Form 10-Q
period 2003-12-31
MDC PARTNERS INC
filed 2004-05-10
CIK 876883

=============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q

                                                 (MARK ONE)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2004 or

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-50303

                                 ______________

                               MDC PARTNERS INC.
             (Exact name of registrant as specified in its charter)

            ONTARIO, CANADA                                 N/A
      (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

           45 HAZELTONAVENUE                               M5R 2E3
        Toronto, Ontario, Canada                         (Zip Code)
  (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (416) 960-9000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes [X] No [ ]

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes [ ] No [ ]

     The numbers of shares outstanding as of May 10, 2004 were: 22,574,366 Class A shares and 2,502 Class B shares.

                       WEBSITE ACCESS TO COMPANY REPORTS

     MDC Partners Inc.'s internet website address is www.mdc-partners.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be made available free of charge through the Company's website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

                               MDC PARTNERS INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                               PAGE
              PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements............................................ 4
              Condensed Consolidated Statements of Operations (unaudited)
                 Three Months Ended March 31, 2004 and March 31, 2003......... 4
              Condensed Consolidated Balance Sheets as of
                 March 31, 2004 (unaudited) and December 31, 2003............. 5
              Condensed Consolidated Statements of Cash Flows (unaudited)
                 Three Months Ended March 31, 2004 and March 31, 2003 ........ 6
              Notes to Condensed Consolidated Financial Statements
                 (unaudited).................................................. 7
Item 2.       Management's Discussion and Analysis of Financial Condition
                 And Results of Operations.................................... 29
Item 3.       Quantitative and Qualitative Disclosures about Market Risk...... 40
Item 4.       Controls and Procedures......................................... 40
              PART II. OTHER INFORMATION
Item 2.       Changes in Securities, Use of Proceeds and Issuer
              Purchases of Equity Securities ................................. 41
Item 6.       Exhibits and Reports on Form 8-K................................ 42
Signatures...................................................................  44

                       MDC PARTNERS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (thousands of United States dollars, except per share amounts)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2004                2003

Revenue:
   Services                                                                       $56,266              $39,689
   Products                                                                        18,847               43,525
                                                                           ------------------    -----------------
                                                                                   75,113               83,214
                                                                           ------------------    -----------------
Operating Expenses:
   Cost of products sold                                                           11,567               18,729
   Salary and related costs *                                                      36,768               27,139
   General and other operating costs                                               29,115               28,362
   Depreciation and amortization                                                    2,343                3,365
                                                                           ------------------    -----------------
                                                                                   79,793               77,595
                                                                           ------------------    -----------------

Operating Profit (Loss)                                                            (4,680)               5,619
                                                                           ------------------    -----------------

Other Income (Expenses)
   Gain on sale of affiliate (Note 9)                                               7,165                    -
   Interest expense                                                                (2,313)              (4,326)
   Interest income                                                                    420                   93
                                                                           ------------------    -----------------
                                                                                    5,272               (4,233)
                                                                           ------------------    -----------------

Income Before Income Taxes, Equity in Affiliates and Minority Interests               592                1,386
Income Taxes (Recovery)                                                             1,753                  (21)
                                                                           ------------------    -----------------

Income (Loss) Before Equity in Affiliates and Minority Interests                   (1,161)               1,407
Equity in affiliates                                                                1,446                  498
Minority interests                                                                 (1,303)              (1,018)
                                                                           ------------------    -----------------

Net Income (Loss)                                                                 ($1,018)                $887
                                                                           ==================    =================

Earnings (Loss) Per Common Share:
   Basic - net income (loss)                                                       ($0.05)               $0.05
   Diluted - net income (loss)                                                      (0.05)                0.05

Weighted average number of shares:
   Basic                                                                       18,918,608           16,915,341
   Diluted                                                                     18,918,608           26,403,555



*   Includes stock-based compensation of $5,922 and nil, respectively in 2004 and 2003.

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                       MDC PARTNERS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of United States dollars)

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 2004                  2003
                                                                          --------------------   -----------------
                                                                              (UNAUDITED)
                 ASSETS

Current Assets:
    Cash and cash equivalents                                                     $59,158               $66,726
    Accounts receivable, less allowance for doubtful accounts
      of $797 and $552                                                             96,958                60,115
    Expenditures billable to clients                                                8,294                 7,422
    Inventories                                                                     7,851                 6,795
    Prepaid expenses and other current assets                                       6,844                 4,924
                                                                          --------------------   -----------------

    Total Current Assets                                                          179,105               145,982

Fixed Assets, at cost, less accumulated depreciation
      and amortization of $55,512 and $52,885                                      46,543                42,025
Investment in Affiliates                                                           19,579                36,084
Goodwill                                                                          129,917                87,479
Deferred Tax Benefits                                                              10,097                12,580
Other Assets                                                                        5,615                 6,030
                                                                          --------------------   -----------------

 Total Assets                                                                    $390,856              $330,180
                                                                          ====================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other liabilities                                        $132,162               $74,050
   Advance billings                                                                26,869                13,391
   Current portion of long-term debt                                               31,554                16,486
   Deferred acquisition consideration                                               1,113                 1,113
                                                                          --------------------   -----------------

   Total Current Liabilities                                                      191,698               105,040

Long-Term Debt                                                                     52,543                95,946
Convertible Notes (Note 10)                                                        36,605                37,794
Other Liabilities                                                                     483                   516
Minority Interests                                                                  1,195                 2,533
                                                                          --------------------   -----------------

 Total Liabilities                                                                282,524               241,829
                                                                          --------------------   -----------------

Contingencies (Note 12)

Shareholders' Equity:
   Share capital (Note 11)                                                        131,520               115,996
   Share capital to be issued                                                       3,909                     -
   Contributed surplus                                                              5,321                 3,272
   Retained earnings (deficit)                                                    (26,166)              (25,148)
   Accumulated other comprehensive income (loss)                                   (6,252)               (5,769)
                                                                          --------------------   -----------------

 Total Shareholders' Equity                                                       108,332                88,351
                                                                          --------------------   -----------------

 Total Liabilities and Shareholders' Equity                                      $390,856              $330,180
                                                                          ====================   =================

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (thousands of United States dollars)

                                                                                      Three Months Ended March 31,
                                                                                        2004                 2003

      Cash flows from operating activities:
        Net income (loss)                                                             ($1,018)                $887
        Adjustments for non-cash items:
           Stock-based compensation                                                     5,922                    -
           Depreciation and amortization                                                2,343                3,365
           Non-cash interest expense                                                        -                  954
           Deferred income taxes                                                        2,407                  134
           Gain on sale of affiliate (Note 9)                                          (7,165)                   -
           Earnings of affiliates, net of distributions                                   581               (1,094)
           Minority interest and other                                                    (75)                (151)
           Changes in non-cash working capital                                         (4,732)              (4,128)
                                                                                ------------------   ------------------
                Net cash used for operating activities                                 (1,737)                 (33)
                                                                                ------------------   ------------------
      Cash flows from investing activities:
           Capital expenditures                                                        (3,141)              (2,267)
           Acquisitions, net of cash acquired                                               3               (1,115)
           Other assets, net                                                              115                 (179)
                                                                                ------------------   ------------------
                Net cash used in investing activities                                  (3,023)              (3,561)
                                                                                ------------------   ------------------
      Cash flows from financing activities:
           Proceeds from issuance of long-term debt                                         -                  159
           Repayment of long-term debt                                                 (2,188)              (1,884)
           Issuance of share capital                                                    2,041                    -
           Purchase of share capital                                                   (1,468)                   -
                                                                                ------------------   ------------------
                Net cash used in financing activities                                  (1,615)              (1,725)
                                                                                ------------------   ------------------
      Effect of exchange rate changes on cash and cash equivalents                     (1,193)                 717
                                                                                ------------------   ------------------
                Net decrease in cash and cash equivalents                              (7,568)              (4,602)
      Cash and cash equivalents at beginning of period                                 66,726               32,250
                                                                                ------------------   ------------------
      Cash and cash equivalents at end of period                                      $59,158              $27,648
                                                                                ==================   ==================

      Supplemental disclosures:
           Income taxes paid                                                             $160                 $449
           Interest paid                                                               $1,766                 $612
      Non-cash consideration:
           Share capital issued, or to be issued, on acquisitions (Note 8)            $18,860                    -
           Stock-based awards issued,  on acquisitions (Note 8)                        $1,827                    -
           Settlement of debt with investment in affiliate
             Reduction in debt (Note 9)                                              ($26,344)                   -
             Reduction in investment in affiliate (Note 9)                            $16,876                    -


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (thousands of United States dollars, unless otherwise stated)


1.       BASIS OF PRESENTATION

         MDC Partners Inc. (the "Company") has prepared the condensed consolidated interim financial statements included herein without audit pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America have been condensed or omitted pursuant to these rules.

         The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 40-F for the year ended December 31, 2003.

         Results of operations for interim periods are not necessarily indicative of annual results.

         As of the first quarter of 2004, the Company changed its method of accounting from Canadian GAAP to GAAP of the United States of America ("US"). The comparative financial statements included in these interim financial statements have been restated following US GAAP. This change in accounting method resulted from the conversion of Class B multiple voting shares into Class A Subordinate Voting Shares during the first quarter of 2004 (see Note 11). Due to the conversion of these shares, the majority of shareholder votes now belong to shareholders of the Company who reside in the US and, as a result, the Company is now deemed to be a US domestic issuer as defined under the United States Securities and Exchange Commission regulations to which the Company is subject.

         Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months ended March 31, 2004 and 2003 is set out in Note 13.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized as follows:

                  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of MDC Partners Inc. (formerly MDC Corporation Inc.) and its domestic and international controlled subsidiaries. Intercompany balances and transactions have been eliminated.

                  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Cash Equivalents. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

                  Allowance for Doubtful Accounts. Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent estimated uncollectible receivables associated with potential customer defaults usually due to customers' potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

                  Expenditures Billable to Clients. Expenditures billable to clients consist principally of costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients that have not been invoiced. Such amounts are invoiced to clients at various times over the course of the production process.

                  Inventories. Finished goods and work-in-process inventories are valued at the lower of cost and net realizable value. Raw materials are valued at the lower of cost and replacement cost. Cost is determined on a first-in, first-out method.

                  Depreciation of Fixed Assets. Buildings are depreciated on a straight-line basis over the estimated useful lives of 20 to 25 years. Computers, furniture and fixtures are depreciated on a declining balance basis at rates of between 20% to 50% per year. Machinery and equipment are depreciated on a declining balance basis at rates of between 10% to 20% per year. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the estimated useful life of these assets.

                  Long-lived Assets. In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, risk adjusted where appropriate, which represents the blended after-tax costs of debt and equity.

                  Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership of less than 50% and has significant influence, or joint control, over the operating and financial policies of the affiliate. The Company's investments accounted for using this method are Crispin Porter + Bogusky, LLC and Cliff Freeman & Partners, LLC. The Company's management periodically evaluates these investments to determine if there have been any, other than temporary, declines in value.

                  Goodwill and Other Intangibles. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill acquired as a result of a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS 141, "Business Combinations", the cost of an acquired entity is allocated to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists.

         Prior to the adoption of SFAS 142 on January 1, 2002, intangibles were amortized on a straight-line basis over a period not to exceed 40 years. The intangibles were written down if and to the extent they were determined to be impaired. Under SFAS 142, the Company no longer amortizes goodwill and intangibles with indefinite lives and is required to perform an annual impairment test on goodwill balances and intangibles with indefinite lives. The initial test for impairment required the Company to assess whether there was an indication that goodwill was impaired as of the date of adoption of SFAS 142. To accomplish this, the Company identified its reporting units and determined the carrying value of each unit, including goodwill and other intangible assets. The company then determined the fair value of each reporting unit and compared it to its carrying value. In performing this test in accordance with SFAS 142, the components of the reporting units were aggregated to the level where operating decisions are made. The initial SFAS 142 impairment test was completed during the second quarter of 2002 and, as a result, a transitional impairment loss was charged to the statement of operations as a cumulative effect of a change in accounting policy. The Company performs the annual impairment test during the fourth quarter of each year, unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment. Subsequent impairment losses will be charged to operating income, where applicable.

                  Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from deductions recorded for tax purposes in excess of that recorded in the financial statements.

                  Revenue Recognition. Substantially all of the Marketing Communications reportable segment revenue is derived from fees for services. Additionally, the Company earns commissions based upon the placement of advertisements in various media. Revenue is realized when the service is performed in accordance with the terms of each client arrangement and upon completion of the earnings process. This includes when services are rendered, upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

         A small portion of the Company's contractual arrangements with clients includes performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when performance against qualitative goals is determined by the Company's clients.

         Substantially all of the Secure Products International reportable segment revenue is derived from the sale of products. Revenue derived from the stamp operations is realized using the percentage of completion method determined based on costs of production incurred to date relative to the expected total costs to be incurred upon completion. Revenue derived from the sale of tickets and cards is realized when the product is completed and either shipped, or held in the Company's secure facilities at the written request of the customer, title to the product has transferred to the customer, and all revenue recognition criteria have been met.

         The Company's revenue recognition policies are in compliance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition". SAB 104 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. The Company's revenue recognition policies are in compliance with, SAB 104, EITF 99-19 and EITF 01-14. In the majority of the Company's businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

                  Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted full fair value accounting for stock based awards as prescribed by SFAS 123 "Accounting for Stock Based Compensation". Prior to January 1, 2003, the Company elected to not apply fair value accounting to stock based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock based compensation in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

         The Company adopted full fair value accounting for stock based awards using the prospective application transitional alternative available in SFAS 148 "Accounting for Stock Based Compensation - Transition and Disclosure". Accordingly, the fair value based method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to contributed surplus when costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the vesting period of the award. Changes in the Company's payment obligation subsequent to vesting of the award and prior to the settlement date are recorded in operating income in the period incurred. The payment amount is established for Share Appreciation Rights on the date of the exercise of the award by the employee.

         As noted, prior to January 1, 2003, the Company did not use the fair value method to account for certain employee stock-based compensation plans but disclosed this pro forma information for options granted commencing fiscal 1995. The table below summarizes the quarterly pro forma effect for the three months ended March 31, 2004 and 2003 had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003.

                                                                         Three Months Ended March 31,
                                                                         2004                   2003
                                                                   ------------------    -------------------

         Net income (loss), as reported                                    ($1,018)                 $887

         Fair value costs of stock-based employee compensation
              for options issued prior to 2003                                 376                   512
                                                                   ------------------    -------------------
         Net income (loss), pro forma
                                                                           ($1,394)                 $375
                                                                   ==================    ===================

         Basic net income (loss) per share, as reported                    ($0.05)                 $0.05
         Basic net income (loss) per share, pro forma                      ($0.07)                 $0.02
         Diluted net income (loss) per share, as reported                  ($0.05)                 $0.05
         Diluted net income (loss) per share, pro forma                    ($0.07)                 $0.02


         The fair value of the stock options and similar awards used to compute pro forma net income (loss) and net income (loss) per share was estimated fair value at grant date using Black-Scholes option-pricing model with the following weighted average assumptions for each of the three months ended:

                                                                               Three Months Ended March 31,
                                                                           --------------------------------------
                                                                                 2004                 2003
                                                                           ------------------    ----------------

        Expected dividend                                                        0.00%                0.00%
        Expected volatility                                                       40%                  80%
        Risk-free interest rate                                                  5.00%                6.00%
        Expected option life in years                                              5                    -
        Weighted average stock option fair value per option granted              $5.16                  -

         There were no stock options granted during the three months ended March 31, 2003.

                  Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the "Share capital to be issued" as reflected in the Shareholders' Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and warrants. For purposes of computing diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, nil and 9,488,214 shares were assumed to have been outstanding related to common share equivalents. Additionally, the assumed increase in net income related to the after tax interest costs of convertible debentures used in the computations was nil and $368 for the three months ended March 31, 2004 and 2003, respectively.

         The following table details the weighted average number of common shares outstanding for each of the three months ended March 31, 2004 and 2003:

                                                                               Three Months Ended March 31,
                                                                           --------------------------------------
                                                                                 2004                 2003
                                                                           ------------------    ----------------
        Basic weighted average shares outstanding                                 18,918,608          16,915,341
        Weighted average shares dilution adjustments:
            Dilutive stock options and warrants (a)                                        -              36,418
            7% convertible senior notes due January 8, 2007                                -           9,451,796
                                                                           ------------------    ----------------
        Diluted weighted average shares outstanding (b)                           18,918,608          26,403,555
                                                                           ==================    ================

         (a)      Dilutive and anti-dilutive stock options and warrants were determined by using the average closing price of the
                  Class A Subordinate Voting shares for the period. For the three months ended March 31, 2004 and 2003, the average share price used was $14.20 per share and $3.69 per share, respectively.

         (b)      Had certain stock options, warrants and the convertible debt been dilutive, they would have added 3,979,821 dilutive shares and nil dilutive shares for the three months ended March 31, 2004 and 2003, respectively.

                  Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". All of the Company's subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company's non-US dollar based subsidiaries to U.S. dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of non-US dollar based subsidiaries are translated at average exchange rates for the period.

                  Derivative Financial Instruments. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. During 2003 and 2004 the Company did not participate in any derivative financial instruments.

         Effective July 1, 2002, management designated the Company's 10.5% U.S. senior subordinated notes ("Notes") as a hedge against foreign exchange exposure of U.S. operations of Secure Products International. The hedge was applied prospectively from the effective date whereby any foreign exchange translation adjustment of the Notes reduced any offsetting foreign exchange translation adjustment of the U.S. operations, the net of which was reflected in the cumulative translation account within shareholder equity. The application of hedge accounting ceased on the repayment of the Company's 10.5% US senior subordinated notes on June 30, 2003 which corresponded with the sale of 80% of CDI.

3.       COMPREHENSIVE INCOME

         Total comprehensive income and its components were:

                                                                           Three Months Ended March 31
                                                                   ---------------------------------------------
                                                                          2004                       2003
                                                                   --------------------        -----------------
         Net income (loss) for the period                                 ($1,018)                      $887
         Foreign currency translation adjustment                             (483)                    (6,224)
                                                                   --------------------        -----------------
         Comprehensive income (loss) for the period                       ($1,501)                   ($5,337)
                                                                   ====================        =================

4.       NEW ACCOUNTING PRONOUNCEMENTS

         The following pronouncements were issued by the Financial Accounting Standards Board ("FASB") in 2004:

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised. FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The application of these Interpretations did not have a material effect on the consolidated financial statements.

         In November 2003 the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), investments in a loss position. Effective for years ending after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a material impact on the Company's consolidated financial statements.

5.       SEGMENTED INFORMATION

         Based on the Company's internal management structure, the Company's operations form two reportable segments - Marketing Communications and Secure Products International.

         Marketing Communications services, through the Company's network of entrepreneurial firms, include advertising and media, customer relationship management, and marketing services. These businesses provide communications services to similar type clients on a global, national and regional basis. The businesses have similar cost structures and are subject to the same general economic and competitive risks. Given these similarities, the results are aggregated into one reportable segment.

         Secure Products International operations provide security products and services in three primary areas: electronic transaction products such as credit, debit, telephone and smart cards; secure ticketing products such as airline, transit and event tickets; and stamps, both postal and excise. Again, given the similarities in types of clients, cost structure and risks, the results are aggregated into one reportable segment. The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in these notes to condensed consolidated financial statements, except as where indicated.

         Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business as a joint venture with these other interestholders. The Company's management oversees these businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the businesses comprising this segment also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Crispin Porter + Bogusky, LLC, ("CPB"), owned 49% by the Company and operated in joint venture with the other interest holders, is required to be equity accounted for under US GAAP. For purposes of the segmented information disclosure, the results of operations of CPB have been combined with the other business of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in the segmented information disclosure.

         Summary financial information concerning the Company's reportable segments for the three months ended March 31 is shown in the following table:

Three Months Ended March 31, 2004

                                           Combined                             As Reported under US GAAP
                              -------------------------------- ------------------------------------------------------------
                                                     Less
                              Combined Marketing    Equity        Marketing      Secure Products  Corporate &       Total
                                Communications    Affiliates   Communications     International      Other
                              ---------------- --------------- -------------- ----------------- -------------    ----------
   Revenue                          $66,432         $10,513         $55,919          $18,847          $347         $75,113
                               ---------------    ------------    -----------     ------------   ------------    ----------
   Operating Expenses:
     Cost of products sold                -               -               -           11,567             -          11,567
     Salary and related costs        30,015           4,039          25,976            3,476         7,316*         36,768
     General and other
      operating costs                26,754           1,541          25,213            2,401         1,501          29,115
     Depreciation and
       Amortization                   1,794             176           1,618              675            50           2,343
                               ---------------    ------------    -----------     ------------   ------------    ----------
                                     58,563           5,756          52,807           18,119         8,867          79,793
                               ---------------    ------------    -----------     ------------   ------------    ----------
   Operating Profit (Loss)           $7,869          $4,757          $3,112             $728       ($8,520)        ($4,680)
                               ===============    ============    ===========     ============   ============    ==========
   Capital expenditures              $2,012            $178          $1,834           $1,273           $34          $3,141

       * Includes $5,922 related to stock-based compensation reflected in the three months ended March 31, 2004. There was no similar charge during the same period in 2003.

Three Months Ended March 31, 2003

                                    Combined                                         As Reported under US GAAP
                                ------------------                 --------------------------------------------------------------
                                 Combined                                            Secure
                                Marketing        Less Equity      Marketing         Products     Corporate &
                              Communications     Affiliates     Communications   International      Other            Total
                             ----------------- --------------- ----------------- --------------- ------------- ------------------
Revenue                           $44,992             $5,601          $39,391          $43,525          $298          $83,214
                             -----------------     -----------    --------------     -----------    ----------    ---------------
Operating Expenses:
   Cost of products sold                -                  -                -           18,729             -           18,729
   Salary and related
     Costs                         22,881              2,876           20,005            6,083         1,051           27,139
   General and other
     operating costs               16,617              1,047           15,570           12,050           742           28,362
   Depreciation and
     amortization                   1,933                 80            1,853            1,174           338            3,365
                             -----------------     -----------    --------------     -----------    ----------    ---------------
                                   41,431              4,003           37,428           38,036         2,131           77,595
                             -----------------     -----------    --------------     -----------    ----------    ---------------
Operating Profit (Loss)            $3,561             $1,598           $1,963           $5,489      ($1,833)           $5,619
                             =================     ===========    ==============     ===========    ==========    ===============
Capital expenditures               $1,243               $518             $725           $1,539            $3           $2,267



         A summary of our revenue and long-lived assets by geographic area as of March 31, 2004 and 2003 is set forth in the following table.

                                                United States          Canada            Other          Total
                                             -------------------- ------------------ -------------- --------------
    Revenue
    Three Months Ended March 31,
      2004                                            $46,961              $21,790        $6,362        $75,113
      2003                                             58,204               20,265         4,745         83,214

    Long-lived Assets
    at March 31,
      2004                                            $21,471              $20,673        $5,243        $47,387
      2003                                             19,227               25,657         5,040         49,924


6.       INVENTORY

         The components of inventory are listed below:

                                                                     March 31,                   December 31,
                                                                        2004                         2003
                                                                 -------------------          -------------------
         Raw Materials and supplies                                      $3,809                       $3,743
         Work-in-process                                                  2,867                        2,135
         Finished goods                                                   1,175                          917
                                                                 -------------------          -------------------
             Total                                                       $7,851                       $6,795
                                                                 ===================          ===================


7.       REVOLVING LINES OF CREDIT

         At March 31, 2004, the Company had secured committed revolving credit lines of $39,031, which were partially drawn to $32,505 and are reflected as short-term bank loans and long-term bank loans. These secured loans were comprised of local borrowings of the Company's US and Canadian subsidiaries.

8.       ACQUISITIONS

         On January 29, 2004, the Company acquired a 60% ownership interest in kirshenbaum bond + partners, LLC ("KBP") in a transaction accounted for under the purchase method of accounting. KBP is comprised of four units: kirshenbaum bond (New York and San Francisco) which are primarily advertising agencies, LIME Public Relations + Promotion, The Media Kitchen, which handles media buying and planning and Dotglu, an interactive and direct marketing unit. KBP is recognized for creating very successful non-traditional marketing campaigns and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. As part of the acquisition, the Company paid $20,654 in cash, issued 148,719 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $2,029 based on the share price on the date of the closing and press release), issued warrants to purchase 150,173 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $955 based on the share price during the period on or about the date of the closing and press release) and incurred transaction costs of approximately $1,019. Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration, totaling up to an additional $735 within one year, based upon achievement of certain predetermined earnings targets. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $24,657. The purchase price was allocated to the net assets acquired as follows:

         Cash and cash equivalents                                 $15,170
         Accounts receivable and other current assets               11,124
         Furniture, equipment and leasehold improvements             2,323
         Goodwill and intangible assets                             26,834
         Accounts payable and accrued expenses                     (30,794)
                                                               -------------
            Total purchase price                                   $24,657
                                                               =============

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such assumptions and estimates. The Company's consolidated financial statements include KBP's results of operations subsequent to its acquisition on January 29, 2004. During this period, the operations of KBP contributed $7,397 of revenue and $623 of net income.

         On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC ("Accent"), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. Accent has established itself as an integrated direct marketing services company providing customer contact centers and direct mail services to its clients, offering a unique customer relationship and product life cycle management program to its clients. As part of the acquisition, the Company paid $1,444 in cash, issued, and to be issued, 1,103,331 shares of the Company's common stock to the selling interestholders of Accent (valued at approximately $16,454 based on the share price during the period on or about the date of the closing and press release), and incurred transaction costs of approximately $63. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent, based upon achievement of certain predetermined earnings targets, by June 2005. Such contingent consideration will be accounted for when it becomes determinable. This acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements, which have consolidated Accent's financial results since 1999, will reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

         The purchase price was allocated to the net assets as follows:

          Cash and cash equivalents                                   $100
          Accounts receivable                                        4,439
           Fixed assets                                              2,861
          Other assets                                               2,799
          Goodwill and intangible assets                            13,347
          Accounts payable and accrued liabilities                  (1,261)
          Long-term debt                                            (3,986)
          Other liabilities                                           (338)
                                                             ------------------
             Total purchase price                                  $17,961
                                                             ==================

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         During the quarter ended March 31, 2004, the Company acquired several other ownership interests. In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC ("CF") in a transaction accounted for under the equity method of accounting. CF is a New York based advertising agency. CF has long been recognized for its creative abilities, winning numerous national and international advertising awards, and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. Also during the quarter, the Company acquired further equity interests in the existing subsidiaries of Allard Johnson Communications Inc. and Targetcom LLC, as well as several other immaterial investments. In aggregate, as part of these acquisitions, the Company paid $3,076 in cash and incurred transaction costs of approximately $397. Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain predetermined cumulative earnings targets. Based on current earnings levels, the additional consideration would be nil. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,473. The purchase price was allocated to the net assets acquired as follows:

         Assets                                                  $2,462
         Goodwill and intangible assets                           3,003
         Liabilities                                             (1,992)
                                                        --------------------
            Total purchase price                                 $3,473
                                                        ====================

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions. The Company's consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis except for CF, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through contractual rights. During this period, the aggregated operations of these acquisitions did not have a material effect on the Company's results of operations.

         The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2004 and 2003 assume that the acquisition of the operating assets of KBP, CF and the further interest in Accent had occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets and liabilities acquired.

                                               Three Months Ended March 31,
                                                2004                 2003
                                            -------------       --------------
         Revenues                             $78,708               $93,138
         Net (loss) income                       (780)                2,017
         Earnings per share:
            Basic - net income (loss)          ($0.04)                $0.11
            Diluted - net income (loss)         (0.04)                 0.09

9.       GAIN ON SALE OF AFFILIATE

         In February 2004, the Company sold its remaining 20% interest in Custom Direct Income Fund (the "Fund") through the exchange of its interest in the Fund for the settlement of the $26,344 (C$34,155) of adjustable rate exchangeable securities issued on December 1, 2003. Based on the performance of the Fund for the period ended December 31, 2003, the Company was entitled to exchange its shares of Custom Direct, Inc. for units of the Fund. Upon the occurrence of certain events, the adjustable rate exchangeable securities could be exchanged for units of the Fund. The Company delivered the Units of the Fund on February 13, 2004 in full settlement of the adjustable rate exchangeable securities.

10.      SUBSEQUENT EVENT

         Pursuant to the trust indenture, as amended, governing the Company's 7% subordinated unsecured convertible debentures due January 8, 2007 (the "Debentures"), the Company announced on April 5, 2004 that it would redeem the Debentures on May 5, 2004 (the "Redemption Date"), at a redemption price equal to the aggregate principal amount, and accrued and unpaid interest. MDC has elected to satisfy its obligation to pay the aggregate principal amount of the Debentures payable on redemption by the issuance of Class A Subordinate Voting Shares of the Company. Approximately $36.6 million (Canadian $48 million) aggregate principal amount of Debentures is outstanding.

         The number of Class A Subordinate Voting Shares issuable to holders of Debentures on redemption will be approximately 2.58 million Class A Subordinate Voting Shares. The Company is not required to issue any fractional Class A Subordinate Voting Shares. Accrued interest on the Debentures up to the Redemption Date will be paid in cash. No interest will continue to be payable on the Debentures from and after the Redemption Date.

11.      SHARE CAPITAL

         Changes to the Company's issued and outstanding share capital during the three months ended March 31, 2004 are as follows:

        Class A                                                                          Shares           Amount
                                                                                  --------------    -------------
        Balance, January 1, 2004                                                     18,369,451         $115,861
        Shares acquired and cancelled pursuant to a normal course issuer bid           (105,000)          (1,468)
        Share options exercised                                                          69,807              632
        Shares issued  - private placement                                              120,919            1,409
        Shares issued  - acquisitions (Note 8)                                          985,194           14,951
        Shares issued upon conversion of Class B shares                                 447,968              134
                                                                                  --------------    -------------
        Balance, March 31, 2004                                                      19,888,339          131,519
                                                                                  --------------    -------------

        Class B

        Balance, January 1, 2004                                                        450,470              135
        Shares converted to Class A shares                                             (447,968)            (134)
                                                                                  --------------    -------------
        Balance, March 31, 2004                                                           2,502                1
                                                                                  --------------    -------------

        Total Class A and Class B share capital                                      19,890,841         $131,520
                                                                                  ==============    =============


         During the first quarter of 2004, the Company completed a private placement issuing 120,919 shares at an average price of $11.65 per share and issuing 120,919 warrants with exercise prices ranging from Canadian $15.72 to Canadian $19.13 and expiring in March 2009. The Company undertook the private placement as a means to provide the Company's Board of Directors and potential Board members to increase their share holdings in the Company in order to further align their interests with those of the Company. As a result of the offering, a stock-based compensation charge in the amount of $1.0 million was taken in the first quarter to account for the fair value of the benefits conveyed to the recipients of the awards on the granting of warrants and the issuing of shares at a price less than the trading value on the day of issuance.


         On February 26, 2004 the Company's then controlling shareholder, Miles
         S. Nadal (the Company's Chairman and Chief Executive Officer) gave formal notice to the corporation's Board of Directors that he had initiated the process to affect conversion of 100% of his Class B multiple voting shares into Class A Subordinate Voting Shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed. Mr. Nadal's equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the class and carry 20 votes per share, in addition to 3,400,351 Class A Subordinate Voting Shares, which carry one vote per share. After the conversion, both Mr. Nadal's equity interest and voting interest in the Company are approximately 20.2%, or 3,848,319 Class A Subordinated Voting Shares.


         Share option transactions during the three months ended March 31, 2004 are summarized as follows:

                                                 Options Outstanding                    Options Exercisable
                                         ------------------------------------     ---------------------------------
                                                Weighted            Weighted
                                          Average Number       Average Price           Number           Price per
                                             Outstanding           per Share        Outstanding           Share
                                         ----------------    ----------------     ---------------     -------------
Balance, beginning of period                   2,066,728               $6.60             870,979             $7.82
Granted                                           44,052               11.70
Exercised                                       (69,807)                9.09
Expired and cancelled                              (622)               10.05
                                         ----------------
Balance, end of period                         2,040,351               $6.54           1,000,507             $7.60
                                         ================


         Shares options outstanding as at March 31, 2004 are summarized as follows:

                                            Options Outstanding                          Options Exercisable
                             ---------------------------------------------------   --------------------------------
Range of                          Outstanding          Weighted        Weighted        Exercisable        Weighted
                                       Number           Average   Average Price             Number   Average Price
Exercise Prices                                Contractual Life       per Share                          per Share
---------------------------- ----------------- ----------------- ---------------   ---------------- ---------------
$2.94  -  $4.50                       770,535               3.6           $4.08            322,813           $4.06
$4.51  -  $6.00                       518,865               4.1           $5.53            117,349           $5.52
$6.01  -  $9.00                       347,153               5.0           $7.27            273,852           $7.36
$9.01  -  $15.30                      390,325               2.9          $11.02            273,020          $11.21
$23.00 - $42.50                        13,473               1.2          $42.33             13,473          $42.33


Warrants issued and outstanding as of March 31, 2004 are as follows:

                                                    Class A Stock
                                                       Warrants
                                                   -----------------

Balance at December 31, 2002                                      -
    Warrants issued (a)                                     507,146
                                                   -----------------
Balance at December 31, 2003                                507,146
    Warrants issued (b)                                     626,092
                                                   -----------------
Balance at March 31, 2004                                 1,133,238
                                                   =================

         (a) During the year ended December 31, 2003, the Company issued 507,146 warrants with a weighted average exercise price of Canadian $14.28 and terms of two to five years.

         (b) During the three months ended March 31, 2004, the Company issued 626,092 warrants with a weighted average exercise price of Canadian $17.71 and a term of five years.




12.      CONTINGENCIES

         In addition to the consideration paid by the Company in respect of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration of approximately $6 million could be earned in 2004 and 2005, of which approximately $5 million would be payable in shares of the Company.

         Owners of interests in certain of the Company's subsidiaries and investments have the right in certain circumstances to require the Company to purchase additional ownership stakes. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund related amounts during the period 2004 to 2010. The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events such as the average earnings of the relevant subsidiary through the date of exercise, and the growth rate of the earnings of the relevant subsidiary during the period. The Company has not received any notices to exercise such rights that are not currently reflected on the Company's balance sheet.

         The Company has agreed to provide to its Chairman, President and Chief Executive Officer a bonus of Canadian $10 million in the event that the market price of the Company's Class A subordinate voting shares is Canadian $30 per share or more for a specified period of time. The after tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer.

         In connection with certain dispositions of assets and/or businesses, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relate to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

         The Company is unable to estimate the maximum potential liability for these indemnifications as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood if which cannot be determined at this time.

         Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications when those losses are probable and estimable.


13.      CANADIAN GAAP RECONCILIATION

         During the third quarter of fiscal 2003, the Company changed its reporting currency from Canadian dollars to US dollars. The comparative financial information for the three months ended March 31, 2003 prepared under Canadian GAAP included in this reconciliation differ from amounts previously reported as a result of the change in reporting currency to US dollars. The change in reporting currency had no impact on the measurement of earnings under Canadian GAAP. Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months ended March 31, 2004 and 2003 is set out as follows.

         The reconciling items under Canadian GAAP, are as follows:

         Convertible Notes

         Under US GAAP, the convertible notes are classified entirely as debt. Accordingly, interest expense is recorded based upon the stated interest rate associated with the underlying debt.

         Under Canadian GAAP, the Company has classified the convertible notes as equity as the Company has the ability and intent to satisfy the obligation on redemption or maturity in freely tradeable Class A shares. Under Canadian GAAP, the Company has recorded an amount in long-term and current debt representing the present value of the future interest payments owing on the convertible debt. The interest in respect of the convertible debt is recorded as a credit on an account of the equity portion of the compound financial instrument such that the equity component is accreted to the face of the convertible debt upon maturity.

         This difference results in a reclassification on the balance sheet between long-term debt and equity, and a reduction in the interest expense for the amount of the accretion that is not expensed for Canadian GAAP purposes.

         Proportionate Consolidation of Affiliate

         Under US GAAP, joint ventures in which the Company owns less than a 50% interest are accounted for under the equity method. Under Canadian GAAP, joint ventures are accounted for on the proportionate consolidation method whereby the Company consolidates on a line-by-line basis their interest in the financial position and results of operations and cash flows of the joint venture.

         Other Adjustments

         Other adjustments represent cumulative translation differences as a result of timing differences between recognition of certain expenses under US and Canadian GAAP.


         Three Months Ended March 31, 2004

                                                                                  Proportionate
                                                  US            Convertible      Consolidation of         Canadian
                                                 GAAP              Notes            Affiliate               GAAP
                                            ---------------- ------------------ ------------------- ---------------------
    Revenue
       Services                                  $56,266              $  -                $5,151               $61,417
       Products                                   18,847                 -                     -                18,847
                                            ----------------    ---------------    -----------------    -----------------
                                                  75,113                 -                 5,151                80,264
                                            ----------------    ---------------    -----------------    -----------------
    Operating Expenses:
       Cost of products sold                      11,567                 -                     -                11,567
       Salary and related costs                   36,768                 -                 1,979                38,747
      Office and general expenses                 29,115                 -                   755                29,870
      Depreciation and amortization                2,343                 -                    86                 2,429
                                            ----------------    ---------------    -----------------    -----------------
                                                  79,793                 -                 2,820                82,613
                                            ----------------    ---------------    -----------------    -----------------
    Operating Profit (Loss)                       (4,680)                -                 2,331                (2,349)
                                            ----------------    ---------------    -----------------    -----------------

    Other Income (Expenses)
       Gain on sale of affiliate                   7,165                 -                     -                 7,165
       Interest expense                           (2,313)              521                   (12)               (1,804)
       Interest income                               420                 -                     -                   420
                                            ----------------    ---------------    -----------------    -----------------
                                                   5,272               521                   (12)                5,781
                                            ----------------    ---------------    -----------------    -----------------
    Income Before Income Taxes, Equity in            592               521                 2,319                 3,432
    Affiliates and Minority Interests
    Income Taxes                                   1,753                 -                   873                 2,626
                                            ----------------    ---------------    -----------------    -----------------

    Income (Loss) Before Equity in
    Affiliates and Minority Interests             (1,161)              521                 1,446                   806
    Equity in Affiliates                           1,446                 -                (1,446)                    -
    Minority Interests                            (1,303)                -                     -                (1,303)
                                            ----------------    ---------------    -----------------    -----------------

    Net Income (Loss)                            ($1,018)             $521                  $  -                 ($497)
                                            ================    ===============    =================    =================


As at March 31, 2004                                                  Proportionate
                                          US         Convertible     Consolidation of       Other         Canadian
                                         GAAP           Notes           Affiliate        Adjustments        GAAP
                                     -------------- --------------- ------------------- -------------- ---------------
          ASSETS
Current Assets
   Cash and cash equivalents               $59,158          $  -             $4,522             $  -          $63,680
   Account receivables                      96,958             -             11,903                -          108,861
   Expenditures billable to
    clients                                  8,294             -              5,127                -           13,421
   Inventories                               7,851             -                  -                -            7,851
   Prepaid expenses and other
     current assets                          6,844             -                371                -            7,215
                                      -------------    ------------    ---------------    -----------     ------------

    Total Current Assets                   179,105             -             21,923                -          201,028

Capital assets                              46,543             -              2,734                -           49,277
Investment in Affiliates                    19,579             -            (18,502)               -            1,077
Goodwill                                   129,917             -             16,059                -          145,976
Deferred Tax Benefits                       10,097             -                  -                -           10,097
Other Assets                                 5,615             -                  -                -            5,615
                                      -------------    ------------    ---------------    -----------     ------------

Total Assets                              $390,856          $  -            $22,214             $  -         $413,070
                                      =============    ============    ===============    ===========     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and other
    liabilities                           $132,162          $  -            $21,355             $  -        $153,517
  Advance billings                          26,869             -                 34                -          26,903
  Current portion of long-term
    debt                                    31,554         2,128                  -                -          33,682
  Deferred acquisition
    consideration                            1,113             -                  -                -           1,113
                                      -------------    ------------    ---------------    -----------     ------------

    Total Current Liabilities              191,698         2,128             21,389                          215,215

  Long-Term Debt                            52,543             -                  -                -          52,543
  Convertible Notes                         36,605       (32,532)                 -                -           4,073
  Other Liabilities                            483             -                825                -           1,308
  Minority Interests                         1,195             -                  -                -           1,195
                                      -------------    ------------    ---------------    -----------     ------------

Total Liabilities                          282,524       (30,404)            22,214                -         274,334
                                      -------------    ------------    ---------------    -----------     ------------

Shareholders' Equity
  Share capital                            131,520         1,296                  -                -         132,816
  Share capital to be issued                 3,909             -                  -                -           3,909
  Contributed surplus                        5,321             -                  -                -           5,321
  Retained earnings (deficit)              (26,166)       (1,296)                 -             (816)        (28,278)
  Other paid-in capital                          -        30,404                                              30,404
  Accumulated other
    comprehensive income (loss)             (6,252)            -                  -              816          (5,436)
                                      -------------    ------------    ---------------    -----------     ------------
  Total Shareholders' Equity               108,332        30,404                  -                -         138,736
                                      -------------    ------------    ---------------    -----------     ------------
  Total Liabilities and
    Shareholders' Equity                  $390,856          $  -            $22,214             $  -        $413,070
                                      =============    ============    ===============    ===========     ============


Three Months Ended March 31, 2004

                                                                                    Proportionate
                                                 US                               Consolidation of      Canadian
                                                GAAP          Convertible Notes       Affiliate            GAAP
                                          ------------------ -------------------- ------------------ -----------------
Net income (loss)                           ($1,018)                 $521                      $  -           ($497)
   Earnings of affiliates, net of
     distributions                             581                      -                      (581)              -
   Gain on sale of affiliate                 (7,165)                    -                         -          (7,165)
   Depreciation and amortization              2,343                     -                        86           2,429
   Deferred income taxes                      2,407                     -                         -           2,407
   Stock-based compensation                   5,922                     -                         -           5,922
   Minority interest and other                  (75)                    -                         -             (75)
                                          ---------------    ---------------     -------------------     -------------
                                              2,995                   521                      (495)          3,021
Changes in non-cash working capital          (4,732)                    -                        84          (4,648)
                                          ---------------    ---------------     -------------------     -------------
                                             (1,737)                  521                      (411)         (1,627)
                                          ---------------    ---------------     -------------------     -------------
Investing activities
   Acquisitions, net of cash
     acquired                                     3                     -                         -               3
   Capital expenditures                      (3,141)                    -                      (178)         (3,319)
   Other assets, net                            115                     -                       (42)             73
                                          ---------------    ---------------     -------------------     -------------
                                             (3,023)                    -                      (220)         (3,243)
                                          ---------------    ---------------     -------------------     -------------
Financing activities
   Proceeds from issuance of long-
     term debt                                    -                     -                         -               -
   Repayment of long-term debt               (2,188)                 (521)                        -          (2,709)
   Issuance of share capital                  2,043                     -                         -           2,043
   Purchase of share capital                 (1,470)                    -                         -          (1,470)
                                          ---------------    ---------------     -------------------     -------------
                                             (1,615)                 (521)                        -          (2,136)
                                          ---------------    ---------------     -------------------     -------------

Foreign exchange effect on cash              (1,193)                    -                         -          (1,193)
                                          ---------------    ---------------     -------------------     -------------

Net increase (decrease) in cash              (7,568)                    -                     (631)          (8,199)

Cash beginning of period                     66,726                     -                     5,153          71,879
                                          ---------------    ---------------     -------------------     -------------
Cash end of period                          $59,158                  $  -                    $4,522         $63,680
                                          ===============    ===============     ===================     =============



         Three Months Ended March 31, 2003

                                                                                   Proportionate
                                                 US            Convertible       Consolidation of         Canadian
                                                GAAP         Notes and Other         Affiliate              GAAP
                                         ------------------- ----------------- ---------------------- -----------------
Revenue
   Services                                   $39,689              $  -                $2,744               $42,433
   Products                                    43,525                 -                     -                43,525
                                         ----------------    --------------     ------------------     ----------------
                                               83,214                 -                 2,744                85,958
                                         ----------------    --------------     ------------------     ----------------
Operating Expenses:
   Cost of products sold                       18,729                 -                     -                18,729
   Salary and related costs                    27,139                 -                 1,409                28,548
   Office and general expenses                 28,362                 -                   513                28,875
   Depreciation and amortization                3,365               185                    39                 3,589
                                         ----------------    --------------     ------------------     ----------------
                                               77,595               185                 1,961                79,741
                                         ----------------    --------------     ------------------     ----------------
Operating Profit (Loss)                         5,619              (185)                  783                 6,217
                                         ----------------    --------------     ------------------     ----------------
Other Income (Expense)
   Interest expense                            (4,326)              425                     -                (3,901)
   Interest income                                 93                 -                    16                   109
                                         ----------------    --------------     ------------------     ----------------
                                               (4,233)              425                    16                (3,792)
                                         ----------------    --------------     ------------------     ----------------
Income Before Income Taxes, Equity
in Affiliates and Minority Interests            1,386               240                   799                 2,425
Income Taxes (Recovery)                           (21)              155                   301                   435
                                         ----------------    --------------     ------------------     ----------------
Income Before Equity in Affiliates
and Minority Interests                          1,407                85                   498                 1,990
Equity in Affiliates                              498                 -                  (498)                    -
Minority Interests                             (1,018)                -                     -                (1,018)
                                         ----------------    --------------     ------------------     ----------------
Net Income                                       $887               $85                  $  -                  $972
                                         ================    ==============     ==================     ================


As at December 31, 2003                              US          Convertible       Proportionate     Other Adjustments    Canadian
                                                                                 Consolidation of
                                                    GAAP            Notes            Affiliate                              GAAP
                                                -------------- ---------------- -------------------- ------------------- ----------
          ASSETS
Current Assets
  Cash and cash equivalents                         $66,726            $  -            $5,153               $  -         $71,879
  Account receivables                                60,115               -            10,407                  -          70,522
  Expenditures billable to clients                    7,422               -             3,035                  -          10,457
  Inventories                                         6,795               -                 -                  -           6,795
  Prepaid expenses and other current
    assets                                            4,924               -               144                  -           5,068
                                               ---------------    -------------    ---------------    --------------    -----------

    Total Current Assets                            145,982               -            18,739                  -         164,721

Capital Assets                                       42,025               -             2,641                  -          44,666
Investment in Affiliates                             36,084               -           (19,208)                 -          16,876
Goodwill                                             87,479               -            16,059                  -         103,538
Deferred Tax Benefits                                12,580               -                 -                  -          12,580
Other Assets                                          6,030               -                 -                  -           6,030
                                               ---------------    -------------    ---------------    --------------    -----------

Total Assets                                       $330,180            $  -           $18,231               $  -        $348,411
                                               ===============    =============    ===============    ==============    ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and other liabilities            $74,050            $  -            $17,239                 -         $91,289
  Advance billings                                   13,391               -                125                 -          13,516
  Current portion of long-term debt                  16,486           2,160                  -                 -          18,646
  Deferred acquisition consideration                  1,113               -                  -                 -           1,113
                                               ---------------    -------------    ---------------    --------------    -----------

    Total Current Liabilities                       105,040           2,160             17,364                 -         124,564

Long-Term Debt                                       95,946               -                  -                 -          95,946
Convertible Notes                                    37,794         (33,011)                 -                 -           4,783
Other Liabilities                                       516               -                867                 -           1,383
Minority Interests                                    2,533               -                  -                 -           2,533
                                               ---------------    -------------    ---------------    --------------    -----------

Total Liabilities                                   241,829         (30,851)            18,231                 -         229,209
                                               ---------------    -------------    ---------------    --------------    -----------

Shareholders' Equity
   Share capital                                    115,996           1,296                  -                 -         117,292
   Share capital to be issued                             -               -                  -                 -               -
   Contributed surplus                                3,272               -                  -                 -           3,272
   Retained earnings (deficit)                      (25,148)         (1,296)                 -              (816)        (27,260)
   Other paid-in capital                                  -          30,851                  -                 -          30,851
   Accumulated other comprehensive
   income (loss)                                     (5,769)              -                  -               816          (4,953)
                                               ---------------    -------------    ---------------    --------------    -----------

Total Shareholders' Equity                           88,351          30,851                  -                 -         119,202
                                               ---------------    -------------    ---------------    --------------    -----------
Total Liabilities and Shareholders' Equity         $330,180            $  -            $18,231              $  -        $348,411
                                               ===============    =============    ===============    ==============    ===========


Three Months Ended March 31, 2003

                                             US            Convertible       Proportionate     Other Adjustments       Canadian
                                                                           Consolidation of
                                            GAAP         and Other Notes       Affiliate                                 GAAP
                                      ------------------ ---------------- -------------------- ------------------- -----------------
Net income (loss)                              $887           $270                 $  -                ($185)               $972
  Earnings of affiliates, net of
  distributions                              (1,094)             -                1,094                    -                   -
  Depreciation and  amortization              3,365              -                   39                  185               3,589
  Deferred income taxes                         134            155                    -                    -                 289
  Non-cash interest                             954              -                    -                    -                 954
  Minority interest and other                  (151)             -                    -                    -                (151)
                                       --------------    -------------    ----------------     ----------------    ----------------
                                              4,095            425                1,133                    -               5,653
Changes in non-cash working
   capital                                   (4,128)             -               (1,025)                   -              (5,153)
                                       --------------    -------------    ----------------     ----------------    ----------------
                                                (33)           425                  108                    -                 500
                                       --------------    -------------    ----------------     ----------------    ----------------
Investing activities
  Acquistions, net of cash                   (1,115)             -                    -                    -              (1,115)
     acquired
  Capital expenditures                       (2,267)             -                 (518)                   -              (2,785)
  Other assets, net                            (179)             -                    -                    -                (179)
                                       --------------    -------------    ----------------     ----------------    ----------------
                                             (3,561)             -                 (518)                   -              (4,079)
                                       --------------    -------------    ----------------     ----------------    ----------------
Financing activities
  Proceeds on issuance of long-
    term debt                                   159              -                    -                    -                   159
  Repayment of long-term debt                (1,884)          (425)                   -                    -                (2,309)
                                       --------------    -------------    ----------------     ----------------    ----------------
                                             (1,725)          (425)                   -                    -                (2,150)
                                       --------------    -------------    ----------------     ----------------    ----------------
Foreign exchange effect on cash                 717              -                    -                    -                   717
                                       --------------    -------------    ----------------     ----------------    ----------------
Decrease in cash                             (4,602)             -                 (410)                   -                (5,012)

Cash beginning of period                     32,250              -                5,538                    -                37,788
                                       --------------    -------------    ----------------     ----------------    ----------------
Cash end of period                          $27,648           $  -               $5,128                 $  -               $32,776
                                       ==============    =============    ================     ================    ================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN MDC PARTNERS INC. AND ITS SUBSIDIARIES, AND REFERENCES TO A FISCAL YEAR MEANS THE COMPANY'S YEAR COMMENCING ON JANUARY 1 OF THAT YEAR AND ENDING DECEMBER 31 OF THAT YEAR (E.G., FISCAL 2004 MEANS THE PERIOD BEGINNING JANUARY 1, 2004, AND ENDING DECEMBER 31, 2004). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND
(6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.


The following discussion focuses on the operating performance of MDC Partners Inc. (the "Company") for the three-month periods ended March 31, 2004 and 2003, and the financial condition of the Company as at March 31, 2004. This analysis should be read in conjunction with the consolidated interim financial statements presented in this interim report and the annual audited consolidated financial statements and Management's Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2003. All amounts are in U.S. dollars unless otherwise stated.

COMBINED REVENUE, OPERATING COSTS AND OPERATING PROFITS

Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business as a joint venture with these other interestholders. The Company's management oversees the businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the business comprising this request also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Crispin Porter + Bogusky, LLC, ("CPB"), owned 49% by the Company and operated in joint venture with the other interest holders, is required to be equity accounted for under US GAAP. For purposes of the Management Discussion and Analysis, the results of operations of CPB have been combined with the other business of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in the Management Discussion and Analysis.

RESULTS OF OPERATIONS:



FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   Combined                                          As Reported under US GAAP
                              --------------------                 -------------------------------------------------------------
                                                     Less
                             Combined Marketing     Equity          Marketing    Secure Products   Corporate &
                               Communications     Affiliates     Communications   International       Other            Total
                              ---------------    -----------     --------------- ------------   ----------------    ----------
   Revenue                     $66,432             $10,513             $55,919      $18,847         $347              $75,113
                              ---------------    -----------     --------------- ------------   ----------------    ----------

   Operating Expenses:
     Cost of products sold           -                   -                   -       11,567            -               11,567
     Salary and related costs   30,015               4,039              25,976        3,476        7,316               36,768
     General and other
      operating costs           26,754               1,541              25,213        2,401        1,501               29,115
     Depreciation and
       amortization              1,794                 176               1,618          675           50                2,343
                              ---------------    -----------     --------------- ------------   ----------------    ----------
                                58,563               5,756              52,807       18,119        8,867               79,793
                              ---------------    -----------     --------------- ------------   ----------------    ----------

   Operating Profit (Loss)      $7,869              $4,757              $3,112         $728      ($8,520)              (4,680)
                              ===============    ===========     =============== ============   ================

   Other Income (Expense)
     Gain on sale of affiliate                                                                                          7,165
     Interest expense, net                                                                                             (1,893)
                                                                                                                    ----------

 Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                592
   Income Taxes                                                                                                         1,753
                                                                                                                    ----------
 Loss Before Equity in Affiliates and Minority Interests                                                             (1,161)
   Equity in Affiliates                                                                                                 1,446
   Minority Interests                                                                                                  (1,303)
                                                                                                                    ----------

    Net Income (Loss)                                                                                                 ($1,018)
                                                                                                                    ==========


FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                    Combined                                         As Reported under US GAAP
                             -----------------                 ------------------------------------------------------------------
                                 Combined                                            Secure
                                Marketing        Less Equity      Marketing         Products     Corporate &
                              Communications     Affiliates     Communications   International      Other            Total
                             ----------------- --------------- ----------------- --------------- ------------- ------------------
Revenue                           $44,992             $5,601          $39,391          $43,525          $298          $83,214
                             -----------------     -----------    --------------     -----------    ----------    ---------------
Operating Expenses:
 Cost of products sold                  -                  -                -           18,729             -           18,729
 Salary and related
   costs                           22,881              2,876           20,005            6,083         1,051           27,139
 General and other
   operating costs                 16,617              1,047           15,570           12,050           742           28,362
Depreciation and
   amortization                     1,933                 80            1,853            1,174           338            3,365
                             -----------------     -----------    --------------     -----------    ----------    ---------------
                                   41,431              4,003           37,428           38,036         2,131           77,595
                             -----------------     -----------    --------------     -----------    ----------    ---------------
Operating Profit (Loss)            $3,561             $1,598           $1,963           $5,489       ($1,833)           5,619
                             =================     ===========    ==============     ===========    ==========
Interest expense, net                                                                                                  (4,233)
                                                                                                                  ---------------

Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                  1,386
Income Taxes(Recovery)                                                                                                    (21)
                                                                                                                  ---------------

Income Before Equity in Affiliates and Minority Interests                                                               1,407
Equity in Affiliates                                                                                                      498
Minority Interests                                                                                                     (1,018)
                                                                                                                  ---------------

 Net Income                                                                                                              $887
                                                                                                                  ===============


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $66.4 million in the quarter, 48% more than the $45.0 million in revenue reported in the first quarter of 2003. The increase in Combined revenue as compared to the same quarter in 2003 resulted primarily from several significant new business developments in the quarter as described below. The growth also resulted from the acquisition of kirshenbaum bond + partners, LLC ("KBP") at the end of January 2004, which contributed $7.4 million of revenue in the quarter. Excluding revenue generated by KBP in 2004, Combined revenue increased 31%. Increases in the value of the Canadian dollar and Pound Sterling, measured in U.S. dollars, as compared to the same period in 2003 had the effect of increasing Combined revenue by approximately $1.8 million during the period. On a pro forma basis, comparing a full three months of operations in both 2004 and 2003 for businesses operated by the segment on March 31, 2004, Combined revenue improved by approximately 26% year over year. This reflected very significant pro forma Combined revenue growth in the US businesses as well as the Canadian operations during the quarter. The growth in Combined proforma revenue related to US operations is attributable most notably to incremental revenue that the Company's equity accounted affiliate, CPB, , earned from its new client, Burger King, and from incremental revenue earned by subsidiaries Source Marketing, LLC and Accent Marketing Services, LLC, in connection with services performed for clients in the financial and telecommunications industries.

The positive organic growth, particularly in the US, has resulted in a shift in the geographic mix of Combined revenue. Of the Combined revenue for the quarter, 77% was derived from operations in the United States, 18% was derived from operations in Canada and 5% was derived from operations in the United Kingdom. This compares to 71%, 24% and 5%, respectively, in first quarter of 2003.

During the first quarter of 2004 the Marketing Communications Division saw a relative increase, as compared to the same quarter in 2003, in revenue from financial and telecommunications-based clients, and a relative decrease in revenue from healthcare, media and, to a lesser extent, consumer products-based clients In dollar terms, significant increases were noted in revenues from financial-, consumer product- and telecommunications industry-based clients. The composition of revenues added due to business acquisitions in the first quarter of 2004, principally KBP, did not have a material effect on Combined revenue composition, as revenue continues to be derived primarily from clients in the consumer and financial industries.

Acquisitions completed during the first quarter did increase both total revenue and the proportionate share of revenue from advertising services, as compared to the "below-the-line" services. For the first quarter of 2004, Combined revenue from advertising services represented approximately 43% of Combined revenue as compared to 35% for the same period in 2003. Excluding the effects of the KBP acquisition, advertising services would have increased to 39% in the quarter, as the division's existing operations obtained several new advertising clients during the quarter.

Combined operating costs increased 44%, as compared to the same quarter in 2003. This rate of growth is lower than the 48% rate of growth exhibited by Combined revenues, during the same period. Increases in staffing levels did not occur at the same rate as increases in revenues from new business development. In addition, the consolidation of Maxxcom's head office into the "Corporate and Other" division upon the privatization of Maxxcom helped minimize the increase in salary costs. Combined salary and related costs increased approximately 31%, as compared to the same quarter in 2003. Combined general and other operating costs, which include production costs, increased approximately 61% reflecting a shift in the mix of business to sales promotional, direct marketing and database management services. Excluding the effects of the KBP acquisition, Combined revenues increased approximately 31%, while Combined operating costs increased 27%, resulting in a Combined operating margin of 10.8% and a 79% increase in Combined operating income. Following the acquisition of KBP, Combined operating income improved by approximately 121%, as compared to the same quarter in 2003, increasing operating margins to 11.8% for the quarter, as compared to 7.9 % in the same quarter last year.

Had Combined operating income been adjusted on a pro forma basis, in the same manner as described above relative to revenue, Combined operating income would have increased by approximately 49%, as compared to the same quarter in 2003, from approximately $5.7 million to approximately $8.5 million.

Secure Products International

Secure Products International revenue totaled $18.8 million for the quarter ended March 31, 2004, $24.7 million or 57% lower than the $43.5 million reported for the same period of 2003. This decrease related to the disposition of Custom Direct ("CDI") in 2003. Revenue of the remaining operations of the Secure Products International Division increased from $14.6 million in the first quarter of 2003 to $18.8 million for the same period this year. The significant increase in revenue of the stamp operations of Ashton Potter, primarily due to increased production related to the USPS contract awarded in 2003, combined with the increase in revenues of Placard, the Australian card operation, and of Mercury, the Canadian ticketing business, and were partially offset by a decrease in revenues of the Canadian card operation, Metaca.

Operating costs incurred by the Secure Products International Division amounted to $18.1 million for the first quarter of 2004, compared to $38.0 million in the first quarter of 2003, however, the 2003 results include $23.4 million of costs related to CDI. After adjusting for those costs, operating expenses increased $3.5 million compared to Q1 2003, but decreased to 96.1%, when expressed as a percentage of revenue, compared to 100.5% last year on the same basis, cost of sales, salaries and related costs and depreciation increased marginally as a percentage of revenue in 2004, as compared to the same quarter in 2003, and general and other operating expenses declined to 12.7% of revenue as compared to 18.4% of revenue for the same quarter in 2003.

In the first quarter of 2004, the Secure Products International Division contributed operating profit of $0.7 million, a decrease of $4.8 million from the $5.5 million operating profits achieved in the prior-year first quarter, primarily as a result of the sale of CDI. Operating profit of the remaining operations of Secure Products International improved $0.8 million from the $0.1 million operating loss incurred in Q1 2003 reflective of increased production at Ashton Potter and partially offset by declines at Metaca.

Corporate and Other

Revenue from rental property attributable to the Corporate and Other Division for the first quarter of 2004 was $0.3 million relatively unchanged from the same quarter in 2003.

Operating costs, at $8.9 million, increased $6.7 million compared to the quarter ended March 31, 2003, primarily as a result of a $5.9 million stock-based compensation charge recorded in 2004 related to stock appreciation rights and options. Corporate and other costs also increased as a result of the merger of head offices upon the privatization of Maxxcom Inc. and increased compliance costs.

As a result, the operating loss of the Corporate and Other Division was $8.5 million for the first quarter of 2004 versus $1.8 million for the first quarter of 2003.

Gain on Sale of Affiliate

The Company recorded a gain of $7.2 million on the divestiture of its remaining interest in CDI on the adjustable rate exchangeable securities settlement in February 2004.

Net Interest, Expense

Net interest expense for the first quarter of 2004 on a consolidated basis was $1.9 million, $2.3 million lower than the $4.2 million incurred during the first quarter of 2003. Interest costs of $2.2 million in 2003 was related to the 10.5% senior notes repaid with proceeds from the sale of CDI Interest expense of the remaining operations increased $0.2 million in 2004 due to higher average borrowings under Marketing Communications facilities. Interest income increased by $0.3 million due to higher cash balances at certain agencies and head office in the first quarter of 2004.

Income Taxes

Income tax expense recorded in the quarter ended March 31, 2004, was $1.8 million, compared to an insignificant recovery for the same period in 2003. The Company did not recognize a tax benefit related to stock-based compensation and losses incurred in certain jurisdictions, creating an income tax expense in excess of normal rates.

Income (Loss) After Income Taxes

The consolidated loss after income taxes was $1.2 million for the first quarter of 2004, representing a $2.6 million decrease from the $1.4 million of income earned during the first quarter of 2003. The change was primarily due to a charge incurred for stock-based compensation and income earned in 2003 related to CDI, partially offset by the gain recorded on the settlement of the exchangeable securities and the divestiture of the remaining interest in CDI.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations, principally CPB. For the first quarter of 2004, income of $1.4 million was recorded, $0.9 million higher than the $0.5 million earned in the first quarter of 2003, primarily due to significant new business wins in 2004.

Minority Interests

Minority interest expense was $1.3 million for the first quarter of 2004, up $0.3 million from the $1.0 million minority interest expense incurred during in the first quarter of 2004.

Net Income (Loss)

As a result of the foregoing, net loss recorded for the first quarter of 2004 was $1.0 million, compared to net income of $0.9 million reported for the first quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES:

Working Capital

At March 31, 2004, the Company had a working capital deficit of $12.6 million compared to working capital of $40.9 million at December 31, 2003. The $53.5 million decrease is due primarily to cash used in connection with acquisitions completed in the quarter, the movement of the senior credit facility at Maxxcom from long-term debt to current portion of long-term debt and a decrease in working capital in the Marketing Communications subsidiaries. Compared to December 31, 2003, on a consolidated basis, cash decreased by $7.6 million. Accounts receivable and expenditures billable to clients increased by $36.8 million and $0.9 million, respectively. Inventory increased by $1.1 million and prepaid expenses increased by $1.9 million. Accounts payable and accrued liabilities increased by $58.1 million. Advance billings increased by $13.5 million and the current portion of long-term debt increased by $15.1 million.

At March 31, 2004, Maxxcom had utilized approximately $29 million of its $34 million facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company's future cash requirements, as at March 31, 2004, was approximately $64 million.

Long-term Debt

Long-term debt (including the current portion of long-term debt) at the end of the first quarter of 2004 was $120.7 million, a reduction of $29.5 million compared with the $150.2 million outstanding at December 31, 2003, primarily the result of the settlement of the adjustable rate exchangeable securities in February 2004. The convertible notes declined $1.2 million in the quarter as a result of the repurchase of CDN$1.0 million of notes pursuant to a normal course issuer bid with the remaining reduction related to weakness in the Canadian dollar. The Company has provided a notice of redemption to Noteholders whereby the Company will redeem the notes for Class A Subordinate Voting Shares. The Company will issue approximately 2.58 million shares to redeem the notes on May 5, 2004.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company typically include commitments to contingent deferred purchase obligations. Deferred purchase price obligations are generally payable annually over a three-year period following the acquisition date, and are payable based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. At March 31, 2004, approximately $1.1 million of deferred purchase price obligations relating to prior year acquisitions are reflected in deferred acquisition consideration on the Company's balance sheet. Based on various assumptions as to future operating results of the relevant entities, management estimates that approximately $6 million of further additional deferred purchase obligations will be earned during 2004 or thereafter. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Put Rights of Subsidiaries' Minority Shareholders

Owners of interests in certain of the Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners' ability to exercise any such right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2004 to 2010. Except as described below, it is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

The Company's management estimates, assuming that the subsidiaries perform over the relevant future periods at their 2003 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $57 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $13 million by the issuance of the Company's share capital.

The actual future amount payable in connection with the exercise of any of the above described rights cannot be determined because it is dependent on the future results of operations of the subject businesses and the timing of the exercise of the rights. The actual amounts the Company pays may be materially different from these estimates.

If all of the outstanding rights were exercised, the Company would acquire incremental ownership interests in the relevant subsidiaries entitling the Company to additional annual operating income before other charges estimated by management, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $8 million. The actual additional annual operating income earned by the relevant subsidiaries may be materially different from this estimate.

The Company expects to fund obligations relating to the rights described above, if and when they become due, through the issuance of its common shares to the rights holders, and through the use of cash derived from operations, bank borrowings, and equity and/or debt offerings. There can be no certainty that the Company will have adequate means to satisfy its obligations in respect of the rights described above, if and when such obligations become due.

Approximately $6 million of the estimated $57 million that the Company could be required to pay subsidiaries' minority shareholders upon the exercise of outstanding put rights relates to rights exercisable in 2004 in respect of the securities of four subsidiaries. The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations and bank borrowings. Accordingly, the acquisition of any equity interest in connection with the exercise of these rights in 2004 will not be recorded in the Company's financial statements until ownership is transferred.

Cash Flow from Operations

Cash flow from operations, including changes in non-cash working capital, for the first quarter of 2004 was a use of $1.7 million compared to the cash flow used of less than $0.1 million in the same quarter of 2003, primarily reflective of the impact of the divestiture of CDI offset partially by the improved operating profit achieved by both the Marketing Communications Division and Secure Products International.

Cash flows used in investing activities were $3.0 million for the first quarter of 2004, compared with $3.6 million in the first quarter of 2003. $1.9 million of the capital expenditures in the first quarter relate to the Marketing Communications Division's acquisition of computer and switching equipment with the balance used to purchase manufacturing equipment in the Secure Products Division, primarily Ashton Potter.

During the quarter, cash flows used in financing activities amounted to $1.6 million and consisted of a repayment of $2.2 million of long-term indebtedness, proceeds of $2.0 million from the issuance of share capital through a private placement and the exercise of options, and $1.5 million used to repurchase shares of the Company under a normal course issuer bid.

DIFFERENCES IN MD&A PRESENTATION UNDER CANADIAN GAAP

Under Canadian Securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim consolidated financial statements for the three months ended March 31, 2004 and 2003 in note 13 to the condensed consolidated interim financial statements. The primary GAAP difference is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the marketing communications businesses, while US GAAP requires equity accounting for such investments. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company's marketing communications businesses has been presented on a combined basis, consistent with the Company's segment disclosures in its condensed consolidated interim financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for the joint ventures in this MD&A as well as in the segment information in note 5 to the condensed consolidated interim financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint venture.

CRITICAL ACCOUNTING POLICIES

The following supplemental summary of accounting policies has been prepared to assist in better understanding the Company's financial statements and the related management discussion and analysis. Readers are encouraged to consider this supplement together with the Company's consolidated interim financial statements and the related notes to the condensed consolidated interim financial statements for a more complete understanding of accounting policies discussed below.

         Estimates. The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America, or "GAAP", requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowance for receivables and deferred tax assets, accruals for bonus compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

         Acquisitions and Goodwill. A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about impairment testing under SFAS 142 appears in the notes of the condensed consolidated interim financial statements.

         The Company has historically made and expects to continue to make selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment.

         Due to the nature of advertising, marketing and corporate communications services companies, the companies acquired frequently have minimal tangible net assets and identifiable intangible assets which primarily consist of customer relationships. Accordingly, a substantial portion of the purchase price is allocated to goodwill. An annual impairment test is performed in order to assess that the fair value of the reporting units exceeds their carrying value, inclusive of goodwill.

         A summary of the Company's contingent purchase price obligations, sometimes referred to as earn-outs, and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth in the "Liquidity and Capital Resources" section of this report. The contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are primarily based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

         Additional information about acquisitions and goodwill appears in the notes to the condensed consolidated interim financial statements of this report.

         Revenue. Marketing Communications substantially all revenue is derived from fees for services.
Commissions are earned based upon the placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with terms of the arrangement with the clients and upon completion of the earnings process. This includes when services are rendered, generally upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

         Revenue is recorded at the net amount retained when the fee or commission is earned. In the delivery of certain services to clients, costs are incurred on their behalf for which the Company is reimbursed. Substantially all of the reimbursed costs relate to purchases on behalf of clients of media and production services. There is normally little latitude in establishing the reimbursement price for these expenses and clients are invoiced for these expenses in an amount equal to the amount of costs incurred. These reimbursed costs, which are a multiple of the Company's revenue, are significant. However, the majority of these costs are incurred on behalf of the largest clients and the Company's has not historically experienced significant losses in connection with the reimbursement of these costs by clients.

         A small portion of the contractual arrangements with clients includes performance incentive provisions designed to link a portion of the Company's revenue to its performance relative to both quantitative and qualitative goals. This portion of revenue is recognized when the specific quantitative goals are achieved, or when the performance against qualitative goals is determined by the client. Additional information about revenue appears in the notes to the condensed consolidated interim financial statements.

         Substantially all of the Secure Products International reportable segment revenue is derived from the sale of products. Revenue derived from the stamp operations is realized using the percentage of completion method determined based on costs of production incurred to date relative to the expected total costs to be incurred upon completion. Revenue derived from the sale of tickets and cards is realized when the product is completed and either shipped, or held in the Company's secure facilities at the written request of the customer, title to the product has transferred to the customer, and all bill and hold revenue recognition criteria have been met. Additional information about revenue appears in the notes to the condensed consolidated interim financial statements.

         Income tax valuation allowance. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense.

RISKS AND UNCERTAINTIES:

Our Annual Report on Form 40-F for the year ended December 31, 2003, provides a detailed discussion of the risks affecting our operations. As of March 31, 2004, no material change had occurred in our risks from the disclosure contained in that 40-F.

OUTLOOK:

2004 will be a year of transformation for MDC. Our vision has been to enhance the conglomerate, simplify the story and focus on the market place that best positions the Company to deliver premium returns to its shareholders.

Our genesis was in the marketing communications business, our experience and knowledge is greatest in that area. Our growth strategy is based on empowering our partners with equity and autonomy. We believe that combination will deliver accretive investments and attract the best talent. We have identified an opportunity to structure and complete the final act of our structural transformation through the monetization of our secure print properties in the form of an income fund. We anticipate filing a preliminary prospectus of the fund in the second quarter.

SUPPLEMENTARY FINANCIAL INFORMATION:

The Company reports its financial results in accordance with US GAAP. However, the Company has included certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report. In measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Quantitative Information About Market Risk

         We are currently not invested in market risk sensitive instruments such as derivative financial instruments or derivative commodity instruments.

Qualitative Information About Market Risk

         Our Secure Products International businesses operate in North America and Australia. Certain North American costs are payable in Canadian dollars while North American revenues are principally collectible in U.S. dollars. Our Marketing Communications businesses operate in North America and the United Kingdom, however each business's revenues are collectable and its costs are generally payable in the same local currency. Consequently, our financial results can be affected by changes in foreign currency exchange rates. Fluctuations in the exchange rates between the U.S. dollar, the Sterling Pound, the Australian dollar and the Canadian dollar may have a material effect on our results of operations. In particular, we may be adversely affected by a significant strengthening of the Canadian dollar against any of these currencies. We are not currently a party to any forward foreign currency exchange contract, or other contract that could serve to hedge our exposure to fluctuations in the U.S./Canada dollar exchange rate


ITEM 4.  CONTROLS AND PROCEDURES


         We maintain disclosure controls and procedures designed to ensure that information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded as of March 31, 2004 that they believe that our disclosure controls and procedures are effective to ensure recording, processing, summarizing and reporting of information required to be included in our SEC reports on a timely basis. During the three months ended March 31, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


Issuer Purchases of Equity Securities:

Shares- Class A Subordinate Voting Shares

---------------------- -------------------- --------------------- --------------------- --------------------
Period                   Total Number of     Average Price Paid     Total Number of      Maximum Number of
                        Shares Purchased         per Share        Shares Purchased as     Shares that may
                                                                    Part of Publicly     yet be Purchased
                                                                   Announced Plans or   under the Plans or
                                                                        Programs             Programs
---------------------- -------------------- --------------------- --------------------- --------------------
January 1, 2004                      5,000                $11.34                 5,000              210,073
-January 31, 2004
---------------------- -------------------- --------------------- --------------------- --------------------
February 1, 2004                    95,000                 14.03                95,000              115,073
-February 29, 2004
---------------------- -------------------- --------------------- --------------------- --------------------
March 1, 2004                        5,000                 15.71                 5,000              110,073
-March 31, 2004
---------------------- -------------------- --------------------- --------------------- --------------------
Total                              105,000                $13.98               105,000
---------------------- -------------------- --------------------- --------------------- --------------------

1. The Class A subordinate voting shares were purchased pursuant to a publicly announced plan commencing May 30, 2003. The maximum number of shares that may be purchased under this plan is 1,269,889. This plan expires June 2, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit No.       Description

3.1               Articles of Amalgamation, dated January1, 2004*;

4.1 MDC Communications Corporation and R-M Trust Company (as Trustee) Trust Indenture dated January 7, 1997, providing for the issue of $50,000,000 7% subordinated unsecured convertible debentures due January 8, 2007*;

4.2 MDC Corporation Inc., Custom Direct Income Fund and CIBC Mellon Company (as Trustee) Trust Indenture dated December 8, 2003, providing for the issuance of adjustable rate exchangeable securities due December 31, 2028*;

10.1.1 Underwriting Agreement made as of November 20, 2003 between MDC Corporation Inc., among others, and the Underwriters to issue adjustable rate exchangeable securities*;

10.1.2 Underwriting agreement made as of July 18, 2003 between MDC Corporation Inc., among others, and the Underwriters to sell Custom Direct Income Fund Trust units ;

10.1.3 Acquisition Agreement made as of May 15, 2003 between MDC Corporation and Custom Direct Income Fund, among others*;

10.1.4 Amending Agreement to the Acquisition Agreement dated May 15, 2003, made as of May 29, 2003 between MDC Corporation Inc. and Custom Direct Income Fund, among others*;

10.1.5 Amending Agreement made July 25, 2003 to the Underwriting Agreement made July 18, 2003 between MDC Corporation Inc, among others, and the Underwriters*;

10.2.1 Second Amended and Restated Credit Agreement made as of 11 July 2001 between Maxxcom Inc., an Ontario corporation, Maxxcom Inc., a Delaware corporation, as borrowers, certain Restricted Parties, as guarantors, the Lenders (as defined therein) and The Bank of Nova Scotia, as administrative agent, and schedules thereto*;

10.2.2 First Amendment Agreement made 31 March 2002 to the Second Amended and Restated Credit Agreement*;

10.2.3 Second Amendment Agreement made 30 June 2002 to the Second Amended and Restated Credit Agreement*;

10.2.4 Third Amendment Agreement made 28 October 2002 to the Second Amended and Restated Credit Agreement*;

10.2.5 Fourth Amendment Agreement made 15 August 2003 to the Second Amended and Restated Credit Agreement*;

10.2.6            Forbearance Agreement made 15 August 2003*;

10.2.7 Fifth Amendment Request made 16 December 2003 to the Second Amended and Restated Credit Agreement*;

10.3.1 Subordinated Debenture dated 11 July 2001 issued by Maxxcom Inc., an Ontario corporation, in favor of TD Capital, a division of The Toronto-Dominion Bank and Schedules to the subordinated Debenture*;

10.3.2            First Amendment dated as of 31 March 2002 to Subordinated
                  Debenture*;

10.3.3            Second Amendment dated as of 28 October 2002 to Subordinated
                  Debenture*;

10.3.4            Third Amendment dated as of 15 August 2003 to Subordinated
                  Debenture*;

10.4              Employment Agreement - Peter Lewis dated July 19, 1999*.

10.5              Employment Agreement - Robert Dickson dated July 26, 2002*.

10.6              Employment Agreement - Graham Rosenberg dated October 1,
                  2002*.

10.7              Employment Agreement - Walter Campbell dated May 24, 2000*.

10.8              Management Services Agreement*; -

10.9              Amended and Restated Stock Option Incentive Plan*;

10.10             Stock Appreciation Rights Plan dated as of April 22, 2004*;

21                Subsidiaries of Registrant*;

31                Rule 13a-14(a)/15d-14(a) certifications*;

32                Section 1350 Certifications *.



(b) The Company filed the following Current Reports on Form 8-K for the quarter ended March 31, 2004:

     None.



__________

* Filed electronically herewith.





                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.


  /s/ Walter Campbell
__________________________________
Name: Walter Campbell
Title: Chief Financial Officer

May 10, 2004

                                 EXHIBIT INDEX


Exhibit No.             Description

3.1            Articles of Amalgamation, dated January 1, 2004*;

4.1 MDC Communications Corporation and R-M Trust Company (as Trustee) Trust Indenture dated January 7, 1997, providing for the issue of $50,000,000 7% subordinated unsecured convertible debentures due January 8, 2007*;

4.2 MDC Corporation Inc., Custom Direct Income Fund and CIBC Mellon Company (as Trustee) Trust Indenture dated December 8, 2003, providing for the issuance of adjustable rate exchangeable securities due December 31, 2028*;

10.1.1 Underwriting Agreement made as of November 20, 2003 between MDC Corporation Inc., among others, and the Underwriters to issue adjustable rate exchangeable securities*;

10.1.2 Underwriting agreement made as of July 18, 2003 between MDC Corporation Inc., among others, and the Underwriters to sell Custom Direct Income Fund Trust units*;

10.1.3 Acquisition Agreement made as of May 15, 2003 between MDC Corporation and Custom Direct Income Fund, among others*;

10.1.4 Amending Agreement to the Acquisition Agreement dated May 15, 2003, made as of May 29, 2003 between MDC Corporation Inc. and Custom Direct Income Fund, among others*;

10.1.5 Amending Agreement made July 25, 2003 to the Underwriting Agreement made July 18, 2003 between MDC Corporation Inc, among others, and the Underwriters*;

10.2.1 Second Amended and Restated Credit Agreement made as of 11 July 2001 between Maxxcom Inc., an Ontario corporation, Maxxcom Inc., a Delaware corporation, as borrowers, certain Restricted Parties, as guarantors, the Lenders (as defined therein) and The Bank of Nova Scotia, as administrative agent, and schedules thereto*;

10.2.2 First Amendment Agreement made 31 March 2002 to the Second Amended and Restated Credit Agreement*;

10.2.3 Second Amendment Agreement made 30 June 2002 to the Second Amended and Restated Credit Agreement*;

10.2.4 Third Amendment Agreement made 28 October 2002 to the Second Amended and Restated Credit Agreement*;

10.2.5 Fourth Amendment Agreement made 15 August 2003 to the Second Amended and Restated Credit Agreement*;

10.2.6         Forbearance Agreement made 15 August 2003*;

10.2.7 Fifth Amendment Request made 16 December 2003 to the Second Amended and Restated Credit Agreement*;

10.3.1 Subordinated Debenture dated 11 July 2001 issued by Maxxcom Inc., an Ontario corporation, in favor of TD Capital, a division of The Toronto-Dominion Bank and Schedules to the subordinated Debenture*;

10.3.2         First Amendment dated as of 31 March 2002 to Subordinated
               Debenture*;

10.3.3         Second Amendment dated as of 28 October 2002 to Subordinated
               Debenture*;

10.3.4         Third Amendment dated as of 15 August 2003 to Subordinated
               Debenture*;

10.4           Employment Agreement - Peter Lewis dated July 19, 1999*.

10.5           Employment Agreement - Robert Dickson dated  July 26, 2002*.

10.6           Employment Agreement - Graham Rosenberg dated October 1,
               2002*.

10.7           Employment Agreement - Walter Campbell dated May 24, 2000*.

10.8           Management Services Agreement*;

10.9           Amended and Restated Stock Option Incentive Plan*;

10.10          Stock Appreciation Rights Plan dated as of April 22, 2004*;

21             Subsidiaries of Registrant*;

31             Rule 13a-14(a)/15d-14(a) certifications*;

32             Section 1350 Certifications *.



_______

* Filed electronically herewith.