Form 10-Q
period 2004-06-30
MDC PARTNERS INC
filed 2004-08-04
CIK 876883

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________


                                   Form 10-Q

                                   (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                  or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                  Commission file number: 000-50303

                                 ______________

                               MDC Partners Inc.
             (Exact name of registrant as specified in its charter)

        Ontario, Canada                                    n / a
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

             45 Hazelton Avenue                            M5R 2E3
          Toronto, Ontario, Canada                       (Zip Code)
  (Address of principal executive offices)

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

    The numbers of shares outstanding as of August 3, 2004 were: 22,208,696 Class A shares and 2,502 Class B shares.

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

================================================================================

                               MDC PARTNERS INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
            PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements............................................ 4
            Condensed Consolidated Statements of Operations (unaudited)
               Three Months and Six Months Ended June 30, 2004 and
               June 30, 2003................................................ 4
            Condensed Consolidated Balance Sheets as of
               June 30, 2004 (unaudited) and December 31, 2003.............. 5
            Condensed Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended June 30, 2004 and June 30, 2003 ............ 6
            Notes to Condensed Consolidated Financial Statements
               (unaudited).................................................. 7
Item 2.     Management's Discussion and Analysis of Financial Condition
               And Results of Operations.................................... 35
Item 3.     Quantitative and Qualitative Disclosures about Market Risk...... 51
Item 4.     Controls and Procedures......................................... 51
            PART II. OTHER INFORMATION
Item 2.     Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities ................................. 52
Item 4.     Submission of Matters to a Vote of Security Holders ............ 53
Item 6.     Exhibits and Reports on Form 8-K................................ 54
Signatures.................................................................  55


                                              MDC PARTNERS INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                           (thousands of United States dollars, except share and per share amounts)



                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                                   2004            2003            2004            2003
                                                            ----------------  --------------  -------------  -------------
Revenue:
   Services                                                       $58,828         $45,849        $115,094       $85,538
   Products                                                        17,159          33,750          36,006        77,275
                                                            ----------------  --------------  -------------  -------------
                                                                   75,987          79,599         151,100       162,813
                                                            ----------------  --------------  -------------  -------------
Operating Expenses:
   Cost of products sold                                           10,730          15,620          22,297        34,349
   Salary and related costs *                                      31,424          27,666          68,192        54,805
   General and other operating costs                               26,726          30,165          55,841        58,527
   Depreciation and amortization                                    2,726           3,310           5,069         6,675
   Write-down of fixed assets and other assets                          -           8,126               -         8,126
   Goodwill charges                                                     -          10,012               -        10,012
                                                            ----------------  --------------  -------------  -------------
                                                                   71,606          94,899         151,399       172,494
                                                            ----------------  --------------  -------------  -------------

Operating Profit (Loss)                                             4,381         (15,300)           (299)       (9,681)
                                                            ----------------  --------------  -------------  -------------

Other Income (Expenses)
   Gain (loss) on sale of assets (Note 9)                             (73)         48,594           7,092        48,594
   Interest expense                                                (1,784)         (4,936)         (4,097)       (9,262)
   Interest income                                                     51              78             471           171
                                                            ----------------  --------------  -------------  -------------
                                                                   (1,806)         43,736           3,466        39,503
                                                            ----------------  --------------  -------------  -------------

Income Before Income Taxes, Equity in                               2,575          28,436           3,167        29,822
  Affiliates and Minority Interests
Income Taxes (Recovery)                                              (386)          6,012           1,367         5,991
                                                            ----------------  --------------  -------------  -------------

Income Before Equity in Affiliates and Minority Interests           2,961          22,424           1,800        23,831
Equity in affiliates                                                  939             724           2,385         1,222
Minority interests                                                 (2,505)           (361)         (3,808)       (1,379)
                                                            ----------------  --------------  -------------  -------------

Net Income                                                         $1,395         $22,787            $377       $23,674
                                                            ================  ==============  =============  =============

Earnings Per Common Share:
   Basic                                                            $0.06           $1.35           $0.02         $1.40
   Diluted                                                           0.06            0.99            0.02          0.99

Weighted average number of shares:
   Basic                                                       21,772,706      16,915,341      20,388,169    16,915,341
   Diluted                                                     23,870,460      23,469,828      22,593,239    24,575,935



     * Includes stock-based compensation recovery of $1,129 and an expense of $769, during the three months ended June 30, 2004 and 2003, respectively, and an expense of $4,793 and $769 during the six months ended
     June 30, 2004 and 2003, respectively.



 The accompanying notes to condensed consolidated financial tatements are an integral part of these statements.



                                        MDC PARTNERS INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (thousands of United States dollars)


                                                                                June 30,           December 31,
                                                                                  2004                 2003
                                                                            ------------------   -----------------
                                                                               (Unaudited)
                 ASSETS

Current Assets:
    Cash and cash equivalents                                                       $48,668             $66,726
    Accounts receivable, less allowance for doubtful accounts
      of $982 and $552                                                              100,352              60,115
    Expenditures billable to clients                                                  7,753               7,422
    Inventories (Note 6)                                                              7,149               6,795
    Prepaid expenses and other current assets                                         6,138               4,924
                                                                            ------------------   -----------------

    Total Current Assets                                                            170,060             145,982

Fixed Assets, at cost, less accumulated depreciation
      and amortization of $56,585 and $52,885                                        48,364              42,025
 Investment in Affiliates                                                            19,328              36,084
 Goodwill                                                                           129,029              87,479
 Deferred Tax Asset                                                                  10,938              12,580
 Other Assets                                                                         6,693               6,030
                                                                            ------------------   -----------------
 Total Assets                                                                      $384,412            $330,180
                                                                            ==================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other liabilities                                         $125,511             $74,050
    Advance billings                                                                 18,957              13,391
    Current portion of long-term debt (Note 7)                                       36,972              16,486
    Deferred acquisition consideration                                                  791               1,113
                                                                            ------------------   -----------------
   Total Current Liabilities                                                        182,231             105,040

Long-Term Debt (Note 7)                                                              48,848              95,946
Convertible Notes (Note 11)                                                               -              37,794
Other Liabilities                                                                       502                 516
                                                                            ------------------   -----------------
Total Liabilities                                                                   231,581             239,296
                                                                            ------------------   -----------------
Minority Interests                                                                    1,892               2,533
                                                                            ------------------   -----------------
Contingencies (Note 12)

Shareholders' Equity:
    Share capital (Note 11)                                                         165,806             115,996
    Share capital to be issued                                                        3,909                   -
    Contributed surplus                                                              13,359               3,272
    Retained earnings (deficit)                                                     (26,583)            (25,148)
    Accumulated other comprehensive income (loss)                                    (5,552)             (5,769)
                                                                            ------------------   -----------------
 Total Shareholders' Equity                                                         150,939              88,351
                                                                            ------------------   -----------------
 Total Liabilities and Shareholders' Equity                                        $384,412            $330,180
                                                                            ==================   =================



 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                                      MDC PARTNERS INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                     (thousands of United States dollars)



                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                    2004                2003
                                                                             ----------------     ----------------

Cash flows from operating activities:
  Net income                                                                         $377              $23,674
  Adjustments for non-cash items:
     Stock-based compensation                                                       4,793                  769
     Depreciation and amortization                                                  5,069                6,675
     Non-cash interest expense                                                          -                2,064
     Deferred income taxes                                                          1,970                5,171
     Gain on sale of assets (Note 9)                                               (7,092)             (48,594)
     Write-down of fixed assets and other assets                                        -                8,126
     Goodwill charges                                                                   -               10,012
     Earnings of affiliates, net of distributions                                   1,566               (2,526)
     Minority interest and other                                                        -                 (843)
     Changes in non-cash working capital                                           (7,370)                 198
                                                                             ----------------     ----------------
          Net cash provided by (used for) operating activities                       (687)               4,726
                                                                             ----------------     ----------------

Cash flows from investing activities:
     Capital expenditures                                                          (8,113)              (7,543)
     Proceeds of dispositions                                                           -               98,722
     Acquisitions, net of cash                                                     (5,493)             (15,248)
     Other assets, net                                                                349                2,816
                                                                             ----------------     ----------------
          Net cash provided by (used in) investing activities                     (13,257)              78,747
                                                                             ----------------     ----------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                       2,007               11,439
     Repayment of long-term debt                                                   (4,237)             (87,562)
     Issuance of share capital                                                      3,245                    -
     Purchase of share capital                                                     (5,117)                   -
                                                                             ----------------     ----------------
          Net cash used in financing activities                                    (4,102)             (76,123)
                                                                             ----------------     ----------------
Effect of exchange rate changes on cash and cash equivalents                          (12)               2,082
                                                                             ----------------     ----------------
          Net decrease in cash and cash equivalents                               (18,058)               9,432
Cash and cash equivalents at beginning of period                                   66,726               32,250
                                                                             ----------------     ----------------
Cash and cash equivalents at end of period                                        $48,668              $41,682
                                                                             ================     ================

Supplemental disclosures:
     Income taxes paid                                                               $949                 $932
     Interest paid                                                                 $4,312               $2,878
Non-cash consideration:
     Share capital issued, or to be issued, on acquisitions (Note 8)              $18,860                    -
     Share capital issued on settlement of convertible notes                      $34,919                    -
     Stock-based awards issued, on acquisitions (Note 8)                           $1,315                    -
     Settlement of debt with investment in affiliate
       Reduction in debt (Note 9)                                                ($26,344)                   -
       Reduction in investment in affiliate (Note 9)                              $16,876                    -


 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                       MDC PARTNERS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (thousands of United States dollars, unless otherwise stated)


1.       Basis of Presentation

         MDC Partners Inc. (the "Company") has prepared the condensed consolidated interim financial statements included herein without audit, pursuant to the rules of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America have been condensed or omitted pursuant to these rules.

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

         As of the first quarter of 2004, the Company changed its method of accounting from Canadian GAAP to GAAP of the United States of America ("US"). The comparative financial statements included in these interim financial statements have been restated following US GAAP. This change in accounting method resulted from the conversion of Class B multiple voting shares into Class A Subordinate Voting Shares during the first quarter of 2004 (see Note 11). Due to the conversion of these shares, the majority of shareholder votes now belong to shareholders of the Company who reside in the US and, as a result, the Company is now deemed to be a US domestic issuer as defined under the SEC regulations to which the Company is subject.

         Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months and six months ended June 30, 2004 and 2003 is set out in Note 13.

2.       Significant Accounting Policies

         The Company's significant accounting policies are summarized as follows:

                  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of MDC Partners Inc. (formerly MDC Corporation Inc.) and its controlled subsidiaries. Intercompany balances and transactions have been eliminated.

                  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership of less than 50% and has significant influence, or joint control, over the operating and financial policies of the affiliate. The Company's investments accounted for using this method are Crispin Porter + Bogusky, LLC, and, in 2004, also included Cliff Freeman & Partners, LLC and Lifemed Marketing, LLC. The Company's management periodically evaluates these investments to determine if there have been any, other than temporary, declines in value.

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

         The Company's revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition". SAB 104 summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. Also, in July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. The Company's revenue recognition policies are in compliance with, SAB 104, EITF 99-19 and EITF 01-14. In the majority of the Company's businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

                  Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted full fair value accounting for stock based awards as prescribed by SFAS 123 "Accounting for Stock Based Compensation". Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock based compensation in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

         As noted, prior to January 1, 2003, the Company did not use the fair value method to account for certain employee stock-based compensation plans but disclosed this pro forma information for options granted commencing fiscal 1995. The table below summarizes the quarterly pro forma effect for the three months and six months ended June 30, 2004 and 2003, respectively, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003.


                                                                  (in thousands of dollars)
                                                  ----------------------------- -- ---------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                     2004               2003          2004            2003
                                                  ---------------    ----------    -----------     -----------

Net income as reported                                 $1,395         $22,787           $377         $23,674

Fair value costs of stock-based employee
  compensation for options issued prior to 2003           293             483            669             995
                                                  ---------------    ----------    -----------     -----------
Net income (loss), pro forma                           $1,102         $22,304          ($292)        $22,679
                                                  ===============    ==========    ===========     ===========

Basic net income per share, as reported                 $0.06           $1.35          $0.02           $1.40
Basic net income (loss) per share, pro forma            $0.05           $1.32         ($0.01)          $1.34
Diluted net income per share, as reported               $0.06           $0.99          $0.02           $0.99
Diluted net income (loss) per share, pro forma          $0.05           $0.97         ($0.01)          $0.95


         The grant date fair value of the stock options and similar awards used to compute pro forma net income and net income per share was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each period ended:


                                      Three Months Ended June 30,        Six Months Ended June 30,
                                           2004            2003            2004            2003
                                     --------------    -------------    ------------    ------------

Expected dividend                          0.00%          0.00%             0.00%           0.00%
Expected volatility                          40%            40%               40%             40%
Risk-free interest rate                    3.30%          6.00%             3.30%           6.00%
Expected option life in years                 5              5                 5               5
Weighted  average stock option fair
  value per option granted                $4.98          $2.26             $5.11           $2.26


               Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the "Share capital to be issued" as reflected in the Shareholders' Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and warrants. For purposes of computing diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively, 2,097,754 and 6,554,487 shares, and for the six months ended June 30, 2004 and 2003, respectively, 2,205,070 and 7,660,594 shares, were assumed to have been outstanding related to common share equivalents. Additionally, the assumed increase in net income related to the after tax interest costs of convertible debentures used in the computations was nil and $303 for the three months ended June 30, 2004 and 2003, respectively, and nil and $582 for the six months ended June 30, 2004 and 2003, respectively.

         The following table details the weighted average number of common shares outstanding for each of the three months and six months ended June 30, 2004 and 2003, respectively:


                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2004             2003              2004            2003
                                                 --------------    ------------     -------------    ------------

Basic weighted average shares outstanding          21,772,706       16,915,341       20,388,169        16,915,341
Weighted average shares dilution adjustments:
Dilutive stock options and warrants (a)             2,097,754          351,013        2,205,070           197,907
7% convertible senior notes                                 -        6,203,474                -         7,462,687
                                                 --------------    ------------     -------------    ------------
Diluted weighted average shares outstanding (b)    23,870,460       23,469,828       22,593,239        24,575,935
                                                 ==============    ============     =============    ============


(a) Dilutive and anti-dilutive stock options and warrants were determined by using the average closing price of the Class A Subordinate Voting shares for the period. For the three months ended June 30, 2004 and 2003, the average share price used was $12.65 per share and $6.07 per share, respectively. For the six months ended June 30, 2004 and 2003, the average share price used was $13.42 per share and $4.85 per share, respectively.

(b) Had certain stock options, warrants and the convertible debt been dilutive, they would have added 1,097,556 dilutive shares and nil dilutive shares for the three months ended June 30, 2004 and 2003, respectively, and added 1,927,548 dilutive shares and nil dilutive shares for the six months ended June 30, 2004 and 2003, respectively.

                  Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". All of the Company's subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company's non-US dollar based subsidiaries to US dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of non-US dollar based subsidiaries are translated at average exchange rates for the period.

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

         Effective July 1, 2002, management designated the Company's 10.5% US senior subordinated notes ("Notes") as a hedge against foreign exchange exposure of US operations of Secure Products International. The hedge was applied prospectively from the effective date whereby any foreign exchange translation adjustment of the Notes reduced any offsetting foreign exchange translation adjustment of the US operations, the net of which was reflected in the cumulative translation account within shareholder equity. The application of hedge accounting ceased on the repayment of the Company's 10.5% US senior subordinated notes on June 30, 2003 which corresponded with the sale of 80% of CDI.

3.       Comprehensive Income

         Total comprehensive income and its components were:

                                                                    (in thousands of dollars)
                                                  --------------------------------------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  ------------------------------    ----------------------------
                                                      2004             2003            2004            2003
                                                  -------------     ------------    -----------    -------------
         Net income for the period                   $1,395           $22,787           $377         $23,674
         Foreign currency translation adjustment        700            (8,445)           217         (15,680)
                                                  -------------     ------------    -----------    -------------
         Comprehensive income for the period         $2,095           $14,342           $594          $7,994
                                                  =============     ============    ===========    =============

4.       New Accounting Pronouncements

         The following recent pronouncements were issued by the Financial Accounting Standards Board ("FASB") and are effective in 2004:

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised ("FIN 46R"). FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The application of these Interpretations did not have a material effect on the consolidated financial statements.

         In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), investments in a loss position. Effective for years ending after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a material impact on the Company's consolidated financial statements.

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

         Many of the Company's Marketing Communications businesses have significant other interestholders and in some cases, the Company operates the business as a joint venture with these other interestholders. The Company's management oversees these businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the businesses comprising this segment also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Crispin Porter + Bogusky, LLC, ("CPB"), owned 49% by the Company, Cliff Freeman & Partners, LLC, owned 19.9% by the Company and Lifemed Marketing, LLC, owned 45% by the Company are required to be equity accounted for under US GAAP. For purposes of the segmented information disclosure, 100% of the results of operations of these three entities have been combined with the other business of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the US GAAP reported results of operations has been provided by the Company in the tables included in the segmented information disclosure.

Summary financial information concerning the Company's reportable segments for the three months ended June 30 is shown in the following table:


Three Months Ended June 30, 2004

                                   Combined                                       As Reported under US GAAP
                               ---------------                  --------------------------------------------------------------

                                   Combined                                          Secure
                                  Marketing      Less Equity      Marketing         Products       Corporate &
                                Communications    Affiliates    Communications   International       Other           Total
                               ---------------  ------------    --------------   --------------    -----------   -------------
   Revenue                          $71,669         $13,159           $58,510         $17,159           $318       $75,987
                               ---------------  ------------    --------------   --------------    -----------   -------------

   Operating Expenses:
    Cost of products sold                 -               -                 -          10,730              -        10,730
    Salary and related costs*        34,859           7,018            27,841           3,370            213        31,424
    General and other
      operating costs                25,699           3,196            22,503           2,100          2,123        26,726
    Depreciation and
      Amortization                    2,198             328             1,870             807             49         2,726
                               ---------------  ------------    --------------   --------------    -----------   -------------
                                     62,756          10,542            52,214          17,007          2,385        71,606
                               ---------------  ------------    --------------   --------------    -----------   -------------

   Operating Profit (Loss)           $8,913          $2,617            $6,296            $152        ($2,067)       $4,381
                               ===============  ============    ==============   ==============    ===========   =============

   Capital expenditures              $3,272            $527            $2,745          $2,187            $40        $4,972

   *Includes stock-based
      compensation (recovery)          $184             $74              $110            $  -        ($1,239)      ($1,129)




Three Months Ended June 30, 2003

                                   Combined                                       As Reported under US GAAP
                               ---------------                  --------------------------------------------------------------

                                   Combined                                          Secure
                                  Marketing      Less Equity      Marketing         Products       Corporate &
                                Communications    Affiliates    Communications   International       Other           Total
                               ---------------  ------------    --------------   --------------    -----------   -------------

Revenue                            $51,594            $6,699           $44,895          $33,750           $954       $79,599
                               ---------------  ------------    --------------   --------------    -----------   -------------

Operating Expenses:
 Cost of products sold                   -                 -                 -           15,620              -        15,620
 Salary and related costs*          23,523             2,943            20,580            5,683          1,403        27,666
 General and other
  operating costs                   19,747             1,285            18,462           10,469          1,234        30,165
 Depreciation and
  amortization                       2,048               123             1,925            1,081            304         3,310
 Write-down  of fixed assets
  and other assets                       -                 -                 -            8,126              -         8,126
 Goodwill charges                        -                 -                 -           10,012              -        10,012
                               ---------------  ------------    --------------   --------------    -----------   -------------
                                    45,318             4,351            40,967           50,991          2,941        94,899
                               ---------------  ------------    --------------   --------------    -----------   -------------

Operating Profit (Loss)             $6,276            $2,348            $3,928         ($17,241)       ($1,987)     ($15,300)
                               ===============  ============    ==============   ==============    ===========   =============

Capital expenditures                $4,848            $3,052            $1,796           $3,480           $  -        $5,276

*Includes stock-based
  compensation                        $  -              $  -              $  -             $  -           $769          $769



Six Months Ended June 30, 2004


                                   Combined                                       As Reported under US GAAP
                               ---------------                  --------------------------------------------------------------

                                   Combined                                          Secure
                                  Marketing      Less Equity      Marketing         Products       Corporate &
                                Communications    Affiliates    Communications   International       Other           Total
                               ---------------  ------------    --------------   --------------    -----------   -------------

    Revenue                        $138,101         $23,672          $114,429        $36,006            $665         $151,100
                               ---------------  ------------    --------------   --------------    -----------   -------------

    Operating Expenses:
    Cost of products sold                 -               -                 -         22,297              -            22,297
    Salary and related costs*        64,874          11,057            53,817          6,846           7,529           68,192
    General and other
      operating costs                52,453           4,737            47,716          4,501           3,624           55,841
    Depreciation and
      amortization                    3,992             504             3,488          1,482              99            5,069
                               ---------------  ------------    --------------   --------------    -----------   -------------
                                    121,319          16,298           105,021         35,126          11,252          151,399
                               ---------------  ------------    --------------   --------------    -----------   -------------

   Operating Profit (Loss)          $16,782          $7,374            $9,408           $880        ($10,587)           ($299)
                               ===============  ============    ==============   ==============    ===========   =============


   Capital expenditures              $5,449            $870            $4,579         $3,460             $74           $8,113

   *Includes stock-based
      compensation                     $184             $74              $110           $  -          $4,683           $4,793




Six Months Ended June 30, 2003

                                   Combined                                       As Reported under US GAAP
                               ---------------                  --------------------------------------------------------------

                                   Combined                                          Secure
                                  Marketing      Less Equity      Marketing         Products       Corporate &
                                Communications    Affiliates    Communications   International       Other           Total
                               ---------------  ------------    --------------   --------------    -----------   -------------

  Revenue                          $96,586         $12,300           $84,286          $77,275          $1,252       $162,813
                               ---------------  ------------    --------------   --------------    -----------   -------------

  Operating Expenses:
  Cost of products sold                  -               -                 -           34,349               -         34,349
  Salary and related costs*         46,404           5,819            40,585           11,766           2,454         54,805
  General and other
    operating costs                 36,364           2,332            34,032           22,519           1,976         58,527
  Depreciation and
    amortization                     3,981             203             3,778            2,255             642          6,675
Write-down  of fixed  assets
    and other assets                     -               -                 -            8,126               -          8,126
Goodwill charges                         -               -                 -           10,012               -         10,012
                               ---------------  ------------    --------------   --------------    -----------   -------------
                                    86,749           8,354            78,395           89,027           5,072        172,494
                               ---------------  ------------    --------------   --------------    -----------   -------------

  Operating Profit (Loss)           $9,837          $3,946            $5,891         ($11,752)        ($3,820)       ($9,681)
                               ===============  ============    ==============   ==============    ===========   =============

  Capital expenditures              $6,931          $4,410            $2,521           $5,019              $3         $7,543

*Includes  stock-based
    compensation                      $  -            $  -              $  -             $  -            $769           $769


         A summary of our revenue and long-lived assets by geographic area as of June 30, 2004 and 2003 is set forth in the following table.

                                                         (in thousands of dollars)
                                       -----------------------------------------------------------------
                                          United States          Canada          Other          Total
                                       -----------------------------------------------------------------
         Revenue
         Three Months Ended June 30,
           2004                              $48,175              $21,763        $6,049        $75,987
           2003                               53,070               20,488         6,041         79,599

         Revenue
         Six Months Ended June 30,
           2004                              $95,136              $43,553       $12,411       $151,100
           2003                              111,274               40,753        10,786        162,813

         Long-lived Assets
         at June 30,
           2004                              $23,019              $20,745        $5,409        $49,173
           2003                               11,308               21,073         4,572        $36,953


6.       Inventories

         The components of inventory are listed below:

                                                             June 30,                   December 31,
                                                               2004                         2003
                                                        -------------------          -------------------

         Raw Materials and supplies                             $3,693                      $3,743
         Work-in-process                                         2,673                       2,135
         Finished goods                                            783                         917
                                                        -------------------          -------------------
             Total                                              $7,149                      $6,795
                                                        ===================          ===================


7.       Revolving Lines of Credit

         MDC Partners Inc. is principally a holding company and the Company's assets consist principally of its investments in Maxxcom Inc. ("Maxxcom"), which in turn owns a substantial portion of its interests in the Marketing Communications businesses, and in the Secured Products International (SPI) businesses.

         Currently, substantially all of the long-term debt is held at Maxxcom or its subsidiairies. Maxxcom's ability to meet the repayment of its long-term debt and to make distributions to MDC Partners Inc., is dependent upon the availability of cash from its parent MDC Partners Inc. and from the cash flows from its subsidiaries and affiliated companies through dividends, distributions, intercompany advances, management fees and other payments. A number of Maxxcom's subsidiaries are not wholly-owned and pursuant to operating agreements with some of the other shareholders of these subsidiaries and affiliates and certain subsidiary and affiliate lending agreements, there are certain restrictions on the payment of dividends, distributions and advances to Maxxcom. In addition, pursuant to certain lending agreements entered into by MDC Partners Inc., there are restrictions on MDC's ability to transfer available cash to Maxxcom.

         As at June 30, 2004, $8,100 of the consolidated cash position is held by subsidiaries which are restricted and not available for distribution to Maxxcom.

         During the second quarter of 2004, the Company reached agreements with its senior credit lenders to amend the terms of the credit facility of its subsidiary, Maxxcom Inc., to eliminate the scheduled quarterly borrowing reductions after March 31, 2004 and to change the facility's maturity date from March 31, 2005 to September 30, 2004. As a result of this amendment, the Company was not required to make a debt repayment in the second quarter of $5.2 million (Canadian $7.0 million). At June 30, 2004 the maximum amount which would be borrowed under this facility is $33.1 million (C$44.1 million) of which $30.0 million was utilized.

         The Company is actively seeking to refinance the amounts owing on September 30, 2004 under its bank credit facility. The Company has a commitment letter with a lender and the lender is undertaking its due diligence. In the event that such a definitive credit agreement cannot be secured by September 30, 2004, the Company would need to seek alternative sources of financing, seek an extension to the current credit facility or reach an agreement with certain other shareholders to permit the advance of cash balances held in those subsidiaries or affiliates to Maxxcom in order to meet or amend its obligation under its existing credit facilities. There is no certainty that such events will occur.

         On June 10, 2004, MDC Partners Inc. entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $18.7 million (Canadian $25.0 million) maturing in May of 2005. The facility is available for general corporate purposes including acquisitions, however may not be used to repay existing debt or to provide financial assistance to businesses securing such debt. This facility bears interest at variable rates based upon LIBOR, Canadian bank prime or US bank base rate, at the Company's option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 175 to 275 basis points to the LIBOR and Bankers Acceptance based interest rate loans and between 75 to 175 basis points to all other loan interest rates. The provisions of the facility contain various covenants pertaining to debt to EBITDA ratios, debt to capitalization ratio, and the maintenance of certain interest coverage and minimum shareholders' equity levels. The facility is secured by a pledge of the Company's assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company's Secure Products International operating segment and Kirshenbaum Bond + Partners, carried at a value represented by the total assets reflected on the Company's consolidated balance sheet at June 30, 2004. At June 30, 2004, the Company had not drawn any funds under this facility.

8.       Acquisitions

         On January 29, 2004, the Company acquired a 60% ownership interest in kirshenbaum bond + partners, LLC ("KBP") in a transaction accounted for under the purchase method of accounting. KBP is comprised of four units: kirshenbaum bond (New York and San Francisco) which are primarily advertising agencies, LIME Public Relations + Promotion, The Media Kitchen, which handles media buying and planning and Dotglu, an interactive and direct marketing unit. KBP is recognized for creating very successful non-traditional marketing campaigns and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. As part of the acquisition, the Company paid $20,654 in cash, issued 148,719 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $2,027 based on the share price on the date of the closing), issued warrants to purchase 150,173 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $955 based on the share price during the period on or about the date of the closing and press release) and incurred transaction costs of approximately $1,175. Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration, totaling up to an additional $735 within one year, based upon achievement of certain predetermined earnings targets. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $24,811. The purchase price was allocated to the net assets acquired as follows:

         Cash and cash equivalents                                   $15,170
         Accounts receivable and other current assets                 11,124
         Furniture, equipment and leasehold improvements               2,323
         Goodwill and intangible assets                               26,540
         Accounts payable and accrued expenses                       (30,346)
                                                                 --------------
            Total purchase price                                     $24,811
                                                                 ==============

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such assumptions and estimates. The Company's consolidated financial statements include KBP's results of operations subsequent to its acquisition on January 29, 2004. During the six months ended June 30, 2004, the operations of KBP contributed $20,960 of revenue and $1,631 of net income to the Company's consolidated operating results.

         On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC ("Accent"), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. Accent has established itself as an integrated direct marketing services company providing customer contact centers and direct mail services to its clients, offering a unique customer relationship and product life cycle management program to its clients. As part of the acquisition, the Company paid $1,444 in cash, issued, and to be issued, 1,103,331 shares of the Company's common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price during the period on or about the date of the closing and press release), and incurred transaction costs of approximately $72. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent, based upon achievement of certain predetermined earnings targets, by June 2005. Such contingent consideration will be accounted for when it becomes determinable. This acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements, which have consolidated Accent's financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

         The purchase price was allocated to the net assets as follows:

          Cash and cash equivalents                                     $100
          Accounts receivable                                          4,439
          Fixed assets                                                 2,861
          Other assets                                                 2,799
          Goodwill and intangible assets                              13,734
          Accounts payable and accrued liabilities                    (1,261)
          Long-term debt                                              (3,986)
          Other liabilities                                             (338)
                                                                ---------------
             Total purchase price                                    $18,348
                                                                ===============

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         During the quarter ended March 31, 2004, the Company acquired several other ownership interests. In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC ("CF") in a transaction accounted for under the equity method of accounting. CF is a New York based advertising agency. CF has long been recognized for its creative abilities, winning numerous national and international advertising awards, and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. Also during the quarter, the Company acquired further equity interests in the existing subsidiaries of Allard Johnson Communications Inc. and Targetcom LLC, as well as several other insignificant investments. In aggregate, as part of these acquisitions, the Company paid $3,076 in cash and incurred transaction costs of approximately $413. Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain predetermined cumulative earnings targets. Based on current earnings levels, the additional consideration would be nil. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,489. The purchase price was allocated to the net assets acquired as follows:

         Assets                                                      $2,462
         Goodwill and intangible assets                               3,019
         Liabilities                                                 (1,992)
                                                               ---------------
            Total purchase price                                     $3,489
                                                               ===============

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

         During the quarter ended June 30, 2004, the Company acquired several other ownership interests. On April 14, 2004, the Company acquired a 65% ownership interest in Henderson bas ("HB") in a transaction accounted for under the purchase method of accounting. HB is a Toronto based agency providing interactive and direct marketing advertising services. HB has been recognized for its creative abilities, winning several interactive advertising awards, and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. ("BMD") in a transaction accounted for under the purchase method of accounting. BMD is a Toronto based design studio providing visual identity and branding such as environmental graphics, exhibition development and design, and cultural and business programming services. BMD is world-renowned, working with internationally acclaimed architects and leading cultural and commercial enterprises and as such was acquired by the Company to add a new aspect to the creative talent within the Marketing Communications segment of businesses. During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC, a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC. These agencies provide advertising, interactive direct marketing, and film production related marketing communications services, respectively. These transactions were all accounted for under the purchase method of accounting.

         In aggregate, the Company paid and will pay $4,194 in cash, issued warrants to purchase 90,000 shares of the Company's common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $275 for these acquisitions completed during the quarter ended June 30, 2004. Under the terms of the Mono Advertising LLC, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after two to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration would be $0.1 million. Such contingent consideration will be accounted for as goodwill when it becomes determinable. The aggregate purchase price of the net assets acquired in these transactions was approximately $4,829. The purchase price was allocated to the net assets acquired as follows:

         Assets                                                     $3,536
         Goodwill and intangible assets                              2,600
         Liabilities                                                (1,307)
                                                              -----------------
            Total purchase price                                    $4,829
                                                              =================

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions. The Company's consolidated financial statements include the results of operations and balance sheets of these acquired entities, accounted for on a consolidated basis. During this period, the aggregated operations of these acquisitions did not have a material effect on the Company's results of operations.

         The following unaudited pro forma results of operations of the Company for the periods ended June 30, 2004 and 2003, respectively, assume that the acquisition of the operating assets of the businesses acquired during the first six months of 2004 had occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets and liabilities acquired.

                                              Three Months Ended June 30,         Six Months Ended June 30,
                                              -------------------------------    ----------------------------
                                                  2004             2003              2004            2003
                                              -------------    --------------    -------------    -----------

         Revenues                                $76,641          $90,671          $156,846        $185,039
         Net (loss) income                         1,406           23,555               491          25,464
         Earnings per share:
             Basic                                 $0.06            $1.39             $0.02           $1.51
             Diluted                               $0.06            $1.02             $0.02           $1.07


9.       Gain on Sale of Assets

                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                               -------------------------------    ----------------------------
                                                  2004             2003              2004            2003
                                               -------------    --------------    -------------    -----------

         Gain (loss) on sale of assets              ($73)            $  -            $7,092            $  -
         Loss on settlement of long-term debt          -           (4,908)                -          (4,908)
         Gain on sale Custom Direct Inc.               -           53,502                 -         $53,502
                                              -------------    --------------    -------------    ------------
                                                    ($73)         $48,594            $7,092         $48,594
                                              =============    ==============    =============    ============

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

         In the second quarter of 2003, the Company completed the sale of 80% of Custom Direct Inc. to Custom Direct Income Fund for cash and units of the fund. On June 30, 2003, the Company completed the repurchase of its remaining 10.5% senior subordinated notes for 103.5% of the face value of the notes.

10.      Subsequent Event

         In July 2004, the Company acquired a 68% ownership interest in Vitro Robertson, LLC in a transaction to be accounted for under the purchase method of accounting. The agency's expertise is in brand market share management. As part of the acquisition, the Company paid $7.0 million in cash and will issue common stock valued at $0.5 million to the selling interestholders. Transaction costs of approximately $0.2 million are also expected to be incurred. Under the terms of this acquisition agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain predetermined cumulative earnings targets. Based on current earnings levels, the additional consideration would be nil.

11.      Share Capital

         Changes to the Company's issued and outstanding share capital during the six months ended June 30, 2004 are as follows:


         Class A                                                                      Shares            Amount
                                                                                  --------------    -------------

         Balance, January 1, 2004                                                   18,369,451         $115,861
         Shares acquired and cancelled pursuant to a normal course issuer bid         (423,200)          (3,305)
         Share options exercised                                                       175,821            1,836
         Shares issued  - private placement                                            120,919            1,409
         Shares issued  - acquisitions (Note 8)                                        985,194           14,951
         Shares issued upon conversion of Class B shares                               447,968              134
         Shares issued on settlement of convertible notes                            2,582,027           34,919
                                                                                  --------------    -------------
         Balance, June 30, 2004                                                     22,258,180          165,805
                                                                                  --------------    -------------

         Class B

         Balance, January 1, 2004                                                      450,470              135
         Shares converted to Class A shares                                           (447,968)            (134)
                                                                                  --------------    -------------
         Balance, June 30, 2004                                                          2,502               1
                                                                                  --------------    -------------

         Total Class A and Class B share capital                                    22,260,682         $165,806
                                                                                  ==============    =============


         During the six months ended June 30, 2004, the Company acquired and cancelled, pursuant to a nominal course issuer bid, 423,200 Class A subordinate voting shares for $5,117. The premium paid on the repurchase of the Class A subordinate voting shares, in the amount of $1,812, was charged to retained earnings.

         During the second quarter of 2004, the Company amended its share appreciation rights ("SAR") plan to amend the method of settlement from cash exclusively to cash or equity settlement at the option of the Company. The amendment caused the existing SAR awards to be modified, triggering a remeasurement date for accounting purposes. The modification is accounted for as a settlement of the old awards through the issuance of new awards. As a result, the Company measured the settlement value of the SARs immediately prior to the modification date and adjusted the previously accumulated amortized expense and liability based on the revised calculation. The settlement value of $6,142 was reclassed from accounts payable and accrued liabilities to contributed surplus and the adjustment to the accumulated expense resulted in a recovery of $2,591. The Company then measured the fair value of the equity settleable SAR awards using the Black-Scholes option pricing model on the date of modification. The excess of the fair value calculated using the Black-Scholes option pricing model over the settlement value of $5,046 will be accounted for as additional compensation expense over the remaining vesting period of the SAR awards.

         On May 5, 2004, the Company settled in full the $34,919 (Canadian $48,000) of 7% Convertible Notes with the issuance of 2,582,027 Class A subordinate voting shares.

         On March 17, 2004, the Company completed a private placement issuing 120,919 shares at an average price of $11.65 per share and issuing 120,919 warrants with exercise prices ranging from Canadian $15.72 to Canadian $19.13 and expiring in March 2009. The Company undertook the private placement as a means to provide the Company's Board of Directors and potential Board members the ability to increase their share holdings in the Company in order to further align their interests with those of the Company. As a result of the offering, a stock-based compensation charge in the amount of $1.0 million was taken in the first quarter to account for the fair value of the benefits conveyed to the recipients of the awards on the granting of warrants and the issuing of shares at a price less than the trading value on the day of issuance.

         On February 26, 2004 the Company's then controlling shareholder, Miles
         S. Nadal (the Company's Chairman and Chief Executive Officer) gave formal notice to the Company's Board of Directors that he had initiated the process to effect conversion of 100% of his Class B multiple voting shares into Class A Subordinate Voting Shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed. Mr. Nadal's equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the class and carry 20 votes per share, in addition to 3,400,351 Class A subordinate voting shares, which carry one vote per share. After the conversion, both Mr. Nadal's equity interest and voting interest in the Company are approximately 20.2%, or 3,848,319 Class A subordinated voting shares.

         Contributed surplus increased during the six months ended June 30, 2004 from $3,272 to $13,359 due primarily to the amendment of the SARs during the period in the amount of $7,399 and an amount of $2,688 related to compensatory stock options and warrants granted during the period.

         Share option transactions during the six months ended June 30, 2004 are summarized as follows:

                                                Options Outstanding                   Options Exercisable
                                        ------------------------------------    ---------------------------------
                                           Weighted
                                           Average             Weighted
                                            Number           Average Price          Number           Price per
                                         Outstanding           per Share          Outstanding          Share
                                        ---------------     ----------------    ----------------    -------------

       Balance, beginning of period        2,066,728             $6.60              870,979            $7.82
       Granted                                69,052             11.48
       Exercised                           (175,821)             10.44
       Expired and cancelled                (18,955)             12.03
                                        ---------------
       Balance, end of period              1,941,004             $6.19              986,661            $6.77
                                        ===============



         Shares options outstanding as at June 30, 2004 are summarized as follows:


                                        Options Outstanding                      Options Exercisable
                         ----------------------------------------------    -------------------------------
                                                             Weighted
                                                              Average                         Weighted
       Range of            Outstanding    Weighted Average   Price per      Exercisable    Average Price
       Exercise Prices       Number       Contractual Life     Share           Number        per Share
       ---------------------------------------------------------------------------------------------------
       $2.89  -  $4.50         770,474              3.3          $4.01         319,907            $3.99
       $4.51  -  $6.00         523,010              3.9          $5.44         219,594            $5.45
       $6.01  -  $9.00         355,055              4.5          $7.26         287,046            $7.35
       $9.01  -  $15.30        278,992              4.1         $10.52         146,641           $10.44
       $22.50 -  $42.50         13,473              1.0         $41.61          13,473           $41.61


Warrants issued and outstanding as of June 30, 2004 are as follows:

                                                                Class A Stock
                                                                  Warrants
                                                              -----------------

       Balance at December 31, 2002                                         -
           Warrants issued (a)                                        507,146
                                                              -----------------
       Balance at December 31, 2003                                   507,146
           Warrants issued (b)                                        736,186
                                                              -----------------
       Balance at June 30, 2004                                     1,243,332
                                                              =================


(a) During the year ended December 31, 2003, the Company issued 507,146 warrants with a weighted average exercise price of Canadian $14.28 and terms of two to five years. These warrants were issued as compensation to a lender and to an advisor.
(b) During the six months ended June 30, 2004, the Company issued 736,186 warrants with a weighted average exercise price of Canadian $17.66 and a term of five years. Of these warrants, 496,013 were issued as acquisition consideration and 240,173 were issued as compensation and treated as such for accounting purposes.


12.      Commitments and Contingencies

         In addition to the consideration paid by the Company in respect of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration of approximately $1 million could be earned in 2004 and 2007, of which approximately $0.9 million could be payable in shares of the Company at the Company's discretion.

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

         Under the terms of a joint venture agreement to develop a certain marketing communications product concept, the Company has committed to fund up to $1.2 million in 2004. As of June 30, 2004, the Company has funded $0.7 million.

         The Company has agreed to provide to its Chairman, President and Chief Executive Officer a bonus of Canadian $10 million in the event that the market price of the Company's Class A subordinate voting shares is Canadian $30 per share or more for a specified period of time. The after tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer, which have been fully provided for.

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

         The Company is unable to estimate the maximum potential liability for these indemnifications as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

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


13.      Canadian GAAP Reconciliation

         During the third quarter of fiscal 2003, the Company changed its reporting currency from Canadian dollars to US dollars. The comparative financial information for the three months and six months ended June 30, 2003 prepared under Canadian GAAP included in this reconciliation differ from amounts previously reported as a result of the change in reporting currency to US dollars. The change in reporting currency had no impact on the measurement of earnings under Canadian GAAP. Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months and six months ended June 30, 2004 and 2003 is set out as follows.

         The reconciling items under Canadian GAAP, are as follows:

         Convertible Notes - 2003 Adjustments

         Under US GAAP, the convertible notes are classified entirely as debt. Accordingly, interest expense is recorded based upon the stated interest rate associated with the underlying debt.

         Under Canadian GAAP, the Company has classified the convertible notes as equity as the Company has the ability and intent to satisfy the obligation on redemption or maturity in freely tradeable Class A shares. Under Canadian GAAP, the Company has recorded an amount in long-term and current debt representing the present value of the future interest payments owing on the convertible debt. The interest in respect of the convertible debt is recorded as a credit on account of the equity portion of the compound financial instrument such that the equity component is accreted to the face of the convertible debt upon maturity.

         This difference results in a reclassification on the balance sheet between long-term debt and equity, and a reduction in the interest expense for the amount of the accretion that is not expensed for Canadian GAAP purposes.

         Convertible Notes - 2004 Adjustments

         During the quarter ended June 30, 2004, the notes were converted to equity. Therefore, the adjustments reflected in 2004 pertain only to the interest adjustment up to the date of conversion and the accumulated reclassification from earnings to share capital.

         Proportionate Consolidation of Affiliate - 2004 and 2003 Adjustment

         Under US GAAP, joint ventures in which the Company owns less than a 50% interest are accounted for under the equity method. Under Canadian GAAP, joint ventures are accounted for on the proportionate consolidation method whereby the Company consolidates on a line-by-line basis their interest in the financial position and results of operations and cash flows of the joint venture.

         Stock-based Compensation - 2004 Adjustment

         Under US GAAP, the Company accounted for the modification of the SAR awards as a settlement, measuring the incremental value of the awards based on the fair value of the modified awards on the date of modification. Under Canadian GAAP, the Company measures the incremental value based on the fair value of the award on the date of grant. The difference in measurement date results in a lower amount of additional compensation recorded under Canadian GAAP in the quarter of $945 and a corresponding lower amount credited to contributed surplus.

         Goodwill Charges - 2003 Adjustments

         Under US GAAP, the Company expensed certain costs related to existing plant closures where production was shifted to acquired facilities. Under Canadian GAAP, the expenditures were included as part of the business acquired and allocated to goodwill.

         Other Adjustments

         Other adjustments represent cumulative translation differences as a result of timing differences between recognition of certain expenses under US and Canadian GAAP.


         Three Months Ended June 30, 2004

                                                           Stock-based
                                                          Compensation
                                                               and             Proportionate
                                              US           Convertible       Consolidation of          Canadian
                                             GAAP             Notes             Affiliates               GAAP
                                        ---------------------------------------------------------------------------
Revenue
   Services                                  $58,828             $  -                $5,783              $64,611
   Products                                   17,159                -                     -               17,159
                                        ---------------    ---------------    ----------------    -----------------
                                              75,987                -                 5,783               81,770
                                        ---------------    ---------------    ----------------    -----------------
Operating Expenses:
  Cost of products sold                       10,730                -                     -               10,730
  Salary and related costs                    31,424             (945)                2,755               33,234
  Office and general expenses                 26,726                -                 1,311               28,037
  Depreciation and amortization                2,726                -                   153                2,879
                                        ---------------    ---------------    ----------------    -----------------
                                              71,606             (945)                4,219               74,880
                                        ---------------    ---------------    ----------------    -----------------
Operating Profit                               4,381              945                 1,564                6,890
                                        ---------------    ---------------    ----------------    -----------------

Other Income (Expenses)
   Gain (loss) on sale of affiliate              (73)               -                     -                  (73)
   Interest expense                           (1,784)             197                   (21)              (1,608)
   Interest income                                51                -                     8                   59
                                        ---------------    ---------------    ----------------    -----------------
                                              (1,806)             197                   (13)              (1,622)
                                        ---------------    ---------------    ----------------    -----------------
Income Before Income Taxes, Equity in          2,575            1,142                 1,551                5,268
   Affiliates and Minority Interests
Income Taxes (Recovery)                         (386)               -                   576                  190
                                        ---------------    ---------------    ----------------    -----------------

Income Before Equity in Affiliates
   and Minority Interests                      2,961            1,142                   975                5,078
Equity in Affiliates                             939                -                  (975)                 (36)
Minority Interests                            (2,505)               -                     -               (2,505)
                                        ---------------    ---------------    ----------------    -----------------

Net Income                                    $1,395           $1,142                  $  -               $2,537
                                        ===============    ===============    ================    =================



         Six Months Ended June 30, 2004

                                                           Stock-based
                                                          Compensation
                                                               and             Proportionate
                                              US           Convertible       Consolidation of        Canadian
                                             GAAP             Notes             Affiliates             GAAP
                                        -----------------------------------------------------------------------

Revenue
   Services                               $115,094              $  -             $10,934             $126,028
   Products                                 36,006                 -                   -               36,006
                                         -----------      -------------       ------------        -------------
                                           151,100                 -              10,934              162,034
                                         -----------      -------------       ------------        -------------
Operating Expenses:
  Cost of products sold                     22,297                 -                   -               22,297
  Salary and related costs                  68,192              (945)              4,734               71,981
  Office and general expenses               55,841                 -               2,066               57,907
  Depreciation and amortization              5,069                 -                 239                5,308
                                         -----------      -------------       ------------        -------------
                                           151,399              (945)              7,039              157,493
                                         -----------      -------------       ------------        -------------
Operating Profit (Loss)                       (299)              945               3,895                4,541
                                         -----------      -------------       ------------        -------------

Other Income (Expenses)
   Gain on sale of assets                    7,092                 -                   -                7,092
   Interest expense                         (4,097)              718                 (33)              (3,412)
   Interest income                             471                 -                   8                  479
                                         -----------      -------------       ------------        -------------
                                             3,466               718                 (25)               4,159
                                         -----------      -------------       ------------        -------------
Income Before Income Taxes, Equity           3,167             1,663               3,870                8,700
  in Affiliates and Minority
  Interests
Income Taxes                                 1,367                 -               1,449                2,816
                                         -----------      -------------       ------------        -------------

Income Before Equity in Affiliates
  and Minority Interests                     1,800             1,663               2,421                5,884
Equity in affiliates                         2,385                 -              (2,421)                 (36)
Minority interests                          (3,808)                -                   -               (3,808)
                                         -----------      -------------       ------------        -------------

Net Income                                    $377            $1,663                $  -               $2,040
                                         ===========      =============       ============        =============



As at June 30, 2004                                    Stock-based
                                                      Compensation
                                                           and          Proportionate
                                           Us          Convertible     Consolidation          Other          Canadian
                                          GAAP            Notes         of Affiliates      Adjustments         GAAP
                                      ---------------------------------------------------------------------------------
          ASSETS
Current Assets
   Cash and cash equivalents               $48,668          $  -              $5,667             $  -          $54,335
   Accounts receivables, net               100,352             -              11,936                -          112,288
   Expenditures billable to
    clients                                  7,753             -               8,457                -           16,210
   Inventories                               7,149             -                   -                -            7,149
   Prepaid expenses and other
     current assets                          6,138             -                 382                -            6,520
                                      -------------    -------------    ---------------    -----------     ------------

    Total Current Assets                   170,060             -              26,442                -          196,502

Fixed Assets, net                           48,364             -               2,846                -           51,210
Investment in Affiliates                    19,328             -             (18,432)               -              896
Goodwill                                   129,029             -              16,059                -          145,088
Deferred Tax Benefits                       10,938             -                 228                -           11,166
Other Assets                                 6,693             -                   -                -            6,693
                                      -------------    -------------    ---------------    -----------     ------------

Total Assets                              $384,412          $  -             $27,143             $  -         $411,555
                                      =============    =============    ===============    ===========     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and other
    liabilities                           $125,511          $  -             $16,981             $  -        $142,492
  Advance billings                          18,957             -               9,363                -          28,320
  Current portion of long-term
    Debt                                    36,972             -                   -                -          36,972
  Deferred acquisition
    consideration                              791             -                   -                -             791
                                      -------------    -------------    ---------------    -----------     ------------

    Total Current Liabilities              182,231             -              26,344                -         208,575

  Long-Term Debt                            48,848             -                   -                -          48,848
  Other Liabilities                            502             -                 799                -           1,301
                                      -------------    -------------    ---------------    -----------     ------------

Total Liabilities                          231,581             -              27,143                -         258,724
                                      -------------    -------------    ---------------    -----------     ------------
Minority Interests                           1,892             -                   -                -           1,892
                                      -------------    -------------    ---------------    -----------     ------------

Shareholders' Equity
  Share capital                            165,806         1,296                   -                -         167,102
  Share capital to be issued                 3,909             -                   -                -           3,909
  Contributed surplus                       13,359          (945)                  -                -          12,414
  Retained earnings (deficit)              (26,583)         (351)                  -             (816)        (27,750)
  Accumulated other
    comprehensive income (loss)             (5,552)            -                   -              816          (4,736)
                                      -------------    -------------    ---------------    -----------     ------------

  Total Shareholders' Equity               150,939             -                   -                -         150,939
                                      -------------    -------------    ---------------    -----------     ------------
  Total Liabilities and
    Shareholders' Equity                  $384,412          $  -             $27,143             $  -        $411,555
                                      =============    =============    ===============    ===========     ============



Six Months Ended June 30, 2004

                                                               Stock-based        Proportionate          Canadian
                                                US          Compensation and      Consolidation
                                               GAAP         Convertible Notes     of Affiliates            GAAP
                                          ----------------------------------------------------------------------------

Net income                                         $377              $1,663              $  -               $2,040
   Stock-based compensation                       4,793               (945)                 -                3,848
   Depreciation and amortization                  5,069                  -                239                5,308
   Deferred income taxes                          1,970                  -               (228)               1,742
   Gain on sale of assets                        (7,092)                 -                  -               (7,092)
   Earnings of affiliates, net of
     distributions                                1,566                  -             (1,456)                 110
   Minority interest and other                       -                   -                  -                    -
Changes in non-cash working capital             (7,370)                  -              1,791               (5,579)
                                          ----------------     --------------    -----------------    ----------------
                                                  (687)                718                346                  377
                                          ----------------     --------------    -----------------    ----------------

Investing activities
   Acquisitions, net of cash acquired           (5,493)                  -                680               (4,813)
   Capital expenditures                         (8,113)                  -               (444)              (8,557)
   Other assets, net                               349                   -                (68)                 281
                                          ----------------     --------------    -----------------    ----------------
                                               (13,257)                  -                168              (13,089)
                                          ----------------     --------------    -----------------    ----------------

Financing activities
   Proceeds from issuance of long-
     term debt                                   2,007                   -                  -                2,007
   Repayment of long-term debt                  (4,237)               (718)                 -               (4,955)
   Issuance of share capital                     3,245                   -                  -                3,245
   Purchase of share capital                    (5,117)                  -                  -               (5,117)
                                          ----------------     --------------    -----------------    ----------------
                                                (4,102)               (718)                 -               (4,820)
                                          ----------------     --------------    -----------------    ----------------

Foreign exchange effect on cash                    (12)                  -                  -                  (12)
                                          ----------------     --------------    -----------------    ----------------

Net increase (decrease) in cash                (18,058)                  -                514              (17,544)

Cash beginning of period                        66,726                   -              5,153               71,879
                                          ----------------     --------------    -----------------    ----------------
Cash end of period                             $48,668                $  -             $5,667              $54,335
                                          ================     ==============    =================    ================



    Three Months Ended June 30, 2003


                                                               Convertible    Proportionate
                                                    US          Notes and     Consolidation       Canadian
                                                   GAAP           Other       of Affiliate          GAAP
                                               ----------------------------------------------------------------
Revenue
   Services                                         $45,849           $  -         $3,283           $49,132
   Products                                          33,750              -              -            33,750
                                                  -----------    ----------    -------------    --------------
                                                     79,599              -          3,283            82,882
                                                  -----------    ----------    -------------    --------------
Operating Expenses:
   Cost of products sold                             15,620              -              -            15,620
   Salary and related costs                          27,666              -          1,442            29,108
   Office and general expenses                       30,165              -            631            30,796
   Depreciation and amortization                      3,310            186             60             3,556
   Write-down of fixed assets and other assets        8,126              -              -             8,126
   Goodwill charges                                  10,012              -              -            10,012
                                                  -----------    ----------    -------------    --------------
                                                     94,899            186          2,133            97,218
                                                  -----------    ----------    -------------    --------------
Operating Profit (Loss)                             (15,300)          (186)         1,150           (14,336)
                                                  -----------    ----------    -------------    --------------

Other Income (Expense)
   Gain on sale of assets                            48,594        (14,717)             -            33,877
   Interest expense                                  (4,936)           425              -            (4,511)
   Interest income                                       78              -             10                88
                                                  -----------    ----------    -------------    --------------
                                                     43,736        (14,292)            10            29,454
                                                  -----------    ----------    -------------    --------------

Income Before Income Taxes, Equity in
  Affiliates and Minority Interests                  28,436        (14,478)         1,160            15,118
Income Taxes                                          6,012             57            436             6,505
                                                  -----------    ----------    -------------    --------------

Income Before Equity in Affiliates and
  Minority Interests                                 22,424        (14,535)           724             8,613
Equity in affiliates                                    724              -           (724)                -
Minority interests                                     (361)             -              -              (361)
                                                  -----------    ----------    -------------    --------------

Net Income                                          $22,787       ($14,535)          $  -            $8,252
                                                  ===========    ==========    =============    ==============



         Six Months Ended June 30, 2003


                                                                     Convertible      Proportionate
                                                       US             Notes and       Consolidation          Canadian
                                                      GAAP              Other          of Affiliate            GAAP
                                                  ----------------------------------------------------------------------
Revenue
   Services                                            $85,538              $  -            $6,027            $91,565
   Products                                             77,275                 -                 -             77,275
                                                  --------------    ---------------    -------------    ----------------
                                                       162,813                 -             6,027            168,840
                                                  --------------    ---------------    -------------    ----------------
Operating Expenses:
   Cost of products sold                                34,349                 -                 -             34,349
   Salary and related costs                             54,805                 -             2,851             57,656
   Office and general expenses                          58,527                 -             1,144             59,671
   Depreciation and amortization                         6,675               371                99              7,145
   Write-down of fixed assets and other assets           8,126                 -                 -              8,126
   Goodwill charges                                     10,012                 -                 -             10,012
                                                  --------------    ---------------    -------------    ----------------
                                                       172,494               371             4,094            176,959
                                                  --------------    ---------------    -------------    ----------------
Operating Profit (Loss)                                 (9,681)             (371)            1,933             (8,119)
                                                  --------------    ---------------    -------------    ----------------

Other Income (Expense)
   Gain on sale of assets                               48,594           (14,717)                -             33,877
   Interest expense                                     (9,262)              850                 -             (8,412)
   Interest income                                         171                 -                26                197
                                                  --------------    ---------------    -------------    ----------------
                                                        39,503           (13,867)               26             25,662
                                                  --------------    ---------------    -------------    ----------------

Income Before Income Taxes, Equity in
   Affiliates and Minority Interests                    29,822           (14,238)            1,959             17,543
Income Taxes                                             5,991               212               737              6,940
                                                  --------------    ---------------    -------------    ----------------

Income Before Equity in Affiliates and
   Minority Interests                                   23,831           (14,450)            1,222             10,603
Equity in affiliates                                     1,222                 -            (1,222)                 -
Minority interests                                      (1,379)                -                 -             (1,379)
                                                  --------------    ---------------    -------------    ----------------

Net Income                                             $23,674          ($14,450)             $  -             $9,224
                                                  ==============    ===============    =============    ================


As at December 31, 2003                                                         Proportionate
                                                   US          Convertible    Consolidation of                      Canadian
                                                  GAAP           Notes           Affiliate       Other Adjustments     GAAP
                                              ---------------------------------------------------------------------------------

          ASSETS
Current Assets
  Cash and cash equivalents                       $66,726           $  -           $5,153               $  -         $71,879
  Accounts receivables, net                        60,115              -           10,407                  -          70,522
  Expenditures billable to clients                  7,422              -            3,035                  -          10,457
  Inventories                                       6,795              -                -                  -           6,795
Prepaid expenses and other current assets           4,924              -              144                  -           5,068
                                              --------------   ------------    ---------------    -------------     -----------

    Total Current Assets                          145,982              -           18,739                  -         164,721

Fixed Assets, net                                  42,025              -            2,641                  -          44,666
Investment in Affiliates                           36,084              -          (19,208)                 -          16,876
Goodwill                                           87,479              -           16,059                  -         103,538
Deferred Tax Benefits                              12,580              -                -                  -          12,580
Other Assets                                        6,030              -                -                  -           6,030
                                              --------------   ------------    ---------------    -------------     -----------

Total Assets                                     $330,180           $  -          $18,231               $  -        $348,411
                                              ==============   ============    ===============    =============     ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and other liabilities          $74,050           $  -          $17,239               $  -         $91,289
  Advance billings                                 13,391              -              125                  -          13,516
  Current portion of long-term debt                16,486          2,160                -                  -          18,646
  Deferred acquisition consideration                1,113              -                -                  -           1,113
                                              --------------   ------------    ---------------    -------------     -----------

    Total Current Liabilities                     105,040          2,160           17,364                  -         124,564

Long-Term Debt                                     95,946              -                -                  -          95,946
Convertible Notes                                  37,794        (33,011)               -                  -           4,783
Other Liabilities                                     516              -              867                  -           1,383
                                              --------------   ------------    ---------------    -------------     -----------

Total Liabilities                                 239,296        (30,851)          18,231                  -         226,676
                                              --------------   ------------    ---------------    -------------     -----------
Minority Interests                                  2,533              -                -                  -           2,533
                                              --------------   ------------    ---------------    -------------     -----------

Shareholders' Equity
   Share capital                                  115,996          1,296                -                  -         117,292
   Contributed surplus                              3,272              -                -                  -           3,272
   Retained earnings (deficit)                    (25,148)        (1,296)               -               (816)        (27,260)
   Other paid-in capital                                -         30,851                -                  -          30,851
   Accumulated other comprehensive income
   (loss)                                          (5,769)             -                -                816          (4,953)
                                              --------------   ------------    ---------------    -------------     -----------

Total Shareholders' Equity                         88,351         30,851                -                  -         119,202
                                              --------------   ------------    ---------------    -------------     -----------
Total Liabilities and Shareholders' Equity       $330,180           $  -          $18,231               $  -        $348,411
                                              ==============   ============    ===============    =============     ===========


Six Months Ended June 30, 2003

                                                       Convertible      Proportionate
                                            US          and Other       Consolidation     Other           Canadian
                                           GAAP           Notes         of Affiliate    Adjustments         GAAP
                                       ---------------------------------------------------------------------------------

Net income                                $23,674            $539               $  -       ($14,989)          $9,224
Stock-based compensation                      769                                                                769
Depreciation and amortization               6,675               -                 99            371            7,145
Non-cash interest                           2,064               -                  -              -            2,064
Deferred income taxes                       5,171             311                  -            (99)           5,383
Gain on sale of assets                    (48,594)              -                  -         14,717          (33,877)
Write-down of fixed assets and
  other assets                              8,126               -                  -              -            8,126
Goodwill charges                           10,012               -                  -              -           10,012
Earnings of affiliates, net of
  distributions                            (2,526)              -              2,526              -                -
Minority interest and other                  (843)              -                  -              -             (843)
Changes in non-cash working capital           198               -             (3,864)             -           (3,666)
                                       -------------    -------------     ------------    -----------    ---------------
                                            4,726             850             (1,239)             -            4,337
                                       -------------    -------------     ------------    -----------    ---------------

Investing activities
Acquistions, net of cash                  (15,248)              -                  -              -          (15,248)
Proceeds of dispositions                   98,722               -                  -              -           98,722
Capital expenditures                       (7,543)              -             (1,094)             -           (8,637)
Other assets, net                           2,816               -                  -              -            2,816
                                       -------------    -------------     ------------    -----------    ---------------
                                           78,747               -             (1,094)             -           77,653
                                       -------------    -------------     ------------    -----------    ---------------

Financing activities
Proceeds on issuance of long-term
  debt                                     11,439               -                  -              -           11,439
Repayment of long-term debt               (87,562)           (850)                 -              -          (88,412)
                                       -------------    -------------     ------------    -----------    ---------------
                                          (76,123)           (850)                 -              -          (76,973)
                                       -------------    -------------     ------------    -----------    ---------------

Foreign exchange effect on cash             2,082               -                  -              -            2,082
                                       -------------    -------------     ------------    -----------    ---------------

Increase in cash                            9,432               -             (2,333)             -            7,099

Cash beginning of period                   32,250               -              5,538              -           37,788
                                       -------------    -------------     ------------    -----------    ---------------
Cash end of period                        $41,682            $  -             $3,205           $  -          $44,887
                                       =============    =============     ============    ===========    ===============

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


The following discussion focuses on the operating performance of MDC Partners Inc. (the "Company") for the three-month and six-month periods ended June 30, 2004 and 2003, and the financial condition of the Company as at June 30, 2004. This analysis should be read in conjunction with the consolidated interim financial statements presented in this interim report and the annual audited consolidated financial statements and Management's Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2003. All amounts are in US dollars unless otherwise stated.

Combined Revenue, Operating Costs and Operating Profits

Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business as a joint venture with these other interestholders. The Company's management oversees the businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the Company's marketing communications business provides readers with a complete view of all operations that significantly affect the Marketing Communications reportable segment's profitability and allows readers to evaluate the financial presentation reviewed by management in making business decisions. Entities owned 50% or less by the Company are required to be equity accounted for under US GAAP. For purposes of the Management Discussion and Analysis, the results of operations of these entities have been combined with the other business of the Marketing Communications reportable segment, and the alternate operating results have been described as "Combined". These "Combined" results do not constitute a financial measure prepared in accordance with US GAAP. A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in this Management Discussion and Analysis.

Results of Operations:


For the Three Months Ended June 30, 2004

                                   Combined                                          As Reported under US GAAP
                              --------------------                -------------------------------------------------------------

                                  Combined                                             Secure
                                  Marketing      Less Equity       Marketing         Products         Corporate
                               Communications     Affiliates      Communications    International      & Other         Total
                             --------------------------------------------------------------------------------------------------

Revenue                           $71,669           $13,159            $58,510         $17,159            $318        $75,987
                             -----------------    ------------    --------------    ------------    ------------    -----------

Operating Expenses:
  Cost of products sold                 -                 -                  -          10,730               -         10,730
  Salary and related costs         34,859             7,018             27,841           3,370             213         31,424
  General and other
    operating costs                25,699             3,196             22,503           2,100           2,123         26,726
  Depreciation and
  amortization                      2,198               328              1,870             807              49          2,726
                             -----------------    ------------    --------------    ------------    ------------    -----------
                                   62,756            10,542             52,214          17,007           2,385         71,606
                             -----------------    ------------    --------------    ------------    ------------    -----------

Operating Profit (Loss)            $8,913            $2,617             $6,296            $152         ($2,067)         4,381
                             =================    ============    ==============    ============    ============

Other Income (Expense)
  (Loss) on sale of assets                                                                                                (73)
  Interest expense, net                                                                                                (1,733)
                                                                                                                    -----------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                 2,575
Income Taxes (Recovery)                                                                                                  (386)
                                                                                                                    -----------

Income Before Equity in Affiliates and Minority Interests                                                               2,961
Equity in affiliates                                                                                                      939
Minority interests                                                                                                     (2,505)
                                                                                                                    -----------

Net Income                                                                                                             $1,395
                                                                                                                    ===========



For the Three Months Ended June 30, 2003


                                   Combined                                          As Reported under US GAAP
                              --------------------                ---------------------------------------------------------------

                                  Combined                                             Secure
                                  Marketing      Less Equity       Marketing         Products         Corporate
                               Communications     Affiliates      Communications    International      & Other         Total
                               --------------------------------------------------------------------------------------------------

Revenue                            $51,594            $6,699           $44,895         $33,750           $954          $79,599
                               -------------      -------------    --------------    -----------    ------------    -------------

Operating Expenses:
 Cost of products sold                   -                 -                 -          15,620              -           15,620
 Salary and related costs           23,523             2,943            20,580           5,683          1,403           27,666
 General and other
   operating costs                  19,747             1,285            18,462          10,469          1,234           30,165
 Depreciation and amortization       2,048               123             1,925           1,081            304            3,310
 Write-down of fixed
   assets and other assets               -                 -                 -           8,126              -            8,126
 Goodwill charges                        -                 -                 -          10,012              -           10,012
                               -------------      -------------    --------------    -----------    ------------    -------------
                                    45,318             4,351            40,967          50,991          2,941           94,899
                               -------------      -------------    --------------    -----------    ------------    -------------

Operating Profit (Loss)             $6,276            $2,348            $3,928        ($17,241)      ($1,987)          (15,300)
                               =============      =============    ==============    ===========    ============

Gain on sale of assets                                                                                                  48,594
Interest expense, net                                                                                                   (4,858)
                                                                                                                    -------------

Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                  28,436
Income Taxes                                                                                                             6,012
                                                                                                                    -------------

Income Before Equity in Affiliates and Minority Interests                                                               22,424
Equity in affiliates                                                                                                       724
Minority interests                                                                                                        (361)
                                                                                                                    -------------

 Net Income                                                                                                            $22,787
                                                                                                                    =============



For the Six Months Ended June 30, 2004


                                   Combined                                         As Reported under US GAAP
                              --------------------                --------------------------------------------------------------

                                  Combined                                             Secure
                                  Marketing      Less Equity       Marketing         Products         Corporate
                               Communications     Affiliates      Communications    International      & Other         Total
                               -------------------------------------------------------------------------------------------------

Revenue                           $138,101         $23,672          $114,429          $36,006            $665         $151,100
                               --------------    ------------    --------------     ------------    -------------   ------------

Operating Expenses:
 Cost of products sold                   -               -                 -           22,297               -           22,297
 Salary and related costs           64,874          11,057            53,817            6,846           7,529           68,192
 General and other
   operating costs                  52,453           4,737            47,716            4,501           3,624           55,841
Depreciation and amortization        3,992             504             3,488            1,482              99            5,069
                               --------------    ------------    --------------     ------------    -------------   ------------
                                   121,319          16,298           105,021           35,126          11,252          151,399
                               --------------    ------------    --------------     ------------    -------------   ------------

Operating Profit (Loss)            $16,782          $7,374            $9,408             $880        ($10,587)            (299)
                               ==============    ============    ==============     ============    =============

Gain on sale of assets                                                                                                   7,092
Interest expense, net                                                                                                   (3,626)
                                                                                                                    ------------

Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                   3,167
Income Taxes                                                                                                             1,367
                                                                                                                    ------------

Income Before Equity in Affiliates and Minority Interests                                                                1,800
Equity in affiliates                                                                                                     2,385
Minority interests                                                                                                      (3,808)
                                                                                                                    ------------

Net Income                                                                                                                $377
                                                                                                                    ============


For the Six Months Ended June 30, 2003

                                    Combined                                           Secure
                                    Marketing       Less Equity       Marketing       Products        Corporate
                                 Communications     Affiliates    Communications    International      & Other         Total
                                -----------------------------------------------------------------------------------------------

Revenue                              $96,586        $12,300          $84,286          $77,275         $1,252          $162,813
                                ---------------   -----------    ---------------    -----------     ------------    -----------

Operating Expenses:

   Cost of products sold                    -              -                -           34,349              -           34,349

   Salary and related costs            46,404          5,819           40,585           11,766          2,454           54,805

   General and other
     operating costs                   36,364          2,332           34,032           22,519          1,976           58,527

   Depreciation and
     amortization                       3,981            203            3,778            2,255            642            6,675

   Write-down of
     fixed assets
     and other assets                      -              -                -            8,126              -             8,126

   Goodwill charges                        -              -                -           10,012              -            10,012
                                 --------------    -----------    ---------------    -----------     ------------    -----------
                                       86,749          8,354           78,395           89,027          5,072          172,494
                                 --------------    -----------    ---------------    -----------     ------------    -----------

Operating Profit (Loss)                $9,837         $3,946           $5,891         ($11,752)       ($3,820)          (9,681)
                                 ==============    ===========    ===============    ===========     ============

Gain on sale of assets                                                                                                  48,594
Interest expense, net                                                                                                   (9,091)
                                                                                                                     -----------

Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                  29,822
Income Taxes                                                                                                             5,991
                                                                                                                     -----------

Income Before Equity in Affiliates and Minority Interests                                                               23,831
Equity in affiliates                                                                                                     1,222
Minority interests                                                                                                      (1,379)
                                                                                                                     -----------

 Net Income                                                                                                            $23,674
                                                                                                                     ===========


Three Months Ended June 30, 2004 Compared to Three months Ended June 30, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $71.7 million in the quarter, 39% more than the comparable $51.6 million reported in the second quarter of 2003. The increase in the quarter's Combined revenue as compared to the same quarter in 2003 primarily resulted from several significant new business developments which originated in the first quarter of 2004, as described below. The revenue growth is also a result of the acquisitions of several businesses. During the first quarter of 2004, the Company acquired a controlling interest in the integrated marketing communications group of agencies of Kirshenbaum Bond + Partners, LLC and an equity interest in the advertising agency Cliff Freeman + Partners LLC. During the second quarter of 2004 the Company acquired controlling interests in Henderson bas, an interactive marketing agency, Mono Advertising LLC, an advertising agency, Hello Design, LLC and Bruce Mau Design Inc., branding and design studios, and Banjo, LLC, a production studio. These acquired operations contributed $17.1 million of revenue on a Combined basis during the quarter. Excluding the revenue of these acquisitions in 2004, Combined revenues increased 6% period over period. The currency exchange rate effect of the strengthened Canadian dollar and Pound Sterling, as compared to the same period in 2003, also contributed approximately $0.7 million to the increase in revenues during this period. On a pro forma basis, comparing a full three months of operations in both the second quarters of 2004 and 2003 for the businesses operated by the Company on June 30, 2004, Combined pro forma revenue would have improved by approximately 10% period over period. This reflects significant pro forma Combined revenue growth in the US businesses and significant revenue growth in the

Canadian businesses. However, the UK operations experienced a significant decrease in revenues during this period, as compared to the second quarter in 2003. The growth in Combined pro forma US revenues was driven by incremental revenues resulting from the Company's equity accounted affiliate, Crispin Porter + Bogusky's new client, Burger King, and from several new client wins at each of Kirshenbaum Bond + Partners, the Bryan Mills Group, and Henderson bas. The UK operations experienced declines in revenues from their technology industry based clients while experiencing very little in new revenue additions.

The positive organic revenue growth, particularly in the US year over year, has resulted in a shift in the geographic mix of Combined revenues. Of the Combined revenue for the quarter, 78% was from the United States, 19% was derived from Canada and 3% came from the United Kingdom. This compared to 72%, 22% and 6%, respectively, in the second quarter of 2003.

During the second quarter of 2004, the Company's client base composition shifted in several areas as compared to the same quarter in 2003. The Company experienced a relative increase in spending by the consumer products, information technology and telecommunications based clients, while financial, and, to a lesser extent, media and healthcare based client revenues became a relatively smaller component of Combined revenue in 2004 as compared to 2003. In dollar terms, significant increases were noted in revenues from, consumer product, telecommunications and service industry based clients. The composition of revenues added due to business acquisitions in 2004, principally Kirshenbaum Bond + Partners, was proportionately weighted more to the financial and service industry based clients than the Combined revenues of the pre-existing businesses, which contributed dollar revenues primarily from the consumer and financial industries in particular.

Acquisitions in the first quarter did increase the dollar revenues and also the proportionate share of revenues from advertising services, as compared to the "below the line" services. For the second quarter of 2004, advertising services Combined revenues represented approximately 46% of Combined revenues as compared to 36% for the same period in 2003. Excluding the effects of the Kirshenbaum Bond + Partners acquisition, advertising services would have increased to 39% in the quarter, as the Company's existing operations obtained several new clients during the quarter requiring advertising services.

Combined operating costs increased at a slightly higher pace than the 39% growth in Combined revenues, increasing 40% during the quarter as compared to the same quarter last year. While the "general and other operating" costs component grew at only 30%, the staff costs increased at 48%. These relative changes are a result of several factors. Firstly, if the effects of acquired businesses were excluded from the Combined results, while revenues would have increased at 6%, staff costs would have increased at 7% and "general and other operating" costs would have increased 14%. The staff cost increases reflect some pricing pressures primarily experienced by the Company's' customer service center operation, Accent Marketing Services. The increase in the "general and other operating" costs beyond the growth rate of revenues was the result of several factors. During the second quarter of 2004, the Company invested approximately $0.7 million in the development of a new initiative. This venture relates to a proprietary content-driven marketing initiative, which is still in the research phase and is expected to continue in this phase through the third quarter of 2004. Secondly, the Company's operations expended an unusual amount on new business development during the quarter, as the UK business in particular invested significant resources into attracting new clients. Finally, Accent Marketing Services expended significant costs expanding its customer service center operations into near-shore and offshore facilities as it prepares for additional business volumes and to maintain its competitive cost structure in the long run.

Excluding the effects in the quarter of the acquisitions, and the investments in new ventures and new business, as described above, pro forma Combined operating profits would have increased 9% to $6.8 million, from $6.3 million, resulting in pro forma Combined operating margins of approximately 12% in the second quarter of 2004 and 2003. With the addition of Kirshenbaum Bond + Partners and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, actual Combined operating income improved by approximately 42% to $8.9 million from $6.3 million, quarter over quarter, while operating margins were 12.4% for the quarter, as compared to 12.2 % in the same quarter last year.

Secure Products International

Revenues attributable to Secure Products International were $17.2 million for the second quarter of 2004, representing a decrease of $16.6 million or 49% compared to the $33.8 million recorded in the second quarter of 2003. The decrease was primarily due to the divestiture of Custom Direct ("CDI") last year as revenues from the remaining operations of Secure Products International increased 21% or $3.0 million from $14.2 million in the second quarter of 2003. Ashton Potter, the stamp operations, generated a 107% improvement in revenues that related primarily to the USPS contract awarded in 2003. This improvement, together with an increase in revenues from Placard, the Australian card operation, and from Mercury Graphics, the Canadian ticketing business, were partially offset by a decrease in revenues from Metaca, the Canadian card operation.

Secure Products International reported operating costs of $17.0 million for the second quarter, versus $51.0 million in the same quarter last year. Excluding the impact of CDI, goodwill charges of $10.0 million and a charge related to the write-down of fixed and other assets of $8.1 million from 2003, operating costs increased $1.9 million or 13% compared to last year. However, operating costs expressed as a percentage of revenue on the same basis, decreased to 99.1% from 106.3% last year. Cost of sales, salaries and related costs and depreciation of the remaining operations of Secure Products International decreased as a percentage of revenue in 2004 to 86.8% compared to 88.6% in the same period of 2003. General and other operating expenses also improved to 12.2% of revenue from 17.3% of revenue in the 2003 second quarter.

As a result, actual operating profit earned by the Secure Products International Division amounted to $0.2 million for the quarter ended June 30, 2004, compared to a loss of $17.2 million in the same quarter of 2003. On a more comparative basis, after adjusting the 2003 results to remove income from divested operations, charges against goodwill and write-down of fixed assets and other assets, the operating profit of the remaining Secure Products International businesses improved by approximately $1.0 million as a result of increased production at Ashton Potter and an improvement in profitability at Mercury Graphics, partially offset by declines at Metaca. As a result of the decreased revenues and operating profit generated by Metaca, management has commenced a plan to reduce the cost structure and improve efficiencies. Severance and other related charges of $0.2 million were recorded in the quarter.

Corporate and Other

Revenues of the Corporate and Other segment for the three months ending June 30, 2004 were $0.3 million compared to $1.0 million in 2003. The additional revenues received in 2003 related primarily to distributions received from CDI.

Operating costs decreased from $2.9 million in the 2003 second quarter to $2.4 million this quarter primarily as a result of a recovery related to the provision for stock-based compensation partially offset by an increase in general and other costs. Excluding stock-based compensation, operating expenses increased as a result of combining the corporate offices of MDC and Maxxcom Inc. upon the privatization of Maxxcom Inc. in July 2003 and increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation.

The operating loss of the Corporate and Other segment increased from $2.0 million in 2003 to $2.1 million in 2004.

Gain (Loss) on Sale of Assets and Settlement of Debt

The loss on sale of assets was $0.1 million for the second quarter of 2004 compared to a gain in 2003 of $48.6 million that related to the disposition of 80% of CDI through an income fund and the retirement of the Company's remaining 10.5% senior subordinated notes.

Interest, Net

Net interest expense on a consolidated basis for the quarter, at $1.7 million, was $3.2 million lower than in 2003, due to a decrease in interest expense reflective of the second quarter redemption of the convertible debentures through the issuance of Class A Subordinate Voting Shares and lower average levels of indebtedness than in the prior year. Interest income was relatively unchanged compared to the second quarter of 2003.

Income Taxes

The income tax recovery recorded for the second quarter was $0.4 million, compared to an expense of $6.0 million for the same period in 2003.

Income Before Equity In Affiliates and Minority Interests

For the quarter, income before income taxes, equity in affiliates and minority interests was $3.0 million versus $22.4 million in 2003, a decrease of $19.4 million due primarily to the impact of asset dispositions in the second quarter of last year, net of provisions taken against fixed and other assets and goodwill.

Equity in Affiliates

The income attributable to equity-accounted affiliate operations, principally Crispin Porter + Bogusky LLC, was $0.9 million for the second quarter of 2004, $0.2 million higher than the $0.7 million earned in the second quarter of 2003.

Minority Interests

Minority interest expense of Marketing communications was $2.5 million for the second quarter of 2004, an increase of $0.9 million compared to the same prior-year quarter. In 2003, Secure Products International and Corporate and Other had a minority interest recovery of $1.2 million related to Metaca and Maxxcom, both of which are now wholly-owned.

Net Income

Net income for the quarter ending June 30, 2004 was $1.4 million versus $22.8 million in 2003.


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $138.1 million in the first six months of 2004, 43% more than the comparable $96.6 million reported in the first six months of 2003. The increase in the period's Combined revenue as compared to the same quarter in 2003 resulted primarily from several significant new client additions which originated in the first quarter of 2004, as described below. The growth also resulted from the acquisition of several businesses. As described above, during 2004, the Company acquired interests in Kirshenbaum Bond + Partners, LLC, and Cliff Freeman + Partners LLC, Henderson bas, Mono LLC, Hello Design, LLC, Bruce Mau Design Inc. and Banjo, LLC. These acquired operations contributed $24.5 million of revenue on a Combined basis during the first six months of 2004. Excluding the revenue of these acquisitions in 2004, Combined revenues would have increased 18% period over period. The currency exchange rate effect of the strengthened Canadian dollar and Pound Sterling as compared to the same period in 2003 also contributed approximately $2.5 million to the increase in revenues during this period. On a pro forma basis, comparing a full six months of operations in both the first six months of 2004 and 2003 for the businesses operated by the Company on June 30, 2004, pro forma Combined revenue improved by approximately 14% period over period. This reflected very significant pro forma Combined revenue growth in the US businesses and also included significant revenue growth in the Canadian businesses, however, the UK operations experienced a significant decrease in revenues during this period, as compared to the first half of 2003. The growth in Combined pro forma US revenues was driven by revenues derived from the Company's equity accounted affiliate, Crispin

Porter + Bogusky's new client, Burger King, and incremental revenues resulting from several new client wins at Kirshenbaum Bond + Partners, increased transaction volumes at Accent Marketing Services, the Bryan Mills Group investor communications new initiatives, and Source Marketing's significant direct marketing projects this year. The UK operations experienced declines in revenues from their technology, and, to a lesser extent, financial industry based clients, while experiencing very little in new revenue additions during 2004.

The positive organic growth particularly in the US year over year has resulted in a shift in the geographic mix of Combined revenues. Of the Combined revenue for the first six months, 78% was from the United States, 19% was derived from Canada and 3% came from the United Kingdom. This compared to 72%, 22% and 6%, respectively, in first half of 2003.

During the second quarter of 2004, the Company's client base composition shifted in several areas as compared to the same quarter in 2003. The Company saw a relative increase in spending by the consumer products, telecommunications and information technology industry based clients, while healthcare, and, to a lesser extent, media based client revenues became a relatively smaller component of Combined revenue in 2004 as compared to 2003. In dollar terms, significant increases were noted in revenues from consumer product, financial, service and telecommunications industry based clients. The composition of revenues added due to business acquisitions in the first half of 2004, principally Kirshenbaum Bond + Partners, was proportionately weighted more to the financial and service industry based clients than the Combined revenues of the pre-existing businesses, contributing dollar revenues primarily from the consumer and financial industries in particular.

Acquisitions in the first half of 2004 did increase the dollar revenues and also the proportionate share of revenues from advertising services as compared to the "below the line" services. For the first half of 2004, advertising services Combined revenues represented approximately 45% of Combined revenues as compared to 36% for the same period in 2003. Excluding the effects of the KBP acquisition, advertising services would have increased to 38% in the year to date period, as the Company's existing operations obtained several new clients during the period requiring advertising services.

Combined operating costs increased at a slower pace than the 43% growth in Combined revenues, increasing 40% during the first half of 2004 as compared to the same period in 2003. Of the operating costs components, Combined "general and other operating" costs grew at 44% and while staff costs grew at only 40%. These relative changes were a result of several factors. Firstly, if the effects of acquired business were excluded from the Combined results, while revenues would have increased at 18%, staff costs would have increased at 9% and "general and other operating" costs would have increased 32%. The reduced staff cost pace of growth relative to revenues reflects the rapid revenue growth in the first quarter of 2004 that outpaced the ability of certain businesses to increase staffing levels to the appropriate sustainable levels for the business volumes, resulting in enhanced profitability during that period. The increase in the "general and other operating" costs beyond the growth rate of revenues was the result of several factors. During 2004, the Company invested approximately $1.4 million in the development of two new initiatives. During the second quarter of 2004, the Company invested in a new venture to develop a proprietary content-driven marketing initiative, which is still in the research phase and is expected to continue in this phase through the third quarter of 2004. The second venture invested in during 2004, which will not continue beyond the second quarter of 2004, was related to a possible expansion into a new geographic market. A further cause of the increase in operating costs was the unusually high amount expended on new business development during 2004, in particular by the UK business, which invested significant resources into attracting new clients. Finally, Accent Marketing Services expended significant costs to expand its customer service center operations into near-shore and offshore facilities as it prepares for additional business volumes and to maintain its competitive cost structure in the long run.

Excluding the effects in the period of the acquisitions, and the investments in new ventures and new business, as described above, pro forma Combined operating profits would have increased 41% to $13.9 million, from $9.8 million, resulting in pro forma Combined operating margins of approximately 12% in 2004 to date and approximately 10% in the same period in 2003. With the addition of Kirshenbaum Bond + Partners and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, actual Combined operating income improved by approximately 71% to $16.8 million from $9.8 million, period over period, while operating margins where 12.2% for the first half of 2004, as compared to 10.2 % in the same period in 2003.

Secure Products International

Secure Products International revenues totaled $36.0 million for the first six months of 2004. The decrease of $41.3 million, or 53% compared to revenues of $77.3 million for the same period in 2003, was primarily due to the divestiture of CDI. Revenues from the remaining operations of Secure Products International increased 25% year over year. The most significant increase was generated by the stamp operations of Ashton Potter, where production increased due to the USPS contract awarded in 2003. Placard, the Australian card operation, and Mercury, the Canadian ticketing business also experienced revenue growth. However, revenues of the Canadian card operation, Metaca, decreased period over period.

Operating costs incurred by Secure Products International were $35.1 million for the first half of the year compared to $89.0 million in 2003 which included $41.5 million of costs related to CDI, and expenses related to provisions against fixed assets and goodwill of $18.1 million. Excluding these costs from the 2003 results, the remaining operations recorded an improvement in operating expenses as a percentage of revenue, from 102.1% for the first half of 2003 to 97.6% for the first half of 2004.

In the 2004 first half, Secure Products International achieved operating income of $0.9 million, an improvement of $12.7 million from the loss incurred in 2003 of $11.8 million. This represents a year over year improvement of $1.6 million from the adjusted operating loss related to the remaining operations, primarily as a result of the increased production at Ashton Potter partially offset by declines at Metaca.

Corporate and Other

Revenue attributable to the Corporate and Other segment for the first half of 2004 was $0.7 million compared to $1.3 million for the same period of 2003 which included distributions from CDI. Rental revenues remained relatively unchanged.

Operating costs, at $11.3 million, increased $6.2 million compared to the six months ended June 30, 2003, primarily related to a $4.0 million increase in charges for stock-based compensation. Corporate and other costs also increased as a result of the merger of head offices upon the privatization of Maxxcom Inc and an increase in compliance costs.

The operating losses of the Corporate and Other segment increased to $10.6 million in 2004 from $3.8 million in 2003.

Gain on Sale of Assets

The gain on sale of assets of $7.1 million for the first two quarters of 2004 primarily related to the divestiture of the remaining interest in CDI upon settlement of the adjustable rate exchangeable securities in the first quarter. The 2003 gain related primarily to the disposition of the initial 80% interest in the U.S. cheque operations.

Interest, Net

On a consolidated basis net interest expense for the first six months of the year was $3.6 million, compared to the $9.1 million incurred during the same year-earlier period. Interest expense decreased $5.2 million due primarily to the repayment of the 10.5% senior subordinated notes and the redemption of the convertible debentures. Interest income increased by $0.3 million due to higher cash balances at certain agencies and head office in the first quarter of 2004.

Income Taxes

The income tax expense recorded for the six months ended June 30, 2004, was $1.4 million compared to $6.0 million for the same period in 2003. Income taxes were 43.1% of income before income taxes, equity in affiliates and minority interests versus 20.0% in 2003.

Income Before Equity In Affiliates and Minority Interests

The consolidated income before equity in affiliates and minority interests for the year-to-date period ended June 30, 2004 was $1.8 million, $22.0 million lower than the $23.8 million earned during the same prior-year period. The decrease was primarily due to the significant gain on sale of assets related to CDI in 2003, net of goodwill charges and the write-down of assets also recorded in that year.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first two quarters of 2004, income of $2.4 million was recorded. The increase of $1.2 million over the $1.2 million earned in the first half of 2003 is principally due to greater income generated by Crispin Porter + Bogusky.

Minority Interests

Minority interest expense of marketing communications was $3.8 million for the first six months of 2004, an increase of $1.2 million compared to the $2.6 million in the previous year. In 2003, a recovery of $1.2 million was recorded related to Metaca and Maxxcom.

Net Income

Net income for the first half of 2004 was $0.4 million versus the $23.7 million achieved in 2003.

Liquidity and Capital Resources

Working Capital

The Company had a working capital deficit of $12.2 million at June 30, 2004, relatively unchanged from the deficit of $12.6 million at March 31, 2004 and $53.1 million less than the working capital of $40.9 million at December 31, 2003. The reduction in working capital is due primarily to cash payments made for acquisitions completed during 2004, the movement of the senior credit facility at Maxxcom from long-term debt to current portion of long-term debt and a decrease in working capital in the Marketing Communications subsidiaries. Compared to December 31, 2003, on a consolidated basis, cash decreased $18.0 million. Accounts receivable and expenditures billable to clients increased by $40.2 million and $0.4 million, respectively. Inventory increased by $0.3 million and prepaid expenses by $1.2 million. Accounts payable and accrued liabilities increased by $51.5 million. Advance billings increased by $5.6 million and the current portion of long-term debt increased by $20.5 million.

At June 30, 2004, Maxxcom had utilized approximately $30.0 million of its $33.1 million facility in the form of drawings and letters of credit. During the second quarter, the Company reached agreements with its senior credit lenders to amend the terms of the credit facility of its subsidiary, Maxxcom Inc., to eliminate the scheduled quarterly borrowings reductions after March 31, 2004 and to change the facility's maturity date from March 31, 2005 to September 30, 2004.

Currently, substantially all of the long-term debt is held at Maxxcom or its subsidiairies. Maxxcom's ability to meet the repayment of its long-term debt is dependent upon the availability of cash from its parent MDC Partners Inc. and from the cash flows from its subsidiaries and affiliated companies through dividends, distributions, intercompany advances, management fees and other payments. A number of Maxxcom's subsidiaries are not wholly-owned and pursuant to operating agreements with some of the other shareholders of these subsidiaries and affiliates and certain subsidiary and affiliate lending agreements, there are certain restrictions on the payment of dividends, distributions and advances to Maxxcom. In addition, pursuant to certain lending agreements entered into by MDC Partners Inc, there are restrictions on MDC's ability to transfer available cash to Maxxcom.

On June 10, 2004, the Company entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $18.7 million (CDN$25.0 million) maturing in May of 2005. This facility is secured by a pledge of the Company's assets, principally comprised of ownership interest in its subsidiaries and by the underlying assets of the businesses comprising the Company's Secure Products International segment and Kirshenbaum Bond & Partners. At June 30, 2004, the Company had not drawn any funds under this facility.

Cash and undrawn available bank credit facilities to support the Company's future cash requirements, as at June 30, 2004, was approximately $70 million.

Long-Term Debt

Long-term indebtedness (including the current portion) at the end of the second quarter was $85.8 million, a reduction of $34.9 million compared with the $120.7 million outstanding at March 31, 2004 and $64.4 million from the $150.2 million outstanding at December 31, 2003. The $34.9 million outstanding convertible notes were settled in full on May 5, 2004 with the issuance of approximately 2.6 million Class A subordinate voting shares.

MDC Partners Inc., the parent company, is in the process of refinancing its indebtedness with a $100 million credit facility. A term sheet has been signed with a major US financial institution and the credit facility agreement is currently being negotiated. This new facility, combined with a related cash management program, will be used to repay existing outstanding indebtedness under the MDC senior credit facility, the Maxxcom senior credit facility, the Maxxcom mezzanine facility and the Accent Marketing LLC credit facility. Management believes that the new facility will be completed prior to September 30, 2004, the date the Maxxcom senior credit facility is due. Once completed, the new credit facility will reduce the Company's aggregate borrowing costs and provide enhanced liquidity. In the event the new credit facility is not completed prior to maturity of the Maxxcom senior credit facility, management is believes that the Maxxcom facility can be renegotiated and extended.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company typically include commitments to contingent deferred purchase obligations. Deferred purchase price obligations are generally payable annually over a three-year period following the acquisition date, and are payable based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. At June 30, 2004, approximately $0.8 million of deferred purchase price obligations relating to prior year acquisitions are reflected in deferred acquisition consideration on the Company's balance sheet. Based on various assumptions as to future operating results of the relevant entities, management estimates that approximately $1 million of further additional deferred purchase obligations will be earned during 2004 or thereafter. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

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

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries perform at their current profit levels over the relevant future periods, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $73 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries. Of this amount, the Company would be entitled, at its option, to fund approximately $18 million by the issuance of the Company's share capital.

The actual future amount payable in connection with the exercise of any of the above described rights cannot be determined because it is dependent on the future results of operations of the subject businesses and the timing of the exercise of the rights. The actual amounts the Company pays may be materially different from these estimates.

If all of the outstanding rights were exercised, the Company would acquire incremental ownership interests in the relevant subsidiaries entitling the Company to additional annual operating income before other charges estimated by management, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $10 million. The actual additional annual operating income earned by the relevant subsidiaries may be materially different from this estimate.

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

Approximately $4 million of the estimated $73 million that the Company could be required to pay subsidiaries' minority shareholders upon the exercise of outstanding put rights relates to rights exercisable in 2004 in respect of the securities of three subsidiaries. The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations and bank borrowings. Accordingly, the acquisition of any equity interest in connection with the exercise of these rights in 2004 will not be recorded in the Company's financial statements until ownership is transferred.

Cash Flow from Operations

Cash flow used in operations, including changes in non-cash working capital, for the first six months of 2004 was $0.7 million, representing a $5.4 million decrease from the cash flow generated of $4.7 million from the same period of 2003, primarily as a result of non-cash working capital usage, offset partially by the improved operating profit achieved.

Cash flows used in investing activities amounted to $13.3 million for the six months ended June 30, 2004, compared with the cash flows generated in the same 2003 period of $78.7 million. $4.6 million of the $8.1 million year-to-date capital expenditures relate to the Marketing Communications segment and the remainder to the purchase of manufacturing equipment in the Secure Products segment. In 2003, proceeds on disposition primarily represent the net proceeds received from the initial public offering of CDI.

At June 30, 2004, cash flows used in financing activities were $4.1 million and comprised of the proceeds from the issuance of long-term debt of $2.0 million, a repayment of $4.2 million of long-term indebtedness, proceeds of $3.2 million from the issuance of share capital through a private placement and the exercise of options, and $5.1 million used to repurchase shares of the Company under a normal course issuer bid.

Differences in MD&A Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 in note 13 to the condensed consolidated interim financial statements. The primary GAAP difference is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the Marketing Communications businesses, while US GAAP requires equity accounting for such investments. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company's marketing communications businesses has been presented on a combined basis, consistent with the Company's segment disclosures in its condensed consolidated interim financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain the joint ventures in this MD&A as well as in the segment information in note 5 to the condensed consolidated interim financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint venture.

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

         Estimates. The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America, or "GAAP", requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowance for receivables and deferred tax assets, stock-based compensation accruals for bonus compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

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

         Revenue. Substantially all of the revenue of the Marketing Communications segment is derived from fees for services. Commissions are earned based on the placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with terms of the arrangement with the clients and upon completion of the earnings process. This includes when services are rendered, generally upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

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

         Substantially all of the Secure Products International reportable segment revenue is derived from the sale of products. Revenue derived from the stamp operations is realized using the percentage of completion method determined based on costs of production incurred to date relative to the expected total costs to be incurred upon completion. Revenue derived from the sale of tickets and cards is realized when the product is completed and either shipped or held in the Company's secure facilities at the written request of the customer, title to the product has transferred to the customer, and all bill and hold revenue recognition criteria have been met. Additional information about revenue recognition appears in the notes to the condensed consolidated interim financial statements.

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

Risks and Uncertainties:

We hereby incorporate by reference the disclosure provided under the header "Risks and Uncertainties" in the Company's Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended

December 31, 2003, included in the Company's Annual Report on Form 40-F for the year ended December 31, 2003, filed with the SEC on May 10, 2004. As of June 30, 2004, no material change had occurred that required the Company to update such disclosure.

Outlook:

2004 will be a year of transformation for MDC. Our vision has been to enhance the conglomerate, simplify the story and focus on the market place that best positions the Company to deliver premium returns to its shareholders.

Our genesis was in the marketing communications business, and our experience and knowledge is greatest in that area. Our growth strategy is based on empowering our partners with equity and autonomy. We believe that combination will deliver accretive investments and attract the best talent. We have identified an opportunity to structure and complete the final act of our structural transformation through the monetization of our secure print properties in the form of an income fund. We are currently evaluating this opportunity.

Supplementary Financial Information:

The Company reports its financial results in accordance with US GAAP. However, the Company has included certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


Quantitative Information About Market Risk

         We are currently not invested in market risk sensitive instruments such as derivative financial instruments or derivative commodity instruments.

Qualitative Information About Market Risk

         Our Secure Products International businesses operate in North America and Australia. Certain North American costs are payable in Canadian dollars while North American revenues are principally collectible in US dollars. Our Marketing Communications businesses operate in North America and the United Kingdom, however each business's revenues are collectable and its costs are generally payable in the same local currency. Consequently, our financial results can be affected by changes in foreign currency exchange rates. Fluctuations in the exchange rates between the US dollar, the Sterling Pound, the Australian dollar and the Canadian dollar may have a material effect on our results of operations. In particular, we may be adversely affected by a significant strengthening of the Canadian dollar against any of these currencies. We are not currently a party to any forward foreign currency exchange contract, or other contract that could serve to hedge our exposure to fluctuations in the US/Canada dollar exchange rate.


Item 4.  Controls and Procedures


         We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded as of June 30, 2004 that they believe that our disclosure controls and procedures are effective to ensure recording, processing, summarizing and reporting of information required to be included in our SEC reports on a timely basis. During the three months ended June 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


Issuer Purchases of Equity Securities:

Shares- Class A Subordinate Voting Shares

-------------------------------------- ----------------------------------------------------------
| Period           |  Total Number of | Average Price  |  Total Number of    | Maximum Number of |
|                  | Shares Purchased | Paid per Share | Shares Purchased as |  Shares that may  |
|                  |                  |                |  Part of Publicly   | yet be Purchased  |
|                  |                  |                | Announced Plans or  | under the Plans   |
|                  |                  |                |      Programs       |   or Programs     |
|------------------|------------------|----------------|---------------------|-------------------|
| April 1, 2004    |          nil     |         $ -    |             -       |        110,073    |
| -April 30, 2004  |                  |                |                     |                   |
|------------------|------------------|----------------|---------------------|-------------------|
| May 1, 2004      |       46,100     |     $11.78     |        46,100       |         63,973    |
| -May 31, 2004    |                  |                |                     |                   |
|------------------|------------------|----------------|---------------------|-------------------|
| June 1, 2004     |       17,800     |     $11.92     |        17,800       |         nil(1)    |
| -June 30, 2004   |      254,300     |     $11.43     |       254,300       |   1,562,522(2)    |
|------------------|------------------|----------------|---------------------|-------------------|
| Total            |      318,200     |     $11.33     |       318,200       |                   |
 ------------------------------------------------------------------------------------------------

1. The Class A subordinate voting shares were purchased pursuant to a publicly announced plan which commenced May 30, 2003 and expired June 2, 2004. The number of shares purchased under this plan was 1,223,716.

2. The Class A subordinate voting shares were purchased pursuant to a publically announced plan which commenced June 7, 2004. The maximum number of shares that may be purchased under this plan is 1,816,822. This plan expires June 6, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held it's annual shareholders' meeting on June 9, 2004. At the meeting, votes were cast for the following proposals as follows:

To appoint KPMG LLP as auditors of the Company and authorizing the Company's Board of Directors to fix the auditors' remuneration:

         In excess of 95% of proxy votes were for this resolution.

To elect the following Directors:


         Thomas Davidson
         Guy P. French
         Richard R. Hylland
         Michael J.L. Kirby
         Miles S. Nadal
         Stephen M. Pustil
         Francois R. Roy

         In excess of 95% of proxy votes were for this resolution.

To approve the special resolution to approve the continuance of the Company from the Business Corporations Act (Ontario) to the Canadian Business Corporations Act:

         In excess of 95% of proxy votes were for this resolution.

To approve the ordinary resolution to confirm By-Law No. 1 to be adopted by the Company upon continuance of the Company from the Business Corporations Act (Ontario) to the Canadian Business Corporations Act:

         Votes For                  Votes Against
         6,413,027                  469,606

To the approve the ordinary resolution to approve an amendment to the Company's Stock Appreciation Rights Plan:

         Votes For                  Votes Against
         6,669,903                  1,115,044

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

   Exhibit No.    Description
   -----------    -----------

      3.2         General By-law No. 1, dated June 9, 2004 *;

      3.3         Articles of Continuance, dated June 28, 2004 *;

     10.11 Management Services Agreement between MDC Partners Inc. and Peter M. Lewis, dated May 20, 2004*;

     10.12 Credit Agreement made June 10, 2004 between MDC Partners Inc, as borrower, The Toronto-Dominion Bank, as Lead Arranger, Sole Bookrunner and administration agent, and the Lenders ( as defined therein)*;

      21          Subsidiaries of Registrant *;

      31          Rule 13a-14(a)/15d-14(a) Certifications *;

      32          Section 1350 Certifications *.



(b) The Company filed the following Current Reports on Form 8-K for the quarter ended June 30, 2004:

On June 25, 2004, the Company furnished a Current Report on Form 8-K containing historical financial information all prepared in accordance with, or derived from, financial information prepared in accordance with United States generally accepted accounting principles.


__________

* Filed electronically herewith.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.



/s/ Walter Campbell
--------------------------
Walter Campbell
Chief Financial Officer



August 4, 2004

                                 EXHIBIT INDEX


 Exhibit No.      Description
 -----------      -----------

      3.2         General By-law No. 1, dated June 9, 2004 *;

      3.3         Articles of Continuance, dated June 28, 2004 *;

     10.11 Management Services Agreement between MDC Partners Inc. and Peter M. Lewis, dated May 20, 2004*;

     10.12 Credit Agreement made June 10, 2004 between MDC Partners Inc, as borrower, The Toronto-Dominion Bank, as Lead Arranger, Sole Bookrunner and administration agent, and the Lenders ( as defined therein)*;

      21          Subsidiaries of Registrant *;

      31          Rule 13a-14(a)/15d-14(a) Certifications *;

      32          Section 1350 Certifications *.




__________

* Filed electronically herewith.