Form 10-Q/A
period 2004-03-31
MDC PARTNERS INC
filed 2004-12-20
CIK 876883

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-Q/A

                                (Amendment No. 1)

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

                                 --------------

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

                        Website Access to Company Reports

     MDC Partners Inc.'s internet website address is www.mdc-partners.com. The Company's annual reports on Form 40F, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be made available free of charge through the Company's website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

================================================================================

                                MDC PARTNERS INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements............................................ 4
          Condensed Consolidated Statements of Operations (unaudited)
             Three Months Ended March 31, 2004 and March 31, 2003......... 4
          Condensed Consolidated Balance Sheets as of
             March 31, 2004 (unaudited) and December 31, 2003............. 5
          Condensed Consolidated Statements of Cash Flows (unaudited)
             Three Months Ended March 31, 2004 and March 31, 2003 ........ 6
          Notes to Condensed Consolidated Financial Statements
             (unaudited).................................................. 7
Item 2.   Management's Discussion and Analysis of Financial Condition
             And Results of Operations.................................... 41
Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 54
Item 4.   Controls and Procedures......................................... 54
          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                56
Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities ................................. 56
Item 6.   Exhibits and Reports on Form 8-K ............................... 57
Signatures................................................................ 59

                                EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended March 31, 2004 is being filed to restate our interim unaudited condensed consolidated financial statements to reflect (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing of recognition and the classification of the amortization and write-off of deferred financing fees, (3) the recognition of fair value adjustments related to an embedded derivative in the Company's exchangeable debentures, (4) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc. and the correction of an associated income tax expense (5) correction for the timing of recognition and the classification of certain foreign exchange gains and losses on intercompany balances, (6) corrections to revenue recognition related to certain Secure Products contracts, (7) corrections to the accounting for certain investments, (8) corrections to the purchase price allocations for certain business acquisitions and the related amortization of identified intangible assets, (9) corrections in the timing of the recognition of stock-based compensation, and (10) corrections to the computation of the dilutive effect of convertible debentures on diluted earnings per share.

Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein which discloses the adjustments to the Company's interim unaudited condensed consolidated financial statements resulting from these restatements.

Several of the corrections relate to transactions and events that arose in prior periods. The Company has filed an amended Form 40-F/A for the fiscal year ended December 31, 2003.

In addition, the Company has restated and reflected corresponding corrections to the Management Discussion and Analysis in Part I, Item 2. In addition, the Company revised Item 4 to include information about the impact of the restatements on its internal controls. This Form 10-Q/A does not reflect events occurring after the original filing date of the Form 10-Q.

                       MDC PARTNERS INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (thousands of United States dollars, except per share amounts)

                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                         2004               2003
                                                                     --------------    -------------
                                                                     (Restated -       (Restated -
                                                                       See Note 2)       See Note 2)
Revenue:
   Services                                                                 $51,958          $37,782
   Products                                                                  18,037           43,314
                                                                     --------------    -------------
                                                                             69,995           81,096
                                                                     --------------    -------------
Operating Expenses:
   Cost of products sold                                                     11,175           18,507
   Salary and related costs *                                                36,271           26,597
   General and other operating costs                                         25,714           27,280
   Depreciation and amortization                                              2,545            2,710
                                                                     --------------    -------------
                                                                             75,705           75,094
                                                                     --------------    -------------

Operating Profit (Loss)                                                      (5,710)           6,002
                                                                     --------------    -------------
Other Income (Expenses):
   Gain on sale of assets and settlement
    of long-term debt (Note 10)                                              16,311                -
   Foreign exchange gain (loss)                                                 170             (655)
   Interest expense                                                          (2,774)          (4,877)
   Interest income                                                              421               93
                                                                     --------------    -------------
                                                                             14,128           (5,439)
                                                                     --------------    -------------
Income Before Income Taxes, Equity in Affiliates and Minority
 Interests                                                                    8,418              563
Income Taxes (Recovery)                                                         197              (26)
                                                                     --------------    -------------

Income Before Equity in Affiliates and Minority Interests                     8,221              589
Equity in Affiliates                                                          1,541              562
Minority Interests in Income of Consolidated Subsidiaries                    (1,297)            (939)
                                                                     --------------    -------------
 Net Income                                                                  $8,465             $212
                                                                     ==============    =============
Earnings Per Common Share:
   Basic - Net Income                                                         $0.45            $0.01
   Diluted  - Net Income                                                       0.41             0.01

Weighted Average Number of Common Shares:
   Basic                                                                 18,918,608       16,915,341
   Diluted                                                               22,469,320       16,951,759

* Includes stock-based compensation of $6,059 and nil, respectively in 2004 and 2003.

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of United States dollars)

                                                                              March 31,       December 31,
                                                                                2004             2003
                                                                          ----------------   --------------
                                                                              (Unaudited)
                                                                           (Restated - See   (Restated - See
                                                                                Note 2)           Note 2)
                 ASSETS

Current Assets:
    Cash and cash equivalents                                                     $58,609           $65,929
    Accounts receivable, less allowance for doubtful accounts
      of $774 and $529                                                             95,100            58,864
    Expenditures billable to clients                                                7,803             7,153
    Inventories (Note 7)                                                            8,447             7,735
    Prepaid expenses and other current assets                                       6,808             4,863
                                                                          ----------------   --------------
    Total Current Assets                                                          176,767           144,544

Fixed Assets, at cost, less accumulated depreciation
      and amortization of $54,199 and $51,596                                      43,316            38,775
Investment in Affiliates                                                           22,383            34,362
Goodwill                                                                          121,592            83,199
Intangibles, less accumulated amortization of $240                                  3,860                 -
Deferred Tax Asset                                                                 10,578            11,563
Other Assets                                                                        8,162             9,096
                                                                          ----------------   --------------
 Total Assets                                                                    $386,658          $321,539
                                                                          ================   ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                               $68,606           $38,451
   Accruals and other liabilities                                                  62,028            34,245
   Advance billings                                                                28,743            15,731
   Current portion of long-term debt (Note 8)                                      31,446            16,378
   Deferred acquisition consideration                                               1,113             1,113
                                                                          ----------------   --------------

   Total Current Liabilities                                                      191,936           105,918

Long-Term Debt (Note 8)                                                            48,665            95,970
Convertible Notes (Note 11)                                                        36,605            37,794
Other Liabilities                                                                     483               516
                                                                          ----------------   --------------
Total Liabilities                                                                 277,689           240,198
                                                                          ----------------   --------------
Minority Interest                                                                   1,095             2,432
                                                                          ----------------   --------------
Commitments and Contingencies (Note 13)
Subsequent event (Note 11)

Shareholders' Equity:
   Share capital (Note 12)                                                        131,520           115,996
   Share capital to be issued                                                       3,909                 -
   Additional paid-in capital                                                       6,796             4,610
   Retained earnings (deficit)                                                    (30,704)          (39,169)
   Accumulated other comprehensive income (loss)                                   (3,647)           (2,528)
                                                                          ----------------   --------------
 Total Shareholders' Equity                                                       107,874            78,909
                                                                          ----------------   --------------
 Total Liabilities and Shareholders' Equity                                      $386,658          $321,539

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                      (thousands of United States dollars)

                                                                           Three Months Ended March 31,
                                                                          -----------------------------
                                                                               2004            2003
                                                                          -------------   -------------
                                                                           (Restated -     (Restated -
                                                                           See Note 2)     See Note 2)
Cash flows from operating activities:
  Net income                                                                     $8,465            $212
  Adjustments for non-cash items:
     Stock-based compensation                                                     6,059               -
     Depreciation and amortization                                                2,545           2,710
     Amortization and write-off of deferred finance charges                         536             619
     Non-cash interest expense                                                        -             954
     Deferred income taxes                                                          909             165
     Foreign exchange                                                              (170)            655
     Gain on sale of assets and settlement of long-term debt (Note 10)          (16,311)              -
     Earnings of affiliates, net of distributions                                   616          (1,155)
     Minority interest and other                                                    (75)           (151)
     Changes in non-cash working capital                                         (4,141)         (3,524)
                                                                          -------------   -------------
          Net cash provided by (used in) operating activities                    (1,567)            485
                                                                          -------------   -------------
Cash flows from investing activities:
     Capital expenditures                                                        (3,091)         (2,288)
     Acquisitions, net of cash acquired                                               3          (1,115)
     Other assets, net                                                              117            (148)
                                                                          -------------   -------------
          Net cash used in investing activities                                  (2,971)         (3,551)
                                                                          -------------   -------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                         -             159
     Repayment of long-term debt                                                 (2,162)         (1,863)
     Issuance of share capital                                                    2,041               -
     Purchase of share capital                                                   (1,468)              -
                                                                          -------------   -------------
          Net cash used in financing activities                                  (1,589)         (1,704)
                                                                          -------------   -------------
Effect of exchange rate changes on cash and cash equivalents                     (1,193)            717
                                                                          -------------   -------------
          Net decrease in cash and cash equivalents                              (7,320)         (4,053)
Cash and cash equivalents at beginning of period                                 65,929          31,226
                                                                          -------------   -------------
Cash and cash equivalents at end of period                                      $58,609         $27,173
                                                                          =============   =============

Supplemental disclosures:
     Income taxes paid                                                             $160            $449
     Interest paid                                                               $1,766            $612
Non-cash consideration:
     Share capital issued, or to be issued, on acquisitions (Note 9)            $18,860               -
     Stock-based awards issued,  on acquisitions (Note 9)                        $1,827               -
     Settlement of debt with investment in affiliate
       Exchangeable securities (Note 10)                                       $(33,991)              -
       Proceeds on sale of investment (Note 10)                                 $33,991               -

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (thousands of United States dollars, unless otherwise stated)

1.       Basis of Presentation

         MDC Partners Inc. (the "Company") has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("US GAAP") have been condensed or omitted pursuant to these rules.

         The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's amended annual report on Form 40-F/A for the year ended December 31, 2003.

         Results of operations for interim periods are not necessarily indicative of annual results.

         As of the first quarter of 2004, the Company changed its method of accounting from Canadian GAAP to US GAAP. The comparative financial statements included in these interim financial statements have been restated following US GAAP. This change in accounting method resulted from the conversion of Class B multiple voting shares into Class A Subordinate Voting Shares during the first quarter of 2004 (see Note
         12). Due to the conversion of these shares, the majority of shareholder votes now belong to shareholders of the Company who reside in the US and, as a result, the Company is now deemed to be a US domestic issuer as defined under the SEC regulations to which the Company is subject.

         Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months ended March 31, 2004 and 2003 is set out in Note 14.

2.       Restatement of Financial Statements

         In preparing the financial statements for the three and nine-month periods ended September 30, 2004, the Company determined that its previously filed audited consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and its previously issued interim unaudited condensed consolidated financial statements for the three months ended March 31, 2003 and 2004 for the three and six months ended June 30, 2003 and 2004 and for the three and nine months ended September 30, 2003 contained misapplication of Canadian and US GAAP and those financial statements required restatement.

         These adjustments pertained to the correction of the accounting for various transactions including the correction for the following: (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing of recognition and the classification of the amortization and write-off of deferred financing fees, (3) the recognition of fair value adjustments related to an embedded derivative in the Company's exchangeable debentures,
         (4) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc. and the correction of an associated income tax expense, (5) correction for the timing of recognition and the classification of certain foreign exchange gains and losses on intercompany balances, (6) corrections to revenue recognition related to certain Secure Products contracts, (7) corrections to the accounting for certain investments, (8) corrections to the purchase price allocations for certain business acquisitions and the related amortization of identified intangible assets, (9) corrections in the timing of the recognition of stock-based compensation, and (10) corrections to the computation of the dilutive effect of convertible debentures on diluted earnings per share.

         The impact of the adjustments noted above is reflected in the beginning balance sheet as of January 1, 2004. The adjustments relating to the first quarter of 2003 have been reflected in the financial statements included herein for that period.

         The Company has restated its consolidated financial statements as at and for the years ended December 31, 2003, 2002 and 2001, the effect of which is described in the Company's restated 2003 Annual Report as filed on Form 40-F/A dated December 20, 2004. The Company has also restated its interim unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003. Reliance should be placed solely on the financial statements in the Form 40-F/A and in this Form 10-Q/A and not on the previously filed Form 40-F dated May 10, 2004, previously filed Form 10-Q for the three months ended March 31, 2004 and 2003 dated May 10, 2004 or any other previously reported financial statements for the periods identified above.

         The interim unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 reflect the following restatement adjustments:

                  (1) The correction in the compensation expense on the privatization of Maxxcom. The correction of the recognition of stock-based compensation pursuant to SFAS 123 "Accounting for Stock Based Compensation" related to the stock option remeasurement required on the issuance of vested and unvested options of the Company in exchange for vested and unvested stock options of Maxxcom Inc. associated with the acquisition of the 26% minority interest holding of Maxxcom Inc. by the Company in July 2003. This correction increased salary and related costs, thus reducing operating profit and net income by $103 for the three months ended March 31, 2004;

                  (2) The reclassification of the amortization of deferred financing fees to interest expense and a correction of the period in which the amortization and write-off of deferred financing fees was recorded. Previously, the amortization of certain deferred financing fees were classified as depreciation and amortization expense or were netted against the gain on sale of assets. The amortization of deferred financing fees should be classified as interest expense and the write-off of deferred financing fees included in the loss on settlement of debt. Certain deferred financing fees were written off in the quarter ended December 31, 2003 in anticipation of the refinancing of debt rather than in the quarters ended March 31, 2004 and September 30, 2004 when the debt was reported. These corrections decreased the gain on sale of assets by $466, increased interest expense by $536, and decreased net income by $1,002 as at and for the three months ended March 31, 2004. These corrections decreased depreciation and amortization, and increased interest expense, by $619, resulting in no change to net income for the three months ended March 31, 2003;

                  (3) The recognition of the fair value adjustment related to an embedded derivative in the Company's exchangeable debentures, as required under SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", that was not previously recognized, and to separately account for the loss on the exchangeable debentures that was previously netted within the gain on sale of assets delivered on the settlement of the debentures. The loss associated with the change in fair value of the embedded derivative of $3,974 from December 1, 2003, the date of issuance to December 31, 2003, was not previously recognized in 2003. When the exchangeable debentures were settled in February 2004, the cumulative loss from the date of issuance of $7,647 was netted against the gain on the sale of investment in Custom Direct Inc. ("CDI"), for which the debentures were exchangeable. The change in fair value of the embedded derivative has been recognized in the applicable period as a correction of an error in the restatement of fiscal 2003. As a result of the correction of this error, for the three months ended March 31, 2004, the fair value adjustment on the embedded derivative increased by $3,974, the loss on settlement of the debentures increased by $7,647 and the gain on the sale of assets increased by $7,647 and net income increased by $3,974. There was no impact on earnings for the quarter ended March 31, 2003;

                  (4) To correct for errors in the calculation of the gain on the disposal of the Company's 80% interest in CDI in June 2003, and the corresponding adjustment to the gain on the sale of the remaining 20% interest in CDI in February 2004 relating primarily to the allocation of the cost base of the CDI assets between the two gain amounts. Associated with this transaction, income tax expense was corrected due to income tax benefits having been calculated incorrectly. For the three months ended March 31, 2004, these errors increased the gain on sale of the assets by $5,638, decreased income tax expense by $1,361 and increased net income by $6,999;

                  (5) The correction of the accounting for foreign exchange gains and losses related to certain intercompany balances previously reflected in accumulated comprehensive income rather than being recognized in statement of operations. This change resulted in a foreign exchange gain of $170 and a foreign exchange loss of $655, for the three months ended March 31, 2004, and 2003, respectively, correspondingly affecting net income by the same amounts;

                  (6) The correction of revenue recognition related to various revenue arrangements in accordance with the SEC's Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), and as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21). The correction of the accounting includes: (a) The Company incorrectly accounted for certain contracts entered into in the Secured Products segment relating to multiple element manufacturing arrangements. The Company incorrectly recognized revenue on an "as billed" basis as they completed various deliverables under the contract. The Company has determined that the multiple elements should be accounted for as one unit of accounting under both SAB 101, as amended and under EITF 00-21 as the Company does not have reliable, verifiable and objectively determinable evidence of the fair value of the various elements in these arrangements, and specifically the undelivered elements. Revenue should be recognized when the final element of the arrangement is completed and the product is shipped to customer or end user. Amounts received in advance of this date have been deferred and recognized at the shipping date; (b) The Company incorrectly recorded revenue related to its stamp printing business using the percentage of completion method consistent with the guidance provided by Statement of Position 81-1, Accounting for Performance of Construction/Production Contracts ("SOP 81-1"). The manufacture of stamps is not within the scope of SOP 81-1. Revenue related to the manufacture of stamps has been restated to be recognized when the stamps are shipped to the customer and the Company's obligations under the contractual arrangements are completed; and (c) Under the contractual arrangements in both (a) and (b) above, the Company has the ability to recover any costs incurred to date under possible termination of the contract, and accordingly the Company has restated the financial statements to give effect to the deferral of costs related to the manufacturing activates as inventory work-in-progress. This correction reduced product revenue by $810, reduced costs of sales by $392, reduced operating profit by $418, reduced income taxes expense by $137 and reduced net income by $281 for the three months ended March 31, 2004. Similarly, for the three months ended March 31, 2003, on adoption of this standard, these corrections reduced product revenue by $211, reduced costs of sales by $222, improved operating profit by $11, increased income tax expense by $31 and reduced net income by $20. In addition inventory and deferred revenue increased by $596 and $ 3,228 as at March 31, 2004;

                  (7) The correction of the accounting for three investments:
                  (a) A joint venture operating entity, owning a rental property in which the significant financial operating policies are by contractual arrangement jointly controlled by all parties having an equity interest in the entity, was previously accounted for on a proportionately consolidated basis. Pursuant to APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the investment in the joint venture is now accounted for using the equity method; (b) A majority owned investee, Accumark Promotions Group, Inc., was previously accounted for on a consolidated basis. Upon evaluation pursuant to EITF 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", management determined the investee could not be consolidated and accordingly it is now accounted for by the Company using the equity method, and; (c) The Company's 20% interest in CDI, up to the date of its sale in February 2004, was previously accounted for on the cost basis, has been restated and accounted for under the equity method as management has determined significant influence existed. Due to the nature of these adjustments, the corrections impacted most line items on the statement of operations and balance sheets. However, other than item (c) above, these corrections had no impact on net income (loss). For the period, the impact of these changes was to decrease operating profit (loss) for the three months ended March 31, 2004 and 2003 by $235 and $247, respectively;

                  (8) The correction related to the allocation to identifiable amortizable intangibles acquired in business combinations that resulted in a reallocation of $4,100 as at March 31, 2004 from goodwill to other identifiable amortizable intangible assets. This change increased depreciation and amortization and reduced net income by $240 for the three months ended March 31, 2004;

                  (9) The correction of the accounting for stock-based compensation to recognize, on a cumulative basis, compensation cost to the end of each reporting period at least equal to the value of the vested portion of the stock-based award at that same date. This change increased salary and related costs by $34 and nil for the three months ended March 31, 2004 and 2003, respectively. Net income was reduced by the same amounts in the corresponding periods; and

                  (10) The correction to the computation of the dilutive effect of convertible debentures, in calculating diluted earnings per share figures.

                  The Company has restated its consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 the effect of which is described in the Company's 2003 Annual Report as filed on Form 40-F/A. The effect of this restatement was to increase the accumulated deficit by $14,021 as of January 1, 2004. The following tables present the effect of these restatements and these changes in classification for the three months ended March 31, 2004 and 2003, and as at March 31, 2004:

                                                                     For the Three Months Ended March 31, 2004
                                                                     -----------------------------------------
                                                                       As Reported      Adjustments     As Restated
                                                                     -------------  ------------  ------------
Revenue:
   Services                                                                $56,266       ($4,308)      $51,958
   Products                                                                 18,847          (810)       18,037
                                                                     -------------  ------------  ------------
                                                                            75,113        (5,118)       69,995
                                                                     -------------  ------------  ------------
Operating Expenses:
   Cost of products sold                                                    11,567          (392)       11,175
   Salary and related costs                                                 36,768          (497)       36,271
   General and other operating costs                                        29,115        (3,401)       25,714
   Depreciation and amortization                                             2,343           202         2,545
                                                                     -------------  ------------  ------------
                                                                            79,793        (4,088)       75,705
                                                                     -------------  ------------  ------------

Operating Profit (Loss)                                                     (4,680)       (1,030)       (5,710)
                                                                     -------------  ------------  ------------
Other Income (Expenses):
   Gain (loss) on sale of assets and settlement of long-term debt            7,165         9,146        16,311
   Foreign exchange gain                                                         -           170           170
   Interest expense                                                         (2,313)         (461)       (2,774)
   Interest income                                                             420             1           421
                                                                     -------------  ------------  ------------
                                                                             5,272         8,856        14,128
                                                                     -------------  ------------  ------------

Income Before Income Taxes, Equity in Affiliates and Minority                  592         7,826         8,418
Interests
Income Taxes (Recovery)                                                      1,753        (1,556)          197
                                                                     -------------  ------------  ------------
Income (Loss) Before Equity in Affiliates and Minority Interests            (1,161)        9,382         8,221
Equity in Affiliates                                                         1,446            95         1,541
Minority Interests                                                          (1,303)            6        (1,297)
                                                                     -------------  ------------  ------------
 Net Income (Loss)                                                         ($1,018)       $9,483        $8,465
                                                                     =============  ============  ============
Earnings (Loss) Per Common Share:
   Basic                                                                    ($0.05)                      $0.45
   Diluted                                                                   (0.05)                       0.41

Weighted Average Number of Common Shares:
   Basic                                                                18,918,608                  18,918,608
   Diluted                                                              18,918,608                  22,469,320

                                                                            For the Three Months Ended March 31, 2003
                                                                          ----------------------------------------------
                                                                           As Reported    Adjustments     As Restated
                                                                           ------------   -----------    ------------
Revenue:
   Services                                                                     $39,689       ($1,907)        $37,782
   Products                                                                      43,525          (211)         43,314
                                                                           ------------   -----------    ------------
                                                                                 83,214        (2,118)         81,096
                                                                           ------------   -----------    ------------
Operating Expenses:
   Cost of products sold                                                         18,729          (222)         18,507
   Salary and related costs                                                      27,139          (542)         26,597
   General and other operating costs                                             28,362        (1,082)         27,280
   Depreciation and amortization                                                  3,365          (655)          2,710
                                                                           ------------   -----------    ------------
                                                                                 77,595        (2,501)         75,094
                                                                           ------------   -----------    ------------
Operating Profit                                                                  5,619           383           6,002
                                                                           ------------   -----------    ------------
Other Income (Expenses):
   Foreign exchange gain (loss)                                                       -          (655)           (655)
   Interest expense                                                              (4,326)         (551)         (4,877)
   Interest income                                                                   93             -              93
                                                                           ------------   -----------    ------------
                                                                                 (4,233)       (1,206)         (5,439)
                                                                           ------------   -----------    ------------

Income Before Income Taxes, Equity in Affiliates
 and Minority Interests                                                           1,386          (823)            563
Income Taxes (Recovery)                                                             (21)           (5)            (26)
                                                                           ------------   -----------    ------------

Income Before Equity in Affiliates and Minority Interests                         1,407          (818)           (589)
Equity in Affiliates                                                                498            64             562
Minority Interests                                                               (1,018)           79            (939)
                                                                           ------------   -----------    ------------
 Net Income                                                                        $887        ($675)            $212
                                                                           ============   ===========    ============
Earnings Per Common Share:
   Basic   - Net Income                                                           $0.05                         $0.01
   Diluted - Net Income                                                            0.05                          0.01

Weighted Average Number of Common Shares:
   Basic                                                                     16,915,341                    16,915,341
   Diluted                                                                   26,403,555                    16,951,759

                                                                                     At March 31, 2004
                                                                     -----------------------------------------------
                                                                       As Reported     Adjustments     As Restated
                                                                     -------------    -------------   --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $59,158            ($549)         $58,609
   Accounts receivable, net                                                 96,958           (1,858)          95,100
   Expenditures billable to clients                                          8,294             (491)           7,803
   Inventories                                                               7,851              596            8,447
   Prepaid expenses and other current assets                                 6,844              (36)           6,808
                                                                     -------------    -------------   --------------
       Total Current Assets                                                179,105           (2,338)         176,767
Fixed Assets, net                                                           46,543           (3,227)          43,316
Investment in Affiliates                                                    19,579            2,804           22,383
Goodwill                                                                   129,917           (8,325)         121,592
Intangibles, less accumulated amortization                                       -            3,860            3,860
Deferred Tax Asset                                                          10,097              481           10,578
Other Assets                                                                 5,615            2,547            8,162
                                                                     -------------    -------------   --------------
   Total Assets                                                           $390,856          ($4,198)        $386,658
                                                                     =============    =============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and other liabilities                                 $132,162          ($1,528)        $130,634
   Advance billings                                                         26,869            1,874           28,743
   Current portion of long-term debt                                        31,554             (108)          31,446
   Deferred acquisition consideration                                        1,113                -            1,113
                                                                     -------------    -------------   --------------
       Total Current Liabilities                                           191,698              238          191,936
Long-Term Debt                                                              52,543           (3,878)          48,665
Convertible Notes                                                           36,605                -           36,605
Other Liabilities                                                              483                -              483
                                                                     -------------    -------------   --------------
   Total Liabilities                                                       281,329           (3,640)         277,689
                                                                     -------------    -------------   --------------
Minority Interests                                                           1,195             (100)           1,095
                                                                     -------------    -------------   --------------
Shareholders' Equity:
   Share capital                                                           131,520                -          131,520
   Share capital to be issued                                                3,909                -            3,909
   Additional paid-in capital                                                5,321            1,475            6,796
   Retained earnings (deficit)                                             (26,166)          (4,538)         (30,704)
   Accumulated other comprehensive income (loss)                            (6,252)           2,605           (3,647)
                                                                     -------------    -------------   --------------
       Total Shareholders' Equity                                          108,332             (458)         107,874
                                                                     -------------    -------------   --------------
   Total Liabilities and Shareholders' Equity                             $390,856          ($4,198)        $386,658
                                                                     =============    =============   ==============

                                                                       For the Three Months Ended March 31, 2004
                                                                     ---------------------------------------------
                                                                      As Reported      Adjustments     As Restated
                                                                     -------------    --------------  ------------
Cash flows from operating activities:
Net income (loss)                                                          ($1,018)           $9,483        $8,465
   Adjustments for non-cash items:
   Stock-based compensation                                                  5,922               137         6,059
   Depreciation and amortization                                             2,343               202         2,545
   Deferred finance charges                                                      -             2,458         2,458
   Deferred income taxes                                                     2,407            (1,498)          909
   Foreign exchange                                                              -              (170)         (170)
   Gain on sale of assets                                                   (7,165)          (11,068)      (18,233)
   Earnings of affiliates, net of distributions                                581                35           616
   Minority interest and other                                                 (75)                -           (75)
   Changes in non-cash working capital                                      (4,732)              591        (4,141)
                                                                     -------------    --------------  ------------
     Net cash provided by (used in) operating activities                    (1,737)              170        (1,567)
                                                                     -------------    --------------  ------------
Cash flows from investing activities:
   Capital expenditures                                                     (3,141)               50        (3,091)
   Acquisitions, net of cash                                                     3                 -             3
   Other assets, net                                                           115                 2           117
                                                                     -------------    --------------  ------------
     Net cash provided by (used in) investing activities                    (3,023)               52        (2,971)
                                                                     -------------    --------------  ------------
Cash flows from financing activities:
   Repayment of long-term debt                                              (2,188)               26        (2,162)
   Issuance of share capital                                                 2,041                 -         2,041
   Purchase of share capital                                                (1,468)                -        (1,468)
                                                                     -------------    --------------  ------------
     Net cash used in financing activities                                  (1,615)               26        (1,589)
                                                                     -------------    --------------  ------------
Effect of exchange rate changes on cash and cash equivalents                (1,193)                -        (1,193)
                                                                     -------------    --------------  ------------
   Net decrease in cash and cash equivalents                                (7,568)              248        (7,320)
Cash and cash equivalents at beginning of period                            66,726              (797)       65,929
                                                                     -------------    --------------  ------------
Cash and cash equivalents at end of period                                 $59,158              (549)      $58,609
                                                                     =============    ==============  ============
Supplemental disclosures:
   Income taxes paid                                                          $160                 -          $160
   Interest paid                                                            $1,766                 -        $1,766
Non-cash consideration:
   Share capital issued, or to be issued, on acquisitions                  $18,860                 -       $18,860
   Stock-based awards issued, on acquisitions                               $1,827                 -        $1,827
   Settlement of debt with investment in affiliate:
     Reduction in exchangeable securities                                 ($26,344)           (7,647)     ($33,991)
     Proceeds on sale of investment                                        $26,344            (7,647)      $33,991

                                                                       For the Three Months Ended March 31, 2003
                                                                     ---------------------------------------------
                                                                      As Reported      Adjustments     As Restated
                                                                     -------------    --------------  ------------
Cash flows from operating activities:
Net income                                                                    $887             ($675)         $212
   Adjustments for non-cash items:
   Depreciation and amortization                                             3,365              (655)        2,710
   Deferred finance charges                                                      -               619           619
   Non-cash interest expense                                                   954                 -           954
   Deferred income taxes                                                       134                31           165
   Foreign exchange                                                              -               655           655
   Earnings of affiliates, net of distributions                             (1,094)              (61)       (1,155)
   Minority interest and other                                                (151)                -          (151)
   Changes in non-cash working capital                                      (4,128)              604        (3,524)
                                                                     -------------    --------------  ------------
     Net cash provided by (used in) operating activities                       (33)              518           485
                                                                     -------------    --------------  ------------
Cash flows from investing activities:
   Capital expenditures                                                     (2,267)              (21)       (2,288)
   Acquisitions, net of cash                                                (1,115)                -        (1,115)
   Other assets, net                                                          (179)               31          (148)
                                                                     -------------    --------------  ------------
     Net cash provided by (used in) investing activities                    (3,561)               10        (3,551)
                                                                     -------------    --------------  ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                    159                 -           159
   Repayment of long-term debt                                              (1,884)               21        (1,863)
                                                                     -------------    --------------  ------------
     Net cash used in financing activities                                  (1,725)               21        (1,704)
                                                                     -------------    --------------  ------------
Effect of exchange rate changes on cash and cash equivalents                   717                 -           717
                                                                     -------------    --------------  ------------
   Net decrease in cash and cash equivalents                                (4,602)              549        (4,053)
Cash and cash equivalents at beginning of period                            32,250            (1,024)       31,226
                                                                     -------------    --------------  ------------
Cash and cash equivalents at end of period                                 $27,648              (475)      $27,173
                                                                     =============    ==============  ============
Supplemental disclosures:
   Income taxes paid                                                          $449                            $449
   Interest paid                                                              $612                            $612

3.       Significant Accounting Policies

         The Company's significant accounting policies are summarized as follows:

                  Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of MDC Partners Inc. (formerly MDC Corporation Inc.) and its domestic and international controlled subsidiaries that are not considered variable interest entities and variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

                  Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Cash Equivalents. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at March 31, 2004 is $1,215 of cash restricted as to withdrawal pursuant to a collateral agreement.

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

                  Expenditures Billable to Clients. Expenditures billable to clients consist principally of costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients that have not been invoiced. Such amounts are invoiced to clients at various times over the course of the production process. In the majority of the Company's Marketing Communications businesses, it acts as agent and records revenue equal to the net amount retained when the fee or commission is earned.

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

                  Long-lived Assets. In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, risk adjusted where appropriate.

                  Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50%, and has significant influence, or joint control over the operating and financial policies of the affiliate; or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company's investments accounted for using the equity method are Accumark Promotions Group Inc, 55% owned by the Company, Crispin Porter + Bogusky, LLC, 49.9% owned by the Company, Cliff Freeman & Partners, LLC, 19.9% owned by the Company and a 50% undivided interest in a real estate joint venture. The Company's management periodically evaluates these investments to determine if there have been any, other than temporary, declines in value.

                  Goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill acquired as a result of a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS 141, "Business Combinations", the cost of an acquired entity is allocated to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists.

         Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations". The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Impairment losses, where applicable, will be charged to operating profit (loss).

                  Intangible Assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", intangibles with a definite life, other than goodwill, acquired as a result of a business combination are subject to amortization. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used. Intangible assets that are subject to amortization are reviewed for potential impairment in accordance with SFAS 144 at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. The Company is amortizing its intangible assets on a straight-line basis over a period of 3 years.

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

                  Guarantees. Guarantees granted by the Company to third parties (or modified) after January 1, 2003 are generally recognized, at the inception of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company's liability associated with guarantees is insignificant.

                  Revenue Recognition. The Company generates services revenue from its Marketing Communications reportable segment and product revenue from its Secure Products reportable segment.

         Marketing Communications

         Substantially all of the Marketing Communications reportable segment revenue is derived from fees for services. Additionally, the Company often earns commissions based upon the placement of advertisements in various media. Generally, the Company acts as agent for its customers and records revenue equal to the net amount retained. Revenue is realized when the service is performed in accordance with the terms of each client arrangement and upon completion of the earnings process. This includes when services are rendered, upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured and all other revenue recognition criteria have been met.

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

         Secured Products

         Substantially all of the Secured Products International reportable segment revenue is derived from the sale of products. The Company has the following revenue recognition policies.

         Revenue derived from the stamp operations is recognized upon shipment or upon delivery of the product to the customer when the Company's obligations under the contractual arrangements are completed, the customer takes ownership and assumes the risk of loss of the product, the selling price is determined and the collection of the related receivable is reasonably assured. The Company performs quality control testing procedures prior to shipment to ensure that its contractual obligations are met. Under these contractual arrangements, the Company has the ability to recover any costs incurred to date under possible termination of the contract, accordingly the Company accounts for the manufacturing costs incurred as inventory work-in-process, until completion of production.

         Revenue derived from secured printing arrangements whereby the Company manufactures and stores the printed product for a period of time at the direction of its customer with delivery at a future date within a 90 day period is accounted for on a "bill and hold" basis whereby the Company allocates the arrangement consideration on a relative fair value basis between the printing service and the storage service. The Company recognizes the printing revenue when the customized printed products moves to the secure storage facility and the printing process is complete and when title transfers to the customer. The Company has no further obligations under the printing segment of the arrangement. The Company recognizes the storage fee revenue when the customized printed products are delivered to the customer's premises. Although amounts are generally not billed by the Company until the customized print product is delivered to the customer's premises, collection of the entire consideration is due under certain contracts within 90 days of completion of the printing segment of the arrangement.

         Revenue derived from the design, manufacturing, inventory management and personalization arrangements of secured cards is recognized as a single unit of accounting when the secured card is shipped to the cardholder and the Company's service obligations to the card issuer are complete under the terms of the contractual arrangement and the total selling price related to the card is known and collection of the related receivable is reasonably assured. Any amounts billed and/or collected in advance of this date are deferred and recognized at the shipping date. Under these contractual arrangements, the Company has the ability to recover any costs incurred to date under possible termination of the contract, accordingly the Company accounts for the effect of costs incurred related to design and manufacturing relative to the secured card arrangement as inventory work-in-process related to the arrangements.

         The Company's revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, "Revenue Recognition". ("SAB 104") SAB 104 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

         In June 2003, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"), became effective. This issue addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company adopted the provisions of EITF 00-21 effective January 1, 2003. Additionally, in January 2002, the EITF released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. The adoption of the provisions of these two EITF's had no material impact on the Company's financial position, results of operations, or cashflows. The Company's revenue recognition policies are in compliance with SAB 104, EITF 99-19, EITF 00-21 and EITF 01-14.

                  Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock based awards as prescribed by SFAS 123 "Accounting for Stock- Based Compensation". Prior to January 1, 2003, the Company elected to not apply fair value accounting to stock based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

         The Company adopted fair value accounting for stock based awards using the prospective application transitional alternative available in SFAS 148 "Accounting for Stock Based Compensation - Transition and Disclosure". Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the vesting period of the award. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

         Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating profit (loss) over the service period that is the vesting period of the award. Changes in the Company's payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating profit (loss). The final payment amount for Share Appreciation Rights is established on the date of the exercise of the award by the employee.

         Stock-based awards that are settled in cash or equity at the option of Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model, and is recorded into operating income over the service period, that is the vesting period of the award. When awards are exercised, share capital is credited with the related portion previously credited to additional paid-in capital.

         As noted, prior to January 1, 2003, the Company did not use the fair value method to account for certain employee stock-based compensation plans but disclosed this pro forma information for options granted commencing in fiscal 1995.

         The table below summarizes the quarterly pro forma effect for the three months ended March 31, 2004 and 2003 had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:

                                                                           Three Months Ended March 31,
                                                                               2004              2003
                                                                         --------------    --------------
                                                                              (Restated - See Note 2)
        Net income (loss), as reported                                           $8,465              $212

        Fair value costs, net of income tax, of stock-based employee
        compensation for options issued prior to 2003                               376               512
                                                                         --------------    --------------
        Net income (loss), pro forma                                             $8,089             ($300)
                                                                         ==============    ==============
        Basic net income per share, as reported                                   $0.45             $0.01
        Basic net income (loss) per share, pro forma                              $0.43            ($0.02)
        Diluted net income per share, as reported                                 $0.40             $0.01
        Diluted net income (loss) per share, pro forma                            $0.39            ($0.02)

         The fair value of the stock options and similar awards at the grant date used to compute pro forma net income (loss) and net income (loss) per share was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three months ended:

                                                                              Three Months
                                                                            Ended March 31,
                                                                                  2004
                                                                           ------------------
        Expected dividend                                                        0.00%
        Expected volatility                                                       40%
        Risk-free interest rate                                                  5.00%
        Expected option life in years                                              5
        Weighted average stock option fair value per option granted              $5.16

         There were no stock options granted during the three months ended March 31, 2003.

                  Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the "Share capital to be issued" as reflected in the Shareholders' Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options and warrants. For purposes of computing diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, 3,550,712 and 36,418 shares were assumed to have been outstanding related to common share equivalents. Additionally, the assumed increase in net income related to the after tax interest costs of convertible debentures used in the computations was $637 and $0 for the three months ended March 31, 2004 and 2003, respectively.

         The following table details the weighted average number of common shares outstanding for each of the three months ended March 31, 2004 and 2003:

                                                                               Three Months Ended March 31,
                                                                           -------------------------------------
                                                                                 2004                 2003
                                                                           -----------------    ----------------
                                                                                  (Restated - See Note 2)

        Basic weighted average shares outstanding                                 18,918,608          16,915,341
        Weighted average shares dilution adjustments:
            Dilutive stock options and warrants (a)                                1,173,297              36,418
            7% convertible senior notes due January 8, 2007                        2,377,415                   -
                                                                           -----------------    ----------------
        Diluted weighted average shares outstanding (b)                           22,469,320          16,951,759
                                                                           =================    ================

         (a) Dilutive and anti-dilutive stock options and similar awards were determined by using the average closing price of the Class A Subordinate Voting shares for the period. For the three months ended March 31, 2004 and 2003, the average share price used was $14.20 per share and $3.69 per share, respectively.
         (b) Had certain stock options, similar awards and the convertible debt been dilutive, they would have added nil dilutive shares and 9,652,510 dilutive shares for the three months ended March 31, 2004 and 2003, respectively.

                  Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". The functional currency of the Company is Canadian dollars and it has decided to use U.S. dollars as its reporting currency for consolidated reporting purposes. All of the Company's subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company's non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in other accumulated comprehensive income. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company's net investment in the foreign operation. The income statements of non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.

         Gains and losses arising from the Company's foreign currency transactions are reflected in net earnings other than those unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long-term nature (that is settlement is not planned or anticipated in the future) and which are included as cumulative translation adjustments in other accumulated comprehensive income.

                  Derivative Financial Instruments. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company issued adjustable rate exchangeable debentures, in December 2003, which included an embedded derivative. The derivative met the SFAS No. 133 criteria for separation from the debt contract and was marked to market, with changes in the fair value being recorded in net earnings for the period, until the exchangeable debentures were settled on February 13, 2004.

         Effective July 1, 2002, management designated the Company's 10.5% U.S. senior subordinated notes ("Notes") as an economic hedge against foreign exchange exposure of the U.S. operation, Custom Direct, Inc. ("CDI"). The hedge was applied prospectively from the effective date whereby any foreign exchange translation adjustment of the Notes reduced any offsetting foreign exchange translation adjustment of the U.S. operations, the net of which was reflected in the cumulative translation account within shareholders' equity. The application of hedge accounting ceased on the repayment of the Company's 10.5% US senior subordinated notes on June 30, 2003 which corresponded with the Company's sale of 80% of its investment in CDI.

4.       Comprehensive Income (Loss)

         Total comprehensive income and its components were:

                                                                     Three Months Ended March 31
                                                                   --------------------------------
                                                                        2004              2003
                                                                   --------------    --------------
                                                                         (Restated - See Note 2)
         Net income (loss) for the period                                  $8,465              $212
         Foreign currency cumulative translation adjustment                (1,119)           (6,580)
                                                                   --------------    --------------
         Comprehensive income (loss) for the period                        $7,346           ($6,368)
                                                                   ==============    ==============

5.       New Accounting Pronouncements

         The following pronouncements were issued by the Financial Accounting Standards Board ("FASB") and became effective in 2004:

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51" ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities Revised." (FIN 46R") FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The application of these Interpretations did not have a material effect on the interim unaudited condensed consolidated financial statements as of March 31, 2004.

         In November 2003 the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("ETIF 03-01"). EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), investments in a loss position. Effective for years ended after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a material impact on the Company's interim unaudited condensed consolidated financial statements.

6.       Segmented Information

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

         Secure Products International operations provide security products and services in three primary areas: electronic transaction products such as credit, debit, telephone and smart cards; secure ticketing products such as airline, transit and event tickets; and stamps, both postal and excise. Again, given the similarities in types of clients, cost structure, risks and long-term financial results, the results are aggregated into one reportable segment. The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in these notes to unaudited condensed consolidated financial statements, except as where indicated.

         Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business as a joint venture with these other interestholders in a fashion similar to a joint venture. The Company's management oversees these businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the businesses comprising this segment also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Accumark Promotions Group Inc owned 55% by the Company, and Crispin Porter + Bogusky, LLC, ("CPB"), owned 49% by the Company and Cliff Freeman + Partners, LLC owned 19.9% by the Company, are equity accounted for under US GAAP. For purposes of the segmented information disclosure, 100% of the results of operations of CPB and Accumark have been combined with the other business of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in the segmented information disclosure.

         Summary financial information concerning the Company's reportable segments for the three months ended March 31 is shown in the following table:

         Three Months Ended March 31, 2004, (Restated see Note 2):

                                   Combined                                        As Reported under US GAAP
                                -----------------                --------------------------------------------------------------
                                   Combined            Less                             Secure
                                   Marketing          Equity         Marketing         Products       Corporate &
                                 Communications      Affiliates    Communications    International        Other          Total
                                -----------------  ------------- -----------------  ---------------   -------------  ----------
   Revenue                                $64,432        $12,474           $51,958          $18,037              $-     $69,995
                                -----------------  ------------- -----------------  ---------------   -------------  ----------
   Operating Expenses:
     Cost of products sold                      -              -                 -           11,175               -      11,175
     Salary and related costs*             30,072          4,673            25,399            3,476           7,396      36,271
     General and other
      operating costs                      24,754          2,824            21,930            2,401           1,383      25,714
     Depreciation and
       amortization                         2,034            190             1,844              675              26       2,545
                                -----------------  ------------- -----------------  ---------------   -------------  ----------
                                           56,860          7,687            49,173           17,727           8,805      75,705
                                -----------------  ------------- -----------------  ---------------   -------------  ----------
   Operating Profit (Loss)                 $7,572         $4,787            $2,785             $310         ($8,805)     (5,710)
                                =================  ============= =================  ===============   =============  ===========
   Other Income (Expense):
      Gain on sale of assets                                                                                             16,311
      Foreign exchange gain                                                                                                 170
      Interest expense, net                                                                                               2,353
   Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                8,418
   Income Taxes                                                                                                             197
   Income Before Equity in Affiliates and Minority Interests                                                              8,221
   Equity in affiliates                                                                                                   1,541
   Minority interests                                                                                                    (1,297)
   Net Income (Loss)                                                                                                     $8,465
   Capital expenditures                    $2,012           $228            $1,784           $1,273             $34      $3,091

   *Includes stock-based
      compensation                            $57           $  -               $57             $  -          $6,002      $6,059

Three Months Ended March 31, 2003 (Restated - See Note 2):

                                 Combined                                         As Reported under US GAAP
                             ---------------                   --------------------------------------------------------------
                                 Combined                                           Secure
                                Marketing        Less Equity      Marketing        Products       Corporate &
                              Communications     Affiliates     Communications   International      Other           Total
                             ---------------   -------------   --------------    -------------   -----------     ------------
Revenue                              $44,992          $7,210          $37,782          $43,314          $  -          $81,096
                             ---------------   -------------   --------------    -------------   -----------     ------------
Operating Expenses:
 Cost of products sold                     -               -                -           18,507             -           18,507
 Salary and related
   Costs                              22,881           3,418           19,463            6,083         1,051           26,597
 General and other
   operating costs                    16,617           1,951           14,666           12,050           564           27,280
Depreciation and
   amortization                        1,504              92            1,412            1,174           124            2,710
                             ---------------   -------------   --------------    -------------   -----------     ------------
                                      41,002           5,461           35,541           37,814         1,739           75,094
                             ---------------   -------------   --------------    -------------   -----------     ------------
Operating Profit (Loss)               $3,990          $1,749           $2,241           $5,500       ($1,739)           6,002
                             ===============   =============   ==============    =============   ===========
Other Income (Expense):
   Foreign exchange gain (loss)                                                                                          (655)
   Interest expense, net                                                                                               (4,784)
                                                                                                                  -----------
Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                   563
Income Taxes                                                                                                              (26)
                                                                                                                  -----------
Income Before Equity in Affiliates and Minority Interests                                                                 589
Equity in affiliates                                                                                                      562
Minority interests                                                                                                       (939)
                                                                                                                  -----------
Net Income                                                                                                               $212
                                                                                                                  ===========
Capital expenditures                  $1,243            $497             $746           $1,539            $3           $2,288

         A summary of our revenue and long-lived assets by geographic area as of March 31, 2004 and 2003 is set forth in the following table (Restated - See Note 2):

                                               United States          Canada           Other          Total
                                             -----------------   ---------------   ------------   ------------
    Revenue
    Three Months Ended March 31,
      2004                                       $44,225              $19,530        $6,240        $69,995
      2003                                        58,249               18,110         4,737         81,096

7.       Inventory

         The components of inventory are listed below:

                                               March 31,         December 31,
                                                  2004               2003
                                              -------------------------------
                                                 (Restated - See Note 2)

         Raw materials and supplies                $3,809              $3,743
         Work-in-process                            4,638               3,992
                                              -----------        ------------
             Total                                 $8,447              $7,735
                                              ===========        ============

8.       Long-Term Debt

         MDC Partners Inc. is principally a holding company and the Company's assets consist principally of its investments in Maxxcom Inc. ("Maxxcom"), which in turn owns a substantial portion of its interests in the Marketing Communications businesses, and in the Secured Products International (SPI) businesses.

         Currently, substantially all of the long-term debt is held at Maxxcom or its subsidiaries. Maxxcom's ability to meet the repayment of its long-term debt and to make distributions to MDC Partners Inc., is dependent upon the availability of cash from its parent MDC Partners Inc. and from the cash flows from its subsidiaries and affiliated companies through dividends, distributions, intercompany advances, management fees and other payments. A number of Maxxcom's subsidiaries are not wholly-owned and pursuant to operating agreements with some of the other shareholders of these subsidiaries and affiliates and certain subsidiary and affiliate lending agreements, there are certain restrictions on the payment of dividends, distributions and advances to Maxxcom. In addition, pursuant to certain lending agreements entered into by MDC Partners Inc., there are restrictions on MDC's ability to transfer available cash to Maxxcom.

         As at March 31, 2004, $8,913 (December 31, 2003 - $9,725) of the
         consolidated cash position is held by subsidiaries, which, although available for the subsidiaries' use, does not represent cash that is distributable as earnings to Maxxcom for use to reduce Maxxcom indebtedness.

         At March 31, 2004, the Company had secured committed revolving credit lines of $39,031 (December 31, 2003 - $39,414), which were partially drawn to $32,505 (December 31, 2003 - $30,718) and are reflected as current portion of long-term debt and long-term debt. These secured loans were comprised of local borrowings of the Company's U.S. and Canadian subsidiaries.

         Included in long-term debt, as at December 31, 2003, is an obligation in the amount of $3,974, being the fair value of the embedded derivative in the Company's exchangeable debentures. On February 13, 2004, the exchangeable debentures were settled in full as described in
         Note 10.

9.       Acquisitions

         Kirshenbaum Bond + Partners

         On January 29, 2004, the Company acquired a 60% ownership interest in kirshenbaum bond + partners, LLC ("KBP") in a transaction accounted for under the purchase method of accounting. KBP is comprised of four units: kirshenbaum bond (New York and San Francisco) which are primarily advertising agencies, LIME Public Relations + Promotion, The Media Kitchen, which handles media buying and planning and Dotglu, an interactive and direct marketing unit. KBP is recognized for creating very successful non-traditional marketing campaigns and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. As part of the acquisition, the Company paid $20,654 in cash, issued 148,719 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $2,027 based on the share price on or about the announcement date, issued warrants to purchase 150,173 shares of the Company's common stock to the selling interestholders of KBP (the fair value of which, using a Black Scholes option pricing model, was approximately $955 based on the share price on or about the announcement date) and incurred transaction costs of approximately $1,019. Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration, totaling up to an additional $735 within one year from the date of acquisition, based upon achievement of certain predetermined earnings targets. Such contingent consideration will be accounted for as goodwill when the contingency is resolved and the amount becomes determinable.

         Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $24,655. The purchase price was allocated to the fair value of net assets acquired as follows:

         Cash and cash equivalents                             $25,283
         Accounts receivable and other current assets           18,540
         Furniture, equipment and leasehold improvements         3,872
         Intangible assets                                       1,200
         Goodwill                                               25,632
         Accounts payable and accrued expenses                 (49,440)
         Minority interest                                        (432)
                                                           -----------
            Total purchase price                               $24,655
                                                           ===========

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates of fair value and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such assumptions and estimates. The Company's consolidated financial statements include KBP's results of operations subsequent to its acquisition on January 29, 2004. During this period, the operations of KBP contributed $7,397 of revenue and $523 of net income.

         Accent Marketing Services

         On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC ("Accent"), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. Accent has established itself as an integrated direct marketing services company providing customer contact centers and direct mail services to its clients, offering a unique customer relationship and product life cycle management program to its clients. As part of the acquisition, the Company paid $1,444 in cash, issued, and to be issued, 1,103,331 shares of the Company's common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the announcement date), and incurred transaction costs of approximately $63. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent, based upon achievement of certain predetermined earnings targets, by June 2005. Such contingent consideration will be accounted for when it becomes determinable. This acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements, which have consolidated Accent's financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

         The purchase price was allocated based on the fair value of the net assets acquired of this purchase price $12,147 was allocated to goodwill and $1,200 was allocated to intangible assets.

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         Other Acquisitions

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

         Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,473. The purchase price was allocated based on the fair value of the net assets acquired of this purchase price, $2,128 was allocated to goodwill and intangible assets.

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates of fair value and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions. The Company's consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis except for CF, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through contractual rights. During this period, the aggregated operations of these acquisitions did not have a material effect on the Company's results of operations.

         The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2004 and 2003 assume that the acquisition of the operating assets of KBP, CF and the further interest in Accent had occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets and liabilities acquired.

                                       Three Months Ended March 31,
                                    ----------------------------------
                                       2004                  2003
                                    -------------       --------------
                                                (Restated - See Note 2)

         Revenues                         $73,590              $91,020
            Net income                      8,707                1,280
         Earnings per share:

            Basic  - net income             $0.46                $0.08
            Diluted - net income             0.42                 0.06

10.      Gain on Sale of Assets and Settlement of Long-term Debt

                                                                  Three Months Ended March 30,
                                                                --------------------------------
                                                                     2004               2003
                                                                ---------------    --------------
                                                                (Restated - See    (Restated - See
                                                                    Note 2)             Note 2)

         Loss on settlement of exchangeable debentures                $(9,569)                $ -
         Fair value adjustment on embedded derivative                   3,974                 $ -
         Gain on sale of interests in Custom Direct Inc.               21,906                 $ -
                                                                ---------------    --------------
                                                                      $16,311                 $ -
                                                                ===============    ==============

         In February 2004, the Company sold its remaining 20% interest in Custom Direct Income Fund (the "Fund") through the exchange of its interest in the Fund for the settlement of the adjustable rate exchangeable debentures issued on December 1, 2003 with a face value of $26,344. Based on the performance of the Fund for the period ended December 31, 2003, the Company was entitled to exchange its shares of Custom Direct, Inc. for units of the Fund. On February 13, 2004, the adjustable rate exchangeable debentures were exchanged for units of the Fund in full settlement of the adjustable rate exchangeable debentures.

         The embedded derivative within the exchangeable debentures had a fair value of nil at the date of issuance and an unrealized loss of $3,974 as at December 31, 2003. At the date of settlement, the fair value of the CDI units for which the debentures were exchangeable was $33,991, which exceeded the issue price of the debentures by $7,647. The total loss on settlement of the exchangeable debentures includes $1,922, in respect of the write off of unamortized deferred financing costs.

         From January 1, 2004 to the date of settlement, the accrued loss on the derivative increased by $3,673 to a total of $7,647 at the date of settlement. The fair value adjustment for the three months ended March 31, 2004 represents the increase to the accrued loss, net of the amount realized on settlement. The fair value of the units of the Fund on February 13, 2004 received by the Company gain on the sale of the CDI equity investment of $21,906.

11.      Subsequent Event

         Pursuant to the trust indenture, as amended, governing the Company's 7% subordinated unsecured convertible debentures due January 8, 2007 (the "Debentures"), the Company announced on April 5, 2004 that it would redeem the Debentures on May 5, 2004 (the "Redemption Date"), at a redemption price equal to the aggregate principal amount, and accrued and unpaid interest. MDC has elected to satisfy its obligation to pay the aggregate principal amount of the Debentures payable on redemption by the issuance of Class A Subordinate Voting Shares of the Company. Approximately $36.6 million aggregate principal amount of Debentures is outstanding.

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

12.      Share Capital

         Changes to the Company's issued and outstanding share capital during the three months ended March 31, 2004 are as follows:

        Class A                                                                          Shares           Amount
                                                                                  --------------    -------------
        Balance, January 1, 2004                                                     18,369,451         $115,861
        Shares acquired and cancelled pursuant to a normal course issuer bid           (105,000)          (1,468)
        Share options exercised                                                          69,807              632
        Shares issued  - private placement                                              120,919            1,409
        Shares issued  - acquisitions (Note 9)                                          985,194           14,951
        Shares issued upon conversion of Class B shares                                 447,968              134
                                                                                  -------------    -------------
        Balance, March 31, 2004                                                      19,888,339          131,519
                                                                                  -------------    -------------
        Class B

        Balance, January 1, 2004                                                        450,470              135
        Shares converted to Class A shares                                             (447,968)            (134)
                                                                                  -------------    -------------
        Balance, March 31, 2004                                                           2,502                1
                                                                                  -------------    -------------
        Total Class A and Class B share capital                                      19,890,841         $131,520
                                                                                  =============    =============

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

         On February 26, 2004 the Company's then controlling shareholder, Miles
         S. Nadal (the Company's Chairman and Chief Executive Officer) gave formal notice to the Company's Board of Directors that he had initiated the process to affect conversion of 100% of his Class B multiple voting shares into Class A Subordinate Voting Shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed during the quarter. Mr. Nadal's equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the Class B shares and carry 20 votes per share, in addition to 3,400,351 Class A Subordinate Voting Shares, which carry one vote per share. After the conversion, both Mr. Nadal's equity interest and voting interest in the Company are approximately 20.2%, or 3,848,319 Class A Subordinated Voting Shares.

         Share option transactions during the three months ended March 31, 2004 are summarized as follows:

                                                 Options Outstanding                    Options Exercisable
                                         ------------------------------------     ---------------------------------
                                                                     Weighted
                                                  Number        Average Price              Number         Price per
                                             Outstanding            per Share         Outstanding             Share
                                         ----------------    ----------------     ---------------     -------------
Balance, beginning of period                   2,066,728               $6.60             870,979             $7.82
Granted                                           44,052               11.70
Exercised                                        (69,807)               9.09
Expired and cancelled                               (622)              10.05
                                         ---------------
Balance, end of period                         2,040,351               $6.54           1,000,507             $7.60
                                         ===============

         Shares options outstanding as at March 31, 2004 are summarized as follows:

                                          Options Outstanding                         Options Exercisable
                             -----------------------------------------------     ------------------------------
                                                    Weighted        Weighted                           Weighted
                                                     Average         Average                            Average
Range of                          Outstanding    Contractual       Price per        Exercisable       Price per
Exercise Prices                        Number           Life           Share             Number           Share
---------------------------------------------------------------------------------------------------------------
$2.94  -  $4.50                       770,535            3.6           $4.08            322,813           $4.06
$4.51  -  $6.00                       518,865            4.1           $5.53            117,349           $5.52
$6.01  -  $9.00                       347,153            5.0           $7.27            273,852           $7.36
$9.01  -  $15.30                      390,325            2.9          $11.02            273,020          $11.21
$23.00 - $42.50                        13,473            1.2          $42.33             13,473          $42.33

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

         (b) During the three months ended March 31, 2004, the Company issued 626,092 warrants with a weighted average exercise price of Canadian $17.71 and a term of five years. Of these warrants, 150,173 were issued as acquisition consideration and 475,919 were issued as compensatory and treated as such for accounting purposes.

13.      Commitments and Contingencies

         In addition to the consideration paid by the Company in respect of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration of approximately $6 million could be owing in 2004 and 2005, of which approximately $5 million would be payable in shares of the Company.

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

         The Company has agreed to provide to its Chairman, President and Chief Executive Officer a bonus of Canadian $10 million in the event that the market price of the Company's Class A subordinate voting shares is Canadian $30 per share or more for more than 20 consecutive trading days. The after tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of $5,201 (Cdn$6,820) and $2,288 (Cdn$3,000) respectively, as at March 31, 2004, both of which have been fully provided for in the Company's accounts.

         In connection with certain dispositions of assets and/or businesses in 2001 and 2002, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relate to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. In connection with the sale of the Company's investment in CDI, the amounts of indemnification guarantees were limited to the total sale price of approximately $84 million. For the remainder, the Company's potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

         Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.

         For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of the Company's investment in CDI, the Company has estimated the fair value of its liability, which was insignificant, and included such amount in the determination of the gain or loss on the sale of the business.

14.      Canadian GAAP Reconciliation

         During the third quarter of fiscal 2003, the Company changed its reporting currency from Canadian dollars to U.S. dollars. The comparative financial information for the three months ended March 31, 2003 prepared under Canadian GAAP included in this reconciliation differ from amounts previously reported as a result of the change in reporting currency to U.S. dollars and the impact of the adjustments recorded in connection with the restatement described in Note 2. The change in reporting currency had no impact on the measurement of earnings under Canadian GAAP. Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between U.S. and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005.

         The Company has restated its consolidated financial statements, prepared in accordance with Canadian GAAP, as at and for the years ended December 31, 2003, 2002, and 2001, the effect of which is described in the Company's restated 2003 Annual Report filed on Form 40-F/A. The Company has also restated its interim unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP, as described in Note 2. As a result of these errors the Company has also restated its Canadian GAAP adjustments as follows: (i) to correct the adjustment for "Proportionate Consolidation Affiliates" for the three months ended March 31, 2004 and as at June 30, 2004 and December 31, 2003 to now include the Company's proportionate share of the financial position, results of operation and cash flows of Accumark, a joint venture for Canadian GAAP purposes. (See Note 2,
         Item 7(b)) and a joint venture-owing rental property (See Note 2, Item 6(a)); (ii) to correct the adjustment as at December 31, 2003 and for the three months ended March 31, 2004, in respect of the fair value adjustment for the embedded derivative in the Company's exchangeable debentures. (See Note 2, Item 3)

         The reconciliation from US to Canadian GAAP, of the Company's results of operations for the three months ended March 31, 2004 and 2003, the Company's financial position as at March 31, 2004 and December 31, 2003 are set out below.

         Convertible Notes

         Under US GAAP, the convertible notes are classified entirely as debt. Accordingly, interest expense is recorded based upon the effective interest rate associated with the underlying debt.

         Under Canadian GAAP, in accordance with EIC 71, the Company has classified the convertible notes as equity as the Company has the ability and intent to satisfy the obligation on redemption or maturity in freely tradeable Class A shares. Under Canadian GAAP, the Company has recorded an amount in long-term and current debt representing the present value of the future interest payments owing on the convertible debt. The interest in respect of the convertible debt is recorded as a credit on account of the equity portion of the compound financial instrument such that the equity component is accreted to the face of the convertible debt upon maturity.

         This difference results in a reclassification on the balance sheet between long-term debt and equity, and a reduction in the interest expense for the amount of the accretion that is not expensed for Canadian GAAP purposes.

         Exchangeable Debentures

         Under Canadian GAAP, EIC 117 prohibits the bifurcation of the embedded derivative in the Exchangeable debentures. In addition under EIC 56, until such time as the exchange right is no longer contingent upon future events, no adjustment to the carrying value of the debentures to fair value of the underlying CDI units is necessary. In February 2004, the debentures became Exchangeable for CDI units and at that time the carrying value of the debenture was required to be increased by $7,647 to reflect the underlying market value of the CDI units, for which the debentures are exchangeable, with a corresponding charge to the statement of operations.

         Under U.S. GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debentures and such amount cannot be deferred. This results in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in 2004 of $3,673 immediately prior to settlement.

         As a result of this difference, under Canadian GAAP, net earnings in the three months ended March 31, 2004 is lower than that reported under U.S. GAAP by $3,974, being the loss on the embedded derivative recognized in the prior period.

         Goodwill Charges

         Historically, under U.S. GAAP, the Company expensed as incurred certain costs related to existing plant closures where production was shifted to acquired facilities. Historically, under Canadian GAAP, the expenditures were accrued as part of the business acquired and allocated to goodwill. Accordingly the timing of the recognition of such costs in the statement of operations is different under Canadian GAAP. The resulting gain on sale of such assets in the three months ended March 31, 2004 is lower under Canadian GAAP than under U.S. GAAP by $2,780.

         Other Adjustments

         Other adjustments represent cumulative translation differences as a result of timing differences between recognition of certain expenses under U.S. and Canadian GAAP. Accumulated other comprehensive income under US GAAP represents the cumulative translation adjustment account, the exchange gains and losses arising from the translation of the financial statements of self sustaining foreign subsidiaries under Canadian GAAP.

Three Months Ended March 31, 2004
(thousands of United States dollars)

                                                                          Embedded
                                                                          Derivative     Proportionate
                                             US          Convertible     and Goodwill    Consolidation       Canadian
                                             GAAP           Notes           Charge        of Affiliate          GAAP
                                         ------------    ------------    ------------    --------------    ------------
                                          (Restated -                     (Restated)        (Restated)       (Restated)
                                          See Note 2)
Revenue:
   Services                                   $51,958            $  -            $  -            $6,577         $58,535
   Products                                    18,037               -               -                 -          18,037
                                         ------------    ------------    ------------    --------------    ------------
                                               69,995               -               -             6,577          76,572
                                         ------------    ------------    ------------    --------------    ------------
Operating Expenses:
  Cost of products sold                        11,175               -               -                 -          11,175
  Salary and related costs                     36,271               -               -             2,323          38,594
  General and other operating costs            25,714               -               -             1,578          27,292
  Depreciation and amortization                 2,545               -               -               118           2,663
                                         ------------    ------------    ------------    --------------    ------------
                                               75,705               -               -             4,019          79,724
                                         ------------    ------------    ------------    --------------    ------------
Operating Profit (Loss)                        (5,710)              -               -             2,558          (3,152)
                                         ------------    ------------    ------------    --------------    ------------
Other Income (Expenses):
   Gain on sale of assets and other            16,311               -          (6,754)                -           9,557
   Foreign exchange gain                          170               -               -                 -             170
   Interest expense                            (2,774)            521               -               (87)         (2,340)
   Interest income                                421               -               -                (1)            420
                                         ------------    ------------    ------------    --------------    ------------
                                               14,128             521          (6,754)              (88)          7,807
                                         ------------    ------------    ------------    --------------    ------------
Income Before Income Taxes, Equity in
Affiliates and Minority Interests               8,418             521          (6,754)            2,470           4,655
Income Taxes                                      197               -               -               929           1,126
                                         ------------    ------------    ------------    --------------    ------------
Income (Loss) Before Equity in
Affiliates and Minority Interests               8,221             521          (6,754)            1,541           3,529
Equity in Affiliates                            1,541               -               -            (1,541)              -
Minority Interests                             (1,297)              -               -                 -          (1,297)
                                         ------------    ------------    ------------    --------------    ------------
Net Income (Loss)                              $8,465            $521         ($6,754)             $  -          $2,232
                                         ============    ============    ============    ==============    ============

As at March 31, 2004
(thousands of United States dollars)

                                                                       Proportionate
                                          US         Convertible      Consolidation of    Canadian
                                         GAAP           Notes           Affiliates           GAAP
                                     ------------   -------------    -----------------   ------------
                                      (Restated -                       (Restated)        (Restated)
                                      See Note 2)
          ASSETS
Current Assets
   Cash and cash equivalents              $58,609            $  -               $4,914        $63,523
   Accounts receivable                     95,100               -               12,925        108,025
   Expenditures billable to
    clients                                 7,803               -                5,397         13,200
   Inventories                              8,447               -                    -          8,447
   Prepaid expenses and other
     current assets                         6,808               -                  392          7,200
                                     ------------   -------------    -----------------   ------------
    Total Current Assets                  176,767               -               23,628        200,395
Fixed assets                               43,316               -                5,893         49,209
Investment in Affiliates                   22,383               -              (21,306)         1,077
Intangibles                                 3,860               -                    -          3,860
Goodwill                                  121,592               -               18,551        140,143
Deferred Tax Assets                        10,578               -                    -         10,578
Other Assets                                8,162               -                   21          8,183
                                     ------------   -------------    -----------------   ------------
Total Assets                             $386,658            $  -              $26,787       $413,445
                                     ============   =============    =================   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                      $68,606            $  -               $6,917        $75,523
  Accruals and other liabilities           62,028               -               14,280         76,308
  Advance billings                         28,743               -                  779         29,522
  Current portion of long-term
    debt                                   31,446           2,128                  108         33,682
  Deferred acquisition
    consideration                           1,113               -                    -          1,113
                                     ------------   -------------    -----------------   ------------
    Total Current Liabilities             191,936           2,128               22,084        216,148
  Long-Term Debt                           48,665               -                3,878         52,543
  Convertible Notes                        36,605         (32,532)                   -          4,073
  Other Liabilities                           483               -                  825          1,308
                                     ------------   -------------    -----------------   ------------
  Total Liabilities                       277,689         (30,404)              26,787        274,072
                                     ------------   -------------    -----------------   ------------
Minority Interests                          1,095               -                    -          1,095
                                     ------------   -------------    -----------------   ------------
Shareholders' Equity
  Share capital                           131,520           1,296                    -        132,816
  Share capital to be issued                3,909               -                    -          3,909
  Additional paid-in capital                6,796          30,404                    -         37,200
  Retained earnings (deficit)             (30,704)         (1,296)                   -        (32,000)
  Accumulated other
    comprehensive income (loss)            (3,647)              -                    -         (3,647)
                                     ------------   -------------    -----------------   ------------
  Total Shareholders' Equity              107,874          30,404                    -        138,278
                                     ------------   -------------    -----------------   ------------
  Total Liabilities and
    Shareholders' Equity                 $386,658            $  -              $26,787       $413,445
                                     ============   =============    =================   ============

Three Months Ended March 31, 2004
(thousands of United States dollars)

                                                                        Embedded
                                                                       Derivative     Proportionate
                                         US           Convertible     and Goodwill    Consolidation      Canadian
                                        GAAP             Notes           Charge       of Affiliates        GAAP
                                   --------------   --------------    ------------    -------------    -------------
                                     (Restated -                       (Restated)       (Restated)        (Restated)
                                     See Note 2)
Operating Activities
   Net income                              $8,465             $521         ($6,754)            $  -           $2,232
   Stock-based compensation                 6,059                -               -                -            6,039
   Depreciation and amortization            2,545                -               -              118            2,663
   Deferred finance charges                 2,458                -               -                -            2,458
   Deferred income taxes                      909                -               -                -              909
   Foreign exchange                          (170)               -               -                              (170)
   Gain on sale of affiliate              (18,233)               -           6,754                -          (11,479)
   Earnings  of  affiliates,  net
    of distributions                          616                -               -             (616)               -
   Minority interest and other                (75)               -               -                -              (75)
   Changes  in  non-cash  working
     capital                               (4,141)               -               -               17           (4,124)
                                   --------------   --------------    ------------    -------------    -------------
                                           (1,567)             521               -             (481)          (1,527)
                                   --------------   --------------    ------------    -------------    -------------
Investing activities
   Capital expenditures                    (3,091)               -               -             (206)          (3,297)
   Acquisitions, net of cash
     acquired                                   3                -               -                -                3
   Other assets, net                          117                -               -              (44)              73
                                   --------------   --------------    ------------    -------------    -------------
                                           (2,971)               -               -             (250)          (3,221)
                                   --------------   --------------    ------------    -------------    -------------
Financing activities
   Repayment of long-term
    debt                                   (2,162)            (521)              -              (26)          (2,709)
   Issuance of share capital                2,041                -               -                -            2,041
   Purchase of share capital               (1,468)               -               -                -           (1,468)
                                   --------------   --------------    ------------    -------------    -------------
                                           (1,589)            (521)              -              (26)          (2,136)
                                   --------------   --------------    ------------    -------------    -------------
Foreign exchange effect on
  cash and cash equivalents                (1,193)               -               -                -           (1,193)
                                   --------------   --------------    ------------    -------------    -------------
Net increase (decrease) in
  cash and cash equivalents                (7,320)               -               -             (757)          (8,077)

Cash and cash equivalents
  beginning of period                      65,929                -               -            5,671           71,600
                                   --------------   --------------    ------------    -------------    -------------
Cash and cash equivalents
 end of period                            $58,609                -               -           $4,914          $63,523
                                   ==============   ==============    ============    =============    =============

         Three Months Ended March 31, 2003
         (thousands of United States dollars)

                                                                                      Proportionate
                                                   US             Convertible         Consolidation of          Canadian
                                                  GAAP           Notes and Other        Affiliates                GAAP
                                             ---------------     ---------------    ------------------      ----------------
                                             (Restated - See                               (Restated)          (Restated)
                                                 Note 2)
Revenue:
   Services                                         $37,782                 $  -                $3,927               $41,709
   Products                                          43,314                    -                     -                43,314
                                             ---------------     ---------------    ------------------      ----------------
                                                     81,096                    -                 3,927                85,023
                                             ---------------     ---------------    ------------------      ----------------
Operating Expenses:
   Cost of products sold                             18,507                    -                     -                18,507
   Salary and related costs                          26,597                    -                 1,719                28,316
   General and other operating costs                 27,280                    -                 1,188                28,468
   Depreciation and amortization                      2,710                  185                    70                 2,965
                                             ---------------     ---------------    ------------------      ----------------
                                                     75,094                  185                 2,977                78,256
                                             ---------------     ---------------    ------------------      ----------------
Operating Profit (Loss)                               6,002                 (185)                  950                 6,767
                                             ---------------     ---------------    ------------------      ----------------
Other Income (Expense):
   Foreign exchange gain (loss)                        (655)                   -                     -                  (655)
   Interest expense                                  (4,877)                 425                   (67)               (4,519)
   Interest income                                       93                    -                    16                   109
                                             ---------------     ---------------    ------------------      ----------------
                                                     (5,439)                 425                   (51)               (5,065)
                                             ---------------     ---------------    ------------------      ----------------
Income Before Income Taxes, Equity in
  Affiliates and Minority Interests                     563                  240                   899                 1,702
Income Taxes (Recovery)                                 (26)                 155                   337                   466
                                             ---------------     ---------------    ------------------      ----------------
Income Before Equity in Affiliates and
  Minority Interests                                    589                   85                   562                 1,236
Equity in Affiliates                                    562                    -                  (562)                    -
Minority Interests                                     (939)                   -                     -                  (939)
                                             ---------------     ---------------    ------------------      ----------------
Net Income (Loss)                                      $212                  $85                  $  -                  $297
                                             ===============     ===============    ==================      ================

As at December 31, 2003
(thousands of United States dollars)

                                                                                   Proportionate
                                                      US           Convertible     Consolidation        Other        Canadian
                                                     GAAP             Notes        of Affiliates     Adjustments        GAAP
                                                 ------------    --------------    --------------    -----------    ------------
                                                  (Restated -                         (Restated)      (Restated)      (Restated)
                                                  See Note 2)
          ASSETS
Current Assets
  Cash and cash equivalents                           $65,929             $  -            $5,671           $  -         $71,600
  Accounts receivable                                  58,864                -            11,095              -          69,959
  Expenditures billable to clients                      7,153                -             3,183              -          10,336
  Inventories                                           7,735                -                 -              -           7,735
  Prepaid expenses and other current
    assets                                              4,863                -               180              -           5,043
                                                 ------------    --------------    --------------    -----------    ------------
    Total Current Assets                              144,544                -            20,129              -         164,673

Fixed Assets                                           38,775                -             5,839              -          44,614
Investment in Affiliates                               34,362                -           (22,159)         2,943          15,146
Goodwill                                               83,199                -            18,580              -         101,779
Deferred Tax Benefits                                  11,563                -                 -              -          11,563
Other Assets                                            9,096                -                19              -           9,115
                                                 ------------    --------------    --------------    -----------    ------------
Total Assets                                         $321,539             $  -           $22,408         $2,943        $346,890
                                                 ============    ==============    ==============    ===========    ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $38,451             $  -             $6,331             -         $44,782
  Accruals and other liabilities                       34,245                -             10,579             -          44,824
  Advance billings                                     15,731                -                573             -          16,304
  Current portion of long-term debt                    16,378            2,160                108             -          18,646
  Deferred acquisition consideration                    1,113                -                  -             -           1,113
                                                 ------------    --------------    --------------    -----------    ------------
    Total Current Liabilities                         105,918            2,160             17,591             -         125,669

Long-Term Debt                                         95,970                -              3,950        (3,974)         95,946
Convertible Notes                                      37,794          (33,011)                 -             -           4,783
Other Liabilities                                         516                -                867             -           1,383
                                                 ------------    --------------    --------------    -----------    ------------
Total Liabilities                                     240,198          (30,851)            22,408        (3,974)        227,781
                                                 ------------    --------------    --------------    -----------    ------------
Minority Interests                                      2,432                -                  -             -           2,432
                                                 ------------    --------------    --------------    -----------    ------------
Shareholders' Equity
   Share capital                                      115,996            1,296                  -             -         117,292
   Additional paid-in capital                           4,610           30,851                  -             -          35,461
   Retained earnings (deficit)                        (39,169)          (1,296)                 -         6,754         (33,711)
   Accumulated other comprehensive
   income (loss)                                       (2,528)               -                  -           163          (2,365)
                                                 ------------    --------------    --------------    -----------    ------------
Total Shareholders' Equity                             78,909           30,851                  -         6,917         116,677
                                                 ------------    --------------    --------------    -----------    ------------
Total Liabilities and Shareholders' Equity           $321,539             $  -            $22,408        $2,943        $346,890
                                                 ============    ==============    ==============    ===========    ============

Three Months Ended March 31, 2003
(thousands of United States dollars)

                                                                        Proportionate
                                          US           Convertible     Consolidation of         Other                Canadian
                                         GAAP             Notes           Affiliates          Adjustments               GAAP
                                    ---------------    -----------     ----------------       --------------       -------------
                                    (Restated - See                        (Restated)                               (Restated)
                                         Note 2)
Operating activities
  Net income                                   $212           $270                 $  -                ($185)               $297
  Depreciation and amortization               2,710              -                   70                  185               2,965
  Deferred finance charges                      619                                                                          619
  Non-cash interest                             954              -                    -                    -                 954
  Deferred income taxes                         165            155                    -                    -                 320
  Foreign exchange                              655              -                    -                    -                 655
  Earnings of affiliates, net of
     distributions                           (1,155)             -                1,155                    -                   -
  Minority interest and other                  (151)             -                    -                    -                (151)
  Changes in non-cash working
      capital                                (3,524)             -               (1,420)                   -              (4,944)
                                    ---------------    -----------     ----------------       --------------       -------------
                                                485            425                 (195)                   -                 715
                                    ---------------    -----------     ----------------       --------------       -------------
Investing activities
  Capital expenditures                       (2,288)             -                 (492)                   -              (2,780)
  Acquisitions, net of cash
     acquired                                (1,115)             -                    -                    -              (1,115)
  Other assets, net                            (148)             -                  (31)                   -                (179)
                                    ---------------    -----------     ----------------       --------------       -------------
                                             (3,551)             -                 (523)                   -              (4,074)
                                    ---------------    -----------     ----------------       --------------       -------------
Financing activities
  Proceeds on issuance of long-
     term debt                                  159              -                    -                    -                 159
  Repayment of long-term debt                (1,863)          (425)                 (21)                   -              (2,309)
                                    ---------------    -----------     ----------------       --------------       -------------
                                             (1,704)          (425)                 (21)                   -              (2,150)
                                    ---------------    -----------     ----------------       --------------       -------------
Foreign  exchange  effect on cash
and cash equivalents                            717              -                    -                    -                 717
                                    ---------------    -----------     ----------------       --------------       -------------

Net increase  (decrease)  in cash
and cash equivalents                         (4,053)             -                 (739)                   -              (4,792)

Cash and cash equivalents
 beginning of period                         31,226              -                6,211                    -              37,437
                                    ---------------    -----------     ----------------       --------------       -------------
Cash and cash equivalents
 end of period                              $27,173           $  -               $5,472                 $  -             $32,645
                                    ===============    ===========     ================       ==============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN MDC PARTNERS INC. AND ITS SUBSIDIARIES, AND REFERENCES TO A FISCAL YEAR MEANS THE COMPANY'S YEAR COMMENCING ON JANUARY 1 OF THAT YEAR AND ENDING DECEMBER 31 OF THAT YEAR (E.G., FISCAL 2004 MEANS THE PERIOD BEGINNING JANUARY 1, 2004, AND ENDING DECEMBER 31, 2004). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (4) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

The following discussion focuses on the operating performance of MDC Partners Inc. (the "Company") for the three-month periods ended March 31, 2004 and 2003, and the financial condition of the Company as at March 31, 2004. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the restated annual audited consolidated financial statements and Management's Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2003 as reported on Form 40-F/A. All amounts are in U.S. dollars unless otherwise stated.

The Company has restated its consolidated financial statements and related footnote disclosures to reflect (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing and classification of the amortization and write-off of deferred financing fees, (3) the recognition of fair value adjustments related to an embedded derivative in the Company's exchangeable securities, (4) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc., (5) correction for the timing of recognition and classification of foreign exchange gains and losses on intercompany balances,
(6) corrections to revenue recognition related to certain contract terms, (7) corrections to the accounting for certain investments, (8) corrections to the purchase price allocations for certain business acquisitions and the related amortization of identified intangible assets, (9) corrections in the timing of the recognition of stock-based compensation, and (10) correction of the diluted effect of convertible debentures on diluted earnings per share.

Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which discloses the adjustments to the Company's condensed consolidated financial statements resulting from these restatements.

The effects of these restatements have been reflected in corresponding corrections to the Management Discussion and Analysis in this Form 10-Q/A. This Form 10-Q/A does not reflect events occurring after the original filing date of the Form 10-Q.

Combined Revenue, Operating Costs and Operating Profits

Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business in a fashion similar to a joint venture with these other interestholders. The Company's management oversees the businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the business comprising this request also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Accumark Promotions Group Inc. owned 55% but not unilaterally controlled by the Company and Crispin Porter + Bogusky, LLC, ("CPB"), owned 49.9% by the Company, and Cliff Freeman & Partners, LLC, owned 19.9% by the Company, are required to be equity accounted for under US GAAP. Consequently, for purposes of the Management Discussion and Analysis, 100% of the results of operations of these businesses have been combined with the other businesses of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in the Management Discussion and Analysis.

Results of Operations:

For the Three Months Ended March 31, 2004, as restated (1):
(thousands of United States dollars)

                                Combined                                        As Reported under US GAAP
                              --------------       ----------------------------------------------------------------------------
                                 Combined             Less                               Secure
                                 Marketing           Equity         Marketing           Products      Corporate &
                              Communications       Affiliates     Communications      International      Other         Total
                              --------------       -----------    ----------------    -------------   ------------   ----------
  Revenue                            $64,432           $12,474             $51,958          $18,037             $-      $69,995
                              --------------       -----------    ----------------    -------------   ------------   ----------
  Operating Expenses:
    Cost of products sold                  -                 -                   -           11,175              -       11,175
    Salary and related costs          30,072             4,673              25,399            3,476          7,396       36,271
    General and other
     operating costs                  24,754             2,824              21,930            2,401          1,383       25,714
    Depreciation and
      amortization                     2,034               190               1,844              675             26        2,545
                              --------------       -----------    ----------------    -------------   ------------   ----------
                                      56,860             7,687              49,173           17,727          8,805       75,705
                              --------------       -----------    ----------------    -------------   ------------   ----------
  Operating Profit (Loss)             $7,572            $4,787              $2,785             $310        ($8,805)      (5,710)
                              ==============       ===========    ================    =============   ============
  Other Income (Expense)
    Gain on sale of affiliate                                                                                            16,311
    Foreign exchange gain                                                                                                   170
    Interest expense, net                                                                                                (2,353)
                                                                                                                      ---------
Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                   8,418
  Income Taxes                                                                                                              197
                                                                                                                      ---------
Income Before Equity in Affiliates and Minority Interests                                                                 8,221
  Equity in Affiliates                                                                                                    1,541
  Minority Interests                                                                                                     (1,297)
                                                                                                                      ---------
   Net Income                                                                                                            $8,465
                                                                                                                      =========

         (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements.

         (2)      For the Three Months Ended March 31, 2003, as restated (1):
                 (thousands of United States dollars)

                               Combined                                          As Reported under US GAAP
                             --------------         ----------------------------------------------------------------------------
                                Combined               Less                               Secure
                                Marketing             Equity         Marketing           Products      Corporate &
                             Communications         Affiliates     Communications      International      Other         Total
                             --------------         -----------    ----------------    -------------   ------------   ----------
Revenue                             $44,992              $7,210             $37,782          $43,314           $  -      $81,096
                             --------------         -----------    ----------------    -------------   ------------   ----------
Operating Expenses:
 Cost of products sold                    -                   -                   -           18,507              -       18,507
 Salary and related
   costs                             22,881               3,418              19,463            6,083          1,051       26,597
 General and other
   operating costs                   16,617               1,951              14,666           12,050            564       27,280
Depreciation and
   amortization                       1,504                  92               1,412            1,174            124        2,710
                             --------------         -----------    ----------------    -------------   ------------   ----------
                                     41,002               5,461              35,541           37,814          1,739       75,094
                             --------------         -----------    ----------------    -------------   ------------   ----------
Operating Profit (Loss)              $3,990              $1,749              $2,241           $5,500       ($1,739)        6,002
                             ==============         ===========    ================    =============   ============
Other Income (Expense):
Foreign exchange loss                                                                                                       (655)
Interest expense, net                                                                                                     (4,784)
                                                                                                                      ----------
   Loss Before Income Taxes, Equity in Affiliates and Minority Interest                                                      563
Income Taxes (Recovery)                                                                                                      (26)
                                                                                                                      ----------
Income Before Equity in Affiliates and Minority Interests                                                                    589
Equity in Affiliates                                                                                                         562
Minority Interests                                                                                                          (939)
                                                                                                                      ----------
 Net Income                                                                                                                 $212
                                                                                                                      ==========

         (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2004 Compared to Three months Ended March 31, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $64.4 million in the quarter, 43% more than the $45.0 million in revenue reported in the first quarter of 2003. The increase in Combined revenue as compared to the same quarter in 2003 resulted primarily from several significant new business developments in the quarter as described below. The growth also resulted from the acquisition of kirshenbaum bond + partners, LLC ("KBP") at the end of January 2004, which contributed $7.4 million of revenue in the quarter. Excluding revenue generated by KBP in 2004, Combined revenue increased 26.7%. Increases in the value of the Canadian dollar and Pound Sterling, measured in U.S. dollars, as compared to the same period in 2003 had the effect of increasing Combined revenue by approximately $1.8 million during the period. On a pro forma basis, comparing a full three months of operations in both 2004 and 2003 for businesses operated by the segment on March 31, 2004, Combined revenue improved by approximately 22% year over year. This reflected very significant pro forma Combined revenue growth in the US businesses as well as the Canadian operations during the quarter. The growth in Combined proforma revenue related to US operations is attributable most notably to incremental revenue that the Company's equity accounted affiliate, CPB, earned from its new client, Burger King, and from incremental revenue earned by subsidiaries Source Marketing, LLC and Accent Marketing Services, LLC, in connection with services performed for clients in the financial and telecommunications industries.

The positive organic growth, particularly in the US, has resulted in a shift in the geographic mix of Combined revenue. Of the Combined revenue for the quarter, 77% was derived from operations in the United States, 19% was derived from operations in Canada and 4% was derived from operations in the United Kingdom. This compares to 72%, 23% and 5%, respectively, in first quarter of 2003.

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

Acquisitions completed during the first quarter did increase both total revenue and the proportionate share of revenue from advertising services, as compared to the "below-the-line" services. For the first quarter of 2004, Combined revenue from advertising services represented approximately 43% of Combined revenue as compared to 35% for the same period in 2003. Excluding the effects of the KBP acquisition, advertising services would have increased to 40% in the quarter, as the division's existing operations obtained several new advertising clients during the quarter.

Combined operating costs increased 39%, as compared to the same quarter in 2003. This rate of growth is lower than the 43% rate of growth exhibited by Combined revenues, during the same period. Increases in staffing levels did not occur at the same rate as increases in revenues from new business development. In addition, the consolidation of Maxxcom's head office into the "Corporate and Other" division upon the privatization of Maxxcom helped minimize the increase in salary costs. Combined salary and related costs increased approximately 31%, as compared to the same quarter in 2003. Combined general and other operating costs, which include production costs, increased approximately 49% reflecting a shift in the mix of business to direct marketing and database management services. Excluding the effects of the KBP acquisition, Combined revenues increased approximately 27%, while Combined operating costs increased 24%, resulting in a Combined operating margin of 10.7% and a 52.5% increase in Combined operating income. Following the acquisition of KBP, Combined operating income improved by approximately 90%, as compared to the same quarter in 2003, increasing operating margins to 11.8% for the quarter, as compared to 8.9 % in the same quarter last year.

Had Combined operating income been adjusted on a pro forma basis, in the same manner as described above relative to revenue, Combined operating income would have increased by approximately 34%, as compared to the same quarter in 2003, from approximately $6.1 million to approximately $8.2 million.

Secure Products International

Secure Products International revenue totaled $18.0 million for the quarter ended March 31, 2004, $25.3 million or 58% lower than the $43.3 million reported for the same period of 2003. This decrease related to the disposition of Custom Direct ("CDI") in 2003. Revenue of the remaining operations of the Secure Products International Division increased from $14.4 million in the first quarter of 2003 to $18.0 million for the same period this year, an increase of $3.6 million. The significant increase in revenue of the stamp operations of Ashton Potter, primarily due to increased production related to the USPS contract awarded in 2003, combined with the increase in revenues of Placard, the Australian card operation, and of Mercury, the Canadian ticketing business, and were partially offset by a decrease in revenues of the Canadian card operation, Metaca.

Operating costs incurred by the Secure Products International Division amounted to $17.7 million for the first quarter of 2004, compared to $37.8 million in the first quarter of 2003, however, the 2003 results include $23.4 million of costs related to CDI. After adjusting for those costs, operating expenses increased $3.3 million compared to Q1 2003, but decreased to 98.3%, when expressed as a percentage of revenue, compared to 100.7% last year. On the same basis, cost of sales, salaries and related costs and depreciation increased from 81.1% to 85.0 % as a percentage of revenue in 2004, as compared to the same quarter in 2003, and general and other operating expenses declined to 13.3% of revenue as compared to 19.6% of revenue for the same quarter in 2003.

In the first quarter of 2004, the Secure Products International Division contributed operating profit of $0.3 million, a decrease of $5.2 million from the $5.5 million of operating profits achieved in the prior-year first quarter, primarily as a result of the sale of CDI. Operating profit of the remaining operations of Secure Products International improved $0.4 million from the $0.1 million operating loss incurred in Q1 2003 reflective of increased production at Ashton Potter and the impact of EITF 00-21 on the first quarter of 2003, partially offset by declines at Metaca.

Corporate and Other

Operating costs, at $8.8 million, increased $7.1 million compared to the quarter ended March 31, 2003, primarily as a result of a $6.1 million stock-based compensation charge recorded in 2004 related to stock appreciation rights and options. Corporate and other costs also increased as a result of the merger of head offices upon the privatization of Maxxcom Inc. and increased compliance costs.

As a result, the operating loss of the Corporate and Other Division was $8.8 million for the first quarter of 2004 versus $1.7 million for the first quarter of 2003.

Gain on Sale of Affiliate and Settlement of Long-Term Debt

The Company recorded a gain on the divestiture of its remaining interest in CDI net of a loss on the settlement of the exxchangeable debentures and the fair value adjustments on the related embedded derivative, resulting in a net gain of $16.3 million.

Net Interest Expense

Net interest expense for the first quarter of 2004 on a consolidated basis was $2.4 million, $2.4 million lower than the $4.8 million incurred during the first quarter of 2003. Interest costs of $2.2 million in 2003 were related to the 10.5% senior notes repaid with proceeds from the sale of CDI. Interest expense of the remaining operations increased $1.0 million in 2004 due to higher average borrowings under Marketing Communications facilities. Interest income increased by $0.3 million due to higher cash balances at certain agencies and head office in the first quarter of 2004.

Income Taxes

Income tax expense recorded in the quarter ended March 31, 2004, was $0.2 million, compared to a nominal recovery for the same period in 2003. The Company did not recognize a tax charge related to the gain on sale of affiliate as a result of available tax losses, for which a full valuation allowance had previously been recorded creating an income tax expense below normal rates.

Income (Loss) After Income Taxes

The consolidated income after income taxes was $8.2 million for the first quarter of 2004, representing a $7.6 million increase from the $0.6 million generated during the first quarter of 2003. The change was primarily due to the gain on sale of affiliate, partially offset by a charge incurred for stock-based compensation and income earned in 2003 related to CDI.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations, principally CPB. For the first quarter of 2004, income of $1.5 million was recorded, $0.9 million higher than the $0.6 million earned in the first quarter of 2003, primarily due to significant new business wins in 2004.

Minority Interests

Minority interest expense was $1.3 million for the first quarter of 2004, up $0.4 million from the $0.9 million minority interest expense incurred during in the first quarter of 2004.

Net Income

As a result of the foregoing, net income recorded for the first quarter of 2004 was $8.5 million, compared to $0.2 million reported for the first quarter of 2003.

Liquidity and Capital Resources:

Working Capital

At March 31, 2004, the Company had a working capital deficit of $15.2 million compared to working capital of $38.6 million at December 31, 2003. The $53.8 million decrease is due primarily to cash used in connection with acquisitions completed in the quarter, the movement of the senior credit facility at Maxxcom from long-term debt to current portion of long-term debt and a decrease in working capital in the Marketing Communications subsidiaries. Compared to December 31, 2003, on a consolidated basis, cash decreased by $7.3 million. Accounts receivable and expenditures billable to clients increased by $36.2 million and $0.7 million, respectively. Inventory increased by $0.7 million and prepaid expenses increased by $1.9 million. Accounts payable and accrued liabilities increased by $57.9 million. Advance billings increased by $13.0 million and the current portion of long-term debt increased by $15.1 million.

At March 31, 2004, Maxxcom had utilized approximately $29 million of its $34 million facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company's future cash requirements, as at March 31, 2004, was approximately $64 million.

Currently, substantially all of the long-term debt is held at Maxxcom or its subsidiaries. Maxxcom's ability to meet the repayment of its long-term debt is dependent upon the availability of cash from its parent MDC Partners Inc. and from the cash flows from its subsidiaries and affiliated companies through dividends, distributions, intercompany advances, management fees and other payments. A number of Maxxcom's subsidiaries are not wholly-owned and pursuant to operating agreements with some of the other shareholders of these subsidiaries and affiliates and certain subsidiary and affiliate lending agreements, there are certain restrictions on the payment of dividends, distributions and advances to Maxxcom. In addition, pursuant to certain lending agreements entered into by MDC Partners Inc, there are restrictions on MDC's ability to transfer available cash to Maxxcom.

Long-term Debt

Long-term debt (including the current portion of long-term debt) at the end of the first quarter of 2004 was $116.7 million, a reduction of $33.4 million compared with the $150.1 million outstanding at December 31, 2003, primarily the result of the settlement of the adjustable rate exchangeable securities in February 2004. The convertible notes declined $1.2 million in the quarter as a result of the repurchase of CDN$1.0 million of notes pursuant to a normal course issuer bid with the remaining reduction related to weakness in the Canadian dollar. The Company has provided a notice of redemption to Noteholders whereby the Company will redeem the notes for Class A Subordinate Voting Shares. The Company will issue approximately 2.58 million shares to redeem the notes on May 5, 2004.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company typically include commitments to contingent purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are payable based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At March 31, 2004, approximately $1.1 million in deferred acquisition consideration relating to prior year acquisitions is presented on the Company's balance sheet. Based on various assumptions as to future operating results of the relevant entities, management estimates that approximately $6 million of further additional deferred purchase obligations could be triggered during 2004 or thereafter. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

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

Cash Flow from Operations

Cash flow from operations, including changes in non-cash working capital, for the first quarter of 2004 was a use of $1.6 million compared to the cash flow generated of $0.5 million in the same quarter of 2003, primarily reflective of the impact of changes in non-cash working capital.

Cash flows used in investing activities were $3.0 million for the first quarter of 2004, compared with $3.6 million in the first quarter of 2003. $1.8 million of the capital expenditures in the first quarter relate to the Marketing Communications Division's acquisition of computer and switching equipment with the balance used to purchase manufacturing equipment in the Secure Products Division, primarily Ashton Potter.

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

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 in note 14 to the condensed consolidated interim financial statements. The primary GAAP difference impacting the components of operating profit (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the marketing communications businesses, while US GAAP requires equity accounting for such investments. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company's marketing communications businesses has been presented on a combined basis, consistent with the Company's segment disclosures in its condensed consolidated interim financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for the joint ventures in this MD&A as well as in the segment information in note 5 to the condensed consolidated interim financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint ventures.

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

         Estimates. The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America, or "GAAP", requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowance for receivables, recognition of goodwill, intangible assets, minority interest, income taxes, stock-based compensation, accruals for bonus compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

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

Due to the nature of advertising, marketing and corporate communications services companies, the companies acquired frequently have minimal tangible net assets and identifiable intangible assets, which primarily consist of customer relationships. Accordingly, a substantial portion of the purchase price is allocated to goodwill. An annual impairment test is performed in order to assess that the fair value of the reporting units exceeds their carrying value, inclusive of goodwill.

A summary of the Company's deferred acquisition consideration obligations, sometimes referred to as earn-outs, and obligations under put rights of subsidiaries' minority shareholders to purchase additional interests in certain subsidiary and affiliate companies is set forth in the "Liquidity and Capital Resources" section of this report. The deferred acquisition consideration obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are primarily based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is determinable.

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

Substantially all of the Secure Products International reportable segment revenue is derived from the sale of products. Revenue derived from the stamp operations is realized as services are performed or upon delivery of the product. Revenue derived from the sale of tickets is realized when the product is completed and either shipped, or held in the Company's secure facilities at the written request of the customer, title to the product has transferred to the customer, and all revenue recognition criteria have been met. Revenue derived from the sale of cards is realized when the product is completed, mailed to the client's specified recipient and all revenue recognition criteria have been met. Additional information about revenue appears in the notes to the consolidated interim financial statements.

         Variable Interest Entities. The Company evaluates its various investments in entities to determine whether the investee is a variable interest entity and if so whether MDC is the primary beneficiary. Such evaluation requires management to make estimates and judgments regarding the sufficiency of the equity at risk in the investee and the expected losses of the investee and may impact whether the investee is accounted for on a consolidated basis.

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

Risks and Uncertainties:

This document contains forward-looking statements. The Company's representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, estimates of amounts for deferred acquisition consideration and "put" option rights, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

..        Risks associated with effects of national and regional economic and political conditions;
..        The Company's ability to attract new clients and retain existing clients;
..        The financial success of the Company's clients;
..        The Company's ability to retain and attract key employees;
..        Developments from changes in the regulatory and legal environment;
..        Foreign currency fluctuations;
..        The successful completion and integration of acquisitions which complement and expand the Company's' business capabilities, and;
..        Risks arising from potential material weaknesses in internal control over financial reporting.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in the Company's 2003 Form 40-F/A and other SEC filings.

We hereby incorporate by reference the disclosure provided under the header "Risks and Uncertainties" in the Company's Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, included in the Company's Annual Report on Form 40-F/A for the year ended December 31, 2003. As of March 31, 2004, no material change had occurred that required the Company to update such disclosure.

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

Qualitative Information About Market Risk

Our Secure Products International businesses operate in North America and Australia. Certain North American costs are payable in Canadian dollars while North American revenues are principally collectible in U.S. dollars. Our Marketing Communications businesses operate in North America and the United Kingdom, however each business's revenues are collectable and its costs are generally payable in the same local currency. Consequently, our financial results can be affected by changes in foreign currency exchange rates. Fluctuations in the exchange rates between the U.S. dollar, the Sterling Pound, the Australian dollar and the Canadian dollar may have a material effect on our results of operations. In particular, we may be adversely affected by a significant strengthening of the Canadian dollar against any of these currencies. We are not currently a party to any forward foreign currency exchange contract, or other contract that could serve to hedge our exposure to fluctuations in the U.S./Canada dollar exchange rate.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within applicable time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2004 our disclosure controls and procedures were not effective to ensure recording, processing, summarizing and reporting of information required to be included in our SEC reports on a timely basis. Subsequent to September 30, 2004, and up to the filing date of this Form 10-Q, we implemented revised control activities to support improved processes under the direction of our Vice Chairman & Executive Vice President. The revised control activities and improved processes include expanded supervisory activities and monitoring procedures, including the steps described below. Based on these changes and improvements, management believes that as of the date of this filing, our disclosure controls and procedures are effective to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities. Furthermore, our management, including our CEO and CFO, believe such controls have improved since September 30, 2004, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We currently are designing and implementing an improved control environment to address the deficiencies described below.

Internal Control over Financial Reporting

In the light of restatements of the Company's previously issued financial statements, as described in Note 2 to the Company's interim condensed consolidated financial statements contained herein, the Company's management has concluded that there are significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Management believes that such deficiencies represent material weaknesses in internal control over financial reporting that, by themselves or in combination , result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions. Such material weaknesses in internal control over financial reporting existed as at and prior to September 30, 2004.

Under applicable rules, management may not conclude that the Company's internal control over financial reporting is effective if a material weakness exists. Given the nature of the restatements, the Company's management believes that material weaknesses relate to:

..        Insufficient personnel resources and technical accounting expertise within its accounting functions;
..        Failure in the design of identified controls in preventing or detecting misstatements of accounting information;
..        Absence of appropriate review of accounting entries and other documentation surrounding significant transactions or application of U.S. GAAP; and
..        Inadequate procedures and oversight for appropriately assessing and applying accounting principles and changes thereon.

Our management and Audit Committee have dedicated resources to assist in assessing the underlying issues giving rise to the restatement and in ensuring proper steps have been and are being taken to improve our control environment. That assessment found and concluded that our finance and accounting personnel made a number of accounting errors, but that there was no evidence of any fraud, intentional misconduct or concealment on the part of the Company, its officers or its employees. We currently are designing and implementing improved controls to address the material weaknesses described above in our control environment. Specifically, the Company has taken the following steps:

..        Hired additional personnel resources, and is actively pursing appropriate additional resources in its accounting and finance functions, particularly those with US GAAP expertise;
..        Developed, distributed and begun to communicate and implement comprehensive accounting policies in a number of areas, including revenue recognition;
..        Developed and continues to refine procedures for ensuring appropriate documentation of complex transactions and application of accounting standards to ensure compliance with U.S. GAAP;
..        Improving procedures for analyzing, reviewing and documenting significant transactions; and
..        Improving monitoring controls to ensure internal controls are operating effectively.

The Company believes that these steps should remediate the identified material weaknesses in control over financial reporting.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2004. We have dedicated significant resources, including management time and effort, and incurred substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and evaluating necessary improvements for maintaining an effective control environment. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with independent third party consulting firm. In addition, the Company's management is regularly discussing the results of our testing and any proposed improvements to our control environment with the Audit Committee. Despite the potential for a material weakness in the Company's internal controls at year-end, management further expects that its corrective measures and improved internal controls will enable the Company to file financial statements for the year ending December 31, 2004, in compliance with U.S. GAAP on a timely basis.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company's operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities:

Shares- Class A Subordinate Voting Shares

Period                   Total Number of     Average Price Paid     Total Number of      Maximum Number of
                        Shares Purchased         per Share        Shares Purchased as     Shares that may
                                                                    Part of Publicly     yet be Purchased
                                                                   Announced Plans or   under the Plans or
                                                                        Programs             Programs
-----------------------------------------------------------------------------------------------------------
January 1, 2004               5,000                $11.34                 5,000              210,073
-January 31, 2004

February 1, 2004             95,000                 14.03                95,000              115,073
-February 29, 2004

March 1, 2004                 5,000                 15.71                 5,000              110,073
-March 31, 2004
-----------------------------------------------------------------------------------------------------------
Total                       105,000                $13.98               105,000
-----------------------------------------------------------------------------------------------------------

1. The Class A subordinate voting shares were purchased pursuant to a publicly announced plan commencing May 30, 2003. The maximum number of shares that may be purchased under this plan is 1,269,889. This plan expires June 2, 2004.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   Exhibit No.    Description
--------------    -----------

   31             Rule 13a-14(a)/15d-14(a) certifications;

   32             Section 1350 Certifications.


(b) The Company filed the following Current Reports on Form 8-K for the quarter ended March 31, 2004:

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/Walter Campbell
---------------------------------------------
Walter Campbell
Chief Financial Officer

December 20, 2004

                                  EXHIBIT INDEX

   Exhibit No.    Description
---------------   -----------

         31       Rule 13a-14(a)/15d-14(a) certifications;

         32       Section 1350 Certifications.