Form 10-Q/A
period 2004-06-30
MDC PARTNERS INC
filed 2004-12-20
CIK 876883

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

                        WEBSITE ACCESS TO COMPANY REPORTS

      MDC Partners Inc.'s internet website address is www.mdc-partners.com. The Company's annual reports on Form 40-F, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be made available free of charge through the Company's website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

================================================================================

                                MDC PARTNERS INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................     5
         Condensed Consolidated Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 2004 and
            June 30, 2003................................................     5
         Condensed Consolidated Balance Sheets as of
            June 30, 2004 (unaudited) and December 31, 2003..............     6
         Condensed Consolidated Statements of Cash Flows (unaudited)
            Six Months Ended June 30, 2004 and June 30, 2003 ............     7
         Notes to Condensed Consolidated Financial Statements
            (unaudited)..................................................     8
Item 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations....................................    52
Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    69
Item 4.  Controls and Procedures.........................................    70
         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ..............................................    72
Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities .................................    72
Item 4.  Submission of Matters to a Vote of Security Holders ............    73
Item 6.  Exhibits and Reports on Form 8-K................................    74
Signatures...............................................................    75



                                EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended June 30, 2004 is being filed to restate our interim unaudited condensed consolidated financial statements to reflect (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing of recognition and the classification of the amortization and write-off of deferred financing fees, (3) the recognition of fair value adjustments related to an embedded derivative in the Company's exchangeable debentures, (4) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc. and the correction of an associated income tax expense, (5) correction for the timing of recognition and the classification of certain foreign exchange gains and losses on intercompany balances, (6) corrections to revenue recognition related to certain Secure Products contracts, (7) corrections to the accounting for certain investments, (8) corrections to the purchase price allocations for certain business acquisitions and the related amortization of identified intangible assets, (9) corrections in the timing of the recognition of stock-based compensation, and (10) corrections to the computation of the dilutive effect of convertible debentures on diluted earnings per share.

Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein which discloses the adjustments to the Company's interim unaudited condensed consolidated financial statements resulting from these restatements.

Several of the corrections relate to transactions and events that arose in prior periods. The Company has filed an amended Form 40-F/A for the fiscal year ended December 31, 2003 and an amended Form 10-Q/A for the quarter ended March 31, 2004.

In addition, the Company has restated and reflected corresponding corrections to the Management Discussion and Analysis in Part I, Item 2. In addition, the Company revised Item 4 to include information about the impact of the restatements on its internal controls. This Form 10-Q/A does not reflect events occurring after the original filing date of the Form 10-Q.

Item 1. Financial Statements

                       MDC PARTNERS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (thousands of United States dollars, except share and per share amounts)


                                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                           2004           2003           2004           2003
                                                                       ------------   ------------   ------------   ------------
                                                                        (Restated -    (Restated -    (Restated -    (Restated -
                                                                        See Note 2)    See Note 2)    See Note 2)    See Note 2)
Revenue:
   Services                                                            $     58,327   $     42,744   $    110,285   $     80,526
   Products                                                                  17,233         33,084         35,270         76,398
                                                                       ------------   ------------   ------------   ------------
                                                                             75,560         75,828        145,555        156,924
                                                                       ------------   ------------   ------------   ------------
Operating Expenses:
   Cost of products sold                                                     10,386         14,932         21,561         33,439
   Salary and related costs *                                                31,099         27,294         67,370         53,891
   General and other operating costs                                         27,654         28,642         53,368         55,922
   Depreciation and amortization                                              3,028          2,667          5,573          5,377
   Write-down of fixed assets and other assets                                   --          8,126             --          8,126
   Goodwill charges                                                              --         10,012             --         10,012
                                                                       ------------   ------------   ------------   ------------
                                                                             72,167         91,673        147,872        166,767
                                                                       ------------   ------------   ------------   ------------

Operating Profit (Loss)                                                       3,393        (15,845)        (2,317)        (9,843)
                                                                       ------------   ------------   ------------   ------------

Other Income (Expenses):
   Gain (loss) on sale of assets and settlement of long-term debt
     (Note 11)                                                                  (73)        44,625         16,238         44,625
   Foreign exchange gain (loss)                                                 288           (876)           458         (1,531)
   Interest expense                                                          (2,315)        (5,461)        (5,089)       (10,338)
   Interest income                                                               50             78            471            171
                                                                       ------------   ------------   ------------   ------------
                                                                             (2,050)        38,366         12,078         32,927
                                                                       ------------   ------------   ------------   ------------

Income Before Income Taxes, Equity in Affiliates and Minority
  Interests                                                                   1,343         22,521          9,761         23,084
Income Taxes (Recovery)                                                        (589)         5,936           (392)         5,910
                                                                       ------------   ------------   ------------   ------------

Income Before Equity in Affiliates and Minority Interests                     1,932         16,585         10,153         17,174
Equity in Affiliates                                                          1,343          1,229          2,884          1,791
Minority Interests in Income of Consolidated Subsidiaries                    (2,343)          (177)        (3,640)        (1,116)
                                                                       ------------   ------------   ------------   ------------

Net Income                                                             $        932   $     17,637   $      9,397   $     17,849
                                                                       ============   ============   ============   ============

Earnings Per Common Share:
   Basic - Net Income                                                  $       0.04   $       1.04   $       0.46   $       1.06
   Diluted - Net Income                                                        0.04           0.81           0.42           0.84
Weighted Average Number of Common Shares:
     Basic                                                               21,772,706     16,915,341     20,388,169     16,915,341
     Diluted                                                             23,727,869     22,378,850     22,470,050     22,257,281



      * Includes stock-based compensation recovery of $1,060 and an expense of $975, during the three months ended June 30, 2004 and 2003, respectively, and an expense of $4,999 and $975 during the six months ended June 30, 2004 and 2003, respectively.

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of United States dollars)

                                                                   JUNE 30,         DECEMBER 31,
                                                                     2004               2003
                                                               ---------------    ---------------
                                                                 (UNAUDITED)
                                                               (Restated - See    (Restated - See
                                                                   Note 2)            Note 2)
                 ASSETS

Current Assets:
    Cash and cash equivalents                                     $  48,069          $  65,929
    Accounts receivable, less allowance for doubtful accounts
      of $959 and $529                                               99,225             58,864
    Expenditures billable to clients                                  7,159              7,153
    Inventories (Note 7)                                              8,459              7,735
    Prepaid expenses and other current assets                         6,086              4,863
                                                                  ---------          ---------

    Total Current Assets                                            168,998            144,544

Fixed Assets, at cost, less accumulated depreciation
      and amortization of $55,254 and $51,596                        45,163             38,775
Investment in Affiliates                                             22,875             34,362
Goodwill                                                            122,237             83,199
Intangibles, less accumulated amortization of $580                    3,520                 --
Deferred Tax Asset                                                   11,381             11,563
Other Assets                                                          7,606              9,096
                                                                  ---------          ---------

Total Assets                                                      $ 381,780          $ 321,539
                                                                  =========          =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                              $  74,724          $  38,451
    Accruals and other liabilities                                   50,446             34,245
    Advance billings                                                 21,557             15,731
    Current portion of long-term debt (Note 8)                       36,835             16,378
    Deferred acquisition consideration                                  791              1,113
                                                                  ---------          ---------

  Total Current Liabilities                                         184,353            105,918

Long-Term Debt (Note 8)                                              45,064             95,970
Convertible Notes (Note 13)                                              --             37,794
Other Liabilities                                                       502                516
                                                                  ---------          ---------

Total Liabilities                                                   229,919            240,198
                                                                  ---------          ---------

Minority Interests                                                    2,040              2,432
Commitments and Contingencies (Note 14)                           ---------          ---------
Subsequent event (Note 12)

Shareholders' Equity:
    Share capital (Note 13)                                         165,806            115,996
    Share capital to be issued                                        3,909                 --
    Additional paid-in capital                                       14,903              4,610
    Retained earnings (deficit)                                     (31,584)           (39,169)
    Accumulated other comprehensive income (loss)                    (3,213)            (2,528)
                                                                  ---------          ---------

 Total Shareholders' Equity                                         149,821             78,909
                                                                  ---------          ---------

 Total Liabilities and Shareholders' Equity                       $ 381,780          $ 321,539
                                                                  =========          =========



    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (thousands of United States dollars)

                                                                            Six Months Ended June 30,
                                                                          -----------------------------
                                                                             2004              2003
                                                                          -----------       -----------
                                                                          (Restated -       (Restated -
                                                                          See Note 2)       See Note 2)
Cash flows from operating activities:
  Net income                                                               $  9,397          $ 17,849
  Adjustments for non-cash items:
     Stock-based compensation                                                 4,999               975
     Depreciation and amortization                                            5,573             5,377
     Amortization and write-off of deferred financing charges                 3,063             2,892
     Non-cash interest expense                                                   --             2,064
     Deferred income taxes                                                      510             5,214
     Foreign exchange                                                          (458)            1,531
     Gain on sale of assets and settlement of long-term debt (Note 11)      (18,160)          (46,297)
     Write-down of fixed assets and other assets                                 --             8,126
     Goodwill charges                                                            --            10,012
     Earnings of affiliates, net of distributions                             1,729            (2,393)
     Minority interest and other                                                 97              (843)
     Changes in non-cash working capital                                     (7,093)              543
                                                                           --------          --------
          Net cash provided by (used in) operating activities                  (343)            5,050
                                                                           --------          --------
Cash flows from investing activities:
     Capital expenditures                                                    (8,065)           (7,559)
     Proceeds of dispositions                                                (5,739)           83,474
     Other assets, net                                                          349             2,845
                                                                           --------          --------
          Net cash provided by (used in) investing activities               (13,455)           78,760
                                                                           --------          --------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                 2,007            11,439
     Repayment of long-term debt                                             (4,185)          (87,517)
     Issuance of share capital                                                3,245                --
     Purchase of share capital                                               (5,117)               --
                                                                           --------          --------
          Net cash used in financing activities                              (4,050)          (76,078)
                                                                           --------          --------
Effect of exchange rate changes on cash and cash equivalents                    (12)            2,082
                                                                           --------          --------
          Net decrease in cash and cash equivalents                         (17,860)            9,814
Cash and cash equivalents at beginning of period                             65,929            31,226
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $ 48,069          $ 41,040
                                                                           ========          ========

Supplemental disclosures:
     Income taxes paid                                                     $    949          $    932
     Interest paid                                                         $  4,312          $  2,878
Non-cash consideration:
     Share capital issued, or to be issued, on acquisitions (Note 9)       $ 18,860                --
     Share capital issued on settlement of convertible notes               $ 34,919                --
     Stock-based awards issued, on acquisitions (Note 9)                   $  1,315                --
     Settlement of debt with investment in affiliate
       Reduction in exchangeable securities (Note 11)                     ($ 33,991)               --
       Proceeds on sale of investment (Note 11)                            $ 33,991                --


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                       MDC PARTNERS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (thousands of United States dollars, unless otherwise stated)


1.       BASIS OF PRESENTATION

         MDC Partners Inc. (the "Company") has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America ("US GAAP") have been condensed or omitted pursuant to these rules.

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

         As of the first quarter of 2004, the Company changed its method of accounting from Canadian GAAP to US GAAP. The comparative financial statements included in these interim financial statements have been restated following US GAAP. This change in accounting method resulted from the conversion of Class B multiple voting shares into Class A Subordinate Voting Shares during the first quarter of 2004 (see Note
         13). Due to the conversion of these shares, the majority of shareholder votes now belong to shareholders of the Company who reside in the US and, as a result, the Company is now deemed to be a US domestic issuer as defined under the SEC regulations to which the Company is subject.

         Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months and six months ended June 30, 2004 and 2003 is set out in Note 15.

2.       RESTATEMENT OF FINANCIAL STATEMENTS

         In preparing the financial statements for the three and nine-month periods ended September 30, 2004, the Company determined that its previously filed audited consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and its previously issued interim unaudited condensed consolidated financial statements for the three months ended March 31, 2003 and 2004 for the three and six months ended June 30, 2003 and 2004 and for the three and nine months ended September 30, 2003 contained misapplications of Canadian and US GAAP and those financial statements required restatement.

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

         The Company has restated its consolidated financial statements as at and for the years ended December 31, 2003, 2002 and 2001, the effect of which is described in the Company's restated 2003 Annual Report as filed on Form 40-F/A dated December 20, 2004. The Company has also restated its interim unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003. Reliance should be placed solely on the financial statements in the Form 40-F/A and in this Form 10-Q/A and not on the previously filed Form 40-F dated May 10, 2004, and not on the previously filed Form 10-Q for the three months and the six months ended June 30, 2004 and 2003 dated August 4, 2004 or any other previously reported financial statements for the periods identified above.

         The interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 reflect the following restatement adjustments:

(1) The correction in the compensation expense on the privitization of Maxxcom. The correction of the recognition of stock-based compensation pursuant to SFAS 123 "Accounting for Stock Based Compensation" related to the stock option remeasurement required on the issuance of vested and unvested options of the Company in exchange for vested and unvested stock options of Maxxcom Inc. associated with the acquisition of the 26% minority interest holding of Maxxcom Inc. by the Company in July 2003 This correction increased salary and related costs, thus reducing operating profit and net income for both the three and six months ended June 30, 2004, by $45 and $148, respectively;

(2) The reclassification of the amortization of deferred financing fees to interest expense and a correction of the period in which the amortization and write-off of deferred financing fees was recorded. Previously, the amortization of certain deferred financing fees were classified as depreciation and amortization expense or were netted against the gain on sale of assets. The amortization of deferred financing fees should be classified as interest expense and the write off of deferred financing fees included in the loss on the settlement of debt. Certain deferred financing fees were written off in the quarter ended December 31, 2003 in anticipation of the refinancing of debt rather than in the quarters ended March 31, 2004 and September 30, 2004 when the debt was repaid. These corrections increased the loss on settlement of debt by $1,922 and increased interest expense by $1,141, resulting in a decrease in net income of $3,063, for the six months ended June 30, 2004. These corrections also increased interest expense by $605, reducing net income by the same amount for the three months ended June 30, 2004. These corrections reduced depreciation and amortization, and increased interest expense, by $601 and $1,220 for the three months and six months ended June 30, 2003, respectively, resulting in no change to net income in either period;

(3) The recognition of the fair value adjustment related to an embedded derivative in the Company's exchangeable debentures, as required under SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", that was not previously recognized, and to separately account for the loss on the exchangeable debentures that was previously netted within the gain on sale of assets delivered on the settlement of the debentures. The loss associated with the change in fair value of the embedded derivative of $3,974 from December 1, 2003, the date of issuance to December 31, 2003, was not previously recognized in 2003. When the exchangeable debentures were settled in February 2004, the cumulative loss from the date of issuance of $7,647 was netted against the gain on the sale of investment in Custom Direct Inc. ("CDI"), for which the debentures were exchangeable. The change in fair value of the embedded derivative has been recognized in the applicable period as a correction of an error in the restatement of fiscal 2003. As a result of the correction of this error, for the six months ended June 30, 2004, the fair value adjustment on the embedded derivative increased by $3,974 and the loss on the settlement of the debentures increased by $7,674 and the gain on the sale of assets increased by $7,647 and net income increased by $3,974.

(4) To correct for certain errors in the calculation of the gain on the disposal of the Company's 80% interest in CDI in May 2003, and the corresponding adjustment to the gain on the sale of the remaining 20% interest in CDI in February 2004 relating primarily to the allocation of the cost base of the CDI assets between the two gain amounts. Associated with this transaction, income tax expense was corrected due to income tax benefits having been calculated incorrectly. For the six months ended June 30, 2004, these corrections increased the gain on sale of assets by $7,094, income taxes decreased by $1,361, and net income increased by $8,455. These corrections reduced the gain on sale of assets and net income by $4,239 in the three and six months ended June 30, 2003;

(5) The correction of the accounting for foreign exchange gains and losses related to certain intercompany balances previously reflected in accumulated comprehensive income rather than being recognized in the statement of operations. This change resulted in foreign exchange gains of $288 and $458 for the three and six months ended June 30, 2004, respectively, correspondingly affecting net income by the same amounts. This change resulted in foreign exchange losses of $876 and $1,531 for the three and six months ended June 30, 2003, respectively, correspondingly affecting net income by the same amounts;

(6) The correction of revenue recognition related to various revenue arrangements in accordance with the SEC's Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), and as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21). The correction of the accounting includes: (a) The Company incorrectly accounted for certain contracts entered into in the Secured Products segment relating to multiple element manufacturing arrangements. The Company incorrectly recognized revenue on an "as billed" basis as they completed various deliverables under the contract. The Company has determined that the multiple elements should be accounted for as one unit of accounting under both SAB 101, as amended and under EITF 00-21 as the Company does not have reliable, verifiable and objectively determinable evidence of the fair value of the various elements in these arrangements, and specifically the undelivered elements. Revenue should be recognized when the final element of the arrangement is completed and the product shipped to the customer or end user. Amounts received in advance of this date have been deferred and recognized at the shipping date; (b) The Company incorrectly recorded revenue related to its stamp printing business using the percentage of completion method consistent with the guidance provided by Statement of Position 81-1, Accounting for Performance of Construction/Production Contracts ("SOP 81-1"). The manufacture of stamps is not within the scope of SOP 81-1. Revenue related to the manufacture of stamps has been restated to be recognized when the stamps are shipped to the customer and the Company's obligations under the contractual arrangements are completed; and (c) Under the contractual arrangements in both (a) and (b) above, the Company has the ability to recover any costs incurred to date under possible termination of the contract, and accordingly the Company has restated the financial statements to give effect to the deferral of costs related to the manufacturing activities as inventory work-in-process. To reflect this correction, the Company has retroactively restated its annual financial statements at the beginning of the first quarter of 2001 as presented in the Company's restated annual consolidated financial statements included in the Company's Form 40-F/A for the year ended December 31, 2003, with retained earnings at January 1, 2001 adjusted for the effects of the restatement on prior years.

         This increased product revenue by $74, reduced costs of sales by $344, increased operating profit by $418, increased income taxes expense by $48 and net income by $370 for the three months ended June 30, 2004. This reduced product revenue by $736, reduced costs of sales by $736, operating profit by nil, reduced income taxes expense by $89 and increased net income by $89 for the six months ended June 30, 2004. Similarly, for the three months ended June 30, 2003, these corrections reduced product revenue by $666, reduced costs of sales by $688, increased operating profit by $22, increased income taxes expense by $12 and increased net income by $10. This reduced product revenue by $877, costs of sales by $910, increased operating profit by $33, reduced income taxes expense by $43 and reduced net income by $10 for the six months ended June 30, 2003. This correction increased inventory by $1,310 and advance billings by $3,524 as at June 30, 2004;

(7) The correction of the accounting for five investments: (a) A joint venture operating entity owning a rental property, in which the significant financial operating policies are by contractual arrangement jointly controlled by all parties having an equity interest in the entity, was previously accounted for on a proportionately consolidated basis. Pursuant to APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the investment in the joint venture is now accounted for using the equity method; (b) The accounting for an investment in an affiliate, previously equity accounted commencing in the quarter ended June 30, 2004, was determined to be a variable interest entity for which the Company was the primary beneficiary, thus requiring consolidation pursuant to Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB 51 (revised December 2003)" ("FIN 46R"); (c) A majority owned investee, Accumark Promotions Group, Inc., was previously accounted for on a consolidated basis. Upon evaluation pursuant to EITF 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", management determined the investee could not be consolidated and accordingly it is now accounted for by the Company using the equity method; (d) A 49.9% owned investee, Mono Advertising, LLC, ("Mono") acquired in April 2004 which was previously accounted for on a consolidated basis as the Company believed it controlled the significant financial operating policies through a contractual arrangement with Mono and its other shareholders. However such contractual arrangements did not meet the requirements for consolidation accounting and the investee is now being accounted for under the equity method; (e) The Company's 20% interest in CDI, up to the date of its sale in February 2004, was previously accounted for on the cost basis and has now been restated and accounted for under the equity method as management has determined significant influence existed. Due to the nature of the adjustments, the corrections impacted most line items on the statement of operations and balance sheets. However, other than item (e) above, the corrections had no impact on net income (loss). For the period, the impact of these changes was to decrease operating profit for the three months ended June 30, 2004 and 2003 by $997 and $962, respectively and to decrease operating profit for the six months ended June 30, 2004 and 2003 by $1,232 and $1,209, respectively;

(8) The correction related to the allocation to identifiable amortizable intangibles acquired in business combinations that resulted in a reallocation of a gross amount of $4,100 as at June 30, 2004 from goodwill to other identifiable amortizable intangible assets. This change increased depreciation and amortization and reduced net income by $340 and $580 for the three and six months ended June 30, 2004, respectively;

(9) The correction of the accounting for stock-based compensation to recognize, on a cumulative basis, compensation cost to the end of each reporting period equal to the value of the vested portion of the stock-based award at that same date. This change increased salary and related costs by $24 and $206 for the three months ended June 30, 2004 and 2003,respectively, and by $58 and $206 for the six months ended June 30, 2004 and 2003, respectively. Net income was reduced by the same amounts in the corresponding periods; and

(10) The correction to the computation of the dilutive effect of convertible debentures, in calculating diluted earnings per share figures.

The Company has restated its consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 the effect of which is described in the Company's 2003 Annual Report as filed on Form 40-F/A. The effect of this restatement was to increase the accumulated deficit by $14,021 as of January 1, 2004. The Company has also restated its interim unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 as filed on Form 10-Q/A. The cumulative effect of these restatement adjustments to all restated periods through March 31, 2004 was to increase the accumulated deficit by $4,538 and to decrease shareholder's equity by $458. The following tables present the effect of these restatements and these changes in classification for the three and six months ended June 30, 2004 and 2003, and as at June 30, 2004:

                                                                            For the Three Months Ended June 30, 2004
                                                                      ----------------------------------------------------
                                                                       As Reported         Adjustments         As Restated
                                                                      ------------        ------------        ------------
Revenue:
   Services                                                           $     58,828               ($501)       $     58,327
   Products                                                                 17,159                  74              17,233
                                                                      ------------        ------------        ------------
                                                                            75,987                (427)             75,560
                                                                      ------------        ------------        ------------
Operating Expenses:
   Cost of products sold                                                    10,730                (344)             10,386
   Salary and related costs                                                 31,424                (325)             31,099
   General and other operating costs                                        26,726                 928              27,654
   Depreciation and amortization                                             2,726                 302               3,028
                                                                      ------------        ------------        ------------
                                                                            71,606                 561              72,167
                                                                      ------------        ------------        ------------

Operating Profit                                                             4,381                (988)              3,393
                                                                      ------------        ------------        ------------

Other Income (Expenses):
   Gain (loss) on sale of assets                                               (73)                 --                 (73)
   Foreign exchange gain                                                        --                 288                 288
   Interest expense                                                         (1,784)               (531)             (2,315)
   Interest income                                                              51                  (1)                 50
                                                                      ------------        ------------        ------------
                                                                            (1,806)               (244)             (2,050)
                                                                      ------------        ------------        ------------

Income Before Income Taxes, Equity in Affiliates and Minority
  Interests                                                                  2,575              (1,232)              1,343
Income Taxes (Recovery)                                                       (386)               (203)               (589)
                                                                      ------------        ------------        ------------

Income Before Equity in Affiliates and Minority Interests                    2,961              (1,029)              1,932
Equity in Affiliates                                                           939                 404               1,343
Minority Interests                                                          (2,505)                162              (2,343)
                                                                      ------------        ------------        ------------

Net Income                                                            $      1,395               ($463)       $        932
                                                                      ============        ============        ============

Earnings Per Common Share:
   Basic                                                              $       0.06                            $       0.04
   Diluted                                                                    0.06                                    0.04

Weighted Average Number of Common Shares:
   Basic                                                                21,772,706                              21,772,706
   Diluted                                                              23,870,460                              23,727,869

                                                                               For the Three Months Ended June 30, 2003
                                                                       --------------------------------------------------------
                                                                        As Reported           Adjustments           As Restated
                                                                       ------------          ------------          ------------
Revenue:
   Services                                                            $     45,849               ($3,105)         $     42,744
   Products                                                                  33,750                  (666)               33,084
                                                                       ------------          ------------          ------------
                                                                             79,599                (3,771)               75,828
                                                                       ------------          ------------          ------------
Operating Expenses:
   Cost of products sold                                                     15,620                  (688)               14,932
   Salary and related costs                                                  27,666                  (372)               27,294
   General and other operating costs                                         30,165                (1,523)               28,642
   Depreciation and amortization                                              3,310                  (643)                2,667
   Write-down of fixed assets and other assets                                8,126                    --                 8,126
   Goodwill charges                                                          10,012                    --                10,012
                                                                       ------------          ------------          ------------
                                                                             94,899                (3,226)               91,673
                                                                       ------------          ------------          ------------

Operating Profit (Loss)                                                     (15,300)                 (545)              (15,845)
                                                                       ------------          ------------          ------------

Other Income (Expenses):
   Gain (loss) on sale of assets and settlement of long-term debt            48,594                (3,969)               44,625
   Foreign exchange gain (loss)                                                  --                  (876)                 (876)
   Interest expense                                                          (4,936)                 (525)               (5,461)
   Interest income                                                               78                    --                    78
                                                                       ------------          ------------          ------------
                                                                             43,736                (5,370)               38,366
                                                                       ------------          ------------          ------------

Income Before Income Taxes, Equity in Affiliates and Minority
  Interests                                                                  28,436                (5,915)               22,521
Income Taxes (Recovery)                                                       6,012                   (76)                5,936
                                                                       ------------          ------------          ------------

Income Before Equity in Affiliates and Minority Interests                    22,424                (5,839)               16,585
Equity in Affiliates                                                            724                   505                 1,229
Minority Interests                                                             (361)                  184                  (177)
                                                                       ------------          ------------          ------------

Net Income                                                             $     22,787               ($5,150)         $     17,637
                                                                       ============          ============          ============

Earnings Per Common Share:
   Basic                                                               $       1.35                                $       1.04
   Diluted                                                                     0.99                                        0.77

Weighted Average Number of Common Shares:
   Basic                                                                 16,915,341                                  16,915,341
   Diluted                                                               23,469,828                                  22,378,850

                                                                               For the Six Months Ended June 30, 2004
                                                                      --------------------------------------------------------
                                                                       As Reported           Adjustments           As Restated
                                                                      ------------          ------------          ------------
Revenue:
   Services                                                           $    115,094               ($4,809)         $    110,285
   Products                                                                 36,006                  (736)               35,270
                                                                      ------------          ------------          ------------
                                                                           151,100                (5,545)              145,555
                                                                      ------------          ------------          ------------
Operating Expenses:
   Cost of products sold                                                    22,297                  (736)               21,561
   Salary and related costs                                                 68,192                  (822)               67,370
   General and other operating costs                                        55,841                (2,473)               53,368
   Depreciation and amortization                                             5,069                   504                 5,573
                                                                      ------------          ------------          ------------
                                                                           151,399                (3,527)              147,872
                                                                      ------------          ------------          ------------

Operating Profit (Loss)                                                       (299)               (2,018)               (2,317)
                                                                      ------------          ------------          ------------

Other Income (Expenses):
   Gain (loss) on sale of assets                                             7,092                 9,146                16,238
   Foreign exchange gain                                                        --                   458                   458
   Interest expense                                                         (4,097)                 (992)               (5,089)
   Interest income                                                             471                    --                   471
                                                                      ------------          ------------          ------------
                                                                             3,466                 8,612                12,078
                                                                      ------------          ------------          ------------

Income Before Income Taxes, Equity in Affiliates and Minority
  Interests                                                                  3,167                 6,594                 9,761
Income Taxes (Recovery)                                                      1,367                (1,759)                 (392)
                                                                      ------------          ------------          ------------

Income Before Equity in Affiliates and Minority Interests                    1,800                 8,353                10,153
Equity in Affiliates                                                         2,385                   499                 2,884
Minority Interests                                                          (3,808)                  168                (3,640)
                                                                      ------------          ------------          ------------

Net Income                                                            $        377                $9,020          $      9,397
                                                                      ============          ============          ============

Earnings Per Common Share:
   Basic                                                              $       0.02                                $       0.46
   Diluted                                                                    0.02                                        0.42

Weighted Average Number of Common Shares:
   Basic                                                                20,388,169                                  20,388,169
   Diluted                                                              22,593,239                                  22,470,050

                                                                                  For the Six Months Ended June 30, 2003
                                                                           ----------------------------------------------------
                                                                            As Reported         Adjustments         As Restated
                                                                           ------------        ------------        ------------
Revenue:
   Services                                                                $     85,538             ($5,012)       $     80,526
   Products                                                                      77,275                (877)             76,398
                                                                           ------------        ------------        ------------
                                                                                162,813              (5,889)            156,924
                                                                           ------------        ------------        ------------
Operating Expenses:
   Cost of products sold                                                         34,349                (910)             33,439
   Salary and related costs                                                      54,805                (914)             53,891
   General and other operating costs                                             58,527              (2,605)             55,922
   Depreciation and amortization                                                  6,675              (1,298)              5,377
   Write-down of fixed assets and other assets                                    8,126                  --               8,126
   Goodwill charges                                                              10,012                  --              10,012
                                                                           ------------        ------------        ------------
                                                                                172,494              (5,727)            166,767
                                                                           ------------        ------------        ------------

Operating Profit (Loss)                                                          (9,681)               (162)             (9,843)
                                                                           ------------        ------------        ------------

Other Income (Expenses):
   Gain (loss) on sale of assets and settlement of long-term debt                48,594              (3,969)             44,625
   Foreign exchange gain (loss)                                                      --              (1,531)             (1,531)
   Interest expense                                                              (9,262)             (1,076)            (10,338)
   Interest income                                                                  171                  --                 171
                                                                           ------------        ------------        ------------
                                                                                 39,503              (6,576)             32,927
                                                                           ------------        ------------        ------------

Income Before Income Taxes, Equity in Affiliates and Minority Interests          29,822              (6,738)             23,084
Income Taxes (Recovery)                                                           5,991                 (81)              5,910
                                                                           ------------        ------------        ------------

Income Before Equity in Affiliates and Minority Interests                        23,831              (6,657)             17,174
Equity in Affiliates                                                              1,222                 569               1,791
Minority Interests                                                               (1,379)                263              (1,116)
                                                                           ------------        ------------        ------------

Net Income                                                                 $     23,674             ($5,825)       $     17,849
                                                                           ============        ============        ============

Earnings Per Common Share:
   Basic - Net Income                                                      $       1.40                            $       1.06
   Diluted - Net Income                                                            0.99                                    0.84

Weighted Average Number of Common Shares:
   Basic                                                                     16,915,341                              16,915,341
   Diluted                                                                   24,575,935                              22,257,281

                                                                     At June 30, 2004
                                                      ---------------------------------------------
                                                      As Reported      Adjustments      As Restated
                                                      -----------      -----------      -----------
ASSETS
Current Assets:
   Cash and cash equivalents                           $  48,668            ($599)       $  48,069
   Accounts receivable, net                              100,352           (1,127)          99,225
   Expenditures billable to clients                        7,753             (594)           7,159
   Inventories                                             7,149            1,310            8,459
   Prepaid expenses and other current assets               6,138              (52)           6,086
                                                       ---------        ---------        ---------
       Total Current Assets                              170,060           (1,062)         168,998
Fixed Assets, net                                         48,364           (3,201)          45,163
Investment in Affiliates                                  19,328            3,547           22,875
Goodwill                                                 129,029           (6,792)         122,237
Intangibles, less accumulated amortization                    --            3,520            3,520
Deferred Tax Asset                                        10,938              443           11,381
Other Assets                                               6,693              913            7,606
                                                       ---------        ---------        ---------
   Total Assets                                        $ 384,412          ($2,632)       $ 381,780
                                                       =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and other liabilities              $ 125,511            ($341)       $ 125,170
   Advance billings                                       18,957            2,600           21,557
   Current portion of long-term debt                      36,972             (137)          36,835
   Deferred acquisition consideration                        791               --              791
                                                       ---------        ---------        ---------
       Total Current Liabilities                         182,231            2,122          184,353
Long-Term Debt                                            48,848           (3,784)          45,064
Other Liabilities                                            502               --              502
                                                       ---------        ---------        ---------
   Total Liabilities                                     231,581           (1,662)         229,919
                                                       ---------        ---------        ---------
Minority Interests                                         1,892              148            2,040
                                                       ---------        ---------        ---------
Shareholders' Equity:
   Share capital                                       $ 165,806               --          165,806
   Share capital to be issued                              3,909               --            3,909
   Additional paid-in capital                             13,359            1,544           14,903
   Retained earnings (deficit)                           (26,583)          (5,001)         (31,584)
   Accumulated other comprehensive income (loss)          (5,552)           2,339           (3,213)
                                                       ---------        ---------        ---------
       Total Shareholders' Equity                        150,939           (1,118)         149,821
                                                       ---------        ---------        ---------
   Total Liabilities and Shareholders' Equity          $ 384,412          ($2,632)       $ 381,780
                                                       =========        =========        =========

                                                                    For the Six Months Ended June 30, 2004
                                                                  -------------------------------------------
                                                                  As Reported     Adjustments     As Restated
                                                                  -----------     -----------     -----------
Cash flows from operating activities:
Net income                                                         $    377        $  9,020        $  9,397
   Adjustments for non-cash items:
   Stock-based compensation                                           4,793             206           4,999
   Depreciation and amortization                                      5,069             504           5,573
   Amortization and write-off of deferred finance charges                --           3,063           3,063
   Deferred income taxes                                              1,970          (1,460)            510
   Foreign exchange                                                      --            (458)           (458)
   Gain on sale of assets                                            (7,092)        (11,068)        (18,160)
   Earnings of affiliates, net of distributions                       1,566             163           1,729
   Minority interest and other                                           --              97              97
   Changes in non-cash working capital                               (7,370)            277          (7,093)
                                                                   --------        --------        --------
     Net cash provided by (used in) operating activities               (687)            344            (343)
                                                                   --------        --------        --------
Cash flows from investing activities:
   Capital expenditures                                              (8,113)             48          (8,065)
   Acquisitions, net of cash                                         (5,493)           (246)         (5,739)
   Other assets, net                                                    349              --             349
                                                                   --------        --------        --------
     Net cash provided by (used in) investing activities            (13,257)           (198)        (13,455)
                                                                   --------        --------        --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                           2,007              --           2,007
   Repayment of long-term debt                                       (4,237)             52          (4,185)
   Issuance of share capital                                          3,245              --           3,245
   Purchase of share capital                                         (5,117)             --          (5,117)
                                                                   --------        --------        --------
     Net cash used in financing activities                           (4,102)             52          (4,050)
                                                                   --------        --------        --------
Effect of exchange rate changes on cash and cash equivalents            (12)             --             (12)
                                                                   --------        --------        --------
   Net decrease in cash and cash equivalents                        (18,058)            198         (17,860)
Cash and cash equivalents at beginning of period                     66,726            (797)         65,929
                                                                   --------        --------        --------
Cash and cash equivalents at end of period                         $ 48,668           ($599)       $ 48,069
                                                                   ========        ========        ========

Supplemental disclosures:
   Income taxes paid                                               $    949                        $    949
   Interest paid                                                   $  4,312                        $  4,312
Non-cash consideration:
   Share capital issued, or to be issued, on acquisitions          $ 18,860                        $ 18,860
   Share capital issued on settlement of convertible notes         $ 34,919                        $ 34,919
   Stock-based awards issued, on acquisitions                      $  1,315                        $  1,315
   Settlement of debt with investment in affiliate
     Reduction in exchangeable securities                          ($26,344)         (7,647)       ($33,991)
     Proceeds on sale of investment                                $ 26,344           7,647        $ 33,991

                                                                    For the Six Months Ended June 30, 2003
                                                                  -------------------------------------------
                                                                  As Reported     Adjustments     As Restated
                                                                  -----------     -----------     -----------
Cash flows from operating activities:
Net income                                                         $ 23,674         ($5,825)       $ 17,849
   Adjustments for non-cash items:
   Stock-based compensation                                             769             206             975
   Depreciation and amortization                                      6,675          (1,298)          5,377
   Amortization and write-off of deferred finance charges                --           2,892           2,892
   Non-cash interest expense                                          2,064              --           2,064
   Deferred income taxes                                              5,171              43           5,214
   Foreign exchange                                                      --           1,531           1,531
   Gain on sale of assets and settlement of long-term debt          (48,594)          2,297         (46,297)
   Write-down of fixed assets and other assets                        8,126              --           8,126
   Goodwill charges                                                  10,012              --          10,012
   Earnings of affiliates, net of distributions                      (2,526)            133          (2,393)
   Minority interest and other                                         (843)             --            (843)
   Changes in non-cash working capital                                  198             345             543
                                                                   --------        --------        --------
     Net cash provided by operating activities                        4,726             324           5,050
                                                                   --------        --------        --------
Cash flows from investing activities:
   Capital expenditures                                              (7,543)            (16)         (7,559)
   Acquisitions, net of cash                                         83,474              --          83,474
   Other assets, net                                                  2,816              29           2,845
                                                                   --------        --------        --------
     Net cash provided by (used in) investing activities             78,747              13          78,760
                                                                   --------        --------        --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                          11,439              --          11,439
   Repayment of long-term debt                                      (87,562)             45         (87,517)
                                                                   --------        --------        --------
     Net cash used in financing activities                          (76,123)             45         (76,078)
                                                                   --------        --------        --------
Effect of exchange rate changes on cash and cash equivalents          2,082              --           2,082
                                                                   --------        --------        --------
   Net decrease in cash and cash equivalents                          9,432             382           9,814
Cash and cash equivalents at beginning of period                     32,250          (1,024)         31,226
                                                                   --------        --------        --------
Cash and cash equivalents at end of period                         $ 41,682           ($642)       $ 41,040
                                                                   ========        ========        ========

Supplemental disclosures:
   Income taxes paid                                               $    932                        $    932
   Interest paid                                                   $  2,878                        $  2,878


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

                  Cash and Cash Equivalents. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at June 30, 2004 is $1,215 of cash restricted as to withdrawal pursuant to a collateral agreement.

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

                  Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50%, and has significant influence, or joint control over; the operating and financial policies of the affiliate; or has an ownership interest of greater than 50%, however, the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company's investments accounted for using the equity method are Accumark Promotions Group Inc., 55% owned by the Company, Crispin Porter + Bogusky, LLC, 49.9% owned by the Company and, and a 50% undivided interest in a real estate joint venture. In 2004 this also included Cliff Freeman & Partners, LLC, 19.9% owned by the Company and Mono Advertising LLC, 49.9% owned by the Company. The Company's management periodically evaluates these investments to determine if there have been any, other than temporary, declines in value.

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

         The Company's revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104 ("SAB 104"). SAB 104 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

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

                  Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock based awards as prescribed by SFAS 123 "Accounting for Stock- Based Compensation". Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock based compensation in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

         The Company adopted fair value accounting for stock based awards using the prospective application transitional alternative available in SFAS 148 "Accounting for Stock Based Compensation - Transition and Disclosure". Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award's vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

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

         The table below summarizes the quarterly pro forma effect for the three months and six months ended June 30, 2004 and 2003, respectively, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:

                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                               ---------------------------       ---------------------------
                                                                  2004             2003             2004             2003
                                                               ----------       ----------       ----------       ----------
                                                                 (Restated - See Note 2)           (Restated - See Note 2)
Net income as reported                                         $      932       $   17,637       $    9,397       $   17,849

Fair value costs, net of income tax, of stock-based
  employee compensation for options issued prior to 2003              293              483              669              995
                                                               ----------       ----------       ----------       ----------
Net income pro forma                                           $      639       $   17,154       $    8,728       $   16,854
                                                               ==========       ==========       ==========       ==========

Basic net income per share, as reported                        $     0.04       $     1.04       $     0.46       $     1.06
Basic net income per share, pro forma                          $     0.03       $     1.01       $     0.43       $     1.00
Diluted net income per share, as reported                      $     0.04       $     0.81       $     0.42       $     0.84
Diluted net income per share, pro forma                        $     0.03       $     0.78       $     0.39       $     0.79


         The fair value of the stock options and similar awards at the grant date used to compute pro forma net income (loss) and net income (loss) per share was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three months ended:

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ---------------------------      -------------------------
                                                        2004            2003            2004            2003
                                                      --------        --------        --------        --------
   Expected dividend                                      0.00%           0.00%           0.00%           0.00%
   Expected volatility                                      40%             40%             40%             40%
   Risk-free interest rate                                3.30%           6.00%           3.30%           6.00%
   Expected option life in years                             5               5               5               5
   Weighted average stock option fair value per
     option granted                                   $   4.98        $   2.26        $   5.11        $   2.26

                  Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the "Share capital to be issued" as reflected in the Shareholders' Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options and warrants. For purposes of computing diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively, 1,955,163 and 5,463,509 shares, and for the six months ended June 30, 2004 and 2003, respectively, 2,081,881 and 5,341,940 shares, were assumed to have been outstanding related to common share equivalents. Additionally, the assumed increase in net income related to the after tax interest costs of convertible debentures used in the computations was $216 and $397 for the three months ended June 30, 2004 and 2003, respectively, and $853 and $764 for the six months ended June 30, 2004 and 2003, respectively.

         The following table details the weighted average number of common shares outstanding for each of the three months and six months ended June 30, 2004 and 2003, respectively:

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                      ---------------------------       ---------------------------
                                                         2004             2003             2004             2003
                                                      ----------       ----------       ----------       ----------
Basic weighted average shares outstanding             21,772,706       16,915,341       20,388,169       16,915,341
Weighted average shares dilution adjustments:
Dilutive stock options and warrants (a)                1,955,163          319,476        2,081,881          197,907
7% convertible senior notes                                   --        5,144,033               --        5,144,033
                                                      ----------       ----------       ----------       ----------
Diluted weighted average shares outstanding (b)       23,727,869       22,378,850       22,470,050       22,257,281
                                                      ==========       ==========       ==========       ==========


(a) Dilutive and anti-dilutive stock options and similar awards were determined by using the average closing price of the Class A Subordinate Voting shares for the period. For the three months ended June 30, 2004 and 2003, the average share price used was $12.65 per share and $6.07 per share, respectively. For the six months ended June 30, 2004 and 2003, the average share price used was $13.42 per share and $4.85 per share, respectively

(b) Had certain stock options, similar awards and the convertible debt been dilutive, they would have added 964,716 dilutive shares and nil dilutive shares for the three months ended June 30, 2004 and 2003, respectively, and added 1,768,907 dilutive shares and nil dilutive shares for the six months ended June 30, 2004 and 2003, respectively.

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

4.       COMPREHENSIVE INCOME

         Total comprehensive income and its components were:

                                                                       (in thousands of dollars)
                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                          2004           2003            2004            2003
                                                        --------       --------        --------        --------
                                                        (Restated - See Note 2)         (Restated - See Note 2)
         Net income for the period                      $    932       $ 17,637        $  9,397        $ 17,849
         Unrealized gain on marketable securities             --          2,090              --           2,090
         Foreign currency cumulative translation
         adjustment                                          434         (6,273)           (685)        (12,853)
                                                        --------       --------        --------        --------
         Comprehensive income for the period            $  1,366       $ 13,454        $  8,712        $  7,086
                                                        ========       ========        ========        ========


5.       NEW ACCOUNTING PRONOUNCEMENTS

         The following recent pronouncements were issued by the Financial Accounting Standards Board ("FASB") and became effective in 2004:

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities Revised." (FIN 46R). FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. See note 10 for the impact the effective provisions of FIN46R had on the Company's consolidated financial statements.

         In November 2003, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-01"). EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), investments in a loss position. Effective for years ended after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a material impact on the Company's interim unaudited condensed consolidated financial statements.

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

         Secure Products International operations provide security products and services in three primary areas: electronic transaction products such as credit, debit, telephone and smart cards; secure ticketing products such as airline, transit and event tickets; and stamps, both postal and excise. Again, given the similarities in types of clients, cost structure, risks and long-term financial results, the results are aggregated into one reportable segment. The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in these notes to the unaudited condensed consolidated financial statements, except as where indicated.

         Many of the Company's Marketing Communications businesses have significant other interestholders and in some cases, the Company operates the business in a fashion similar to a joint venture with these other interestholders. The Company's management oversees these businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the businesses comprising this segment also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Accumark Promotions Group Inc., owned 55% by the Company, and Crispin Porter + Bogusky, LLC, ("CPB"), owned 49% by the Company, which are operated as joint ventures with the other interest holders, as well as Cliff Freeman & Partners, LLC, owned 19.9% by the Company and Mono Advertising LLC, owned 49.9% by the Company, are required to be equity accounted for under US GAAP. For purposes of the segmented information disclosure, 100% of the results of operations of these entities have been combined with the other business of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the US GAAP reported results of operations has been provided by the Company in the tables included in the segmented information disclosure.

Summary financial information concerning the Company's reportable segments for the three months ended June 30 is shown in the following table:

THREE MONTHS ENDED JUNE 30, 2004 (Restated - See Note 2):

                                   Combined                                           As Reported under US GAAP
                                --------------                    --------------------------------------------------------------
                                   Combined                                            Secure
                                  Marketing       Less Equity       Marketing         Products        Corporate &
                                Communications     Affiliates     Communications   International         Other            Total
                                --------------     ----------     --------------   -------------         -----            -----
Revenue                            $ 73,669         $ 15,342         $ 58,327         $ 17,233         $     --         $ 75,560
                                   --------         --------         --------         --------         --------         --------

Operating Expenses:
 Cost of products sold                   --               --               --           10,386               --           10,386
 Salary and related costs*           34,897            7,414           27,483            3,370              246           31,099
 General and other
   operating costs                   27,699            4,108           23,591            2,100            1,963           27,654
 Depreciation and
   amortization                       2,536              341            2,195              807               26            3,028
                                   --------         --------         --------         --------         --------         --------
                                     65,132           11,863           53,269           16,663            2,235           72,167
                                   --------         --------         --------         --------         --------         --------

Operating Profit (Loss)            $  8,537         $  3,479         $  5,058         $    570        ($  2,235)           3,393
                                   ========         ========         ========         ========         ========

Other Income (Expense):
   Loss on sale of assets                                                                                                    (73)
  Foreign exchange gain                                                                                                      288
   Interest expense, net                                                                                                  (2,265)
                                                                                                                        --------

Income Before Income Taxes,
  Equity in Affiliates and
  Minority Interests                                                                                                       1,343
Income Taxes (Recovery)                                                                                                     (589)
                                                                                                                        --------

Income Before Equity in
  Affiliates and Minority
  Interests                                                                                                                1,932
Equity in Affiliates                                                                                                       1,343
Minority Interests                                                                                                        (2,343)
                                                                                                                        --------

Net Income                                                                                                              $    932
                                                                                                                        ========

Capital expenditures               $  3,272         $    525         $  2,747         $  2,187         $     40         $  4,974

*Includes stock-based
   compensation (recovery)         $    220         $     74         $    146         $     --        ($  1,206)       ($  1,060)

THREE MONTHS ENDED JUNE 30, 2003 (Restated - See Note 2):

                                               Combined                             As Reported under US GAAP
                                 -----------------------------   ---------------------------------------------------------------
                                    Combined                                            Secure
                                    Marketing       Less Equity       Marketing        Products         Corporate &
                                 Communications     Affiliates     Communications    International         Other          Total
                                 --------------     ----------     --------------    -------------         -----          -----
Revenue                             $ 51,594         $  8,850         $ 42,744         $ 33,084          $     --       $ 75,828
                                    --------         --------         --------         --------          --------       --------

Operating Expenses:
 Cost of products sold                    --               --               --           14,932                --         14,932
 Salary and related costs*            23,523            3,521           20,002            5,683             1,609         27,294
 General and other
  operating costs                     19,747            2,629           17,118           10,469             1,055         28,642
 Depreciation and
  amortization                         1,587              138            1,449            1,081               137          2,667
 Write-down of fixed assets
  and other assets                        --               --               --            8,126                --          8,126
 Goodwill charges                         --               --               --           10,012                --         10,012
                                    --------         --------         --------         --------          --------       --------
                                      44,857            6,288           38,569           50,303             2,801         91,673
                                    --------         --------         --------         --------          --------       --------

Operating Profit (Loss)             $  6,737         $  2,562         $  4,175        ($ 17,219)        ($  2,801)       (15,845)
                                    ========         ========         ========         ========          ========

Other Income (Expense):
  Gain on sale of assets and settlement of long-term debt                                                                 44,625
  Foreign exchange loss                                                                                                     (876)
   Interest expense, net                                                                                                  (5,383)
                                                                                                                        --------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                   22,521
Income Taxes                                                                                                               5,936
                                                                                                                        --------

Income Before Equity in Affiliates and Minority Interests                                                                 16,585
Equity in Affiliates                                                                                                       1,229
Minority Interests                                                                                                          (177)
                                                                                                                        --------

Net Income                                                                                                              $ 17,637
                                                                                                                        ========

Capital expenditures                $  4,848         $  3,057         $  1,791         $  3,480          $     --       $  5,271

*Includes stock-based
  compensation                      $     --         $     --         $     --         $     --          $    975       $    975

SIX MONTHS ENDED JUNE 30, 2004 (Restated - See Note 2):

                                            Combined                                 As Reported under US GAAP
                               -----------------------------    ----------------------------------------------------------------
                                  Combined                                            Secure
                                 Marketing       Less Equity        Marketing        Products       Corporate &
                               Communications     Affiliates     Communications   International        Other             Total
                               --------------     ----------     --------------   -------------        -----             -----
Revenue                          $ 138,101        $  27,816        $ 110,285        $  35,270        $                 $ 145,555
                                 ---------        ---------        ---------        ---------        ---------         ---------

Operating Expenses:
Cost of products sold                   --               --               --           21,561               --            21,561
Salary and related costs*           64,969           12,087           52,882            6,846            7,642            67,370
General and other
   operating costs                  52,453            6,932           45,521            4,501            3,346            53,368
Depreciation and
   amortization                      4,570              531            4,039            1,482               52             5,573
                                 ---------        ---------        ---------        ---------        ---------         ---------
                                   121,992           19,550          102,442           34,390           11,040           147,872
                                 ---------        ---------        ---------        ---------        ---------         ---------

Operating Profit (Loss)          $  16,109        $   8,266        $   7,843        $     880       ($  11,040)           (2,317)
                                 =========        =========        =========        =========        =========

Other Income (Expense):
  Gain on sale of assets                                                                                                  16,238
  Foreign exchange gain                                                                                                      458
   Interest expense, net                                                                                                  (4,618)
                                                                                                                       ---------
Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                    9,761
Income Taxes                                                                                                                (392)
                                                                                                                       ---------

Income Before Equity in Affiliates and Minority Interests                                                                 10,153
Equity in Affiliates                                                                                                       2,884
Minority Interests                                                                                                        (3,640)
                                                                                                                       ---------

Net Income                                                                                                             $   9,397
                                                                                                                       =========

Capital expenditures             $   5,449        $     918        $   4,531        $   3,460        $      74         $   8,065

*Includes stock-based
   compensation                  $     277        $      74        $     203        $      --        $   4,796         $   4,999

SIX MONTHS ENDED JUNE 30, 2003 (Restated - See Note 2):

                                            Combined                                As Reported under US GAAP
                                 -----------------------------   ----------------------------------------------------------------
                                    Combined                                           Secure
                                   Marketing       Less Equity       Marketing        Products         Corporate &
                                 Communications     Affiliates     Communications   International         Other          Total
                                 --------------     ----------     --------------   -------------         -----          -----
  Revenue                          $  96,586        $  16,060        $  80,526        $  76,398         $      --      $ 156,924
                                   ---------        ---------        ---------        ---------         ---------      ---------

  Operating Expenses:
  Cost of products sold                   --               --               --           33,439                --         33,439
  Salary and related costs*           46,404            6,939           39,465           11,766             2,660         53,891
  General and other
    operating costs                   36,364            4,580           31,784           22,519             1,619         55,922
  Depreciation and
    amortization                       3,091              230            2,861            2,255               261          5,377
Write-down of fixed assets
    and other assets                      --               --               --            8,126                --          8,126
Goodwill charges                          --               --               --           10,012                --         10,012
                                   ---------        ---------        ---------        ---------         ---------      ---------
                                      85,859           11,749           74,110           88,117             4,540        166,767
                                   ---------        ---------        ---------        ---------         ---------      ---------

  Operating Profit (Loss)          $  10,727        $   4,311        $   6,416       ($  11,719)       ($   4,540)        (9,843)
                                   =========        =========        =========        =========         =========

Other Income (Expense):
  Gain on sale of assets and settlement of long-term debt                                                                 44,625
  Foreign exchange loss                                                                                                   (1,531)
   Interest expense, net                                                                                                 (10,167)
                                                                                                                       ---------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                   23,084
Income Taxes                                                                                                               5,910
                                                                                                                       ---------

Income Before Equity in Affiliates and Minority Interests                                                                 17,174
Equity in Affiliates                                                                                                       1,791
Minority Interests                                                                                                        (1,116)
                                                                                                                       ---------

Net Income                                                                                                             $  17,849
                                                                                                                       =========

  Capital expenditures             $   6,931        $   4,394        $   2,537        $   5,019         $       3      $   7,559

*Includes stock-based
    compensation                   $      --        $      --        $      --        $      --         $     975      $     975

         A summary of our revenue by geographic area as of June 30, 2004 and 2003 is set forth in the following table (Restated - See Note 2):

                                                                    (in thousands of dollars)
                                                   ------------------------------------------------------------
                                                   United States           Canada         Other         Total
                                                   -------------           ------         -----         -----
         Revenue
         Three Months Ended June 30,
           2004                                      $ 48,474              $19,325       $ 5,761       $ 75,560
           2003                                        52,236               17,821         5,771         75,828

         Revenue
         Six Months Ended June 30,
           2004                                      $ 94,699              $38,855       $12,001       $145,555
           2003                                       110,485               35,931        10,508        156,924

         Long-lived Assets
         at June 30,
           2004                                      $ 23,019              $17,574       $ 5,409       $ 46,002
           2003                                        11,308               17,896         4,572       $ 33,776


7.       INVENTORIES

         The components of inventory are listed below:

                                                        June 30,       December 31,
                                                          2004             2003
                                                        --------       ------------
                                                         (Restated - See Note 2)
         Raw materials and supplies                      $3,693           $3,743
         Work-in-process                                  4,766            3,992
                                                         ------           ------
             Total                                       $8,459           $7,735
                                                         ======           ======


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

         As at June 30, 2004, $7,963 of (December 31, 2003 - $9,725) the
         consolidated cash position is held by subsidiaries, which, although available for the subsidiaries' use, does not represent cash that is distributable as earnings to Maxxcom for use to reduce Maxxcom indebtedness.

         During the second quarter of 2004, the Company reached agreements with its senior credit lenders to amend the terms of the credit facility of its subsidiary, Maxxcom Inc., to eliminate the scheduled quarterly borrowing reductions after March 31, 2004 and to change the facility's maturity date from March 31, 2005 to September 30, 2004. As a result of this amendment, the Company was not required to make a debt repayment in the second quarter of $5.2 million (Canadian $7.0 million). At June 30, 2004 the maximum amount which would be borrowed under this facility is $33.1 million (C$44.1 million) (December 31, 2003 - $39.4 million) of which $30.0 million was utilized.

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

         Included in long-term debt, as at December 31, 2003, is an obligation in the amount of $3,974, being the fair value of the embedded derivative in the Company's exchangeable debentures. On February 13, 2004, the exchangeable debentures were settled in full as described in
         Note 11.

9.       ACQUISITIONS

         FIRST QUARTER 2004 ACQUISITIONS

         Kirshenbaum Bond + Partners

         On January 29, 2004, the Company acquired a 60% ownership interest in kirshenbaum bond + partners, LLC ("KBP") in a transaction accounted for under the purchase method of accounting. KBP is comprised of four units: kirshenbaum bond (New York and San Francisco) which are primarily advertising agencies, LIME Public Relations + Promotion, The Media Kitchen, which handles media buying and planning and Dotglu, an interactive and direct marketing unit. KBP is recognized for creating very successful non-traditional marketing campaigns and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. As part of the acquisition, the Company paid $20,654 in cash, issued 148,719 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $2,027 based on the share price on or about the commencement date), issued warrants to purchase 150,173 shares of the Company's common stock to the selling interestholders of KBP (the fair value of which, using a Black Scholes option pricing model, was approximately $955 based on the share price on the date of closing) and incurred transaction costs of approximately $1,175. Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration, totaling up to an additional $735 within one year from the date of acquisition, based upon achievement of certain predetermined earnings targets. Such contingent consideration will be accounted for as goodwill when the contingency is resolved and the amount becomes determinable.

         Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $24,811. The purchase price was allocated to the fair value of net assets acquired as follows:

                                                                  Previously
                                                                  Reported           Adjustments As Reported
                                                                  -----------     ---------------------------

         Cash and cash equivalents                                $    25,283     $        --     $    25,283
         Accounts receivable and other current assets                  18,540              --          18,540
         Furniture, equipment and leasehold improvements                3,872              --           3,872
         Goodwill                                                      25,632            (292)         25,340
         Intangible assets                                              1,200              --           1,200
         Accounts payable and accrued expenses                        (49,440)            747         (48,693)
         Minority interest                                               (432)           (299)           (731)
            Total purchase price                                  -----------     -----------     -----------
                                                                  $    24,655     $       156     $    24,811
                                                                  ===========     ===========     ===========

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

         Accent Marketing Services

         On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC ("Accent"), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. Accent has established itself as an integrated direct marketing services company providing customer contact centers and direct mail services to its clients, offering a unique customer relationship and product life cycle management program to its clients. As part of the acquisition, the Company paid $1,444 in cash, issued, and to be issued, 1,103,331 shares of the Company's common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the commencement date), and incurred transaction costs of approximately $72. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent, based upon achievement of certain predetermined earnings targets, by June 2005. Such contingent consideration will be accounted for when it becomes determinable. This acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements, which have consolidated Accent's financial results since 1999, reflect a further 39.3% ownership participation subsequent to the additional acquisition on March 29, 2004.

         The purchase price was allocated based on the fair value of the net assets acquired of this purchase price, $12,534 was allocated to goodwill and $1,200 was allocated to intangible assets.

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         Other First Quarter 2004 Acquisitions

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

         Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,489. The purchase price was allocated based on the fair value of the net assets acquired of the purchase price, $2,142 was allocated to goodwill and intangible assets.

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates of fair value and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         The Company's consolidated financial statements include the results of operations from their respective acquisition dates and balance sheet, accounted for on a consolidated basis except for CF, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through contractual rights. During this period, the aggregated operations of these acquisitions did not have a material effect on the Company's results of operations.

         SECOND QUARTER 2004 ACQUISITIONS

         During the quarter ended June 30, 2004, the Company acquired several other ownership interests. On April 14, 2004, the Company acquired a 65% ownership interest in Henderson bas ("HB") in a transaction accounted for under the purchase method of accounting. HB is a Toronto based agency providing interactive and direct marketing advertising services. HB has been recognized for its creative abilities, winning several interactive advertising awards, and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. ("BMD") in a transaction accounted for under the purchase method of accounting. BMD is a Toronto based design studio providing visual identity and branding such as environmental graphics, exhibition development and design, and cultural and business programming services. BMD is world-renowned, working with internationally acclaimed architects and leading cultural and commercial enterprises and as such was acquired by the Company to add a new aspect to the creative talent within the Marketing Communications segment of businesses. During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC ("Mono"), a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC. These agencies provide advertising, interactive direct marketing, and film production related marketing communications services, respectively. These transactions were all accounted for under the purchase method of accounting. Subsequently, these acquisitions are consolidated from the date of acquisition with the exception of Mono, which is accounted for under the equity method.

         During the quarter-ended June 30, 2004, in aggregate, the Company paid and will pay $4,194 in cash, issued warrants to purchase 90,000 shares of the Company's common stock to certain selling interestholders of certain businesses (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $275 for these acquisitions completed during the quarter ended June 30, 2004. Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after two to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration would be $0.1 million. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         The aggregate purchase price of the net assets acquired in these transactions was approximately $4,829. The purchase price was allocated to the fair value of the net tangible assets acquired of this purchase price, $1,278 was allocated to goodwill and nil to intangible assets.

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

                                       Three Months Ended June 30,            Six Months Ended June 30,
                                       ---------------------------            -------------------------
                                         2004               2003               2004               2003
                                         ----               ----               ----               ----
                                         (Restated - See Note 2)               (Restated - See Note 2)
       Revenues                      $    76,186        $    86,900        $   151,146        $   179,150
       Net income                            963             18,035              9,557             19,117
       Earnings per share:
         Basic - net income          $      0.04        $      1.07        $      0.47        $      1.13
         Diluted - net income        $      0.04        $      0.82        $      0.43        $      0.89


10.      VARIABLE INTEREST ENTITIES

         In December 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities Revised" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly, whether it should consolidate the entity. The Company was required to apply FIN 46R to such variable interest entities ("VIEs") commencing with the quarter ended March 31, 2004. In addition, the Company is required, upon the occurrence of certain triggering events, to reconsider whether an entity is a VIE.

         Based upon a review of the provisions of FIN 46R, the Company has identified Banjo, a business in which the Company acquired a majority voting interest in the second quarter of 2004, as a variable interest entity for which the Company is the primary beneficiary. In addition, the Company has also identified an investee in which the Company has a 45% interest, as a variable interest entity for which the Company is the primary beneficiary, thereby requiring consolidation for the three months ended June 30, 2004. To June 30, 2004, the Company has funded $680 towards this start-up venture to finance the development of proprietary content-driven marketing material. The venture, which commenced operations in the second quarter of 2004, has no significant assets or liabilities and no revenues, and amounts expended by the venture have been principally in respect of salaries and related costs, and general and other operating costs.


11.      GAIN ON SALE OF ASSETS AND SETTLEMENT OF LONG-TERM DEBT

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                    ---------------------------        -------------------------
                                                       2004             2003             2004             2003
                                                       ----             ----             ----             ----
                                                                     (Restated -        (Restated - See Note 2)
                                                                     See Note 2)
         Fair value adjustment on
           embedded derivative                       $     --         $     --         $ (3,974)        $     --
         Loss on settlement of exchangeable
           debentures                                      --               --           (9,569)              --
         Gain (loss) on sale of assets                    (73)          (1,344)             (73)          (1,344)
         Loss on settlement of long-term debt              --           (4,908)              --           (4,908)
         Gain on sale of equity interest in
           Custom Direct Inc.                              --           50,877           21,906           50,877
                                                     --------         --------         --------         --------
                                                    ($     73)        $ 44,625         $ 16,238         $ 44,625
                                                     ========         ========         ========         ========

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

         The embedded derivative within the exchangeable debentures had a fair value of nil at the date of issuance and an unrealized loss of $3,974 as at December 31, 2003. At the date of settlement, the fair value of the CDI Units for which the debentures were exchangeable was $33,991 which exceeded the issue price of the debentures by $7,647. The total loss on settlement of the exchangeable debenture of $9,569 includes $1,922 in respect of the write off of unamortized deferred financing costs.

         From January 1, 2004 to the date of settlement, the accrued loss on the derivative increased by $3,673 to a total of $7,647 at the date of settlement. The fair value adjustment for the six months ended June 30, 2004 represents the increase to the accrued loss net of the amount realized on settlement. The fair value of the units of the Fund on February 13, 2004 received by the Company exceeded the Company's equity carrying value of the 20% interest in Custom Direct, Inc., of $12,085, accordingly the Company recognized a gain on the sale of the CDI equity of $21,906.

         In the second quarter of 2003, the Company completed an Initial Public Offering ("IPO") of the Custom Direct Income Fund ("the Fund") and sold 80% of its interest in Custom Direct Inc. to the Fund for cash and units of the Fund representing an 18.9% interest. Such units were sold in July 2003 for cash consideration equivalent to the IPO price per share. On June 30, 2003, the Company completed the repurchase of the remaining 10.5% senior subordinated notes for 103.5% of the face value of the notes, resulting in a loss on redemption of $4,908, including the writeoff of $1,672 of unamortized deferred financing costs.

12.      SUBSEQUENT EVENT

         In July 2004, the Company acquired a 68% ownership interest in Vitro Robertson, LLC in a transaction to be accounted for under the purchase method of accounting. The agency's expertise is in brand market share management. As part of the acquisition, the Company paid $7.0 million in cash and will issue common stock with a fair value of valued at $0.5 million to the selling interestholders. Transaction costs of approximately $0.2 million are also expected to be incurred. Under the terms of this acquisition agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain predetermined cumulative earnings targets. Based on current earnings levels, the additional consideration would be nil.

13.      SHARE CAPITAL

         Changes to the Company's issued and outstanding share capital during the six months ended June 30, 2004 are as follows:

         Class A                                                                        Shares              Amount
                                                                                     -----------         -----------
         Balance, January 1, 2004                                                     18,369,451         $   115,861
         Shares acquired and cancelled pursuant to a normal course issuer bid           (423,200)             (3,305)
         Share options exercised                                                         175,821               1,836
         Shares issued - private placement                                               120,919               1,409
         Shares issued - acquisitions (Note 9)                                           985,194              14,951
         Shares issued upon conversion of Class B shares                                 447,968                 134
         Shares issued on settlement of convertible notes                              2,582,027              34,919
                                                                                     -----------         -----------
         Balance, June 30, 2004                                                       22,258,180             165,805
                                                                                     -----------         -----------

         Class B

         Balance, January 1, 2004                                                        450,470                 135
         Shares converted to Class A shares                                             (447,968)               (134)
                                                                                     -----------         -----------
         Balance, June 30, 2004                                                            2,502                   1
                                                                                     -----------         -----------

         Total Class A and Class B share capital                                      22,260,682         $   165,806
                                                                                     ===========         ===========


         During the six months ended June 30, 2004, the Company acquired and cancelled, pursuant to a normal course issuer bid, 423,200 Class A subordinate voting shares for $5,117. The premium paid on the repurchase of the Class A subordinate voting shares, in the amount of $1,812, was charged to retained earnings.

         During the second quarter of 2004, the Company amended its share appreciation rights ("SAR") plan to amend the method of settlement from cash exclusively to cash or equity settlement at the option of the Company. The amendment caused the existing SAR awards to be modified, triggering a remeasurement date for accounting purposes. The modification is accounted for as a settlement of the old awards through the issuance of new awards. As a result, the Company measured the settlement value of the SARs immediately prior to the modification date and adjusted the previously accumulated amortized expense and liability based on the revised calculation. The settlement value of $6,142 was reclassed from accounts payable and accrued liabilities to Additional paid-in capital and the adjustment to the accumulated expense resulted in a recovery of $2,591. The Company then measured the fair value of the equity settleable SAR awards using the Black-Scholes option pricing model on the date of modification. The excess of the fair value calculated using the Black-Scholes option pricing model over the settlement value of $5,046 will be accounted for as additional compensation expense over the remaining vesting period of the SAR awards.

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

         On February 26, 2004 the Company's then controlling shareholder, Miles
         S. Nadal (the Company's Chairman and Chief Executive Officer) gave formal notice to the Company's Board of Directors that he had initiated the process to effect conversion of 100% of his Class B multiple voting shares into Class A Subordinate Voting Shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed during the first quarter of 2004. Mr. Nadal's equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the Class B shares and carry 20 votes per share, in addition to 3,400,351 Class A subordinate voting shares, which carry one vote per share. After the conversion, both Mr. Nadal's equity interest and voting interest in the Company are approximately 20.2%, or 3,848,319 Class A subordinated voting shares.

         Additional paid-in capital increased during the six months ended June 30, 2004 from $4,312 to $14,547 due primarily to the amendment of the SARs during the period in the amount of $7,399 and an amount of $2,836 related to compensatory stock options and warrants granted during the period.

         Share option transactions during the six months ended June 30, 2004 are summarized as follows:

                                                 Options Outstanding                 Options Exercisable
                                           -------------------------------      ----------------------------
                                                               Weighted
                                             Number          Average Price        Number          Price per
                                           Outstanding         per Share        Outstanding         Share
                                           -----------         ---------        -----------         -----
       Balance, beginning of period         2,066,728         $     6.60           870,979        $     7.82
       Granted                                 69,052              11.48
       Exercised                             (175,821)             10.44
       Expired and cancelled                  (18,955)             12.03
                                           ----------
       Balance, end of period               1,941,004         $     6.19           986,661        $     6.77
                                           ==========


         Shares options outstanding as at June 30, 2004 are summarized as follows:

                                             Options Outstanding                          Options Exercisable
                                ---------------------------------------------       ------------------------------
                                                                    Weighted
                                                                     Average                             Weighted
       Range of                 Outstanding      Weighted Average   Price per       Exercisable      Average Price
       Exercise Prices            Number         Contractual Life     Share           Number           per Share
       ---------------            ------         ----------------     -----           ------           ---------
       $2.89  -  $4.50            770,474              3.3           $ 4.01           319,907           $ 3.99
       $4.51  -  $6.00            523,010              3.9           $ 5.44           219,594           $ 5.45
       $6.01  -  $9.00            355,055              4.5           $ 7.26           287,046           $ 7.35
       $9.01  -  $15.30           278,992              4.1           $10.52           146,641           $10.44
       $22.50 - $42.50             13,473              1.0           $41.61            13,473           $41.61

Warrants issued and outstanding as of June 30, 2004 are as follows:

                                                                   Class A Stock
                                                                     Warrants
                                                                     --------
       Balance at December 31, 2002                                         --
           Warrants issued (a)                                         507,146
                                                                     ---------
       Balance at December 31, 2003                                    507,146
           Warrants issued (b)                                         736,186
                                                                     ---------
       Balance at June 30, 2004                                      1,243,332
                                                                     =========


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

14.      COMMITMENTS AND CONTINGENCIES

         In addition to the consideration paid by the Company in respect of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration of approximately $1 million could be owing in 2004 and 2007, of which approximately $0.9 million could be payable in shares of the Company at the Company's discretion.

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

         The Company has agreed to provide to its Chairman, President and Chief Executive Officer a bonus of Canadian $10 million in the event that the market price of the Company's Class A subordinate voting shares is Canadian $30 per share or more for more than 20 consecutive trading days. The after tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer, and his related companies in the amount of $5,113 (Cdn$6,820) and $2,249 (Cdn$3,000) respectively, as at June 30, 2004, both of which have been fully provided for in the Company's accounts.

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

         In connection with the sale of the Company's investment in CDI, the amounts of indemnification guarantees were limited to the total sale price of approximately $84 million . For the remainder, the Company's potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

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

15.      CANADIAN GAAP RECONCILIATION

         During the third quarter of fiscal 2003, the Company changed its reporting currency from Canadian dollars to US dollars. The comparative financial information for the three months and six months ended June 30, 2003 prepared under Canadian GAAP included in this reconciliation differ from amounts previously reported as a result of the change in reporting currency to US dollars and the impact of the adjustments recorded in connection with the restatement described in Note 2. The change in reporting currency had no impact on the measurement of earnings under Canadian GAAP. Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005.

         The Company has restated its consolidated financial statements, prepared in accordance with Canadian GAAP, as at and for the year ended December 31, 2003, 2002, and 2001, the effect of which is described in the Company's restated 2003 Annual Report filed on Form 40-F/A. The Company has also restated its interim unaudited condensed consolidated financial statements prepared in accordance with US GAAP, as described in Note 2. As a result of these errors the Company has also restated its Canadian GAAP reconciliation as follows: (i) to correct the adjustment for "Proportionate Consolidation of Affiliates" for the three months and six months ended June 30, 2004 and 2003 and as at June 30, 2004 and December 31, 2003 to now include the Company's proportionate share of the financial position, results of operation and cash flows of Accumark, a joint venture for Canadian GAAP purposes. (See Note 2, Item 7(c)) and a joint venture owning rental property (See
         Note 2, item 7(a)); and (ii) to correct the adjustment in respect of derivatives as at December 31, 2003 and for the six months ended June 30, 2004, in respect of the fair value adjustment for the embedded derivative in the Company's exchangeable debentures. (See Note 2, Item
         3).

         The reconciliation from US to Canadian GAAP, of the Company's results of operations for the three months and six months ended June 30, 2004 and 2003, the Company's financial position as at June 30, 2004 and December 31, 2003 are set out below:

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

         Convertible Notes - 2004 Adjustments

         During the quarter ended June 30, 2004, the notes were converted to equity. Therefore, the adjustments reflected in 2004 pertain only to the interest adjustment up to the date of conversion and the accumulated reclassification from retained earnings to share capital.

         Proportionate Consolidation of Affiliate - 2004 and 2003 Adjustment

         Under US GAAP, joint ventures in which the Company has joint control are accounted for under the equity method. Under Canadian GAAP, joint ventures are accounted for on the proportionate consolidation method whereby the Company consolidates on a line-by-line basis their interest in the financial position and results of operations and cash flows of the joint venture.

         Exchangeable Debentures

         Under Canadian GAAP, EIC 117 prohibits the bifurcation of the embedded derivative in the Exchangeable debentures. In addition under EIC 56, until such time as the exchange right is no longer contingent upon future events, no adjustment to the carrying value of the debentures are necessary. In February 2004, the debentures became Exchangeable for CDI units and at that time the carrying value of the debenture was required to be increased by $7,647 to reflect the underlying market value of the CDI units, for which the debentures are exchangeable, with a corresponding change to earnings.

         Under US GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debentures and such amount cannot be deferred. This results in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in the first quarter of 2004 of $3,673 immediately prior to settlement.

         As a result of this difference, under Canadian GAAP, net income in the first quarter of 2004 is lower than that reported under US GAAP by $3,974, being loss on the embedded derivative recognized in the prior period.

         Stock-based Compensation - 2004 Adjustment

         Under US GAAP, the Company accounted for the modification of the SAR awards as a settlement, measuring the incremental value of the awards based on the fair value of the modified awards on the date of modification. Under Canadian GAAP, the Company measures the incremental value based on the fair value of the award on the date of grant. The difference in measurement date results in a lower amount of additional compensation recorded under Canadian GAAP in the quarter and a corresponding lower amount credited to Additional paid-in capital.

         Goodwill Charges

         Historically, under US GAAP, the Company expensed as incurred certain costs related to existing plant closures where production was shifted to acquired facilities. Historically, under Canadian GAAP, the expenditures were accrued as part of the business acquired and allocated to goodwill. Accordingly the timing of the recognition of such costs in the statement of operations is different under Canadian GAAP. The resulting gain on sale of such assets in the six months ended June 30, 2004 is lower under Canadian GAAP than under US GAAP by $2,780.

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

         THREE MONTHS ENDED JUNE 30, 2004
         (thousands of United States dollars)

                                                             Stock-based
                                                            Compensation
                                                                 and         Proportionate
                                                US           Convertible   Consolidation of     Canadian
                                               GAAP             Notes         Affiliates          GAAP
                                               ----             -----         ----------          ----
                                            (Restated -                       (Restated)       (Restated)
                                            See Note 2)
Revenue:
   Services                                  $ 58,327         $     --         $  7,263         $ 65,590
   Products                                    17,233               --               --           17,233
                                             --------         --------         --------         --------
                                               75,560               --            7,263           82,823
                                             --------         --------         --------         --------
Operating Expenses:
   Cost of products sold                       10,386               --               --           10,386
   Salary and related costs                    31,099             (945)           2,850           33,004
  General and other operating costs            27,654               --            1,848           29,502
  Depreciation and amortization                 3,028               --              182            3,210
                                             --------         --------         --------         --------
                                               72,167             (945)           4,880           76,102
                                             --------         --------         --------         --------

Operating Profit                                3,393              945            2,383            6,721
                                             --------         --------         --------         --------

Other Income (Expenses):
   Gain (loss) on sale of assets                  (73)              --               --              (73)
   Foreign exchange gain                          288               --               --              288
   Interest expense                            (2,315)             197              (95)          (2,213)
   Interest income                                 50               --                9               59
                                             --------         --------         --------         --------
                                               (2,050)             197              (86)          (1,939)
                                             --------         --------         --------         --------
Income Before Income Taxes, Equity in
   Affiliates and Minority Interests            1,343            1,142            2,297            4,782
Income Taxes (Recovery)                          (589)              --              863              274
                                             --------         --------         --------         --------

Income Before Equity in Affiliates
   and Minority Interests                       1,932            1,142            1,434            4,508
Equity in Affiliates                            1,343               --           (1,434)             (91)
Minority Interests                             (2,343)              --               --           (2,343)
                                             --------         --------         --------         --------

Net Income                                   $    932         $  1,142         $     --         $  2,074
                                             ========         ========         ========         ========

         SIX MONTHS ENDED JUNE 30, 2004
         (thousands of United States dollars)

                                                             Stock-based
                                                             Compensation
                                                                 and            Embedded        Proportionate
                                                US           Convertible      Derivative and    Consolidation        Canadian
                                               GAAP             Notes        Goodwill Charges   of Affiliates          GAAP
                                               ----             -----        ----------------   -------------          ----
                                           (Restated -                          (Restated)        (Restated)        (Restated)
                                           See Note 2)
Revenue:
   Services                                 $ 110,285         $      --         $      --         $  13,840         $ 124,125
   Products                                    35,270                --                --                --            35,270
                                            ---------         ---------         ---------         ---------         ---------
                                              145,555                --                --            13,840           159,395
                                            ---------         ---------         ---------         ---------         ---------
Operating Expenses:
   Cost of products sold                       21,561                --                --                --            21,561
   Salary and related costs                    67,370              (945)               --             5,173            71,598
   General and other operating costs           53,368                --                --             3,426            56,794
   Depreciation and amortization                5,573                --                --               300             5,873
                                            ---------         ---------         ---------         ---------         ---------
                                              147,872              (945)               --             8,899           155,826
                                            ---------         ---------         ---------         ---------         ---------

Operating Profit (Loss)                        (2,317)              945                --             4,941             3,569
                                            ---------         ---------         ---------         ---------         ---------

Other Income (Expenses):
   Gain on sale of assets                      16,238                --            (6,754)               --             9,484
   Foreign exchange gain                          458                --                --                --               458
   Interest expense                            (5,089)              718                --              (182)           (4,553)
   Interest income                                471                --                --                 8               479
                                            ---------         ---------         ---------         ---------         ---------
                                               12,078               718            (6,754)             (174)            5,868
                                            ---------         ---------         ---------         ---------         ---------
Income Before Income Taxes, Equity
  in Affiliates and Minority
  Interests                                     9,761             1,663            (6,754)            4,767            9,437
Income Taxes (Recovery)                          (392)               --                --             1,792             1,400
                                            ---------         ---------         ---------         ---------         ---------

Income Before Equity in Affiliates
  and Minority Interests                       10,153             1,663            (6,754)            2,975             8,037
Equity in Affiliates                            2,884                --                              (2,975)              (91)
Minority Interests                             (3,640)               --                --                --            (3,640)
                                            ---------         ---------         ---------         ---------         ---------

Net Income                                  $   9,397         $   1,663        ($   6,754)        $      --         $   4,306
                                            =========         =========         =========         =========         =========

AS AT JUNE 30, 2004
(thousands of United States dollars)

                                                         Stock-based
                                                         Compensation
                                                             and          Proportionate
                                            US           Convertible      Consolidation        Canadian
                                           GAAP             Notes         of Affiliates          GAAP
                                           ----             -----         -------------          ----
                                       (Restated -                          (Restated)        (Restated)
                                       See Note 2)
Current Assets
  Cash and cash equivalents             $  48,069         $      --         $   5,636         $  53,705
  Accounts receivable, net                 99,225                --            12,540           111,765
  Expenditures billable to
    clients                                 7,159                --             8,767            15,926
  Inventories                               8,459                --                --             8,459
  Prepaid expenses and other
    current assets                          6,086                --               413             6,499
                                        ---------         ---------         ---------         ---------
    Total Current Assets                  168,998                --            27,356           196,354
Fixed Assets, net                          45,163                --             5,940            51,103
Investment in Affiliates                   22,875                --           (20,796)            2,079
Goodwill                                  122,237                --            18,509           140,746
Intangibles                                 3,520                --                --             3,520
Deferred Tax Assets                        11,381                --               228            11,609
Other Assets                                7,606                --                18             7,624
                                        ---------         ---------         ---------         ---------
Total Assets                            $ 381,780         $      --         $  31,255         $ 413,035
                                        =========         =========         =========         =========

Current Liabilities
    Accounts payable                    $  74,724         $      --         $   7,991         $  82,715
  Accruals and other liabilities           50,446                --             8,764            59,210
  Advance billings                         21,557                --             9,808            31,365
  Current portion of long-term
    debt                                   36,835                --               109            36,944
  Deferred acquisition
    consideration                             791                --                --               791
                                        ---------         ---------         ---------         ---------
    Total Current Liabilities             184,353                --            26,672           211,025
  Long-Term Debt                           45,064                --             3,784            48,848
  Other Liabilities                           502                --               799             1,301
                                        ---------         ---------         ---------         ---------
Total Liabilities                         229,919                --            31,255           261,316
                                        ---------         ---------         ---------         ---------
Minority Interests                          2,040                --                --             2,040
                                        ---------         ---------         ---------         ---------
Shareholders' Equity
  Share capital                           165,806             1,296                --           167,102
  Share capital to be issued                3,909                --                --             3,909
  Additional paid-in capital               14,903              (945)               --            13,958
  Retained earnings (deficit)             (31,584)             (351)               --           (31,935)
  Accumulated other
    comprehensive income (loss)            (3,213)               --                --            (3,213)
                                        ---------         ---------         ---------         ---------
  Total Shareholders' Equity              149,821                --                --           149,821
                                        ---------         ---------         ---------         ---------
  Total Liabilities and
    Shareholders' Equity                $ 381,780         $      --         $  31,255         $ 413,035
                                        =========         =========         =========         =========

SIX MONTHS ENDED JUNE 30, 2004
(thousands of United States dollars)

                                                           Stock-based
                                                          Compensation,    Proportionate
                                              US           Convertible     Consolidation      Canadian
                                             GAAP        Notes and Other   of Affiliates        GAAP
                                             ----        ---------------   -------------        ----
                                          (Restated -      (Restated)       (Restated)       (Restated)
                                          See Note 2)
Operating Activities
  Net income                               $  9,397         $  5,091         $     --         $  4,306
   Stock-based compensation                   4,999             (945)              --            4,054
   Depreciation and amortization              5,573               --              300            5,873
  Amortization and write-off of
    deferred finance charges                  3,063               --               --            3,063
   Deferred income taxes                        510               --               --              510
   Foreign exchange                            (458)              --               --             (458)
   Gain on sale of assets                   (18,160)           6,754               --          (11,406)
   Earnings of affiliates, net of
     distributions                            1,729               --           (1,206)             523
   Minority interest and other                   97               --               --               97
Changes in non-cash working capital          (7,093)              --            1,688           (5,405)
                                           --------         --------         --------         --------
                                               (343)             718              782            1,157
                                           --------         --------         --------         --------

Investing activities
  Capital expenditures                       (8,065)              --             (471)          (8,536)
   Acquisitions, net of cash
     acquired                                (5,739)              --             (226)          (5,965)
   Other assets, net                            349               --              (68)             281
                                           --------         --------         --------         --------
                                            (13,455)              --             (765)         (14,220)
                                           --------         --------         --------         --------

Financing activities
   Proceeds from issuance of long-
     term debt                                2,007               --               --            2,007
   Repayment of long-term debt               (4,185)            (718)             (52)          (4,955)
   Issuance of share capital                  3,245               --               --            3,245
   Purchase of share capital                 (5,117)              --               --           (5,117)
                                           --------         --------         --------         --------
                                             (4,050)            (718)             (52)          (4,820)
                                           --------         --------         --------         --------

Foreign exchange effect on cash and
 cash equivalents                               (12)              --               --              (12)
                                           --------         --------         --------         --------

Net increase (decrease) in cash
 and cash equivalents                       (17,860)              --              (35)         (17,895)

Cash and cash equivalents
  beginning of period                        65,929               --            5,671           71,600
                                           --------         --------         --------         --------
Cash and cash equivalents
  end of period                            $ 48,069         $     --         $  5,636         $ 53,705
                                           ========         ========         ========         ========

         THREE MONTHS ENDED JUNE 30, 2003
         (thousands of United States dollars)

                                                                   Convertible     Proportionate
                                                      US            Notes and      Consolidation      Canadian
                                                     GAAP             Other        of Affiliate         GAAP
                                                     ----             -----        ------------         ----
                                                  (Restated -      (Restated)       (Restated)       (Restated)
                                                  See Note 2)
Revenue:
   Services                                        $ 42,744         $     --         $  4,789         $ 47,533
   Products                                          33,084               --               --           33,084
                                                   --------         --------         --------         --------
                                                     75,828               --            4,789           80,617
                                                   --------         --------         --------         --------
Operating Expenses:
   Cost of products sold                             14,932               --               --           14,932
   Salary and related costs                          27,294               --            1,765           29,059
   General and other operating costs                 28,642               --            1,549           30,191
   Depreciation and amortization                      2,667              186               95            2,948
   Write-down of fixed assets and other               8,126               --               --            8,126
   assets
   Goodwill charges                                  10,012               --               --           10,012
                                                   --------         --------         --------         --------
                                                     91,673              186            3,409           95,268
                                                   --------         --------         --------         --------
Operating Profit (Loss)                             (15,845)            (186)           1,380          (14,651)
                                                   --------         --------         --------         --------

Other Income (Expense):
   Gain on sale of assets and settlement of
   long-term debt                                    44,625          (11,121)             101           33,605
   Foreign exchange gain (loss)                        (876)              --               --             (876)
   Interest expense                                  (5,461)             425              (75)          (5,111)
   Interest income                                       78               --               10               88
                                                   --------         --------         --------         --------
                                                     38,366          (10,696)              36           27,706
                                                   --------         --------         --------         --------

Income Before Income Taxes, Equity in
  Affiliates and Minority Interests                  22,521          (10,882)           1,416           13,055
Income Taxes                                          5,936               57              526            6,519
                                                   --------         --------         --------         --------

Income Before Equity in Affiliates and
  Minority Interests                                 16,585          (10,939)             890            6,536
Equity in Affiliates                                  1,229               --             (890)             339
Minority Interests                                     (177)              --               --             (177)
                                                   --------         --------         --------         --------

Net Income                                         $ 17,637         ($10,939)        $     --         $  6,698
                                                   ========         ========         ========         ========

         SIX MONTHS ENDED JUNE 30, 2003
         (thousands of United States dollars)

                                                                       Convertible      Proportionate
                                                          US            Notes and       Consolidation        Canadian
                                                         GAAP             Other          of Affiliate          GAAP
                                                         ----             -----          ------------          ----
                                                   (Restated - See      (Restated)        (Restated)        (Restated)
                                                       Note 2)
Revenue:
   Services                                           $  80,526         $      --         $   8,716         $  89,242
   Products                                              76,398                --                --            76,398
                                                      ---------         ---------         ---------         ---------
                                                        156,924                --             8,716           165,640
                                                      ---------         ---------         ---------         ---------
Operating Expenses:
   Cost of products sold                                 33,439                --                --            33,439
   Salary and related costs                              53,891                --             3,484            57,375
   General and other operating costs                     55,922                --             2,737            58,659
   Depreciation and amortization                          5,377               371               165             5,913
   Write-down of fixed assets and other assets            8,126                --                --             8,126
   Goodwill charges                                      10,012                --                --            10,012
                                                      ---------         ---------         ---------         ---------
                                                        166,767               371             6,386           173,524
                                                      ---------         ---------         ---------         ---------
Operating Profit (Loss)                                  (9,843)             (371)            2,330            (7,884)
                                                      ---------         ---------         ---------         ---------

Other Income (Expense):
   Gain on sale of assets and settlement of
   long-term debt                                        44,625           (11,121)              101            33,605
   Foreign exchange loss                                 (1,531)               --                --            (1,531)
   Interest expense                                     (10,338)              850              (142)           (9,630)
   Interest income                                          171                --                26               197
                                                      ---------         ---------         ---------         ---------
                                                         32,927           (10,271)              (15)           22,641
                                                      ---------         ---------         ---------         ---------

Income (Loss) Before Income Taxes, Equity
   in Affiliates and Minority Interests                  23,084           (10,642)            2,315            14,757
Income Taxes                                              5,910               212               863             6,985
                                                      ---------         ---------         ---------         ---------

Income (Loss) Before Equity in Affiliates
  and Minority Interests                                 17,174           (10,854)            1,452             7,772
Equity in Affiliates                                      1,791                --            (1,452)              339
Minority Interests                                       (1,116)               --                --            (1,116)
                                                      ---------         ---------         ---------         ---------

Net Income                                            $  17,849         ($ 10,854)        $      --         $   6,995
                                                      =========         =========         =========         =========

AS AT DECEMBER 31, 2003
(thousands of United States dollars)

                                                                                    Proportionate        Embedded
                                                         US         Convertible    Consolidation of   Derivative and     Canadian
                                                        GAAP           Notes          Affiliate      Other Adjustments     GAAP
                                                        ----           -----          ---------      -----------------     ----
                                                    (Restated -                       (Restated)         (Restated)     (Restated)
                                                    See Note 2)
          ASSETS
Current Assets
  Cash and cash equivalents                          $  65,929       $      --        $   5,671          $              $  71,600
  Accounts receivable, net                              58,864              --           11,095                 --         69,959
  Expenditures billable to clients                       7,153              --            3,183                 --         10,336
  Inventories                                            7,735              --               --                 --          7,735
Prepaid expenses and other current assets                4,863              --              180                 --          5,043
                                                     ---------       ---------        ---------          ---------      ---------

    Total Current Assets                               144,544              --           20,129                 --        164,673

Fixed Assets, net                                       38,775              --            5,839                 --         44,614
Investment in Affiliates                                34,362              --          (22,159)             2,943         15,146
Goodwill                                                83,199              --           18,580                 --        101,779
Deferred Tax Benefits                                   11,563              --               --                 --         11,563
Other Assets                                             9,096              --               19                 --          9,115
                                                     ---------       ---------        ---------          ---------      ---------

Total Assets                                         $ 321,539       $      --        $  22,408          $   2,943      $ 346,890
                                                     =========       =========        =========          =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                   $  38,451       $      --        $   6,331                 --      $  44,782
  Accruals and other liabilities                        34,245              --           10,579                 --         44,824
  Advance billings                                      15,731              --              573                 --         16,304
  Current portion of long-term debt                     16,378           2,160              108                 --         18,646
  Deferred acquisition consideration                     1,113             --               --                 --          1,113
                                                     ---------      ---------        ---------          ---------      ---------

    Total Current Liabilities                          105,918          2,160           17,591                 --        125,669

Long-Term Debt                                          95,970             --            3,950             (3,974)        95,946
Convertible Notes                                       37,794        (33,011)              --                 --          4,783
Other Liabilities                                          516             --              867                 --          1,383
                                                     ---------      ---------        ---------          ---------      ---------

Total Liabilities                                      240,198        (30,851)          22,408             (3,974)       227,781
                                                     ---------      ---------        ---------          ---------      ---------
Minority Interests                                       2,432             --               --                 --          2,432
                                                     ---------      ---------        ---------          ---------      ---------

Shareholders' Equity
   Share capital                                       115,996          1,296               --                 --        117,292
   Share capital to be issued                               --             --               --                 --             --
   Additional paid-in capital                            4,610         30,851               --                 --         35,461
   Retained earnings (deficit)                         (39,169)        (1,296)              --              6,754        (33,711)
   Accumulated other comprehensive income
   (loss)                                               (2,528)            --               --                163         (2,365)
                                                     ---------      ---------        ---------          ---------      ---------

Total Shareholders' Equity                              78,909         30,851               --              6,917        116,677
                                                     ---------      ---------        ---------          ---------      ---------
Total Liabilities and Shareholders' Equity           $ 321,539      $      --        $  22,408          $   2,943      $ 346,890
                                                     =========      =========        =========          =========      =========

SIX MONTHS ENDED JUNE 30, 2003
(thousands of United States dollars)

                                                                             Proportionate
                                                  US          Convertible    Consolidation       Other         Canadian
                                                 GAAP            Notes        of Affiliate    Adjustments        GAAP
                                                 ----            -----        ------------    -----------        ----
                                              (Restated -                      (Restated)                     (Restated)
                                              See Note 2)
Operating Activities
  Net income                                   $ 17,849        $    539        $     --        ($11,393)       $  6,995
  Stock-based compensation                          975              --              --              --             975
  Depreciation and amortization                   5,377              --             165             371           5,913
  Amortization and write-off of
    deferred finance charges                      2,892              --              --              --           2,892
  Non-cash interest                               2,064              --              --              --           2,064
  Deferred income taxes                           5,214             311              --             (99)          5,426
  Foreign exchange                                1,531              --              --              --           1,531
  Gain on sale of assets and settlement
    of long-term debt                           (46,297)             --            (101)         11,121         (35,277)
    Write-down of fixed assets and
      other assets                                8,126              --              --              --           8,126
  Goodwill charges                               10,012              --              --              --          10,012
  Earnings of affiliates, net of
    Distributions                                (2,393)             --           2,685              --             292
  Minority interest and other                      (843)             --              --              --            (843)
Changes in non-cash working capital                 543              --          (4,200)             --          (3,657)
                                               --------        --------        --------        --------        --------
                                                  5,050             850          (1,451)             --           4,449
                                               --------        --------        --------        --------        --------

Investing activities
  Capital expenditures                           (7,559)             --          (1,069)             --          (8,628)
  Proceeds of dispositions                       83,474              --              --              --          83,474
  Other assets, net                               2,845              --             (29)             --           2,816
                                               --------        --------        --------        --------        --------
                                                 78,760              --          (1,098)             --          77,662
                                               --------        --------        --------        --------        --------

Financing activities
  Proceeds on issuance of long-term debt         11,439              --              --              --          11,439
  Repayment of long-term debt                   (87,517)           (850)            (45)             --         (88,412)
                                               --------        --------        --------        --------        --------
                                                (76,078)           (850)            (45)             --         (76,973)
                                               --------        --------        --------        --------        --------

Foreign exchange effect on cash and
  cash equivalents                                2,082              --              --              --           2,082
                                               --------        --------        --------        --------        --------

Increase in cash and cash equivalents             9,814              --          (2,594)             --           7,220

Cash and cash equivalents
  beginning of period                            31,226              --           6,211              --          37,437
                                               --------        --------        --------        --------        --------
Cash and cash equivalents
  end of period                                $ 41,040        $     --        $  3,617        $     --        $ 44,657
                                               ========        ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)


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

The following discussion focuses on the operating performance of MDC Partners Inc. (the "Company") for the three-month and six-month periods ended June 30, 2004 and 2003, and the financial condition of the Company as at June 30, 2004. This analysis should be read in conjunction with the consolidated interim financial statements presented in this interim report and the restated annual audited consolidated financial statements and Management's Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2003 as reported on Form 40-F/A. All amounts are in US dollars unless otherwise stated.

The Company has restated its consolidated financial statements and related footnote disclosures to reflect (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing of recognition and the classification of the amortization and write-off of deferred financing fees, (3) the recognition of fair value adjustments related to an embedded derivative in the Company's exchangeable securities, (4) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc., (5) correction for the timing of recognition and the classification of certain foreign exchange gains and losses on intercompany balances, (6) corrections to revenue recognition related to certain contract terms, (7) corrections to the accounting for certain investments, (8) corrections to the purchase price allocations for certain business acquisitions and the related amortization of identified intangible assets, (9) corrections in the timing of the recognition of stock-based compensation, and (10) corrections to the computation of the dilutive effect of convertible debentures on diluted earnings per share.

Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein which discloses the adjustments to the Company's consolidated financial statements resulting from these restatements.

The effects of these restatements have been reflected in corresponding corrections to the Management Discussion and Analysis in this Form 10-Q/A. This Form 10-Q/A does not reflect events occurring after the original filing date of the Form 10-Q.

COMBINED REVENUE, OPERATING COSTS AND OPERATING PROFITS

Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business in a fashion similar to a joint venture with these other interestholders. The Company's management oversees the businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the Company's marketing communications business provides readers with a complete view of all operations that significantly affect the Marketing Communications reportable segment's profitability and allows readers to evaluate the financial presentation reviewed by management in making business decisions. Accumark Promotions Group Inc. owned 55% but not unilaterally controlled by the Company and Crispin Porter + Bogusky, LLC, ("CPB"), owned 49.9% by the Company, Cliff Freeman & Partners, LLC, 19.9% owned by the Company and Mono Advertising LLC, 49.9% owned by the Company, are required to be equity accounted for under US GAAP. Consequently, for purposes of the Management Discussion and Analysis, 100% of the results of operations of those entities which are required to be equity accounted for under US GAAP have been combined with the other businesses of the Marketing Communications reportable segment, and the alternate operating results have been described as "Combined". These "Combined" results do not constitute a financial measure prepared in accordance with US GAAP. A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in this Management Discussion and Analysis.

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS ENDED JUNE 30, 2004, AS RESTATED (1):
(thousands of United States dollars)

                                Combined                                         As Reported under US GAAP
                             --------------                ---------------------------------------------------------
                                Combined                                      Secure
                                Marketing     Less Equity     Marketing      Products      Corporate &
                             Communications   Affiliates   Communications  International      Other           Total
                             --------------   ----------   --------------  -------------      -----           -----
Revenue                         $ 73,669       $ 15,342       $ 58,327       $ 17,233       $     --        $ 75,560
                                --------       --------       --------       --------       --------        --------
Operating Expenses:
 Cost of products sold                --             --             --         10,386             --          10,386
 Salary and related costs         34,897          7,414         27,483          3,370            246          31,099
 General and other
   operating costs                27,699          4,108         23,591          2,100          1,963          27,654
 Depreciation and
   Amortization                    2,536            341          2,195            807             26           3,028
                                --------       --------       --------       --------       --------        --------
                                  65,132         11,863         53,269         16,663          2,235          72,167
                                --------       --------       --------       --------       --------        --------

Operating Profit (Loss)         $  8,537       $  3,479       $  5,058       $    570       ($ 2,235)          3,393
                                ========       ========       ========       ========       ========

Other Income (Expense):
   Loss on sale of assets                                                                                        (73)
  Foreign exchange gain                                                                                          288
   Interest expense, net                                                                                      (2,265)
                                                                                                            --------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                        1,343
Income Taxes (Recovery)                                                                                         (589)
                                                                                                            --------

Income Before Equity in Affiliates and Minority Interests                                                      1,932
Equity in Affiliates                                                                                           1,343
Minority Interests                                                                                            (2,343)
                                                                                                            --------

Net Income                                                                                                  $    932
                                                                                                            ========

     (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED JUNE 30, 2003, AS RESTATED (1):
(thousands of United States dollars)

                                  Combined                                    As Reported under US GAAP
                               --------------                ----------------------------------------------------------
                                  Combined                                      Secure
                                  Marketing     Less Equity     Marketing      Products       Corporate &
                               Communications   Affiliates   Communications  International       Other           Total
                               --------------   ----------   --------------  -------------       -----           -----
Revenue                           $ 51,594       $  8,850       $ 42,744       $ 33,084        $     --        $ 75,828
                                  --------       --------       --------       --------        --------        --------
Operating Expenses:
 Cost of products sold                  --             --             --         14,932              --          14,932
 Salary and related costs           23,523          3,521         20,002          5,683           1,609          27,294
 General and other
  operating costs                   19,747          2,629         17,118         10,469           1,055          28,642
 Depreciation and
  amortization                       1,587            138          1,449          1,081             137           2,667
 Write-down of fixed assets
  and other assets                      --             --             --          8,126              --           8,126
 Goodwill charges                       --             --             --         10,012              --          10,012
                                  --------       --------       --------       --------        --------        --------
                                    44,857          6,288         38,569         50,303           2,801          91,673
                                  --------       --------       --------       --------        --------        --------

Operating Profit (Loss)           $  6,737       $  2,562       $  4,175       ($17,219)       ($ 2,801)        (15,845)
                                  ========       ========       ========       ========        ========

Other Income (Expense):
  Gain on sale of assets and settlement of long-term debt                                                        44,625
  Foreign exchange loss                                                                                            (876)
   Interest expense, net                                                                                         (5,383)
                                                                                                               --------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                          22,521
Income Taxes                                                                                                      5,936
                                                                                                               --------

Income Before Equity in Affiliates and Minority Interests                                                        16,585
Equity in Affiliates                                                                                              1,229
Minority Interests                                                                                                 (177)
                                                                                                               --------

Net Income                                                                                                     $ 17,637
                                                                                                               ========


     (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2004, AS RESTATED (1):
(thousands of United States dollars)

                                Combined                                       As Reported under US GAAP
                             --------------                  -------------------------------------------------------------
                                Combined                                        Secure
                               Marketing      Less Equity      Marketing       Products       Corporate &
                             Communications    Affiliates    Communications  International       Other            Total
                             --------------    ----------    --------------  -------------       -----            -----
Revenue                        $ 138,101       $  27,816       $ 110,285       $  35,270        $               $ 145,555
                               ---------       ---------       ---------       ---------       ---------        ---------

Operating Expenses:
Cost of products sold                 --              --              --          21,561              --           21,561
Salary and related costs          64,969          12,087          52,882           6,846           7,642           67,370
General and other
  operating costs                 52,453           6,932          45,521           4,501           3,346           53,368
Depreciation and
  amortization                     4,570             531           4,039           1,482              52            5,573
                               ---------       ---------       ---------       ---------       ---------        ---------
                                 121,992          19,550         102,442          34,390          11,040          147,872
                               ---------       ---------       ---------       ---------       ---------        ---------

Operating Profit (Loss)        $  16,109       $   8,266       $   7,843       $     880       ($ 11,040)          (2,317)
                               =========       =========       =========       =========       =========

Other Income (Expense):
  Gain on sale of assets                                                                                           16,238
  Foreign exchange gain                                                                                               458
  Interest expense, net                                                                                            (4,618)
                                                                                                                ---------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                             9,761
Income Taxes                                                                                                         (392)
                                                                                                                ---------

Income Before Equity in Affiliates and Minority Interests                                                          10,153
Equity in Affiliates                                                                                                2,884
Minority Interests                                                                                                 (3,640)
                                                                                                                ---------

Net Income                                                                                                      $   9,397
                                                                                                                =========

     (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2003, AS RESTATED (1):
(thousands of United States dollars)

                                  Combined                                        As Reported under US GAAP
                               --------------                  --------------------------------------------------------------
                                  Combined                                         Secure
                                 Marketing      Less Equity      Marketing        Products       Corporate &
                               Communications    Affiliates    Communications  International        Other            Total
                               --------------    ----------    --------------  -------------        -----            -----
  Revenue                        $  96,586       $  16,060       $  80,526       $  76,398        $      --          156,924
                                 ---------       ---------       ---------       ---------        ---------        ---------
Operating Expenses:
Cost of products sold                   --              --              --          33,439               --           33,439
Salary and related costs            46,404           6,939          39,465          11,766            2,660           53,891
General and other
  operating costs                   36,364           4,580          31,784          22,519            1,619           55,922
Depreciation and
  amortization                       3,091             230           2,861           2,255              261            5,377
Write-down of fixed assets
  and other assets                      --              --              --           8,126               --            8,126
Goodwill charges                        --              --              --          10,012               --           10,012
                                 ---------       ---------       ---------       ---------        ---------        ---------
                                    85,859          11,749          74,110          88,117            4,540          166,767
                                 ---------       ---------       ---------       ---------        ---------        ---------

  Operating Profit (Loss)        $  10,727       $   4,311       $   6,416       ($ 11,719)       ($  4,540)          (9,843)
                                 =========       =========       =========       =========        =========

Other Income (Expense):
  Gain on sale of assets and settlement of long-term debt                                                             44,625
  Foreign exchange loss                                                                                               (1,531)
   Interest expense, net                                                                                             (10,167)
                                                                                                                   ---------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                               23,084
Income Taxes                                                                                                           5,910
                                                                                                                   ---------

Income Before Equity in Affiliates and Minority Interests                                                             17,174
Equity in Affiliates                                                                                                   1,791
Minority Interests                                                                                                    (1,116)
                                                                                                                   ---------

Net Income                                                                                                         $  17,849
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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $73.7 million in the quarter, 43% more than the comparable $51.6 million reported in the second quarter of 2003. The increase in the quarter's Combined revenue as compared to the same quarter in 2003 primarily resulted from several significant new business developments which originated in the first quarter of 2004, as described below. The revenue growth is also a result of the acquisitions of several businesses. During the first quarter of 2004, the Company acquired a controlling interest in the integrated marketing communications group of agencies of Kirshenbaum Bond + Partners, LLC and an equity interest in the advertising agency Cliff Freeman + Partners LLC. During the second quarter of 2004 the Company acquired controlling interests in Henderson bas, an interactive marketing agency, Mono Advertising LLC, an advertising agency, Hello Design, LLC and Bruce Mau Design Inc., branding and design studios, and Banjo, LLC, a production studio. These acquired operations contributed $17.1 million of revenue on a Combined basis during the quarter. Excluding the revenue of these acquisitions in 2004, Combined revenues increased 10% period over period. The currency exchange rate effect of the strengthened Canadian dollar and Pound Sterling, as compared to the same period in 2003, also contributed approximately $0.7 million to the increase in revenues during this period. On a pro forma basis, comparing a full three months of operations in both the second quarters of 2004 and 2003 for the businesses operated by the Company on June 30, 2004, Combined pro forma revenue would have improved by approximately 13% period over period. This reflects significant pro forma Combined revenue growth in the US businesses and significant revenue growth in the Canadian businesses. However, the UK operations experienced a significant decrease in revenues during this period, as compared to the second quarter in 2003. The growth in Combined pro forma US revenues was driven by incremental revenues resulting from the Company's equity accounted affiliate, Crispin Porter + Bogusky's new client, Burger King, and from several new client wins at each of Kirshenbaum Bond + Partners, the Bryan Mills Group, and Henderson bas. The UK operations experienced declines in revenues from their technology industry based clients while experiencing very little in new revenue additions.

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

Acquisitions in the first quarter did increase the dollar revenues and also the proportionate share of revenues from advertising services, as compared to the "below the line" services. For the second quarter of 2004, advertising services Combined revenues represented approximately 45% of Combined revenues as compared to 36% for the same period in 2003. Excluding the effects of the Kirshenbaum Bond + Partners acquisition, advertising services would have increased to 38% in the quarter, as the Company's existing operations obtained several new clients during the quarter requiring advertising services.

Combined operating costs increased at a slightly higher pace than the 43% growth in Combined revenues, increasing 45% during the quarter as compared to the same quarter last year. While the "general and other operating" costs component grew at only 40%, the staff costs increased at 48%. These relative changes are a result of several factors. Firstly, if the effects of acquired businesses were excluded from the Combined results, while revenues would have increased at 10%, staff costs would have increased at 7% and "general and other operating" costs would have increased 21%. The staff cost increases reflect some pricing pressures primarily experienced by the Company's customer service center operation, Accent Marketing Services. The increase in the "general and other operating" costs beyond the growth rate of revenues was the result of several factors. During the second quarter of 2004, the Company invested approximately $0.7 million in the development of a new initiative. This venture relates to a proprietary content-driven marketing initiative, which is still in the research phase and is expected to continue in this phase through the third quarter of 2004. Also, the Company's operations expended an unusual amount on new business development during the quarter, as the UK business in particular invested significant resources into attracting new clients. Finally, Accent Marketing Services expended significant costs expanding its customer service center operations into near-shore and offshore facilities as it prepares for additional business volumes and to maintain its competitive cost structure in the long run.

Excluding the effects in the quarter of the acquisitions, and the investments in new ventures and new business, as described above, pro forma Combined operating profits would have decreased 4% to $6.5 million, from $6.7 million, resulting in pro forma Combined operating margins of approximately 11% in the second quarter of 2004 and 13% during the same period in 2003. With the addition of Kirshenbaum Bond + Partners and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, actual Combined operating income improved by approximately 27% to $8.5 million from $6.7 million, quarter over quarter, while operating margins were 11.6% for the quarter, as compared to 13.1 % in the same quarter last year.

Secure Products International

Revenues attributable to Secure Products International were $17.2 million for the second quarter of 2004, representing a decrease of $15.9 million or 48% compared to the $33.1 million recorded in the second quarter of 2003. The decrease was primarily due to the divestiture of Custom Direct ("CDI") last year as revenues from the remaining operations of Secure Products International increased 27% or $3.7 million from $13.5 million in the second quarter of 2003. Ashton Potter, the stamp operations, generated a 138% improvement in revenues that related primarily to the USPS contract awarded in 2003. This improvement, together with an increase in revenues from Placard, the Australian card operation, and from Mercury Graphics, the Canadian ticketing business, were partially offset by a decrease in revenues from Metaca, the Canadian card operation.

Secure Products International reported operating costs of $16.7 million for the second quarter, versus $50.3 million in the same quarter last year. Excluding the impact of CDI, goodwill charges of $10.0 million and a charge related to the write-down of fixed and other assets of $8.1 million from 2003, operating costs increased $2.3 million or 16% compared to last year. However, operating costs expressed as a percentage of revenue on the same basis, decreased to 96.7% from 106.7% last year. Cost of sales, salaries and related costs and depreciation of the remaining operations of Secure Products International decreased as a percentage of revenue in 2004 to 84.5% compared to 87.8% in the same period of 2003. General and other operating expenses also improved to 12.2% of revenue from 18.1% of revenue in the 2003 second quarter.

As a result, actual operating profit earned by the Secure Products International Division amounted to $0.6 million for the quarter ended June 30, 2004, compared to a loss of $17.2 million in the same quarter of 2003. On a more comparative basis, after adjusting the 2003 results to remove income from divested operations, charges against goodwill and write-down of fixed assets and other assets, the operating profit of the remaining Secure Products International businesses improved by approximately $1.4 million as a result of increased production at Ashton Potter and an improvement in profitability at Mercury Graphics, partially offset by declines at Metaca. As a result of the decreased revenues and operating profit generated by Metaca, management has commenced a plan to reduce the cost structure and improve efficiencies. Severance and other related charges of $0.2 million were recorded in the quarter.

Corporate and Other

Operating costs decreased from $2.8 million in the 2003 second quarter to $2.2 million this quarter primarily as a result of a recovery related to the provision for stock-based compensation partially offset by an increase in general and other costs. Excluding stock-based compensation, operating expenses increased as a result of combining the corporate offices of MDC and Maxxcom Inc. upon the privatization of Maxxcom Inc. in July 2003 and increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation.

Gain on Sale of Affiliate and Settlement of Long-Term Debt

The loss on sale of assets was $0.1 million for the second quarter of 2004 compared to a net gain in 2003 of $44.6 million that primarily related to the disposition of 80% of CDI through an income fund and the retirement of the Company's remaining 10.5% senior subordinated notes.

Interest, Net

Net interest expense on a consolidated basis for the quarter, at $2.3 million, was $3.1 million lower than in 2003, due to a decrease in interest expense reflective of the second quarter redemption of the convertible debentures through the issuance of Class A Subordinate Voting Shares and lower average levels of indebtedness than in the prior year. Amortization of deferred finance charges were $0.6 million in 2004 compared to $0.6 million in 2003. Interest income was relatively unchanged compared to the second quarter of 2003.

Income Taxes

The income tax recovery recorded for the second quarter was $0.6 million, compared to an expense of $6.0 million for the same period in 2003.

Income Before Equity In Affiliates and Minority Interests

For the quarter, income before equity in affiliates and minority interests was $1.9 million versus $16.6 million in 2003, a decrease of $14.7 million due primarily to the impact of asset dispositions in the second quarter of last year, net of provisions taken against fixed and other assets and goodwill.

Equity in Affiliates

The income attributable to equity-accounted affiliate operations, principally Crispin Porter + Bogusky LLC, was $1.3 million for the second quarter of 2004, $0.1 million higher than the $1.2 million earned in the second quarter of 2003.

Minority Interests

Minority interest expense of Marketing Communications was $2.3 million for the second quarter of 2004, an increase of $0.9 million compared to the same prior-year quarter. In 2003, Secure Products International and Corporate and Other had a minority interest recovery of $1.2 million related to Metaca and Maxxcom, both of which are now wholly-owned.

Net Income

Net income for the quarter ending June 30, 2004 was $0.9 million versus $17.6 million in 2003.

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

Combined operating costs increased at a slower pace than the 43% growth in Combined revenues, increasing 42% during the first half of 2004 as compared to the same period in 2003. Of the operating costs components, Combined "general and other operating" costs grew at 44% and while staff costs grew at only 40%. These relative changes were a result of several factors. Firstly, if the effects of acquired business were excluded from the Combined results, while revenues would have increased at 18%, staff costs would have increased at 9% and "general and other operating" costs would have increased 30%. The reduced staff cost pace of growth relative to revenues reflects the rapid revenue growth in the first quarter of 2004 that outpaced the ability of certain businesses to increase staffing levels to the appropriate sustainable levels for the business volumes, resulting in enhanced profitability during that period. The increase in the "general and other operating" costs beyond the growth rate of revenues was the result of several factors. During 2004, the Company invested approximately $1.4 million in the development of two new initiatives. During the second quarter of 2004, the Company invested in a new venture to develop a proprietary content-driven marketing initiative, which is still in the research phase and is expected to continue in this phase through the third quarter of 2004. The second venture invested in during 2004, which will not continue beyond the second quarter of 2004, was related to a possible expansion into a new geographic market. A further cause of the increase in operating costs was the unusually high amount expended on new business development during 2004, in particular by the UK business, which invested significant resources into attracting new clients. Finally, Accent Marketing Services expended significant costs to expand its customer service center operations into near-shore and offshore facilities as it prepares for additional business volumes and to maintain its competitive cost structure in the long run.

Excluding the effects in the period of the acquisitions, and the investments in new ventures and new business, as described above, pro forma Combined operating profits would have increased 23% to $13.2 million, from $10.7 million, resulting in pro forma Combined operating margins of approximately 11.6% in 2004 to date and approximately 11.1% in the same period in 2003. With the addition of Kirshenbaum Bond + Partners and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, actual Combined operating income improved by approximately 50% to $16.1 million from $10.7 million, period over period, while operating margins where 11.7% for the first half of 2004, as compared to 11.1% in the same period in 2003.

Secure Products International

Secure Products International revenues totaled $35.3 million for the first six months of 2004. The decrease of $41.1 million, or 54% compared to revenues of $76.4 million for the same period in 2003, was primarily due to the divestiture of CDI. Revenues from the remaining operations of Secure Products International increased 27% year over year. The most significant increase was generated by the stamp operations of Ashton Potter, where production increased due to the USPS contract awarded in 2003. Placard, the Australian card operation, and Mercury, the Canadian ticketing business also experienced revenue growth. However, revenues of the Canadian card operation, Metaca, decreased period over period.

Operating costs incurred by Secure Products International were $34.4 million for the first half of the year compared to $88.1 million in 2003, which included $41.5 million of costs related to CDI, and expenses related to provisions against fixed assets and goodwill of $18.1 million. Excluding these costs from the 2003 results, the remaining operations recorded an improvement in operating expenses as a percentage of revenue, from 102.2% for the first half of 2003 to 97.5% for the first half of 2004.

In the 2004 first half, Secure Products International achieved operating income of $0.9 million, an improvement of $12.6 million from the loss incurred in 2003 of $11.7 million. This represents a year over year improvement of $1.5 million from the adjusted operating loss related to the remaining operations, primarily as a result of the increased production at Ashton Potter partially offset by declines at Metaca.

Corporate and Other

Operating costs, at $11.0 million, increased $6.5 million compared to the six months ended June 30, 2003 of $4.5 million, primarily related to a $3.8 million increase in charges for stock-based compensation. Corporate and other costs also increased as a result of the merger of head offices upon the privatization of Maxxcom Inc and an increase in compliance costs.

Gain on Sale of Affiliate and Settlement of Long-Term Debt

The gain on sale of assets of $16.2 million for the first two quarters of 2004 primarily related to the divestiture of the remaining interest in CDI upon settlement of the adjustable rate exchangeable securities in the first quarter. The 2003 gain related primarily to the disposition of the initial 80% interest in the U.S. check operations.

Interest, Net

On a consolidated basis net interest expense for the first six months of the year was $4.6 million, compared to the $10.2 million incurred during the same year-earlier period. Interest expense decreased $5.3 million due primarily to the repayment of the 10.5% senior subordinated notes and the redemption of the convertible debentures. Interest income increased by $0.3 million due to higher cash balances at certain agencies and head office in the first quarter of 2004.

Income Taxes

The income tax recoveries recorded for the six months ended June 30, 2004, were $0.4 million compared to an expense of $5.9 million for the same period in 2003, primarily due to the recognition of previously unrecognized tax loss benefits in 2004.

Income Before Equity In Affiliates and Minority Interests

The consolidated income before equity in affiliates and minority interests for the year-to-date period ended June 30, 2004 was $10.2 million, $7.0 million lower than the $17.2 million earned during the same prior-year period. The decrease was primarily due to the significant gain on sale of assets related to CDI in 2003, net of goodwill charges and the write-down of assets also recorded in that year.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first two quarters of 2004, income of $2.9 million was recorded. The increase of $1.1 million over the $1.8 million earned in the first half of 2003 is principally due to greater income generated by Crispin Porter + Bogusky.

Minority Interests

Minority interest expense of Marketing Communications was $3.6 million for the first six months of 2004, an increase of $1.3 million compared to the $2.3 million in the previous year. In 2003, a recovery of $1.2 million was recorded related to Metaca and Maxxcom.

Net Income

Net income for the first half of 2004 was $9.4 million versus the $17.8 million achieved in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company had a working capital deficit of $15.4 million at June 30, 2004, $54.0 million less than the working capital of $38.6 million at December 31, 2003. The reduction in working capital is due primarily to cash payments made for acquisitions completed during 2004, the movement of the senior credit facility at Maxxcom from long-term debt to current portion of long-term debt and a decrease in working capital in the Marketing Communications subsidiaries. Compared to December 31, 2003, on a consolidated basis, cash decreased $17.9 million. Accounts receivable increased by $40.4 million. Inventory increased by $0.7 million and prepaid expenses by $1.2 million. Accounts payable and accruals and other liabilities increased by $52.5 million. Advance billings increased by $5.8 million and the current portion of long-term debt increased by $20.5 million.

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

Long-Term Debt

Long-term indebtedness (including the current portion) at the end of the second quarter was $81.9 million, a reduction of $68.2 million from the $150.1 million outstanding at December 31, 2003. The $34.9 million outstanding convertible notes were settled in full on May 5, 2004 with the issuance of approximately 2.6 million Class A subordinate voting shares.

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

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company typically include commitments to contingent purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are payable based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At June 30, 2004, approximately $0.8 million in deferred acquisition consideration relating to prior year acquisitions is presented on the Company's balance sheet. Based on various assumptions as to future operating results of the relevant entities, management estimates that approximately $1 million of further additional deferred purchase obligations could be triggered during 2004 or thereafter. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

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

Cash Flow from Operations

Cash flow used in operations, including changes in non-cash working capital, for the first six months of 2004 was $0.3 million, representing a $5.4 million decrease from the cash flow generated of $5.1 million from the same period of 2003, primarily as a result of non-cash working capital usage, offset partially by the improved operating profit achieved.

Cash flows used in investing activities amounted to $13.5 million for the six months ended June 30, 2004, compared with the cash flows generated in the same 2003 period of $78.8 million. $4.6 million of the $8.1 million year-to-date capital expenditures relate to the Marketing Communications segment and the remainder to the purchase of manufacturing equipment in the Secure Products segment. In 2003, proceeds on disposition primarily represent the net proceeds received from the initial public offering of CDI.

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

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 in note 15 to the condensed consolidated interim financial statements. The primary GAAP difference impacting the components of operating profit (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the Marketing Communications businesses, while US GAAP requires equity accounting for such investments. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company's marketing communications businesses has been presented on a combined basis, consistent with the Company's segment disclosures in its condensed consolidated interim financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain the joint ventures in this MD&A as well as in the segment information in note 6 to the condensed consolidated interim financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint venture.

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

Due to the nature of advertising, marketing and corporate communications services companies acquired frequently have minimal tangible net assets and identifiable intangible assets, which primarily consist of customer relationships. Accordingly, a substantial portion of the purchase price is allocated to goodwill. An annual impairment test is performed in order to assess that the fair value of the reporting units exceeds their carrying value, inclusive of goodwill.

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

Substantially all of the Secure Products International reportable segment revenue is derived from the sale of products. Revenue derived from the stamp operations is realized as services are performed or upon delivery. Revenue derived from the sale of tickets and cards is realized when the product is completed and either shipped or held in the Company's secure facilities at the written request of the customer, title to the product has transferred to the customer, and all bill and hold revenue recognition criteria have been met. Additional information about revenue recognition appears in the notes to the consolidated interim financial statements.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

     - Risks associated with effects of national and regional economic and political conditions;

     - The Company's ability to attract new clients and retain existing clients;

     -   The financial success of the Company's clients;

     -   The Company's ability to retain and attract key employees;

     -   Developments from changes in the regulatory and legal environment;

     -   Foreign currency fluctuations;

     - The successful completion and integration of acquisitions which complement and expand the Company's' business capabilities, and;

     - Risks arising from potential material weaknesses in internal control over financial reporting.

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

The Company disclosed in its quarterly report on Form 10-Q for the quarter ended June 30, 2004 that an evaluation had been performed by the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, and that based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. Subsequently, management determined that the Company's disclosure controls and procedures were not effective as of June 30, 2004, because the Company had a "material weakness" that resulted in the improper reporting of certain items, as described in Note 2 to the Company's interim condensed consolidated financial statements contained herein.

Prior to the filing date of this Form 10-Q/A, the Company implemented revised control activities to support improved processes under the direction of our Vice Chairman & Executive Vice President. The revised control activities and improved processes include expanded supervisory activities and monitoring procedures, including the corrective actions described below. Based on these changes and improvements, management believes that as of the date of this filing, our disclosure controls and procedures are effective to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities. Furthermore, our management, including our CEO and CFO, believe such controls have improved in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We currently are designing and implementing an improved control environment to address the deficiencies described below.

INTERNAL CONTROL OVER FINANCIAL REPORTING

In the light of restatements of the Company's previously issued financial statements, as described in Note 2 to the Company's interim condensed consolidated financial statements contained herein, the Company's management has concluded that there are significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Management believes that such deficiencies represent material weaknesses in internal control over financial reporting that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions. Such material weaknesses in internal control over financial reporting existed as at June 30, 2004.

Under applicable rules, management may not conclude that the Company's internal control over financial reporting is effective if a material weakness exists. Given the nature of the restatements, the Company's management believes that its material weaknesses relate primarily to significant transactions at the Company's head office accounting and reporting functions, including the following:

- insufficient personnel resources and technical accounting expertise within its accounting functions;

- failure in the design and operating effectiveness of identified controls in preventing or detecting misstatements of accounting information;

- absence of appropriate review of significant transactions and related accounting entries, and the appropriate documentation and application of U.S. GAAP for those significant transactions;

-     failure to document approvals required for certain transactions; and

- inadequate procedures and oversight for appropriately assessing and applying accounting principles and changes thereon.

Our management and Audit Committee have dedicated resources to assist in assessing the underlying issues giving rise to the restatement and in ensuring proper steps have been and are being taken to improve our control environment. That assessment found and concluded that our finance and accounting personnel made a number of accounting errors, but that there was no evidence of any fraud, intentional misconduct or concealment on the part of the Company, its officers or its employees. We currently are designing and implementing improved controls to address the material weaknesses described above in our control environment. Specifically, the Company has taken the following corrective actions:

- Hired additional personnel resources, and is actively pursing appropriate additional resources in its accounting and finance functions, particularly those with US GAAP expertise;

- Developed, distributed and begun to communicate and implement comprehensive accounting policies in a number of areas, including revenue recognition;

- Developed and continues to refine procedures for ensuring appropriate documentation of complex transactions and application of accounting standards to ensure compliance with U.S. GAAP;

- Improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management's accounting entries and significant transactions; and

- Improving monitoring controls to ensure internal controls are operating effectively.

The Company believes that these steps should remediate the identified material weaknesses in control over financial reporting.

SECTION 404 ASSESSMENT

Section 404 of the Sarbanes-Oxley Act requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2004. We have dedicated significant resources, including management time and effort, and incurred substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and evaluating necessary improvements for maintaining an effective control environment. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with independent third party consulting firm. In addition, the Company's management is regularly discussing the results of our testing and any proposed improvements to our control environment with the Audit Committee. Despite the dedication of significant resources for our Section 404 assessment, and the incurrence of significant costs, the Company has determined that a significant amount of work will be required to remediate the above-mentioned material weaknesses in its internal control over financial reporting. Accordingly, the Company expects that it is likely that it will have material weaknesses in internal control over financial reporting at year-end. However, based on significant work performed during the past several months, including the measures discussed above, management believes that there are no material inaccuracies or omissions of material fact in this Form 10-Q/A. Management, to the best of its knowledge, also believes that the financial statements contained in this Form 10-Q/A are fairly presented in all material respects. Despite the potential for a material weakness in the Company's internal controls at year-end, management further expects that its corrective measures and improved internal controls will enable the Company to file financial statements for the year ending December 31, 2004, in compliance with U.S. GAAP on a timely basis.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities:

Shares- Class A Subordinate Voting Shares

Period                   Total Number of     Average Price Paid     Total Number of       Maximum Number of
                        Shares Purchased         per Share        Shares Purchased as      Shares that may
                                                                    Part of Publicly      yet be Purchased
                                                                   Announced Plans or    under the Plans or
                                                                        Programs              Programs
                        ----------------     ------------------   -------------------    ------------------
April 1, 2004                    nil               $   --                    --               110,073
-April 30, 2004

May 1, 2004                   46,100               $11.78                46,100                63,973
-May 31, 2004

June 1, 2004                  17,800               $11.92                17,800                   nil(1)
-June 30, 2004               254,300               $11.43               254,300             1,562,522(2)

Total                        318,200               $11.33               318,200

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

To approve the ordinary resolution to confirm By-Law No. 1 to be adopted by the Company upon continuance of the Company from the Business Corporations Act (Ontario) to the Canadian Business Corporations Act:

         Votes For                  Votes Against
         6,413,027                  469,606

To the approve the ordinary resolution to approve an amendment to the Company's Stock Appreciation Rights Plan:

         Votes For                  Votes Against
         6,669,903                  1,115,044

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   Exhibit No.    Description
   -----------    -----------
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

MDC PARTNERS INC.


/s/Walter Campbell
--------------------------------------
Walter Campbell
Chief Financial Officer

December 20, 2004

                                  EXHIBIT INDEX

   Exhibit No.             Description
   -----------             -----------
         31       Rule 13a-14(a)/15d-14(a) certifications;

         32       Section 1350 Certifications.