Form 10-Q
period 2004-09-30
MDC PARTNERS INC
filed 2004-12-20
CIK 876883

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________


                                   Form 10-Q

                                  (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-50303

                                ______________

                               MDC Partners Inc.
            (Exact name of registrant as specified in its charter)

              Ontario, Canada                   n / a
      (State or other jurisdiction of      (IRS Employer
       incorporation or organization)   Identification No.)

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

    The numbers of shares outstanding as of December 15, 2004 were: 21,934,371 Class A shares and 2,502 Class B shares.

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

===============================================================================


                               MDC PARTNERS INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                               Page
              PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements............................................ 4
              Condensed Consolidated Statements of Operations (unaudited)
              Three  Months  and Nine  Months  Ended  September  30,  2004 and
              September 30, 2003.............................................. 4
              Condensed Consolidated Balance Sheets as of
                 September 30, 2004 (unaudited) and December 31, 2003......... 5
              Condensed Consolidated Statements of Cash Flows (unaudited)
                 Nine Months Ended September 30, 2004 and September 30, 2003 .
                                                                               6
              Notes to Condensed Consolidated Financial Statements
                 (unaudited).................................................. 7
Item 2.       Management's Discussion and Analysis of Financial Condition
                 And Results of Operations.................................... 51
Item 3.       Quantitative and Qualitative Disclosures about Market Risk...... 69
Item 4.       Controls and Procedures......................................... 69
              PART II. OTHER INFORMATION
Item 1.       Legal Proceedings                                                72
Item 2.       Changes in Securities, Use of Proceeds and Issuer
              Purchases of Equity Securities ................................. 72
Item 6.       Exhibits and Reports on Form 8-K................................ 73
Signatures...................................................................  75

                                EXPLANATORY NOTE

This Form 10-Q for the quarter ended September 30, 2004 is being filed to restate our interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003, previously furnished on Form 6-K, to reflect: (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing of recognition and the classification of the amortization and write-off of deferred financing fees, (3) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc. and the correction of an associated income tax expense, (4) correction for the timing of recognition and the classification of certain foreign exchange gains and losses on intercompany balances, (5) corrections to revenue recognition related to certain Secure Products contracts, (6) corrections to the accounting for certain investments, (7) corrections in the timing of the recognition of stock-based compensation, and (8) corrections to the computation of the dilutive effect of convertible debentures on diluted earnings per share.

Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein which discloses the adjustments to the Company's interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003 resulting from these restatements.

Several of the corrections relate to transactions and events that arose in prior periods. The Company has filed an amended Form 40-F/A for the fiscal year ended December 31, 2003 and amended Forms 10-Q/A for the quarters ended March 31, 2004, and June 30, 2004.

In addition, the Company has restated and reflected corresponding corrections to the Management Discussion and Analysis in Part I, Item 2.

                      MDC PARTNERS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
   (thousands of United States dollars, except share and per share amounts)

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                              2004            2003            2004          2003
                                                            --------        --------        --------      --------
                                                                         (Restated-See                 (Restated-See
                                                                              Note 2)                      Note 2)
Revenue:
   Services                                                  $63,380         $42,872        $173,665     $123,398
   Products                                                   20,039          19,214          55,309       95,612
                                                       ----------------  --------------  ------------  ---------------
                                                              83,419          62,086         228,974      219,010
                                                       ----------------  --------------  ------------  ---------------
Operating Expenses:
   Cost of products sold                                      12,433          12,509          33,994       45,948
   Salary and related costs *                                 37,431          25,537         104,801       79,428
   General and other operating costs                          28,943          20,320          82,311       76,242
   Other charges (recoveries)                                 (2,350)          1,333          (2,350)       1,333
   Depreciation and amortization                               3,223           1,951           8,796        7,328
    Write-down of fixed assets and other assets                    -               -               -        8,126
    Goodwill charges                                               -               -               -       10,012
                                                       ----------------  --------------  ------------  ---------------
                                                              79,680          61,650         227,552      228,417
                                                       ----------------  --------------  ------------  ---------------

Operating Profit (Loss)                                        3,739             436           1,422       (9,407)
                                                       ----------------  --------------  ------------  ---------------

Other Income (Expenses):
   Gain on sale of assets and settlement
    of long-term debt(Note 11)                                (1,291)          2,861          14,947       47,486
   Foreign exchange gain (loss)                                 (614)             20            (156)      (1,511)
   Interest expense                                           (2,753)         (2,718)         (7,842)     (13,056)
   Interest income                                               136             495             607          666
                                                       ----------------  --------------  ------------  ---------------
                                                              (4,522)            658           7,556       33,585
                                                       ----------------  --------------  ------------  ---------------

Income (Loss) Before Income Taxes, Equity
  in Affiliates and Minority
  Interests                                                     (783)          1,094           8,978       24,178
Income Taxes (Recovery)                                          294          (1,305)            (98)       4,605
                                                       ----------------  --------------  ------------  ---------------

Income (Loss) Before Equity in
 Affiliates and Minority Interests                            (1,077)          2,399           9,076       19,573
Equity in Affiliates                                             455           1,383           3,339        3,174
Minority Interests in Income
 of Consolidated Subsidiaries                                 (2,252)         (1,502)         (5,892)      (2,618)
                                                       ----------------  --------------  ------------  ---------------

 Net Income (Loss)                                           ($2,874)         $2,280          $6,523      $20,129
                                                       ================  ==============  ============  ===============

Earnings (Loss) Per Common Share:
Basic - Net Income (Loss)                                     ($0.13)          $0.12           $0.31         $1.16
Diluted- Net Income (Loss)                                     (0.13)           0.12            0.28          0.99
Weighted Average Number of Common Shares:
    Basic                                                 22,392,533      18,361,746      21,063,632    17,397,476
   Diluted                                                22,392,533      22,890,025      22,984,224    21,539,530



* Includes stock-based compensation expense of $1,907 and $1,746, during the three months ended September 30, 2004 and 2003, respectively, and an expense of $6,906 and $2,721 during the nine months ended September 30, 2004 and 2003, respectively.



The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                                        MDC PARTNERS INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (thousands of United States dollars)

                                                                              September 30,        December 31,
                                                                                  2004                 2003
                                                                            ------------------   -----------------

                                                                               (Unaudited)         (Restated-
                                                                                                   See Note 2)
                 ASSETS

Current Assets:
    Cash and cash equivalents (Note 3)                                              $16,349             $65,929
    Accounts receivable, less allowance for doubtful accounts
      of $1,080 and $529                                                            107,408              58,864
    Expenditures billable to clients                                                 21,079               7,153
    Inventories (Note 7)                                                              8,815               7,735
    Prepaid expenses and other current assets                                         6,636               4,863
                                                                            ------------------   -----------------

    Total Current Assets                                                            160,287             144,544

Fixed Assets, at cost, less accumulated depreciation
      and amortization of $59,457 and $51,596                                        54,482              38,775
Investment in Affiliates                                                              8,238              34,362
Goodwill                                                                            182,186              83,199
Intangibles, less accumulated amortization of $920                                    3,180                   -
Deferred Tax Asset                                                                   11,862              11,563
Other Assets                                                                          8,473               9,096
                                                                            ------------------   -----------------

 Total Assets                                                                      $428,708            $321,539
                                                                            ==================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Bank debt (Note 8)                                                              $13,836                 $ -
    Accounts payable                                                                 68,161              38,451
    Accruals and other liabilities                                                   56,727              34,245
    Advance billings                                                                 44,916              15,731
    Current portion of long-term debt (Note 8)                                        2,427              16,378
    Deferred acquisition consideration                                                  416               1,113
                                                                            ------------------   -----------------

   Total Current Liabilities                                                        186,483             105,918

Long-Term Debt (Note 8)                                                              54,234              95,970
Convertible Notes (Note 12)                                                               -              37,794
Other Liabilities                                                                     4,091                 516
                                                                            ------------------   -----------------

 Total Liabilities                                                                  244,808             240,198
                                                                            ------------------   -----------------

Minority Interests                                                                   37,186               2,432
                                                                            ------------------   -----------------
Commitments and Contingencies (Note 13)
Subsequent events (Note 14)

Shareholders' Equity:
    Share capital (Note 12)                                                         163,106             115,996
    Share capital to be issued                                                        3,909                   -
    Additional paid-in capital                                                       16,803               4,610
    Retained earnings (deficit)                                                     (36,312)            (39,169)
    Accumulated other comprehensive income (loss)                                      (792)             (2,528)
                                                                            ------------------   -----------------

 Total Shareholders' Equity                                                         146,714              78,909
                                                                            ------------------   -----------------

 Total Liabilities and Shareholders' Equity                                        $428,708            $321,539
                                                                            ==================   =================

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                                        MDC PARTNERS INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                       (thousands of United States dollars)


                                                                            Nine Months Ended September 30,
                                                                                    2004                2003
                                                                                  --------            --------
                                                                                                     (Restated-
                                                                                                      See Note 2)
Cash flows from operating activities:
  Net income                                                                       $6,523              $20,129
  Adjustments for non-cash items:
     Stock-based compensation                                                       6,906                2,721
     Depreciation and amortization                                                  8,796                7,328
     Amortization and write-off of deferred finance charges                         5,993                3,365
     Non-cash interest expense                                                          -                3,408
     Deferred income taxes                                                           (108)               4,614
     Foreign exchange                                                                 156                1,511
     Gain on sale of assets and settlement of long-term debt (Note 11)            (18,613)             (49,158)
     Write-down of fixed assets and other assets                                        -                8,126
     Goodwill charges                                                                   -               10,012
     Earnings of affiliates, net of distributions                                   2,113               (2,161)
     Minority interest and other                                                   (2,146)              (1,207)
     Changes in non-cash working capital                                           (4,381)              (4,918)
                                                                             ----------------     ----------------
          Net cash provided by operating activities                                 5,239                3,770
                                                                             ----------------     ----------------
Cash flows from investing activities:
     Capital expenditures                                                         (11,437)             (12,925)
     Proceeds of dispositions                                                           -              118,722
     Acquisitions, net of cash                                                    (17,137)             (21,529)
     Other assets, net                                                             (2,939)               3,957
                                                                             ----------------     ----------------
          Net cash provided by (used in) investing activities                     (31,513)              88,225
                                                                             ----------------     ----------------
Cash flows from financing activities:
     Increase in bank indebtedness                                                 13,836                    -
     Proceeds from issuance of long-term debt                                      67,346               11,439
     Repayment of long-term debt                                                  (94,471)             (87,985)
     Issuance of share capital                                                      3,608                1,652
     Purchase of share capital                                                    (12,110)              (6,343)
                                                                             ----------------     ----------------
          Net cash used in financing activities                                   (21,791)             (81,237)
                                                                             ----------------     ----------------
Effect of exchange rate changes on cash and cash equivalents                       (1,692)               4,387
                                                                             ----------------     ----------------
          Net increase (decrease) in cash and cash equivalents                    (49,757)              15,145
Cash and cash equivalents at beginning of period                                   66,106               31,226
                                                                             ----------------     ----------------
Cash and cash equivalents at end of period                                        $16,349              $46,371
                                                                             ================     ================

Supplemental disclosures:
     Cash income taxes paid                                                        $1,092               $1,057
     Cash interest paid                                                            $5,859               $3,869
Non-cash consideration:
     Share capital issued, or to be issued, on acquisitions (Note 9)              $20,840                    -
     Share capital issued on settlement of convertible notes                      $34,919                    -
     Stock-based awards issued, on acquisitions (Note 9)                           $1,315               $2,530
     Settlement of debt with investment in affiliate:
       Reduction in exchangeable securities (Note 11)                            ($33,991)                   -
       Proceeds on sale of investment (Note 11)                                   $33,991                    -

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

         As of September 22, 2004, the Company was required to consolidate, pursuant to FASB Interpretation 46R on Variable Interest Entities ("FIN 46R"), Crispin Porter + Bogusky, LLC, a non-controlled affiliate, which was previously accounted for under the equity method. This change in accounting method was a result of a change in the relationship between the Company and Crispin Porter + Bogusky, LLC and its officers, affected by the Company's senior credit agreement entered into on September 22, 2004. (See Note 10).

         Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company's financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. This required disclosure for the three months and nine months ended September 30, 2004 and 2003 is set out in Note 15.

2.       Restatement of Financial Statements

         In preparing the financial statements for the three and nine-month periods ended September 30, 2004, the Company determined that its previously filed audited consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and its previously issued interim unaudited condensed consolidated financial statements for the three months ended March 31, 2003 and 2004; the three and six months ended June 30, 2003 and 2004; and the three and nine months ended September 30, 2003 contained misapplication of Canadian and US GAAP and those financial statements required restatement.

         These adjustments pertained to the correction of the accounting for various transactions including the correction for the following: (1) corrections in the recognition of compensation expense on the privatization of Maxxcom, (2) corrections in the timing of recognition and the classification of the amortization and write-off of deferred financing fees, (3) corrections in the timing and amounts recognized on the gain on sale of the investment in Custom Direct Inc. and the correction of an associated income tax expense, (4) correction for the timing of recognition and the classification of certain foreign exchange gains and losses on intercompany balances, (5) corrections to revenue recognition related to certain Secure Products contracts, (6) corrections to the accounting for certain investments, (7) corrections in the timing of the recognition of stock-based compensation, and (8) corrections to the computation of the dilutive effect of convertible debentures on diluted earnings per share.

         The Company has restated its consolidated financial statements as at and for the year ended December 31, 2003, 2002 and 2001, the effect of which is described in the Company's restated 2003 Annual Report as filed on Form 40-F/A dated December 20, 2004. The Company has also restated its interim unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003; for the three and six months ended June 30, 2004 and 2003; and the three and nine months ended September 30, 2003. Reliance should be placed solely on the restated financial statements in the Form 40-F/A, and in the Forms 10Q/A and not on the previously filed Form 40-F dated May 10, 2004, previously filed Form 10-Q for the three and six months ended June 30, 2004 filed on August 4, 2004 or any other previously reported financial statements for the periods identified above. The interim unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2004, and 2003; June 30, 2004 and 2003; and September 30, 2003, to reflect the following restatement adjustments:

                  (1) The correction in the compensation expense on the privatization of Maxxcom. The correction of the recognition of stock based compensation related to Maxxcom Inc. acquisition pursuant to SFAS 123 "Accounting for Stock Based Compensation" related to the stock option remeasurement required on the issuance of vested and unvested options of the Company in exchange for vested and unvested stock options of Maxxcom Inc. associated with the acquisition of the 26% minority interest holding of Maxxcom Inc. by the Company in July 2003 and on the modification of certain options and stock appreciation rights on the termination of an employee. These corrections increased salary and related costs, reducing operating profit and net income for the nine months ended September 30, 2004, by $148. These corrections increased salary and related costs, thus reducing operating profit (loss) and net income for the three and nine months ended September 30, 2003, by $284. The correction of severance costs previously capitalized as part of the cost of the acquisition of the 26% minority interest holding of Maxxcom Inc. in July 2003, rather than being expensed. This correction increased other charges by $1,333, reduced operating profit by $1,333 during the three months and nine months ended September 30, 2003;

                  (2) The reclassification of the amortization of deferred financing fees to interest expense. Previously, the amortization of certain deferred financing fees were classified as depreciation in amortization expense or were netted against the gain on sale of assets. The amortization of deferred financing fees should be classified as interest expense and the write-off of deferred financing costs included in the loss on the settlement of debt. These corrections reduced depreciation and amortization, and increased interest expense, by $473 and $1,693 for the three months and nine months ended September 30, 2003, respectively, resulting in no change to net income in either period;

                  (3) To correct certain errors in the calculation of the gain on the disposal of the Company's 80% interest in Customs Direct, Inc. in June 2003. Associated with this transaction, income tax expense was corrected due to income tax benefits having been calculated incorrectly. These corrections reduced the gain on sale of assets by $4,239 in the nine months ended September 30, 2003;

                  (4) The correction of the accounting for foreign exchange gains and losses related to certain intercompany balances previously reflected in accumulated comprehensive income rather than being recognized in statement of operations. This change resulted in a foreign exchange gain of $20 and a loss of $1,511 for the three and nine months ended September 30, 2003, respectively, correspondingly affecting net income by the same amounts;

                  (5) The correction of revenue recognition related to various revenue arrangements in accordance with the SEC's Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), and as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The correction of the accounting includes: (a) The Company incorrectly accounted for certain contracts entered into in the Secured Products segment relating to multiple element manufacturing arrangements. The Company incorrectly recognized revenue on an "as billed" basis as they completed various deliverables under the contract. The Company has determined that multiple elements revenue should be accounted for as one unit of accounting under both SAB 101, as amended and under EITF 00-21 as the Company does not have reliable, verifiable and objectively determinable evidence of the fair value of the various elements in these arrangements, and specifically the undelivered elements. Revenue should be recognized when the final element of the arrangement is completed and the product is shipped to the customer or end user. Amounts received in advance of this date have been deferred and recognized at the shipping date; (b) The Company incorrectly recorded revenue related to its stamp printing business using the percentage of completion method consistent with the guidance provided by Statement of Position 81-1, Accounting for Performance of Construction/Production Contracts ("SOP 81-1"). The manufacture of stamps is not within the scope of SOP 81-1. Revenue related to the manufacture of stamps has been restated to be recognized when the stamps are shipped to the customer and the Company's obligations under the contractual arrangements are completed; and (c) Under the contractual arrangements in both (a) and (b) above, the Company has the ability to recover any costs incurred to date under possible termination of the contract, and accordingly the Company has restated the financial statements to give effect to the deferral of costs related to the manufacturing activates as inventory work-in-progress. To reflect this correction, the Company has retroactively restated its annual financial statements at the beginning of the first quarter of 2001 as presented in the Company's restated annual consolidated financial statements included in the Company's Form 40-F/A for the year-ended December 31, 2003, with retained earnings at January 1, 2001 adjusted for the effects of the restatement on prior years. For the three months ended September 30, 2003, these corrections increased product revenue by $316, costs of sales by $436, reduced operating profit by $120, reduced income taxes expense by $27 and net income by $93. This correction reduced product revenue by $561, costs of sales by $474, operating profit by $87, increased income taxes expense by $16 and reduced net income by $103 for the nine months ended September 30, 2003;

                  (6) The correction of the accounting for three investments:
                  (a) A joint venture operating entity owning a rental property, in which the significant financial operating policies are by contractual arrangement jointly controlled by all parties having an equity interest in the entity, was previously accounted for on a proportionately consolidated basis. Pursuant to APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the investment in the joint venture is now accounted for using the equity method; A majority owned investee, Accumark Promotions Group, Inc., was previously accounted for on a consolidated basis. Upon evaluation pursuant to EITF 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", management determined the investee could not be consolidated and accordingly it is now accounted for by the Company using the equity method; (c) The Company's 20% interest in CDI, up to the date of its sale in February 2004, was previously accounted for on the cost basis and has now been restated and accounted for under the equity method as management has determined significant influence existed. Due to the nature of the adjustments, this correction impacted most amounts on the statement of operations and balance sheets. However, other than item (c) above, the collections had no impact on net income (loss). For the period, the impact of these changes was to decrease operating profit for the three and nine months ended September 30, 2003 by $1,222 and $2,431, respectively;

                  (7) The correction of the accounting for stock-based compensation to recognize, on a cumulative basis, compensation cost to the end of each reporting period at least equal to the value of the vested portion of the stock-based award at that same date. This change increased salary and related costs by $65 for the three months ended September 30, 2003, and by $58 and $271 for the nine months ended September 30, 2004 and 2003, respectively; and

                  (8) The correction to the computation of the dilutive effect of convertible debentures in calculating dilutive earnings per share figures.

         The Company has restated its consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, the effect of which is described in the Company's 2003 Annual Report as filed on Form 40-F/A. The Company has also restated its interim unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 and for the three and six months ended June 30, 2004 and 2003, as filed on Forms 10-Q/A. The cumulative effect of these adjustments to all restated periods through June 30, 2004 was to increase accumulated deficit by $5,001 and to decrease total shareholderes' equity by $1,118. The following statements present the effect of these deficits by $5,001 and to restatements and these changes in classification for the three and nine months ended September 2003:

                                                                          Three Months Ended September 30, 2003
                                                                     -------------------------------------------------
                                                                       As Reported      Adjustments     As Restated
                                                                     ----------------  --------------  ---------------
Revenue:
   Services                                                                $45,987         ($3,115)        $42,872
   Products                                                                 18,898             316          19,214
                                                                     ----------------  --------------  ---------------
                                                                            64,885          (2,799)         62,086
                                                                     ----------------  --------------  ---------------
Operating Expenses:
   Cost of products sold                                                    12,073             436          12,509
   Salary and related costs                                                 25,698            (161)         25,537
   General and other operating costs                                        21,662          (1,342)         20,320
   Other charges (recoveries)                                                    -           1,333           1,333
   Depreciation and amortization                                             2,465            (514)          1,951
                                                                     ----------------  --------------  ---------------
                                                                            61,898            (248)         61,650
                                                                     ----------------  --------------  ---------------

Operating Profit                                                             2,987          (2,551)            436
                                                                     ----------------  --------------  ---------------

Other Income (Expenses):
   Gain (loss) on sale of assets and other                                   1,842           1,019           2,861
   Foreign exchange gain                                                         -              20              20
   Interest expense                                                         (2,321)           (397)         (2,718)
   Interest income                                                             495               -             495
                                                                     ----------------  --------------  ---------------
                                                                                16             642             658
                                                                     ----------------  --------------  ---------------

Income  Before  Income  Taxes,  Equity in  Affiliates  and  Minority
Interests                                                                    3,003          (1,909)          1,094
Income Taxes (Recovery)                                                     (1,221)            (84)         (1,305)
                                                                     ----------------  --------------  ---------------

Income Before Equity in Affiliates and Minority Interests                    4,224          (1,825)          2,399
Equity in Affiliates                                                           530             853           1,383
Minority Interests                                                          (1,596)             94          (1,502)
                                                                     ----------------  --------------  ---------------

Net Income                                                                  $3,158           ($878)         $2,280
                                                                     ================  ==============  ===============

Earnings Per Common Share:
   Basic                                                                     $0.17                           $0.12
   Diluted                                                                    0.15                            0.12

Weighted Average Number of Common Shares:
   Basic                                                                18,361,746                       18,361,746
   Diluted                                                              23,249,320                       22,890,025

                                                                           Nine Months Ended September 30, 2003
                                                                     -------------------------------------------------
                                                                       As Reported      Adjustments     As Restated
                                                                     ----------------  --------------  ---------------
Revenue:
   Services                                                                $131,525        ($8,127)       $123,398
   Products                                                                  96,173           (561)         95,612
                                                                      ---------------  --------------  ---------------
                                                                            227,698         (8,688)        219,010
                                                                      ---------------  --------------  ---------------
Operating Expenses:
   Cost of products sold                                                     46,422           (474)         45,948
   Salary and related costs                                                  80,503         (1,075)         79,428
   General and other operating costs                                         80,189         (3,947)         76,242
   Other charges (recoveries)                                                     -          1,333           1,333
   Depreciation and amortization                                              9,140         (1,812)          7,328
   Write-down of fixed assets and other assets                                8,126              -           8,126
   Goodwill charges                                                          10,012              -          10,012
                                                                      ---------------  --------------  ---------------
                                                                            234,392         (5,975)        228,417
                                                                      ---------------  --------------  ---------------

Operating Profit (Loss)                                                      (6,694)        (2,713)         (9,407)
                                                                      ---------------  --------------  ---------------

Other Income (Expenses):
   Gain (loss) on sale of assets                                             50,436         (2,950)         47,486
   Foreign exchange loss                                                          -         (1,511)         (1,511)
   Interest expense                                                         (11,583)        (1,473)        (13,056)
   Interest income                                                              666              -             666
                                                                      ---------------  --------------  ---------------
                                                                             39,519         (5,934)         33,585
                                                                      ---------------  --------------  ---------------

   Income  Before Income  Taxes,  Equity in  Affiliates  and Minority
   Interests                                                                 32,825         (8,647)         24,178
Income Taxes (Recovery)                                                       4,770           (165)          4,605
                                                                      ---------------  --------------  ---------------

   Income Before Equity in Affiliates and Minority Interests                 28,055         (8,482)         19,573
Equity in Affiliates                                                          1,752          1,422           3,174
Minority Interests                                                           (2,975)           357          (2,618)
                                                                      ---------------  --------------  ---------------

Net Income                                                                  $26,832        ($6,703)        $20,129
                                                                      ===============  ==============  ===============

Earnings Per Common Share:
   Basic - Net Income                                                         $1.50                          $1.16
   Diluted - Net Income                                                        1.24                           0.99

Weighted Average Number of Common Shares:
   Basic                                                                 17,397,476                      17,397,476
   Diluted                                                               23,541,571                      21,539,530

                                                                    For the Nine Months Ended September 30, 2003
                                                                ------------------------------------------------------
                                                                    As Reported         Adjustments     As Restated
                                                                ---------------------  --------------  ---------------
Cash flows from operating activities:
Net income                                                            $26,832              ($6,703)        $20,129
   Adjustments for non-cash items:
   Stock-based compensation                                             2,166                  555           2,721
   Depreciation and amortization                                        9,140               (1,812)          7,328
   Amortization and write-off of deferred finance charges                   -                3,365           3,365
   Non-cash interest expense                                            3,408                    -           3,408
   Deferred income taxes                                                4,598                   16           4,614
   Foreign exchange                                                         -                1,511           1,511
   Gain on sale of assets                                             (50,436)               1,278         (49,158)
   Write-down of fixed assets and other assets                          8,126                    -           8,126
   Goodwill charges                                                    10,012                    -          10,012
   Earnings of affiliates, net of distributions                        (2,457)                 296          (2,161)
   Minority interest and other                                         (1,207)                   -          (1,207)
   Changes in non-cash working capital                                 (5,627)                 709          (4,918)
                                                                ---------------------  --------------  ---------------
     Net cash provided by (used in) operating activities                4,555                 (785)          3,770
                                                                ---------------------  --------------  ---------------
Cash flows from investing activities:
   Capital expenditures                                               (12,918)                  (7)        (12,925)
   Proceeds of dispositions                                           118,722                    -         118,722
   Acquisitions, net of cash                                          (22,862)               1,333         (21,529)
   Other assets, net                                                    3,933                   24           3,957
                                                                ---------------------  --------------  ---------------
     Net cash provided by (used in) investing activities               86,875                1,350          88,225
                                                                ---------------------  --------------  ---------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            11,439                    -          11,439
   Repayment of long-term debt                                        (88,055)                  70         (87,985)
   Issuance of share capital                                            1,652                    -           1,652
   Purchase of share capital                                           (6,343)                   -          (6,343)
                                                                ---------------------  --------------  ---------------
     Net cash used in financing activities                            (81,307)                  70         (81,237)
                                                                ---------------------  --------------  ---------------
Effect of exchange rate changes on cash and cash equivalents            4,387                    -           4,387
                                                                ---------------------  --------------  ---------------
   Net decrease in cash and cash equivalents                           14,510                  635          15,145
Cash and cash equivalents at beginning of period                       32,250               (1,024)         31,226
                                                                ---------------------  --------------  ---------------
Cash and cash equivalents at end of period                            $46,760                ($389)        $46,371
                                                                =====================  ==============  ===============

Supplemental disclosures:
   Income taxes paid                                                   $1,057                    -          $1,057
   Interest paid                                                       $3,869                    -          $3,869
Non-cash consideration:
   Stock-based awards issued, on acquisitions                          $1,900                  630          $2,530



3.       Significant Accounting Policies

         The Company's significant accounting policies are summarized as follows:

                  Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of MDC Partners Inc. (formerly MDC Corporation Inc.) and its domestic and international controlled subsidiaries that are not considered variable interest entities and variable interest entities for which the Company is the primary beneficiary.
         Intercompany balances and transactions have been eliminated.
         (See Notes 6 and 10)

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

                  Cash and Cash Equivalents. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at September 30, 2004 is $1,715 of cash restricted as to withdrawal pursuant to a collateral agreement and a customer's contractual requirement.

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

                  Depreciation of Fixed Assets. Buildings are depreciated on a straight-line basis over the estimated useful lives of 20 to 25 years. Computers, furniture and fixtures are depreciated on a declining balance basis at rates of between 20% to 50% per year. Machinery and equipment are depreciated on a declining balance basis at rates of between 10% to 20% per year. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.

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

                  Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control over the operating and financial policies of the affiliate; or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over, the operating and financial policies of the affiliate. The Company's investments accounted for using the equity method include Accumark Promotions Group Inc., 55% owned by the Company, Cliff Freeman & Partners, LLC ("CF"), 19.9% owned by the Company, Mono Advertising LLC, 49.9% owned by the Company, Zig, Inc., 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. Until September 22, 2004, this also included Crispin Porter + Bogusky, LLC, 49.9% owned by the Company, which, after this date, was consolidated in the accompanying financial statements under the accounting standards for variable interest entities (see Note 10). The Company's management periodically evaluates these investments to determine if there have been any, other than temporary, declines in value.

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

                  Intangible Assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", intangibles with a definite life, other than goodwill, acquired as a result of a business combination are subject to amortization. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used. Intangible assets that are subject to amortization are reviewed for potential impairment in accordance with SFAS 144 at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. The Company is amortizing its intangible assets on a straight-line basis over a period of 3 years.
                  .

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

         Revenue derived from the stamp operations is recognized upon shipment or upon delivery of the product to the customer when the Company's obligations under the contractual arrangements are completed, the customer takes ownership and assumes the risk of loss of the product, the selling price is determined and the collection of the related receivable is reasonably assured. The Company performs extensive quality control testing procedures prior to shipment to ensure that its contractual obligations are met. Under these contractual arrangements, the Company has the ability to recover any costs incurred to date under possible termination of the contract, accordingly the Company accounts for the manufacturing costs incurred as inventory work-in-process, until completion of production.

         Revenue derived from secured printing arrangements whereby the Company manufactures and stores the printed product for a period of time at the direction of its customer with delivery at a future date (within a 90 day period) is accounted for on a "bill and hold" basis whereby the Company allocates the arrangement consideration on a relative fair value basis between the printing service and the storage service. The Company recognizes the printing revenue when the customized printed products moves to the secure storage facility and the printing process is complete and when title transfers to the customer. The Company has no further obligations under the printing segment of the arrangement. The Company recognizes the storage fee revenue when the customized printed products are delivered to the customer or the end user. Although amounts are generally not billed by the Company until the customized print product is delivered to the customer's premises, collection of the entire consideration is due under certain contracts within 90 days of completion of the printing segment of the arrangement.

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

         The Company's revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"). SAB 104 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

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

                  Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock based awards as prescribed by SFAS 123 "Accounting for Stock-Based Compensation". Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

         The Company adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award's vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

         Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company's payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the servce period in operating income in the period incurred. The final payment amount for Share Appreciation Rights is established on the date of the exercise of the award by the employee.

         Stock-based awards that are settled in cash or equity at the option of Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes service period, that is the option pricing model, and is recorded into operating income over the vesting period of the award. When awards are exercised, share capital is credited with the related portion previously credited to additional paid-in capital.

         As noted, prior to January 1, 2003, the Company did not use the fair value method to account for certain employee stock-based compensation plans but disclosed this pro forma information for options granted commencing fiscal in 1995. The table below summarizes the quarterly pro forma effect for the three months and nine months ended September 30, 2004 and 2003, respectively, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:



                                                              Three Months Ended             Nine  Months  Ended
                                                                 September 30,                  September 30,
                                                        ------------------------------    ---------------------------
                                                            2004             2003           2004           2003
                                                        ------------     -------------    ---------    --------------
                                                                          (Restated -                   (Restated -
                                                                           See Note 2)                   See Note 2)

   Net income (loss) as reported                            ($2,874)       $2,280           $6,523       $20,129

   Fair value costs, net of income tax, of
     stock-based employee compensation for options
     issued prior to 2003                                       225           455              894         1,450
                                                        ------------     -------------    ---------    --------------
   Net income (loss), pro forma
                                                            ($3,099)       $1,825           $5,629       $18,679
                                                        ============     =============    =========    ==============

   Basic net income (loss) per share, as reported           ($0.13)         $0.12            $0.31         $1.16
   Basic net income (loss) per share, pro forma             ($0.14)         $0.10            $0.27         $1.07
   Diluted net income (loss) per share, as reported         ($0.13)         $0.12            $0.28         $0.99
   Diluted net income (loss) per share, pro forma           ($0.14)         $0.10            $0.24         $0.92

    The fair value of the stock options and similar awards at the grant date used to compute pro forma net income (loss) and net income (loss) per share was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three months ended:

                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                  -------------------------------    ----------------------------
                                                        2004            2003            2004            2003
                                                  --------------    -------------    ------------    ------------
   Expected dividend                                    0%              0%              0%              0%
   Expected volatility                                 40%             40%             40%             40%
   Risk-free interest rate                              4.0%            6.0%            4.0%            6.0%
   Expected option life in years                        3.71            5               3.71            5
   Weighted  average stock option
    fair value per option granted                      $3.63           $4.27           $4.65           $2.53

                  Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the "Share capital to be issued" as reflected in the Shareholders' Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, warrants, stock appreciation rights and restricted stock units. For purposes of computing diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, nil and 4,528,279 shares, and for the nine months ended September 30, 2004 and 2003, respectively, 1,920,592 and 6,115,279 shares, were assumed to have been outstanding related to common share equivalents. Additionally, the assumed increase in net income related to the after-tax interest costs of convertible debentures used in the computations was $0 and $402 for the three months ended September 30, 2004 and 2003, respectively, and $0 and $1,165 for the nine months ended September 30, 2004 and 2003, respectively.

         The following table details the weighted average number of common shares outstanding for each of the three months and nine months ended September 30, 2004 and 2003, respectively:

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                 -------------------------------    --------------------------------
                                                     2004              2003             2004              2003
                                                 --------------    -------------    -------------    ---------------
Basic weighted average shares outstanding         22,392,533        18,361,746       21,063,632        17,397,476
Weighted average shares dilution adjustments:
Dilutive stock options (a)                                 -           750,330        1,920,592           364,105
7% convertible senior notes                                -         3,777,949                -         3,777,949
                                                 --------------    -------------    -------------    ---------------
Diluted weighted average shares outstanding (b)   22,392,533        22,890,025       22,984,224        21,539,530
                                                 ==============    =============    =============    ===============


         (a)  Dilutive and anti-dilutive stock options and similar awards were determined by using the average closing price of the Class A subordinate voting shares for the period. For the three months ended September 30,
              2004 and 2003, the average share price used was $11.54 per share and $9.32 per share, respectively. For the nine months ended September 30, 2004 and 2003, the average share price used was $12.81 per share and
              $6.28 per share, respectively.

         (b)  Had certain stock options, similar awards and the convertible debt been dilutive, they would have added
              1,392,226 dilutive shares and nil dilutive shares for the three months ended September 30, 2004 and 2003, respectively, and added 1,197,355 dilutive shares and nil dilutive shares for the nine months ended
              September 30, 2004 and 2003, respectively.

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

4.       Comprehensive Income (Loss)

         Total comprehensive income and its components were:


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                      ------------------------------    ----------------------------
                                                          2004             2003            2004            2003
                                                      ------------     -------------    -----------    -------------
                                                                        (Restated -                     (Restated -
                                                                         See Note 2)                     See Note 2)

         Net income (loss) for the period               ($2,874)          $2,280          $6,523         $20,129
         Unrealized gain on marketable securities             -              550               -           2,640
         Reclassification adjustment for realized loss        -           (2,640)              -          (2,640)
         Foreign currency cumulative translation
           adjustment                                     2,421              811           1,736         (12,042)
                                                      ------------     -------------    -----------    -------------
         Comprehensive income (loss) for the period       ($453)          $1,001          $8,259          $8,087
                                                      ============     =============    ===========    =============

5.       New Accounting Pronouncements

         The following recent pronouncements were issued by the Financial Accounting Standards Board ("FASB") and became effective in 2004:

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51" ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. The Interpretation was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities Revised" ("FIN 46R"). FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. See Note 10 for the impact the effective provisions of FIN 46R had on the Company's consolidated financial statements.

         In November 2003, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), investments in a loss position. Effective for years ended after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. In October 2004, the EITF temporarily delayed the effective date of the recognition and measurement provisions of EITF 03-01 until such time as a proposed FASB Staff Position provides guidance on the application of those provisions. The effective provisions of this consensus do not have a material impact on the Company's interim unaudited condensed consolidated financial statements.

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

         Many of the Company's Marketing Communications businesses have significant other interestholders and in some cases, the Company operates the business as a joint venture with these other interestholders in a fashion similar to a joint venture. The Company's management oversees these businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the businesses comprising this segment also provides readers with a complete view of the elements of all operations that significantly affect the Marketing Communications reportable segment's profitability. Accumark Promotions Group Inc, owned 55% by the Company, Cliff Freeman & Partners, LLC, owned 19.9% by the Company, Mono Advertising LLC, owned 49.9% by the Company, and, Zig, Inc., owned 49.9% by the Company, are required to be equity accounted for under US GAAP. Additionally, for all presented periods prior to September 22, 2004, Crispin Porter + Bogusky, LLC, owned 49% by the Company, was also required to be equity accounted for and, for subsequent periods consolidated, under US GAAP. (See Note 10 - Variable Interest Entities). For purposes of the segmented information disclosure, 100% of the results of operations of these three entities have been combined with the other business of the Marketing Communications reportable segment and the alternate operating results have been described as "Combined". A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the US GAAP reported results of operations has been provided by the Company in the tables included in the segmented information disclosure.

Summary financial information concerning the Company's reportable segments for the three months ended September 30 is shown in the following table:


Three Months Ended September 30, 2004:

                                   Combined                                           As Reported under US GAAP
                              --------------------                  --------------------------------------------------------------

                                                                                       Secure
                                  Marketing       Less Equity       Marketing         Products      Corporate &
                               Communications     Affiliates     Communications    International       Other           Total
                              ------------------ -------------- ------------------ --------------- --------------- ---------------
   Revenue                         $77,450            $14,070            $63,380         $20,039           $  -        $83,419
                              -----------------  -------------- ------------------ --------------- --------------- ---------------

   Operating Expenses:
    Cost of products sold                -                  -                  -          12,433              -         12,433
    Salary and related costs*       38,169              8,103             30,066           3,580          3,785         37,431
    General and other
      operating costs               28,273              3,825             24,448           2,243          2,252         28,943
    Other charges (recoveries)           -                  -                  -               -         (2,350)        (2,350)
    Depreciation and
      amortization                   2,683                462              2,221             877            125          3,223
                              -----------------  -------------- ------------------ --------------- --------------- ---------------
                                    69,125             12,390             56,735          19,133          3,812         79,680
                              -----------------  -------------- ------------------ --------------- --------------- ---------------

   Operating Profit (Loss)          $8,325             $1,680             $6,645            $906        ($3,812)         3,739
                              =================  ============== ================== =============== ===============

   Other Income (Expense):
      Gain on sale of assets
          and settlement of
          long-term debt                                                                                                (1,291)
      Foreign exchange loss                                                                                               (614)
      Interest expense, net                                                                                             (2,617)
                                                                                                                   ---------------

   Income (Loss) Before Income Taxes, Equity in Affiliates and
   Minority Interests                                                                                                     (783)
   Income Taxes                                                                                                            294
                                                                                                                   ---------------

   Income  (Loss)  Before  Equity  in  Affiliates   and  Minority                                                       (1,077)
   Interests
   Equity in Affiliates                                                                                                    455
   Minority Interests                                                                                                   (2,252)
                                                                                                                   ---------------

   Net Income (Loss)                                                                                                   ($2,874)
                                                                                                                   ===============

   Capital expenditures             $1,513               $247             $1,266          $2,106            $ -         $3,372

   *Includes stock-based
      compensation                    $162                $91                $71            $  -         $1,836         $1,907

Three Months Ended September 30, 2003 (Restated - See Note 2):

                                   Combined                                           As Reported under US GAAP
                              --------------------                  --------------------------------------------------------------

                                                                                       Secure
                                  Marketing       Less Equity       Marketing         Products      Corporate &
                               Communications     Affiliates     Communications    International       Other           Total
                              ------------------ -------------- ------------------ --------------- --------------- ---------------
Revenue                            $51,343            $8,471           $42,872          $19,214           $  -          $62,086
                              ----------------   -------------- ------------------ --------------- --------------- ---------------

Operating Expenses:
 Cost of products sold                   -                 -                 -           12,509              -           12,509
 Salary and related costs*          23,605             3,614            19,991            3,069          2,477           25,537
 General and other
  operating costs                   19,572             2,864            16,708            2,548          1,064           20,320
 Other charges (recoveries)              -                 -                 -                -          1,333            1,333
 Depreciation and
  amortization                       1,619               163             1,456              359            136            1,951
                              ----------------   -------------- ------------------ --------------- --------------- ---------------
                                    44,796             6,641            38,155           18,485          5,010           61,650
                              ----------------   -------------- ------------------ --------------- --------------- ---------------

Operating Profit (Loss)             $6,547            $1,830            $4,717             $729        ($5,010)             436
                              ================   ============== ================== =============== ===============

Other Income (Expense):
    Gain on sale of assets                                                                                                2,861
    Foreign exchange gain                                                                                                    20
    Interest expense, net                                                                                                (2,223)
                                                                                                                   ---------------

Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                    1,094
Income Taxes (Recovery)                                                                                                  (1,305)
                                                                                                                   ---------------

Income Before Equity in Affiliates and Minority Interests                                                                 2,399
Equity in Affiliates                                                                                                      1,383
Minority Interests                                                                                                       (1,502)
                                                                                                                   ---------------

 Net Income                                                                                                              $2,280
                                                                                                                   ===============

Capital expenditures                $2,330              $148            $2,186           $3,180           $  -           $5,366

*Includes stock-based
  compensation                        $251              $  -              $251             $  -         $1,495           $1,746

Nine Months Ended September 30, 2004:

                                   Combined                                           As Reported under US GAAP
                              --------------------                  --------------------------------------------------------------

                                                                                       Secure
                                  Marketing       Less Equity       Marketing         Products      Corporate &
                               Communications     Affiliates     Communications    International       Other           Total
                              ------------------ -------------- --------------- --------------- --------------- ---------------
    Revenue                        $215,551           $41,886          $173,665         $55,309           $  -        $228,974
                              ------------------ -------------- --------------- --------------- --------------- ---------------
    Operating Expenses:
    Cost of products sold                 -                 -                 -          33,994              -          33,994
    Salary and related costs*       103,138            20,190            82,948          10,426         11,427         104,801
    General and other
      operating costs                80,726            10,757            69,969           6,744          5,598          82,311
    Other charges
   (recoveries)                           -                 -                 -               -         (2,350)         (2,350)
    Depreciation and
      amortization                    7,253               993             6,260           2,359            177           8,796
                              ------------------ -------------- --------------- --------------- --------------- ---------------
                                    191,117            31,940           159,177          53,523         14,852         227,552
                              ------------------ -------------- --------------- --------------- --------------- ---------------

   Operating Profit (Loss)          $24,434            $9,946           $14,488          $1,786       ($14,852)          1,422
                              ================== ============== =============== =============== ===============

   Other Income (Expense):
      Gain on sale of assets
          and settlement of
          long-term debt                                                                                                14,947
      Foreign exchange loss                                                                                               (156)
      Interest expense, net                                                                                             (7,235)
                                                                                                                ---------------

   Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                8,978
   Income Taxes (Recovery)                                                                                                 (98)
                                                                                                                ---------------

   Income Before Equity in Affiliates and Minority Interests                                                             9,076
   Equity in Affiliates                                                                                                  3,339
   Minority Interests                                                                                                   (5,892)
                                                                                                                ---------------

   Net Income                                                                                                           $6,523
                                                                                                                ===============

   Capital expenditures              $6,962            $1,165            $5,797          $5,566            $74         $11,437

   *Includes stock-based
      compensation                     $439              $165              $274            $  -         $6,632          $6,906

Nine Months Ended September 30, 2003 (Restated - See Note 2)

                                   Combined                                           As Reported under US GAAP
                              --------------------                  --------------------------------------------------------------

                                                                                       Secure
                                  Marketing       Less Equity       Marketing         Products      Corporate &
                               Communications     Affiliates     Communications    International       Other           Total
                              ------------------ -------------- --------------- --------------- --------------- ---------------
  Revenue                         $147,929           $24,531         $123,398          $95,612             $  -        $219,010
                              ------------------ -------------- --------------- --------------- --------------- --------------

  Operating Expenses:
  Cost of products sold                  -                 -                -         45,948                -          45,948
  Salary and related costs*         70,009            10,553           59,456         14,835            5,137          79,428
  General and other
    operating costs                 55,936             7,444           48,492         25,067            2,683          76,242
  Other charges                          -                 -                -              -            1,333           1,333
  Depreciation and
    amortization                     4,710               393            4,317          2,614              397           7,328
Write-down  of fixed  assets
    and other assets                     -                 -                -          8,126                -           8,126
Goodwill charges                         -                 -                -         10,012                -          10,012
                              ------------------ -------------- --------------- --------------- --------------- --------------
                                   130,655            18,390          112,265        106,602            9,550         228,417
                              ------------------ -------------- --------------- --------------- --------------- --------------

  Operating Profit (Loss)          $17,274            $6,141          $11,133       ($10,990)         ($9,550)         (9,407)
                              ================== ============== =============== =============== ===============

Other Income (Expenses):
   Gain on sale of assets                                                                                                47,486
   Foreign exchange loss                                                                                                 (1,511)
   Interest expense, net                                                                                                (12,390)
                                                                                                                      -----------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                  24,178
Income Taxes                                                                                                              4,605
                                                                                                                      -----------

Income Before Equity in Affiliates and Minority Interests                                                                19,573
Equity in Affiliates                                                                                                      3,174
Minority Interests                                                                                                       (2,618)
                                                                                                                      -----------

Net Income                                                                                                              $20,129
                                                                                                                      ===========

  Capital expenditures              $9,265            $4,542           $4,723           $8,199               $3         $12,925

*Includes  stock-based
    compensation                      $251              $  -             $251             $  -           $2,470          $2,721

         A summary of the Company's revenue geographic area as of September 30, 2004 and 2003 is set forth in the following table.

                                                                                      Australia & the
                                                 United States             Canada      United Kingdom      Total
                                              ------------------- ------------------ --------------- -------------
         Revenue
         Three Months Ended September 30,
           2004                                        $55,821             $20,266        $7,332         $83,419
           2003 (Restated - See Note 2)                 33,324              21,292         7,470          62,086

         Revenue
         Nine Months Ended September 30,
           2004                                       $150,520             $59,121       $19,333        $228,974
           2003 (Restated - See Note 2)                143,809              57,223        17,978         219,010

         Long-lived Assets
         at September 30,
           2004                                        $30,348             $19,663        $5,742         $55,753
           2003 (Restated - See Note 2)                 14,833              17,276         4,420          36,529

7.       Inventories

         The components of inventory are listed below:
                                                                   September 30,                 December 31,
                                                                        2004                         2003
                                                                 -------------------          -------------------
                                                                                               (Restated - See
                                                                                                   Note 2)
         Raw materials and supplies                                      $3,703                      $3,743
         Work-in-process                                                  5,112                        3,992
                                                                 -------------------          -------------------
             Total                                                       $8,815                       $7,735
                                                                 ===================          ===================


8.       Long-Term and Bank Debt


         During the second quarter of 2004, the Company reached agreements with its senior credit lenders to amend the terms of the credit facility of its subsidiary, Maxxcom Inc., to eliminate the scheduled quarterly borrowing reductions after March 31, 2004 and to change the facility's maturity date from March 31, 2005 to September 30, 2004. As a result of this amendment, the Company was not required to make a debt repayment in the second quarter of $5.2 million (C$7.0 million).

         On June 10, 2004, MDC Partners Inc. entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $18.7 million (C$25.0 million) maturing in May of 2005. The facility was available for general corporate purposes including acquisitions, however, it could not be used to repay existing debt or to provide financial assistance to businesses securing such debt. This facility bore interest at variable rates based upon LIBOR, Canadian bank prime or US bank base rate, at the Company's option. Based on the level of debt relative to certain operating results, the interest rates on loans were calculated by adding between 175 to 275 basis points to the LIBOR and Bankers Acceptance based interest rate loans and between 75 to 175 basis points to all other loan interest rates. The provisions of the facility contained various covenants pertaining to debt to EBITDA ratios, debt to capitalization ratio, and the maintenance of certain interest coverage and minimum shareholders' equity levels. The facility was secured by a pledge of the Company's assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company's Secure Products International operating segment and Kirshenbaum Bond + Partners, LLC ("KBP").

         On September 22, 2004, MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100 million (including swing-line advances of up to $10 million) maturing in September 2007 (the "Credit Agreement'). This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company's option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 275 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 125 basis points on to all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization ("EBITDA"), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders' equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. The facility is secured by a senior pledge of the Company's assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company's Secure Products International operating segment and by a substantial portion of the underlying assets of the businesses comprising the Company's Marketing Communications operating segment, the underlying assets being carried at a value represented by the total assets reflected on the Company's consolidated balance sheet at September 30, 2004. At September 30, 2004, the aggregate amount of swing line advances, plus outstanding checks was $13,836, and the unused portion of the total facility was $37,164.

         This Credit Agreement is available for general corporate purposes, including acquisitions. Funds from this facility were initially used to repay in full and cancel the Maxxcom credit facility maturing September 30, 2004, the Maxxcom subordinated debenture maturing September 2005, the MDC Partners revolving credit facility entered into in June 2004 and maturing May 2005, and certain subsidiaries' current bank loans.

         See Note 14, Subsequent Events, for a discussion of the subsequent violation of debt covenants and the waivers that have been obtained to ensure compliance with the Company's Credit Agreement.

         The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. This component, reflected as bank debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses.

         At September 30, 2004 and at December 31, 2003, the Company's long-term indebtedness was comprised as follows:

                                                                   September 30,                 December 31,
                                                                        2004                         2003
                                                                 -------------------          -------------------
         Adjustable rate exchangeable securities                           $  -                     $30,318
         Note payable and other bank loans                                    -                        4,249
         Maxxcom credit facility                                              -                       30,718
         Maxxcom subordinated debenture                                       -                       39,849
         MDC revolving credit facility                                   49,000                            -
                                                                 -------------------          -------------------
                                                                         49,000                      105,134
         Obligations under capital leases                                 7,661                        7,214
                                                                 -------------------          -------------------
                                                                         56,661                      112,348
         Less: current portion                                            2,427                       16,378
                                                                 -------------------          -------------------
                                                                        $54,234                      $95,970
                                                                 ===================          ===================

         As at September 30, 2004, $4,173 (December 31, 2003 - $9,725) of the
         consolidated cash position is held by subsidiaries, which, although available for the subsidiaries' use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce MDC Partners Inc. indebtedness.

         Included in long-term debt, as at December 31, 2003, is an obligation in the amount of $3,974, being the fair value of the embedded derivative in the Company's exchangeable debentures. On February 13, 2004, the exchangeable debentures were settled in full as described in
         Note 11.


9.       Acquisitions

         First Quarter 2004 Acquisitions

         Kirshenbaum Bond + Partners

         On January 29, 2004, the Company acquired a 60% ownership interest in KBP in a transaction accounted for under the purchase method of accounting. KBP is comprised of four units: Kirshenbaum Bond (New York and San Francisco) which are primarily advertising agencies, LIME Public Relations + Promotion, The Media Kitchen, which handles media buying and planning, and Dotglu, an interactive and direct marketing unit. KBP is recognized for creating very successful non-traditional marketing campaigns and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. As part of the acquisition, the Company paid $21,129 in cash, issued 148,719 shares of the Company's common stock to the selling interestholders of KBP (valued at approximately $2,027 based on the share price on or about the announcement date of the closing), issued warrants to purchase 150,173 shares of the Company's common stock to the selling interestholders of KBP (the fair value of which, using a Black-Scholes option pricing model, was approximately $955 based on the share price during the period on or about the announcement date) and incurred transaction costs of approximately $1,138. Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration, totaling up to an additional $735 within one year from the date of acquisition, based upon achievement of certain predetermined earnings targets. Based on current earnings levels, the additional consideration is expected to be $735. Such contingent consideration will be accounted for as goodwill when the contingency is resolved and the amount becomes determinable.

         Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $25,249. The purchase price was allocated to the fair value of net assets acquired as follows:


                                                                     Previously
                                                                          Reported   Adjustments   As Reported
                                                                     -------------------------------------------

         Cash and cash equivalents                                       $25,283       ($7,377)     $17,906
         Accounts receivable and other current assets                     18,540        (2,119)      16,421
         Fixed assets and other assets                                     3,872           764        4,636
         Goodwill                                                         25,340          (719)      24,621
         Intangible assets                                                 1,200             -        1,200
         Accounts payable, accrued expenses and other liabilities        (48,643)        9,905      (38,788)
         Minority interest                                                  (731)          (16)        (747)
                                                                     -------------------------------------------
            Total purchase price                                         $24,811           438      $25,249

         The components of the net assets acquired was revised in the third quarter based on the completion of the audit of the acquired balance sheet as at the date of the acquisition, with a resulting $719 decrease in goodwill. However, the allocation of the purchase price to assets acquired and liabilities assumed is still based on preliminary estimates of fair value and certain assumptions that the Company believes are reasonable under the circumstances and will continue to be adjusted in a subsequent period upon finalization of such assumptions and estimates. The Company's consolidated financial statements include KBP's results of operations subsequent to its acquisition on January 29, 2004. During the nine months ended September 30, 2004, the operations of KBP contributed $34,255 of revenue and $2,764 of net income to the Company's consolidated operating results.

         Accent Marketing Services

         On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC ("Accent"), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. Accent has established itself as an integrated direct marketing services company providing customer contact centers and direct mail services to its clients, offering a unique customer relationship and product life cycle management program to its clients. As part of the acquisition, the Company paid $1,444 in cash, issued, and to be issued, 1,103,331 shares of the Company's common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the announcement date), and incurred transaction costs of approximately $82. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent at the option of the Company, based upon achievement of certain predetermined earnings targets, by June 2005. Such contingent consideration will be accounted for when it becomes determinable. This acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements, which have consolidated Accent's financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

         The purchase price was allocated based on the fair value of the net assets acquired of the purchase price, $12,545 was allocated to goodwill, and $1,200 was allocated to intangible assets.

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         Other First Quarter 2004 Acquisitions

         During the quarter ended March 31, 2004, the Company acquired several other ownership interests. In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman & Partners LLC ("CF") in a transaction accounted for under the equity method of accounting. CF is a New York based advertising agency. CF has long been recognized for its creative abilities, winning numerous national and international advertising awards, and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. Also during the quarter, the Company acquired further equity interests in the existing subsidiaries of Allard Johnson Communications Inc. and Targetcom LLC, as well as several other insignificant investments. In aggregate, as part of these acquisitions, the Company paid $3,076 in cash and incurred transaction costs of approximately $413. Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain predetermined cumulative earnings targets. Based on current earnings levels, the additional consideration would be $nil. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

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

         The Company's consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis except for CF, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through contractual rights. During the nine months ended September 30, 2004, the aggregated operations of these acquisitions contributed no revenue to, and had no material effect on net income in, the Company's consolidated operating results.

         Second Quarter 2004 Acquisitions

         During the quarter ended June 30, 2004, the Company acquired several other ownership interests. On April 14, 2004, the Company acquired a 65% ownership interest in henderson bas ("HB") in a transaction accounted for under the purchase method of accounting. HB is a Toronto based agency providing interactive and direct marketing advertising services. HB has been recognized for its creative abilities, winning several interactive advertising awards, and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. ("BMD") in a transaction accounted for under the purchase method of accounting. BMD is a Toronto based design studio providing visual identity and branding such as environmental graphics, exhibition development and design, and cultural and business programming services. BMD is world-renowned, working with internationally acclaimed architects and leading cultural and commercial enterprises and as such was acquired by the Company to add a new aspect to the creative talent within the Marketing Communications segment of businesses. During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC ("Mono"), a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC a variable interest entity in which the Company is the primary beneficiary. These agencies provide advertising, interactive direct marketing, and film production related marketing communications services, respectively. These transactions were all accounted for under the purchase method of accounting. Subsequently, these acquisitions are consolidated from the date of acquisition, with the exception of, except for Mono, which is accounted for under the equity method.

         During the quarter-ended June 30, 2004, in aggregate, the Company paid and will pay $4,194 in cash, issued warrants to purchase 90,000 shares of the Company's common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $353 for these acquisitions completed during the quarter ended June 30, 2004. Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after two to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration is expected to be $100. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         The aggregate purchase price of the net assets acquired in these transactions was approximately $4,907. The purchase price was allocated to the fair value of the net tangible net assets acquired of the purchase price, $1,232 was allocated to goodwill and intangible assets.

The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions. The Company's consolidated financial statements include the results of operations and balance sheets of these acquired entities, accounted for on a consolidated basis. During the nine months ended September 30, 2004, the aggregated operations of these acquisitions contributed $4,070 of revenue and $591 of net income to the Company's consolidated operating results.

         Third Quarter 2004 Acquisitions

         VitroRobertson

         On July 27, 2004, the Company acquired a 68% ownership interest in VitroRobertson Acquisition, LLC ("VR") in a transaction accounted for under the purchase method of accounting. VR is located in San Diego, California, and is recognized for its expertise in brand market share management and as such was acquired by the Company to enhance both the range of services and the creative talent within the MDC Partners Marketing Communications segment of businesses. As part of the acquisition, the Company paid $7,009 in cash, issued 42,767 shares of the Company's common stock to the selling interestholders of VR (valued at approximately $473 based on the share price on the announcement date), and incurred transaction costs of approximately $118. Under the terms of the agreement, the selling interestholders of VR could receive additional cash consideration, totaling up to an additional $500 based upon achievement of certain predetermined earnings targets measured at the end of 2005. Based on current earnings levels, the additional consideration is expected to be $0. Such contingent consideration will be accounted for as goodwill when it becomes determinable.

         Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $7,600. The purchase price was allocated to the net assets acquired as follows:

         Cash and cash equivalents                                  $3,502
         Accounts receivable and other current assets                6,383
         Fixed assets and other assets                                 406
         Goodwill and intangible assets                              7,282
         Accounts payable, accrued expenses and other liabilities   (9,823)
         Minority interest                                            (150)
                                                                  -----------
            Total purchase price                                    $7,600
                                                                  ===========

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such assumptions and estimates. The Company's consolidated financial statements include VR's results of operations subsequent to its acquisition on July 27, 2004. During the nine months ended September 30, 2004, the operations of VR contributed $1,498 of revenue and $189 of net income to the Company's consolidated operating results.

         Other Third Quarter Acquisitions

         During the quarter ended September 30, 2004, the Company acquired several other ownership interests. At August 31, 2004, the Company acquired a 49.9% ownership interest in Zig Inc ("Zig") in a transaction accounted for under the equity method of accounting. Zig is a Toronto, Canada, based advertising agency. Zig is internationally recognized for its unique creative abilities and as such was acquired by the Company to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. Also during the quarter, the Company acquired further equity interest in the existing subsidiary Fletcher Martin Ewing LLC, as well as several other insignificant investments. In aggregate, as part of these acquisitions, the Company paid $2,587 in cash, issued 125,628 shares of the Company's common stock to the selling interest holders (valued at approximately $1,507 based on the share price during the period on or about the date of closing and the press release) and incurred transaction costs of approximately $84. Under the terms of the Zig agreement, the selling interestholders could receive additional cash and share consideration totaling $570 based upon achievement of certain predetermined earnings targets for 2004. Based on current earnings levels, the additional consideration is expected to be $0. Such contingent consideration, if earned, will be accounted for as goodwill when it becomes determinable.

         Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $4,178. The purchase price was allocated to the net assets acquired of the purchase price, $1,135 was allocated to goodwill and intangible assets.

         The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         The Company's consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis except for Zig, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through ownership interest and contractual rights. During this period, the incremental effect of the aggregated operations of these acquisitions did not have a material effect on the Company's results of operations.

         The following unaudited pro forma results of operations of the Company for the periods ended September 30, 2004 and 2003, respectively, assume that the acquisition of the operating assets of the businesses acquired during the first nine months of 2004 had occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets and liabilities acquired.

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                  -------------------------------    ----------------------------
                                                      2004             2003             2004            2003
                                                  -------------    --------------    ------------    ------------
                                                                     (Restated -                      (Restated -
                                                                     See Note 2)                      See Note 2)

       Revenues                                      $84,095          $75,416          $239,116       $257,752
       Net income (loss)                              (2,799)           3,158             6,911         22,331
       Earnings (loss) per share:
           Basic - net income (loss)                  ($0.12)           $0.17             $0.33          $1.28
           Diluted - net income (loss)                ($0.12)           $0.16             $0.30          $1.09


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

         (i) The Company acquired a 49% voting interest in Crispin Porter + Bogusky, LLC ("CPB"), a marketing services business, in 2001 and has accounted for its investment under the equity method of accounting. The equity carrying value of the investment in CPB as at June 30, 2004 was $18,110. Pursuant to the terms of the CPB Shareholders' Agreement, the Company is entitled to 49% of earnings, plus an additional 8.5% of annual earnings in excess of $4,171. While CPB is a VIE, prior to September 22, 2004, the Company was not the primary beneficiary of its operations and thus, was not permitted to consolidated CPB under FIN 46R.

         Effective September 22, 2004, in connection with the refinancing of the Company's bank credit facilities, the CPB Shareholders Agreement was amended to permit all of the assets of CPB to be pledged by the Company as security for its new bank credit facilities and in addition, earlier in the third quarter, certain of the other investors in CPB became officers of a subsidiary of the Company. As a result of these changes, the Company became the primary beneficiary of CPB and is required to consolidate its operations under FIN 46R, commencing September 22, 2004.

         Under FIN 46R, for VIE's that must be consolidated, the assets, liabilities and minority interest of the VIE initially would be measured at their fair value as if the initial consolidation had resulted from a business combination on that date. Based on management's best estimate of the fair values of the assets, liabilities and non-controlling interests of CPB, the Company's consolidated balance sheet reflects the following changes as at September 22, 2004 in connection with the consolidation of this VIE:

         Assets
           Cash and cash equivalents                            $        -
           Receivables and other current assets                     32,854
           Goodwill and intangible assets                           51,059
           Investment in affiliates                                (17,535)
           Other assets                                              6,138
                                                              ----------------
           Total assets                                            $72,516
                                                              ================

         Liabilities
           Accounts payable and other current liabilities          $17,542
           Advance billings                                         18,205
           Other liabilities                                         1,579
         Minority Interest                                          35,190
                                                              ----------------
         Total liabilities and minority interest                   $72,516
                                                              ================

         The Company intends to obtain an independent valuation of CPB. Accordingly, the aggregate fair value of the assets, liabilities and minority interest at September 22, 2004, is based on preliminary estimates and certain assumptions that the Company believes are reasonable in the circumstances and may be adjusted in a subsequent period upon finalization of such estimates and assumptions.

         The liabilities recognized as a result of consolidating CPB do not represent additional claims on the Company's general assets, rather, they represent claims against the specific assets of the VIE. While assets recognized as a result of consolidating CPB do not represent additional assets that could be used to satisfy claims against the Company's general assets, as a result of the amendments to the CPB Shareholders' Agreement and the Company's bank credit facility entered into September 22, 2004, the assets recognized have been pledged as security for the Company's borrowings under its bank credit facilities.

         As a result of consolidating CPB with effect from September 22, 2004, included in the Company's results of operations for the three months and nine months ended September 30, 2004 is the following with respect of CPB:

          Revenue                                       $1,178
                                                     -------------
          Operating expenses:
            Salary and related costs                       645
            General and related costs                      227
            Depreciation and amortization                   29
                                                     -------------
                                                           901
                                                     -------------
          Operating profit                                 277
          Income taxes                                      51
          Minority interest                                141
                                                     -------------
          Net income                                       $85
                                                     =============

         (ii) Based upon a review of the provisions of FIN 46R, the Company has identified Banjo, a business in which the Company acquired a majority voting interest in the second quarter of 2004, as a variable interest entity for which the Company is the primary beneficiary. In addition, the Company has also identified an investee in which the Company has a 45% investment as a variable interest entity for which the Company is the primary beneficiary, thereby requiring consolidation. To date the Company has funded $1.2 million to this start-up venture to finance the development of proprietary content-driven marketing material. The venture, which commenced operations in the second quarter of 2004, has no significant assets or liabilities and no revenues, and amounts expended by the venture have been principally in respect of salaries and related costs, and general and other operating costs.

11.      Gain on Sale of Assets and Settlement of Long-term Debt


                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                  -------------------------------    ----------------------------
                                                      2004             2003             2004            2003
                                                  -------------    --------------    ------------    ------------
                                                                    (Restated -                       (Restated -
                                                                    See Note 2)                       See Note 2)

         Loss on settlement of exchangeable
             debentures                                  $ -              $ -           $(9,569)          $ -
         Fair value adjustment on
             embedded derivative                           -                -            (3,974)            -
         Gain (loss) on sale of assets                  ($17)          $2,708               (90)        31,364
         Gain (loss) on  settlement of long-term
           debt                                       (1,274)               -            (1,274)       (4,908)
         Gain on sale of interests in  Custom
           Direct, Inc.                                    -                -            21,906        51,030
                                                  -------------    --------------    ------------    ------------
                                                     $(1,291)          $2,861           $14,947       $47,486
                                                  =============    ==============    ============    ============

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

         As described in note 8, during the quarter, the Company repaid the Maxxcom credit facility, Maxxcom subordinated debentures and certain other bank borrowings. The loss on settlement principally represents the write off of unamortized deferred financing costs.

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

12.      Share Capital

         Changes to the Company's issued and outstanding share capital during the nine months ended September 30, 2004 are as follows:

         Class A                                                                      Shares            Amount
                                                                                  --------------    -------------
         Balance, January 1, 2004                                                  18,369,451         $115,861
         Shares acquired and cancelled pursuant to a normal course issuer bid     (1,039,200)          (8,444)
         Share options exercised                                                      238,171            2,270
         Stock appreciation rights exercised                                            1,998               25
         Shares issued  - private placement                                           120,919            1,409
         Shares issued  - acquisitions (Note 8)                                     1,243,753           16,931
         Shares issued upon conversion of Class B shares                              447,968              134
         Shares issued on settlement of convertible notes                           2,582,027           34,919
                                                                                  --------------    -------------
         Balance, September 30, 2004                                               21,965,087          163,105
                                                                                  --------------    -------------

         Class B

         Balance, January 1, 2004                                                     450,470              135
         Shares converted to Class A shares                                         (447,968)            (134)
                                                                                  --------------    -------------
         Balance, September 30, 2004                                                    2,502                1
                                                                                  --------------    -------------

         Total Class A and Class B share capital                                   21,967,589         $163,106
                                                                                  ==============    =============

         During the nine months ended September 30, 2004, the Company acquired and cancelled, pursuant to a normal course issuer bid, 1,039,200 Class A subordinate voting shares for $12,110. The premium paid on the repurchase of the Class A subordinate voting shares, in the amount of $3,666, was charged to retained earnings. During the third quarter, the Company issued 90,164 Class A subordinate shares for $0 proceeds as additional consideration related to the maintenance of the market value of the same securities issued as purchase consideration for an acquisition completed in the first quarter of 2004.

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

         On May 5, 2004, the Company settled in full the $34,919 (C$48,000) of 7% Convertible Notes with the issuance of 2,582,027 Class A subordinate voting shares.

         On March 17, 2004, the Company completed a private placement issuing 120,919 shares at an average price of $11.65 per share and issuing 120,919 warrants with exercise prices ranging from C$15.72 to C$19.13 and expiring in March 2009. The Company undertook the private placement as a means to provide the Company's Board of Directors and potential Board members the ability to increase their share holdings in the Company in order to further align their interests with those of the Company. As a result of the offering, a stock-based compensation charge in the amount of $1.0 million was taken in the first quarter to account for the fair value of the benefits conveyed to the recipients of the awards on the granting of warrants and the issuing of shares at a price less than the trading value on the day of issuance.

         On February 26, 2004 the Company's then controlling shareholder, Miles S. Nadal (the Company's Chairman and Chief Executive Officer) gave formal notice to the Company's Board of Directors that he had initiated the process to effect conversion of 100% of his Class B multiple voting shares into Class A subordinate voting shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed during the first quarter of 2004. Mr. Nadal's equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the Class B shares and carry 20 votes per share, in addition to 3,400,351 Class A subordinate voting shares, which carry one vote per share. After the conversion, both Mr. Nadal's equity interest and voting interest in the Company are approximately 20.2%, or 3,848,319 Class A subordinate voting shares.

         Additional paid-in capital increased during the nine months ended September 30, 2004 as follows:

                                                               Additional
                                                             paid-in capital
                                                            ------------------

       Balance at December 31, 2003                               $4,610
       Stock-based compensation                                    4,833
       Acquisition purchase price consideration                    1,313
       Transfer from accounts payable and accrual liability        6,142
       Options exercised                                            (71)
       SAR's exercised                                              (24)
                                                            ------------------
       Balance at September 30, 2004                             $16,803
                                                            ==================


         Share option transactions during the nine months ended September 30, 2004 are summarized as follows:


                                                Options Outstanding                   Options Exercisable
                                        ------------------------------------    ---------------------------------
                                                               Weighted
                                            Number           Average Price          Number           Price per
                                         Outstanding           per Share          Outstanding          Share
                                        ---------------     ----------------    ----------------    -------------
       Balance, beginning of period        2,066,728                $6.60             870,979            $7.82
       Granted                               169,052               $10.79
       Exercised                           (238,171)                $9.13
       Expired and cancelled                (38,243)               $19.15
                                        ---------------     ----------------    ----------------    -------------
       Balance, end of period              1,959,366                $6.57             969,241            $6.78
                                        ===============     ================    ================    =============


         Shares options outstanding as at September 30, 2004 are summarized as follows:


                                           Options Outstanding                         Options Exercisable
                            --------------------------------------------------    -------------------------------
       Range of               Outstanding    Weighted Average     Weighted         Exercisable       Weighted
                                                                   Average
                                                                  Price per                       Average Price
       Exercise Prices          Number       Contractual Life       Share             Number        per Share
       -------------------- ---------------- ------------------ --------------    --------------- ---------------
       $3.06  -  $4.50            744,474                3.1          $4.24          322,813             $4.22
       $4.51  -  $6.00            480,702                3.6          $5.74          195,229             $5.74
       $6.01  -  $9.00            333,750                4.5          $7.41          266,364             $7.50
       $9.01  -  $15.30           391,729                4.0         $10.82          179,935            $10.63
       $22.50 - $44.75              8,711                5.0         $27.82            4,900            $37.10

         Warrants issued and outstanding as of September 30, 2004 are as follows:

                                                          Class A Stock
                                                            Warrants
                                                        ------------------

       Balance at December 31, 2002                                   -
           Issued (a)                                           507,146
                                                        ------------------
       Balance at December 31, 2003                             507,146
           Issued (b)                                           736,186
                                                        ------------------
       Balance at September 30, 2004                          1,243,332
                                                        ==================


(a) During the year ended December 31, 2003, the Company issued 507,146 warrants with a weighted average exercise price of C$14.28 and terms of two to five years. These warrants were issued as compensation to a lender and to an advisor.
(b) During the nine months ended September 30, 2004, the Company issued 736,186 warrants with a weighted average exercise price of C$17.66 and a term of five years. Of these warrants, 496,013 were issued as acquisition consideration and 240,173 were issued as compensation and treated as such for accounting purposes.

     SAR's granted and outstanding as of September 30, 2004 are as follows:

                                                       SAR's Outstanding                  SAR's Excercisable
                                            ----------------------------------     ---------------------------------

                                               Weighted           Weighted
                                               Average            Average
                                                Number             Price             Number            Price Per
                                             Outstanding         per share         Outstanding           Share
                                            ----------------    --------------     --------------    ---------------
       Balance at December 31, 2002                     -                 -                  -                  -
           Granted                              1,650,479             $5.33
                                            ----------------    --------------     --------------    ---------------
       Balance at December 31, 2003             1,650,479              5.33                  -                  -
           Granted                                295,000             10.85
           Exercised                              (5,000)              3.57
                                            ----------------    --------------     --------------    ---------------
       Balance at September 30, 2004            1,940,479             $6.72            548,493              $5.91
                                            ================    ==============     ==============    ===============

         SAR's outstanding as at September 30, 2004 are summarized as follows:


                                            SAR's Outstanding                           SAR's Exercisable
                            --------------------------------------------------    -------------------------------
       Range of               Outstanding    Weighted Average     Weighted         Exercisable       Weighted
                                                                   Average
                                                                  Price per                       Average Price
       Exercise Prices          Number       Contractual Life       Share             Number        per Share
       -------------------- ---------------- ------------------ --------------    --------------- ---------------
       $3.90  -  $6.00            855,000                2.3          $4.17          285,000             $4.17
       $6.01  -  $8.00            795,479                2.8          $7.80          263,493             $7.80
       $10.01  -  $12.00          280,000                3.7         $11.22                -                 -
       $12.01  -  $13.00           10,000                3.4         $12.68                -                 -


         During the three months ended September 30, 2004, the Company issued 50,000 restricted stock units of which 16,500 vest on each of the first and second anniversary dates with the remaining 17,000 vesting on September 6, 2007.

13.      Commitments and Contingencies

         (a) During the period the Company has revised its estimate regarding a probable loss associated with certain legal claims and recorded a recovery of $2,350. Management's best estimate of the range of exposure is now nil.

         (b) In addition to the consideration paid by the Company in respect of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration of approximately $875 would be expected to be owing in 2004 and 2006, of which approximately $805 could be payable in shares of the Company at the Company's discretion.

         Owners of interests in certain of the Company's subsidiaries and investments have the right in certain circumstances to require the Company to purchase additional ownership stakes. The exercise of these "put" option rights at their earliest contractual date would result in obligations of the Company to fund related amounts during the period 2004 to 2013. The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events such as the average earnings of the relevant subsidiary through the date of exercise, and the growth rate of the earnings of the relevant subsidiary during the period. The Company has not received any notices to exercise such rights that are not currently reflected on the Company's balance sheet.

         The Company has agreed to provide to its Chairman, President and Chief Executive Officer a bonus of Cdn$10 million in the event that the market price of the Company's Class A subordinate voting shares is Cdn$30 per share or more for more than 20 consecutive trading days. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of $5,406 (Cdn$6,820) and $2,378 (Cdn$3,000), respectively, as at September 30, 2004, both of which have been fully provided for in the Company's accounts.

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

14.      Subsequent Events

         (a) As a result of the Company's failure to file on a timely basis its interim financial statements for the nine months ended September 30, 2004; and its restatement of previously filed audited annual and unaudited interim financial statements, as at November 19, 2004, the Company was in violation of certain covenants under its Credit Agreement dated September 22, 2004 (the "Credit Agreement"). On November 19, 2004, MDC Partners Inc. amended its Credit Agreement by and among JPMorgan Chase Bank, The Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Imperial Bank of Commerce as lenders, and with the Company, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers. Pursuant to this amendment, the lenders (i) extended, until December 22, 2004, the due date for the Company to deliver to the lenders its interim financial statements for the period ended September 30, 2004, and (ii) waived violation of debt covenants in respect of the potential inaccuracy of certain representations and warranties previously made by the Company under the Credit Agreement relating to the Company's previously filed financial statements if the Company filed its interim financial statements by December 22, 2004 and its financial covenant compliance certificate by December 29, 2004. The debt has been classified as long-term because the Company is in compliance with provisions of the waiver.

         (b) In November 2004, the Company's management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company's UK based marketing communications business, wholly owned subsidiary Mr. Smith Agency, Ltd. (formerly known as Interfocus Networks, Ltd). The Company decided to cease the operations of this business due to the uneconomical cost structure and highly competitive market environment in which this business was operating. The net assets of the discontinued business are expected to be disposed of during the fourth quarter of 2004 with the closure to be substantially completed by the end of the first quarter of 2005.

         Included in the consolidated operating results of the Company for the three months and nine months ended September 30 were the following:

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                  -------------------------------    ----------------------------
                                                      2004             2003              2004            2003
                                                  -------------    --------------    -------------    -----------
         Revenue                                      $1,272           $2,106            $3,733         $5,097
         Operating profit (loss)                      (1,406)              59            (5,011)        (1,086)
         Net income (loss)                            (1,428)             (73)           (4,902)        (1,397)

         As of September 30, 2004, the carrying value on the Company's balance sheet of the assets and liabilities to be disposed were as follows:

         Assets
           Cash and cash equivalents                                                                 $1,228
           Receivables and other current assets                                                       2,287
           Goodwill and intangible assets                                                                 -
           Fixed assets                                                                                 733
                                                                                            --------------------
           Total assets                                                                              $4,248
                                                                                            ====================

         Liabilities
           Accounts payable and other current liabilities                                            $2,040
           Advance billings                                                                             955
                                                                                            --------------------
         Total liabilities                                                                           $2,995
                                                                                            ====================

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

         The Company has restated its consolidated financial statements, prepared in accordance with Canadian GAAP, as at and for the years ended December 31, 2003, 2002 and 2001, the effect of which is described in the Company's restated 2003 Annual Report filed on Form 40-F/A. The Company has also restated its interim unaudited condensed consolidated financial statements for the periods ending March 31, 2004 and 2003, June 30, 2004 and 2003, and September 30, 2003,
         prepared in accordance with US GAAP, as described in Note 2. As a result of these errors the Company has also restated its Canadian GAAP adjustments as follows: (i) to correct the adjustment for "Proportionate Consolidation of Affiliates" for the three months and nine months ended September 30, 2003 and as at December 31, 2003 to now include the Company's proportionate share of the financial position, results of operation and cash flows of Accumark, a joint venture for Canadian GAAP purposes. (See Note 2, Item 6(c)) and a joint venture owning rental property (See Note 2 Item 6(a)); and (ii) to correct the adjustment in respect of derivatives as at December 31, 2003, in respect of the fair value adjustment for the embedded derivative in the Company's exchangeable securities as described in
         Note 23 to the 2003 Annual Report on Form 40-F/A.

         The reconciliation from US to Canadian GAAP, of the Company's results of operations for the three and nine months ended September 30, 2004 and 2003, the Company's financial position as at September 30, 2004 and December 31, 2003 are set out below:

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

         Stock-based Compensation - 2004 Adjustment

         Under US GAAP, the Company accounted for the modification of the SAR awards as a settlement, measuring the incremental value of the awards based on the fair value of the modified awards on the date of modification. Under Canadian GAAP, the Company measures the incremental value based on the fair value of the award on the date of grant. The difference in measurement date results in a lower amount of additional compensation recorded under Canadian GAAP and a corresponding lower amount credited to additional paid-in capital.

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

         Under US GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debenture and such amount cannot be deferred. This results in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in the first quarter of 2004 of $3,673 immediately prior to settlement.

         As a result of this difference, under Canadian GAAP, the resulting loss on the settlement of the exchangeable securities in the nine months ended September 30, 2004 is lower than that reported under US GAAP by $7,641, the amount of the change in fair value of the embedded derivative recognized in the prior period.

         Goodwill Charges - 2004 Adjustments

         Historically, under US GAAP, the Company expensed as incurred certain costs related to existing plant closures where production was shifted to acquired facilities. Historically, under Canadian GAAP, the expenditures were accrued as part of the business acquired and allocated to goodwill. Accordingly the timing of the recognition of such costs in the statement of operations is different under Canadian GAAP. The resulting gain on sale of such assets in the nine months ended September 30, 2004 is lower under Canadian GAAP than under US GAAP by $2,780.

         Foreign Exchange

         Under US GAAP and Canadian GAAP, foreign currency translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity. Under US GAAP, such adjustments remain in this separate component of consolidated equity until sale or until complete, or substantially complete, liquidation of the net investment, or the intercompany balance, that generated the adjustment. However, under Canadian GAAP, an appropriate portion of the foreign currency translation adjustments accumulated in the separate component of consolidated equity is included in the determination of net income when there is any reduction in the related net investment or the related intercompany balance resulting in a loss for Canadian GAAP purposes of $5,319 for the three months ended September 30, 2004.

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

         Three Months Ended September 30, 2004
         (thousands of United Stated dollars)


                                                           Stock-based       Proportionate
                                              US        Compensation and    Consolidation of        Canadian
                                             GAAP             Other            Affiliates             GAAP
                                        --------------- ------------------ ------------------- --------------------
Revenue:
   Services                                  $63,380             $  -                $6,236              $69,616
   Products                                   20,039                -                     -               20,039
                                        ---------------    ---------------    ----------------    -----------------
                                              83,419                -                 6,236               89,655
                                        ---------------    ---------------    ----------------    -----------------
Operating Expenses:
   Cost of products sold                      12,433                -                     -               12,433
   Salary and related costs                   37,431             (615)                3,099               39,915
  General and other operating costs           28,943                -                 1,843               30,786
  Other charges (recoveries)                  (2,350)               -                     -               (2,350)
  Depreciation and amortization                3,223                -                   152                3,375
                                        ---------------    ---------------    ----------------    -----------------
                                              79,680             (615)                5,094               84,159
                                        ---------------    ---------------    ----------------    -----------------
Operating Profit                               3,739              615                 1,142                5,496
                                        ---------------    ---------------    ----------------    -----------------

Other Income (Expenses):
   Gain on sale of assets and
       settlement of long-term debt           (1,291)               -                     -               (1,291)
   Foreign exchange loss                        (614)          (5,319)                    -               (5,933)
   Interest expense                           (2,753)               -                  (108)              (2,861)
   Interest income                               136                -                    18                  154
                                        ---------------    ---------------    ----------------    -----------------
                                              (4,522)          (5,319)                  (90)              (9,931)
                                        ---------------    ---------------    ----------------    -----------------
Income (Loss) Before Income Taxes,
   Equity in Affiliates and Minority
   Interests                                    (783)          (4,704)                1,052               (4,435)
Income Taxes                                     294                -                   394                  688
                                        ---------------    ---------------    ----------------    -----------------

Income (Loss) Before Equity in
   Affiliates and Minority Interests          (1,077)          (4,704)                  658               (5,123)
Equity in Affiliates                             455                -                  (658)                (203)
Minority Interests                            (2,252)               -                     -               (2,252)
                                        ---------------    ---------------    ----------------    -----------------

Net Income (Loss)                            ($2,874)         ($4,704)                 $  -              ($7,578)
                                        ===============    ===============    ================    =================

         Nine Months Ended September 30, 2004
         (thousands of United Stated dollars)

                                                     Stock-based       Unrealized
                                                    Compensation       Derivative
                                                      and Other          Loss &         Proportionate       Canadian
                                         US          Convertible        Goodwill      Consolidation of        GAAP
                                        GAAP            Notes            Charges         Affiliates
                                   --------------- ----------------- ---------------- ------------------ ----------------
Revenue:
   Services                         $173,665               $  -              $  -          $20,076            $193,741
   Products                           55,309                  -                 -                -              55,309
                                   --------------    --------------    -------------    ---------------    -------------
                                     228,974                  -                 -           20,076             249,050
                                   --------------    --------------    -------------    ---------------    -------------
Operating Expenses:
  Cost of products sold               33,994                  -                 -                -              33,994
  Salary and related costs           104,801             (1,560)                -            8,272             111,513
  General and other operating                                                   -
  costs                               82,311                  -                              5,269              87,580
  Other charges (recoveries)          (2,350)                 -                 -                -              (2,350)
  Depreciation and amortization        8,796                  -                 -              452               9,248
                                   --------------    --------------    -------------    ---------------    -------------
                                     227,552             (1,560)                -           13,993             239,985
                                   --------------    --------------    -------------    ---------------    -------------
Operating Profit                       1,422              1,560                 -            6,083               9,065
                                   --------------    --------------    -------------    ---------------    -------------

Other Income (Expenses):
   Gain on sale of assets and
       settlement of long-term
       debt                           14,947                  -            (6,754)               -               8,193
   Foreign exchange loss                (156)            (5,319)                -                -              (5,475)
   Interest expense                   (7,842)               718                 -             (290)             (7,414)
   Interest income                       607                  -                 -               26                 633
                                   --------------    --------------    -------------    ---------------    -------------
                                       7,556             (4,601)           (6,754)            (264)             (4,063)
                                   --------------    --------------    -------------    ---------------    -------------
Income Before Income Taxes,
  Equity in Affiliates and
  Minority Interests                   8,978             (3,041)           (6,754)           5,819               5,002
Income Taxes (Recovery)                  (98)                 -                 -            2,186               2,088
                                   --------------    --------------    -------------    ---------------    -------------

Income Before Equity in
Affiliates and Minority
  Interests                            9,076             (3,041)           (6,754)           3,633               2,914
Equity in Affiliates                   3,339                  -                 -           (3,633)               (294)
Minority Interests                    (5,892)                 -                 -                -              (5,892)
                                   --------------    --------------    -------------    ---------------    -------------

Net Income (Loss)
                                      $6,523            ($3,041)          ($6,754)            $  -             ($3,272)
                                   ==============    ==============    =============    ===============    =============

As at September 30, 2004                               Stock-based
(thousands of United Stated dollars)                   Compensation
                                                           and         Proportionate
                                           US          Convertible     Consolidation        Other          Canadian
                                          GAAP            Notes        of Affiliates     Adjustments         GAAP
                                      -------------- ---------------- ----------------- --------------- ---------------
          ASSETS
Current Assets
   Cash and cash equivalents               $16,349          $  -              $1,626             $  -          $17,975
   Accounts receivable, net                107,408             -               2,018                -          109,426
   Expenditures billable to
    clients                                 21,079             -                 428                -           21,507
   Inventories                               8,815             -                   -                -            8,815
   Prepaid expenses and other
     current assets                          6,636             -                 141                -            6,777
                                      -------------    -------------    ---------------    -----------     ------------

    Total Current Assets                   160,287             -               4,213                -          164,500

Fixed Assets, net                           54,482             -               3,326                -           57,808
Investment in Affiliates                     8,238             -              (6,685)               -            1,553
Goodwill                                   182,186             -               5,636                -          187,822
Intangibles                                  3,180             -                   -                -            3,180
Deferred Tax Assets                         11,862             -                 (21)               -           11,841
Other Assets                                 8,473             -                  96                -            8,569
                                      -------------    -------------    ---------------    -----------     ------------

Total Assets                              $428,708          $  -              $6,565             $  -         $435,273
                                      =============    =============    ===============    ===========     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank indebtedness                      $13,836          $  -                $  -             $  -         $13,836
  Accounts payable                          68,161             -               2,530                -          70,691
  Accruals and other liabilities            56,727             -                (899)               -          55,828
  Advance billings                          44,916             -                 800                -          45,716
  Current portion of long-term
    debt                                     2,427             -                 117                -           2,544
  Deferred acquisition
    consideration                              416             -                   -                -             416
                                      -------------    -------------    ---------------    -----------     ------------

    Total Current Liabilities              186,483             -               2,548                -         189,031

  Long-Term Debt                            54,234             -               3,971                -          58,205
  Other Liabilities                          4,091             -                  46                -           4,137
                                      -------------    -------------    ---------------    -----------     ------------

Total Liabilities                          244,808             -               6,565                -         251,373
                                      -------------    -------------    ---------------    -----------     ------------
Minority Interests                          37,186             -                   -                -          37,186
                                      -------------    -------------    ---------------    -----------     ------------

Shareholders' Equity
  Share capital                            163,106         1,296                   -                -         164,402
  Share capital to be issued                 3,909             -                   -                -           3,909
  Additional paid-in capital                16,803        (1,560)                  -                -          15,243
  Retained earnings (deficit)              (36,312)          264                   -           (5,319)        (41,367)
  Accumulated other
    comprehensive income (loss)               (792)            -                   -            5,319           4,527
                                      -------------    -------------    ---------------    -----------     ------------

  Total Shareholders' Equity               146,714             -                   -                -         146,714
                                      -------------    -------------    ---------------    -----------     ------------
  Total Liabilities and
    Shareholders' Equity                  $428,708          $  -              $6,565             $  -        $435,273
                                      =============    =============    ===============    ===========     ============

Nine Months Ended September 30, 2004
(thousands of United Stated dollars)

                                                                             Embedded
                                                          Stock-based       Derivative
                                                         Compensation,        Loss &        Proportionate
                                            US            Convertible        Goodwill       Consolidation       Canadian
                                           GAAP         Notes and Other       Charges       of Affiliates         GAAP
                                     ------------------ ----------------- ---------------- ---------------- ------------------
Operating Activities
   Net income (loss)                          $6,523            (3,041)          ($6,754)             $  -           ($3,272)
   Stock-based compensation                    6,906            (1,560)                -                 -             5,346
   Depreciation and amortization               8,796                 -                 -               452             9,248
   Amortization and write-off of
   deferred finance charges                    5,993                 -                 -                 -             5,993
   Deferred income taxes                        (108)                -                 -               139                31
   Foreign exchange                              156             5,319                 -                 -             5,475
   Gain on sale of assets                    (18,613)                -             6,754                 -           (11,859)
   Earnings of affiliates, net of
     distributions                             2,113                 -                 -            (1,819)              294
   Minority interest and other                (2,146)                -                                   -            (2,146)
   Changes in non-cash working                                                         -
    capital                                   (4,381)                -                              (2,405)           (6,786)
                                        ---------------    ---------------    ------------     -------------    ---------------
                                               5,239               718                 -            (3,633)            2,324
                                        ---------------    ---------------    ------------     -------------    ---------------
Investing activities
  Capital expenditures                       (11,437)                -                 -              (799)          (12,236)
   Acquisitions, net of cash                 (17,137)                -                 -               684           (16,453)
   Other assets, net                          (2,939)                -                 -               (91)           (3,030)
                                        ---------------    ---------------    ------------     -------------    ---------------
                                             (31,513)                -                 -              (206)          (31,719)
                                        ---------------    ---------------    ------------     -------------    ---------------

Financing activities
   Increase in bank indebtedness              13,836                 -                 -                 -            13,836
   Proceeds from issuance of long-
   term debt                                  67,346                 -                 -                 -            67,346
   Repayment of long-term debt
                                             (94,471)             (718)                -               (29)          (95,218)
   Issuance of share capital                   3,608                 -                 -                 -             3,608
   Purchase of share capital                 (12,110)                -                 -                 -           (12,110)
                                        ---------------    ---------------    ------------     -------------    ---------------
                                             (21,791)             (718)                -               (29)          (22,538)
                                        ---------------    ---------------    ------------     -------------    ---------------

Foreign exchange effect on cash
  and cash equivalents                        (1,692)                -                 -              -               (1,692)
                                        ---------------    ---------------    ------------     -------------    ---------------

Net increase (decrease) in cash
  and cash equivalents                       (49,757)                -                 -            (3,868)          (53,625)

Cash and cash equivalents
  beginning of period                         66,106                 -                 -             5,494            71,600
                                        ---------------    ---------------    ------------     -------------    ---------------
Cash and cash equivalents
 end of period                               $16,349              $  -              $  -            $1,626           $17,975
                                        ===============    ===============    ============     =============    ===============

         Three Months Ended September 30, 2003
         (thousands of United Stated dollars)

                                                               Convertible    Proportionate
                                                    US          Notes and     Consolidation       Canadian
                                                   GAAP           Other       of Affiliate          GAAP
                                               -------------- -------------- ---------------- -----------------
                                                (Restated -    (Restated)      (Restated)        (Restated)
                                                See Note 2)
Revenue:
   Services                                         $42,872           $  -         $4,573           $47,445
   Products                                          19,214              -              -            19,214
                                                  -----------    ----------    -------------    --------------
                                                     62,086              -          4,573            66,659
                                                  -----------    ----------    -------------    --------------
Operating Expenses:
   Cost of products sold                             12,509              -              -            12,509
   Salary and related costs                          25,537              -          1,815            27,352
   General and other operating costs                 20,320              -          1,493            21,813
   Other charges                                      1,333              -              -             1,333
   Depreciation and amortization                      1,951            185            108             2,244
                                                  -----------    ----------    -------------    --------------
                                                     61,650            185          3,416            65,251
                                                  -----------    ----------    -------------    --------------
Operating Profit                                        436           (185)         1,157             1,408
                                                  -----------    ----------    -------------    --------------

Other Income (Expense):
   Gain on sale of assets                             2,861              -            (12)            2,849
   Foreign exchange gain                                 20              -              -                20
   Interest expense                                  (2,718)           425           (118)           (2,411)
   Interest income                                      495              -              5               500
                                                  -----------    ----------    -------------    --------------
                                                        658            425           (125)              958
                                                  -----------    ----------    -------------    --------------

Income Before Income Taxes, Equity in
  Affiliates and Minority Interests                   1,094            240          1,032             2,366
Income Taxes (Recovery)                              (1,305)            57            403              (845)
                                                  -----------    ----------    -------------    --------------

Income Before Equity in Affiliates and
Minority Interests                                    2,399            183            629             3,211
Equity in Affiliates                                  1,383              -           (629)              754
Minority Interests                                   (1,502)             -              -            (1,502)
                                                  -----------    ----------    -------------    --------------

Net Income                                           $2,280           $183           $  -            $2,463
                                                  ===========    ==========    =============    ==============

         Nine Months Ended September 30, 2003
         (thousands of United Stated dollars)

                                                                  Convertible                      Proportionate
                                                    US             Notes and         Goodwill      Consolidation    Canadian
                                                   GAAP              Other           Charges       of Affiliate       GAAP
                                             ------------------ ---------------- ----------------- -------------- -------------
                                              (Restated - See     (Restated)        (Restated)      (Restated)     (Restated)
                                                  Note 2)
Revenue:
   Services                                           $123,398            $  -             $  -         $13,289       $136,687
   Products                                             95,612               -                -               -         95,612
                                                  -------------     ------------    --------------    -----------    ------------
                                                       219,010               -                -          13,289        232,299
                                                  -------------     ------------    --------------    -----------    ------------
Operating Expenses:
   Cost of products sold                                45,948               -                -               -         45,948
   Salary and related costs                             79,428               -                -           5,299         84,727
   General and other operating costs                    76,242               -                -           4,230         80,472
   Other charges                                         1,333               -                -               -          1,333
   Depreciation and amortization                         7,328             556                -             273          8,157
   Write-down of fixed assets and other
    assets                                               8,126               -                -               -          8,126
   Goodwill charges                                     10,012               -                -               -         10,012
                                                  -------------     ------------    --------------    -----------    ------------
                                                       228,417             556                -           9,802        238,775
                                                  -------------     ------------    --------------    -----------    ------------
Operating Profit (Loss)                                 (9,407)           (556)               -           3,487         (6,476)
                                                  -------------     ------------    --------------    -----------    ------------

Other Income (Expense):
   Gain on sale of assets and
       settlement of long-term debt                     47,486               -          (11,121)             89         36,454
   Foreign exchange loss                                (1,511)              -                -               -         (1,511)
   Interest expense                                    (13,056)          1,275                -            (260)       (12,041)
   Interest income                                         666               -                -              31            697
                                                  -------------     ------------    --------------    -----------    ------------
                                                        33,585           1,275          (11,121)           (140)        23,599
                                                  -------------     ------------    --------------    -----------    ------------

Income (Loss) Before Income Taxes, Equity
   in Affiliates and Minority Interests                 24,178             719          (11,121)          3,347         17,123
Income Taxes                                             4,605             269                -           1,266          6,140
                                                  -------------     ------------    --------------    -----------    ------------

Income (Loss) Before Equity in Affiliates
  and Minority Interests                                19,573             450          (11,121)          2,081         10,983
Equity in Affiliates                                     3,174               -                -          (2,081)         1,093
Minority Interests                                      (2,618)              -                -               -         (2,618)
                                                  -------------     ------------    --------------    -----------    ------------

Net Income                                             $20,129            $450         ($11,121)           $  -         $9,458
                                                  =============     ============    ==============    ===========    ============

As at December 31, 2003                                                         Proportionate     Convertible
(thousands of United Stated dollars)                                                  US          Consolidation of     Canadian
                                                 GAAP            Notes            Affiliate       Other Adjustments      GAAP
                                             -------------- ---------------- -------------------- ------------------- ------------
                                              (Restated -                        (Restated)           (Restated)      (Restated)
                                              See Note 2)
          ASSETS
Current Assets
  Cash and cash equivalents                      $65,929            $  -            $5,671               $  -         $71,600
  Accounts receivable, net                        58,864               -            11,095                  -          69,959
  Expenditures billable to clients                 7,153               -             3,183                  -          10,336
  Inventories                                      7,735               -                 -                  -           7,735
  Prepaid expenses and other current assets        4,863               -               180                  -           5,043
                                            ---------------    -------------    ---------------    -------------     -----------

    Total Current Assets                         144,544               -            20,129                  -         164,673

Fixed Assets, net                                 38,775               -             5,839                  -          44,614
Investment in Affiliates                          34,362               -           (22,159)             2,943          15,146
Goodwill                                          83,199               -            18,580                  -         101,779
Deferred Tax Benefits                             11,563               -                 -                  -          11,563
Other Assets                                       9,096               -                19                  -           9,115
                                            ---------------    -------------    ---------------    -------------     -----------

Total Assets                                    $321,539            $  -           $22,408             $2,943        $346,890
                                            ===============    =============    ===============    =============     ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $38,451            $  -             $6,331              $  -         $44,782
  Accruals and other liabilities                  34,245               -             10,579                 -          44,824
  Advance billings                                15,731               -                573                 -          16,304
  Current portion of long-term debt               16,378           2,160                108                 -          18,646
  Deferred acquisition consideration               1,113               -                  -                 -           1,113
                                            ---------------    -------------    ---------------    -------------     -----------

    Total Current Liabilities                    105,918           2,160             17,591                 -         125,669

Long-Term Debt                                    95,970               -              3,950            (3,974)         95,946
Convertible Notes                                 37,794         (33,011)                 -                 -           4,783
Other Liabilities                                    516               -                867                 -           1,383
                                            ---------------    -------------    ---------------    -------------     -----------

Total Liabilities                                240,198         (30,851)            22,408            (3,974)        227,781
                                            ---------------    -------------    ---------------    -------------     -----------
Minority Interests                                 2,432               -                  -                 -           2,432
                                            ---------------    -------------    ---------------    -------------     -----------

Shareholders' Equity
   Share capital                                 115,996           1,296                  -                 -         117,292
   Additional paid-in capital                      4,610          30,851                  -                 -          35,461
   Retained earnings (deficit)                   (39,169)         (1,296)                 -             6,754         (33,711)
   Accumulated other comprehensive income
   (loss)                                         (2,528)              -                  -               163          (2,365)
                                            ---------------    -------------    ---------------    -------------     -----------

Total Shareholders' Equity                        78,909          30,851                  -             6,917         116,677
                                            ---------------    -------------    ---------------    -------------     -----------
Total Liabilities and Shareholders' Equity      $321,539            $  -            $22,408            $2,943        $346,890
                                            ===============    =============    ===============    =============     ===========

Nine Months Ended September 30, 2003
(thousands of United Stated dollars)
                                                                        Proportionate
                                            US         Convertible      Consolidation      Other          Canadian
                                           GAAP           Notes         of Affiliate    Adjustments         GAAP
                                       ------------- ----------------- ---------------- ------------- ------------------
                                       (Restated -                       (Restated)                      (Restated)
                                       See Note 2)
Operating Activities
  Net income                              $20,129            $808               $  -       ($11,479)          $9,458
  Stock-based compensation                  2,721               -                  -              -            2,721
  Depreciation and amortization             7,328               -                273            556            8,157
     Amortization and write-off of
   deferred finance charges                 3,365               -                  -              -            3,365
  Non-cash interest                         3,408               -                  -              -            3,408
  Deferred income taxes                     4,614             467                  -           (198)           4,883
  Foreign exchange gain                     1,511               -                  -              -            1,511
  Gain on sale of assets                  (49,158)              -                (89)        11,121          (38,126)
    Write-down of fixed assets and
    other assets                            8,126               -                  -              -            8,126
  Goodwill charges                         10,012               -                  -              -           10,012
  Earnings of affiliates, net of
    distributions                          (2,161)              -              2,574              -              413
  Minority interest and other              (1,207)              -                  -              -           (1,207)
  Changes in non-cash working
    capital                                (4,918)              -             (1,140)             -           (6,058)
                                      --------------    -------------     ------------    -----------    ---------------
                                            3,770           1,275              1,618              -            6,663
                                      --------------    -------------     ------------    -----------    ---------------

Investing activities
  Capital expenditures                    (12,925)              -             (1,519)             -          (14,444)
  Proceeds of dispositions                118,722               -                  -              -          118,722
  Acquistions, net of cash                (21,529)              -                  -              -          (21,529)
  Other assets, net                         3,957               -                (24)             -            3,933
                                      --------------    -------------     ------------    -----------    ---------------
                                           88,225               -             (1,543)             -           86,682
                                      --------------    -------------     ------------    -----------    ---------------

Financing activities
  Proceeds on issuance of long-term
  debt                                     11,439               -                  -              -           11,439
  Repayment of long-term debt             (87,985)         (1,275)               (70)             -          (89,330)
  Issuance of share capital                 1,652               -                  -              -            1,652
  Purchase of share capital                (6,343)              -                  -              -           (6,343)
                                      --------------    -------------     ------------    -----------    ---------------
                                          (81,237)         (1,275)               (70)             -          (82,582)
                                      --------------    -------------     ------------    -----------    ---------------

Foreign exchange effect on cash and
  cash equivalents                          4,387               -                  -              -            4,387
                                      --------------    -------------     ------------    -----------    ---------------

Increase in cash and cash
equivalents                                15,145               -                  5              -           15,150

Cash and cash equivalents
 beginning of period                       31,226               -              6,211              -           37,437
                                      --------------    -------------     ------------    -----------    ---------------
Cash and cash equivalents
 end of period                            $46,371            $  -             $6,216           $  -          $52,587
                                      ==============    =============     ============    ===========    ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Unless otherwise indicated, references to the "Company" mean MDC Partners Inc and its subsidiaries, and references to a fiscal year means the Company's fiscal year commencing on January 1 of that year and ending December 31 of that year (e.g. Fiscal 2004 means the period beginning January 1 2004 and ending December 31, 2004).

The following discussion focuses on the operating performance of MDC Partners Inc. (the "Company") for the three-month and nine-month periods ended September 30, 2004 and 2003, and the financial condition of the Company as at September 30, 2004. This analysis should be read in conjunction with the consolidated interim financial statements presented in this interim report and the restated annual audited consolidated financial statements and Management's Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2003 as reported on Form 40-F/A. All amounts are in thousands of US dollars unless otherwise stated.

As discussed in Note 2, the Company's financial statements for the three and nine month periods ended September 30, 2003 have been restated for prior periods to correctly reflect certain adjustments. The following discussion relates to the results of the Company after giving effect to these adjustments.

Combined Revenue, Operating Costs and Operating Profits

Many of the Company's marketing communications businesses have significant other interestholders and in some cases, the Company operates the business in a fashion similar to a joint venture with these other interestholders. The Company's management oversees the businesses as active managers rather than a passive investor, reviewing all aspects of their operations with the management of these businesses, regardless of the Company's ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company's management reviews, analyses and manages these elements of the businesses as a whole, rather than just being concerned with it as an investment. Management believes the presentation of the whole of the Company's marketing communications business provides readers with a complete view of all operations that significantly affect the Marketing Communications reportable segment's profitability and allows readers to evaluate the financial presentation reviewed by management in making business decisions. Accumark Promotions Group Inc. owned 55% but not unilaterally controlled by the Company, Cliff Freeman & Partners, LLC, 19.9% owned by the Company, Mono Advertising LLC, 49.9% owned by the Company, Zig, Inc., 49.9% owned by the Company, and, until September 22, 2004, Crispin Porter + Bogusky, LLC, ("CPB"), owned 49.9% by the Company, are required to be equity accounted for under US GAAP. (The financial statements of CPB are consolidated with the Company's as of September 22, 2004) Consequently, for purposes of the Management's Discussion and Analysis, 100% of the results of operations of those entities which are required to be equity accounted for under US GAAP have been combined with the other business of the Marketing Communications reportable segment, and the alternate operating results have been described as "Combined". These "Combined" results do not constitute a financial measure prepared in accordance with US GAAP. A reconciliation of "Combined" results of operations of the Marketing Communications reportable segment to the GAAP reported results of operations has been provided by the Company in the tables included in this Management's Discussion and Analysis.

Results of Operations:



For the Three Months Ended September 30, 2004
         (thousands of United Stated dollars)

                                  Combined                                          As Reported under US GAAP
                              -----------------                 ------------------------------------------------------------------
                                                                                       Secure
                                  Marketing       Less Equity       Marketing         Products      Corporate &
                               Communications     Affiliates     Communications    International       Other           Total
                              -----------------  -------------- ------------------ --------------- --------------- ---------------
   Revenue                            $77,450           $14,070            $63,380         $20,039           $  -        $83,419
                              -----------------  -------------- ------------------ --------------- --------------- ---------------
   Operating Expenses:
    Cost of products sold                   -                 -                  -          12,433              -         12,433
    Salary and related costs           38,169             8,103             30,066           3,580          3,785         37,431
    General and other
      operating costs                  28,273             3,825             24,448           2,243          2,252         28,943
    Other charges (recoveries)              -                 -                  -               -         (2,350)        (2,350)
    Depreciation and
      amortization                      2,683               462              2,221             877            125          3,223
                              -----------------  -------------- ------------------ --------------- --------------- ---------------
                                       69,125            12,390             56,735          19,133          3,812         79,680
                              -----------------  -------------- ------------------ --------------- --------------- ---------------

   Operating Profit (Loss)             $8,325            $1,680             $6,645            $906        ($3,812)         3,739
                              =================  ============== ================== =============== ===============

   Other Income (Expense):
      Gain on sale of assets                                                                                               (1,291)
      Foreign exchange loss                                                                                                  (614)
      Interest expense, net                                                                                                (2,617)
                                                                                                                   ---------------

   Income (Loss) Before Income Taxes, Equity in Affiliates and
      Minority Interests                                                                                                     (783)
   Income Taxes                                                                                                               294
                                                                                                                   ---------------

   Income (Loss) Before Equity in Affiliates and Minority
    Interests                                                                                                              (1,077)
   Equity in Affiliates                                                                                                       455
   Minority Interests                                                                                                      (2,252)
                                                                                                                   ---------------

   Net Income (Loss)                                                                                                      ($2,874)
                                                                                                                   ===============

For the Three Months Ended September 30, 2003, as restated (1):
         (thousands of United Stated dollars)

                                 Combined                                           As Reported under US GAAP
                              ----------------                  ------------------------------------------------------------------
                                                                                       Secure
                                 Marketing       Less Equity        Marketing         Products      Corporate &
                              Communications     Affiliates      Communications    International       Other           Total
                              ---------------- ---------------- ------------------ --------------- --------------- ---------------
Revenue                            $51,343            $8,471           $42,872          $19,214           $  -          $62,086
                              ----------------     ------------    ---------------    ------------    ------------    ------------
Operating Expenses:
 Cost of products sold                   -                 -                 -           12,509              -           12,509
 Salary and related costs           23,605             3,614            19,991            3,069          2,477           25,537
 General and other
  operating costs                   19,572             2,864            16,708            2,548          1,064           20,320
 Other charges                           -                 -                 -                -          1,333            1,333
 Depreciation and
  amortization                       1,619               163             1,456              359            136            1,951
                              ----------------     ------------    ---------------    ------------    ------------    ------------
                                    44,796             6,641            38,155           18,485          5,010           61,650
                              ----------------     ------------    ---------------    ------------    ------------    ------------

Operating Profit (Loss)             $6,547            $1,830            $4,717             $729        ($5,010)             436
                              ================     ============    ===============    ============    ============

Other Income (Expenses):
  Gain on sale of assets                                                                                                  2,861
  Foreign exchange gain                                                                                                      20
  Interest expense, net                                                                                                  (2,223)
                                                                                                                      ------------

Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                    1,094
Income Taxes (Recovery)                                                                                                  (1,305)
                                                                                                                      ------------

Income Before Equity in Affiliates and Minority Interests                                                                 2,399
Equity in Affiliates                                                                                                      1,383
Minority Interests                                                                                                       (1,502)
                                                                                                                      ------------

 Net Income                                                                                                              $2,280
                                                                                                                      ============

    (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements for prior periods.

For the Nine Months Ended September 30, 2004
        (thousands of United Stated dollars)
                                Combined                                           As Reported under US GAAP
                            -----------------                  -------------------------------------------------------------------
                                                                                      Secure
                                Marketing       Less Equity        Marketing         Products       Corporate &
                             Communications      Affiliates     Communications    International        Other           Total
                            ------------------ --------------- ------------------ --------------- ---------------  --------------
    Revenue                        $215,551           $41,886           $173,665        $55,309           $  -         $228,974
                            ------------------ --------------- ------------------ --------------- ---------------  --------------
    Operating Expenses:
    Cost of products sold                 -                 -                  -         33,994              -           33,994
    Salary and related costs        103,138            20,190             82,948         10,426         11,427          104,801
    General and other
      operating costs                80,726            10,757             69,969          6,744          5,598           82,311
    Other charges
   (recoveries)                           -                 -                  -              -         (2,350)          (2,350)
    Depreciation and
      amortization                    7,253               993              6,260          2,359            177            8,796
                            ------------------ --------------- ------------------ --------------- ---------------  --------------
                                    191,117            31,940            159,177         53,523         14,852          227,552
                            ------------------ --------------- ------------------ --------------- ---------------  --------------

   Operating Profit (Loss)          $24,434            $9,946            $14,488         $1,786       ($14,852)           1,422
                            ================== =============== ================== =============== ===============

   Other Income (Expense):
      Gain on sale of assets                                                                                             14,947
      Foreign exchange loss                                                                                                (156)
      Interest expense, net                                                                                              (7,235)
                                                                                                                   --------------

   Income Before Income Taxes, Equity in Affiliates and Minority Interest                                                 8,978
   Income Taxes (Recovery)                                                                                                  (98)
                                                                                                                   --------------

   Income Before Equity in Affiliates and Minority Interests                                                              9,076
   Equity in Affiliates                                                                                                   3,339
   Minority Interests                                                                                                    (5,892)
                                                                                                                   --------------

   Net Income                                                                                                            $6,523
                                                                                                                   ==============

For the Nine Months Ended September 30, 2003, as restated (1):

                                 Combined                                            As Reported under US GAAP
                              ----------------                   -------------------------------------------------------------------
                                                                                         Secure
                                 Marketing        Less Equity        Marketing          Products      Corporate &
                               Communications     Affiliates       Communications    International        Other           Total
                              ----------------- ---------------- ------------------- --------------- ---------------- --------------
  Revenue                         $147,929           $24,531            $123,398          $95,612               $0        $219,010
                              -----------------    -------------     ---------------    ------------     ------------    -----------

  Operating Expenses:
  Cost of products sold                  -                 -                   -           45,948                -          45,948
  Salary and related costs          70,009            10,553              59,456           14,835            5,137          79,428
  General and other
    operating costs                 55,936             7,444              48,492           25,067            2,683          76,242
  Other charges                          -                 -                   -                -            1,333           1,333
  Depreciation and
    amortization                     4,710               393               4,317            2,614              397           7,328
  Write-down  of fixed  assets
    and other assets                     -                 -                   -            8,126                -           8,126
  Goodwill charges                       -                 -                   -           10,012                -          10,012
                              -----------------    -------------     ---------------    ------------     ------------    -----------
                                   130,655            18,390             112,265          106,602            9,550         228,417
                              -----------------    -------------     ---------------    ------------     ------------    -----------

  Operating Profit (Loss)          $17,274            $6,141             $11,133         ($10,990)         ($9,550)         (9,407)
                              =================    =============     ===============    ============     ============

Other Income (Expense):
   Gain on sale of assets                                                                                                   47,486
   Foreign exchange loss                                                                                                    (1,511)
   Interest expense, net                                                                                                   (12,390)
                                                                                                                         -----------

Income Before Income Taxes, Equity in Affiliates and Minority Interests                                                     24,178
Income Taxes                                                                                                                 4,605
                                                                                                                         -----------

Income Before Equity in Affiliates and Minority Interests                                                                   19,573
Equity in Affiliates                                                                                                         3,174
Minority Interests                                                                                                          (2,618)
                                                                                                                         -----------

Net Income                                                                                                                 $20,129
                                                                                                                         ===========

    (1) Refer to Note 2 of the notes to the interim unaudited condensed consolidated financial statements included herein, which disclose the adjustments to the Company's interim unaudited condensed consolidated financial statements for prior periods.

Three Months Ended September 30, 2004 Compared to Three months
Ended September 30, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $77.5 million in the quarter, 50.8% more than the comparable $51.3 million reported in the third quarter of 2003. The increase in the quarter's Combined revenue as compared to the same quarter in 2003 primarily resulted from several significant new business developments which originated in the first quarter of 2004, as described below. The revenue growth is also a result of the acquisitions by the Company of several businesses. During the first quarter of 2004, the Company acquired a controlling interest in the integrated marketing communications group of agencies of Kirshenbaum Bond + Partners, LLC and an equity interest in the advertising agency Cliff Freeman + Partners LLC. During the second quarter of 2004 the Company acquired controlling interests in Henderson bas, an interactive marketing agency, Mono Advertising LLC, an advertising agency, Hello Design, LLC and Bruce Mau Design Inc., branding and design studios, and Banjo, LLC, a production studio. During the third quarter of 2004, the Company acquired VitroRobertson, LLC, and Zig Inc., advertising agencies. These acquired operations contributed $20.5 million of revenue on a Combined basis during the quarter. Excluding the revenue of these acquisitions in 2004, Combined revenues increased 10.9% period over period. The currency exchange rate effect of the strengthened Canadian dollar and Pound Sterling, relative, in each case, to the US dollar, as compared to the same period in 2003, also contributed approximately $1.1 million to the increase in revenues during this period.

Excluding the effects of acquisitions and foreign exchange rate changes, Combined revenues would have improved by approximately 8.6% in the third quarter of 2004, as compared to the same period in 2003. This reflects significant organic revenue growth in the US businesses. The UK operations, however, experienced a significant decrease in revenues during this period, as compared to the third quarter in 2003. The growth in US Combined revenues was driven by incremental revenues resulting from Crispin Porter + Bogusky's new client, Burger King, and increased transaction volumes at Accent Marketing Services. The UK operations experienced declines in revenues from existing clients, while experiencing nominal new revenue additions.

The positive organic revenue growth, particularly revenues from US operations, has resulted in a shift in the geographic mix of Combined revenues. Of the Combined revenue for the quarter, 79% was from the United States, 17% was derived from Canada and 4% came from the United Kingdom. This compared to 71%, 21% and 8%, respectively, in the third quarter of 2003.

During the third quarter of 2004, the Company's client base composition shifted in several areas, as compared to the same quarter in 2003. The Company's revenue's reflected increases in the proportion of total revenue from spending by the retail and healthcare based clients, while consumer products, and, to a lesser extent, telecommunications based client revenues became a relatively smaller component of Combined revenue in 2004, as compared to 2003. In dollar terms, however, revenues from most industry categories increased, with significant additional revenue increases over the prior year reflected in the consumer product, healthcare, telecommunications and retail industry based clients. The composition of revenues added due to business acquisitions in 2004, principally Kirshenbaum Bond + Partners, was proportionately weighted more to the financial and service industry based clients than the Combined revenues of the pre-existing businesses, which contributed dollar revenues primarily from the consumer and financial industries in particular.

Acquisitions in the first quarter did increase total dollar revenues and also the proportionate share of revenues from advertising services, as compared to the "below the line" services. For the third quarter of 2004, advertising services Combined revenues represented approximately 46% of Combined revenues, as compared to 35% for the same period in 2003. Excluding the effects of the Kirshenbaum Bond + Partners acquisition, advertising services would have increased to 38% in the quarter.

Combined operating costs increased at a slightly higher pace than the 50.8% growth in Combined revenues, increasing 54.3% during the quarter, as compared to the same quarter last year. While the "general and other operating" costs component grew at only 44.5%, the staff costs increased at 61.7%. These relative changes are a result of the following factors. If the effects of acquired businesses were excluded from the Combined results, while revenues would have increased at 10.9%, staff costs would have increased at 12.8% and "general and other operating" costs would have increased 23.6%. The staff cost increase indicated also includes incremental severances over 2003, which if excluded in both periods, would have resulted in a 11.8% increase in staff costs. The increase in the "general and other operating" costs beyond the growth rate of revenues was the result of several factors. As in the second quarter of 2004, the Company again invested approximately $0.7 million in the development of a new initiative during this quarter. This venture relates to a proprietary content-driven marketing initiative, which is still in the research phase and is expected to continue in this phase through the fourth quarter of 2004. Further, the Company's operations in the UK in particular incurred significant costs re-aligning the business during the quarter, resulting in operating losses of approximately $1.5 million in the current quarter, compared to profits of approximately $0.1 million in 2003. Depreciation and amortization expense includes an additional $340 in the third quarter of 2004 related to an interim estimate of the portion of intangibles acquired in business acquisitions during 2004 which are anticipated to be amortizable, subject to finalization of the related professional valuations of these acquisitions.

Excluding the effects in the quarter of the acquisitions, and the investments in the new venture, as described above, Combined operating profits would have been $4.7 million, as compared to $6.5 million in 2003, resulting in Combined operating margins of approximately 8.2% in the third quarter of 2004, compared to 12.8% in 2003, despite the $1.6 million reduction in contribution from the UK business. With the addition of several acquisitions, most notably Kirshenbaum Bond + Partners, and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, actual Combined operating income improved by approximately 27.2% to $8.3 million, from $6.5 million, quarter over quarter, while operating margins were 10.7% for the quarter, as compared to 12.8% in the same quarter last year. Excluding the impact of the UK business from both periods, operating profits would have increased 51.5% while operating margin would have decreased to 12.9% from 13.2%.

Secure Products International

Revenues of Secure Products International totaled $20.0 million for the third quarter of 2004, an increase of $0.8 million or 4%, compared to the 2003 third quarter revenues of $19.2 million. This improvement is primarily the result of a significant increase in production at Ashton Potter related to the United States Postal Service, or USPS, contract awarded in 2003, which generated a 102% improvement in the revenues of the stamp operation. Placard, the Australian card operation, also reported increased revenues while revenues attributable to Mercury, the Canadian ticketing business, and Metaca, the Canadian card operation declined quarter-over-quarter.

For the three months ended September 30, 2004, operating costs incurred by the Secure Products International Division were $19.1 million, compared to $18.5 million for the same period of 2003. However, when expressed as a percentage of revenue, operating costs decreased to 95.5% from 96.2% last year. Cost of sales, salaries and related costs and general and other operating expenses all improved as a percentage of revenue in 2004, to 91.1% versus 94.3% in the same period of 2003. The improvement is reflective of both an increase in volumes and operating efficiencies achieved through the installation of state-of-the-art production equipment at Ashton Potter. Third quarter depreciation and amortization increased $0.5 million in 2004, versus the third quarter of the prior year, and represented 4.4% of revenue compared to 1.9% of revenue in the 2003. The increase is primarily related to the impact of the investment spending in 2003 and the first half of 2004 to increase capacity at Ashton Potter and open a west-coast plant for Metaca.

Secure Products International earned operating profits of $0.9 million for the quarter, compared to $0.7 million, an improvement of $0.2 million that was a result of increased production and profitability at Ashton Potter and Placard. Operating income generated by Mercury increased marginally from the prior-year third quarter, despite the impact of the NHL lockout on ticket revenues. Metaca experienced a significant decline in volumes and revenues resulting in operating losses during the period. Management continues to undertake initiatives designed to reduce the cost structure and improve efficiencies at the Canadian card operations. In connection with this effort, severance and other related charges of $0.2 million were recorded in the quarter.

Corporate and Other

Operating expenses excluding other charges increased from $3.7 million in the third quarter of 2003 to $6.2 million this quarter as a result of increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation, the merger of head offices upon the privatization of Maxxcom Inc., an increase in the provision for stock-based compensation, and an increase in overhead costs including the establishment of a US corporate office in New York. Of the $2.5 million increase, approximately $1.3 million related to salaries and benefits, which were $3.9 million for the quarter and included $1.8 million of stock-based compensation expense. For the third quarter of 2003, salaries and benefits were $2.5 million and included $1.5 million of stock-based compensation expense. In the third quarter of 2003, the other charges of $1.3 million were related to severance incurred on the privatization of Maxxcom. In the third quarter of 2004, the other recovery relates to the reversal of a litigation related accrual as a result of new facts and circumstances.

The operating loss of the Corporate and Other Division decreased from $5.0 million in 2003 to $3.8 million in 2004.

Gain on Sale of Affiliate and Settlement of Long-Term Debt

The loss of $1.3 million in the third quarter of 2004 was primarily related to the settlement of debt, including the writeoff of the related unamortized deferred financing costs, in connection with the establishment of a new credit facility during the same period. The gain of $2.9 million reflected in the third quarter of 2003 related to the disposition of units of the Custom Direct Income Fund (the "Fund") and settlement of a holdback related to a purchase and sale agreement.

Interest, Net

Net interest expense on a consolidated basis, at $2.6 million for the quarter, was $0.4 million higher than for the same quarter in 2003. This was due to lower levels of interest income for the period.

Income Before Income Taxes, Equity In Affiliates and Minority Interests

For the quarter, the loss before income taxes, equity in affiliates and minority interests was $0.8 million, versus income of $1.1 million in 2003, a decrease of $1.9 million. This change was primarily due to the impact of asset dispositions and interest costs, partially offset by improved operating profits.

Income Taxes

The income tax expense for the third quarter was $0.3 million, compared to a recovery of $1.3 million for the same period in 2003. The current quarter's income tax expense reflects operating losses incurred in the UK and in Canada during the quarter for which a full valuation allowance has been established, resulting in no net tax benefit being recognized in the operating results of the Company.

Equity in Affiliates

The income attributable to equity-accounted affiliate operations, principally Crispin Porter + Bogusky LLC ("CPB") prior to September 22, 2004 and Accumark Promotions Group Inc, was $0.5 million for the third quarter of 2004, comparable with the $1.4 million earned in the third quarter of 2003. Effective September 22, 2004, the Company became the primary beneficiary of the variable interest entity CPB resulting in a change from the equity method of accounting to consolidation of the accounts of that agency. The change in accounting treatment resulted from a change in the relationship between the Company, CPB and its officers when the Company entered into its new senior credit agreement.

Minority Interests

Minority interest expense of the Marketing Communications Division was $2.3 million for the third quarter of 2004, an increase of $0.9 million compared to the same prior-year quarter. In 2003, Secure Products International and Corporate and Other had a minority interest expense of $0.1 million related to Metaca and Maxxcom, both of which are now wholly-owned.

Net Income

The net loss for the quarter ended September 30, 2004 was $2.9 million, versus net income of $2.3 million during the same period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Marketing Communications

Marketing Communications revenue on a Combined basis was $215.6 million in the first nine months of 2004, 45.7% more than the comparable $147.9 million reported in the first nine months of 2003. The increase in the period's Combined revenue, as compared to the same period in 2003, resulted primarily from several significant new client additions which originated in the first quarter of 2004, as described below. The growth also resulted from the acquisition by the Company of several businesses in 2004, as compared to 2003. As described above, during 2004, the Company acquired interests in Kirshenbaum Bond + Partners, LLC, and Cliff Freeman + Partners LLC, Henderson bas, Mono LLC, Hello Design, LLC, Bruce Mau Design Inc., Banjo, LLC, VitroRoberston LLC, and Zig Inc. These acquired operations contributed $45.0 million of revenue on a Combined basis during the first nine months of 2004. Excluding the revenue of these acquisitions in 2004, Combined revenues would have increased 15.3% period over period. The currency exchange rate effect of the strengthened Canadian dollar and Pound Sterling, relative, in each case, to the US dollar, as compared to the same period in 2003 also contributed approximately $3.6 million to the increase in revenues during this period.

Excluding the effects of acquisitions and foreign exchange rate changes, Combined revenues would have improved by approximately 12.5% in the first nine months of 2004, as compared to the same period in 2003. This reflects significant organic revenue growth in the US businesses. The UK operations, however, experienced a significant decrease in revenues during this period, as compared to the same period in 2003. The growth in US Combined revenues was driven by incremental revenues resulting from Crispin Porter + Bogusky's new client, Burger King, increased transaction volumes at Accent Marketing Services and Source Marketing's significant direct marketing projects this year. Fletcher Martin Ewing's diminished revenues, as well as lower activity at Mackenzie Marketing and Mr. Smith's UK operations mitigated this substantial growth.

The positive organic growth, particularly revenues from US operations, has resulted in a shift in the geographic mix of Combined revenues. Of the Combined revenue for the first nine months, 78% was from the United States, 18% was derived from Canada and 4% came from the United Kingdom. This compared to 71%, 22% and 7%, respectively, in first nine months of 2003.

During the first nine months of 2004, the Company's client base composition shifted in several areas as compared to the same period in 2003. The Company saw a relative increase in spending by the consumer products, telecommunications industry based clients, while automotive based client revenues became a relatively smaller component of Combined revenue in 2004, as compared to 2003. In dollar terms, significant increases were noted in revenues from consumer product, and financial, service industry based clients. The composition of revenues added due to business acquisitions in the first half of 2004, principally Kirshenbaum Bond + Partners, was proportionately weighted more to the financial and service industry based clients than the Combined revenues of the pre-existing businesses, contributing dollar revenues primarily from the consumer and financial industries in particular.

Acquisitions in the first nine months of 2004 did increase the dollar revenues and also the proportionate share of revenues from advertising services, as compared to the "below the line" services. For the first nine months of 2004, advertising services Combined revenues represented approximately 45% of Combined revenues, as compared to 35% for the same period in 2003. Excluding the effects of the KBP acquisition, advertising services would have increased to 39% in the year to date period, as the Company's existing operations obtained several new clients during the period requiring advertising services.

Combined operating costs increased at a slightly increased pace than the 45.7% growth in Combined revenues, increasing 46.3% during the first nine months of 2004, as compared to the same period in 2003. Of the operating costs components, Combined "general and other operating" costs grew at 44.3% and while staff costs grew at 47.3%. These relative changes were a result of several factors. Firstly, if the effects of acquired business were excluded from the Combined results, while revenues would have increased at 15.3%, staff costs would have increased at 10.6% and "general and other operating" costs would have increased 28.1%. The reduced staff cost pace of growth relative to revenues reflects the rapid revenue growth in the first quarter of 2004 that outpaced the ability of certain businesses to increase staffing levels to the appropriate sustainable levels for the business volumes, resulting in enhanced profitability during that period. The increase in the "general and other operating" costs beyond the growth rate of revenues was itself the result of several factors. During 2004, the Company invested approximately $2.2 million in the development of two new initiatives. During the second and third quarters of 2004, the Company invested in a new venture to develop a proprietary content-driven marketing initiative, which is still in the research phase and is expected to continue in this phase through the fourth quarter of 2004. The second venture invested in during 2004, which was not continued beyond the second quarter of 2004, was related to a possible expansion into a new geographic market. A further cause of the increase in operating costs was the unusually high amount expended on new business development during 2004, in particular by the UK business, which invested significant resources into attracting new clients. Finally, Accent Marketing Services expended significant costs to expand its customer service center operations into near-shore and offshore facilities as it prepares for additional business volumes and to maintain its competitive cost structure in the long run. Depreciation and amortization expense for the three quarters ended September 30, 2004 includes an additional $920 charge related to an interim estimate of the portion of intangibles acquired in business acquisitions during 2004 which are anticipated to be amortizable, subject to finalization of the related professional valuations of these acquisitions.

Excluding the effects in the period of the acquisitions, and the investments in new ventures and new business, as described above, Combined operating profits would have decreased 2.2% to $16.7 million, from $17.3 million, resulting in Combined operating margins of approximately 9.8% in 2004 to date and 11.7% in the same period in 2003. With the addition of Kirshenbaum Bond + Partners and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, actual Combined operating income improved by approximately 41.4% to $24.4 million from $17.3 million, period over period, while operating margins where 11.3% for the first nine months of 2004, as compared to 11.7 % in the same period in 2003.

Secure Products International

Secure Products International generated revenues of $55.3 million during the first three quarters of 2004, representing a decrease of $40.3 million or 42% compared to the same period in 2003. The decrease was primarily due to the divestiture of CDI last year as revenues from the remaining operations of the Secure Products International Division increased 19% or $8.7 million. The most significant increase was generated by the stamp operations of Ashton Potter, where production increased due to the USPS contract awarded in 2003. Placard, the Australian card operation, also experienced revenue growth, however, revenues of Mercury, the Canadian ticketing business and the Canadian card operation, Metaca, decreased period over period.

Operating costs of Secure Products International were $53.5 million for the nine months ended September 30, 2004, compared to $106.6 million in 2003. Excluding the impact of disposed operations, and the second quarter 2003 charges related to goodwill and a write-down of fixed and other assets from the 2003 results, operating expenses increased $6.5 million, but as a percentage of revenues, improved to 96.0% on a year-to-date basis in 2004, from 100.9% for the same period of 2003.

As a result, the Secure Products International Division contributed operating income of $1.8 million, an improvement of $12.8 million from the loss incurred in 2003 of $11.0 million. This represents a year over year improvement of $2.1 million from the adjusted operating income of $0.1 million related to the remaining operations, primarily as a result of the increased production at Ashton Potter and Placard partially offset by declines at Metaca.

Corporate and Other

Operating costs, at $14.9 million, increased $5.3 million compared to the nine months ended September 30, 2003, primarily related to a $4.2 million increase in charges for stock-based compensation. Corporate and other costs also increased as a result of the merger of head offices upon the privatization of Maxxcom Inc, the establishment of a new US head office, and an increase in compliance costs. In the third quarter of 2003, the other charges of $1.3 million were related to severance incurred on the privatization of Maxxcom. In the third quarter of 2004, the other recovery relates to the reversal of a litigation related accrual.

The operating losses of the Corporate and Other Division increased to $14.9 million in 2004, from $9.6 million in 2003.

Gain on Sale of Affiliate and Settlement of Long-Term Debt

The gain on sale of assets of $14.9 million for the first three quarters of 2004 primarily related to the divestiture of the remaining interest in CDI, net of the loss on the settlement of the adjustable rate exchangeable securities and fair value adjustment for the embedded derivative in the first quarter. The prior-year gain was primarily related to the disposition of the U.S. check operations.

Interest, Net

On a consolidated basis, net interest expense for the first nine months of the year was $7.2 million, compared to the $12.4 million incurred during the same year-earlier period. Interest expense decreased $5.2 million due primarily to the repayment of the 10.5% senior subordinated notes and the redemption of the convertible debentures. Interest income was relatively unchanged.

Income Before Income Taxes, Equity In Affiliates and Minority Interests

The consolidated income before income taxes, equity in affiliates and minority interests for the year-to-date period ended September 30, 2004 was $9.0 million compared to $24.2 million during the same prior-year period. The decrease was primarily due to the significant gain on sale of assets related to CDI in 2003, net of goodwill charges and the write-down of assets also recorded in that year.

Income Taxes

The income tax recovery recorded for the nine months ended September 30, 2004, was $0.1 million, compared to an expense of $4.6 million for the same period in 2003. Income taxes were negligible compared to income before income taxes, equity in affiliates and minority interests, versus 19.0% in 2003. During 2004 significant taxable gains were offset by previously unrecognized taxable losses.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first three quarters of 2004, income of $3.3 million was recorded. The increase of $0.1 million over the $3.2 million earned in the first nine months of 2003 is principally due to greater income generated by Crispin Porter + Bogusky offset by reduced operating results in other affiliates.

Minority Interests

Minority interest expense of Marketing Communications was $5.9 million for the first nine months of 2004, an increase of $2.3 million compared to the $3.6 million in the previous year. In 2003, a recovery of $1.0 million was recorded related to Metaca and Maxxcom.

Net Income

The net income reported for the first nine months of 2004 was $6.5 million, compared to the net income of $20.1 million achieved in 2003, primarily due to more significant asset sale gains in 2003.

Subsequent Events

In November 2004, the Company's management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company's UK based marketing communications business, wholly owned subsidiary Mr. Smith Agency, Ltd. (formerly known as Interfocus Networks,
Ltd). The Company decided to cease the operations of this business due to the uneconomical cost structure and highly competitive market environment in which this business was operating. The net assets of the discontinued business are expected to be disposed of during the fourth quarter of 2004 with the closure to be substantially completed by the end of the first quarter of 2005. See also Note 14 of the notes to the consolidated financial statement included herein.

Liquidity and Capital Resources

Working Capital

The working capital deficit at September 30, 2004 amounted to $26.2 million, and $64.8 million less than the working capital of $38.6 million at December 31, 2003. The reduction in working capital is due primarily to cash payments made for acquisitions, the repayment of debt during 2004, and the refinancing of a portion of long-term debt as current debt, combined with a decrease in working capital in the Marketing Communications subsidiaries, partially offset by a decrease in the current portion of long-term debt. Compared to December 31, 2003, on a consolidated basis, excluding the effect of the initial consolidation of CPB at September 22, 2004, the following were the changes in working capital accounts: Cash decreased $50.1 million during the period; Accounts receivable increased by $35.0 million and expenditures billable to clients decreased by $3.3 million; Inventory and prepaid expenses increased $0.9 million and $1.1 million, respectively; Bank debt, net of the change in the current portion of long-term indebtedness, decreased $0.2 million; Accounts payable, accruals and other liabilities increased by $37.3 million; Advance billings increased by $11.1 million. These changes were in large part due to acquisitions, such as KBP, during the nine month period.

At September 30, 2004, the Company had utilized approximately $63 million of its $100 million facility in the form of drawings and letters of credit.

Cash and undrawn available bank credit facilities to support the Company's future cash requirements, as at September 30, 2004, were approximately $25 million.

Long-Term Debt

At September 30, 2004, long-term indebtedness (including the current portion of long-term debt) was $56.7 million, a reduction of $25.3 million compared to the $82.0 million outstanding at June 30, 2004 and a reduction of $93.4 million compared to the $150.1 million outstanding at December 31, 2003. The decrease in long-term debt can be attributed to the settlement in the first quarter of the $26.3 million of adjustable rate exchangeable securities with units of the Fund, the settlement in the second quarter of the $37.8 million convertible notes through the issuance of approximately 2.6 million Class A subordinate voting shares, and the introduction of a cash management program in third quarter, which together with a new credit facility, allowed an overall reduction in long-term debt.

During the quarter, the Company and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100 million, maturing in September 2007. Funds from this facility, combined with a related cash management program, were used to repay in full and cancel the Maxxcom credit facility that was to mature in 2005, the Maxxcom subordinated debenture, the MDC Partners Inc. revolving credit facility entered into in June 2004 and certain subsidiary's current bank loans. This new credit facility will reduce the Company's aggregate borrowing costs and provide enhanced liquidity.

The Company has classified the swing-line component of the this revolving credit facility as a current liability in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. This component, reflected as bank indebtedness on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses.

As a result of the Company's failure to file on a timely basis its interim financial statements for the nine months ended September 30, 2004; and its restatement of previously filed audited annual and unaudited interim financial statements, as at November 19, 2004, the Company was in violation of certain covenants under its Credit Agreement dated September 22, 2004 (the "Credit Agreement"). On November 19, 2004, MDC Partners Inc. amended its Credit Agreement by and among JPMorgan Chase Bank, The Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Imperial Bank of Commerce as lenders, and with the Company, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers. Pursuant to this amendment, the lenders (i) extended, until December 22, 2004, the due date for the Company to deliver to the lenders its interim financial statements for the period ended September 30, 2004, and (ii) waived violation of debt covenants in respect of the potential inaccuracy of certain representations and warranties previously made by the Company under the Credit Agreement relating to the Company's previously filed financial statements.

As at September 30, 2004, $4,173 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries' use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce MDC Partners Inc. indebtedness.


Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company typically include commitments to contingent purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are payable based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At September 30, 2004, approximately $0.4 million in deferred acquisition consideration relating to prior year acquisitions is presented on the Company's balance sheet. Based on various assumptions as to future operating results of the relevant entities, management estimates that approximately $0.9 million of further additional deferred purchase obligations could be triggered during 2004 or thereafter. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Put Rights of Subsidiaries' Minority Shareholders

Owners of interests in certain of the Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners' ability to exercise any such "put" right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2004 to 2013. Except as described below, it is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries perform at their current profit levels over the relevant future periods, that these "put" rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $84 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries. Of this amount, the Company would be entitled, at its option, to fund approximately $16 million by the issuance of shares of the Company's Class A stock.

The actual future amount payable in connection with the exercise of any of the above described rights cannot be determined because it is dependent on the future results of operations of the subject businesses and the timing of the exercise of the rights. The actual amounts the Company pays may be materially different from these estimates.

If all of the outstanding rights were exercised, the Company would acquire incremental ownership interests in the relevant subsidiaries entitling the Company to additional annual operating income before other charges estimated by management, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $12 million. The actual additional annual operating income earned by the relevant subsidiaries may be materially different from this estimate.

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

Approximately $4 million of the estimated $84 million that the Company could be required to pay subsidiaries' minority shareholders upon the exercise of outstanding put rights relates to rights exercisable in 2004 in respect of the securities of three subsidiaries. The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations and bank borrowings. Accordingly, the acquisition of any equity interest in connection with the exercise of these rights in 2004 will not be recorded in the Company's financial statements until ownership is transferred.

Cash Flow from Operations

For the first three quarters of 2004, cash flow provided by operations, including changes in non-cash working capital, amounted to $5.2 million. The increase of $1.4 million from the cash flow generated of $3.8 million during the same period of 2003, was primarily the result of improved operating profits generated by both the Marketing Communications Division and the remaining operations of Secure Products International, offset partially by increased corporate and other.

Cash flows used in investing activities was $31.5 million for the year-to-date period ended September 30, 2004, compared with the cash flows generated in 2003 of $88.2 million. $5.8 million of the $11.4 million in capital expenditures relate to the Marketing Communications Division and the remainder to the purchase of manufacturing equipment in the Secure Products Division. In 2003, proceeds of dispositions primarily represent the net proceeds received from the public offering of CDI.

Cash flows used in financing activities to September 30, 2004, were $21.8 million and comprised of the proceeds from the issuance of long-term debt of $67.3 million, $13.8 million of bank indebtedness related to the new facility, a repayment of $94.5 million of long-term debt, proceeds of $3.6 million from the issuance of share capital through a private placement and the exercise of options, and $12.1 million used to repurchase shares of the Company under a normal course issuer bid.

Differences in MD&A Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 in Note 15 to the condensed consolidated interim financial statements. The primary GAAP difference impacting the components of operating profit
(loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures, while US GAAP requires equity accounting for such investments, and the treatment of certain foreign exchange gains and loses on the repayment of intercompany loans. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company's marketing communications businesses has been presented on a combined basis, consistent with the Company's segment disclosures in its condensed consolidated interim financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain the joint ventures in this MD&A as well as in the segment information in Note 6 to the condensed consolidated interim financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint ventures.

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

Revenue is recorded at the net amount retained when the fee or commission is earned. In the delivery of certain services to clients, costs are incurred on their behalf for which the Company is reimbursed. Substantially all of the reimbursed costs relate to purchases on behalf of clients of media and production services. There is normally little latitude in establishing the reimbursement price for these expenses and clients are invoiced for these expenses in an amount equal to the amount of costs incurred. These reimbursed costs, which are a multiple of the Company's revenue, are significant. However, the majority of these costs are incurred on behalf of the largest clients and the Company has not historically experienced significant losses in connection with the reimbursement of these costs by clients.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

      o risks arising from the Company's delayed filing with the SEC of its Form 10-Q for the quarter ended September 30, 2004, and the Company's need to restate its previously filed financial statements for quarterly periods ended June 30, 2004 and March 31, 2004, and the fiscal year ended December 31, 2003;

      o risks associated with effects of national and regional economic and political conditions;

      o the Company's ability to attract new clients and retain existing clients;

      o  the financial success of the Company's clients;

      o  the Company's ability to retain and attract key employees;

      o  developments from changes in the regulatory and legal environment;

      o  foreign currency fluctuations;

      o the successful completion and integration of acquisitions which complement and expand the Company's' business capabilities; and

      o risks arising from potential material weaknesses in internal control over financial reporting.

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

Qualitative Information About Market Risk

Our Secure Products International businesses operate in North America and Australia. Certain North American costs are payable in Canadian dollars while North American revenues are principally collectible in US dollars. Our Marketing Communications businesses operate in North America and the United Kingdom, however each business's revenues are collectible and its costs are generally payable in the same local currency. Consequently, our financial results can be affected by changes in foreign currency exchange rates. Fluctuations in the exchange rates between the US dollar, the Sterling Pound, the Australian dollar and the Canadian dollar may have a material effect on our results of operations. In particular, we may be adversely affected by a significant strengthening of the Canadian dollar against any of these currencies. We are not currently a party to any forward foreign currency exchange contract, or other contract that could serve to hedge our exposure to fluctuations in the US/Canada dollar exchange rate.


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

Under applicable rules, management may not conclude that the Company's internal control over financial reporting is effective if a material weakness exists. Given the nature of the restatements, the Company's management believes that its material weaknesses relate primarily to significant transactions at the Company's head office accounting and reporting functions, including the following:

      o insufficient personnel resources and technical accounting expertise within its accounting functions;

      o failure in the design and operating effectiveness of identified controls in preventing or detecting misstatements of accounting information;

      o absence of appropriate review of significant transactions and related accounting entries, and the appropriate documentation and application of U.S. GAAP for those significant transactions;

      o  failure to document approvals required for certain transactions; and

      o inadequate procedures and oversight for appropriately assessing and applying accounting principles and changes thereon.

Our management and Audit Committee have dedicated resources to assist in assessing the underlying issues giving rise to the restatement and in ensuring proper steps have been and are being taken to improve our control environment. That assessment found and concluded that our finance and accounting personnel made a number of accounting errors, but that there was no evidence of any fraud, intentional misconduct or concealment on the part of the Company, its officers or its employees. We currently are designing and implementing improved controls to address the material weaknesses described above in our control environment. Specifically, the Company has taken the following corrective actions:


      o Hired additional personnel resources, and is actively pursing appropriate additional resources in its accounting and finance functions, particularly those with US GAAP expertise;

      o Developed, distributed and begun to communicate and implement comprehensive accounting policies in a number of areas, including revenue recognition;

      o Developed and continues to refine procedures for ensuring appropriate documentation of complex transactions and application of accounting standards to ensure compliance with U.S. GAAP;

      o Improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management's accounting entries and significant transactions; and

      o Improving monitoring controls to ensure internal controls are operating effectively.

The Company believes that these steps should remediate the identified material weaknesses in control over financial reporting.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2004. We have dedicated significant resources, including management time and effort, and incurred substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and evaluating necessary improvements for maintaining an effective control environment. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with independent third party consulting firm. In addition, the Company's management is regularly discussing the results of our testing and any proposed improvements to our control environment with the Audit Committee. Despite the dedication of significant resources for our Section 404 assessment, and the incurrence of significant costs, the Company has determined that a significant amount of work will be required to remediate the above-mentioned material weaknesses in its internal control over financial reporting. Accordingly, the Company expects that it is likely that it will have material weaknesses in internal control over financial reporting at year-end. However, based on significant work performed during the past several months, including the measures discussed above, management believes that there are no material inaccuracies or omissions of material fact in this third quarter Form 10-Q. Management, to the best of its knowledge, also believes that the financial statements contained in this third quarter Form 10-Q are fairly presented in all material respects. Despite the potential for a material weakness in the Company's internal controls at year-end, management further expects that its corrective measures and improved internal controls will enable the Company to file financial statements for the year ending December 31, 2004, in compliance with U.S. GAAP on a timely basis.

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



Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities:

Shares- Class A subordinate voting shares
------------------------- ----------------- --------------------- --------------------- --------------------
Period                    Total Number of    Average Price Paid     Total Number of      Maximum Number of
                          Shares Purchased       per Share        Shares Purchased as     Shares that may
                                                                    Part of Publicly     yet be Purchased
                                                                   Announced Plans or   under the Plans or
                                                                        Programs             Programs
------------------------- ----------------- --------------------- --------------------- --------------------
July 1, 2004                     215,800                 $11.27              215,800            1,346,722
-July 31, 2004
------------------------- ----------------- --------------------- --------------------- --------------------
August 1, 2004                   238,500                 $10.55              238,500            1,108,222
-August 31, 2004
------------------------- ----------------- --------------------- --------------------- --------------------
September 1, 2004                161,700                 $12.51              161,700              946,522
-September 30, 2004
------------------------- ----------------- --------------------- --------------------- --------------------
Total                            616,000                 $11.32              616,000
------------------------- ----------------- --------------------- --------------------- --------------------


The Class A subordinate voting shares were purchased pursuant to a publically announced plan which commenced June 7,
2004. The maximum number of shares that may be purchased under this plan is 1,816,822. This plan expires June 6, 2005.


Recent Sales of Unregistered Securities:

         (1) On July 27, 2004, the Company acquired a 68% ownership interest in VitroRobertson Acquisition, LLC ("VR"). As part of this acquisition, the Company paid approximately $7 million in cash and issued 42,767 shares of the Company's Class A common stock to VR and its members (valued at approximately $473,000 on the date of issuance). The shares of MDC Class A common stock were issued to VR by the Company without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of VR and its status as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. VR and its members had access to all the documents filed by the Company with the SEC, including the Company's (i) Annual Report on Form 40-F for the year ended December 31, 2003, and (ii) Quarterly Report on Form 10-Q for the period ended March 30, 2004.

         (2) On August 31, 2004, the Company acquired a 49.9% ownership interest in Zig Inc. As part of the acquisition, the Company paid approximately CDN$1.75 million in cash and issued 125,628 shares of the Company's Class A common stock to the selling shareholders of Zig Inc. (valued at approximately CDN$1.98 million on the date of issuance). The shares of MDC Class A common stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903 of Regulation S under the Securities Act and in reliance on section 2.3 of Ontario Securities Commission Rule 45-501.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

   Exhibit No.    Description

10.13 Credit Agreement made September 22, 2004 between MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, as U.S. Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and schedules thereto;

10.14* Amendment No. 1, dated as of November 19, 2004, to the Credit Agreement, dated as of September 22, 2004, among JPMorgan Chase Bank, The Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Imperial Bank of Commerce as lenders, and with MDC Partners Inc., Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers.

10.15 Employment Agreement - between MDC Partners Inc. and Steven Berns dated August 25, 2004;

   21            Subsidiaries of Registrant ;

   31 Certifications Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002;

   32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed as Exhibit 10.1 to Form 8-K filed November 24, 2004.

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

On August 27, 2004, the Company filed a Current Report on Form 8-K announcing that it had agreed to material terms of an employment agreement that it will enter into with Steven Berns who will serve as Vice Chairman and Executive Vice President of the Company.

On September 27, 2004, the Company filed a Current Report on Form 8-K announcing that it had entered into a material revolving credit agreement on September 22, 2004 and that it had refinanced certain existing debt instruments using the proceeds of the new facility.

On November 8, 2004, the Company filed a Current Report on Form 8-K to which is attached Exhibit 99.1,which is a copy of the Company's earnings release related to the period ended September 30, 2004, and Exhibit 99.2, which is the investor presentation materials provided during the Company's earnings call which discussed the earnings release related to the period ended September 30, 2004.

On November 15, 2004, the Company filed a Current Report on Form 8-K announcing the Company had filed a Notification of Late Filing on Form 12b-25 stating that its Quarterly Report on Form 10-Q for the period ended September 30, 2004 could not be timely filed due to circumstances described therein. Attached is Exhibit 99.1, a presentation outlining accounting issues currently being reviewed by management and KPMG LLP, the Company's outside accountant.

On November 24, 2004, the Company filed a Current Report on Form 8-K announcing (a) that the Company had amended its Credit Agreement, dated September 22, 2004, (b) that the Company had received a Staff Determination notice from The Nasdaq Stock Market Listing Qualifications Department, and (c) attaching Exhibit 10.1, the amendment to the Credit Agreement, and Exhibit 99.1, the Company press release, dated November 22, 2004, announcing the actions taken by Nasdaq.

On December 1, 2004, the Company filed a Current Report on Form 8-K to which is attached Exhibit 99.1,which is a copy of the Company's press released dated November 30, 2004, announcing, among other things, that it currently expects to file its Quarterly Report on Form 10-Q for the period ended September 30, 2004 by December 6, 2004.

On December 7, 2004, the Company filed a Current Report on Form 8-K to which is attached Exhibit 99.1,which is a copy of the Company's press released dated December 7, 2004, announcing, among other things, the delivery by the Company of financial statements to its outside accountants

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.


/s/ Walter Campbell
_______________________
Walter Campbell
Chief Financial Officer



December 20, 2004

                                 EXHIBIT INDEX


   Exhibit No.             Description

10.13 Credit Agreement made September 22, 2004 between MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, as U.S. Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and schedules thereto;

10.14* Amendment No. 1, dated as of November 19, 2004, to the Credit Agreement, dated as of September 22, 2004, among JPMorgan Chase Bank, The Toronto-Dominion Bank, Bank of Montreal, Bank of Nova Scotia and Canadian Imperial Bank of Commerce as lenders, and with MDC Partners Inc., Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers.

10.15 Employment Agreement - between MDC Partners Inc. and Steven Berns dated August 25, 2004;

   21            Subsidiaries of Registrant;

   31 Certifications Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002;

   32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




*   Filed as Exhibit 10.1 to Form 8-K filed November 24, 2004