Form 10-K/A
period 2004-12-31
MDC PARTNERS INC
filed 2005-03-31
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 12b-25/A

SEC File Number  001-13178
Cusip Number     N/A

NOTIFICATION OF LATE FILING

(Check One): ☒ Form 10-K □ Form 20-F □ Form 11-K□Form 10-Q □ Form N-SAR □ Form N-CSR

For Period Ended: December 31, 2004

□	Transition Report on Form 10-K	□	Transition Report on Form 10-Q
□	Transition Report on Form 20-F	□	Transition Report on Form N-SAR
□	Transition Report on Form 11-K

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I – REGISTRANT INFORMATION

Full Name of Registrant       MDC Partners Inc.

Former Name if Applicable MDC Communications Corp., MDC Corporation

45 Hazelton Avenue

Address of Principal Executive Office (Street and Number)

Toronto, Ontario, Canada M5R 2E3

City, State and Zip Code

PART II – RULES 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☐

(a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)  The subject annual report, semi-annual report, transition report on From 10-K, 20-F, 11-K, Form N-SAR or Form N-CSR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c)  The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III – NARRATIVE

State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach extra Sheets if Needed)

As previously detailed in its quarterly report on Form 10-Q for the quarter ended September 30, 2004, the Registrant has identified material weaknesses in its internal control over financial reporting. As a result of these material weaknesses, significant internal work and analysis is required to complete the Registrant’s annual report on Form 10-K for the year ended December 31, 2004. Moreover, management’s evaluation of its internal control over financial reporting as of year-end 2004 is still not complete and this ongoing evaluation places even further demands on internal resources. Management is continuing to provide its independent auditors with incremental documentation necessary to complete the 2004 audit of the Registrant’s consolidated financial statements. As a consequence of the internal work and analysis necessary to compensate for the Registrant's material weaknesses in connection with the preparation of the Form 10-K, as well as management's ongoing evaluation of the Registrant's internal control over financial reporting, the Registrant is unable to complete the financial statements and other financial reporting disclosure in its Form 10-K within the prescribed period without unreasonable effort and expense.

PART IV – OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Name: Walter Campbell, Chief Financial Officer

Telephone Number: (416) 960-9000

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

☒Yes ? No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☒ Yes ? No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

As previously detailed in its quarterly report on Form 10-Q for the quarter ended September 30, 2004, results of operations in the Registrant’s business during the first three quarters of 2004 differed in certain respects from those in the corresponding period of 2003. As a result of the matters discussed in Part III above, the Registrant is not in a position at this time to provide a reasonable estimate of anticipated significant changes in the results of operations from the year or fourth quarter of 2003 to the year or fourth quarter of 2004.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties which may cause the actual results or objectives to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among other things, the company’s financial performance; changes in the competitive environment; adverse changes in the economy; ability to maintain long-term relationships with customers; financing requirements; risks arising from material weaknesses in internal control over financial reporting; and other factors set forth in the company’s Form 40-F for its fiscal year ended December 31, 2003 and subsequent SEC filings.

*        *        *        *

MDC Partners Inc. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2005	By: /s/ Walter Campbell
Walter Campbell
Chief Financial Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

3