Form 10-K
period 2004-12-31
MDC PARTNERS INC
filed 2005-04-18
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

Commission File Number: 001-13178

MDC Partners Inc.

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45 Hazelton Avenue, Toronto, Ontario, M5R 2E3
(416) 960-9000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

MDC Partners Inc.
375 Hudson Street, New York, NY, 10014
(212) 463-2777
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	n/a

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Subordinate Voting Shares without par value	NASDAQ Toronto Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2004 was approximately $213.8 million, computed upon the basis of the closing sales price of the common stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded.

As of April 1, 2005, there were 23,077,846 outstanding shares of Class A subordinate voting shares without par value, and 2,502 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board,” “Outstanding Shares,” “Transactions with MDC Partners Inc.” and “Appointment of Independent Accountants”.

CHANGE IN STATUS OF REGISTRANT

Effective February 25, 2004, the Company became a US registrant or “domestic issuer” (as defined in Rule 901 of Regulation S of the Securities Exchange Act of 1934). Prior to that date, the Company was a foreign private issuer (as defined in Rule 901 of Regulation S of the Securities Exchange Act of 1934) and was qualified to file annual reports containing consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles (“GAAP”) under Form 40-F.

In connection with this status change, the Company began to prepare its consolidated financial statements in accordance with generally accepted accounting principles in the United States (“US GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission.

AVAILABLE INFORMATION

Information regarding the Company’s annual report on Forms 10-K, quarterly reports on Form 10-Q or 10-Q/A, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.

The Company’s Code of Conduct and each of the charters for the Audit Committee, Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee, are available free of charge on the Company’s website at http://www.mdc-partners.com or by writing to MDC Partners Inc., 375 Hudson Street, New York, NY 10014, Attention: Investor Relations.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, particularly regarding the financial and strategic impact of acquiring the Zyman Group, recent business and economic trends, potential acquisitions, estimates of amounts for deferred acquisition consideration and “put” option rights, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•       risks associated with effects of national and regional economic conditions;

•       the Company’s ability to attract new clients and retain existing clients;

•       the financial success of the Company’s clients;

•       the Company’s ability to remain in compliance with its credit facility;

•       risks arising from potential material weaknesses in internal control over financial reporting;

•       the Company’s ability to retain and attract key employees;

•       the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•       foreign currency fluctuations.

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations and through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K under the caption “Risk Factors” and in the Company’s other SEC filings.

SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP. Refer to the discussion under “Presentation of “Combined” Revenue, Operating Costs and Operating Profit.”

PART I

Item 1.                        Business

MDC Partners Inc. (“MDC” or the “Company”) was formed by Certificate of Amalgamation effective December 19, 1986 pursuant to the Business Corporations Act (Ontario). Effective December 19, 1986, the Company amalgamated with Branbury Explorations Limited, and thereby became a public company operating under the name of MDC Corporation. On May 28, 1996 the Company changed its name to MDC Communications Corporation, on May 29, 1999 it changed its name to MDC Corporation Inc. On July 31, 2003, the Company acquired the remaining 26% of Maxxcom Inc. (“Maxxcom”) that it did not already own, privatizing the now wholly-owned subsidiary and merging Maxxcom’s corporate functions with the Company’s existing corporate functions. On January 1, 2004 the Company changed its name to its current name, MDC Partners Inc., and on June 28, 2004, the Company was continued under Section 187 of the Canada Business Corporations Act.

BUSINESS OPERATIONS OF THE COMPANY

MDC has operating units in the United States, Canada, Australia and the United Kingdom. MDC is a leading provider of marketing communications services, and secure transaction products and services, to customers in more than 10 countries. MDC conducts its businesses through two operating groups: the Marketing Communications Group and the Secure Products International Group.

Marketing Communications Group

MDC is one of the world’s leading marketing communications firms. Its subsidiaries provide a comprehensive range of marketing communications services in the United States, Canada and the United Kingdom, including advertising, direct marketing, database and customer relationship management, sales promotion, corporate communications, marketing research, corporate identity, design and branding, interactive marketing, strategic entertainment, and other related services.

Perpetual Partnership

The Company’s strategy is to acquire and build market-leading businesses that deliver innovative, value-added marketing communications and secure transactions products and services to their clients. Management believes that long-term shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications and secure products. The basic tenets of Perpetual Partnership are:

•       Find the right Partners.   We look for successful firms that bring innovation and creativity to marketing communications disciplines. We further seek growth-minded, entrepreneurial firms where management has a strong track record yet seeks additional resources to help them accelerate success.

•       Create the right Partnership.   The model requires partners to retain an equity stake in the business. Moreover, the Perpetual Partnership model respects the unique culture of each Partner firm, and therefore seeks to enhance, not change, what has made our Partners successful.

•       Provide access to more resources.   MDC will help Partners develop their business plans, make use of other Partners’ capabilities and provide financial and other assistance in strategic mergers and acquisitions.

•       Deliver healthy financial rewards.   The Perpetual Partnership model provides Partners with an immediate return on their investment and gives them an ongoing share of future profits. The model further facilitates a smooth transition to a new generation of employee-stakeholders.

Management believes that its Perpetual Partnership model is unique in the industry. It enables innovative, entrepreneurial firms to retain key executives and accelerate their growth through:

•       Operational freedom

•       Culture preservation

•       Employee empowerment

•       Creative license

•       Access to capital and other resources

•       Business plan support

•       Merger and acquisition expertise

•       Enabling of integration and cross-selling

•       New technology

•       Succession planning

The Marketing Communications Group operates through its “partner” companies, including the following significant partner entities:

Accent Marketing Services, L.L.C.

Founded in 1993, Accent Marketing Services, L.L.C. (“Accent”) was acquired by MDC in 1999. Accent is a US based customer relationship management company that designs, develops and implements complete customer service and direct marketing campaigns to acquire, retain and develop its clients’ customers. Accent has six domestic customer contact centers and one near-shore location. The Company currently owns 89% of Accent.

Accumark Promotions Group Inc.

Accumark Promotions Group Inc. (“Accumark”) is a Canadian specialized corporate communications firm providing promotional marketing services including strategic consulting, trade, sales force and consumer promotional programs, in-store merchandising and point-of-sale material, food service marketing and event marketing. The Company acquired its 55% interest in Accumark in 1993.

Allard Johnson Communications Inc.

Allard Johnson, acquired by the Company in 1992, is a Canadian integrated communications services agency, providing advertising, sales promotion, direct marketing and interactive services in the fields of consumer products, financial services, wellness and social marketing. The Company owns 59% of Allard Johnson Communications Inc.

Ambrose Carr Linton Carroll Inc.

Ambrose Carr Linton Carroll Inc. (“ACLC”) is a Canadian integrated communications services agency, providing advertising, sales promotion, collateral, point-of-sale and direct marketing for a broad range of clients. MDC acquired ACLC in 1992 and owns 100%.

Banjo Strategic Entertainment, LLC

Founded in 2001 and acquired in 2004 by the Company, Banjo is a 51% owned US entertainment marketing business, specializing in strategic entertainment properties.

Bratskeir & Company, Inc.

Bratskeir & Company, Inc. (“Bratskeir”), established in 1989, is a wholly-owned US specialized corporate communications firm servicing a wide variety of industries. The Company acquired Bratskeir in 2000.

Bruce Mau Design Inc.

Founded in 1985, Bruce Mau Design Inc. (“Bruce Mau Design”) is a Canadian business specializing in identity and branding; research and conceptual programming; environmental graphics; retail; print design and production; exhibition development and design; and production design. The Company acquired a 50.1% interest in Bruce Mau Design in 2004.

Bryan Mills Group Ltd.

Bryan Mills Group Ltd. (“Bryan Mills”) is a Canadian financial communications firm which provides consulting, speaker support and logistics for investment road shows and shareholder meetings and specializes in investor relations, consulting and writing for conference call scripts, quarterly reporting, print and on-line annual reports and corporate websites. The Company acquired Bryan Mills in 1989 and currently holds a 68% interest.

Chinnici Direct, Inc.

Founded in 1980, Chinnici Direct, Inc. (“Chinnici”) is a wholly-owned US specialized corporate communications firm, providing direct marketing servicing to a variety of industries. The Company acquired Chinnici in 2000.

Cliff Freeman & Partners, LLC

Cliff Freeman & Partners, LLC, (“Cliff Freeman”) is a US integrated communications services agency, providing advertising, sales promotion, collateral, point-of-sale and direct marketing to a wide variety of clients. The Company acquired a 19.9% equity interest in Cliff Freeman in 2004.

Colle & McVoy, Inc.

Colle & McVoy, Inc. (“CMI”) founded in 1935, is a US full-service, integrated marketing communications services agency and in conjunction with its divisions, such as Mobium Creative Group, provide business planning, advertising, corporate communications, direct response, public relations, interactive and sales productivity development services. CMI was purchased by MDC in 1999 and is owned 100% by the Company.

Computer Composition of Canada Inc.

Founded in 1970, Computer Composition of Canada Inc. (“Computer Composition”) is a wholly-owned Canadian information processing company that performs database management, information processing, desktop publishing, text storage and typesetting activities. Computer Composition was acquired by the Company in 1988.

Crispin Porter + Bogusky, LLC.

Crispin Porter + Bogusky, LLC (“CPB”), founded in 1965, is a US integrated marketing communications services firm, providing business planning, advertising, corporate communications, direct response, public relations, interactive and sales productivity development services to a wide variety of clients. CPB was named “Agency of the Year” for 2004 by Ad Age. The Company acquired 49% of CPB in 2001.

Fletcher Martin Ewing, LLC.

Fletcher Martin Ewing, LLC (“Fletcher Martin”) was founded in 1979 and acquired by MDC in 1999. Fletcher Martin is a US integrated communications services agency, providing strategic consulting, advertising, sales promotion and corporate communications services. The Company currently owns 85% of Fletcher Martin.

Hello Design, LLC

Hello Design, LLC (“Hello”) is a US interactive design firm founded in 1999. The Company acquired a 51% interest in Hello in 2004.

henderson bas Partnership

Founded in 1998, henderson bas Partnership (“henderson bas”) is a Canadian business that focuses on interactive sales promotion, direct marketing, and campaign integration. The Company acquired its 65% interest in henderson bas in 2004.

Integrated Healthcare Communications, Inc

Integrated Healthcare Communications, Inc. (“IHC”) is a 70% owned Canadian specialized corporate communications firm, providing continuing medical education services to physicians, other health care providers and consumers of health care services for health care clients. IHC was acquired by the Company in 1997.

kirshenbaum bond + partners, LLC

kirshenbaum bond + partners, LLC (“KBP”) is a US integrated corporate communications firm, providing services to a wide variety of clients, creating non-traditional marketing programs for clients through four complementary units—kirshenbaum bond (advertising, with offices in New York and San Francisco), The Media Kitchen (media management), LIME Public Relations + Promotions and Dotglu (interactive and direct marketing). In 2004 KBP was named “Regional Agency of the Year” by Ad Week. The Company acquired its 60% interest in KBP in 2004.

Mackenzie Marketing, Inc.

Mackenzie Marketing, Inc. (“Mackenzie Marketing”), a wholly-owned subsidiary, was founded in 1997 and acquired by the Company in 2000. Mackenzie Marketing is a US specialized corporate communications services agency, providing strategic consulting, advertising, sales promotion and corporate communications services to clients primarily in the financial services industry.

Margeotes/Fertitta + Partners, LLC.

Margeotes/Fertitta + Partners, LLC (“Margeotes/Fertitta”) was founded in 1973 and acquired by MDC in 1998. Margeotes/Fertitta is a US integrated communications services agency, providing advertising, sales promotion and corporate communications services to clients in the packaged goods, financial services, online services and entertainment industries. The Company owns 80% of Margeotes/Fertitta.

Mono Advertising, LLC

Mono Advertising, LLC (“Mono”), founded in 2003, is a US marketing comunications firm that specializes in providing innovative solutions to clients’ communications and branding challenges. The Company acquired a 49.9% equity interest in Mono in 2004.

Northstar Research Partners Inc.

Northstar Research Partners Inc. (“Northstar”) was founded in 1998 and MDC acquired a 50.1% of interest in 1998. Northstar provides market research and consulting services to a multi national group of clients through offices in the United States, Canada and the United Kingdom.

Onbrand

Founded in 1986 and acquired by MDC in 1992, Onbrand (formerly known as Strategies International) is a 85% owned Canadian brand and corporate identity company, specializing in brand and corporate identity services, including packaging, branding, naming, signage and collateral materials.

Pro-Image Corporation

Pro-Image Corporation (“Pro-Image”) is a wholly-owned US company specializing in pre-press services for publishers of educational, engineering and reference textbooks as well as technical and medical journals. The Company acquired Pro-Image in 1994.

Source Marketing LLC.

Source Marketing LLC (“Source”) is an 88% owned US marketing services firm, specializing in promotional, retail, event, direct and other business building marketing services. MDC acquired its interest in Source in 1998.

TargetCom LLC.

TargetCom LLC (“TargetCom”) was established in 1988. TargetCom is a wholly owned US specialized corporate communications firm, providing direct marketing services specializing in very targeted delivery of meaningful and relevant messages to customers. The Company acquired TargetCom in 2000.

Veritas Communications Inc.

Launched by the Company in 1993, Veritas Communications Inc. (“Veritas”) is a Canadian public relations and public affairs agency, providing media relations, corporate communications and government relations to organizations in the consumer, financial and health care categories. The Company owns 59% of Veritas.

VitroRobertson, LLC

Founded in 1992, VitroRobertson LLC (“VitroRoberston”) is a US corporate communications firm, providing advertising, sales promotion and corporate communications services to a wide variety of clients. The Company acquired a 68% interest in VitroRobertson in 2004.

Zig Inc.

Formed in 1999, Zig Inc. (“Zig”) is a Canadian corporate communications firm providing advertising sales promotion and corporate communications services to a wide variety of clients. The Company acquired a 49.9% equity interest in Zig in 2004.

Secure Products International Group

The Secure Products International Group provides security products and services in Canada, United States and Australia in three primary areas: electronic transaction products, such as credit, debit, telephone and smart cards; secure ticketing products, such as airline, transit and event tickets; and stamps, both postal and excise.

Ashton-Potter [USA] Ltd.

Ashton Potter [USA] (“Ashton Potter”) Ltd., a wholly owned subsidiary purchased by the Company in 1993, is an industry leader in the security printing market. Ashton Potter has continually developed high quality product solutions that meet the specifications and expectations of its customers. Ashton Potter has a long-term relationship with the United States Postal Service. Ashton Potter is further securing its industry leading position in stamp and label production through the introduction of innovative new products. By leveraging its technologies, secure facilities, proven processes and expertise, Ashton Potter is developing next generation secure product solutions.

Mercury Graphics

Mercury Graphics (“Mercury”) is a leader in security and specialty printing, specializing in events ticketing, airlines and mass transit markets. Mercury’s commitment to quality and technical excellence has led to ongoing relationships with professional sports teams, fine arts organizations, mass transit companies and the world’s leading air, rail and sea carriers. In addition, hundreds of organizations that require specialized print and fulfillment solutions use Mercury’s high quality, innovative specialty printing products. Mercury is a wholly owned subsidiary that was purchased in 1995 by the Company.

Metaca Corporation

Metaca Corporation (“Metaca”), which was founded by the Company in 1997, has grown to become one of North America’s leading secure card solution providers, offering clients innovative, single source solutions for chip and traditional card applications. The company has unique Disaster Recovery Plan (DRP) capabilities and coast-to-coast coverage through its facilities in Toronto and Vancouver. Metaca serves not only the financial industry, but also the telecommunication, satellite, alternative payment, identification, gift, loyalty and government markets.

Placard Pty Ltd.

Placard Pty Ltd. (“Placard”) is one of the largest card services and smart card providers in the Australasian market, serving the financial services, telecommunications, retail, insurance, government and utility industries. Placard is focused on providing its clients with tailored solutions based on the current and future business needs, and is well established as a high quality card supplier. Placard is a wholly owned subsidiary that was purchased in 1996 by the Company.

Ownership Information

The following table includes certain information about the Company’s significant operating subsidiaries. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the periods described in the accompany notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and analysis—Off-Balance Sheet Commitments—Put rights of Subsidiaries’ Minority Shareholders” for further discussion.

MDC Partners Inc.
Schedule of Current and Potential Ownership

	% Owned at		Put/Call Options
Company	12/31/04	Year Acquired	2005	Thereafter
			(See Notes)
Marketing Communications
Consolidated:
Accent Marketing Services, LLC	89.4%	1999	92.8%	Note 1
Allard Johnson Communications Inc.	59.0%	1992	69.3%
Ambrose Carr Linton Carroll Inc.	100.0%	1992	—
Banjo Strategic Entertainment, LLC	51.0%	2004	—
Bratskeir & Company, Inc.	100.0%	2000	—
Bruce Mau Design Inc.	50.1%	2004	—
Bryan Mills Group Ltd.	68.0%	1989	100.0%
Chinnici Direct, Inc.	100.0%	2000	—
Colle & McVoy, Inc.	100.0%	1999	—
Computer Composition of Canada Inc.	100.0%	1988	—
Crispin Porter & Bogusky, LLC	49.0%	2001	—	Note 2
Fletcher Martin Ewing, LLC	85.0%	1999	100.0%
Hello Design, LLC	51.0%	2004	—
henderson bas partnership	65.0%	2004	—	Note 3
Integrated Healthcare Communications, Inc.	70.0%	1997	90.0%
kirshenbaum bond & partners, LLC	60.0%	2004	—	Note 4
Mackenzie Marketing, Inc.	100.0%	2000	—
Margeotes / Fertitta + Partners, LLC	80.0%	1998	100.0%
Northstar Research Partners Inc.	50.1%	1998	100.0%
Onbrand (formerly Strategies International)	85.0%	1992	—
Pro-Image Corporation	100.0%	1994	—
Source Marketing, LLC	87.7%	1998	100.0%
TargetCom, LLC	100.0%	2000	—
Veritas Communications Inc.	58.8%	1993	—
Vitro Robertson, LLC	68.0%	2004	—	Note 5
Equity Accounted:
Accumark Promotions Group Inc.	55.0%	1993	—
Cliff Freeman & Partners, LLC	19.9%	2004	—	Note 6
Mono Advertising, LLC	49.9%	2004	—	Note 7
Zig Inc.	49.9%	2004	—	Note 8
Secure Products International
Consolidated:
Ashton-Potter [USA] Ltd.	100.0%	1993	—
Mercury Graphics	100.0%	1995	—
Metaca Corporation	100.0%	1997	—
Placard Pty Ltd.	100.0%	1996	—

Notes

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming MDC was to fully exercise its call rights at the earliest opportunity.

1.                MDC has the right to increase its ownership through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 96.2% in 2006 and up to 99.6% in 2007.

2.                MDC has the right to increase its ownership through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 66% of this entity in 2007, up to 83.0% in 2008 and up to 100% in 2009.

3.                MDC has the right, under certain conditions, to increase its ownership through acquisition of an incremental interest, and other interest holders have the right under certain conditions to put to MDC the same incremental interest, up to 100% of this entity in 2007.

4.                MDC has the right to increase its ownership through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2008.

5.                MDC has the right to increase its ownership through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2011.

6.                MDC has the right to increase its ownership through acquisition of up to 100% of this entity in 2006.

7.                MDC has the right to increase its ownership through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 54.0% of this entity in 2010, up to 59.0% in 2011, up to 64.0% in 2012, to 69.0% in 2013 and up to 74.0% in 2014.

8.                MDC has the right to increase its ownership through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 79.9% in 2009.

Key Transactions Since January 2004

Since January 1, 2004, the following significant developments of the Company’s business have occurred.

January 29, 2004	The Company purchased a 60% interest in kirshenbaum bond + partners for consideration of approximately $26 million.
February 13, 2004	The Company redeemed all of the Adjustable Rate Exchangeable Securities due December 31, 2028 for units of the Custom Direct Income Fund, divesting of its remaining 20% ownership in Custom Direct.
February 25, 2004

The Company’s controlling shareholder, Miles Nadal, completed the conversion of 100% of the Class B multiple voting shares of the Company owned indirectly by him into Class A Subordinate Voting Shares on a one-for-one basis, without any cash or non-cash consideration.

March 24, 2004

The Company acquired an additional 39.3% ownership interest in Accent Marketing Services LLC, increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4% for consideration of approximately $18.4 million.

July 27, 2004	The Company acquired a 68% ownership interest in VitroRoberston, LLC for consideration of approximately $7.6 million.
August 31, 2004	The Company acquired a 49.9% ownership interest in Zig Inc. for consideration of approximately $3.0 million.
September 22, 2004

The Company and certain of its wholly-owned subsidiaries entered into a revolving credit facility (“Credit Facility”) with a syndicate of banks providing for borrowings of up to $100 million, maturing in September 2007. Funds from this facility, combined with a related cash management program, were used to repay in full and cancel MDC’s outstanding credit facilities and a subordinated debenture, and a subsidiary’s current bank loans.

November 9, 2004	The Company ceased the operations of and subsequently disposed of its UK-based marketing communications business, Mr Smith Agency, Ltd (formerly known as Interfocus Network Limited).
April 1, 2005

The Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC for a purchase price equal to $52.4 million paid in cash, plus the issuance of 1,139,975 class A shares of the Company valued at approximately $11.2 million. In connection with this acquisition, the Company further amended its Credit Facility. Such amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Facility from $100 million to $150 million, (ii) permission to consummate the Zyman Group acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the Company’s fixed charges ratio and total debt ratio financial covenants.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to (a) the Company’s Marketing Communications Group and the Secure Products International Group, (b) the geographic regions the businesses operate within, and (c) the revenues contributed by major class of product and service from these segments, refer to the Segmented Information note of the notes to the consolidated financials statements included in this Annual Report and to Management’s Discussion and Analysis for further discussion.

Competition

Marketing Communications Group

The operating companies of the Marketing Communications Group compete for business in the competitive, highly fragmented marketing and communications industry with large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA and Havas Advertising. These global holding companies generally have greater resources than those available to the Company and its subsidiaries, and such resources may enable them to aggressively pursue and compete with the business of the Marketing Communications Group. Each of the operating companies within the Marketing Communications Group also face competition from numerous smaller agencies that only operate in one or more countries or local markets. The Company’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. The Company’s operating companies compete at this level by identifying and developing sectors or niches which have historically been underserved by other marketing communications companies. These niches include the regional operations of multinational corporations and national companies with mid-sized marketing budgets. MDC also benefits from two-way referrals and cross-selling of services based on expertise, and the complexity and service scope of client requirements.

A company’s ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit a company’s ability to compete for certain new clients. In the vast majority of cases, however, MDC’s consistent maintenance of separate, independent operating companies has enabled the Company to represent competing clients.

Secure Products International Group

Competition in the Company’s markets is primarily dependent upon quality, reliability and service. Price is also an important criteria, but is secondary to the initial requirement for a supplier to satisfy a potential customer that it has the proven ability to meet the primary criteria.

In both Canada and the United States, government and public corporation security products are generally awarded on the basis of competitive bidding procedures through Requests for Proposals (“RFPs”). These RFPs require a bidder to provide detailed information regarding price, security, manufacturing capabilities and quality control processes. These RFP submissions form the basis for the awarding of contracts. Contracts are generally awarded on a multi-year basis.

MDC is a leading supplier of secure products in the geographic areas in which they compete.

Industry Trends

Marketing Communications Group

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized communications services are consuming a growing portion of marketing dollars. This is increasing the demand for a broader range of non-advertising marketing communications services (i.e.: direct marketing, sales promotion, interactive, etc). As well, there is an increasing need for consistent brand communication in response to increased competition from globalization and deregulation.

The Company’s success in this environment has been in the past, and is expected to continue to be, dependent on the ability to retain and attract key executive and management personnel and employees, to maintain relationships with existing clients and successfully bid on new business, and to staff projects with the expertise required.

Secure Products International Group

The continuing growth expected in the areas of e-commerce, the Internet and the imminence of the personal data retentive “smart card” revolution are anticipated to positively impact MDC. In addition, the United States Postal Service recently consolidated its production of all US postage stamp products to three suppliers, one of which was Ashton-Potter. The Company expects that such consolidation trends are likely to continue among customers in its Secure Products International Group.

Clients

Marketing Communications Group

The Marketing Communications Group serves clients in virtually every industry, and in many cases the same clients in various locations. Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in every geographical location.

The Company’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “MD&A—Executive Overview” for a further discussion of the Company’s arrangements with its clients.

The Marketing Communications Group’s largest client in 2004 was IBM, representing approximately 10% of the Company’s consolidated revenues for the year, while no other client accounted for more than 6.2% and the top ten clients accounted for 31.9% of the Company’s 2004 consolidated revenues. Based on 2004 revenues, some of the Group’s other significant clients include Burger King, JP Morgan Chase and Bayer. No client accounted for 10% or more of revenues in 2003 and 2002.

Secure Products International Group

The Secure Products International Group manufactures products that have an intrinsic monetary value and must be produced in a secure environment. Typical clients are in industries that require tickets (transportation and entertainment), stamps (government and quasi-government), and electronic commerce products (banks, consumer credit card businesses) and are located in over 10 countries. No single client accounted for 10% or more of the Company’s consolidated revenues for each of the years 2004, 2003 and 2002. The Secure Products International Group’s largest client in 2004 was the United States Postal Service. Other significant clients include several airline companies and several professional sports organizations.

Employees

As at December 31, 2004, the Company and its subsidiaries had approximately 4,030 employees, of which approximately 600 were employed in the Secure Products International Group, 3,400 in the Marketing Communications Group, and 30 in the corporate office. See the Company’s Management’s Discussion and Analysis included in this Annual Report for a discussion of the effect of cost of services sold on the Company’s historical results of operations. Because of the personal service character of the

Marketing Communications Group, the quality of personnel is of crucial importance to the Company’s continuing success. Approximately 340 employees of the Company’s secure products work force are represented by labor unions. The Company considers its relations with employees to be satisfactory.

Risk Factors

The following factors could adversely affect the Company’s revenues, results of operations or financial condition. See also “Statement Regarding Forward-Looking Disclosure.”

The Company’s revenues are susceptible to declines as a result of adverse economic developments.

The marketing communications industry is cyclical and is subject to the negative effects of economic downturns. The Company’s advertising and marketing services subsidiaries and affiliates, and the Company’s Secured Products Group, are also exposed to the risk of clients changing their business plans and/or reducing their marketing budgets. As a result, if the US and Canadian economies do not continue to improve, or weakens, the Company’s businesses, financial condition and operating results are likely to be adversely affected.

The Company competes for clients in highly competitive industries.

The Company’s Marketing Communications businesses operate in a highly competitive environment. They compete in an industry characterized by numerous firms of varying sizes, with no single firm or group of firms having a dominant position in the marketplace. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service, and expertise in particular niche areas of the marketplace. In addition, because an agency’s principal asset is its people, barriers to entry into the business are minimal, and quite small agencies are, on occasion, able to take all or some portion of a client’s business from a larger competitor.

Additionally, there has recently been a trend of large multinational organizations consolidating their marketing communications providers so that one company provides these services to all of a client’s international locations. As a result, the Company’s marketing communications agencies may experience the loss of clients or projects including IBM, which represents approximately 10% of the Company’s consolidated revenue. While many of our client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time. To the extent that the Company’s Marketing Communications Group fails to maintain existing clients or attract new clients, the Company’s business, financial condition and operating results may be affected in a materially adverse manner.

The Secure Products International Group competes primarily on the basis of quality, customer service, design capability and price. A number of the Company’s competitors have greater resources than those available to the Company, which resources may enable them to aggressively pursue and compete for the business of The Secure Products International Group.

The loss of lines of credit could adversely affect the Company’s liquidity and its ability to implement its acquisition strategy and fund any put options if exercised.

As of December 31, 2004, the Company had approximately $55 million outstanding under its revolving Credit Facility in the form of drawings and letters of credit. The Company uses amounts available under the Credit Facility, together with cash flow from operations, to fund its working capital needs and to fund its strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

On December 22, 2004 and March 14, 2005, the Company amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its interim and annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with certain of its financial covenants.

In order to finance the Zyman Group acquisition, the Company entered into an additional amendment to its Credit Facility on April 1, 2005. This most recent amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Agreement from $100 million to $150 million, (ii) permission to consummate the Acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants. See “MD&A—Liquidity and Capital Resources.”

These Credit Facility amendments and waivers were necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility. The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes that there will be no events of default resulting in any condition that prevents the Company from being able to borrow under the Credit Facility during the next twelve months. If, however, the Company loses all or a substantial portion of its lines of credit under the Credit Facility, or if the Company were unable to borrow after giving effect to the scheduled mandatory reductions of its revolving commitments under the Credit Facility, it will be required to seek other sources of liquidity. If the Company were unable to replace this source of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

The Company’s recent acquisition of the Zyman Group increased the Company’s leverage ratios, and the Company may not realize all the benefits it expects from the Zyman Group acquisition or acquisitions it may make in the future.

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders. At any given time the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

The success of acquisitions or strategic investments depends on the effective integration of newly-acquired businesses into the Company’s current operations, including the Zyman Group acquisition. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company. There can be no assurance that the Company will realize all of the strategic and financial benefits that it expects from the Zyman Group acquisition or future acquisitions.

The Company is still implementing its plan to assess and eliminate material weaknesses in its internal controls over financial reporting.

The Company is still implementing its plan to assess and eliminate material weaknesses in its internal controls over financial reporting. In the light of restatements during 2004 of the Company’s previously issued financial statements and management’s ongoing assessment of the Company’s internal control over financial reporting, we have concluded that there are material weaknesses in the design and operation of our internal control over financial reporting. These weaknesses adversely affect the Company’s ability to record, process, summarize and report financial data and, by themselves or in combination, result in a more than a remote likelihood that a material misstatement in or omission from our financial statements and other financial reporting will not be prevented or detected by our employees in the normal course of performing their assigned functions. See “Item 9A. Controls and Procedures.” Despite the ongoing dedication of significant resources to remediate these material weaknesses, we have determined that a significant amount of additional work will be required to remediate these material weaknesses in our internal control over financial reporting and cannot assure that these material weaknesses will be fully remediated in the near term.

As discussed further in Item 9A below, management has not yet completed its assessment of our internal control over financial reporting and cannot provide assurance as to when this assessment will be complete. During the course of this ongoing assessment, management may identify additional material weaknesses and other deficiencies with our internal control over financial reporting. When this assessment is complete, we cannot assure that our independent registered public accounting firm will be able to express an opinion on management’s report on our internal control over financial reporting. If our independent registered public accounting firm does express such an opinion, we expect that it will be an adverse opinion in view of the material weaknesses that we have already identified and any additional material weaknesses identified in the course of our ongoing assessment.

Investors and creditors may lose confidence in our reported financial information as a result of these material weaknesses, the delay in the completion of our management report on internal controls and the absence or adverse nature of an opinion on our internal controls by our independent registered public accounting firm. Such a loss of confidence may give rise to adverse effects on the trading price of our common stock and our liquidity.

The Company’s business could be adversely affected if it loses key clients.

The Company’s strategy has been to acquire ownership stakes in diverse marketing communications businesses to minimize the effects that might arise from the loss of any one client or executive. Management succession is very important to the ongoing results of the Marketing Communications Group because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management personnel. If key executives were to leave, the relationships that the Company has with their clients could be lost.

Within the Secure Products International Group, the postage stamp business derives a significant portion of its revenue from government contracts, which are generally awarded in a competitive bidding process. The loss of any of these contracts could have a material adverse effect on the sales and earnings of Ashton Potter, the Company’s postage stamp production subsidiary.

Our ability to generate new business from new and existing clients may be limited.

To increase our revenues, we need to obtain additional clients or generate additional demand for our services from our existing clients. Our ability to generate initial demand for our services from new clients and additional demand from existing clients is subject to our clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of our employees, services and reputation and the breadth of our services. To the extent we cannot generate new business from new and existing clients due to these limitations, it will limit our ability to grow our business and to increase our revenues.

The Company’s business could be adversely affected if it loses or fails to attract key employees.

Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among the Company’s most important assets. An important aspect of the Company’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and there can be no assurances that the Company will offer a level of compensation sufficient to attract and retain these key employees. If the Company fails to hire and retain a sufficient number of these key employees, the Company may not be able to compete effectively.

The Company is exposed to the risk of client media account defaults.

The Company’s Marketing Communications Group often incurs expenses on behalf of its clients in order to secure a variety of media time and space, in exchange for which it receives a fee. The difference between the gross cost of the media and the net revenue earned by the Company can be significant. While the Company takes precautions against default on payment for these services (such as advance billing clients) and has historically had a very low incidence of default, the Company is still exposed to the risk of significant uncollectible receivables from its clients.

The Company’s results of operations are subject to currency fluctuation risks.

Although the Company’s financial results are reported in US dollars, a significant portion of its revenues and operating costs are denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the US dollar and other currencies, particularly the Canadian dollar, may affect the Company’s financial results and the Company’s competitive position.

The Company is subject to regulations that could restrict its activities or negatively impact its revenues.

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently the Company’s revenues.

Our executive officers and directors own a significant percentage of our outstanding common stock and have the ability to influence significantly the outcome of corporate transactions or other matters submitted for stockholder approval.

Our executive officers and directors beneficially own, in the aggregate, approximately 19% of our outstanding common stock, not including shares of common stock that the officers and directors may acquire in the event that they exercise any of the options granted to them or if they otherwise acquire additional shares of common stock. As a result, our officers and directors have the ability to influence significantly the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election of directors and the approval of certain mergers and other significant corporate transactions, including a potential sale of the Company.

Effect of Environmental Laws

The Company believes it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.

Item 2.                        Properties

See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and the Management Discussion and Analysis for the impact of occupancy costs on the Company’s operating expenses.

Marketing Communications Group

The Company maintains office space in many cities in the United States, Canada and the United Kingdom. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for the Company’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s Canadian business are denominated in Canadian dollars and are therefore subject to changes in foreign exchange rates.

Secure Products International Group

The Company maintains five secure facilities, as well as ancillary warehouses, for the production and personalization of various secure products. Of the five facilities, three are located in Canada, one in the United States and one in Australia. A secure facility is required for manufacturing products that have an intrinsic monetary value. The level of security at each site varies per the requirements of each customer. Some facilities require certification by these customers and certain substantial customer-specified leasehold improvements. One of the Canadian facilities is owned; all other facilities are leased from third parties. These facilities are suitable and are in well-maintained condition for the Company’s current operations and have production capacity sufficient to meet the needs of their businesses. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of the Company’s leases require payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s Canadian and Australian business are denominated in local currencies and are therefore subject to changes in foreign exchange rates.

The following table summarizes the principal properties of the Company’s Secure Products International Group:

		Square Footage
	Number of Facilities	Plant	Office and Warehouse
United States	2	62,000	5,000
Canada	7	182,200	11,000
Australia	5	32,200	14,800
	14	276,400	30,800

Item 3.                        Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is The Toronto Stock Exchange (symbol: “MDZ.SV.A”). As of April 1, 2005, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 1,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported by the NASDAQ composite and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2004 and 2003 are as follows:

	High	Low
NASDAQ National Market
(US Dollars per share)
Quarter Ended
March 31, 2004	$17.63	$11.04
June 30, 2004	16.55	11.14
September 30, 2004	13.05	10.07
December 31, 2004	12.95	9.72
March 31, 2003	4.31	3.20
June 30, 2003	8.05	4.24
September 30, 2003	10.30	7.56
December 31, 2003	12.78	9.90
The Toronto Stock Exchange
(Canadian Dollars per share)
Quarter Ended
March 31, 2004	C$22.25	C$14.42
June 30, 2004	20.65	15.09
September 30, 2004	17.00	13.21
December 31, 2004	16.08	11.01
March 31, 2003	6.70	5.00
June 30, 2003	10.81	6.00
September 30, 2003	14.10	10.25
December 31, 2003	16.50	13.26

Dividends

The Company has not declared nor paid any dividends on its Class A subordinate voting shares since its incorporation in 1986. In addition, the Company’s Credit Facility prohibits the Company from declaring and paying cash dividends. Accordingly, it is expected that no dividends will be paid by the Company on the Class A subordinate voting shares or the Class B shares in the foreseeable future. Any future payment of dividends will be determined by the board of directors of MDC Partners Inc. on the basis of the Company’s earnings, financial requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2004.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	1,874,615	$6.78	161,763
Stock appreciation rights	795,746 (1)	$7.02	702,256
Not approved by stockholders:
None	—	—	—

(1)          Based on December 31, 2004 closing Class A subordinate voting share price on the Toronto Stock Exchange of $10.74 (C$12.91).

See also Note 15 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares—Class A subordinate voting shares

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31, 2004	21,300	$11.92	21,300	925,222
November 1 - 30, 2004	9,500	$11.66	9,500	915,722
December 1 - 31, 2004	—	—	—	915,722
Total	30,800	$11.84	30,800

The Class A subordinate voting shares were purchased pursuant to a publicly announced plan which commenced June 7, 2004. For the three months ended March 31, 2005, the Company made no purchases under the plan. The maximum number of shares that may be purchased under this plan is 1,816,822. However, pursuant to its Credit Facility, the Company is currently restricted from repurchasing its shares. This plan expires June 6, 2005.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for the Company’s common stock is:

CIBC Mellon Trust Company

CIBC Mellon Trust Company operates a telephone information inquiry line that can be reached by dialing toll-free 1-800-387-0825 or 416-643-5500.

Correspondence may be addressed to:
MDC Partners Inc.
C/o CIBC Mellon Trust Company
Corporate Trust Services
P.O. Box 7010
Adelaide Street Postal Station
Toronto, Ontario M5G 2M7

Item 6.                        Selected Financial Data

The following selected financial data should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this annual report on Form 10-K. Financial data for the years 2001 and 2000 has been derived from the Company’s previously filed annual reports on Form 40-F.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
OPERATING DATA
Revenues	$316,812	$278,777	$363,719	$477,727	$532,030
Income (loss) from continuing operations	$3,778	$13,702	$97,823	$(71,533)	$17,955
Stock-based compensation included in income from operations	$8,388	$6,182	$—	$—	$—
EARNINGS PER SHARE
Basic
Continuing operations	$0.18	$0.77	$5.78	$(4.24)	$1.03
Diluted
Continuing operations	$0.17	$0.70	$3.87	$(4.24)	$0.92
FINANCIAL POSITION
Total assets	$437,855	$321,539	$349,677	$545,512	$704,425
Total long-term debt	$53,538	$150,142	$179,694	$374,509	$402,409

Several significant factors that should be considered when comparing the annual results shown above are as follows:

As discussed in the notes to the consolidated financial statements, as required by Statement of Financial Accounting Standard 142, “Goodwill and Other Intangibles (“SFAS 142”), beginning with the Company’s 2002 operating results, goodwill and other intangible assets that have indefinite lives were no longer amortized due to a change in US GAAP. The following table shows the impact of excluding goodwill amortization.

	2001	2000
Income (loss) from continuing operations	$(71,533)	$17,955
Add back goodwill amortization	11,244	7,880
Net income (loss) from continuing operations before goodwill amortization	$(60,289)	$25,835
Earnings (loss) per share from continuing operations:
Basic as reported	$(4.24)	$1.03
Basic before goodwill amortization	$(3.57)	$1.49
Diluted as reported	$(4.24)	$0.92
Diluted before goodwill amortization	$(3.57)	$1.27

Year Ended December 31, 2000

During 2000, the Company recorded a net gain on asset dispositions of $33.8 million related to the initial public offering of Maxxcom Inc., the private placement at CyberSight and the sale of 100% of Optus Corporation and 15% of Metaca Corporation. The Company also incurred impairment charges resulting from fixed and other assets totaling $17.4 million. The Company recorded amortization of goodwill in the amount of $7.9 million. Optus Corporation accounted for $53.5 million of revenue and $0.5 million of income from continuing operations.

Year Ended December 31, 2001

During 2001, the Company commenced a restructuring process, to maximize the returns in its core businesses and construct an orderly exit from non-core activities, resulting in a charge of $121.5 million. The Company recorded a gain of $62.3 million on the sale of 45.5% of a Secure Products International Group subsidiary, Davis + Henderson. The Company recorded amortization of goodwill in the amount of $11.2 million. The Company also completed the acquisition of five Marketing Communication businesses, which did not have a significant impact on the results of operations in the year acquired but increased total assets by $54.4 million.

Year Ended December 31, 2002

During 2002, the Company sold its remaining interests in Davis + Henderson, Ashton Potter Packaging, AE McKenzie, House of Questa, and Spectron and retired $112.5 million of its 10.5% senior subordinated notes. The divestitures, debt repayment and a financial derivative gain resulted in a gain of $113.4 million. The above noted operations contributed $51.4 million of revenue and $8.1 million of income from continuing operations in 2002.

Effective January 1, 2002 the Company adopted Financial Accounting Statement 142, “Goodwill and Other Intangibles”, whereby goodwill and other intangible assets that have indefinite lives are no longer amortized but tested for impairment at least annually.

The Company also incurred a $3.4 million write-down of fixed assets in 2002.

Year Ended December 31, 2003

In 2003, the Company disposed of 80% of its interest in Custom Direct Inc. (“CDI”) and retired the remaining 10.5% senior subordinated rates. The divestitures and debt repayment resulted in a gain of $42.1 million. CDI contributed $48.5 million of revenue and $6.1 million of income from continuing operations in 2003. (See Note 16 of the notes to consolidated financial statements included herein).

Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”.

The Company also incurred impairment goodwill charges of $10.0 million and an $8.1 million relating to goodwill and fixed assets, respectively.

Year Ended December 31, 2004

During 2004, the Company sold its remaining 20% interest in CDI with a resulting reduction in long-term debt and a net gain of $15.0 million. (See Note 16 of the notes to consolidated financial statements included herein).

The Company acquired interests in several Marketing Communication businesses, which contributed $56.1 million of revenue, $2.9 million of income from continuing operations and $120.6 million of assets.

Effective September 22, 2004, the Company consolidated Crispin Porter + Bogusky, LLC (“CPB”) as a variable interest entity. Prior to that date, CPB had been accounted for an equity basis since acquired by the Company in 2001. As a result of the change in accounting, from September 22, 2004, CPB contributed revenues of $13.3 million and increased the Company’s assets by approximately $80.0 million.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year mean the Company’s fiscal year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2004 means the period beginning January 1, 2004 and ending December 31, 2004.)

The following discussion focuses on the operating performance of the Company for the years ended December 31, 2004, 2003 and 2002, and its financial condition as at December 31, 2004. This analysis should be read in conjunction with the annual audited consolidated financial statements. All amounts are in US dollars unless otherwise stated.

Presentation of “Combined” Revenue, Operating Costs and Operating Profits

For purposes of the Management’s Discussion and Analysis (“MD&A”), except as otherwise indicated, 100% of the results of operations of those material entities which are required to be equity accounted for under US GAAP have been combined on a line by line basis with the other consolidated businesses of the Marketing Communications operating segment, and this alternative presentation of operating results has been described as “Combined”. These “Combined” results do not constitute a financial measure prepared in accordance with US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP. A reconciliation of “Combined” results of operations of the Marketing Communications operating segment to the GAAP reported results of operations has been provided by the Company in the tables included in this MD&A. In the following MD&A discussion, we present our results on a segment basis, followed by a discussion of our results on a consolidated US GAAP basis.

The following affiliates of the Company are required to be equity accounted for under US GAAP: (i) Accumark Promotions Group Inc., which is 55% owned but not unilaterally controlled by the Company; (ii) Cliff Freeman & Partners, LLC, 19.9% owned by the Company: (iii) Mono Advertising, LLC, 49.9% owned by the Company; (iv) Zig Inc., 49.9% owned by the Company; and (v) until September 22, 2004, Crispin Porter + Bogusky, LLC, (“CPB”), owned 49.0% by the Company. The financial statements of CPB are consolidated with the Company’s beginning September 22, 2004.

Management monitors the results of the Marketing Communications segment on a Combined basis because this segment allows management to evaluate all of the key performance indicators on a comparable basis within its Marketing Communications Group.

Executive Summary

The Company’s objective is to create long-term shareholder value by building market-leading subsidiaries and affiliates that deliver innovative, value-added marketing communications and secure transactions products and services to their clients. Management believes that long-term shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications and secure products.

MDC manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major marketing discipline; growth from currency changes; growth from acquisition; and growth from our existing clients.

The Company operates in two business segments:

Marketing Communications

MDC Partners is one of the world’s leading marketing communications firms. Management’s ongoing strategy is to acquire ownership stakes in well-managed businesses with strong reputations in the industry, using its Perpetual Partnership model to create financial incentives and retain key personnel. Through these “partners”, MDC provides advertising and specialized communication services to leading clients throughout the United States, Canada and the United Kingdom. These businesses provide communications services to similar types of clients on a global, national and regional basis. The businesses have similar cost structures and are subject to the same general economic and competitive risks.

Globally, during the past few years, the overall industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. During this period we have continued to invest in our businesses and our personnel, and have taken action to reduce costs at some of our agencies to deal with the changing economic circumstances.

As a result of increased incentive compensation costs, increased professional fees and increased amortization of other intangible assets, our operating margins were lower in 2004 and in 2003.

The Marketing Communications operating segment earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in the notes to the consolidated financial statements.

In 2004, traditional media advertising represented about 45% of the total revenue on a combined basis and grew by 85% over the prior year, due to acquisitions in 2004 as well as significant new client wins in existing businesses. Customer relationship management and direct marketing represented about 27% of the total revenue and grew by 27% over the previous year, again due to a growth in an existing business. Sales promotion services represented about 9% of the total revenue and remained relatively unchanged from the previous year. All other specialty communications services represented approximately 19% of total revenue and grew by 47% over the previous year primarily due to acquisitions.

On a Combined basis, Marketing Communications’ revenues totaled $296.9 million in 2004, an increase of 48% from $200.3 million in 2003. Operating profit of $38.3 million was 41% higher than the $27.6 million generated in the previous year. The results have been significantly impacted by the acquisition of interests in several agencies in the year. A further discussion of the effects of these acquisitions is presented under Results of Operations. Additional information about the acquisitions completed appears in the notes to the consolidated financial statements of this annual report.

MDC Marketing Communications segment measures operating expenses in two distinct cost categories, cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to production. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Each of our agencies requires service professionals with a skill set that is common across our disciplines. The office space requirements of our agencies are similar across geographies and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

Because we are a service business, we monitor these costs on a percentage of revenue basis. Cost of services sold tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.

Secure Products International

The Secure Products International Group provides security products and services in three primary areas: electronic transaction products, such as credit, debit, telephone and smart cards; secure ticketing products, such as airline, transit and event tickets; and stamps, both postal and excise.

Success in Secure Products International requires companies to offer their customers innovative products, highly reliable service, and consistent delivery of highly specialized, secure products on a price-competitive basis. The Company has strong relationships with its customers, has partnered with experienced management, and has invested in leading edge technology, providing it with the expertise and cost structures to meet customer needs.

MDC measures operating expenses in two distinct cost categories, cost of products sold, and office and general expenses. Cost of products sold is a mixture of direct labour and direct material costs. Material costs are primarily paper and ink. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Each product within the Secure Products International Group requires unique security development, production, and finishing characteristics. The core value is the ability of MDC to deliver, achieve and maintain the trust clients place in the Company to develop, produce, and finish products securely and accurately. The facilities are generally segregated into a secure production facility, finishing area, and office, general and administration.

Because of the nature of the products we produce, which require a combination of production and services, we monitor direct costs as a percentage of revenue. There is a material portion of our costs which are fixed in nature, and therefore income can fluctuate as the production levels and timing of deliveries fluctuates.

Secure Products International revenues totaled $69.7 million in 2004, compared to $65.0 million in the prior year, after excluding $48.9 million of revenues attributable to the Custom Direct operations that were divested in the second quarter of 2003. On the same basis, operating profit in 2004 was $0.5 million, representing a substantial improvement over the operating loss of $16.5 million in the prior year, which excludes $7.6 million of operating income relating to divested operations. The operating loss incurred in 2003 included impairment charges totaling $18.1 million related to fixed assets, other assets and goodwill.

Ashton-Potter performed well, benefiting from a new contract with USPS that increased both production levels and profitability. Mercury Graphics, despite the negative impact of the NHL lockout on ticket revenues, generated improved operating income, while the card operation of Metaca and Placard experienced a decline in operating profits.

Certain Factors Affecting Our Business

Acquisitions and Dispositions.   The Company’s strategy revolves around acquiring ownership stakes in well-managed businesses with strong reputations in the industry. The Company has entered into a number of acquisition and disposal transactions in 2004 and 2003, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in the Acquisitions note in the notes to the consolidated financial statements.

Foreign Exchange Fluctuations.   The Company’s financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and the Canadian dollar, as described in “Risk Factors—The Company’s results of operations are subject to currency fluctuation risks.”   See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange”. See also “Foreign Currency Translation” in Note 2 of the notes to consolidated financial statements included in this annual report.

Seasonality.   Historically, with some exceptions, the Marketing Communications Groups’ fourth quarter generates the highest quarterly revenues in a year. The fourth quarter is usually the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Other important factors that could affect our results of operations are set forth in “Risk Factors.”

Subsequent Events

Amendments to and Increase in Financing under the Credit Facility

On March 14, 2005, the Company further amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendment, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver its 2004 annual financial statements until March 31, 2005; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential event of default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants. The amendment was necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility.

In order to finance the Zyman Group acquisition (see below), the Company entered into an additional amendment to its Credit Facility on April 1, 2005. This most recent amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Agreement from $100 million to $150 million, (ii) permission to consummate the Acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants.

On March 31, 2005, the Company received a limited waiver from the lenders under its Credit Facility, pursuant to which the lenders agreed to give the Company until April 15, 2005 to deliver its financial statements for the quarter and year ended December 31, 2004.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes the Company will be in compliance with covenants over the next twelve months. If, however, the Company loses all or a substantial portion of its lines of credit under the Credit Facility, or if the Company were unable to borrow after giving effect to the scheduled mandatory reductions of its revolving commitments under the Credit Facility, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs would be adversely affected.

Zyman Group Acquisition

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for a purchase price equal to $52.4 million in cash and 1,139,975 class A shares of the Company. In addition, the Company may be required to pay up to an additional $12 million to the sellers if Zyman Group achieves specified financial targets for fiscal years 2005 and/or 2006. As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

In connection with the Zyman Group acquisition, the Company, Zyman Group and the other unitholders of Zyman Group entered into a new Limited Liability Company Agreement (the “LLC Agreement”). The LLC Agreement sets forth certain economic, governance and liquidity rights with respect to Zyman Group. Zyman Group will initially have seven managers, four of which were appointed by the Company. Pursuant to the LLC Agreement, the Company will have the right to purchase, and may have an obligation to purchase, additional membership units of Zyman Group from the other members of Zyman Group, in each case, upon the occurrence of certain events or during certain specified time periods.

Results of Operations

Year Ended December 31, 2004:

	Combined		As Reported under US GAAP
				Secure
	Marketing Communications	Less Equity Affiliates	Marketing Communications	Products International	Corporate & Other	Total
Revenue	$296,903	$49,830	$247,073	$69,739	$—	$316,812
Operating Expenses:
Cost of services sold	190,065	29,362	160,703	—	—	160,703
Cost of products sold	—	—	—	42,301	—	42,301
Office and general expense	57,867	8,192	49,675	23,457	26,804	99,936
Other charges (recoveries)	(343)	—	(343)	—	(2,350)	(2,693)
Depreciation and amortization	11,049	1,031	10,018	3,489	236	13,743
	258,638	38,585	220,053	69,247	24,690	313,990
Operating Profit (Loss)	$38,265	$11,245	$27,020	$492	$(24,690)	2,822
Other Income (Expense):
Gain on sale of assets and settlement of long-term debt						14,844
Foreign exchange loss						(498)
Interest expense, net						(8,103)
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests						9,065
Income Taxes						243
Income from Continuing Operations Before Equity in Affiliates and Minority Interests						8,822
Equity in Affiliates						3,651
Minority Interests in Income of Consolidated Subsidiaries						(8,695)
Income from Continuing Operations						3,778
Loss on Discontinued Operations						(5,935)
Net Loss						$(2,157)

Year Ended December 31, 2003:

	Combined		As Reported under US GAAP
				Secure
	Marketing Communications	Less Equity Affiliates	Marketing Communications	Products International	Corporate & Other	Total
Revenue	$200,256	$35,406	$164,850	$113,927	$—	$278,777
Operating Expenses:
Cost of services sold	131,938	19,626	112,312	—	—	112,312
Cost of products sold	—	—	—	56,654	—	56,654
Office and general expenses	35,176	6,171	29,005	45,006	13,826	87,837
Other charges	—	—	—	—	1,333	1,333
Depreciation and amortization	5,591	583	5,008	3,062	415	8,485
Write-down of fixed assets	—	—	—	8,126	—	8,126
Goodwill charges	—	—	—	10,012	—	10,012
	172,705	26,380	146,325	122,860	15,574	284,759
Operating Profit (Loss)	$27,551	$9,026	$18,525	$(8,933)	$(15,574)	(5,982)
Other Income (Expense):
Gain on sale of assets						43,792
Foreign exchange loss						(2,023)
Interest expense, net						(16,736)
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest						19,051
Income Taxes						5,770
Income from Continuing Operations Before Equity in Affiliates and Minority Interests						13,281
Equity in Affiliates						4,929
Minority Interests in Income of Consolidated Subsidiaries						(4,508)
Income from Continuing Operations						13,702
Loss on Discontinued Operations						(1,271)
Net Income						$12,431

Year Ended December 31, 2002:

	Combined		As Reported under US GAAP
	Marketing Communications	Less Equity Affiliates	Marketing Communications	Secure Products International	Corporate & Other	Total
Revenue	$174,282	$29,338	$144,944	$212,998	$5,777	$363,719
Operating Expenses:
Cost of services sold	119,819	17,439	102,380	—	—	102,380
Cost of products sold	—	—	—	98,304	3,255	101,559
Office and general expenses	29,153	4,572	24,581	77,139	6,998	108,718
Other charges	—	—	—	5,097	—	5,097
Depreciation and amortization	5,693	600	5,093	5,556	573	11,222
Write-down of fixed assets	576	—	576	2,815	—	3,391
	155,241	22,611	132,630	188,911	10,826	332,367
Operating Profit (Loss)	$19,041	$6,727	$12,314	$24,087	$(5,049)	31,352
Other Income (Expense):
Gain on sale of assets and settlement of long-term debt						113,422
Foreign exchange gain						4,380
Interest expense, net						(21,581)
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests						127,573
Income Taxes						25,172
Income from Continuing Operations Before Equity in Affiliates and Minority Interests						102,401
Equity in Affiliates						2,142
Minority Interests in Income of Consolidated Subsidiaries						(6,720)
Income from Continuing Operations						97,823
Loss on Discontinued Operations						(15,398)
Cumulative effect of a change in accounting policy						(47,916)
Net Income						$34,509

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Marketing Communications Group

Revenue

On a Combined basis, Marketing Communications revenue was $296.9 million for 2004 compared to $200.3 million in 2003, representing a year-over-year increase of $96.6 million, or 48%. On a consolidated basis revenues increased $82 million, or 50%, to $247.1 million in 2004 compared to revenue of $164.9 million in 2003. See further discussion of the consolidated basis in the following paragraphs. The revenue growth is primarily the result of the acquisition of several businesses by the Company. During the first quarter of 2004, the Company acquired a controlling interest in the integrated marketing communications group of agencies of kirshenbaum bond + partners, LLC, (“KBP”) and an equity interest in the advertising agency Cliff Freeman + Partners, LLC. During the second quarter of 2004 the Company acquired controlling interests in henderson bas, an interactive marketing agency, Mono Advertising, LLC, an advertising agency, Hello Design, LLC and Bruce Mau Design Inc., branding and design studios, and Banjo, LLC, a production studio. During the third quarter of 2004, the Company acquired VitroRobertson, LLC and Zig Inc., advertising agencies. These acquired operations contributed

$66.1 million of revenue on a Combined basis during the year. Excluding the revenue derived from these acquisitions in 2004, Combined revenues increased 15% period over period. Additionally, a weakening of the US dollar throughout 2004 as compared to 2003 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $4.3 million.

Excluding the effects of both acquisitions and foreign exchange rate changes, Combined revenues improved by approximately 13% in 2004 compared to 2003, reflecting the significant organic revenue growth in the US businesses. The growth in US Combined revenues was driven by incremental revenues resulting from Crispin Porter + Bogusky, LLC’s (“CPB”) significant new client, increased transaction volumes at Accent Marketing Services and Source Marketing’s significant direct marketing projects this year. Fletcher Martin Ewing’s diminished revenues, as well as lower revenue at Mackenzie Marketing due to reduced client spending, mitigated this substantial growth.

The positive organic growth, particularly in revenues from US operations, combined with acquisitions, resulted in a shift in the geographic mix of Combined revenues, which is demonstrated in the following table:

	Combined Revenue
	2004	2003
US	78%	73%
Canada	19%	24%
UK	3%	3%

During 2004, the Company’s client base composition shifted in several areas as compared to 2003. The Company saw a relative increase in spending by retail-based clients, while consumer product and automotive-based client revenues decreased as a percentage of Combined revenue in 2004 as compared to 2003. In dollar terms, significant increases were noted in revenues from consumer product, telecommunications and retail-based clients. The increase in revenues from the consumer and financial industries was primarily the result of revenues from businesses acquired in the first half of 2004, principally KBP, which were proportionately weighted more to the consumer product and financial service-industry based clients than the Combined revenues of the pre-existing businesses.

The Company’s acquisitions in 2004 increased the dollar revenues and also the proportionate share of revenues from advertising services, as compared to the all other types of marketing communications services. For 2004, advertising services Combined revenues represented approximately 45% of Combined revenues, as compared to 36% for 2003. Excluding the effects of the KBP acquisition, advertising services would have been 39% of revenues in the year, as the Company’s existing operations obtained several new clients requiring advertising services.

Operating Expenses

Combined operating expenses increased at a slightly higher pace than Combined revenues, increasing 50% to $258.6 million during 2004, as compared to $172.7 million in 2003. On a consolidated basis operating expenses increased 50% to $220.1 million during 2004, as compared to $146.3 million in 2003. See further discussion on the consolidated basis in following paragraphs. Of the Combined operating costs components, Combined cost of services sold grew $58.2 million or 44% and office and general expenses grew $22.7 million or 64%.

Combined salaries and related costs, which include production related salaries that are recorded in cost of services and administrative salaries that are recorded in office and general expenses, increased as a percentage of revenue in 2004 to 46.9% from 45.0% in 2003. These relative changes were a result of several factors. First, if the effects of acquired business were excluded from the Combined results, cost of services sold would have increased 17%, office and general expenses would have increased 18%, and salaries and benefits would have declined to 43.3% of revenue in 2004.

The increase in office and general expenses beyond the growth rate of revenues was primarily related to a new venture to develop a proprietary content-driven marketing initiative, which is still in the development phase, and costs incurred by Accent Marketing Services to expand its customer service center operations into near-shore and offshore facilities as it prepares for additional business volumes and to maintain its efficient cost structure.

The recovery of $0.3 million of other charges in 2004 related to the reversal of provisions recorded in prior years which are no longer required.

Combined depreciation and amortization expense for the year increased $5.4 million compared to 2003 and included an additional $2.4 million related to the amortization of intangibles acquired in business acquisitions and $0.8 million related to amortization of intangibles recognized on the consolidation of CPB as a variable interest entity.

Combined operating expenses expressed as a percentage of revenue were 87.1% in 2004 compared to 86.2% in 2003.

Operating Profit

With the addition of KBP and with the resulting impact of the factors affecting revenues and operating costs, as discussed above, Combined operating profit improved by approximately 39% to $38.3 million from $27.6 million, year over year, while operating margins were 12.9% for 2004 as compared to 13.8 % in 2003. Excluding the effects of the acquisitions and the investments in new ventures, as described above, Combined operating profits would have increased 5% to $29.1 million from $27.6 million, resulting in Combined operating margins of approximately 12.6% in 2004 and 13.8% in 2003.

Secure Products International

Revenue

Revenues recorded by Secure Products International for 2004 were $69.7 million, representing a decrease of $44.2 million, or 39%, compared to 2003. The decrease was primarily due to the divestiture of Custom Direct, Inc. (“CDI”). The remaining operations of Secure Products International generated a year-over-year improvement of 7%, or $4.7 million. As a result of the USPS contract awarded in 2003, the stamp operations of Ashton-Potter reported a 54% increase in revenues. Placard, the Australian card operation, also experienced revenue growth, but revenues from the Canadian card operation, Metaca, decreased compared to last year due primarily to a decline in volumes from existing clients and the full-year impact of the loss of certain customers in 2003. Revenues related to Mercury, the Canadian ticketing business, were negatively impacted by the National Hockey League (“NHL”) lockout and the cancellation of the 2004/2005 season. A continuation of the NHL lockout will further adversely affect revenue in 2005.

Operating Expenses

Operating expenses were $69.2 million during 2004 versus $122.9 million in the previous year. Excluding the impact of disposed operations, and after adjusting the 2003 results for the second quarter impairment charges related to goodwill and fixed assets described below, operating expenses increased $5.9 million. Primarily as a result of higher production volumes at Ashton-Potter, which related to the USPS contract, and at Placard, cost of goods sold increased by $2.4 million and salaries and related costs, included in office and general expenses, increased $1.8 million. Severance and other related costs incurred by Metaca were $0.8 million higher than in the previous year principally due to an initiative undertaken to re-align the cost structure of the business in response to declining revenues. Depreciation and amortization increased $0.8 million due primarily to the impact of investment spending in 2003 and the first half of 2004 to increase capacity at Ashton-Potter for the additional volumes anticipated from the USPS contract.

During 2003, the Company recorded tangible and intangible asset impairment non-cash charges of $8.1 million and $10.0 million, respectively. Excluding the impact of disposed operations and after adjusting the 2003 results for second quarter impairment charges, as a percentage of revenues, operating costs were 99.3% in 2004 versus 97.4% for 2003.

Operating Profit

The Secure Products International Group contributed operating profit of $0.5 million, an improvement of $9.4 million from the 2003 operating loss of $8.9 million. Excluding the impact of disposed operations, and after adjusting the 2003 results for the second quarter impairment charges described previously, this represents a decrease of $1.2 million from the 2003 adjusted operating profit earned related to the remaining operations, primarily as a result of a decrease in the operating income attributable to the card operations partially offset by the increased profits earned by Ashton-Potter. Operating profit generated by Mercury increased marginally from the prior year, despite the impact of the NHL lockout on ticket revenues, due primarily to improved operating efficiencies.

Corporate and Other

Operating Costs

Operating costs related to the Company’s Corporate and Other operations totaled $24.7 million compared to $15.6 million in 2003. The increase of $9.1 million was largely the result of increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation, the merger of head offices upon the privatization of Maxxcom Inc., an increase in the provision for stock-based compensation, and an increase in overhead costs including the establishment of a US corporate office in New York. Salaries and benefits, included in office and general expenses, increased $6.1 million from the previous year, and included $8.0 million of stock-based compensation expense in 2004 versus $5.9 million in 2003. Other charges of $1.3 million recorded in 2003 relate to the severance incurred in the third quarter of that year on the privatization of Maxxcom. The $2.4 million other recovery in 2004 relates to the reversal of a litigation-related accrual following a determination in the third quarter of 2004 that there would be no probable loss from this litigation matter.

Consolidated

Revenue

On a consolidated basis, revenue increased $38.0 million, or 14%, to $316.8 million in 2004 compared to revenue of $278.8 million in 2003. As previously discussed, this increase related primarily to acquisitions (excluding those accounted for on an equity basis) in the Marketing Communications Group, together with the consolidation of CPB from September 22, 2004 as a result of amendments to the Credit Facility, and organic growth partially offset by the effect of the divestiture of CDI in 2003 by the Secure Products International Group.

Operating Expenses

Consolidated operating expenses increased $29.2 million to $314.0 million in 2004 from $284.8 million in 2003. As a percentage of revenue, operating costs were 99.1% in 2004 compared to 95.6% in 2003 after adjusting for the write-down of fixed assets and goodwill charges recorded in 2003. The increase is largely due to the impact of the increased costs incurred at Corporate and Other operations as a result of the factors described above and the effect of dispositions. Operating costs as a percentage of revenue for the Marketing Communications Group increased slightly from 88.8% in 2003 to 89.1% in 2004.

In accordance with SFAS 141, “Business Combinations,” the Company was required to analyze the value paid for each entity acquired during 2004 and allocate the purchase price to both tangible and intangible assets. Intangible assets include both goodwill and non-goodwill intangible assets. Beginning in 2002, goodwill is not amortized, but instead, is reviewed for impairment on an annual basis. Intangible assets that arise from contractual or other legal rights (regardless of whether those rights are transferable or separable from the acquired entity or from other rights and obligations) or are separable (i.e. capable of being separated and sold, rented, transferred, licensed, or exchanged, regardless of whether or not there is intent to do so) must be recognized apart from goodwill. As a result of the review of acquired entities during 2004, the Company identified $50.4 million of non-goodwill intangible assets. These assets primarily include customer relationships and contracts, certain employee agreements and internally developed software. Of this amount, $17.8 million related to certain trademarks and trade names that are not amortizable as it has determined that the useful lives of these assets are indefinite.

The remaining $32.6 million of amortizable intangible assets have been assigned a weighted average useful life of 6 years. During 2004, amortization expense related to intangible and other assets was $3.3 million. This expense represents only partial year charges as the assets were acquired as various times during 2004. Amortization expense for 2005 and beyond is expected to be significantly higher than that experienced during 2004.

As a result of changes in the relationship between the Company and Crispin Porter + Bogusky (CPB), effective September 22, 2004 the Company became the primary beneficiary of CPB and is required to consolidate its operations under FIN 46R. As a result of this change in accounting, the Company was required to obtain a fair market valuation of CPB and record assets, including goodwill and non-goodwill intangibles, and liabilities of CPB based on their fair value as of September 22, 2004. This resulted in the Company recording $43.1 million of intangible assets and goodwill, of which $16.9 are amortizable. Since September 22, 2004 amortization expense related to these intangibles was $0.8 million. The Company will continue to recognize amortization expense on the full value of the intangible assets at CPB, despite continuing to realize 49.0% of the income generated by the business based on its economic ownership.

Operating Profit

As a result of the above, the Company achieved operating profit of $2.8 million in 2004 representing an $8.8 million improvement from the operating loss of $6.0 million incurred in 2003. An improvement of $8.5 million in the operating profits of the Marketing Communications Group and an improvement $9.4 million in the Secure Products International Group was partially offset by the increase in the operating loss attributable to Corporate and Other operations primarily relating to increased office and general expenses as described above.

Gain on Sale of Assets and Settlement of Long-Term Debt

On a consolidated basis, the gain on sale of assets and settlement of long-term debt was $14.8 million for 2004 and primarily related to the gain on the divestiture of the remaining interest in CDI of $21.9 million, net of the loss on the settlement of the adjustable rate exchangeable securities of $9.6 million and fair value adjustment for the embedded derivative in the first quarter of $4.0 million. The Company also recognizes a $1.3 million loss on settlement of long-term debt and a $0.2 million loss on sale of assets in 2004. This represented a significant decline from the $43.8 million prior-year gain, which related primarily to the disposition of the Company’s former US cheque operations.

Foreign Exchange Loss

A foreign exchange loss of $0.5 million was recorded in 2004 compared to a loss of $2.0 million in 2003, due primarily to a strengthening in the Canadian dollar compared to the US dollar on the US dollar denominated monetary balances of Canadian subsidiaries. At December 31, 2004 the exchange rate was 1.20 Canadian dollars to one US dollar, compared to 1.30 at the end of 2003 and 1.58 at the end of 2002.

Interest, Net

Consolidated net interest expense incurred during 2004 amounted to $8.1 million, compared to $16.7 million incurred during 2003. Interest expense decreased $8.9 million due primarily to the repayment of the 10.5% senior subordinated notes (“Notes”) in 2003 and the redemption of the convertible debentures in 2004. Interest income was relatively unchanged.

Income from Continuing Operations before Income Taxes, Equity in Affiliates and Minority Interests

The consolidated income from continuing operations before income taxes, equity in affiliates and minority interests for the year was $9.1 million compared to $19.1 million achieved in 2003. The decrease was primarily due to the significant gain on sale of assets related to CDI in 2003, net of goodwill charges and the write-down of assets also recorded in that year.

Income Tax Expense

The 2004 income tax expense recorded was $0.2 million compared to $5.8 million for the prior year. Income taxes were 2.7% of income from continuing operations before income taxes, equity in affiliates and minority interests versus 30.3% in 2003. During 2004, the effective tax rate was substantially lower than the statutory tax rate as a result of minority interest income and significant gains at reduced tax rates.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2004, income of $3.7 million was recorded. The decrease of $1.2 million from the $4.9 million earned in 2003 is principally due to the consolidation of CPB in the third quarter of 2004 and reduced operating results in other affiliates partially offset by greater income generated by CPB prior to its consolidation. As a result of a change in the relationship between the Company and CPB and its officers, affected by the Company’s Credit Facility entered into on September 22, 2004, the financial statements of CPB, a non-controlled affiliate that was previously accounted for under the equity method, have been consolidated with the Company’s financial statements from that date as a variable interest entity. Additional information concerning equity in affiliates and variable interest entities appears in the Note 7 and Note 9 respectively of the Company’s consolidated financial statements included in this Form 10-K.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests in income of consolidated subsidiaries represents the share of earnings or loss owned by minority shareholders of subsidiary companies pursuant to their respective shareholder agreements. Minority interest expense recorded for the year was $8.7 million, an increase of $4.2 million compared to the $4.5 million in the previous year. This was primarily the result of improved performance of non-wholly owned entities in the Marketing Communications Group acquisitions, and CPB which was consolidated from September 22, 2004 for the reasons described above. The 2003 results were affected by a recovery of $1.0 million related to Metaca and Maxxcom for the period in which those operations were not wholly-owned subsidiaries.

Discontinued Operations

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business, the Company’s UK-based marketing communications business wholly-owned subsidiary, Mr. Smith Agency, Ltd. The Company decided to cease the operations of this business due to its unfavorable economics. The net assets of the discontinued business were disposed of during the fourth quarter of 2004 with the closure to be substantially completed by the end of the first quarter of 2005. The loss attributable to these discontinued operations was $5.9 million for 2004 compared to $1.3 million in 2003.

Net Income (Loss) and Earnings (Loss) per Share (EPS)

Net loss reported for 2004 was $2.2 million compared to net income of $12.4 million achieved in 2003, primarily due to more significant asset sale gains in 2003. Diluted EPS was a loss of $0.09 in 2004 compared to income of $0.65 in 2003. The diluted shares outstanding at 2003 included 3.4 million of shares related to the 7% Convertible Notes which were converted on May 5, 2004 through the issuance of approximately 2.6 million Class A subordinate voting shares.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Marketing Communications

Revenue

Revenues on a Combined basis for the Marketing Communications Group were $200.3 million, an increase of $26.0 million, or 15%, compared to $174.3 million in 2002. On a consolidated basis, revenue was $164.9 million in 2003. This represented an increase of $20.0 million or 14%, compared to the revenue of $144.9 million in 2002. See further discussion of the consolidated basis in the following paragraphs. The Combined basis improvement was primarily due to an increase in demand for direct marketing and database management services, particularly in the United States, and market research and advertising services in all geographic segments. Additionally a weakening of the US dollar throughout 2003 as compared to 2002 resulted in increased contribution from the group’s Canadian-based operations.

The geographic mix of Combined revenues is demonstrated in the following table:

	Combined Revenue
	2003	2002
US	73%	71%
Canada	24%	27%
UK	3%	2%

During 2003 there was a significant shift to telecommunications-based client spending, with a significant decrease in healthcare and financial services sectors’ client spending as compared to 2002.

Historically, with some exceptions, the Marketing Communications Group’s fourth quarter generates the highest quarterly revenues in a year. During the fourth quarter of 2003 revenues increased 38% on a Combined basis as compared to the fourth quarter of 2002, largely as a result of an increase in excess of 47% quarter-over-quarter in revenues from US direct marketing and database management services. Similar to the yearly results, clients in the telecommunications industry were the largest contributors to this growth.

Operating Expenses

Combined operating costs of Marketing Communications amounted to $172.7 million for the year compared to $155.2 million in 2002. In 2002, the Marketing Communications Group incurred a $0.6 million charge related primarily to a fourth quarter write-down due to the closure of certain non-core marketing services offices. After adjusting the 2002 operating results for this charge, Combined operating costs increased 12%, or $18.0 million, primarily due to the increased revenues, partially offset by the elimination of head office costs due to the privatization of Maxxcom on July 31, 2003. On the same basis, operating costs expressed as a percentage of revenues were 86.2% in 2003 versus 88.7% in 2002. Cost of services sold increased $12.1 million compared to the previous year, but were lower as a percentage of revenue year-over-year. This was in large part due to the shift in mix of the operation’s revenues to increased direct marketing and database management services.

Operating Profit

Marketing Communications contributed $27.6 million in operating income for the year compared to $19.0 million in 2002. Again adjusting for the charge related to fixed assets recorded in 2002, operating margins improved to 13.8% of sales versus 11.3% of sales in 2002. These improvements were primarily the result of higher revenues combined with cost reductions that were achieved through the merger of head offices related to the privatization of Maxxcom. Several external factors continued to influence operating margin levels. Client spending remained tentative for much of 2003, particularly through the third and fourth quarter. The types of services provided in 2003 and 2002 reflected the shift to services where consumer reaction can be more directly measured. Significant pricing and profitability pressures resulted from the combination of an increased sensitivity to the fees charged for these services and aggressive competition from marketing communications companies of all sizes.

Secure Products International

Revenue

Revenues of Secure Products International for the year ended December 31, 2003 were $113.9 million, a decrease of $99.1 million or 47% compared to 2002. The decrease was primarily attributable to the revenues of divested operations included in the 2002 results, including in particular Davis + Henderson, as well as the divesture of CDI in the second quarter of 2003. Revenues of the remaining operations decreased $1.2 million year-over-year. Metaca, the Canadian card operation, experienced a decline in revenues of $5.9 million while each of the ticketing and Australian card operations each generated an increase in revenues of $1.1 million and $3.6 million, respectively. Revenues generated by the stamp operation were relatively unchanged from 2002.

Operating Expenses

Excluding the impact of impairment charges related to goodwill and fixed assets from both 2003 and 2002 and the $5.1 million of costs incurred related to expenditures associated on the postponement of the income trust offering of Custom Direct Income Fund (the “Fund”) from 2002, operating costs incurred by Secure Products International amounted to $104.7 million in 2003, $76.3 million or 42% lower than 2002. The decrease in operating costs related to divested operations was partially offset by an increase in costs related to preparation for increased production under the long-term USPS contract combined with the impact of a stronger Canadian dollar on the operating costs at Canadian facilities. On the same basis, total operating costs as a percentage of sales for the Secure Products International Group increased from 85.0% in 2002 to 91.9% in 2003. Operating costs related to the remaining operations of Secure Products International were $0.3 million higher than in 2002, and increased from 96.1% of sales in 2002 to 97.4% of sales in 2003. During 2003, the Company recorded tangible and intangible asset impairment non-cash charges of $8.1 million and $10.0 million, respectively.

Operating Profit

In 2003, Secure Products International experienced an $8.9 million operating loss before other charges, a decrease of $33.0 million from the prior year income of $24.1 million. The ongoing operations of Secure Products International reported a decrease in operating income of $0.9 million compared to 2002. The higher operating costs in US dollars from Canadian facilities as a result of a stronger Canadian dollar and the increased costs of the stamp operation, were partially offset by an improvement in operating income from Placard and Mercury. The increased costs incurred in the stamp operations resulted from significant outsourcing of production while a plant expansion and installation of new manufacturing equipment was completed.

Corporate and Other

Revenue

Revenues of the Company’s Corporate and Other operations were $5.8 million in 2002 and related to the divested operations of a subsidiary, A.E. McKenzie Co. Inc.

Operating Expenses

The operating costs of Corporate and Other operations were $15.6 million in 2003, $4.8 million higher than the $10.8 million of 2002. The increase was primarily related to the additional costs allocated to Corporate and Other with the merger of head offices upon the privatization of Maxxcom in 2003. In addition, the Company incurred stock-based compensation expense of $5.9 million related to the expensing of employee stock options, the implementation of a stock appreciation rights plan for senior management and warrants issued to outside service providers as described in more detail in Note 15 to the consolidated financial statements.

Consolidated

Revenue

On a consolidated basis, revenue was $278.8 million in 2003. This represented a decrease of $84.9 million, or 23%, compared to the revenue of $363.7 million in 2002. As previously discussed, the improvement in revenues attributable to the Marketing Communications Group, primarily as a result of organic growth, was more than offset by the impact of divestitures on the revenues of the Secure Products International Group and Corporate and Other operations.

Operating Expenses

Consolidated operating expenses decreased $47.6 million to $284.8 million in 2003 from $332.4 million in 2003. After adjusting the results in both 2003 and 2002 for the write-down of fixed assets and goodwill, operating expenses expressed as a percentage of revenue was 95.6% for 2003 versus 90.4% in 2002. This increase was due primarily to divested operations and the increase in the costs of Corporate and Other operations, partially offset by an improvement in operating expenses from 91.1% of revenue in 2002 to 88.8% of revenue in 2003 achieved by the Marketing Communications Group.

Operating Profit

The Company incurred an operating loss of $6.0 million in 2003, representing a decrease of $37.4 million from the operating income of $31.4 million generated in 2002. Marketing Communications experienced an improvement in operating profit of $6.2 million, primarily as a result of the decrease in operating expenses resulting from the decline in charges described above, which was partially offset by decreases in the operating profits of Secure Products International and Corporate and Other operations in the amount of $33.0 million and $10.6 million, respectively.

Gain on Sale of Assets and Settlement of Long-Term Debt

The net gain on sale of assets and settlement of long-term debt of $43.8 million for 2003 related primarily to the disposal of CDI for aggregate gross proceeds of approximately $150.0 million and the repurchase of the remaining $86.4 million of Notes.

In 2002, the gain of $113.4 million related to the divestiture of the Company’s remaining interests in Davis + Henderson, A.E. McKenzie Co. Inc., The House of Questa Limited, Spectron Security Print Pty Ltd., Ashton-Potter Packaging and Cybersight Acquisition Co., Inc. for aggregate gross proceeds of approximately $189.0 million and the repurchase of $112.5 million of Notes at 89% of the original principal amount.

Foreign Exchange Gain

In the first half of 2002, an unrealized foreign exchange gain of $4.4 million was recorded with respect to the US dollar denominated Notes. On July 1, 2002, the Notes were designated as a hedge against the foreign exchange exposure of the US Secure Products operations, and any foreign exchange translation adjustment of the Notes reduced the offsetting foreign exchange translation adjustment of the US operations, which was reflected in the cumulative translation account within shareholders’ equity until the sale of CDI and repayment of the Notes in 2003.

Interest, Net

For 2003, net interest expense was $16.7 million, down $4.9 million compared with 2002. The decrease is due primarily to the reduction of interest in Secure Products International and Corporate and Other due to the repayment of the Notes and MDC’s senior credit facility. Interest expense related to the Marketing Communications Group increased $1.0 million primarily due to higher weighted cost of borrowing and a higher average level of borrowings.

Income from Continuing Operations before Income Taxes, Equity in Affiliates and Minority Interests

The consolidated income from continuing operations before income taxes, equity in affiliates and minority interests was $19.1 million for 2003 versus the $127.6 million achieved in the prior year. The decrease was primarily due to the significantly higher gains recognized on the sale of assets, net of impairment charges in 2002 compared to 2003.

Income Tax Expense

Income tax expense recorded for 2003 was $5.8 million compared with $25.2 million in 2002. The effective tax rate for 2003 was 30.3% of income before taxes and minority interest. In 2002, the tax rate was 19.7% due primarily to the significant divestitures completed during that year.

Equity in Affiliates

Equity in affiliates recorded in 2003 was $4.9 million, $2.8 million higher than the previous year as a result of $2.1 million related to equity earning from CDI in 2003 and to improved performance in the Marketing Communications Group.

Minority Interests in Income of Consolidated Subsidiaries

Minority interest expense for 2003 was $4.5 million compared with $6.7 million in 2002, and represented the minority interest share of the net income (losses) of Maxxcom and Metaca for 2002 and the period in 2003 in which those operations were not wholly-owned subsidiaries.

Discontinued Operations

Losses recorded for discontinued operations related to Mr. Smith Agency, Ltd., a UK based marketing communications subsidiary, were $1.3 million in 2003 compared to $15.4 million in 2002. The 2002 loss included a goodwill charge of $14.6 million.

Cumulative Effect of Change in Accounting Policy

The 2002 change of $47.9 million, net of taxes of $10.0 million, related to the goodwill charge resulting from the transitional impairment test conducted in connection with the adoption of a new accounting policy with respect to goodwill. The new standard required that goodwill not be amortized but tested for impairment upon adoption of the standard and at least annually thereafter.

Net Income and Earnings Per Share

Net income for 2003 was $12.4 million versus $34.5 million in 2002. The improvement in the operating income of the Marketing Communications Group was offset by the impact of asset dispositions and a decrease in income attributable to the remaining business segments. Diluted earnings per share was $0.65 in 2003 compared to $1.40 in 2002.

Liquidity and Capital Resources

Summary

During 2004, MDC completed certain initiatives to improve the Company’s overall liquidity. First, working with a syndicate of banks led by JP Morgan Chase, the Company replaced several higher cost credit facilities with one corporate level $100 million revolving Credit Facility, which reduced borrowing rates by as much as 250 basis points. Second, management implemented a cash management program in the majority of its subsidiaries that provides the Company with access to the cash floats of these subsidiaries, which led to a $46 million reduction in debt at the end of the third quarter of 2004. These measures also positively impacted MDC’s long-term debt to shareholders’ equity ratio. Long-term debt at December 31, 2004 was $53.5 million and total shareholders’ equity was $143.0 million. The ratio of long-term debt to shareholders’ equity decreased from 190% at the end of 2003 to 37% at the end of 2004.

The following table provides information about the Company’s liquidity position:

Liquidity	2004	2003	2002
	(in thousands, except for Long-term debt to shareholders’ equity ratio)
Cash and cash equivalents	$22,673	$65,334	$29,322
Working capital	$(35,872)	$39,850	$(2,883)
Cash from operations	24,502	$13,048	$15,804
Cash from investing	(27,656)	$80,479	$157,024
Cash from financing	(34,367)	$(62,129)	$(180,866)
Long-term debt to shareholders’ equity ratio	0.37	1.90	3.32

As at December 31, 2004, $3.8 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

The working capital deficit of $35.9 million on December 31, 2004, decreased $75.8 million compared to working capital of $39.9 million at December 31, 2003, and decreased by $9.7 million from the $26.2 million deficit reported at the end of the third quarter of 2004. The decrease in working capital during 2004 was due primarily to the repayment of long-term debt during 2004 of $46 million upon implementation of the cash management program, cash payments of $17.6 million made for acquisitions, combined with a decrease in other working capital in the Marketing Communications subsidiaries.

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flow

Operating Activities

The cash flow provided by operations, including changes in non-cash working capital, amounted to $24.5 million for 2004. This was attributable primarily to income from continuing operations of $3.8 million, stock-based compensation of $8.4 million, depreciation and amortization of $13.7 million, amortization and write-off of deferred finance charges of $6.2 million and an increase in accounts payable, accruals and other liabilities of $49.2 million offset in part by an increase in expenditures billable to clients of $16.1 million and a decrease in advance billings of $17.1 million. The increase of $11.5 million compared to the cash flow generated during 2003 of $13.0 million was primarily the result of improved operating profits generated by the Marketing Communications Group, partially offset by the impact of lower revenues and operating income related to Secure Products International and Corporate and Other. Net cash provided by operating activities in 2003 was $2.8 million lower than in 2002 due primarily to the decline in operating income, partially offset by the effect of the payment of $3.5 million of charges in 2002 related to the Company’s efforts to streamline and maximize efficiencies in every business which were accrued in 2001 when the Company’s restructuring plan was initiated.

Investing Activities

Cash flows used in investing activities amounted to $27.7 million for 2004 compared with the cash flows generated in 2003 and 2002 of $80.5 million and $157.0 million respectively.

Expenditures for capital assets in 2004 were $15.6 million. Of this amount, $8.2 million of the expenditures were made by the Marketing Communications Group and the remaining $7.4 million related primarily to the purchase of manufacturing equipment by Secure Products International. Capital expenditures in 2003 totalled $16.5 million, up from $7.0 million in 2002, due to the development of customer service centres, additional investment in new premises and applications software by the Marketing Communications Group, and an increase in the purchase of manufacturing equipment across Secure Products International.

In 2003, proceeds of dispositions received amounted to $115.2 million and primarily represented the net proceeds received from the public offering of CDI. In 2002, proceeds of dispositions amounted to $173.7 million and related primarily to the net proceeds received upon the divestiture of D+H, Ashton-Potter Packaging, A.E. McKenzie Co. Inc. and The House of Questa.

Cash flow used for acquisitions, related primarily to the investing activities of the Marketing Communications Group and earnout payments, was $17.6 million in 2004, $26.7 million in 2003 and $12.4 million in 2002. For further detail relating to the Company’s 2004 acquisitions, see Note 4 of the Company’s consolidated financial statements included in this Form 10-K.

The distributions of non consolidated affiliates totalled $6.8 million in 2004, $4.0 million in 2003 and $4.2 million in 2002, reflecting significant growth in CPB in 2004 through September, after which CPB was consolidated as a variable interest entity.

Cash flows from other assets in 2003 related primarily to the repayment of employee loans.

Financing Activities

In connection with the strategic plan announced in 2001, the Company has sought to reduce leverage. In 2002 and 2003, net proceeds from the disposition of operations of the Secure Products International Group were used to repay indebtedness. In 2004, in conjunction with a new credit facility, the Company implemented a cash management program, which allowed the Company to access the cash balances of certain subsidiaries to further reduce overall indebtedness.

Cash flows used in financing activities during 2004 were $34.4 million and comprised of the proceeds from the issuance of long-term debt of $63.4 million, $6.0 million of bank indebtedness related to the new facility, a repayment of $95.0 million of long-term debt, proceeds of $3.6 million from the issuance of share capital through a private placement and the exercise of options, and $12.5 million used to repurchase shares of the Company under a normal course issuer bid.

In 2003, cash flows used in financing activities amounted to $62.1 million. The net reduction in debt was $51.5 million, due primarily to the redemption of the Company’s 10.5% Senior Subordinated Notes (“Notes”) partially offset by the adjustable rate exchangeable securities and new indebtedness incurred by the Marketing Communications Group to fund the payment of deferred acquisition consideration and certain capital expenditures. The exercise of options provided $3.0 million. In addition, $13.7 million was used to repurchase and cancel shares of the Company.

Long-term debt was reduced in 2002 through the repayment of the $3.1 million 6% convertible subordinated notes in March 2002, the repurchase of $113.6 million of the Company’s Notes, the elimination of the $50.2 million credit facility related to D+H and a reduction in the senior indebtedness of the Marketing Communications Group offset by $6.0 million of new debt incurred primarily by the Marketing Communications Group.

Long-Term Debt

Long-term debt (including the current portion of long-term debt and bank debt) at December 31, 2004 was $53.5 million, a reduction of $96.6 million compared with the $150.1 million outstanding at the end of 2003, due primarily to the settlement in the first quarter of 2004 of the $30.3 million of adjustable rate exchangeable securities with units of Custom Direct Income Fund, the settlement in the second quarter of the $37.8 million convertible notes through the issuance of approximately 2.6 million Class A subordinate voting shares, and the introduction of a cash management program in third quarter, which, together with a new credit facility, allowed an overall reduction in long-term debt.

During the third quarter of 2004, the Company and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100 million, maturing in September 2007 (the “Credit Facility”). Funds from the Credit Facility, described more fully in Note 14 of the consolidated financial statements included in this Form 10-K combined with a related cash management program, were used to repay in full and cancel the Maxxcom credit facility, the Maxxcom subordinated debenture, the MDC Partners Inc. revolving credit facility entered into in June 2004 and a subsidiary’s current bank loans. This new Credit Facility, in connection with the cash management program, is expected to reduce the Company’s aggregate borrowing costs and provide enhanced liquidity through the reduction of overall debt levels.

The Company has classified the swing-line component of the revolving credit facility as a current liability in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement that includes both a Subjective Acceleration Clause and a Lock-Box Arrangement. This component is presented, as bank indebtedness on the balance sheet. Since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the Credit Facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months.

As a result of the Company’s failure to file on a timely basis its interim consolidated financial statements for the nine months ended September 30, 2004, and due to the restatement of previously filed 2003 audited annual consolidated financial statements and June 30, 2004 and March 31, 2004 unaudited interim condensed consolidated financial statements, the Company was in violation of certain covenants under its Credit Facility. On November 18, 2004, the Company amended its Credit Facility, pursuant to which the lenders (i) extended, until December 22, 2004, the due date for the Company to deliver to the lenders its interim condensed consolidated financial statements for the period ended September 30, 2004, and (ii) waived violation of debt covenants in respect of the potential inaccuracy of certain representations and warranties previously made by the Company under the Credit Agreement relating to the Company’s previously filed financial statements.

On March 14, 2005, the Company further amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver its 2004 annual financial statements until March 31, 2005; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants as at December 31, 2004; and (iv) waive any potential event of default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants.

In order to finance the Zyman Group acquisition, the Company entered into an additional amendment to its Credit Facility on April 1, 2005. This most recent amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Agreement from $100 million to $150 million, (ii) permission to consummate the Zyman Group acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants.

The recent amendments to the Credit Facility were necessary in order to avoid an event of default under the Credit Facility, to finance the Zyman Group acquisition, and to permit the Company to continue to borrow under the Credit Facility. The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes that the Company will be in compliance with covenants over the next twelve months. If, however, the Company loses all or a substantial portion of its lines of credit under the Credit Facility, or if the Company were unable to borrow after giving effect to the mandatory reductions of its revolving commitments under the Credit Facility, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2004 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Indebtedness	$46,079	$18	$46,036	$25	$—
Capital Lease Obligations	7,459	3,200	2,852	1,233	174
Operating Leases	75,780	15,007	24,017	19,691	17,065
Purchase Obligations	383	383	—	—	—
Deferred Acquisition Consideration	1,775	1,775	—	—	—
Management services agreement	2,238	790	1,448	—	—
Total Contractual Obligations	$133,714	$21,173	$74,353	$20,949	$17,239

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2004:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Lines of credit	$6,026	$6,026	$—	$—	$—
Letters of credit	2,889	2,473	416	—	—
Total Other Commercial Commitments	$8,915	$8,499	$416	$—	$—

Letters of credit of $2.9 million noted above include $0.4 million which relate to a liability reflected on the balance sheet at December 31, 2004 and $1.9 million that related to operating lease commitments reflected in operating leases contractual obligations above, and in Note 19 of the notes to consolidated financial statements.

For further detail on MDC’s long-term debt principal and interest payments, see Note 14 of the Company’s consolidated financial statements included in this Form 10-K. See also “Off-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2004, the Company had utilized approximately $55 million of its $100 million facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements, at the end of 2004, was approximately $25 million. The Company expects to incur approximately $11.7 million of capital expenditures in 2005 and $10.4 million in 2006. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility will be sufficient to meet its ongoing capital expenditure, working capital and other cash needs over the next two years. If the Company has significant growth through acquisitions, however, management expects that the Company could need to obtain additional financing. As described previously, on April 1, 2005 the Company increased its Credit Facility from $100 million to $150 million, with specified mandatory reductions of $50 million through March 2006.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of certain businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration in recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At December 31, 2004, approximately $1.8 million in deferred consideration relating to current and prior year acquisitions is presented on the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $2.6 million of further additional deferred purchase obligations could be triggered during 2005 or thereafter. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. These rights are not free standing. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2005 to 2013. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries perform over the relevant future periods at their 2004 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $91 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $17 million by the issuance of share capital. If these rights were exercised in aggregate, the Company would acquire incremental ownership interests in the relevant Marketing Communications subsidiaries, entitling the Company to additional annual operating income before depreciation and amortization, which is estimated, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $14 million. The ultimate amount payable and the incremental operating income in future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts will be different from these estimates, and these differences could be material. See “Forward Looking Statements.”

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration ($ Millions)	2005	2006	2007	2008	2009 & Thereafter	Total
Cash	$8.5	$2.2	$7.9	$23.1	$32.4	$74.1
Shares	0.6	—	1.2	5.9	9.3	17.0
	$9.1	$2.2	$9.1	$29	$41.7	$91.1	*
Incremental operating income before depreciation and amortization	$1.8	$0.4	$1.3	$4.0	$6.5	$14

*                    Of this, approximately $43.1 million has been recognized in Minority Interest on the Company’s balance sheet as of September 22, 2004 in conjunction with the consolidation of CPB as a variable interest entity. (See Note 9)

Approximately $9 million of the estimated $91 million that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” rights relates to rights exercisable in 2005 in respect of the securities of six subsidiaries. The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations, bank borrowings and/or other external sources of financing. The acquisition of any equity interest in connection with the potential exercise of these rights in 2005 will not be recorded in the Company’s financial statements until ownership is transferred.

Guarantees

In connection with certain dispositions of assets and/or businesses in 2001 and 2003, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for several years.

In connection with the sale of the Company’s investment in CDI, the amounts of indemnification guarantees are limited to the total sale price of approximately $84 million. For the remainder, the Company’s potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

Historically, the Company has not made any significant indemnification payments under such agreements and no provision has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.

For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of the Company’s investment in CDI, the Company has estimated the fair value of its liability, which was insignificant, and included such amount in the determination of the gain or loss on the sale of the business.

Transactions with Related Parties

The Company incurred fees totaling $2.8 million in 2004 and $8.0 million in 2003 to companies controlled by the Chairman, President and Chief Executive Officer of the Company in respect of services rendered under his management services agreement.

The Company incurred fees totaling $0.3 million in 2004 and $0.2 million in 2003 paid to a company controlled by a director of the Company in respect of services provided related to the monetization of CDI.

A subsidiary of the Company also provided Marketing Communications services totaling less than $0.1 million in 2004 and 2003 to an entity of which an officer of the Company is also an officer of such entity.

In 2000, the Company agreed to provide to its Chairman, President and Chief Executive Officer (“CEO”), Miles S. Nadal, a bonus of C$10 million ($8.3 million) in the event that the average market price of the Company’s Class A subordinate voting shares is $25 (C$30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6.8 million ($5.7 million) and C$3.0 million ($2.5 million), respectively, as at December 31, 2004, both of which have been fully provided for in the Company’s accounts.

In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215,000. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576,000, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7,000 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10,000. In 2001, the Company purchased an additional 1,250,000 shares for $161,000, and the Company’s CEO purchased 500,000 shares for $64,000. In 2002, the Company’s CEO purchased 3,691,930 shares of the Company for $470,000. All of these purchases were made at identical prices (i.e. C$0.20/unit). In 2003, the Company and the CEO exchanged their shares in Trapeze for non-voting shares and entered into a voting trust agreement.

In 2002, 2003 and 2004, the Company’s CEO advanced an aggregate amount equal to $171,550 (C$205,000) to Trapeze, and such loans were secured by Trapeze’s assets. In 2004, Trapeze repaid $108,150 (C$130,000) of the amounts owed to the Company’s CEO. In February 2005, the Company’s CEO provided Trapeze with a $202,675 (C$250,000) line of credit. The line of credit accrues interest at annual interest rate equal to 15%. At March 21, 2005, Trapeze had borrowed $41,336 (C$50,000) under this line of credit. In addition, in 2004 and 2003, Trapeze paid $20,000 and $18,000, respectively, in fees for accounting and other services to an entity affiliated with the Company’s CEO.

The Board of Directors, or the appropriate committee thereof, has reviewed and approved these transactions.

Differences in MD&A Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its consolidated financial statements for the year ended December 31, 2004 and 2003 in Note 22 to the consolidated financial statements. The primary GAAP difference impacting the components of operating profit (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures, while US GAAP requires equity accounting for such investments, and the treatment of certain foreign exchange gains and loses on the repayment of certain intercompany loans. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company’s marketing communications businesses has been presented on a combined basis, consistent with the Company’s segment disclosures in its consolidated financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain joint ventures in this MD&A as well as in the segment information in Note 17 to the consolidated financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have to be adjusted for the proportionate consolidation of the joint ventures.

Critical Accounting Policies and Estimates

The following summary of accounting policies has been prepared to assist in better understanding the Company’s consolidated financial statements and the related management discussion and analysis. Readers are encouraged to consider this information together with the Company’s consolidated financial statements and the related notes to the consolidated financial statements for a more complete understanding of accounting policies discussed below.

Estimates.   The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred income tax assets, stock-based compensation, and the reporting of variable interest entities at the date of the financial statements. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Revenue Recognition.   The Company generates services revenue from its Marketing Communications segment and product revenue from its Secure Products International segment.

Marketing Communications

The Marketing Communications operating segment earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services.

Fees billed to clients in excess of fees recognized as revenue are classified as deferred revenue.

A small portion of the Company’s contractual arrangements with clients includes performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured.

Secured Products

Substantially all of the Secured Products International segment revenue is derived from the sale of products. There are no warranty or product return provisions in the Company’s contracts that result in significant provisions. The Company has the following revenue recognition policies.

Revenue derived from the stamp operations is recognized upon shipment or upon delivery of the product to the customer when the Company’s obligations under the contractual arrangements are completed, the customer takes ownership and assumes the risk of loss of the product, the selling price is determinable and the collection of the related receivable is reasonably assured. The Company performs quality control testing procedures prior to shipment to ensure that its contractual obligations are met. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipment in the event of contract termination accordingly the Company accounts for the manufacturing costs incurred as inventory work-in-process, prior to completion of production.

Revenue derived from secured printing arrangements whereby the Company manufactures and stores the printed product for a period of time at the direction of its customer with delivery at a future date within a 90 day period is accounted for on a “bill and hold” basis whereby the Company allocates the arrangement consideration on a relative fair value basis between the printing service and the storage service. The Company recognizes the printing revenue when the customized printed products moves to the secure storage facility and the printing process is complete and when title transfers to the customer. The Company has no further obligations under the printing segment of the arrangement. The Company recognizes the storage fee revenue on a straight-line basis over the period to product delivery.

Although amounts are generally not billed by the Company until the customized print product is delivered to the customer’s premises, collection of the entire consideration is due under certain contracts within 90 days of completion of the printing segment of the arrangement and is not dependent on delivery. For other contracts where payment is dependent on delivery, revenue is recognized upon delivery to the customer’s premises and when other criteria for revenue recognition are met.

Revenue derived from the design, manufacturing, inventory management and personalization of secured cards is recognized as a single unit of accounting when the secured card is shipped to the cardholder, the Company’s service obligations to the card issuer are complete under the terms of the contractual arrangement, the total selling price related to the card is known and collection of the related receivable is reasonably assured. Any amounts billed and/or collected in advance of this date are deferred and recognized at the shipping date. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipping in the event of contract termination and accordingly the Company accounts for the costs incurred related to design and manufacturing as inventory work-in-process.

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

Acquisitions, Goodwill and Other Intangibles.   A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. No impairment charge was recognized in 2004 while such charges recognized in 2003 and 2002 were $10.0 and $58.0, respectively. Additional information about impairment testing under SFAS 142 appears in the notes of the consolidated financial statements.

The Company has historically made and expects to continue to make selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment. Due to the nature of advertising, marketing and corporate communications services companies, the companies acquired frequently have significant identifiable intangible assets which primarily consist of customer relationships. The Company has determined that certain intangibles (trademarks) have an indefinite life as there are no legal, regulatory, contractual, or economic factors that limit the useful life.

A summary of the Company’s deferred acquisition consideration obligations, sometimes referred to as earnouts, and obligations under put rights of subsidiaries’ minority shareholders to purchase additional interests in certain subsidiary and affiliate companies is set forth in the “Liquidity and Capital Resources” section of this report. The deferred acquisition consideration obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are primarily based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is determinable.

Additional information about acquisitions and goodwill appears in the notes to the consolidated financial statements of this report.

Allowance for doubtful accounts.   Trade receivables are stated less allowance for doubtful accounts. The allowance represents estimated uncollectible receivables usually due to customers’ potential insolvency. The allowance included amounts for certain customers where risk of default has been specifically identified.

Income tax valuation allowance.   The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense. During 2004, this allowance increased $11.3 million as a result of increased unrecognized tax loss benefits.

Stock-based compensation.   Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock-based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”. Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with

Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

The Company adopted fair value accounting for stock-based awards using the prospective method available under the transitional provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income. The final payment amount for Share Appreciation Rights is established on the date of the exercise of the award by the employee.

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

New Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

Adopted in 2004

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46. FIN 46 was to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Revised” (“FIN 46R”). FIN 46R modifies certain scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. See Note 9 of the notes to consolidated financial statements for the impact the effective provisions of FIN 46R had on the Company’s consolidated financial statements.

Other-Than-Temporary Impairment

In November 2003, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), investments in a loss position. Effective for years ended after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. In October 2004, the EITF temporarily delayed the effective date of the recognition and measurement provisions of EITF 03-01 until such time as a proposed FASB Staff Position provides guidance on the application of those provisions. The effective provisions of this consensus do not have a material impact on the Company’s consolidated financial statements.

Participating Securities

EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” is required to be adopted in financial periods beginning after March 31, 2004. The adoption of EITF 03-6 did not affect the Company’s diluted earnings per share calculation.

Contingently Convertible Debt

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not effect the Company’s diluted earnings per share calculation.

Effective in Future Periods

Stock Based Compensation

Business Combinations

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 is effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (the fiscal year beginning January 1, 2005 for the Company).

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). Effective for years and interim periods ended after June 15, 2005, the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS No. 123. The effective provisions of this pronouncement are not expected to have a material impact on the Company’s consolidated financial statements because the Company had already adopted SFAS No. 123 prospectively for stock-based awards granted or modified on or after January 1, 2003.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Prospective application of this statement is required beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

Exchanges of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29 (“SFAS No. 153”). This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At December 31, 2004, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $52.0 million, as of December 31, 2004, a 1.0% increase or decrease in the weighted average interest rate, which was 5.0% at December 31, 2004, would have an interest impact of approximately $0.5 million annually.

Foreign Exchange:   The Company conducts business in four currencies, the US dollar, the Canadian dollar, the Australian dollar, and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.                        Financial Statements and Supplementary Data

MDC PARTNERS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited the accompanying consolidated balance sheet of MDC Partners Inc. and subsidiaries (“the Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II for the year ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, effective January 1, 2004.

The Company has not reported on, and we have not audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Accordingly, we do not express an opinion or any other form of assurance on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Toronto, Canada

April 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited the accompanying consolidated balance sheet of MDC Partners Inc. and subsidiaries (“the Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2003. We have also audited the schedules II for the years ended December 31, 2003 and 2002. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2003, and adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ BDO Dunwoody LLP

Toronto, Canada

December 14, 2004 (April 15, 2005 as
to the effects of the discontinued operations
described in Note 12)

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Services	$247,073	$164,850	$144,944
Products	69,739	113,927	218,775
	316,812	278,777	363,719
Operating Expenses:
Cost of services sold*	160,703	112,312	102,380
Cost of products sold	42,301	56,654	101,559
Office and general expenses**	99,936	87,837	108,718
Other charges (recoveries)	(2,693)	1,333	5,097
Depreciation and amortization	13,743	8,485	11,222
Write-down of fixed assets	—	8,126	3,391
Goodwill charges	—	10,012	—
	313,990	284,759	332,367
Operating Profit (Loss)	2,822	(5,982)	31,352
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	14,844	43,792	113,422
Foreign exchange gain (loss)	(498)	(2,023)	4,380
Interest expense	(8,788)	(17,673)	(22,104)
Interest income	685	937	523
	6,243	25,033	96,221
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	9,065	19,051	127,573
Income Taxes	243	5,770	25,172
Income from Continuing Operations Before Equity in Affiliates and Minority Interests	8,822	13,281	102,401
Equity in Earnings of Non Consolidated Affiliates	3,651	4,929	2,142
Minority Interests in Income of Consolidated Subsidiaries	(8,695)	(4,508)	(6,720)
Income from Continuing Operations	3,778	13,702	97,823
Discontinued Operations	(5,935)	(1,271)	(15,398)
Cumulative Effect of a Change in Accounting Policy	—	—	(47,916)
Net Income (Loss)	$(2,157)	$12,431	$34,509
Earnings (Loss) Per Common Share:
Basic
Continuing Operations	$0.18	$0.77	$5.78
Discontinued Operations	(0.28)	(0.07)	(0.91)
Cumulative Effect of a Change in Accounting Policy	—	—	(2.83)
Net Income (Loss)	$(0.10)	$0.70	$2.04
Diluted
Continuing Operations	$0.17	$0.70	$3.87
Discontinued Operations	(0.26)	(0.05)	(0.60)
Cumulative Effect of a Change in Accounting Policy	—	—	(1.87)
Net Income (Loss)	$(0.09)	$0.65	$1.40
Weighted Average Number of Common Shares:
Basic	21,353,268	17,791,064	16,915,341
Diluted	22,817,823	21,665,530	25,619,168

*       Includes stock-based compensation expense of $339 and $330, during the years ended December 31, 2004 and 2003, respectively.

**     Includes stock-based compensation expense of $8,049 and $5,852, during the years ended December 31, 2004 and 2003, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$22,673	$65,334
Accounts receivable, less allowance for doubtful accounts of $1,521 and $497	111,399	56,485
Expenditures billable to clients	8,296	5,689
Inventories	10,792	7,735
Prepaid expenses	3,036	3,784
Other current assets	813	92
Total Current Assets	157,009	139,119
Fixed Assets	55,365	37,670
Investment in Affiliates	10,771	34,362
Goodwill	146,494	83,199
Other Intangible Assets	47,273	—
Deferred Tax Assets	12,883	11,563
Assets Held for Sale	622	6,530
Other Assets	7,438	9,096
Total Assets	$437,855	$321,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank debt	$6,026	$—
Accounts payable	77,425	35,180
Accrued and other liabilities	94,639	32,949
Advance billings, net	9,798	13,649
Current portion of long-term debt	3,218	16,378
Deferred acquisition consideration	1,775	1,113
Total Current Liabilities	192,881	99,269
Long-Term Debt	50,320	95,970
Convertible Notes	—	37,794
Liabilities Related to Assets Held for Sale	867	6,649
Other Liabilities	4,857	516
Deferred Tax Liabilities	854	—
Total Liabilities	249,779	240,198
Minority Interests	45,052	2,432
Commitments, Contingencies and Guarantees (Note 19)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 21,937,871 and 18,369,451 shares issued in 2004 and 2003, respectively	164,064	115,861
Class B Shares, no par value, unlimited authorized, 2,502 and 450,470 shares issued in 2004 and 2003, respectively, convertible into one Class A share	1	135
Share capital to be issued	3,909	—
Additional paid-in capital	17,113	4,610
Deficit	(45,083)	(39,169)
Accumulated other comprehensive income (loss)	3,020	(2,528)
Total Shareholders’ Equity	143,024	78,909
Total Liabilities and Shareholders’ Equity	$437,855	$321,539

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,157)	$12,431	$34,509
Loss from discontinued operations	(5,935)	(1,271)	(15,398)
Cumulative effect of change in accounting policy	—	—	(47,916)
Income (loss) from continuing operations	3,778	13,702	97,823
Adjustments for non-cash items:
Stock-based compensation	8,388	6,182	—
Depreciation and amortization	13,743	8,485	11,222
Amortization and write-off of deferred finance charges	6,212	3,897	2,428
Non-cash interest expense	—	4,557	3,368
Deferred income taxes	(2,712)	4,630	24,121
Foreign exchange	498	2,023	(4,380)
Gain on sale of assets and settlement of long-term debt	(18,741)	(43,792)	(113,422)
Write-down of fixed assets and other assets	—	8,126	3,391
Goodwill charges	—	10,012	—
Earnings of non consolidated affiliates	(3,651)	(4,929)	(2,142)
Minority interest and other	(3,234)	(1,164)	(3,214)
Changes in non-cash working capital
Accounts receivable	5,586	790	6,793
Expenditures billable to clients	(16,083)	1,188	(1,465)
Inventories	(2,547)	(921)	2,780
Prepaid expenses and other current assets	1,148	(759)	(656)
Accounts payable, accruals and other liabilities	49,239	627	(4,865)
Advance billings	(17,122)	394	(5,978)
Net cash provided by operating activities	24,502	13,048	15,804
Cash flows from investing activities:
Capital expenditures	(15,552)	(16,514)	(7,001)
Proceeds of dispositions	—	115,184	173,682
Acquisitions, net of cash	(17,569)	(26,744)	(12,380)
Distributions from non consolidated affiliates	6,828	3,993	4,228
Other assets, net	(1,363)	4,560	(1,505)
Net cash provided by (used in) investing activities	(27,656)	80,479	157,024
Cash flows from financing activities:
Increase in bank indebtedness	6,026	—	—
Proceeds from issuance of long-term debt	63,405	37,472	5,955
Repayment of long-term debt	(94,961)	(88,970)	(186,821)
Issuance of share capital	3,639	3,031	—
Purchase of share capital	(12,476)	(13,662)	—
Net cash used in financing activities	(34,367)	(62,129)	(180,866)
Effect of exchange rate changes on cash and cash equivalents	(898)	5,536	5,914
Effect of discontinued operations	(4,242)	(922)	(1,831)
Net increase (decrease) in cash and cash equivalents	(42,661)	36,012	(3,955)
Cash and cash equivalents at beginning of year	65,334	29,322	33,277
Cash and cash equivalents at end of year	$22,673	$65,334	$29,322
Supplemental disclosures:
Cash income taxes paid (recovered)	$2,968	(1,425)	(272)
Cash interest paid	$4,708	6,795	16,001
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$20,840	25,985	—
Share capital issued on settlement of convertible notes	$34,919	—	—
Stock-based awards issued, on acquisitions	$1,319	2,530	—
Settlement of debt with investment in affiliate:
Reduction in exchangeable securities	$(33,991)	—	—
Proceeds on sale of investment	$33,991	—	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(thousands of United States dollars)

	2004		2003		2002
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	18,369,451	$115,861	16,464,871	$91,426	16,464,871	$90,265
Stock appreciation rights exercised	1,998	25	—	—	—	—
Share options exercised	241,755	3,507	458,987	3,031	—	—
Shares acquired and cancelled	(1,070,000)	(8,719)	(1,274,816)	(8,131)	—	—
Shares issued on privatization of Maxxcom	—	—	2,473,183	23,327	—	—
Shares issued as acquisition consideration	1,243,753	16,931	74,183	872	—	—
Shares issued as deferred acquisition consideration	—	—	173,043	1,786	—	—
Shares issued on private placement	120,919	1,406	—	—	—
Shares issued upon conversion of Class B shares	447,968	134	—	—	—	—
Shares issued on settlement of convertible notes	2,582,027	34,919	—	—	—	—
Share purchase loans repaid	—	—	—	3,550	—	1,161
Balance at end of year	21,937,871	164,064	18,369,451	115,861	16,464,871	91,426
Class B Shares
Balance at beginning of year	450,470	135	450,470	135	450,470	135
Shares converted to Class A shares	(447,968)	(134)	—	—	—	—
Balance at end of year	2,502	1	450,470	135	450,470	135
Share Capital to be Issued
Balance at beginning of year		—		—		—
Shares to be issued as deferred acquisition consideration		3,909		—		—
Balance at end of year		3,909		—		—
Additional Paid—In Capital
Balance at beginning of year		4,610		—		—
Stock-based compensation		6,347		888		—
Acquisition purchase price consideration		1,313		2,530		—
Warrants granted to service providers		—		1,192		—
Share appreciation rights plan		6,142		—		—
Share options exercised		(1,274)		—
Share appreciation rights exercised		(25)		—		—
Balance at end of year		17,113		4,610		—
Deficit
Balance at beginning of year		(39,169)		(46,069)		(80,578)
Premium paid on repurchase of Class A shares		(3,757)		(5,531)		—
Net income (Loss) for the year		(2,157)		12,431		34,509
Balance at end of year		(45,083)		(39,169)		(46,069)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		(2,528)		8,687		3,447
Foreign currency translation adjustments		5,548		(11,215)		5,240
Balance at end of year		3,020		(2,528)		8,687
Total Shareholders’ Equity		$143,024		$78,909		$54,179

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

1.   Basis of Presentation

MDC Partners Inc. (the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”).

Nature of Operations

MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily two business segments—Marketing Communications and Secure Products International. Both business segments operate in the United States (“US”) and in Canada, while the Marketing Communications business also operates in the United Kingdom and the Secure Products International business also operates in Australia. See Note 17, “Segment Information”, for further description of the two business segments.

Change in Methods of Accounting

Effective January 1, 2004, the Company changed its method of accounting from Canadian GAAP to US GAAP. The comparative financial statements included in these financial statements have been restated following US GAAP. This change in accounting method resulted from the conversion of Class B multiple voting shares into Class A subordinate voting shares during the first quarter of 2004 (see Note 15). Due to the conversion of these shares, the majority of shareholder votes now belong to shareholders of the Company who reside in the US and, as a result, the Company is now deemed to be a US domestic issuer as defined under the SEC regulations to which the Company is subject.

Under Canadian securities requirements, the Company is required to provide, for all years presented, a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company’s financial statements for each of the Company’s annual filings in the years ending December 31, 2004 and 2005. This required disclosure is set out in Note 22.

EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” is required to be adopted in financial periods beginning after March 31, 2004. The adoption of EITF No. 03-6 did not have an impact on the Company’s consolidated results of operation or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities Revised” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly, whether it should consolidate the entity.

The Company was required to apply FIN 46R to such variable interest entities (“VIEs”) commencing with the quarter ended March 31, 2004. In addition, the Company is required, upon the occurrence of certain triggering events, to reconsider whether an entity is a VIE. As of September 22, 2004, the Company was required to consolidate, pursuant to FIN 46R, Crispin Porter + Bogusky, LLC, a non-controlled affiliate, which was previously accounted for under the equity method. This change in accounting method was a result of a change in the relationship between the Company and Crispin Porter + Bogusky, LLC and its officers, affected by the Company’s senior credit agreement entered into on September 22, 2004. (See Note 9). This change has been applied on a prospective basis.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“SFAS No. 150) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123”. (“SFAS No. 148) SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in financial statements about the method for accounting for stock-based compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 that provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. See “Stock-Based Compensation”.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. (“FIN 45”) FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s results of operations or financial condition and these financial statements contain the required disclosures.

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption EITF 00-21 did not have a material effect on the Company’s results of operations or financial condition. The Company’s revenue recognition policies are in compliance with SAB 104, EITF 99-19 and EITF 00-21 and EITF 01-14.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”) which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal of activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any immediate impact on the Company’s results of operations or financial position.

In January 2002, the EITF released Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). This Issue summarized the EITF’s views on when out-of-pocket expenses should be characterized as revenue. The adoption of the provisions of this EITF had no material impact on the Company’s financial position, results of operations, or cashflows.

In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did result in a cumulative effect adjustment of $47,916 for an impairment charge as reflected in the Company’s consolidated results of operations in 2002. See note 2, Significant Accounting Policies—Goodwill and Other Intangible Assets.

In January 2002, the Company adopted SFAS No. 141, “Business Combinations.” The adoption of SFAS No. 141 did not have an impact on the Company’s consolidated results of operation or financial position. See note 2, Significant Accounting Policies—Goodwill and Other Intangible Assets.

In January 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated results of operation or financial position. See note 2, Significant Accounting Policies—Impairment of Long-lived Assets.

In June 2001 FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS No. 143 in January 2003. The adoption of SFAS No. 143 did not have an impact on the Company’s consolidated results of operation or financial position.

Reclassifications

Certain prior period amounts have been reclassified to conform with the 2004 presentation. These reclassifications include reclassifying the statement of operations line items from “Salary and related costs” and “General and other operating costs” to new categories entitled “Cost of services sold” and “Office and general expenses”. The Company has regrouped certain direct service costs such as production costs, travel and entertainment, and client service costs from “General and other operating costs” into “Cost of services sold”. Certain costs such as administrative salaries have been reclassified from “Salary and related costs” to “Office and general expenses”. The reclassification segregates the expense items that are directly related to serving clients from other expenses which are indirect in nature such as facilities, overhead, depreciation and other administrative expenses.

2.   Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

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

Use of Estimates.   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets, stock-based compensation, and the reporting of variable interest entities at the date of the financial statements. The estimates are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk.   The Company provides marketing communications services and secure products to over 200 clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as its largest client accounted for 10.2% of the Company’s 2004 consolidated revenue and no other client accounted for more than 6.2% and the top ten clients accounted for 31.9% of 2004 consolidated revenue. No client accounted for 10% or more of consolidated revenues in 2003 and 2002.

Cash and Cash Equivalents.   The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at December 31, 2004 is $2,836 (2003—$0) of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

Allowance for Doubtful Accounts.   Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent estimated uncollectible receivables associated with potential customer defaults usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

Expenditures Billable to Clients.   Expenditures billable to clients consist principally of costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients that have not been invoiced. Such amounts are invoiced to clients at various times over the course of the production process.

Inventories.   Work-in-process inventories are valued at the lower of cost and net realizable value and include certain capitalized manufacturing costs. Raw materials and supplies are valued at the lower of cost and replacement cost. Cost is determined on a first-in, first-out method.

Depreciation of Fixed Assets.   Buildings are depreciated on a declining balance basis over the estimated useful lives of 20 to 25 years. Computers, furniture and fixtures are depreciated on a straight-line basis over periods of 3 to 7 years. Machinery and equipment are depreciated on a straight-line basis over periods of 3 to 10 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.

Impairment of Long-lived Assets.   In accordance with SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the

Company’s weighted average cost of capital, risk adjusted where appropriate. The Company incurred impairment charges related to fixed assets of $8,126 in 2003 and $3,391 in 2002.

Equity Method Investments.   The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method include Accumark Promotions Group Inc., 55% owned by the Company, Cliff Freeman & Partners, LLC (“CF”), 19.9% owned by the Company, Mono Advertising LLC, 49.9% owned by the Company, Zig, Inc., 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. Until September 22, 2004, the Company’s 49.0% interest in Crispin Porter + Bogusky, LLC, (“CPB”) was accounted for under the equity method. After this date, the Company commenced consolidating CPB under the accounting standards for variable interest entities (see Note 9). The Company’s management periodically evaluates these investments to determine if there have been any other than temporary declines in value.

Cost Method Investments.   The Company’s cost based investments at December 31, 2004 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operation and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2004 and 2003 was $328 and $1,142, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.

Goodwill and Indefinite Lived Intangibles.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite life intangible assets (trademarks) which are not subject to amortization acquired as a result of a business combination are tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Impairment losses, where applicable, will be charged to operating profit (loss). The company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the fair value of an indefinite life intangible exceeds its carrying amount, an impairment loss is recognized for the excess. The Company incurred goodwill impairment charges of $10,012 in 2003. In 2002, upon adoption of SFAS No. 142, the Company recorded a charge of $47,916, net of income taxes of $10,045, as a cumulative effect of a change in accounting policy.

Definite Lived Intangible Assets.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment in accordance with SFAS 144 at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See also Note 10.

Deferred Taxes.   The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities result principally from deductions recorded for tax purposes in excess of that recorded in the financial statements. The effect of changes in tax rates is recognized in the period the rate change is enacted.

Guarantees.   Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 19)

Revenue Recognition.   The Company generates services revenue from its Marketing Communications segment and product revenue from its Secure Products International segment.

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications businesses, it acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

Marketing Communications

The Marketing Communications operating segment earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services.

Fees billed to clients in excess of fees recognized as revenue are classified as deferred revenue.

A small portion of the Company’s contractual arrangements with clients includes performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured.

Secured Products

Substantially all of the Secured Products International segment revenue is derived from the sale of products. There are no warranty or product return provisions in the Company’s contracts that result in significant provisions. The Company has the following revenue recognition policies.

Revenue derived from the stamp operations is recognized upon shipment or upon delivery of the product to the customer when the Company’s obligations under the contractual arrangements are completed, the customer takes ownership and assumes the risk of loss of the product, the selling price is determinable and the collection of the related receivable is reasonably assured. The Company performs quality control testing procedures prior to shipment to ensure that its contractual obligations are met. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipment in the event of contract termination accordingly the Company accounts for the manufacturing costs incurred as inventory work-in-process, prior to completion of production.

Revenue derived from secured printing arrangements whereby the Company manufactures and stores the printed product for a period of time at the direction of its customer with delivery at a future date within a 90 day period is accounted for on a “bill and hold” basis whereby the Company allocates the arrangement consideration on a relative fair value basis between the printing service and the storage service. The Company recognizes the printing revenue when the customized printed products moves to the secure storage facility and the printing process is complete and when title transfers to the customer. The Company has no further obligations under the printing segment of the arrangement. The Company recognizes the storage fee revenue on a straight-line basis over the period to product delivery.

Although amounts are generally not billed by the Company until the customized print product is delivered to the customer’s premises, collection of the entire consideration is due under certain contracts within 90 days of completion of the printing segment of the arrangement and is not dependent on delivery. For other contracts where payment is dependent on delivery, revenue is recognized upon delivery to the customer’s premises and when other criteria for revenue recognition are met.

Revenue derived from the design, manufacturing, inventory management and personalization of secured cards is recognized as a single unit of accounting when the secured card is shipped to the cardholder, the Company’s service obligations to the card issuer are complete under the terms of the contractual arrangement, the total selling price related to the card is known and collection of the related receivable is reasonably assured. Any amounts billed and/or collected in advance of this date are deferred and recognized at the shipping date. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipping in the event of contract termination and accordingly the Company accounts for the costs incurred related to design and manufacturing as inventory work-in-process.

Cost of Services and Products Sold.   Costs of services and products sold do not include depreciation charges for related fixed assets.

Stock-Based Compensation.   Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock-based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”

(“APB 25”). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

The Company adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award in accordance with FIN 28. Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost in operating income in the period of the change. The final payment amount for Share Appreciation Rights is established on the date of the exercise of the award by the employee.

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

The table below summarizes the pro forma effect for the years ended December 31, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$(2,157)	$12,431	$34,509
Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	1,123	1,843	1,710
Net income (loss), pro forma	$(3,280)	$10,588	$32,799
Basic net income (loss) per share, as reported	$(0.10)	$0.70	$2.04
Basic net income (loss) per share, pro forma	$(0.15)	$0.60	$1.94
Diluted net income (loss) per share, as reported	$(0.09)	$0.65	$1.40
Diluted net income (loss) per share, pro forma	$(0.14)	$0.56	$1.33

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years:

	Years ended December 31,
	2004	2003	2002
Expected dividend	0%	0%	0%
Expected volatility	40%	40%	80%
Risk-free interest rate	4.0%	6.0%	6.0%
Expected option life in years	3.71	5	5.0
Weighted average grant date fair value of options granted	$4.65	$2.48	$2.38

Pension Costs.   Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts based on individual base salaries and years of service. The Company’s contribution expense pursuant to these plans was $1,286, $1,161 and $531 for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Common Share.   Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the “Share capital to be issued” as reflected in the Shareholders’ Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, warrants, stock appreciation rights, restricted stock units and convertible notes.

Foreign Currency Translation.   The Company’s financial statements were prepared in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Company is the Canadian dollar and it has decided to use US dollars as its reporting currency for consolidated reporting purposes. All of the Company’s subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-US dollar based subsidiaries to US dollar statements are included as cumulative translation adjustments in other accumulated other comprehensive income. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. The income statements of non-US dollar based subsidiaries are translated at average exchange rates for the period.

Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings other than those unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long-term nature (that is settlement is not planned or anticipated in the future) and which are included as cumulative translation adjustments in accumulated other comprehensive income.

Derivative Financial Instruments.   The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company issued adjustable rate exchangeable debentures, in December 2003, which included an embedded derivative (Note 16). The derivative met the SFAS No. 133 criteria for separation from the debt contract and was required to be measured at fair value, with changes in the fair value being recorded in net earnings for the period, until the exchangeable debentures were settled on February 13, 2004.

Effective July 1, 2002, management designated the Company’s 10.5% US senior subordinated notes (“Notes”) as an economic hedge against foreign exchange exposure of the US operation, Custom Direct, Inc. (“CDI”). The hedge was applied prospectively from the effective date whereby any foreign exchange translation adjustment of the Notes reduced any offsetting foreign exchange translation adjustment of the US operations, the net of which was reflected in the cumulative translation account within shareholders’ equity. The application of hedge accounting ceased on the repayment of the Company’s 10.5% US senior subordinated notes on June 30, 2003 which corresponded with the Company’s sale of 80% of its investment in CDI.

At December 31, 2004, the Company had no derivative instruments.

3.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations for the years ended December 31:

	2004	2003	2002
Numerator
Numerator for basic earnings per common share—income from continuing operations	$3,778	$13,702	$97,823
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of nil, $897 and $861, respectively	—	1,552	1,369
Numerator for diluted earnings per common share—income from continuing operations plus assumed conversion	$3,778	$15,254	$99,192
Denominator
Denominator for basic earnings per common share—weighted average common shares	21,353,268	17,791,064	16,915,341
Effect of dilutive securities:
Convertible Notes	—	3,381,643	8,665,511
Warrants	59,462	—	—
Employee stock options, warrants, and stock appreciation rights	1,393,277	492,823	38,316
Employee restricted stock units	11,816	—	—
Dilutive potential common shares	1,464,555	3,874,466	8,703,827
Denominator for diluted earnings per common share—adjusted weighted shares and assumed conversions	22,817,823	21,665,530	25,619,168
Basic earnings per common share from continuing operations	$0.18	$0.77	$5.78
Diluted earnings per common share from continuing operations	$0.17	$0.70	$3.87

The effect of the Convertible Notes in the diluted earnings per common share calculation is accounted for using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of 95% of the twenty day weighted average trading price of the Class A subordinate voting share on The Toronto Stock Exchange prior to conversion or year end, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Option and other rights to purchase 352,497, 800,226 and 1,635,295 shares of common stock were outstanding during fiscal 2004, 2003 and 2002 respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4.   Acquisitions

2004 Acquisitions

Kirshenbaum bond + partners, LLC (“KBP”)

On January 29, 2004, the Company acquired a 60% ownership interest in KBP in a transaction accounted for under the purchase method of accounting. KBP is comprised of four units: Kirshenbaum Bond (New York and San Francisco) which are primarily advertising agencies, LIME Public Relations + Promotion, The Media Kitchen, which handles media buying and planning, and Dotglu, an interactive and direct marketing unit. The KBP name is well recognized for creating very successful non-traditional marketing campaigns and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. The Company paid $21,129 in cash, issued 148,719 shares of the Company’s common stock to the selling interestholders of KBP (valued at approximately $2,027 based on the share price on or about the announcement date), issued warrants to purchase 150,173 shares of the Company’s common stock to the selling interestholders of KBP (the fair value of which, using a Black-Scholes option pricing model, was approximately $955 based on the share price during the period on or about the announcement date) and incurred transaction costs of approximately $1,185. Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration totaling an additional $735, based upon the achievement of certain pre-determined earnings targets. Effective December 31, 2004, this earnings contingency was resolved and the additional consideration of $735 and $47 in additional transaction costs was recorded as goodwill.

The recorded purchase price of the net assets acquired in the transaction was $26,031. The purchase price was allocated to the fair value of net assets acquired and minority interests as follows:

	Previously Reported	Adjustments	As Reported
Cash and cash equivalents	$17,906	$—	$17,906
Accounts receivable and other current assets	16,421	—	16,421
Fixed assets and other assets	4,636	(233)	4,403
Goodwill (tax deductible)	24,621	(7,657)	16,964
Intangible assets	1,200	9,170	10,370
Accounts payable, accrued expenses and other liabilities	(38,788)	(584)	(39,372)
Minority interest at carrying value	(747)	86	(661)
Total consideration	$25,249	$782	$26,031

Identifiable intangible assets of $10,370 are comprised primarily of customer relationships and trademarks. (Note 10). The Company’s consolidated financial statements include KBP’s results of operations subsequent to its acquisition on January 29, 2004. During the year ended December 31, 2004, the operations of KBP contributed $46,027 of revenue and $2,543 of income from continuing operations to the Company’s consolidated statement of operations.

VitroRobertson

On July 27, 2004, the Company acquired a 68% ownership interest in VitroRobertson Acquisition, LLC (“VR”) in a transaction accounted for under the purchase method of accounting. VR is located in San Diego, California, and is recognized for its expertise in brand market share management and as such was acquired by the Company primarily for its assembled workforce to enhance both the range of services and the creative talent within the MDC Partners Marketing Communications operating segment. The Company paid $7,009 in cash, issued 42,767 shares of the Company’s common stock to the selling interestholders of VR (valued at approximately $473 based on the share price on the announcement date), and incurred transaction costs of approximately $122. Under the terms of the agreement, the selling interestholders of VR could receive additional cash consideration based upon achievement of certain pre-determined earnings targets to be measured at the end of 2005. Based on current earnings levels, additional consideration is expected to be $10. Such contingent consideration will be accounted for as goodwill when the contingencies are resolved.

Exclusive of the contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $7,604. The purchase price was allocated to the fair value of net assets acquired and minority interest as follows:

	Previously Reported	Adjustments	As Reported
Cash and cash equivalents	$3,502	$—	$3,502
Accounts receivable and other current assets	6,383	—	6,383
Fixed assets and other assets	406	—	406
Goodwill (tax deductible)	7,282	(2,714)	4,568
Intangible assets	—	2,718	2,718
Accounts payable, accrued expenses and other liabilities	(9,823)	—	(9,823)
Minority interest at carrying amount	(150)	—	(150)
Total consideration	$7,600	$4	$7,604

Identifiable intangible assets of $2,718 are comprised primarily of customer relationships. The Company’s consolidated financial statements include VR’s results of operations subsequent to its acquisition on July 27, 2004. During the year ended December 31, 2004, the operations of VR contributed $3,744 of revenue and $372 of income from continuing operations to the Company’s consolidated statement of operations.

Accent Marketing Services

On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC (“Accent”), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. Accent has established itself as an integrated direct marketing services company providing customer contact centers and direct mail services to its clients, offering a unique customer relationship and product life cycle management program to its clients. The Company paid $1,444 in cash, issued, (or will issue), 1,103,331 shares of the Company’s common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the announcement date), and incurred transaction costs of approximately $99. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent at the option of the Company, based upon achievement of certain pre-determined earnings targets, by June 2005. Such contingent consideration will be accounted for as goodwill when the contingency is resolved. This acquisition was accounted for as a purchase and accordingly, the Company’s consolidated financial statements, which have consolidated Accent’s financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

The purchase price was allocated to the Company’s increased share of working capital and the fair value of the net assets acquired including acquired intangibles and goodwill. Specifically, $10,074 was allocated to tax deductible goodwill, $3,688 was allocated to intangible assets comprised of customer relationships and internally developed software.

Other 2004 Acquisitions

In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC (“CF”) in a transaction accounted for under the equity method of accounting. CF is a New York based advertising agency. CF’s name has long been recognized for its creative abilities, winning numerous national and international advertising awards, and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. Also during the quarter ended March 31, 2004, the Company acquired further equity interests in the existing subsidiaries of Allard Johnson Communications Inc. (4.7%) and Targetcom LLC (20%), as well as several other insignificant investments. In aggregate, the Company paid $3,489 in cash and incurred transaction costs of approximately $213. Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain pre-determined cumulative earnings targets. Based on current earnings levels, the additional consideration is estimated to be nil. Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,702. The purchase price was allocated based on the fair value of the net assets acquired. Of the purchase price, $2,141 was allocated to goodwill of which $1,242 is tax deductible, $306 to intangible assets, $472 to other tangible assets and $783 to investments in affiliates.

The Company’s consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis except for CF, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through contractual rights. During the year ended December 31, 2004, the aggregated operations of these other acquisitions contributed no incremental revenue to, and had no material effect on net income in, the Company’s consolidated operating results.

On April 14, 2004, the Company acquired a 65% ownership interest in henderson bas (“HB”) in a transaction accounted for under the purchase method of accounting. HB is a Toronto based agency providing interactive and direct marketing advertising services. HB has been recognized for its creative abilities, winning several interactive advertising awards, and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. (“BMD”) in a transaction accounted for under the purchase method of accounting. BMD is a Toronto based design studio providing visual identity and branding such as environmental graphics, exhibition development and design, and cultural and business programming services. BMD is world-renowned, working with internationally acclaimed architects and leading cultural and commercial enterprises and as such was acquired by the Company for its assembled workforce to add a new aspect to the creative talent within the Marketing Communications segment of businesses. During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC (“Mono”), a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC (“Banjo”), a variable interest entity in which the Company is the primary beneficiary. These agencies provide advertising, interactive direct marketing, and film production related marketing communications services, respectively. These transactions were all accounted for under the purchase method of accounting and are consolidated from the date of acquisition, with the exception of, Mono, which is accounted for under the equity method.

During the quarter ended June 30, 2004, in aggregate, the Company paid and will pay $4,194 in cash, issued warrants to purchase 90,000 shares of the Company’s common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $349. Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after one to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration is expected to be $2,595. Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

The aggregate purchase price of the net assets acquired in these transactions was approximately $4,903. The purchase price was allocated to the fair value of the net assets acquired. Specifically, $1,070 was allocated to goodwill, of which $1,014 is tax deductible, and $1,537 to intangible assets and $2,296 of other tangible assets.

The Company’s consolidated financial statements include the results of operations and balance sheets of these acquired entities accounted for on a consolidated basis. During the year ended December 31, 2004, the aggregated operations of these acquisitions contributed $6,332 of revenue and $65 of net loss to the Company’s consolidated operating results.

At August 31, 2004, the Company acquired a 49.9% ownership interest in Zig Inc (“Zig”) in a transaction accounted for under the equity method of accounting. Zig is a Toronto, Canada-based advertising agency. Zig is internationally recognized for its unique creative abilities and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses. Also during the quarter, the Company acquired further equity interest in the existing subsidiary Fletcher Martin Ewing LLC, as well as several other insignificant investments. In aggregate, the Company paid $2,462 in cash, issued 125,628 shares of the Company’s common stock to the selling interest holders (valued at approximately $1,507 based on the share price during the period on or about the date of closing and the press release) and incurred transaction costs of approximately $243. Under the terms of the Zig agreement, the selling interestholders were entitled to additional cash and share consideration totaling $624 based upon achievement of certain pre-determined earnings targets for 2004. Such contingent consideration was earned and has been accounted for as goodwill.

The aggregate purchase price of the net assets acquired in these transactions was approximately $4,783. The purchase price was allocated to the net assets acquired. Specifically, $764 was allocated to goodwill, of which $739 is tax deductible, and $1,054 to intangible assets, $123 to other tangible assets and $2,842 to investment in affiliates.

The Company’s consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis except for Zig, which is accounted for on an equity basis due to the significant influence of the management of the operation obtained through ownership interest and contractual rights. During this period, the incremental effect of the aggregated operations of these acquisitions contributed $147 of net income to the Company’s consolidated operating results.

2003 Acqusitions

Maxxcom Inc.

Effective July 31, 2003, the Company acquired an additional 26% ownership interest in the Maxxcom Inc. (“Maxxcom”), increasing its total ownership interest in this subsidiary from 74% to 100%. Maxxcom had established itself as a holding company of several well known and notable marketing communications businesses. The Company issued 2,473,185 shares of the Company’s common stock to the selling shareholders of Maxxcom (valued at approximately $23,327 based on the share price on or about the announcement date), issued fully vested stock options and warrants to purchase 681,469 shares of the Company’s common stock to option and warrant holders of Maxxcom (the fair value of which, using a Black-Scholes option pricing model, was approximately $2,530 based on the share price during the period on or about the announcement date) and incurred transaction costs of approximately $784. This acquisition was accounted for as a purchase and accordingly, the Company’s consolidated financial statements, which have consolidated Maxxcom’s financial results since 2000, reflect a further 26% ownership participation subsequent to the additional acquisition on July 31, 2003.

The purchase price was allocated based on the fair value of the net assets acquired as follows:

	Previously Reported	Adjustments	As Reported
Goodwill ($0 is tax deductible)	$20,855	$(1,700)	$19,155
Intangible assets—customer contract relationships	—	1,700	1,700
Elimination of minority interest	5,786	—	5,786
Total purchase price	$26,641	$—	$26,641

Other 2003 + Prior Year Acquisitions

During the year ended December 31, 2003, the Company acquired several other ownership interests in existing subsidiaries. The Company acquired an additional 1.52% ownership interest in Toronto based Allard Johnson Communications Inc., increasing its total ownership interest in this subsidiary to 54.3%. The Company also acquired an additional 6.17% ownership interest in Westport, Connecticut based Source Marketing, increasing its total ownership interest in this subsidiary to 87.67%. Also during the year, the Company acquired further equity interests in several subsidiaries, increasing the Company’s ownership to 100% in each case. The Company acquired the remaining 5.96% in Minneapolis based Colle & McVoy, Inc, the remaining 38.7% in London based Interfocus Network Limited (re-named Mr.Smith Agency in 2004) and the remaining 15% in Toronto based Metaca Corporation. Additionally, a further $500 was paid in 2004 related to the previously accrued $698 contingent consideration in 2003. All of these acquired interests, except for Metaca Corporation, which is a secure products business, are related to marketing communications businesses.

The aggregate purchase price of the net assets acquired in these transactions was approximately $3,945. The purchase price was allocated based on the fair value of the net assets acquired. Specifically, $2,668 was allocated to goodwill of which $1,163 was tax deductible.

The Company’s consolidated financial statements include the results of operations and balance sheet, accounted for on a consolidated basis, with the exception of Interfocus Network Limited which is accounted for as a discontinued operation. During the year ended December 31, 2003, the aggregated operations of these other acquisitions had no material effect on net income in, the Company’s consolidated operating results.

Pro Forma Results of Operations:

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2004 and 2003, respectively, assume that the acquisition of the operating assets of the businesses acquired during 2004 had occurred on January 1, 2004 and 2003, respectively. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, nor are they necessarily indicative of future results of operations.

	Years Ended December 31,
	2004	2003
Revenues	$326,954	$331,051
Net income (loss)	(2,011)	13,693
Earnings (loss) per share:
Basic—net income (loss)	$(0.09)	$0.77
Diluted—net income (loss)	$(0.09)	$0.70

5.   Inventories

The components of inventories at December 31, are listed below:

	2004	2003
Work-in-process	$6,601	$3,992
Raw materials and supplies	4,191	3,743
Total	$10,792	$7,735

6.   Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2004			2003
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$337	$—	$337	$312	$—	$312
Buildings	2,546	829	1,717	2,337	700	1,637
Computers, furniture and fixtures	51,961	33,981	17,980	41,660	27,653	14,007
Machinery and equipment	37,342	14,289	23,053	29,830	11,536	18,294
Leasehold improvements	21,522	9,244	12,278	9,825	6,405	3,420
	$113,708	$58,343	$55,365	$83,964	$46,294	$37,670

Included in fixed assets are assets under capital leases with a cost of $14,639 (2003—$11,682) and accumulated depreciation of $4,960 (2003—$5,089). Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $10,199, $8,485, and $11,222, respectively.

7.   Investments in Affiliates

The investment in affiliated companies, which are accounted for using the equity method, is represented by the following at December 31:

	2004	2003
Net current assets	$5,436	$7,258
Fixed assets	7,303	21,851
Other long-term assets	256	38
Other long-term liabilities	(8,405)	(9,670)
Interests of other shareholders	(2,484)	(10,926)
Company’s interest	2,106	8,551
Goodwill and other intangibles, net	8,665	27,811
Net investments	$10,771	$34,362

Accumulated amortization of intangibles included in goodwill and other intangibles above is $125 and $0 at December 31, 2004 and 2003, respectively.

The results of operations of affiliated companies for the years ended December 31 were:

	2004	2003	2002
Revenue	$52,657	$99,132	$31,633
Income before taxes	11,750	19,976	7,115
Income taxes	4,415	5,193	2,693
Net income	$7,335	$14,783	$4,422
Company’s share of equity in earnings	$3,651	$4,929	$2,142

The Company’s share of equity in earnings is net of intangible amortization of $125, $0 and $0 for the years ended December 31, 2004, 2003, and 2002, respectively.

8.   Financial Instruments

Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable, accruals and other liabilities, advance billings, and deferred acquisition consideration. Bank debt and long-term debt are variable rate debt, the carrying value of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.

9.   Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities Revised” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly, whether it should consolidate the entity. The Company was required to apply FIN 46R to such variable interest entities (“VIEs”) commencing with the quarter ended March 31, 2004. In addition, the Company is required, upon the occurrence of certain triggering events, to reconsider whether an entity is a VIE.

(i)    The Company acquired a 49% voting interest in Crispin Porter + Bogusky, LLC (“CPB”), a marketing services business, in 2001 and has accounted for its investment under the equity method of accounting. The equity carrying value of the investment in CPB as at June 30, 2004 was $18,110. Pursuant to the terms of the CPB Shareholders’ Agreement, the Company is entitled to 49% of earnings, plus an additional 8.5% of annual earnings in excess of $4,171. While CPB is a VIE, prior to September 22, 2004, the Company was not the primary beneficiary of its operations and thus, was not permitted to consolidate CPB under FIN 46R.

Effective September 22, 2004, in connection with the refinancing of the Company’s bank credit facilities, the CPB Shareholders’ Agreement was amended to permit all of the assets of CPB to be pledged by the Company as security for its new bank credit facilities and in addition, earlier in the third quarter, certain of the other investors in CPB became officers of a subsidiary of the Company. As a result of these changes, the Company became the primary beneficiary of CPB and is required to consolidate its operations under FIN 46R, commencing September 22, 2004.

Under FIN 46R, for VIEs that must be consolidated, the assets, liabilities and minority interest of the VIE initially would be measured at their fair value as if the initial consolidation had resulted from a business combination on that date. Based on an independent valuation of the fair values of the assets, liabilities and non-controlling interests of CPB, the Company accounted for the following amounts in its balance sheet as at September 22, 2004 in connection with the consolidation of this VIE:

Assets:
Cash and cash equivalents	$—
Receivables and other current assets	32,854
Goodwill	27,654
Customer relationships and other intangible assets	31,500
Other assets	6,138
98,146
Liabilities:
Accounts payable and other current liabilities	17,542
Advance billings	18,205
Other liabilities	1,579
Minority Interest	43,285
80,611
Net investment	$17,535

Upon consolidation, the Company eliminated its previously recorded investment in affiliate. The liabilities recognized as a result of consolidating CPB do not represent additional claims on the Company’s general assets, rather, they represent claims against the specific assets of the VIE. While assets recognized as a result of consolidating CPB do not represent additional assets that could be used to satisfy claims against the Company’s general assets, as a result of the amendments to the CPB Shareholders’ Agreement and the Company’s bank credit facility entered into September 22, 2004, the assets recognized have been pledged as security for the Company’s borrowings under its bank credit facilities.

As a result of consolidating CPB with effect from September 22, 2004, included in the Company’s results of operations from that date to December 31, 2004 is the following with respect of CPB:

Revenue—services	$13,307
Operating expenses:
Cost of services sold	546
Office and general expenses	8,475
Depreciation and amortization	1,238
10,259
Operating profit	3,048
Interest expense, net	16
Income taxes	703
Minority interest	1,687
Net income	$642

(ii)   Based upon a review of the provisions of FIN 46R, the Company has identified Banjo, a business in which the Company acquired a majority voting interest in the second quarter of 2004, as a variable interest entity for which the Company is the primary beneficiary. The Company has also identified an investee in which the Company has a 45% investment as a variable interest entity for which the Company is the primary beneficiary, thereby requiring consolidation. To December 31, 2004 the Company has funded $1.5 million to this start-up venture to finance the development of proprietary content-driven marketing material. The venture, which commenced operations in the second quarter of 2004, has no significant assets or liabilities and no revenues, and amounts expended by the venture have been principally in respect of salaries and related costs, and general and other operating costs.

In addition the Company has identified Trapeze Media Limited as a variable interest entity, however the Company is not the primary beneficiary and Trapeze is therefore not consolidated. To date, the results of operations of Trapeze have not been material to the Company’s consolidated financial statement. See Note 18(c).

10.   Goodwill and Intangible Assets

As of December 31 the gross and net amounts of acquired intangible assets were as follows:

	2004	2003
Goodwill:
Beginning of the year	$83,199	$152,383
Acquired goodwill	35,596	25,691
Reduction for disposition	—	(75,619)
Variable interest entity consolidation	27,654	—
Reduction on change in estimate	(1,898)	—
Goodwill charges	—	(10,012)
Foreign currency translation	1,943	(9,244)
Balance end of the year	$146,494	$83,199
Intangibles:
Trademarks (indefinite lived)	$17,780	$—
Customer relationships—gross	$28,857	$—
Less accumulated amortization	(2,773)	—
Customer relationships—net	$26,084	$—
Other intangibles—gross	$3,781	$—
Less accumulated amortization	(372)	—
Other intangibles—net	$3,409	$—
Total intangible assets	$50,418	—
Less accumulated amortization	(3,145)	—
Total intangible assets—net	$47,273	$—

In accordance with the Company’s accounting policy, a review of the carrying value to fair market value of goodwill and intangible assets was performed. As a result of this review, in 2003, the Company recorded an impairment charge related to goodwill in the Secure Products International Group of $10,012.

The weighted average amortization periods for customer relationships and other intangible assets are 6 years and 7 years, respectively and 6 years in total. The amortization expense of amortizable intangible assets for the year ended December 31, 2004, was $3,145 (2003—$0; 2002—$0) before tax and the estimated amortization expense for the five succeeding years before tax, per year is:

Year	Amortization
2005	$6,183
2006	$6,183
2007	$5,540
2008	$5,513
2009	$4,804

11.   Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and minority interests and cumulative effect of a change in accounting policy, by taxing jurisdiction for the years ended December 31, were:

	2004	2003	2002
Income:
US	$1,102	$3,777	$36,564
Non- U.S	7,963	15,274	91,009
	$9,065	$19,051	$127,573

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2004	2003	2002
Current tax provision:
US federal	$(18)	$903	$(1,625)
U.S state and local	655	122	(287)
Non- US	2,318	115	2,963
	2,955	1,140	1,051
Deferred tax provision (benefit):
US federal	(1,642)	(601)	4,176
US state and local	(262)	(74)	208
Non- US	(808)	5,305	19,737
	(2,712)	4,630	24,121
Income tax provision (benefit)	$243	$5,770	$25,172

A reconciliation of income tax expense (benefit) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense (benefit) for the years ended December 31, is as follows:

	2004	2003	2002
Income (loss) from continuing operations before income taxes, equity in affiliates and minority interest and cumulative effect of a change in accounting policy	$9,065	$19,051	$127,573
Statutory income tax rate	36.12%	36.62%	38.62%
Tax expense (benefit) using statutory income tax rate	3,274	6,976	49,269
Other taxes	2,164	(130)	485
Non-deductible goodwill charges	—	3,666	—
Non-deductible stock-based compensation	3,129	259	—
Other non-deductible expense	590	163	168
Change to valuation allowance on items affecting taxable income	2,322	3,595	668
Non-taxable income and gains	(8,115)	(6,998)	(24,755)
Minority interests	(3,178)	(2,033)	(1,425)
Change in enacted tax rates	324	—	—
Other, net	(267)	272	762
Income tax expense	$243	$5,770	$25,172
Effective income tax rate	2.7%	30.3%	19.7%

Income taxes receivable were $535 and $825 at December 31, 2004 and 2003, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $357 and $112 at December 31, 2004 and 2003, respectively, and were included in accrued and other liabilities on the balance sheet.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2004	2003
Deferred tax assets:
Capital assets and other	$1,435	$1,958
Net operating loss carry forwards	33,719	27,068
Goodwill amortization	3,963	6,153
Interest deductibility	5,248	3,697
Restructuring charge	—	554
Share issue costs	486	853
Capital loss carry forwards	3,300	327
Accounting reserves	11,616	6,408
Gross deferred tax asset	59,767	47,018
Less: valuation allowance	(42,555)	(31,283)
Net deferred tax assets	17,212	15,735
Deferred tax liabilities:
Capital assets and other	(3,345)	(2,843)
Deferred finance charges	(46)	(286)
Goodwill amortization	(1,792)	(1,043)
Total deferred tax liabilities	(5,183)	(4,172)
Net deferred tax asset	$12,029	$11,563
Disclosed as:
Deferred tax assets	$12,883	$11,563
Deferred tax liabilities	854	—
	$12,029	$11,563

The Company has US federal net operating loss carry forwards of $13,311 and non-US net operating loss carry forwards of $71,408 that expire in years 2005 through 2024, and indefinite loss carry forwards of $8,266. The Company has tax benefits from net operating loss carry forwards for state taxing jurisdictions of approximately $2,341.

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2004, 2003, and 2002 was $8,939, $3,866, and $1,430, respectively.

Deferred taxes are not provided for temporary differences representing earnings of non-Canadian subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

12.   Discontinued Operations

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s UK based marketing communications business, a wholly owned subsidiary Mr. Smith Agency, Ltd. (formerly known as Interfocus Networks Limited). The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith and remaining sale of assets was substantially complete by the end of the first quarter of 2005. No significant one-time termination benefits were incurred or are expected to be incurred. No further significant other charges are expected to be incurred.

Included in discontinued operations in the Company’s consolidated statement of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2004	2003	2002
Revenue	$3,733	$6,733	$7,353
Operating loss	$(6,060)	$(1,521)	$(15,848)
Gain (loss) on disposal of net assets	$145	$14	$—
Interest expense and other	$20	$59	$10
Income taxes (recovery)	$—	$(232)	$—
Minority interest recovery	$—	$63	$460
Net loss from discontinued operations	$(5,935)	$(1,271)	$(15,398)

With the exception of a tax benefit received in 2003, the effective tax rate reconciles to the statutory rate through the recording of a valuation allowance.

As of December 31, the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

	2004	2003
Assets held for sale:
Cash and cash equivalents	$405	$595
Receivables and other current assets	217	3,366
Expenditures billable to clients	—	1,464
Fixed assets	—	1,105
Total assets	$622	$6,530
Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$867	$4,567
Advance billings, net	—	2,082
	$867	$6,649

13.   Comprehensive Income

Total comprehensive income and its components for the years ended December 31, were:

	2004	2003	2002
Net income (loss) for the year	$(2,157)	$12,431	$34,509
Unrealized gain on marketable securities, net of tax	—	2,640	—
Reclassification adjustment for realized loss on marketable securities	—	(2,640)	—
Foreign currency cumulative translation adjustment	5,548	(11,215)	5,240
Comprehensive income for the year	$3,391	$1,216	$39,749

14.   Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s long-term indebtedness was comprised as follows:

	2004	2003
Bank debt(a)	$6,026	$—
MDC revolving credit facility(a)	46,000	—
Maxxcom credit facility(a)(b)	—	30,718
Adjustable rate exchangeable securities(c)	—	30,318
Maxxcom subordinated debenture(a)	—	39,849
Convertible Notes(d)	—	37,794
Note payable and other bank loans(e)	79	4,249
	52,105	142,928
Obligations under capital leases(f)	7,459	7,214
	59,564	150,142
Less: bank debt	6,026	—
Less: current portion	3,218	16,378
	$50,320	$133,764

Interest expense related to long-term debt for the years ended December 31, 2004, 2003 and 2002 was $6,411, $13,731 and $18,787, respectively.

(a)   MDC Revolving Credit Facility

On June 10, 2004, MDC Partners Inc. entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to C$25.0 million ($18.7 million) originally maturing in May of 2005, it was extinguished and replaced in September 2004. The facility was available for general corporate purposes including acquisitions, however, it could not be used to repay existing debt or to provide financial assistance to businesses securing such debt. This facility bore interest at variable rates based upon LIBOR, Canadian bank prime or US bank base rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans were calculated by adding between 175 to 275 basis points to the LIBOR and Bankers Acceptance based interest rate loans and between 75 to 175 basis points to all other loan interest rates. The provisions of the facility contained various covenants pertaining to debt to EBITDA (earnings before interest taxes, depreciation and amortization) ratios, debt to capitalization ratio, and the maintenance of certain interest coverage and minimum shareholders’ equity levels. The facility was secured by a pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company’s Secure Products International operating segment and “KBP”.

On September 22, 2004, MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100 million (including swing-line advances of up to $10 million) maturing in September 2007 (the “Credit Agreement”). This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 275 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 125 basis points on to all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company’s Secure Products International operating segment and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications operating segment, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at December 31, 2004. At December 31, 2004, the aggregate amount of swing line advances, plus outstanding checks (disclosed as “Bank debt” in Current Liabilities on the balance sheet) was $6,026, and the unused portion of the total facility was $45,117.

This Credit Agreement is available for general corporate purposes, including acquisitions. Funds from this facility were initially used to repay in full and cancel the Maxxcom credit facility maturing September 30, 2004, the Maxxcom subordinated debenture maturing September 2005, the MDC Partners revolving credit facility entered into in June 2004 and maturing May 2005, and certain subsidiaries’ current bank loans.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. This component, reflected as bank debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 6.4% and 9.2% as of December 31, 2004 and 2003, respectively.

On December 22, 2004, and again on March 14, 2005, the Company amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its interim and annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants.  These amendments were necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility. The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility.

On April 1, 2005, the Company amended its Credit Facility in order to finance the Zyman Group acquisition. See Note 21.

As at December 31, 2004, $3,752 (2003—$8,318) of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

(b)   Maxxcom Credit Facility

During the second quarter of 2004, the Company reached agreements with its senior credit lenders to amend the terms of the credit facility of its subsidiary, Maxxcom Inc., to eliminate the scheduled quarterly borrowing reductions after March 31, 2004 and to change the facility’s maturity date from March 31, 2005 to September 30, 2004. As a result of this amendment, the Company was not required to make a debt repayment in the second quarter of $5.2 million (C$7.0 million). This credit facility has been fully extinguished. (See also Note 16—Gain on Sale of Assets and Settlement of Long-term Debt, and Note 21—Subsequent Events.)

(c)   Exchangeable Securities

On December 8, 2003, the Company issued $26,344 (C$34,155) of adjustable rate exchangeable securities due December 31, 2028 for cash proceeds of $24,450 (C$31,700). Based on the performance of Custom Direct Income Fund (the “Fund”) for the period ended December 31, 2003, the Company was entitled to exchange its shares of Custom Direct, Inc. for units of the Fund.

In February 2004, the Company sold its remaining 20% interest in the Fund through the exchange of its interest in the Fund for the settlement of the adjustable rate exchangeable securities. (See Note 16)

(d)   Convertible Notes

The 7% convertible notes were convertible at the option of the holder into Class A subordinate voting shares at a rate of 49.261 Class A subordinate voting shares per one thousand Canadian dollars of notes. The 7% convertible notes were redeemable by the Company at par. The Company had the option to satisfy the obligation to repay the principal amount of the notes on redemption or at maturity in freely tradable Class A subordinate voting shares. The notes were unsecured and ranked subordinate to all other indebtedness.

On May 5, 2004, the Company settled in full the 7% Convertible Notes with $34,919 from issuance of 2,582,027 Class A subordinate voting shares.

(e)   Other

Other long-term debt at December 31, 2004 relates to two bank loans borrowed by a subsidiary. Included in long-term debt of $4,249, as at December 31, 2003, were bank loans of a subsidiary. These loans were repaid in 2004 with drawings under the Company’s September 22, 2004 credit facility.

(f)   Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2005	$3,626
2006	2,022
2007	1,241
2008	1,113
2009	200
2010 and thereafter	183
8,385
Less: imputed interest	926
7,459
Less: current portion	3,200
$4,259

15.   Share Capital

The authorized share capital of the Company is as follows:

(a)   Authorized Share Capital

Class A Shares

An unlimited number, subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B shares, convertible at the option of the holder into one Class B share for each Class A share after the occurrence of certain events related to an offer to purchase all Class B shares.

Class B Shares

An unlimited number, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share.

Preference Shares

An unlimited number, non-voting, issuable in series.

The Company has not paid dividends on any class of shares during the three years ended December 31, 2004.

(b)   2004 Share Capital Transactions

During the year ended December 31, 2004, the Company acquired and cancelled, pursuant to a normal course issuer bid, 1,070,000 Class A subordinate voting shares for $12,476. The premium paid on the repurchase of the Class A subordinate voting shares, in the amount of $3,757, was charged to retained earnings.

During the third quarter, the Company issued 90,164 Class A subordinate voting shares for nil proceeds as additional consideration related to the maintenance of the market value of the same securities issued as purchase consideration for an acquisition completed in the first quarter of 2004. Including these 90,164 shares, 1,243,753 Class A subordinate voting shares were issued during 2004 as purchase consideration for acquisitions.

On May 5, 2004, the Company settled in full the $34,919 (C$48,000) of 7% Convertible Notes with the issuance of 2,582,027 Class A subordinate voting shares.

On March 17, 2004, the Company completed a private placement issuing 120,919 shares at an average price of $11.65 per share and issued 120,919 warrants with exercise prices ranging from C$15.72 to C$19.13 and expiring in March 2009. The Company undertook the private placement as a means to provide the Company’s Board of Directors, Board of Advisors and potential Board members the ability to increase their share holdings in the Company in order to further align their interests with those of the Company. As a result of the offering, a stock-based compensation charge in the amount of $1.0 million was taken in the first quarter to account for the fair value of the benefits conveyed to the recipients of the awards on the granting of warrants and the issuing of shares at a price less than the trading value on the day of issuance.

On February 26, 2004 the Company’s then controlling shareholder, Miles S. Nadal  (the Company’s Chairman and Chief Executive Officer) gave formal notice to the Company’s Board of Directors that he had initiated the process to effect conversion of 100% of his Class B multiple voting shares into Class A subordinate voting shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed during the first quarter of 2004. Mr. Nadal’s equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the Class B shares and carry 20 votes per share, in addition to 3,400,351 Class A subordinate voting shares, which carry one vote per share. After the conversion, both Mr. Nadal’s equity interest and voting interest in the Company were approximately 20.2%, or 3,848,319 Class A subordinate voting shares.

(c)   2003 Share Capital Transactions

During the year ended December 31, 2003, the Company acquired and cancelled 1,274,816 Class A subordinate voting shares for $13,662. The premium paid on the repurchase of the Class A subordinate voting shares, in the amount of $5,531, was charged to retained earnings. Also during 2003, the Company issued 2,720,409 Class A subordinate voting shares as purchase consideration for acquisitions in the current and prior years.

(d)   Employee Share Option Incentive Plan

The Company has an employee share option incentive plan, which currently may grant up to 1,890,786 options to employees, officers, directors and consultants of the Company. All the options granted are for a term of five years from the date of the grant and vest 20% on the date of grant and a further 20% on each anniversary date. In addition, the Company granted 534,960 options, on the privatization of Maxxcom, with a term of no more than 10 years from initial date of grant by Maxxcom and vest 20% in each of the first two years with the balance vesting on the third anniversary of the initial grant.

Information related to share option transactions over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance, December 31, 2001	1,857,845	$7.46	1,314,736	$7.33
Granted	812,000	3.47
Expired and cancelled	(420,217)	5.76
Balance, December 31, 2002	2,249,628	6.45	1,353,344	7.63
Granted	614,000	5.94
Granted on privatization of Maxxcom	534,960	6.24
Exercised	(458,987)	6.35
Expired and cancelled	(872,873)	9.46
Balance, December 31, 2003	2,066,728	6.60	870,979	7.82
Granted	169,052	11.01
Exercised	(241,755)	9.32
Expired and cancelled	(119,410)	12.08
Balance, December 31, 2004	1,874,615	$6.78	977,900	$6.65

Share options outstanding as at December 31, 2004 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share
$ 3.21 – $ 4.50	744,474	2.8	$4.45	428,754	$4.43
$ 4.51 – $ 6.50	499,902	3.3	$6.04	196,030	$6.04
$ 6.51 – $ 9.00	237,883	5.5	$7.43	175,101	$7.38
$ 9.01 – $12.70	383,645	3.3	$11.39	173,115	$11.20
$16.60 – $46.95	8,711	4.6	$29.20	4,900	$38.94

(e)   Share Appreciation Rights

During 2003, the Compensation Committee of the Board of Directors approved a stock appreciation rights compensation program for senior officers and directors of the Company. Stock appreciation rights have a term of four years and vest one-third on each anniversary date. During the year ended December 31, 2003, 1,650,479 stock appreciation rights were granted with rights prices ranging from $3.85 to $7.71 with an average price of $5.76. In 2003, the Company recorded compensation expense of $4,102 with respect to stock appreciation rights.

During the second quarter of 2004, the Company amended its share appreciation rights  (“SAR”) plan to amend the method of settlement from cash exclusively to cash or equity settlement at the option of the Company. The amendment caused the existing SAR awards to be modified, triggering a remeasurement date for accounting purposes. The modification is accounted for as a settlement of the old awards through the issuance of new awards. As a result, the Company measured the settlement value of the SARs immediately prior to the modification date and adjusted the previously accumulated amortized expense and liability based on the revised calculation. The settlement value of $6,142 was reclassed from accounts payable and accrued liabilities to additional paid-in capital. The Company then measured the fair value of the equity settleable SAR awards using the Black-Scholes option pricing model on the date of modification. The excess of the fair value calculated using the Black-Scholes option pricing model over the settlement value of $5,046 will be accounted for as additional compensation expense over the remaining vesting period of the SAR awards.

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Excercisable
	Weighted Average Number Outstanding	Weighted Average Price per share	Number Outstanding	Price Per Share
Balance at December 31, 2002	—	—	—	—
Granted	1,650,479	$5.33
Balance at December 31, 2003	1,650,479	5.33	—	—
Granted	295,000	10.85
Exercised	(5,000)	3.57
Balance at December 31, 2004	1,940,479	$7.02	548,493	$6.21

SAR’s outstanding as at December 31, 2004 are summarized as follows:

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share
$ 4.00 – $ 6.05	855,000	2.1	$4.38	285,000	$4.38
$ 6.06 – $ 8.50	795,479	2.6	$8.19	263,493	$8.19
$ 8.51 – $12.00	280,000	3.5	$11.56	—	—
$12.01 – $13.05	10,000	3.2	$13.31	—	—

(f)   Restricted Stock Units

During the year ended December 31, 2004, the Company issued 50,000 restricted stock units of which 16,500 vest on each of the first and second anniversary dates with the remaining 17,000 vesting on September 6, 2007.

(g)   Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

Warrants outstanding as at December 31, 2004 are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share
$10.90 – $12.50	257,146	1.5	$10.92	257,146	$10.92
$12.51 – $13.00	345,180	4.1	$12.82	270,094	$12.87
$13.01 – $14.50	163,640	4.2	$13.24	106,300	$13.08
$14.51 – $16.30	254,706	4.2	$15.59	14,619	$15.92

During the year ended December 31, 2003, the Company issued 507,146 warrants with a weighted average exercise price of $10.61 and terms of three to five years. These warrants were issued as compensation to a lender and to an advisor.

During the year ended December 31, 2004, the Company issued 736,186 warrants with a weighted average exercise price of $13.56 and a term of five years. Of these warrants, 240,173 were issued as acquisition consideration and 496,013 (including 120,919 issued on the private placement) were issued as compensation for services and treated as such for accounting purposes.

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share
Balance, December 31, 2001	200,000	$9.42	200,000	$9.42
Expired and cancelled	(200,000)	9.42	—	—
Balance, December 31, 2002	—	—	—	—
Granted	250,000	11.92	—	—
Granted on privatization of Maxxcom	257,146	9.34	—	—
Balance December 31, 2003	507,146	11.01	507,146	11.01
Granted	736,186	13.55
Expired and cancelled	(222,660)	14.04
Balance, December 31, 2004	1,020,672	$13.10	648,159	$12.20

The Company has reserved a total of 4,605,052 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2004 there were 161,763 shares available for future option grants.

16.   Gain on Sale of Assets and Settlement of Long-term Debt

The gain on sale of assets and settlement of long-term debt for the years ended December 31 were as follows:

	2004	2003	2002
CDI Transactions(a):
Loss on settlement of exchangeable debentures	$(9,569)	$—	$—
Fair value adjustment on embedded derivative	3,974	(3,974)	—
Gain on sale of equity interests in Custom Direct, Inc.	21,906	51,030	—
Loss on settlement of long-term debt(b)	(1,274)	(4,908)	—
Gain (loss) on sale of assets(c)	(193)	1,644	108,985
Unrealized financial derivative gain(d)	—	—	4,437
	$14,844	$43,792	$113,422

(a)           In February 2004, the Company sold its remaining 20% interest in Custom Direct Income Fund (the “Fund”) through the exchange of its interest in the Fund for the settlement of the adjustable rate exchangeable debentures issued on December 1, 2003 with a face value of $26,344. Based on the performance of the Fund for the period ended December 31, 2003, the Company was entitled to exchange its shares of Custom Direct, Inc. (“CDI”) for units of the Fund. On February 13, 2004, the adjustable rate exchangeable debentures were exchanged for units of the Fund in full settlement of the adjustable rate exchangeable debentures.

At the date of settlement, the fair value of the CDI units for which the debentures were exchangeable was $33,991, which exceeded the issue price of the debentures by $7,647. The total loss on settlement of the exchangeable debenture of $9,569 includes $1,922 in respect of the write off of unamortized deferred financing costs.

The embedded derivative within the exchangeable debentures had a fair value of nil at the date of issuance and an unrealized loss of $3,974 as at December 31, 2003. From January 1, 2004 to the date of settlement, the accrued loss on the derivative increased by $3,673 to a total of $7,647 at the date of settlement. The resulting fair value adjustment of $3,974 in 2004 represents the increase to the accrued loss net of the amount realized on settlement.

The fair value of the units of the Fund on February 13, 2004 received by the Company exceeded the Company’s equity carrying value of the 20% interest in Custom Direct, Inc., of $12,085, accordingly the Company recognized a gain on the sale of the CDI equity of $21,906. In the second quarter of 2003, the Company completed an Initial Public Offering (“IPO”) of the Fund and sold 80% of its interest in CDI to the Fund for cash and units of the Fund representing an 18.9% interest. Such units were sold in July 2003 for cash consideration equivalent to the IPO price per share. The net gain on asset dispositions includes charges for incentive payments to management, including management of divested subsidiaries, in the amount of $10,737.

As described in Note 14, during the third quarter of 2004, the Company repaid the Maxxcom credit facility, Maxxcom subordinated debentures and certain other bank borrowings. The loss on settlement principally represents the write off of unamortized deferred financing costs.

(b)          On June 30, 2003, the Company completed the repurchase of the remaining 10.5% senior subordinated Notes for 103.5% of the face value of the Notes, resulting in a loss on redemption of $4,908, including the write-off of $1,672 of unamortized deferred financing costs.

(c)           During 2002, the Company disposed of its remaining interest in Davis + Henderson, A.E. McKenzie Co. Inc., The House of Questa Limited, Spectron Security Print Pty Ltd., Ashton-Potter Packaging and Cybersight Acquisition Co., Inc. for aggregate gross proceeds of approximately $189,000. The net gain on asset dispositions includes charges for incentive payments to management, including management of divested subsidiaries, in the amount of $1,239.

(d)          Prior to 2003, the Company used interest rate and cross currency swaps to hedge a portion of its debt obligations and future interest payments. The Company had not designated these derivative instruments as hedging transactions. The Company did not enter into derivative contracts for trading purposes. As at December 31, 2002 all such derivative instruments had been terminated.

17.   Segmented Information

Marketing Communications services, through the Company’s network of entrepreneurial firms, include advertising and media, customer relationship management, and marketing services. These firms provide communications services to similar type clients on a global, national and regional basis. The businesses, which are evaluated as a group, have similar cost structures and are subject to the same general economic and competitive risks.

Secure Products International operations provide security products and services in three primary areas: electronic transaction products such as credit, debit, telephone and smart cards; secure ticketing products such as airline, transit and event tickets; and stamps, both postal and excise. As these businesses have similar types of clients, cost structure, risks and long-term financial results, these operations are evaluated as a group.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in these notes to the consolidated financial statements, except as where indicated.

Many of the Company’s marketing communications businesses have significant other equity holders and, in some cases, the Company operates the entity in a fashion similar to a joint venture with these other equity holders. The Company’s segment managers oversee the entities as active managers regardless of the Company’s ownership interest. Within the marketing communications industry, the monitoring of operating costs, such as salary and related costs, relative to revenues, among other things, are key performance indicators. Consequently, the Company’s segment managers review, and analyze these elements of the entities rather than being solely focused on return from any one specific investment.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Year Ended December 31, 2004:

	Marketing Communications	Secure Products International	Corporate & Other	Total
Revenue	$247,073	$69,739	$—	$316,812
Operating Expenses:
Cost of services sold*	160,703	—	—	160,703
Cost of products sold	—	42,301	—	42,301
Office and general expense**	49,675	23,457	26,804	99,936
Other charges (recoveries)	(343)	—	(2,350)	(2,693)
Depreciation and amortization	10,018	3,489	236	13,743
	220,053	69,247	24,690	313,990
Operating Profit (Loss)	$27,020	$492	$(24,690)	2,822
Other Income (Expense):
Gain on sale of assets and settlement of long-term debt				14,844
Foreign exchange loss				(498)
Interest expense, net				(8,103)
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest				9,065
Income Taxes				243
Income from Continuing Operations Before Equity in Affiliates and Minority Interests				8,822
Equity in Affiliates				3,651
Minority Interests in Income of Consolidated Subsidiaries				(8,695)
Income from Continuing Operations				3,778
Loss on discontinued operations				(5,935)
Net Income (Loss)				$(2,157)
Capital expenditures	$8,232	$7,242	$78	$15,552
Goodwill and intangibles	$193,708	$59	—	$193,767
Total assets	$379,342	$46,267	$12,246	$437,855

*Includes stock-based compensation	$339	$—	$—	$339
**Includes stock-based compensation	$—	$—	$8,049	$8,049

Year Ended December 31, 2003:

	Marketing Communications	Secure Products International	Corporate & Other	Total
Revenue	$164,850	$113,927	$—	$278,777
Operating Expenses:
Cost of services sold*	112,312	—	—	112,312
Cost of products sold	—	56,654	—	56,654
Office and general expenses**	29,005	45,006	13,826	87,837
Other charges	—	—	1,333	1,333
Depreciation and amortization	5,008	3,062	415	8,485
Write-down of fixed assets	—	8,126	—	8,126
Goodwill charges	—	10,012	—	10,012
	146,325	122,860	15,574	284,759
Operating Profit (Loss)	$18,525	$(8,933)	$(15,574)	(5,982)
Other Income (Expense):
Gain on sale of assets				43,792
Foreign exchange loss				(2,023)
Interest expense, net				(16,736)
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest				19,051
Income Taxes (Recovery)				5,770
Income from Continuing Operations Before Equity in Affiliates and Minority Interests				13,281
Equity in Affiliates				4,929
Minority Interests in Income of Consolidated Subsidiaries				(4,508)
Income from Continuing Operations				13,702
Loss on Discontinued Operations				(1,271)
Net Income				$12,431
Capital expenditures	$4,783	$11,728	$3	$16,514
Goodwill and intangibles	$83,144	$55	—	$83,199
Total assets	$200,606	$51,103	$69,830	$321,539

*Includes stock-based compensation	$330	$—	$—	$330
**Includes stock-based compensation	$—	$—	$5,852	$5,852

Year Ended December 31, 2002:

	Marketing Communications	Secure Products International	Corporate & Other	Total
Revenue	$144,944	$212,998	$5,777	$363,719
Operating Expenses:
Cost of services sold	102,380	—	—	102,380
Cost of products sold	—	98,304	3,255	101,559
Office and general expenses	24,581	77,139	6,998	108,718
Other charges	—	5,097	—	5,097
Depreciation and amortization	5,093	5,556	573	11,222
Write-down of fixed assets	576	2,815	—	3,391
	132,630	188,911	10,826	332,367
Operating Profit (Loss)	$12,314	$24,087	$(5,049)	31,352
Other Income (Expense):
Gain on sale of assets and settlement of long-term debt				113,422
Foreign exchange gain				4,380
Interest expense, net				(21,581)
Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				127,573
Income Taxes (Recovery)				25,172
Income from Continuing Operations Before Equity in Affiliates and Minority Interests				102,401
Equity in Affiliates				2,142
Minority Interests in Income of Consolidated Subsidiaries				(6,720)
Income from Continuing Operations				97,823
Loss on discontinued operations				(15,398)
Cumulative effect of a change in accounting policy				(47,916)
Net Income				$34,509
Capital expenditures	$2,745	$4,160	$96	$7,001
Goodwill and intangibles	$56,945	$95,438	—	$152,383
Total assets	$190,554	$148,650	$10,473	$349,677

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, for the years ended December 31, is set forth in the following table.

	United States	Canada	Australia & the United Kingdom	Total
Revenue
2004	$215,941	$78,893	$21,978	$316,812
2003	175,313	83,233	20,231	278,777
2002	215,070	127,933	20,716	363,719

During the year ended December 31, 2004, service revenues provided to the Marketing Communications segment’s customer, International Business Machine Corporation (“IBM”), represented approximately 10% of the Company’s total consolidated revenues.

A summary of the Company’s long-lived assets, comprised of fixed assets, net, as at December 31, is set forth in the following table.

	United States	Canada	Australia & the United Kingdom	Total
Long-lived Assets
2004	$29,662	$20,316	$5,387	$55,365
2003	15,546	17,861	4,263	37,670
2002	18,293	21,515	3,297	43,105

18.   Related Party Transactions

(a)           The Company incurred fees totaling $2,805 (2003—$8,006, 2002—$2,435) to companies controlled by its Chairman, President and Chief Executive Officer of the Company in respect of services rendered pursuant to a management services agreement which provides for a minimum annual fee of C$950 through November 2007.

(b)          In 2000 the Company agreed to provide to its Chairman, President and Chief Executive Officer (“CEO”) Miles S. Nadal a bonus of C$10 million ($8.3 million) in the event that the average market price of the Company’s Class A subordinate voting shares is C$30 ($25) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,820 ($5,674) and C$3,000 ($2,495), respectively, as at December 31, 2004, both of which have been fully provided for in the Company’s accounts.

(c)           In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of the Company for $470. All of these purchases were made at identical prices (i.e., C$.20/share). In 2003, the Company and the CEO exchanged their shares in Trapeze for non-voting shares.

In 2002, 2003 and 2004, the Company’s CEO advanced an aggregate amount equal to $171 (C$205) to Trapeze, and such loans were secured by Trapeze’s assets. In 2004, Trapeze repaid $108 (C$130) of the amounts owed to the Company’s CEO. In February 2005, the Company’s CEO provided Trapeze with a $203 (C$250) line of credit. The line of credit accrues interest at annual interest rate equal to

15%. At March 21, 2005, Trapeze had borrowed $41 (C$50) under this line of credit. In addition, in 2004 and 2003, Trapeze paid $20 and $18, respectively, in fees for accounting and other services to an entity affiliated with the Company’s CEO.

(d)          The Company also incurred fees totaling $276, $252 and $223 in 2004, 2003 and 2002, respectively, to a company controlled by a director of the Company in respect of services provided related to the monetization of Custom Direct Inc. and Davis + Henderson.

(e)           A subsidiary of the Company charged fees of $59 and $21 in 2004 and 2003, respectively, to a trust of which an officer of the Company is a trustee.

19.   Commitments, Contingencies and Guarantees

Litigation.   During the year ended December 31, 2004 the Company revised its estimate regarding a probable loss associated with certain legal claims and recorded a recovery of $2,350. Management’s best estimate of the range of exposure is now nil.

Deferred Acquisition Consideration.   In addition to the consideration paid by the Company in respect of certain of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration of approximately $360 would be expected to be owing in 2005 and $2,245 in 2006, of which approximately $5 and $702, respectively, could be payable in shares of the Company at the Company’s discretion.

Put Options.   Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2005 to 2013. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

The Company has not received any notices to exercise such rights that are not currently reflected on the Company’s balance sheet.

Guarantees.   In connection with certain dispositions of assets and/or businesses in 2001 and 2003, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relate to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

In connection with the sale of the Company’s investment in CDI, the amounts of indemnification guarantees were limited to the total sale price of approximately $84 million. For the remainder, the Company’s potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

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

For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of the Company’s investment in CDI, the Company has estimated the fair value of its liability, which was insignificant, and included such amount in the determination of the gain or loss on the sale of the business.

Leases.   The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $14,045 for 2004, $10,968 for 2003 and $11,348 for 2002, which was reduced by sublease income of $921 in 2004, $898 in 2003 and $607 in 2002. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases, some of which provide for rental adjustments due to increased property taxes and operating costs for 2005 and thereafter, are as follows:

Period	Amount
2005	$15,007
2006	13,234
2007	10,783
2008	10,260
2009	9,431
2010 and thereafter	17,065
$75,780

20.   New Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

In November 2003, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 established additional disclosure requirements for each category of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), investments in a loss position. Effective for years ended after December 15, 2003, the adoption of this EITF requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date for which an other-than-temporary impairment has not been recognized. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. In October 2004, the EITF temporarily delayed the effective date of the recognition and measurement provisions of EITF 03-01 until such time as a proposed FASB Staff Position provides guidance on the application of those provisions. The effective provisions of this consensus do not have a material impact on the Company’s consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists.

EITF 04-1 is effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004. The adoption of EITF 04-1 did not have an impact on the Company’s consolidated results of operation or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43 , Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Prospective application of this statement is required beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”. Effective for years and interim periods ended after June 15, 2005, the adoption of this SFAS (“SFAS 123R”) requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123. Due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

21.   Subsequent Events

Amendments to the Credit Facility

On December 22, 2004, and again on March 14, 2005, the Company amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its interim and annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants. These amendments were necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility. The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility. See Note 14(a).

In order to finance the Zyman Group acquisition, as described below, the Company entered into an additional amendment to its Credit Facility on April 1, 2005. This most recent amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Agreement from $100 million to $150 million, (ii) permission to consummate the Acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes that the Company will be in compliance with covenants through December 31, 2005.

On March 31, 2005, the Company received a limited waiver from the lenders under its Credit Facility, pursuant to which the lenders agreed to give the Company until April 15, 2005 to deliver its financial statements for the quarter and year ended December 31, 2004.

Zyman Group Acquisition

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for a purchase price equal to $52.4 million in cash plus the issuance of and 1,139,975 class A shares of the Company valued at approximately $11.4 million. In addition, the Company may be required to pay up to an additional $12 million to the sellers if Zyman Group achieves specified financial targets for fiscal years 2005 and/or 2006. As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

In connection with the Zyman Group acquisition, the Company, Zyman Group and the other unitholders of Zyman Group entered into a new Limited Liability Company Agreement (the “LLC Agreement”). The LLC Agreement sets forth certain economic, governance and liquidity rights with respect to Zyman Group. Zyman Group will initially have seven managers, four of which were appointed by the Company. Pursuant to the LLC Agreement, the Company will have the right to purchase, and may have an obligation to purchase, additional membership units of Zyman Group from the other members of Zyman Group, in each case, upon the occurrence of certain events during certain specified time periods.

22.   Canadian GAAP Reconciliation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) which differ in certain respects from generally accepted accounting principles in Canada.

Effective January 1, 2004 under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company’s financial statements for the interim and annual periods through fiscal 2005.

During the third quarter of fiscal 2003, the Company changed its reporting currency from Canadian dollars to US dollars. The change in reporting currency had no impact on the measurement of earnings under Canadian GAAP.

The reconciliation from US to Canadian GAAP, of the Company’s results of operations for the years ended December 31, 2004, 2003 and 2002, the Company’s financial position as at December 31, 2004 and 2003 are set out below:

Convertible Notes

Under US GAAP, the convertible Notes are classified entirely as debt. Accordingly, interest expense is recorded based upon the effective interest rate associated with the underlying debt.

Under Canadian GAAP, in accordance with EIC 71, “Financial Instruments that May be Settled at the Issuer’s Option in Cash or its Own Equity Instruments,” the Company has classified the convertible

Notes as equity as the Company has the ability and intent to satisfy the obligation on redemption or maturity in freely tradeable Class A shares. Under Canadian GAAP, the Company has recorded an amount in long-term and current debt representing the present value of the future interest payments owing on the convertible debt. The interest in respect of the convertible debt is recorded as a credit on account of the equity portion of the compound financial instrument such that the equity component is accreted to the face of the convertible debt upon maturity.

This difference results in a reclassification on the balance sheet between long-term debt and equity, and a reduction in the interest expense for the amount of the accretion that is not expensed for Canadian GAAP purposes.

Convertible Notes—2004 Adjustments

During the quarter ended June 30, 2004, the Notes were converted to equity. Therefore, the adjustments reflected in 2004 pertain only to the interest adjustment up to the date of conversion and the accumulated reclassification from retained earnings to share capital.

Proportionate Consolidation of Affiliates

Under US GAAP, the Company has joint control of a joint venture that is required to be accounted for using the equity method. Under Canadian GAAP, this joint venture is accounted for using the proportionate consolidation method whereby the Company consolidates on a line-by-line basis their interest in the financial position and results of operations and cash flows of the joint venture.

Stock-based Compensation—2004 Adjustment

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

Exchangeable Debentures

Under Canadian GAAP, EIC 117 “FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities,” prohibits the bifurcation of the embedded derivative in the exchangeable debentures. In addition under EIC 56, “Exchangeable Debentures” until such time as the exchange right is no longer contingent upon future events, no adjustment to the carrying value of the debentures is necessary. In February 2004, the debentures became exchangeable for CDI units and at that time the carrying value of the debenture was required to be increased by $7,647 to reflect the underlying market value of the CDI units, for which the debentures are exchangeable, with a corresponding change to earnings.

Under US GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debenture and such amount cannot be deferred. This results in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in the first quarter of 2004 of $3,673 immediately prior to settlement.

As a result of this difference, under Canadian GAAP, the resulting loss on the settlement of the exchangeable securities in the year ended December 31, 2004 is lower than that reported under US GAAP by $3,974, the amount of the change in fair value of the embedded derivative recognized in the prior period.

Goodwill Charge

Historically, under US GAAP, the Company expensed as incurred certain costs related to existing plant closures where production was shifted to acquired facilities. Historically, under Canadian GAAP, the expenditures were accrued as part of the business acquired and allocated to goodwill. Accordingly the timing of the recognition of such costs in the statement of operations is different under Canadian GAAP. The resulting gain on sale of such assets in the year ended December 31, 2004 is lower under Canadian GAAP than under US GAAP by $2,780.

In 2002 under US GAAP, the transitional impairment charge incurred on adoption of SFAS No. 142 is recorded through the statement of operations as a cumulative effect of a change in accounting policy. Impairment charges related to discontinued operations are included in the loss on discontinued operations. Under Canadian GAAP, the transitional impairment charge was charged to opening retained earnings.

Foreign Exchange

Under US GAAP and Canadian GAAP, foreign currency translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity. Under US GAAP, such adjustments remain in this separate component of consolidated equity until sale or until complete, or substantially complete, liquidation of the net investment, including the intercompany balances of a long term investment nature, that generated the adjustment. However, under Canadian GAAP, an appropriate portion of the foreign currency translation adjustments accumulated in the separate component of consolidated equity is included in the determination of net income when there is any reduction in the related net investment resulting in a loss for Canadian GAAP purposes of $5,186 for the years ended December 31, 2004.

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

New Accounting Pronouncements under Canadian GAAP

Consolidation of Variable Interest Entities

In September 2004, the CICA revised Accounting Guideline (“AcG-15”), “Consolidation of Variable Interest Entities” (VIEs) to be substantially consistent with FIN 46R. AcG-15 is effective for interim or annual periods beginning on or after November 1, 2004. The Company early adopted AcG-15 for Canadian GAAP purposes effective January 1, 2004. See Note 9 of the consolidated financial statements for the impact the effective provisions of the equivalent US GAAP requirements, FIN 46R, had on the Company’s consolidated financial statements.

Asset Retirement Obligations

Effective January 1, 2004, the Company retroactively adopted the new CICA Handbook Section 3110, “Asset Retirement Obligations,” which establishes standards for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement costs. This section applies to legal obligations associated with the retirement of tangible long-lived assets that results from their acquisition, lease, construction, development or normal operation. This standard is effective on a retroactive basis with restatement of prior periods. The adoption of this standard did not have any impact on the consolidated financial statements.

Generally Accepted Accounting Principles

In July 2003, the CICA issued Handbook Section 1100, “Generally Accepted Accounting Principles.” This section establishes standards for financial reporting in accordance with Canadian GAAP. It describes what constitutes Canadian GAAP and its sources. This section also provides guidance on sources to consult when selecting accounting policies and determining appropriate disclosures when the primary sources of Canadian GAAP are silent. This standard is effective January 1, 2004. The adoption of this standard did not have any impact on the consolidated financial statements.

Revenue Recognition

In December 2003, the Emerging Issues Committee released EIC-141, “Revenue Recognition,” and EIC-142, “Revenue Arrangements with Multiple Deliverables,” which are effective on a prospective basis for 2004. EIC-141 incorporates the principles and guidance under SEC Staff Accounting Bulletin 101and EIC-142 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The adoption of these standards did not have any impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Financial Instruments

In January 2005, the CICA issued Section 3855, “Financial Instruments—Recognition and Measurement,” Section 1530, “Comprehensive Income,” and Section 3865, “Hedges.” The new standards will be effective for interim and annual financial statements commencing in 2007. Earlier adoption effective January 1, 2005 is permitted. Most significantly for the Company, the new standards will require presentation of a separate statement of comprehensive income. Foreign exchange gains and losses on the translation of the financial statements of self-sustaining subsidiaries previously recorded in a separate section of shareholders’ equity will be presented in comprehensive income. The Company has not yet determined the impact of these standards on the consolidated financial statements prepared in accordance with Canadian GAAP.

Year Ended December 31, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$247,073	$—	$—	$23,383	$270,456
Products	69,739	—	—	—	69,739
	316,812	—	—	23,383	340,195
Operating Expenses:
Cost of services sold	160,703	—	—	12,524	173,227
Cost of products sold	42,301	—	—	—	42,301
Office and general expenses	99,936	(2,050)	—	3,554	101,440
Other charges (recoveries)	(2,693)	—	—	—	(2,693)
Depreciation and amortization	13,743	—	—	526	14,269
	313,990	(2,050)	—	16,604	328,544
Operating Profit	2,822	2,050	—	6,779	11,651
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	14,844	—	(6,754)	—	8,090
Foreign exchange loss	(498)	(5,186)	—	—	(5,684)
Interest expense	(8,788)	718	—	(364)	(8,434)
Interest income	685	—	—	21	706
	6,243	(4,468)	(6,754)	(343)	(5,322)
Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	9,065	(2,418)	(6,754)	6,436	6,329
Income Taxes	243	—	—	2,389	2,632
Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	8,822	(2,418)	(6,754)	4,047	3,697
Equity in Affiliates	3,651	—	—	(4,047)	(396)
Minority Interests in Income of Consolidated Subsidiaries	(8,695)	—	—	—	(8,695)
Income (Loss) from Continuing Operations	3,778	(2,418)	(6,754)	—	(5,394)
Loss on discontinued operations	(5,935)	—	—	—	(5,935)
Net Income (Loss)	$(2,157)	$(2,418)	$(6,754)	$—	$(11,329)
Earnings (Loss) Per Common Share
Basic
Continuing Operations	$0.18				$(0.29)
Discontinued Operations	(0.28)				(0.27)
Net Income (Loss)	$(0.10)				$(0.56)
Diluted
Continued Operations	$0.17				$(0.29)
Discontinued Operations	(0.26)				(0.27)
Net Income (Loss)	$(0.09)				$(0.56)

Year Ended December 31, 2003

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$164,850	$—	$—	$19,426	$184,276
Products	113,927	—	—	—	113,927
	278,777	—	—	19,426	298,203
Operating Expenses:
Cost of services sold	112,312	—	—	10,155	122,467
Cost of products sold	56,654	—	—	—	56,654
Office and general expenses	87,837	—	—	3,708	91,545
Other charges	1,333	—	—	—	1,333
Depreciation and amortization	8,485	741	—	396	9,622
Write-down fixed assets	8,126	—	—	—	8,126
Goodwill charges	10,012	—	—	—	10,012
	284,759	741	—	14,259	299,759
Operating Profit (Loss)	(5,982)	(741)	—	5,167	(1,556)
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	43,792	—	(7,147)	89	36,734
Foreign exchange loss	(2,023)	—	—	—	(2,023)
Interest expense	(17,673)	1,692	—	(327)	(16,308)
Interest income	937	—	—	35	972
	25,033	1,692	(7,147)	(203)	19,375
Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	19,051	951	(7,147)	4,964	17,819
Income Taxes	5,770	319	—	1,885	7,974
Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	13,281	632	(7,147)	3,079	9,845
Equity in Affiliates	4,929	—	—	(3,079)	1,850
Minority Interests in Income of Consolidated Subsidiaries	(4,508)	—	—	—	(4,508)
Income (Loss) from Continuing Operations	13,702	632	(7,147)	—	7,187
Loss on discontinued operations	(1,271)	—	—	—	(1,271)
Net Income (Loss)	$12,431	$632	$(7,147)	$—	$5,916
Earnings (Loss) Per Common Share:
Basic
Continuing Operations	$0.77				$0.34
Discontinued Operations	(0.07)				(0.07)
Net Income	$0.70				$0.27
Diluted
Continuing Operations	$0.70				$0.33
Discontinued Operations	(0.05)				(0.07)
Net Income	$0.65				$0.26

Year Ended December 31, 2002

(thousands of United States dollars)

	US GAAP	Other	Embedded Derivative & Goodwill Charges	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$144,944	$—	$—	$16,119	$161,063
Products	218,775	—	—	—	218,775
	363,719	—	—	16,119	379,838
Operating Expenses:
Cost of services sold	102,380	—	—	9,190	111,570
Cost of products sold	101,559	—	—	—	101,559
Office and general expenses	108,718	(134)	—	2,885	111,469
Other charges	5,097	—	—	—	5,097
Depreciation and amortization	11,222	1,658	—	394	13,274
Write-down of fixed assets	3,391	—	—	—	3,391
	332,367	1,524	—	12,469	346,360
Operating Profit (Loss)	31,352	(1,524)	—	3,650	33,478
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	113,422	(3,209)	(4,437)	—	105,776
Foreign exchange gain	4,380	—	—	—	4,380
Interest expense	(22,104)	1,918	—	(261)	(20,447)
Interest income	523	—	—	28	551
	96,221	(1,291)	(4,437)	(233)	90,260
Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	127,573	(2,815)	(4,437)	3,417	123,738
Income Taxes	25,172	(2,751)	(1,775)	1,275	21,921
Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	102,401	(64)	(2,662)	2,142	101,817
Equity in Affiliates	2,142	—	—	(2,142)	—
Minority Interests in Income of Consolidated Subsidiaries	(6,720)	—	—	—	(6,720)
Income (Loss) from Continuing Operations	97,823	(64)	(2,662)	—	95,097
Income (Loss) on Discontinued Operations	(15,398)	—	14,561	—	(837)
Cumulative effect of a change in accounting policy	(47,916)	—	47,916	—	—
Net Income (Loss)	$34,509	$(64)	$59,815	$—	$94,260
Earnings (Loss) Per Common Share
Basic
Continuing Operations	$5.78				$5.56
Discontinued Operations	(0.91)				(0.05)
Cumulative effect of a change in accounting policy	(2.83)				(0.00)
Net Income	$2.04				$5.51
Diluted
Continuing Operations	$3.87				$3.73
Discontinued Operations	(0.60)				(0.04)
Cumulative effect of a change in accounting policy	(1.87)				(0.00)
Net Income	$1.40				$3.69

As at December 31, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$22,673	$—	$1,978	$24,651
Accounts receivable, net	111,399	—	1,928	113,327
Expenditures billable to clients	8,296	—	299	8,595
Inventories	10,792	—	—	10,792
Prepaid expenses and other current assets	3,849	—	52	3,901
Total Current Assets	157,009	—	4,257	161,266
Fixed Assets, net	55,365	—	4,101	59,466
Investment in Affiliates	10,771	—	(8,289)	2,482
Goodwill	146,494	—	5,876	152,370
Intangibles	47,273	—	779	48,052
Deferred Tax Assets	12,883	—	21	12,904
Assets Held for Sale	622	—	—	622
Other Assets	7,438	—	106	7,544
Total Assets	$437,855	$—	$6,851	$444,706
LIABILITES AND SHARHOLDERS’ EQUITY
Current Liabilities
Bank indebtedness	$6,026	$—	$—	$6,026
Accounts payable	77,425	—	1,467	78,892
Accruals and other liabilities	94,639	—	60	94,699
Advance billings	9,798	—	1,011	10,809
Current portion of long-term debt	3,218	—	125	3,343
Deferred acquisition consideration	1,775	—	—	1,775
Total Current Liabilities	192,881	—	2,663	195,544
		—	—	—
Long-Term Debt	50,320	—	4,136	54,456
Liabilities Related to Assets Held for Sale	867	—	—	867
Other Liabilities	4,857	—	52	4,909
Deferred Tax Liabilities	854	—	—	854
Total Liabilities	249,779	—	6,851	256,630
Minority Interests	45,052	—	—	45,052
Shareholders’ Equity
Share capital	164,065	1,296	—	165,361
Share capital to be issued	3,909	—	—	3,909
Additional paid-in capital	17,113	(2,050)	—	15,063
Retained earnings (deficit)	(45,083)	(4,432)	—	(49,515)
Accumulated other comprehensive income (loss)	3,020	5,186	—	8,206
Total Shareholders’ Equity	143,024	—	—	143,024
Total Liabilities and Shareholders’ Equity	$437,855	$—	$6,851	$444,706

As at December 31, 2003

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative	Proportionate Consolidation of Affiliate	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$65,334	$—	$—	$5,671	$71,005
Accounts receivable, net	56,485	—	—	11,095	67,580
Expenditures billable to clients	5,689	—	—	3,183	8,872
Inventories	7,735	—	—	—	7,735
Prepaid expenses	3,784	—	—	134	3,918
Other current assets	92	—	—	46	138
Total Current Assets	139,119	—	—	20,129	159,248
Fixed Assets, net	37,670	—	—	5,839	43,509
Investment in Affiliates	34,362	—	2,943	(22,159)	15,146
Goodwill	83,199	—	—	18,580	101,779
Deferred Tax Benefits	11,563	—	—	—	11,563
Assets Held for Sale	6,530	—	—	—	6,530
Other Assets	9,096	—	—	19	9,115
Total Assets	$321,539	$—	$2,943	$22,408	$346,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$35,180	$—	$—	$6,331	$41,511
Accruals and other liabilities	32,949	—	—	10,579	43,528
Advance billings	13,649	—	—	573	14,222
Current portion of long-term debt	16,378	2,160	—	108	18,646
Deferred acquisition consideration	1,113	—	—	—	1,113
Total Current Liabilities	99,269	2,160	—	17,591	119,020
Long-Term Debt	95,970	—	(3,974)	3,950	95,946
Convertible Notes	37,794	(33,011)	—	—	4,783
Liabilities Related to Assets Held for Sale	6,649	—	—	—	6,649
Other Liabilities	516	—	—	867	1,383
Total Liabilities	240,198	(30,851)	(3,974)	22,408	227,781
Minority Interests	2,432	—	—	—	2,432
Shareholders’ Equity
Share capital	115,996	1,296	—	—	117,292
Additional paid-in capital	4,610	30,851	—	—	35,461
Retained earnings (deficit)	(39,169)	(1,346)	6,804	—	(33,711)
Accumulated other comprehensive income (loss)	(2,528)	50	113	—	(2,365)
Total Shareholders’ Equity	78,909	30,851	6,917	—	116,677
Total Liabilities and Shareholders’ Equity	$321,539	$—	$2,943	$22,408	$346,890

Year Ended December 31, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative	Proportionate Consolidation of Affiliates	Canadian GAAP
Operating Activities
Net income (loss)	$(2,157)	$(2,418)	$(6,754)	$—	$(11,329)
Loss from discontinued operations	(5,935)	—	—	—	(5,935)
Income (loss) from continuing operations	3,778	(2,418)	(6,754)	—	(5,394)
Adjustments for non-cash items:
Stock-based compensation	8,388	(2,050)	—	—	6,338
Depreciation and amortization	13,743	—	—	526	14,269
Amortization and write-off of deferred finance charges	6,212	—	—	—	6,212
Deferred income taxes	(2,712)	—	—	2,265	(447)
Foreign exchange	498	5,186	—	—	5,684
Gain on sale of assets	(18,741)	—	6,754	—	(11,987)
Earnings of non consolidated affiliates	(3,651)	—	—	4,047	396
Minority interest and other	(3,234)	—	—	—	(3,234)
Changes in non-cash working capital	20,221		—	(3,107)	17,114
	24,502	718	—	3,731	28,951
Investing activities
Capital expenditures	(15,552)	—	—	(938)	(16,490)
Acquisitions, net of cash	(17,569)	—	—	377	(17,192)
Distributions from non consolidated affiliates	6,828	—	—	(6,650)	178
Other assets, net	(1,363)	—	—	(93)	(1,456)
	(27,656)	—	—	(7,304)	(34,960)
Financing activities
Increase in bank indebtedness	6,026	—	—	—	6,026
Proceeds from issuance of long-term debt	63,405	—	—	—	63,405
Repayment of long-term debt	(94,961)	(718)	—	(107)	(95,786)
Issuance of share capital	3,639	—	—	—	3,639
Purchase of share capital	(12,476)	—	—	—	(12,476)
	(34,367)	(718)	—	(107)	(35,192)
Foreign exchange effect on cash and cash equivalents	(898)	—	—	—	(898)
Effect of discontinued operations	(4,242)			—	(4,242)
Net decrease in cash and cash equivalents	(42,661)	—	—	(3,680)	(46,341)
Cash and cash equivalents beginning of period	65,334	—	—	5,671	71,005
Cash and cash equivalents end of period	$22,673	$—	$—	$1,991	$24,664

Year Ended December 31, 2003

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative	Proportionate Consolidation of Affiliate	Canadian GAAP
Operating Activities
Net income	$12,431	$632	$(7,147)	$—	$5,916
Loss from discontinued operations	(1,271)	—	—	—	(1,271)
Income (loss) from continuing operations	13,702	632	(7,147)	—	7,187
Adjustments for non-cash items
Stock-based compensation	6,182	—	—	—	6,182
Depreciation and amortization	8,485	741	—	396	9,622
Amortization and write-off of deferred finance charges	3,897	—	—	—	3,897
Non-cash interest	4,557	—	—	—	4,557
Deferred income taxes	4,630	319	—	1,663	6,612
Foreign exchange gain	2,023	—	—	—	2,023
Gain on sale of assets	(43,792)	—	7,147	(89)	(36,734)
Write-down of fixed assets and other assets	8,126	—	—	—	8,126
Goodwill charges	10,012	—	—	—	10,012
Earnings of non consolidated affiliates	(4,929)	—	—	3,079	(1,850)
Minority interest and other	(1,164)	—	—	—	(1,164)
Changes in non-cash working capital	1,319	—	—	(2,049)	(730)
	13,048	1,692	—	3,000	17,740
Investing activities
Capital expenditures, net	(16,514)	—	—	(1,712)	(18,226)
Proceeds of dispositions	115,184	—	—	—	115,184
Acquisitions, net of cash	(26,744)	—	—	—	(26,744)
Distributions from non consolidated affiliates	3,993	—	—	(1,710)	2,283
Other assets, net	4,560	—	—	(19)	4,541
	80,479	—	—	(3,441)	77,038
Financing activities
Proceeds on issuance of long-term debt	37,472	—	—	—	37,472
Repayment of long-term debt	(88,970)	(1,692)	—	(99)	(90,761)
Issuance of share capital	3,031	—	—	—	3,031
Purchase of share capital	(13,662)	—	—	—	(13,662)
	(62,129)	(1,692)	—	(99)	(63,920)
Foreign exchange effect on cash and cash equivalents	5,536	—	—	—	5,536
Effect of discontinued operations	(922)	—	—	—	(922)
Increase in cash and cash equivalents	36,012	—	—	(540)	35,472
Cash and cash equivalents beginning of period	29,322	—	—	6,211	35,533
Cash and cash equivalents end of period	$65,334	$—	$—	$5,671	$71,005

Year Ended December 31, 2002

(thousands of United States dollars)

	US GAAP	Other	Embedded Derivative and Goodwill Changes	Proportionate Consideration of Affiliates	Canadian GAAP
Operating Activities
Net income	$34,509	$(64)	$59,815	$—	$94,260
Loss from discontinued operations	(15,398)	—	14,561	—	(837)
Cumulative effect of change in accounting policy	(47,916)	—	47,916	—	—
Income (loss) from continuing operations	97,823	(64)	(2,662)	—	95,097
Depreciation and amortization	11,222	1,322	—	394	12,938
Amortization and write-off of deferred finance charges	2,428	—	—	—	2,428
Non-cash interest	3,368	—	—	—	3,368
Deferred income taxes	24,121	(2,751)	(1,775)	1,275	20,870
Foreign exchange gain	(4,380)	—	—	—	(4,380)
Gain on sale of assets	(113,422)	3,209	4,437	—	(105,776)
Write-down of fixed assets	3,391	—	—	—	3,391
Earnings of non consolidated affiliates	(2,142)	—	—	2,142	—
Minority interest and other	(3,214)	—	—	—	(3,214)
Changes in non-cash working capital	(3,391)			5,172	1,781
	15,804	1,716	—	8,983	26,503
Investing activities
Capital expenditures	(7,001)	—	—	(253)	(7,254)
Proceeds of dispositions	173,682	—	—	—	173,682
Acquisitions, net of cash	(12,380)	—	—	—	(12,380)
Distributions from non consolidated affiliates	4,228	—	—	(4,228)	—
Other assets, net	(1,505)	(134)	—	—	(1,639)
	157,024	(134)	—	(4,481)	152,409
Financing activities
Proceeds on issuance of long-term debt	5,955	—	—	—	5,955
Repayment of long-term debt	(186,821)	(1,582)	—	(70)	(188,473)
	(180,866)	(1,582)	—	(70)	(182,518)
Foreign exchange effect on cash and cash equivalents	5,914	—	—	—	5,914
Effect of discontinued operations	(1,831)	—	—	—	(1,831)
Increase (decrease) in cash and cash equivalents	(3,955)	—	—	4,432	477
Cash and cash equivalents beginning of period	33,277	—	—	1,779	35,056
Cash and cash equivalents end of period	$29,322	$—	$—	$6,211	$35,533

MDC Partners Inc. and Subsidiaries

Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2004 and 2003, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue—Services:
2004	50,336	57,488	62,108	77,141
2003	36,547	40,988	40,766	46,549
Revenue—Products:
2004	18,037	17,233	20,039	14,430
2003	43,314	33,084	19,214	18,315
Cost of services sold:
2004	37,779	35,801	41,210	45,913
2003	24,866	27,251	28,146	32,049
Cost of products sold:
2004	11,175	10,386	12,433	8,307
2003	18,507	14,932	12,509	10,706
Income (loss) from continuing operations:
2004	9,865	3,152	(1,473)	(7,766)
2003	1,002	17,965	2,201	(7,466)
Net income (loss):
2004	8,465	932	(2,874)	(8,680)
2003	212	17,637	2,280	(7,698)
Earnings (loss) per common share:
Basic
Continuing operations:
2004	0.52	0.14	(0.07)	(0.35)
2003	0.06	1.06	0.12	(0.39)
Net income:
2004	0.45	0.04	(0.13)	(0.39)
2003	0.01	1.04	0.12	(0.41)
Diluted
Continuing operations:
2004	0.47	0.13	(0.07)	(0.35)
2003	0.05	0.82	0.11	(0.39)
Net income:
2004	0.41	0.04	(0.13)	(0.39)
2003	0.01	0.81	0.12	(0.41)

The above revenue, cost of services sold and cost of products sold have primarily been affected by both acquisitions and divestitures.

Income (loss) from continuing operations and net income (loss) have been affected as follows:

•       2003 second quarter affected by a gain on sale of assets of $44,625 offset by fixed asset and goodwill impairment charges of $8,126 and $10,012, respectively,

•       2003 third quarter affected by gain on sale of assets and other of $2,861,

•       2003 fourth quarter affected by loss on the settlement of debt of $5,352,

•       2004 first quarter affected by a gain on sale of assets of $16,322,

•       2004 third quarter affected by a recovery of charges of $2,350 and a loss on settlement of debt of $1,291.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Executive Vice President & Vice Chairman (Vice Chairman), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our Vice Chairman and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and taking into account the changes, improvements and additional work described below, our CEO and Vice Chairman have concluded that as of December 31, 2004, our disclosure controls and procedures were adequate to provide reasonable assurance that recording, processing, summarizing and reporting of information required to be included in our SEC reports occurred.

In connection with the preparation of the Company’s Form 10-Q for the quarter ending September 30, 2004 and as detailed in that report, the Company identified deficiencies in its disclosure controls and procedures, including material weaknesses in its internal control over financial reporting, and concluded that, as of September 30, 2004, our disclosure controls and procedures were not effective. To address these deficiencies, we subsequently:

•       Expanded supervisory activities and monitoring procedures of our financial reporting processes and personnel involved in such processes;

•       Adopted a formal set of Disclosure Controls & Procedures;

•       Formed a management Disclosure Committee; and

•       Implemented other corrective actions described below under “Changes in Internal Control Over Financial Reporting”.

As described in more detail below, the Company has also concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2004. Accordingly, the Company has performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP. These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures subsequent to December 31, 2004, to ensure that its processes were sufficient to provide reasonable assurance that the financial statements were fairly presented in all material respects.

Based on these changes, improvements and significant additional work, management believes that, as of December 31, 2004, our disclosure controls and procedures were adequate to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known by others to our CEO and Vice Chairman; that there are no material inaccuracies or omissions of material fact in this annual report; and that, to the best of their knowledge, the financial statements contained in this annual report are fairly presented in all material respects.

Status of Management’s Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls, and an opinion as to the effectiveness of these controls from our independent registered public accountants, to be included in the Company’s 2004 Form 10-K. We have dedicated significant resources, including management time and effort, and incurred substantial costs in connection with our ongoing assessment of our internal control over financial reporting. However, management has not yet completed its assessment of our internal control over financial reporting for the period ended December 31, 2004, and cannot provide assurance as to when this assessment will be complete. The principal reason that management has not finished this assessment is the scope of this task in view of the Company’s decentralized structure and thirty-two operating subsidiaries. In addition, the completion of this assessment has been delayed because many of the same personnel and other resources involved in this assessment have had to perform the additional work necessary to compensate for the material weaknesses in our internal control over financial reporting so that we could reach a point where we have reasonable assurance as to the accuracy, in all material respects, of our financial statements and other financial reporting in this annual report.

Although management has not yet been able to complete its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, the extent of this assessment performed to date indicates the existence of material weaknesses and, therefore, under applicable rules, management is not be able to conclude that the Company’s internal control over financial reporting is effective.

In light of restatements of the Company’s previously issued financial statements, as described in Note 2 to the Company’s interim condensed consolidated financial statements as filed in the Company’s amended report on Form 10-Q for the quarter ended June 30, 2004, the Company’s inability to file its 2004 Form 10-K in a timely manner as described in our filing on Form 12b-25/A, and the findings to date of management’s ongoing assessment of the Company’s internal control over financial reporting, management has concluded that there are material weaknesses in the design and operation of our internal control over financial reporting. These weaknesses adversely affect the Company’s ability to record, process, summarize and report financial data and, by themselves or in combination, result in a more-than-remote likelihood that a material misstatement in our financial statements or other financial reporting will not be prevented or detected by our employees in the normal course of performing their assigned functions. These material weaknesses existed as of and prior to December 31, 2004. The Company’s material weaknesses in internal control over financial reporting as of December 31, 2004, included the following:

•       The amount of Company resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions. This lack of resources contributed to the delay in filing financial statements timely. The Company was unable to timely prepare comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions, such as transactions relating to accounting for equity investments and variable interest entity accounting, stock based compensation, foreign exchange transactions and translations, and deferred financing fees. Consequently, management believes that the Company has inadequate procedures and oversight for appropriately assessing and applying accounting principles for non-routine or complex transactions.

•       The Company did not maintain effective controls over the timing of revenue recognition and the classification of related balance sheet accounts. At certain of the Company’s subsidiaries, revenue recognition determinations with respect to SAB 104 and EITF 00-21 were incorrectly applied and not sufficiently complete to support conclusions that the revenues were recorded in the appropriate periods.

•       The Company did not maintain effective controls over the selection, application and monitoring of its accounting policies related to leasing transactions. Specifically, the Company’s controls over its selection, application and monitoring of its accounting policies relating to the effect of lessee involvement in asset construction, lease incentives, rent holidays and leasehold amortization periods were ineffective to ensure that such transactions were accounted for in conformity with GAAP; and

•       The Company did not maintain effective controls over documentation to evidence the authorization of certain previously approved transactions.

Despite the ongoing dedication of significant resources to remediate these material weaknesses, we have determined that a significant amount of additional work will be required to remediate these material weaknesses in our internal control over financial reporting and cannot assure that these material weaknesses will be fully remediated in the near term.

Although we have identified these material weaknesses in the course of our assessment of our internal control over financial reporting, our assessment has also found that the accounting errors that gave rise to the restatement reported in our amended report on Form 10-Q for the quarter ended June 30, 2004 were not the result of any fraud or intentional misconduct or concealment on the part of the Company, its officers or its employees.

During the course of our ongoing assessment of our internal control over financial reporting, management may identify additional material weaknesses and other deficiencies with our internal control over financial reporting. In addition, our independent registered public accounting firm may not be able to express an opinion on management’s report on our internal control over financial reporting when that report is complete. If our independent registered public accounting firm does express such an opinion, we expect that it will be an adverse opinion in view of the material weaknesses that we have already identified and any additional material weaknesses identified in the course of our ongoing assessment.

The Company intends to file an amendment to this Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and (ii) revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, once we have completed our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We currently are designing and implementing improved controls to address the material weaknesses described above in our control environment. Since September 30, 2004, the Company has taken (and, in certain cases, is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address the material weaknesses identified above:

•       The Company has hired a Chief Accounting Officer (effective April 1, 2005) with US GAAP expertise and additional personnel, and are actively pursuing appropriate additional personnel with US GAAP expertise in its accounting and finance functions, at both the Company’s operating subsidiaries and corporate head office,;

•       We have developed, distributed and begun to communicate and implement comprehensive accounting policies in a number of areas, including revenue recognition;

•       We have developed and are continuing to refine procedures for ensuring appropriate documentation of significant transactions and application of accounting standards to ensure compliance with US GAAP; and

•       We are improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management’s accounting entries and significant transactions.

The Company believes that these steps, once successfully completed, should remediate the identified material weaknesses in control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter or subsequently that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

Not Applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2005 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2004, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners’ as of April 11, 2005 are:

Name	Age	Office
Miles S. Nadal(1)	47	Chairman of the Board, President and Chief Executive Officer
Steven Berns	41	Vice Chairman, Executive Vice President
Stephen Pustil(1)	61	Vice Chairman of the Board President, Secure Products International Group
Charles K. Porter	60	Chief Strategist
Walter Campbell	43	Chief Financial Officer, Secure Products International Group
Robert E. Dickson	46	Managing Director
Mitchell S. Gendel	39	General Counsel & Corporate Secretary
Glenn W. Gibson	46	Senior Vice President, Finance
Graham L. Rosenberg	41	Managing Director
Michael Sabatino	41	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	40	Managing Director

(1)   Also a director

There is no family relationship among any of the executive officers.

Mr. Nadal was the founder of MDC and has held the positions of Chairman of the Board and Chief Executive Officer of MDC since 1986. Mr. Nadal is active in supporting various business and community organizations including Mount Sinai Hospital, Junior Achievement of Canada, The Young Presidents Association and the Schulich School of Business.

Mr. Berns joined MDC Partners in September 2004 as Vice Chairman and Executive Vice President. Prior to joining MDC Partners, he served as Treasurer and Senior Vice President at The Interpublic Group of Companies, Inc., an organization of advertising agencies and marketing services companies, from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996.

Mr. Pustil has been a director of MDC since 1992, and Vice Chairman of the board of MDC since 1992. Mr. Pustil is President of Penwest Development Corporation Ltd.—a real estate development and construction firm that he established in 1972. Mr. Pustil is a chartered accountant and serves on the Board of Mount Sinai Hospital.

Mr. Campbell has been Chief Financial Officer of the Secure Products International Group since April 1, 2005. Prior to that, he was Chief Financial Officer of MDC Partners since January 1, 2004. Prior to this position, he served as Senior Vice President at MDC Partners from April 1, 1999.

Mr. Dickson has been a Managing Director of the Company since September 2003. Mr. Dickson joined Maxxcom Inc., a subsidiary of MDC Partners, in November 2000 as Executive Vice President, Corporate Development. He is responsible for corporate development for the MDC and its operating companies. Prior to joining Maxxcom, Mr. Dickson was a partner of Fraser Milner Casgrain, a Canadian business law firm, where he practiced law for 17 years. Mr. Dickson is a trustee of H&R Real Estate Investment Trust.

Mr. Gendel joined MDC Partners in November 2004 as General Counsel and Corporate Secretary. Prior to joining MDC Partners, he served as Vice President and Assistant General Counsel at The Interpublic Group of Companies, Inc. from December 1999 until September 2004.

Mr. Gibson has been a Senior Vice President, Finance of the Company since July 2003. Mr. Gibson joined Maxxcom Inc., a subsidiary of MDC Partners, in July 2000 as Executive Vice President and Chief Financial Officer. Prior to joining Maxxcom, Mr. Gibson served as Senior Vice President and Chief Financial Officer of Queensway Financial Holdings Limited, a TSX-listed company with operations in Canada and the United States, and ten years as Corporate Controller of the Singer Company, a NYSE-listed company with global operations.

Mr. Porter has been the Chief Strategist of the Company since September of 2003. He is responsible for identifying future agency partnerships as well as strategic assistance for MDC and its operating companies. Mr. Porter is also the chairman of Crispin Porter + Bogusky, one of the top creative shops in the country. Mr. Porter served as a creative director and partner of Crispin Porter + Bogusky. Crispin Porter + Bogusky joined Maxxcom Inc., a subsidiary of MDC Partners, in January 2001.

Mr. Rosenberg joined MDC in October 2002 as Executive Vice President and has been a Managing Director of the Company since July 2003. He is responsible for the corporate development of MDC and its operating companies. Prior to that, Mr. Rosenberg served as Executive Vice President of Maxxcom Inc., a subsidiary of MDC Partners, which he joined in November 2001. Before joining Maxxcom, Mr. Rosenberg was Executive Vice President of Amadeus Capital Corporation, a privately held investment firm which he joined in July 2001, after spending eight years as a Managing Partner at Clairvest Group Inc., a publicly traded merchant bank.

Mr. Sabatino joined MDC Partners on April 1, 2005 as Senior Vice President and Chief Accounting Officer. Prior to joining MDC Partners, he was an audit partner with the accounting firm of Eisner LLP from April 2004. Prior to that, from December 2001 to March 2004, he was the Co-CFO/Senior Vice President Finance of JAKKs Pacific, Inc., a publicly-held toy company. Before that, Mr. Sabatino was an audit partner at BDO Seidman, LLP, a public accounting firm.

Mr. Swartzman has been a Managing Director of the Company since October 2004. He is responsible for corporate development and real estate for MDC and its operating companies. Mr. Swartzman served as an officer in a similar capacity for the Company from September 2002 until February 2003. Prior thereto, Mr. Swartzman joined Amadeus Capital Corporation in 2000 as Senior Vice President where he was responsible for various corporate development activities of that company and its affiliates, including serving as the Vice President, Corporate Development from February 2003 to October 2004 for First Asset Management Inc., a Toronto based asset management company. Prior thereto, he was Executive Vice President of Pet Valu International Inc., a retail chain.

Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in our Proxy Statement.

Code of Conduct

The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations.  The Code of Conduct is available free of charge on the Company’s website at http://www.mdc-partners.com, or by writing to MDC Partners Inc., 375 Hudson Street, New York, NY 10014, Attention: Investor Relations.

Item 11.                 Executive Compensation

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in our Proxy Statement, which are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to Part II—Item 5 of this Form 10-K and to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in the Company’s Proxy Statement, which are incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement, which is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Reference is made to the section captioned “Independent Public Accountants” in our Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statements Schedules

(a)   Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II—1 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2004
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
				Translation
	Balance at	Charged to	Removal of	Adjustments	Balance at
	Beginning of	Costs and	Uncollectable	increase	the End of
Description	Period	Expenses	Receivables	(decrease)	Period
Valuation accounts deducted from assets to which they apply—allowance for doubtful accounts:
December 31, 2004	$497	$780	$(99)	$343	$1,521
December 31, 2003	$709	$439	$(612)	$(39)	$497
December 31, 2002	$816	$370	$(556)	$79	$709

Schedule II—2 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2004
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
				Translation
	Balance at	Charged to		Adjustments	Balance at
	Beginning of	Costs and		Increase	the End of
Description	Period	Expenses	Other	(decrease)	Period
Valuation accounts deducted from assets to which they apply—valuation allowance for deferred income taxes:
December 31, 2004	$31,283	$8,939	$—	$2,333	$42,555
December 31, 2003	$22,799	$3,866	$—	$4,618	$31,283
December 31, 2002	$21,179	$1,430	$—	$190	$22,799

(b)   Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: April 15, 2005	By:	/s/ MILES S. NADAL
		Name:	Miles S. Nadal
		Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MILES S. NADAL	Chairman, President and Chief	April 15, 2005
(Miles S. Nadal)	Executive Officer
/s/ STEVEN BERNS	Executive Vice President and Vice Chairman	April 15, 2005
(Steven Berns)	(principal financial officer)
/s/ MICHAEL SABATINO	Senior Vice President and Chief	April 15, 2005
(Michael Sabatino)	Accounting Officer
/s/ THOMAS N. DAVIDSON	Presiding Director	April 15, 2005
(Thomas N. Davidson)
/s/ GUY P. FRENCH	Director	April 15, 2005
(Guy P. French)
/s/ RICHARD R. HYLLAND	Director	April 15, 2005
(Richard R. Hylland)
/s/ ROBERT KAMERSCHEN	Director	April 15, 2005
(Robert Kamerschen)
/s/ MICHAEL J. KIRBY	Director	April 15, 2005
(Michael J. Kirby)
/s/ STEPHEN M. PUSTIL	Vice Chairman of the Board	April 15, 2005
(Stephen M. Pustil)
/s/ FRANCOIS R. ROY	Director	April 15, 2005
(Francois R. Roy)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2004);
3.2	General By-law No. 1, dated June 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 4, 2004);
3.3	Articles of Continuance dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2004);
4.1

MDC Communications Corporation and R-M Trust Company (as Trustee) Trust Indenture dated January 7, 1997, providing for the issue of $50,000,000 7% subordinated unsecured convertible debentures due January 8, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed May 10, 2004);

4.2

MDC Corporation Inc., Custom Direct Income Fund and CIBC Mellon Company (as Trustee) Trust Indenture dated December 8, 2003, providing for the issuance of adjustable rate exchangeable securities due December 31, 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed May 10, 2004);

10.1.1

Underwriting Agreement made as of November 20, 2003 between MDC Corporation Inc., among others, and the Underwriters to issue adjustable rate exchangeable securities (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed May 10, 2004);

10.1.2

Underwriting agreement made as of July 18, 2003 between MDC Corporation Inc., among others, and the Underwriters to sell Custom Direct Income Fund Trust units (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed May 10, 2004);

10.1.3

Acquisition Agreement made as of May 15, 2003 between MDC Corporation and Custom Direct Income Fund, among others (incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-Q filed May 10, 2004);

10.1.4

Amending Agreement to the Acquisition Agreement dated May 15, 2003, made as of May 29, 2003 between MDC Corporation Inc. and Custom Direct Income Fund, among others (incorporated by reference to Exhibit 10.1.4 to the Company’s Form 10-Q filed May 10, 2004);

10.1.5

Amending Agreement made July 25, 2003 to the Underwriting Agreement made July 18, 2003 between MDC Corporation Inc, among others, and the Underwriters (incorporated by reference to Exhibit 10.1.5 to the Company’s Form 10-Q filed May 10, 2004);

10.2	Employment Agreement—Peter Lewis dated July 19, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2004);
10.2.1	Management Services Agreement between MDC Partners Inc. and Peter M. Lewis, dated May 20, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s 10-Q filed August 4, 2004);
10.3	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2004);
10.4	Employment Agreement between the Company and Graham Rosenberg, dated October 1, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed May 10, 2004);
10.5	Employment Agreement between the Company and Walter Campbell, dated May 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 10, 2004);

10.6	Management Services Agreement relating to employment of Miles Nadal, dated January 1, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 10, 2004);
10.6.1	Letter Agreement between the Company and Miles Nadal, dated April 11, 2005*;
10.7	Employment Agreement between the Company and Steven Berns, dated August 25, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed December 20, 2004);
10.8	Employment Agreement between the Company and Mitchell Gendel, dated November 17, 2004*;
10.9	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005*;
10.10.1	Amended and Restated Stock Option Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 10, 2004);
10.10.2	Stock Appreciation Rights Plan dated as of April 22, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 10, 2004);
10.11

Credit Agreement made June 10, 2004 between MDC Partners Inc, as borrower, The Toronto-Dominion Bank, as Lead Arranger, Sole Bookrunner and administration agent, and the Lenders (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q fi1ed August 4, 2004);

10.12

Credit Agreement made September 22, 2004 between MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed December 20, 2004);

10.13	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2004);
10.14	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);
10.15	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);
14.1	Code of Conduct of MDC Partners Inc. (2005)*;
21.1	Subsidiaries of Registrant*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Executive Vice President and Vice Chairman pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Executive Vice President and Vice Chairman pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

*                    Filed electronically herewith.