Form 10-K/A
period 2004-12-31
MDC PARTNERS INC
filed 2005-04-22
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

MDC Partners Inc.
375 Hudson Street, New York, NY, 10014
(212) 463-3628

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

Explanatory Note

This Amendment No. 1 to this Annual Report on Form 10-K for the year ended December 31, 2004, is being filed solely to amend Item 4 of the Form 10-K previously filed on April 18, 2005, to disclose the Company’s reliance on an exemption from NASDAQ Marketplace Rule 4350(f) relating to quorum requirements.  In 2004, the Company became a US registrant or “domestic issuer” (as defined in Rule 901 of Regulation S of the Securities Exchange Act of 1934).  Prior to that time, the Company was a foreign private issuer (as defined in Rule 901 of Regulation S of the Securities Exchange Act of 1934) and was entitled to rely upon certain exemptions from the requirements of the NASDAQ National Market (“NASDAQ”).  The Company intends to propose amendments to its by-laws in order to comply with the NASDAQ’s current quorum requirements prior to July 31, 2005.

PART I

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

NASDAQ Exemption in 2003 and 2004

For the fiscal years ended December 31, 2003 and December 31, 2004, the Company relied on an exemption from the NASDAQ quorum requirement set forth in NASDAQ Marketplace Rule 4350(f) (“Rule 4350(f)”). Rule 4350(f) requires that a quorum for shareholder meetings be not less than 33 1/3% of the outstanding shares of the quoted company’s common voting stock. Pursuant to its exemption and in lieu of Rule 4350(f), the Company instead complied with the quorum provisions set out in the Canada Business Corporations Act. Specifically, the Company’s by-laws provide that a quorum for the transaction of business at any meeting of shareholders shall be all of the shareholders or two shareholders, whichever is lesser. The Company intends to propose amendments to its by-laws to comply with the NASDAQ’s current quorum requirements prior to July 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: April 22, 2005	By:	/s/ MILES S. NADAL
Name: Miles S. Nadal
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MILES S. NADAL	Chairman, President and	April 21, 2005
(Miles S. Nadal)	Chief Executive Officer
/s/ STEVEN BERNS	Executive Vice President and	April 21, 2005
(Steven Berns)	Vice Chairman (principal financial officer)
/s/ MICHAEL SABATINO	Senior Vice President and	April 21, 2005
(Michael Sabatino)	Chief Accounting Officer
/s/ THOMAS N. DAVIDSON	Presiding Director	April 21, 2005
(Thomas N. Davidson)
/s/ GUY P. FRENCH	Director	April 21, 2005
(Guy P. French)
/s/ RICHARD R. HYLLAND	Director	April 21, 2005
(Richard R. Hylland)
/s/ ROBERT KAMERSCHEN	Director	April 21, 2005
(Robert Kamerschen)
/s/ MICHAEL J. KIRBY	Director	April 21, 2005
(Michael J. Kirby)
/s/ STEPHEN M. PUSTIL	Vice Chairman of the Board	April 21, 2005
(Stephen M. Pustil)
/s/ FRANCOIS R. ROY	Director	April 21, 2005
(François R. Roy)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2004);
3.2	General By-law No. 1, dated June 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 4, 2004);
3.3	Articles of Continuance dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2004);
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

10.2	Employment Agreement—Peter Lewis dated July 19, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2004);
10.2.1	Management Services Agreement between MDC Partners Inc. and Peter M. Lewis, dated May 20, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s 10-Q filed August 4, 2004);
10.3	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2004);
10.4	Employment Agreement between the Company and Graham Rosenberg, dated October 1, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed May 10, 2004);
10.5	Employment Agreement between the Company and Walter Campbell, dated May 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 10, 2004);
10.6	Management Services Agreement relating to employment of Miles Nadal, dated January 1, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 10, 2004);
10.6.1	Letter Agreement between the Company and Miles Nadal, dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.7	Employment Agreement between the Company and Steven Berns, dated August 25, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed December 20, 2004);

10.8	Employment Agreement between the Company and Mitchell Gendel, dated November 17, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 18, 2005);
10.9	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 18, 2005);
10.10.1	Amended and Restated Stock Option Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 10, 2004);
10.10.2	Stock Appreciation Rights Plan dated as of April 22, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 10, 2004);
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

10.13	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2004);
10.14	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);
10.15	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);
14.1	Code of Conduct of MDC Partners Inc. (2005) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 18, 2005);
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on April 18, 2005);
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Executive Vice President and Vice Chairman pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Executive Vice President and Vice Chairman pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

*       Filed electronically herewith.