Form 10-Q
period 2005-03-31
MDC PARTNERS INC
filed 2005-05-10
CIK 876883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Registrant’s telephone number, including area code:

(416) 960-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).  Yes ☒ No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☐ No ☐

The numbers of shares outstanding as of May 6, 2005 were: 23,077,846 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

Website Access to Company Reports

MDC Partners Inc.’s Internet website address is www.mdc-partners.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2005 and March 31, 2004
Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2005 and March 31, 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity and Use of Proceeds
Item 6.	Exhibits
Signatures

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue:
Services	$75,210	$50,336
Products	17,171	18,037
	92,381	68,373
Operating Expenses:
Cost of services sold (1)	47,700	36,592
Cost of products sold	10,883	11,175
Office and general expenses (2)	30,635	22,572
Depreciation and amortization	4,515	2,370
	93,733	72,709

Operating Loss	(1,352)	(4,336)

Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	57	16,322
Foreign exchange gain (loss)	180	170
Interest expense	(1,336)	(2,759)
Interest income	62	421
	(1,037)	14,154

Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	(2,389)	9,818
Income Taxes (Recovery)	(971)	197

Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	(1,418)	9,621
Equity in Earnings of Non Consolidated Affiliates	184	1,541
Minority Interests in Income of Consolidated Subsidiaries	(2,549)	(1,297)

Income (Loss) from Continuing Operations	(3,783)	9,865
Discontinued Operations	—	(1,400)

Net Income (Loss)	$(3,783)	$8,465

Earnings (Loss) Per Common Share:
Basic:
Continuing Operations	$(0.17)	$0.52
Discontinued Operations	—	(0.07)
Net Income (Loss)	$(0.17)	$0.45
Diluted:
Continuing Operations	$(0.17)	$0.47
Discontinued Operations	—	(0.06)
Net Income (Loss)	$(0.17)	$0.41

Weighted Average Number of Common Shares:
Basic	22,207,229	18,918,608
Diluted	22,207,229	22,469,320

(1)                               Includes stock-based compensation of $35 and $57, respectively in 2005 and 2004.

(2)                               Includes stock-based compensation of $957 and $6,002, respectively in 2005 and 2004.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,978	$22,673
Accounts receivable, less allowance for doubtful accounts of $1,307 and $1,521	112,969	111,399
Expenditures billable to clients	7,872	8,296
Inventories	9,633	10,792
Prepaid expenses	4,116	3,036
Other current assets	1,210	813

Total Current Assets	144,778	157,009

Fixed Assets, at cost, less accumulated depreciation and amortization of $60,402 and $58,343	54,431	55,365
Investment in Affiliates	10,580	10,771
Goodwill	146,442	146,494
Other Intangible Assets, less accumulated amortization of $4,691 and $3,145	45,724	47,273
Deferred Tax Assets	14,017	12,883
Assets Held for Sale	100	622
Other Assets	7,199	7,438

Total Assets	$423,271	$437,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank debt	$10,252	$6,026
Accounts payable	61,553	77,425
Accrued and other liabilities	48,959	58,347
Advance billings, net	50,293	46,090
Current portion of long-term debt	3,137	3,218
Deferred acquisition consideration	1,771	1,775

Total Current Liabilities	175,965	192,881

Long-Term Debt	56,964	50,320
Liabilities Related to Assets Held for Sale	653	867
Other Liabilities	4,000	4,857
Deferred Tax Liabilities	854	854

Total Liabilities	238,436	249,779

Minority Interests	45,112	45,052

Commitments, Contingencies and Guarantees (Note 12)

Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 21,937,871 shares issued in 2005 and 2004	164,064	164,064
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2005 and 2004, convertible into one Class A share	1	1
Share capital to be issued (266,856 shares in 2005 and 2004)	3,909	3,909
Additional paid-in capital	18,140	17,113
Deficit	(48,866)	(45,083)
Accumulated other comprehensive income (loss)	2,475	3,020

Total Shareholders’ Equity	139,723	143,024

Total Liabilities and Shareholders’ Equity	$423,271	$437,855

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of United States dollars)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,783)	$8,465
Loss from discontinued operations	—	(1,400)
Income (loss) from continuing operations	(3,783)	9,865
Adjustments for non-cash items :
Stock-based compensation	992	6,059
Depreciation and amortization	4,515	2,370
Amortization of deferred finance charges	216	536
Deferred income taxes	(1,134)	909
Foreign exchange	(180)	(170)
Gain on sale of assets and settlement of long-term debt	(20)	(16,322)
Earnings of non consolidated affiliates	(184)	(1,541)
Minority interest and other	(367)	(75)
Changes in non-cash working capital	(23,410)	(4,476)
Net cash used in operating activities	(23,355)	(2,845)
Cash flows from investing activities:
Capital expenditures	(2,313)	(3,034)
Acquisitions, net of cash acquired	136	3
Proceeds of dispositions	138	—
Distributions from non consolidated affiliates	457	2,157
Other assets, net	(7)	117
Net cash used in investing activities	(1,589)	(757)
Cash flows from financing activities:
Increase in bank indebtedness	4,226	—
Proceeds from issuance of long-term debt	7,169	—
Repayment of long-term debt	(564)	(2,162)
Issuance of share capital	—	2,041
Purchase of share capital	—	(1,468)
Net cash provided by (used in) financing activities	10,831	(1,589)
Effect of exchange rate changes on cash and cash equivalents	112	(1,199)
Effect of discontinued operations	306	(738)
Net decrease in cash and cash equivalents	(13,695)	(7,128)
Cash and cash equivalents at beginning of period	22,673	65,334
Cash and cash equivalents at end of period	$8,978	$58,206

Supplemental disclosures:
Income taxes paid	$324	$160
Interest paid	$843	$1,766
Non-cash consideration:
Share capital issued, or to be issued, on acquisitions	$—	$18,860
Stock-based awards issued, on acquisitions	$—	$1,827
Note receivable exchanged for shares in subsidiary	$122	$—
Settlement of debt with investment in affiliate
Reduction in exchangeable securities	$—	$(33,991)
Proceeds on sale of investment	$—	$33,991

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

1.                                      Basis of Presentation

MDC Partners Inc. (the “Company”) has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“US GAAP”) have been condensed or omitted pursuant to these rules.

The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the March 31, 2004 and December 31, 2004 reported amounts to conform them to the March 31, 2005 presentation.  Changes consisted of (i) a reclassification of $36,292 between “accrued and other liabilities” and “advance billings, net” to properly reflect the nature of the liabilities related to pre-billed media amounts and (ii) a reclassification amongst operating expenses to show cost of sales for both services and products revenue separately.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10K for the year ended December 31, 2004.

Results of operations for interim periods are not necessarily indicative of annual results.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company’s financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005.  This required disclosure for the three months ended March 31, 2005 and 2004 is set out in Note 15.

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

Concentration of Credit Risk. The Company provides marketing communications services and secure products to over 200 clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as its largest client accounted for less than 10% of the Company’s consolidated revenue for the three months ended March 31, 2005.  No client accounted for 10% or more of consolidated revenues in the comparable period in 2004.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.  Included in cash and cash equivalents at March 31, 2005 and December 31, 2004, is $4,050 and $2,836, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement.

Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock- based awards as prescribed by SFAS 123 “Accounting for Stock- Based Compensation”.  Prior to January 1, 2003, the Company elected to not apply fair value accounting to stock- based awards to employees, other than for direct awards of stock and awards settle-able in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

The Company adopted fair value accounting for stock- based awards using the prospective application transitional alternative available in SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the vesting period of the award.  When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities.  The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating profit (loss) over the service period that is the vesting period of the award.  Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating profit (loss).  The final payment amount for cash-settleable awards is established on the date of the exercise of the award by the employee.

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

The table below summarizes the quarterly pro forma effect for the three months ended March 31, 2005 and 2004 had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$(3,783)	$8,465

Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	191	376
Net income (loss), pro forma	$(3,974)	$8,089

Basic net income per share, as reported	$(0.17)	$0.45
Basic net income (loss) per share, pro forma	$(0.18)	$0.43
Diluted net income per share, as reported	$(0.17)	$0.41
Diluted net income (loss) per share, pro forma	$(0.18)	$0.39

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following periods:

	Three Months Ended March 31,
	2005	2004

Expected dividend	0.00%	0.00%
Expected volatility	40%	40%
Risk-free interest rate	3.3%	5.00%
Expected option life in years	3	5
Weighted average stock option fair value per option granted	$3.80	$5.16

3.                                      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations for the three months ended March 31:

	Three Months Ended March 31,
	2005	2004

Numerator
Numerator for basic earnings per common share - income (loss) from continuing operations	$(3,783)	$9,865
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of nil	—	637
Numerator for diluted earnings per common share - income (loss) from continuing operations plus assumed conversion	$(3,783)	$10,502
Denominator
Denominator for basic earnings per common share - weighted average common shares	22,207,229	18,918,608
Effect of dilutive securities:
Convertible Notes	—	2,377,415
Warrants	—	120,327
Employee stock options, warrants, and stock appreciation rights	—	1,052,970
Dilutive potential common shares	—	3,550,712
Denominator for diluted earnings per common share - adjusted weighted shares and assumed conversions	22,207,229	22,469,320
Basic earnings per common share from continuing operations	$(0.17)	$0.52
Diluted earnings per common share from continuing operations	$(0.17)	$0.47

The effect of the Convertible Notes in the diluted earnings per common share calculation is accounted for using the “if converted” method.  Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of 95% of the twenty day weighted average trading price of the Class A subordinate voting share on The Toronto Stock Exchange prior to conversion or period end, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Option and other rights to purchase 4,385,537 and 1,208,079 shares of common stock were outstanding during the quarters ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because either the exercise prices were greater than the average market price of the common shares and / or their effect would be antidilutive.

4.                                       Acquisitions

2004 First Quarter Acquisitions

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

Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration totaling an additional $735, based upon the achievement of certain pre-determined earnings targets.  Effective December 31, 2004, this earnings contingency was resolved and the additional consideration of $735 of which $729 is expected to be paid in the Company’s common stock, and $47 in additional transaction costs, was recorded as goodwill.  At March 31, 2005, the unsettled liability of $735 is recorded as a deferred acquisition consideration liability as the decision to settle $729 in shares was subsequent to March 31, 2005.

Accent Marketing Services

On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC (“Accent”), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%.  The Company paid $1,444 in cash, issued, (or will issue), 1,103,331 shares of the Company’s common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the announcement date), and incurred transaction costs of approximately $99. Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent at the option of the Company, based upon achievement of certain pre-determined earnings targets for the year ended March 31, 2005, as yet to be determined.  Based on current earnings levels, the additional consideration is estimated to be $2,737.  This acquisition was accounted for as a purchase and accordingly, the Company’s consolidated financial statements, which have consolidated Accent’s financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

Other Acquisitions

In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC (“CF”) in a transaction accounted for under the equity method of accounting.  Also during the quarter ended March 31, 2004, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (4.7%) and Targetcom LLC (20%), as well as several other insignificant investments.  In aggregate, the Company paid $3,489 in cash and incurred transaction costs of approximately $213. Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain pre-determined cumulative earnings targets.  Based on current earnings levels, the additional consideration is estimated to be nil.  Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

2004 Second Quarter Acquisitions

On April 14, 2004, the Company acquired a 65% ownership interest in henderson bas (“HB”) in a transaction accounted for under the purchase method of accounting.  On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. (“BMD”) in a transaction accounted for under the purchase method of accounting.  During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC (“Mono”), a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC (“Banjo”), a variable interest entity in which the Company is the primary beneficiary.  These transactions were all accounted for under the purchase method of accounting and are consolidated from the date of acquisition, with the exception of Mono, which is accounted for under the equity method.  For these acquisitions in aggregate, the Company paid $3,843 in cash and will pay a further $351 in cash in 2006, has issued warrants to purchase 90,000 shares of the Company’s common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $349.  Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after one to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration is expected to be $1,740K.  Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

2004 Third and Fourth Quarter Acquisitions

VitroRobertson

On July 27, 2004, the Company acquired a 68% ownership interest in VitroRobertson Acquisition, LLC (“VR”) in a transaction accounted for under the purchase method of accounting.  The Company paid $7,009 in cash, issued 42,767 shares of the Company’s common stock to the selling interestholders of VR (valued at approximately $473 based on the share price on the announcement date) and incurred transaction costs of approximately $122.  Under the terms of the agreement, the selling interestholders of VR could receive additional cash consideration based upon achievement of certain pre-determined earnings targets to be measured at the end of 2005.  Based on current earnings levels, additional consideration is expected to be $nil.  Such contingent consideration will be accounted for as goodwill when the contingencies are resolved.  Exclusive of the contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $7,604.

Other Acquisitions

At August 31, 2004, the Company acquired a 49.9% ownership interest in Zig Inc (“Zig”) in a transaction accounted for under the equity method of accounting.  Also during the quarter, the Company acquired further equity interest in the existing subsidiary Fletcher Martin Ewing LLC, as well as several other insignificant investments. In aggregate, the Company paid $2,462 in cash, issued 125,628 shares of the Company’s common stock to the selling interest holders (valued at approximately $1,507 based on the share price during the period on or about the date of closing and the press release) and incurred transaction costs of approximately $243. Under the terms of the Zig agreement, the selling interestholders were entitled to additional cash and share consideration totaling $624 based upon achievement of certain pre-determined earnings targets for 2004. Such contingent consideration was earned and has been accounted for as goodwill in 2004.

Proforma Information

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2004 assume that the acquisition of the operating assets of the business acquired during 2004 had occurred on January 1, 2004.  These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.  The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets and liabilities acquired.

Three Months Ended
March 31, 2004

Revenues	$75,335
Net income	8,800
Earnings per share:
Basic - net income	$0.47
Diluted - net income	$0.42

There were no acquisitions during the quarter ended March 31, 2005.  See Note 14 regarding the Company’s acquisition of the Zyman Group on April 1, 2005.

5.                                       Inventory

The components of inventory are listed below:

	March 31, 2005	December 31, 2004

Work-in-process	$4,180	$6,601
Raw materials and supplies	5,453	4,191
Total	$9,633	$10,792

6.                                      Discontinued Operations

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s former UK based marketing communications business, a wholly owned subsidiary named Mr. Smith Agency, Ltd.  (“Mr. Smith”) (formerly known as Interfocus Networks Limited).  The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith and remaining sale of assets was substantially complete by the end of the first quarter of 2005. No significant one-time termination benefits were incurred or are expected to be incurred.  No further significant other charges are expected to be incurred.

Included in discontinued operations in the Company’s consolidated statement of operations for the three months ended March 31, 2004 were the following:

Revenue	$1,622
Operating loss	1,374
Loss on disposal of net assets	11
Interest expense and other	15
Net loss from discontinued operations	$1,400

As of March 31, 2005 and December 31, 2004, the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

	March 31, 2005	December 31, 2004

Assets held for sale:
Cash and cash equivalents	$68	$405
Receivables and other current assets	32	217
Total assets	$100	$622
Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$653	$867

7.                                      Comprehensive Income (Loss)

	Three Months Ended March 31,
	2005	2004

Net income (loss) for the period	$(3,783)	$8,465
Foreign currency cumulative translation adjustment	(545)	(1,119)
Comprehensive income (loss) for the period	$(4,328)	$7,346

8.                                      Bank Debt, Long-Term Debt and Convertible Notes

Amendments to the Credit Facility

On March 14, 2005, the Company amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants. This amendment was necessary in order to avoid an event of default under the Credit Facility and to permit the Company to borrow under the Credit Facility.

On March 31, 2005, the Company received a limited waiver from the lenders under its Credit Facility, pursuant to which the lenders agreed to give the Company until April 15, 2005 to deliver its financial statements for the quarter and year ended December 31, 2004.  On April 1, 2005, the Company further amended its Credit Facility, as discussed in Note 14, "Subsequent Events."

On May 9, 2005, the Company further amended its Credit Facility, pursuant to which the lenders waived the event of default that occurred as a result of the Company's failure to comply with its total debt ratio covenant for the period ended March 31, 2005, and modified the total debt ratio covenant for June 30, 2005 and September 30, 2005, to make them less restrictive. See Note 14, “Subsequent Events”.

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

9.                                      Share Capital

During the quarter ended March 31, 2005, “Paid in capital” increased by $1,027 related to stock-based compensation that was expensed during the same period, of which $35 is included in equity in earnings of non consolidated affiliates.

10.                               Gain on Sale of Assets and Settlement of Long-Term Debt

	Three Months Ended March 31,
	2005	2004

CDI Transactions:
Gain on sale of interests in Custom Direct Inc.	$—	$21,906
Loss on settlement of exchangeable debentures	—	(9,569)
Fair value adjustment on embedded derivative	—	3,974
Gain on sale of assets	57	11
	$57	$16,322

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

11.                               Segmented Information

Marketing Communications services, provided through the Company’s network of entrepreneurial firms, include advertising and media, customer relationship management, and marketing services. These firms provide communications services to similar type clients on a global, national and regional basis. The businesses, which are evaluated as a group, have similar cost structures and are subject to the same general economic and competitive risks.

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

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements included in the annual report on Form 10K for the year ended December 31, 2004, except as where indicated.

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2005

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$75,210	$17,171	$—	$92,381

Operating Expenses:
Cost of services sold (1)	47,700	—	—	47,700
Cost of products sold	—	10,883	—	10,883
Office and general expense (1)	18,807	5,804	6,024	30,635
Depreciation and amortization	3,418	1,063	34	4,515
	69,925	17,750	6,058	93,733

Operating Profit (Loss)	$5,285	$(579)	$(6,058)	(1,352)

Other Income (Expense):
Gain on sale of assets				57
Foreign exchange gain				180
Interest expense, net				(1,274)

Loss from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				(2,389)
Income Taxes (Recovery)				(971)

Loss from Continuing Operations Before Equity in Affiliates and Minority Interests				(1,418)
Equity in Affiliates				184
Minority Interests in Income of Consolidated Subsidiaries				(2,549)

Loss from Continuing Operations				(3,783)
Loss on Discontinued Operations				—

Net Income (Loss)				$(3,783)

Capital expenditures	$1,500	$778	$35	$2,313

Goodwill and intangibles	$174,343	$59	$17,764	$192,166

Total assets	$311,327	$54,087	$57,857	$423,271

(1) Includes stock-based compensation	$35	$—	$957	$992

Three Months Ended March 31, 2004

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$50,336	$18,037	$—	$68,373

Operating Expenses:
Cost of services sold (1)	36,592	—	—	36,592
Cost of products sold	—	11,175	—	11,175
Office and general expense (1)	7,916	5,877	8,779	22,572
Depreciation and amortization	1,669	675	26	2,370
	46,177	17,727	8,805	72,709

Operating Profit (Loss)	$4,159	$310	$(8,805)	(4,336)

Other Income (Expense):
Gain on sale of assets and settlement of long-term debt				16,322
Foreign exchange gain				170
Interest expense, net				(2,338)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				9,818
Income Taxes				197

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				9,621
Equity in Earnings of Non Consolidated Affiliates				1,541
Minority Interests in Income of Consolidated Subsidiaries				(1,297)

Income from Continuing Operations				9,865
Loss on Discontinued Operations				(1,400)

Net Income				$8,465

Capital expenditures	$1,727	$1,273	$34	$3,034

Goodwill and intangibles	$110,074	$50	$15,328	$125,452

Total assets	$273,496	$44,384	$68,778	$386,658

(1) Includes stock-based compensation	$57	$—	$6,002	$6,059

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, for the three months ended March 31, is set forth in the following table.

	United States	Canada	Australia & The United Kingdom	Total
Revenue
Three Months Ended March 31,
2005	$64,369	$21,763	$6,249	$92,381
2004	$44,225	$19,530	$4,618	$68,373

12.                               Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies and upon resolution of certain outstanding conditions, additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at March 31, 2005, of approximately $2,737 would be expected to be owing in 2005 all of which will be payable in shares of the Company.

See Note 14 for a description of additional deferred acquisition consideration that may be payable in connection with the Company’s acquisition of the Zyman Group on April 1, 2005.

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

In connection with the sale of the Company’s investment in CDI, the amounts of indemnification guarantees were limited to the total sale price of approximately $84,000. For the remainder, the Company’s potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

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

13.                               New Accounting Pronouncements

Adopted in the Reported Periods

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

Effective in Future Periods

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

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”.  On April 14, 2005, the SEC amended the effective date such that the standard is effective no later than the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS (“SFAS 123R”) requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method.  In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123.  Although the Company is still evaluating the impact, due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.  This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required beginning January 1, 2006.  The Company does not expect its financial statements to be significantly impacted by this statement.

14.                               Subsequent Event

Amendments to the Credit Facility

In order to finance the Zyman Group acquisition (see below), the Company entered into an amendment to its Credit Facility on April 1, 2005.  This amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Agreement from $100,000 to $150,000, (ii) permission to consummate the Acquisition, (iii) mandatory reductions of the total revolving commitments by $25,000 on June 30, 2005, $5,000 on September 30, 2005, $10,000 on December 31, 2005 and $10,000 on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants retroactive to March 31, 2005.

On May 9, 2005, the Company further amended the terms of its Credit Facility.  Pursuant to such amendment, among other things, the lenders (i) modified the Company’s total debt ratio covenant; and (ii) waived the default that occurred as a result of the Company’s failure to comply with its total debt ratio covenant solely with respect to the period ended March 31, 2005.

Zyman Group Acquisition

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 class A shares of the Company, valued at $11,256.  The Company estimates related transaction costs of approximately $863 will ultimately be incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for fiscal years 2005 and/or 2006.  As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

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

The Zyman Group name is well recognized for strategic marketing consulting and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses.

The Zyman Group acquisition will be accounted for as a purchase business combination.  The estimated purchase price of the net assets acquired in this transaction in April 2005 was $64,508.  The preliminary allocation of the cost of the acquisition to the fair value of net assets acquired and minority interests is as follows:

Cash and cash equivalents	$5,653
Accounts receivable and other current assets	6,788
Fixed assets and other assets	7,463
Goodwill (tax deductible)	43,168
Intangible assets	23,346
Accounts payable, accrued expenses and other liabilities	(8,530)
Total debt	(8,524)
Minority interest at carrying value	(4,856)
Total cost of the acquisition	$64,508

Identifiable intangible assets preliminarily estimated to be $23,346 are comprised primarily of customer relationships and related backlog and trademarks.  The Company is in the process of obtaining a valuation of certain assets.  As a result, the fair value allocation of the purchase price is subject to refinement.  The Company’s consolidated financial statements will include Zyman Group’s results of operations subsequent to its acquisition on April 1, 2005.

The Company will receive a preferred return, which is based on calculations defined in the LLC Agreement.  The allocation may differ from the proportionate share of ownership during the first five years of such LLC Agreement.

15.                               Canadian GAAP Reconciliation

During the third quarter of fiscal 2003, the Company changed its reporting currency from Canadian dollars to U.S. dollars.  The change in reporting currency had no impact on the measurement of earnings under Canadian GAAP.  Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between U.S. and Canadian GAAP as applied to the Company’s financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005.

The reconciliation from US to Canadian GAAP, of the Company’s results of operations for the three months ended March 31, 2005 and 2004, the Company’s financial position as at March 31, 2005 and December 31, 2004 are set out below.

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

Canadian GAAP Reconciliation

Statement of Operations

Three Months Ended March 31, 2005

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-Based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$75,210	$—	$2,624	$77,834
Products	17,171	—	—	17,171
	92,381	—	2,624	95,005
Operating Expenses:
Cost of services sold	47,700	—	1,627	49,327
Cost of products sold	10,883	—	—	10,883
Office and general expenses	30,635	(273)	499	30,861
Depreciation and amortization	4,515	—	56	4,571
	93,733	(273)	2,182	95,642
Operating Profit (Loss)	(1,352)	273	442	(637)

Other Income (Expense):
Foreign exchange and other gain (loss)	237	—	—	237
Interest expense	(1,336)	—	(81)	(1,417)
Interest income	62	—	13	75
	(1,037)	—	(68)	(1,105)

Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	(2,389)	273	374	(1,742)
Income Taxes (Recovery)	(971)	—	159	(812)

Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	(1,418)	273	215	(930)
Equity in Affiliates	184	—	(215)	(31)
Minority Interests	(2,549)	—	—	(2,549)

Income (Loss) from Continuing Operations	(3,783)	273	—	(3,510)
Loss on Discontinued Operations	—	—	—	—

Net Income (Loss)	$(3,783)	$273	$—	$(3,510)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.17)			$(0.16)
Discontinued Operations	—			—
Net Income (Loss)	$(0.17)			$(0.16)

Diluted
Continuing Operations	$(0.17)			$(0.16)
Discontinued Operations	—			—
Net Income (Loss)	$(0.17)			$(0.16)

Canadian GAAP Reconciliation

Balance Sheet

As at March 31, 2005

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$8,978	$—	$1,592	$10,570
Accounts receivable	112,969	—	2,714	115,683
Expenditures billable to clients	7,872	—	555	8,427
Inventories	9,633	—	—	9,633
Prepaid expenses and other current assets	5,326	—	95	5,421

Total Current Assets	144,778	—	4,956	149,734

Fixed assets	54,431	—	3,511	57,942
Investment in Affiliates	10,580	—	(8,121)	2,459
Goodwill	146,442	—	5,836	152,278
Intangibles	45,724	—	753	46,477
Deferred Tax Assets	14,017	—	21	14,038
Assets Held for Sale	100	—	—	100
Other Assets	7,199	—	103	7,302

Total Assets	$423,271	$—	$7,059	$430,330

Current Liabilities
Bank debt	$10,252	$—	$—	$10,252
Accounts payable	61,553	—	1,415	62,968
Accruals and other liabilities	48,959	—	230	49,189
Advance billings	50,293	—	1,157	51,450
Current portion of long-term debt	3,137	—	128	3,265
Deferred acquisition consideration	1,771	—	—	1,771

Total Current Liabilities	175,965	—	2,930	178,895

Long-Term Debt	56,964	—	4,077	61,041
Liabilities Related to Assets Held for Sale	653	—	—	653
Other Liabilities	4,000	—	52	4,052
Deferred Tax Liability	854	—	—	854
Total Liabilities	238,436	—	7,059	245,495

Minority Interests	45,112	—	—	45,112

Shareholders’ Equity
Share capital	164,065	1,296	—	165,361
Share capital to be issued	3,909	—	—	3,909
Additional paid-in capital	18,140	(2,323)	—	15,817
Retained earnings (deficit)	(48,866)	(4,159)	—	(53,025)
Accumulated other comprehensive income (loss)	2,475	5,186	—	7,661

Total Shareholders’ Equity	139,723	—	—	139,723

Total Liabilities and Shareholders’ Equity	$423,271	$—	$7,059	$430,330

Canadian GAAP Reconciliation

Statement of Cashflows

Three Months Ended March 31, 2005

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP

Operating activities
Net income	$(3,783)	$273	$—	$(3,510)
Loss from discontinued operations	—	—	—	—
Income (Loss) from continuing operations	(3,783)	273	—	(3,510)
Stock-based compensation	992	(273)	—	719
Depreciation and amortization	4,515	—	56	4,571
Deferred finance charges	216	—	—	216
Gain in sale of assets	(20)	—	—	(20)
Deferred income taxes	(1,134)	—	156	(978)
Foreign exchange	(180)	—	—	(180)
Earnings of affiliates	(184)	—	215	31
Minority interest and other	(367)	—	—	(367)
Changes in non-cash working capital	(23,410)	—	(393)	(23,803)
	(23,355)	—	34	(23,321)

Investing activities
Capital expenditures	(2,313)	—	(36)	(2,349)
Acquisitions, net of cash acquired	136	—	—	136
Proceeds of disposition	138	—	—	138
Distributions from non-consolidated affiliates	457	—	(367)	90
Other assets, net	(7)	—	—	(7)
	(1,589)	—	(403)	(1,992)

Financing activities
Increase bank debt	4,226	—	—	4,226
Proceeds on issuance of long-term debt	7,169	—	—	7,169
Repayment of long-term debt	(564)	—	(30)	(594)
	10,831	—	(30)	10,801

Foreign exchange effect on cash and cash equivalents	112	—	—	112

Effect of discontinued operations	306	—	—	306
Net increase (decrease) in cash and cash equivalents	(13,695)	—	(399)	(14,094)

Cash and cash equivalents beginning of period	22,673	—	1,991	24,664
Cash and cash equivalents end of period	$8,978	$—	$1,592	$10,570

Canadian GAAP Reconciliation

Statement of Operations

Three Months Ended March 31, 2004

(thousands of United States dollars, except per share amounts)

	US GAAP	Convertible Notes	Embedded Derivative and Goodwill Charge	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$50,336	$—	$—	$6,577	$56,913
Products	18,037	—	—	—	18,037
	68,373	—	—	6,577	74,950
Operating Expenses:
Cost of services sold	36,592	—	—	2,323	38,915
Cost of products sold	11,175	—	—	—	11,175
Office and general expenses	22,572	—	—	1,578	24,150
Depreciation and amortization	2,370	—	—	118	2,488
	72,709	—	—	4,019	76,728
Operating Profit (Loss)	(4,336)	—	—	2,558	(1,778)

Other Income (Expenses):
Gain on sale of assets and other	16,322	—	(6,754)	—	9,568
Foreign exchange gain	170	—	—	—	170
Interest expense	(2,759)	521	—	(87)	(2,325)
Interest income	421	—	—	(1)	420
	14,154	521	(6,754)	(88)	7,833
Income Before Income Taxes, Equity in Affiliates and Minority Interests	9,818	521	(6,754)	2,470	6,055
Income Taxes	197	—	—	929	1,126

Income (Loss) Before Equity in Affiliates and Minority Interests	9,621	521	(6,754)	1,541	4,929
Equity in Affiliates	1,541	—	—	(1,541)	—
Minority Interests	(1,297)	—	—	—	(1,297)

Income (Loss) from Continuing Operations	9,865	521	(6,754)	—	3,632
Loss on Discontinued Operations	(1,400)	—	—	—	(1,400)

Net Income (Loss)	$8,465	$521	$(6,754)	$—	$2,232

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$0.52				$0.16
Discontinued Operations	(0.07)				(0.07)
Net Income (Loss)	$0.45				$0.09

Diluted
Continuing Operations	$0.47				$0.15
Discontinued Operations	(0.06)				(0.06)
Net Income (Loss)	$0.41				$0.09

Canadian GAAP Reconciliation

Balance Sheet

As at December 31, 2004

(thousands of United States dollars)

	US GAAP	Convertible Notes and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$22,673	$—	$1,978	$24,651
Accounts receivable	111,399	—	1,928	113,327
Expenditures billable to clients	8,296	—	299	8,595
Inventories	10,792	—	—	10,792
Prepaid expenses and other current assets	3,849	—	52	3,901

Total Current Assets	157,009	—	4,257	161,266

Fixed Assets	55,365	—	4,101	59,466
Investment in Affiliates	10,771	—	(8,289)	2,482
Goodwill	146,494	—	5,876	152,370
Intangible Assets	47,273	—	779	48,052
Deferred Tax Benefits	12,883	—	21	12,904
Assets Held for Sale	622	—	—	622
Other Assets	7,438	—	106	7,544

Total Assets	$437,855	$—	$6,851	$444,706

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank debt	$6,026	$—	$—	$6,026
Accounts payable	77,425	—	1,467	78,892
Accruals and other liabilities	94,639	—	60	94,699
Advance billings	9,798	—	1,011	10,809
Current portion of long-term debt	3,218	—	125	3,343
Deferred acquisition consideration	1,775	—	—	1,775

Total Current Liabilities	192,881	—	2,663	195,544

Long-Term Debt	50,320	—	4,136	54,456
Liabilities Related to Assets Held for Sale	867	—	—	867
Other Liabilities	4,857	—	52	4,909
Deferred Tax Liabilities	854	—	—	854
Total Liabilities	249,779	—	6,851	256,630

Minority Interests	45,052	—	—	45,052

Shareholders’ Equity
Share capital	164,065	1,296	—	165,361
Share capital to be issued	3,909	—	—	3,909
Additional paid-in capital	17,113	(2,050)	—	15,063
Retained earnings (deficit)	(45,083)	(4,432)	—	(49,515)
Accumulated other comprehensive income (loss)	3,020	5,186	—	8,206

Total Shareholders’ Equity	143,024	—	—	143,024
Total Liabilities and Shareholders’ Equity	$437,855	$—	$6,851	$444,706

Canadian GAAP Reconciliation

Statement of Cashflows

Three Months Ended March 31, 2004

(thousands of United States dollars)

	US GAAP	Convertible Notes	Embedded Derivative and Goodwill Charge	Proportionate Consolidation of Affiliates	Canadian GAAP
Operating Activities
Net income (loss)	$8,465	$521	$(6,754)	$—	$2,232
Loss from discontinued operations	(1,400)	—	—	—	(1,400)
Income (loss) from continuing operations	9,865	521	(6,754)	—	3,632
Stock-based compensation	6,059	—	—	—	6,059
Depreciation and amortization	2,370	—	—	118	2,488
Deferred finance charges	536	—	—	—	536
Deferred income taxes	909	—	—	—	909
Foreign exchange	(170)	—	—		(170)
Gain on sale of affiliate	(16,322)	—	6,754	—	(9,568)
Earnings of affiliates	(1,541)	—	—	1,541	—
Minority interest and other	(75)	—	—	—	(75)
Changes in non-cash working capital	(4,476)	—	—	17	(4,459)
	(2,845)	521	—	1,676	(648)

Investing activities
Capital expenditures	(3,034)	—	—	(206)	(3,240)
Acquisitions, net of cash acquired	3	—	—	—	3
Distributions from non-consolidated affiliates	2,157	—	—	(2,157)	—
Other assets, net	117	—	—	(44)	73
	(757)	—	—	(2,407)	(3,164)

Financing activities
Repayment of long-term debt	(2,162)	(521)	—	(26)	(2,709)
Issuance of share capital	2,041	—	—	—	2,041
Purchase of share capital	(1,468)	—	—	—	(1,468)
	(1,589)	(521)	—	(26)	(2,136)

Foreign exchange effect on cash and cash equivalents	(1,199)	—	—	—	(1,199)
Effect of discontinued operations	(738)	—	—	—	(738)

Net increase (decrease) in cash and cash equivalents	(7,128)	—	—	(757)	(7,885)

Cash and cash equivalents beginning of period	65,334	—	—	5,671	71,005
Cash and cash equivalents end of period	$58,206	$—	$—	$4,914	$63,120

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2005 means the period beginning January 1, 2005, and ending December 31, 2005).

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP. Refer to the discussion under “Combined Revenue, Operating Costs and Operating Profit.”

The following discussion focuses on the operating performance of MDC Partners Inc. (the “Company”) for the three-month periods ended March 31, 2005 and 2004, and the financial condition of the Company as at March 31, 2005.  This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2004 as reported on Form 10K.  All amounts are in U.S. dollars unless otherwise stated.

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

Executive Summary

Revenue for the first three months of 2005 was $92.4 million on a consolidated basis, representing a 35% increase compared to revenue of $68.4 million in the same quarter of 2004.  This increase related primarily to acquisitions (excluding those accounted for on an equity basis) in the Marketing Communications Group, together with the consolidation of CPB from September 22, 2004, and organic growth.  Revenues of the Marketing Communications Group increased 49% quarter-on-quarter, to $75.2 million.  Revenue related to Secure Products International decreased 5% to $17.2 million for the same period, primarily due to a decrease in volumes from existing clients.

The loss from operations for the first three months of 2005 was $1.4 million compared to $4.3 million for the first quarter of 2004, primarily the result of a decrease in the stock-based compensation expense recorded by Corporate and Other operations and an increase in operating profit attributable to Marketing Communications related to an improvement in revenues, partially offset by the operating loss incurred by Secure Products International on lower volumes compared to the first quarter of the prior year.

For the Three Months Ended March 31, 2005

(thousands of United States dollars)

	Combined
	Combined		As Reported under US GAAP
	Marketing Communications	Less Equity Affiliates	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$81,683	$6,473	$75,210	$17,171	$—	$92,381

Operating Expenses:
Cost of services sold	52,195	4,495	47,700	—	—	47,700
Cost of products sold	—	—	—	10,883	—	10,883
Office and general expense	20,312	1,505	18,807	5,804	6,024	30,635
Depreciation and amortization	3,573	155	3,418	1,063	34	4,515
	76,080	6,155	69,925	17,750	6,058	93,733

Operating Profit (Loss)	$5,603	$318	$5,285	$(579)	$(6,058)	(1,352)

Other Income (Expense):
Gain on sale of assets						57
Foreign exchange gain						180
Interest expense, net						(1,274)

Loss from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest						(2,389)
Income Taxes (Recovery)						(971)

Loss from Continuing Operations Before Equity in Affiliates and Minority Interests						(1,418)
Equity in Earnings of Non Consolidated Affiliates						184
Minority Interests in Income of Consolidated Subsidiaries						(2,549)

Loss from Continuing Operations						(3,783)
Loss on Discontinued Operations						—

Net Income (Loss)						$(3,783)

Results of Operations:

For the Three Months Ended March 31, 2004

(thousands of United States dollars)

	Combined		As Reported under US GAAP
	Combined Marketing Communications	Less Equity Affiliates	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$62,810	$12,474	$50,336	$18,037	$—	$68,373

Operating Expenses:
Cost of services sold	42,584	5,992	36,592	—	—	36,592
Cost of products sold	—	—	—	11,175	—	11,175
Office and general expense	9,421	1,505	7,916	5,877	8,779	22,572
Depreciation and amortization	1,859	190	1,669	675	26	2,370
	53,864	7,687	46,177	17,727	8,805	72,709

Operating Profit (Loss)	$8,946	$4,787	$4,159	$310	$(8,805)	(4,336)

Other Income (Expense) Gain on sale of affiliate and settlement of long-term debt						16,322
Foreign exchange gain						170
Interest expense, net						(2,338)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests						9,818
Income Taxes						197

Income from Continuing Operations Before Equity in Affiliates and Minority Interests						9,621
Equity in Earnings of Non Consolidated Affiliates						1,541
Minority Interests in Income of Consolidated Subsidiaries						(1,297)

Income from Continuing Operations						9,865
Loss on Discontinued Operations						(1,400)

Net Income						$8,465

Three Months Ended March 31, 2005 Compared to Three months Ended March 31, 2004

Marketing Communications Group

Revenue

For the first quarter of 2005, Marketing Communications revenue on a Combined basis was $81.7 million compared to $62.8 million in the first quarter of 2004, representing a quarter-over-quarter increase of $18.9 million, or 30%. On a consolidated basis, revenues increased $24.9 million, or 49%, to $75.2 million in 2005 compared to revenue of $50.3 million in 2004. See the further discussion of the consolidated basis results under the heading “Consolidated” below.  Of the Combined revenue growth, $11.1 million was attributable to acquisitions completed by the Company during 2004.  During the first quarter of 2004, the Company acquired a controlling interest in the integrated marketing communications group of agencies of Kirshenbaum bond+partners, LLC, (“KBP”) and an equity interest in the advertising agency Cliff Freeman + Partners, LLC.  During the second quarter of 2004 the Company acquired controlling interests in henderson bas, an interactive marketing agency, Mono Advertising, LLC, an advertising agency, Hello Design, LLC and Bruce Mau Design Inc., branding and design studios, and Banjo, LCC, a production studio.  During the third quarter of 2004, the Company acquired VitroRobertson, LLC and Zig Inc., advertising agencies.  Excluding the revenue derived from these acquisitions, Combined revenues increased 14% period-over-period. Additionally, a weakening of the US dollar in 2005 compared to 2004 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $1.0 million.

Excluding the effects of both acquisitions and foreign exchange rate changes, Combined revenues improved by approximately 12% for the first quarter of 2005 compared to the same prior-year period, primarily attributable to new business wins, particularly in the US, and revenue generated by a new venture initiated in the second quarter of 2004.

The Company’s client base composition shifted in several areas in the first quarter of 2005 as compared to the first quarter of 2004. The Company saw a relative increase in spending by retail and healthcare-based clients, while financial service-based client revenues decreased as a percentage of Combined revenue in the first quarter of this year as compared to the same quarter of last year. In dollar terms, significant increases were noted in revenues from consumer product, retail and telecommunications-based clients. The increase in revenues from the consumer product and retail industries was primarily the result of revenues from businesses acquired in 2004, principally KBP, which were proportionately weighted more to the consumer product and retail-industry based clients than the Combined revenues of the pre-existing businesses.

The Company’s acquisitions in 2004 increased the dollar revenues and also the proportionate share of revenues from advertising services, as compared to the all other types of marketing communications services. For the first three months of 2005, advertising services Combined revenues represented approximately 44% of Combined revenues, as compared to 39% for 2004. Excluding the effects of acquisitions, advertising services would have been 36% of revenues versus 35% of revenues in the first quarter of last year.

The positive organic growth, combined with acquisitions, resulted in a shift in the geographic mix of Combined revenues, due to an increase in the percentage of revenue growth attributable to Canadian and UK-based operations versus US operations compared to the geographic mix experienced in the first quarter of 2004.  This shift is demonstrated in the following table:

	Combined Revenue
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

US	75%	79%
Canada	22%	19%
UK	3%	2%

Operating Expenses

Combined operating expenses increased at a higher pace than Combined revenues, increasing 41% to $76.1 million during the first quarter of 2005, as compared to $53.9 million in the same prior-year quarter.  On a consolidated basis operating expenses increased 51% to $69.9 million in the three-month period ending March 31, 2005, as compared to $46.2 million in the same period of 2004.  See the further discussion of the consolidated basis results under the heading “Consolidated” below.

Of the Combined operating cost components, Combined cost of services sold increased $9.6 million or 23%, but decreased as a percentage of revenue from 67.8% for the first three months of 2004 to 63.9% for the first three months of 2005.  This decrease can be attributed to the high proportion of fixed versus variable expenses included in costs of services provided and a shift in salaries between production and administration functions.

Office and general expenses grew $10.9 million and Combined salaries and related costs, which include production related salaries that are recorded in cost of services and administrative salaries that are recorded in office and general expenses, increased as a percentage of revenue in the first quarter of 2005 to 48.4% from 45.7% in the 2004 first quarter. These relative changes were a result of several factors. First, if the effects of acquired business were excluded from the Combined results, office and general expenses would have increased $8.8 million, and salaries and benefits would have declined slightly to 43.5% of revenue from 43.7%.

The remaining increase in office and general expenses in excess of the growth rate of revenues was primarily related to a shift in certain key staff to administration functions, an increase in rent and other costs incurred by CPB primarily as a result of an office expansion, and costs incurred by Life Med Marketing, a marketing services company.

Combined depreciation and amortization expense for the year increased $1.7 million compared to the first three months of 2004 and included an additional $0.8 million related to the amortization of intangibles acquired in business acquisitions and $0.8 million related to amortization of intangibles recognized on the consolidation of CPB as a variable interest entity.

Combined operating expenses expressed as a percentage of revenue were 93.1% in 2005 compared to 85.8% in 2004.

Operating Profit

As a result of the factors discussed above, Combined operating profit decreased by approximately 37% to $5.6 million from $8.9 million, quarter-on-quarter, while operating margins were 6.9% for 2005 as compared to 14.2% in 2004.  Excluding the effects of the acquisitions and the investments in new ventures, as described above, Combined operating profits would have decreased 35% to $4.8 million from $7.4 million, resulting in Combined operating margins of approximately 7.6% in 2005 and 13.4% in 2004.  The decrease in Combined operating margins was primarily reflective of an increase in general and other operating costs related to administrative salaries and an increase in the occupancy and office costs incurred by CPB.

Secure Products International

Revenue

Revenues recorded by Secure Products International for the first quarter of 2005 were $17.2 million, representing a decrease of $0.9 million, or 5%, compared to the first quarter of 2004.  Revenues related to the stamp operations of Ashton-Potter, the Canadian card operation, Metaca, and Mercury, the Canadian ticketing business, declined due primarily to a decrease in volumes from existing clients.  Ticketing revenues at Mercury were negatively impacted by the National Hockey League (“NHL”) lockout and the cancellation of the 2005 playoffs.  A continuation of the NHL lockout will further adversely affect revenue in 2005.  Placard, the Australian card operation, experienced revenue growth of 14% compared to the same quarter of the 2004 primarily due to higher volumes.

Operating Expenses

Operating expenses were $17.8 million during the quarter ended March 31, 2005 versus $17.7 million in the same prior-year period. As a percentage of revenues, operating costs were 103.4% in the first quarter of 2005 versus 98.3% for the same period in 2004.  See the further discussion of the components of the increase in the following paragraphs.

Cost of products sold decreased $0.3 million from $11.2 million for the first quarter of 2004 to $10.9 million in 2005 reflecting the impact of the decrease in revenues.  As a percentage of revenue, cost of products sold increased to 63.4% from 62.0% primarily due to the increase in costs incurred by Mercury and Metaca due to production inefficiencies as a result of reduced volumes.

Office and general expenses, at $5.8 million for the quarter, were relatively unchanged compared to the 2004 first quarter.  Salaries and related costs included in office and general expenses were $3.2 million in 2005 versus $3.4 million in 2004 excluding severance costs incurred by Metaca of $0.2 million and $0.1 million, respectively.

Depreciation and amortization increased $0.4 million due primarily to the impact of investment spending in the first half of 2004 to increase capacity at Ashton-Potter for the additional volumes anticipated from the United States Postal Services contract.

Operating Profit

The Secure Products International Group incurred an operating loss of $0.6 million for the first quarter of 2005, a decrease of $0.9 million from the 2004 first quarter operating profit of $0.3 million, primarily as a result of a decrease in the operating income attributable to the Canadian card operations, Mercury and Ashton-Potter, partially offset by an increase related to the Australian card operation.

Corporate and Other

Operating Costs

Operating costs related to the Company’s Corporate and Other operations totaled $6.1 million compared to $8.8 million in the first quarter of 2004.  The decrease of $2.7 million was largely the result of a decrease in the provision for stock-based compensation, partially offset by an increase in overhead costs including the establishment of a US corporate office in New York and increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation.  Salaries and benefits, included in office and general expenses, decreased $3.7 million from the previous year, and included $1.0 million of stock-based compensation expense in 2005 versus $6.0 million in 2004.  The $5.0 million decrease in stock-based compensation expense primarily related to charges recorded in the first quarter of 2004 for warrants issued and adjustments required due to the change in share price.

Consolidated

Revenue

On a consolidated basis, revenue increased $24.0 million, or 35%, to $92.4 million in the first quarter of 2005 compared to revenue of $68.4 million in the same quarter of 2004.  As previously discussed, this increase related primarily to acquisitions (excluding those accounted for on an equity basis) in the Marketing Communications Group, together with the consolidation of CPB from September 22, 2004 as a result of amendments to the Credit Facility, and organic growth partially offset by the effect of a decrease in revenues of the Secure Products International Group.

Operating Expenses

Consolidated operating expenses increased $21.0 million to $93.7 million in the first quarter of 2005 from $72.7 million in the first quarter of 2004.  As a percentage of revenue, operating costs were 101.5% in 2005 compared to 106.3% in 2004. The increase is largely due to the impact of the increased costs incurred by the Marketing Communications Group as a result of the factors described above partially offset by the decrease in operating costs associated with Corporate and Other operations.  Operating costs as a percentage of revenue for the Marketing Communications Group increased from 91.7% in the first three months of 2004 to 93.0% in the first three months of 2005.

During the first quarter of 2005, amortization expense related to intangible and other assets was $1.5 million compared to nil in the first quarter of 2004.  Amortization expense for the remainder of 2005 and beyond is expected to be significantly higher than that experienced during 2004.

As a result of changes in the relationship between the Company and CPB, effective September 22, 2004 the Company became the primary beneficiary of CPB and is required to consolidate its operations under FIN 46R. As a result of this change in accounting, the Company was required to obtain a fair market valuation of CPB and record assets, including goodwill and non-goodwill intangibles, and liabilities of CPB based on their fair value as of September 22, 2004.  This resulted in the Company recording $43.1 million of intangible assets and goodwill, of which $16.9 are amortizable.  For the first quarter of 2005, amortization expense related to these intangibles was $0.8 million.  The Company will continue to recognize amortization expense on the full value of the intangible assets at CPB, despite continuing to realize 49.0% of the income generated by the business based on its economic ownership.

Operating Profit

As a result of the above, the Company incurred an operating loss of $1.4 million in the first quarter of 2005 representing a $2.9 million improvement from the operating loss of $4.3 million incurred in the same period of 2004.

Gain on Sale of Affiliate and Settlement of Long-Term Debt

The gain on sale of assets recorded in the first quarter of 2005 related to equipment dispositions of Ashton-Potter and the sale of a portfolio investment held by Corporate and Other operations.  In 2004, the Company recorded a gain on the divestiture of its remaining interest in Custom Direct, net of a loss on the settlement of the exchangeable debentures and the fair value adjustments on the related embedded derivative, resulting in a net gain of $16.3 million.

Foreign Exchange Gain

The foreign exchange gain of $0.2 for the first quarter of 2005 was relatively unchanged from the gain recorded in the same period of 2004 and was due primarily to a weakening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries.  At March 31, 2005, the exchange rate was 1.21 Canadian dollars to one US dollar, compared to 1.20 at the end of 2004.  At March 31, 2004, the exchange rate was 1.31 Canadian dollars to one US dollar, compared to 1.30 at the end of 2003.

Net Interest Expense

Net interest expense for the first quarter of 2005 on a consolidated basis was $1.3 million, $1.0 million lower than the $2.3 million incurred during the first quarter of 2004.  Interest expense decreased $1.4 million in the first quarter of 2005 compared to the first quarter of 2004 due to the redemption of the Company’s 7% subordinated unsecured convertible debentures in the second quarter of 2004, the reduction of borrowing rates through the replacement of several higher cost credit facilities with the Credit Facility in the third quarter of 2004 and the reduction of long-term debt through the implementation of a cash management program that provides the Company with access to the cash floats of a majority of its subsidiaries.  Interest income decreased by $0.4 million due to higher cash balances at certain agencies and head office in the first quarter of 2004.

Income Taxes (Recovery)

The income tax recovery recorded in the first three months of 2005, was $1.0 million, compared to an expense of $0.2 million for the same period in 2004.  Income taxes were 40.6% of income from continuing operations before income taxes, equity in affiliates and minority interests versus 2.0% in 2004.  In 2004, the Company did not recognize a tax charge related to the gain on sale of affiliate as a result of available tax losses, for which a full valuation allowance had previously been recorded, causing the Company’s effective tax rate to be substantially lower than the statutory tax rate.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations.  For the first quarter of 2005, income of $0.2 million was recorded, $1.3 million lower than the $1.5 million earned in the first quarter of 2004, primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $2.5 million for the first quarter of 2005, up $1.2 million from the $1.3 million minority interest expense incurred during in the first quarter of 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004.

Discontinued Operations

The 2004 first quarter loss from discontinued operations amounted to $1.4 million and related to the Company’s wholly-owned UK-based marketing communications subsidiary, Mr. Smith Agency, Ltd.  In November 2004, the Company’s management reached a decision to discontinue this operation due to its in unfavorable economics.  Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith.  The remaining sale of assets was substantially complete by the end of the first quarter of 2005.  No significant one-time termination benefits were incurred or are expected to be incurred.  No further significant other charges are expected to be incurred.

Net Income

As a result of the foregoing, the net loss recorded for the first quarter of 2005 was $3.8 million or $0.17 per diluted share, compared to the net income of $8.5 million or $0.41 per diluted share reported for the first quarter of 2004.

Liquidity and Capital Resources:

Liquidity

The following table provides information about the Company’s liquidity position:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Year ended December 31, 2004
Cash and cash equivalents	$8,978	$58,206	$22,673
Working capital	$(31,187)	$(13,335)	$(35,872)
Cash from operations	$(23,355)	$(2,845)	$24,502
Cash from investing	$(1,589)	$(757)	$(27,656)
Cash from financing	$10,831	$(1,589)	$(34,367)
Total debt	$70,353	$116,716	$59,564

As at March 31, 2005, $3.6 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

At March 31, 2005, the Company had a working capital deficit of $31.2 million compared to a deficit of $35.9 million at December 31, 2004.  The $4.7 million improvement is due primarily to an increase in working capital in the Marketing Communications subsidiaries, primarily due to payments made to media suppliers in the first quarter of 2005 that were financed through long-term debt.

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flow from Operations

Operating Activities

Cash flow used in operations, including changes in non-cash working capital, for the first quarter of 2005 was $23.4 million.  This was attributable primarily to the loss from continuing operations of $3.8 million, a decrease of $23.4 million in non-cash working capital primarily the result of a decrease in accounts payable and accrued liabilities of $25.3 million, primarily resulting from the payment of media related payables, and an increase in deferred tax assets of $1.1 million partially offset by depreciation and amortization of $4.5 million and stock-based compensation of $1.0 million.  The decline in payables during the period was primarily due to a decline in media buying service pass through activity associated with the loss of a client. Cash used in operations was $2.8 million in the same quarter of 2004 and was primarily reflective of changes in non-cash working capital of $4.5 million, a gain on sale of assets and the settlement of long-term debt of $16.3 million and earnings of non consolidated affiliates of $1.5 million, partially offset by income from continuing operations of $9.9 million, stock-based compensation of $6.1 million, depreciation and amortization of $2.4 million and a decrease in deferred tax assets of $0.9 million.

Investing Activities

Cash flows used in investing activities were $1.6 million for the first quarter of 2005, compared with $0.8 million in the first quarter of 2004.

Expenditures for capital assets in the first quarter of 2005 were $2.3 million.  Of this amount, $1.6 million were made by the Marketing Communications Group and the remaining $0.7 million related primarily to the purchase of manufacturing equipment by Secure Products International.  In the first quarter of 2004, capital expenditures totalled $3.0 million, of which $1.9 million related to the Marketing Communications Group’s acquisition of computer and switching equipment with the balance used by Secure Products International to purchase manufacturing equipment.

Cash flow used in acquisitions was $0.1 million in the first three months of 2005 and primarily related to the purchase of portfolio investments by Corporate and Other operations.

Proceeds received for the disposition of equipment by Secure Products International was $0.1 million for the three months ended March 31, 2005.

Distributions received from non-consolidated affiliates amounted to $0.5 million for the first quarter of 2005 compared to $2.2 million in the prior–year first quarter.  The $1.7 million decrease was primarily due to distributions from CPB in 2004 when it was accounted for on an equity basis.  Since September 22, 2004, this entity has been consolidated as a variable interest entity.

Financing Activities

During the first quarter of 2005, cash flows provided by financing activities amounted to $10.8 million, and consisted of a $4.2 million increase in the borrowings under the swing-line component of the revolving Credit Facility, an increase in long-term debt of $7.2 million primarily related to the Credit Facility and capital lease repayments totalling $0.6 million. In the same prior-year quarter, cash flows used in financing activities were $1.6 million and consisted of a repayment of $2.2 million of long-term indebtedness, proceeds of $2.0 million from the issuance of share capital through a private placement and the exercise of options, and $1.5 million used to repurchase shares of the Company under a normal course issuer bid.

Long-Term Debt

Long-term debt (including the current portion of long-term debt) at the end of the first quarter of 2005 was $60.1 million, an increase of $6.6 million compared with the $53.5 million outstanding at December 31, 2004, primarily the result of an increase of borrowing under the Credit Facility.

During the quarter, the Company amended certain of the terms and conditions of its Credit Facility. Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver its 2004 annual financial statements until March 31, 2005; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants as at December 31, 2004; and (iv) waive any potential event of default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants.

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

On May 9, 2005, the Company further amended the terms of its Credit Facility.  Pursuant to such amendment, among other things, the lenders (i) modified the Company’s total debt ratio covenant for June 30, 2005 and September 30, 2005 to make it less restrictive; and (ii) waived the default that occurred as a result of the Company’s failure to comply with its total debt ratio covenant solely with respect to the period ended March 31, 2005.

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

Capital Resources

At March 31, 2005, the Company had utilized approximately $57.3 million of its Credit Facility in the form of drawings and letters of credit.

The Company expects to incur approximately $10.4 million of capital expenditures in the remainder of 2005 and $10.4 million in 2006.  Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries.  The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity.  Management believes that the Company’s cash flow from operations and funds available under the Credit Facility will be sufficient to meet its ongoing capital expenditure, working capital and other cash needs over the next two years.  If the Company has significant growth through acquisitions, however, management expects that the Company could need to obtain additional financing.  As described previously, on April 1, 2005, the Company increased its Credit Facility from $100 million to $150 million, with specified mandatory reductions of $50 million through March 2006.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller.  The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At March 31, 2005, approximately $1.8 million in deferred consideration relating to prior year acquisitions is presented on the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, including the April 1, 2005 acquisition of the Zyman Group, management estimates that approximately $4.5 million of additional deferred purchase obligations could be triggered during 2005 or thereafter.  The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them.  These rights are not freestanding.  The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise.  In addition, these rights cannot be exercised prior to specified staggered exercise dates.  The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2005 to 2013.  It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2005, perform over the relevant future periods at their 2004 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $83 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries.  Of this amount, the Company is entitled, at its option, to fund approximately $16 million by the issuance of share capital.  If these rights were exercised in aggregate, the Company would acquire incremental ownership interests in the relevant Marketing Communications subsidiaries, entitling the Company to additional annual operating income before depreciation and amortization, which is estimated, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $13 million.  The ultimate amount payable and the incremental operating income if future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.  See “Forward Looking Statements.”

Approximately $10 million of the estimated $83 million that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” rights relates to rights exercisable in 2005 in respect of the securities of six subsidiaries.  The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived form operations, bank borrowings and/or other external sources of financing.  The acquisition of any equity interest in connection with the potential exercise of these rights in 2005 will not be recorded in the Company’s financial statements until ownership is transferred.

Subsequent Events

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52.4 million in cash and 1,139,975 class A shares of the Company, valued at $11.3 million.  The Company estimates related transaction costs of approximately $0.9 million will ultimately be incurred.  In addition, the Company may be required to pay up to an additional $12.0 million to the sellers if Zyman Group achieves specified financial targets for fiscal years 2005 and/or 2006. As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

These events are described more fully in Note 14 of the condensed consolidated interim financial statements included in this
Form 10-Q.

Differences in MD&A Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its condensed consolidated interim financial statements for the quarters ended March 31, 2005 and 2004 in Note 15 to the condensed consolidated interim financial statements. The primary GAAP difference impacting the components of operating profit (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures, while US GAAP requires equity accounting for such investments, and the treatment of certain foreign exchange gains and losses on the repayment of certain intercompany loans. This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company’s marketing communications businesses has been presented on a combined basis, consistent with the Company’s segment disclosures in its consolidated financial statements. The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain joint ventures in this MD&A as well as in the segment information in Note 11 to the condensed consolidated interim financial statements. If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have to be adjusted for the proportionate consolidation of the joint ventures.

Critical Accounting Policies

The following summary of accounting policies has been prepared to assist in better understanding the Company’s consolidated financial statements and the related management discussion and analysis. Readers are encouraged to consider this information together with the Company’s consolidated financial statements and the related notes to the consolidated financial statements as included in the Company’s annual report on Form 10-K for a more complete understanding of accounting policies discussed below.

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

Acquisitions, Goodwill and Other Intangibles. A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. No impairment charge was recognized in 2005 or 2004.

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

Adopted in the Reported Periods

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

Effective in Future Periods

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment to ARB No. 43, Chapter 4.  This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Prospective application of this statement is required beginning January 1, 2006.  The Company does not expect its financial statements to be significantly impacted by this statement.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”. Effective no later than as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS (“SFAS 123R”) requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123. Due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Prospective application of this statement is required beginning January 1, 2006.  The Company does not expect its financial statements to be significantly impacted by this statement.

Risks and Uncertainties:

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

•                  risks arising from material weaknesses in internal control over financial reporting;

•                  the Company’s ability to retain and attract key employees;

•                  the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•                  foreign currency fluctuations; and

•                  risks associated with the delisting procedure initiated by the Nasdaq Stock Market Listing Qualifications Department, due to the fact that the Company is not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because the Company has not yet filed with the SEC its management report on the Company’s internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

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

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in the Company’s Annual Report on Form 10-K under the caption “Risk Factors” and in the Company’s other SEC filings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is currently not invested in market risk sensitive instruments such as derivative financial instruments or derivative commodity instruments.

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments. At March 31, 2005, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $48.2 million, as of March 31, 2005, a 1.0% increase or decrease in the weighted average interest rate, which was 5.5% at March 31, 2005, would have an interest impact of approximately $0.5 million annually.

Foreign Exchange. The Company conducts business in four currencies, the US dollar, the Canadian dollar, the Australian dollar, and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations”.  For the most part, our revenues and expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our Vice Chairman and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and taking into account the changes, improvements and additional work described below, our CEO and Vice Chairman have concluded that as of December 31, 2004 and March 31, 2005, our disclosure controls and procedures were adequate to provide reasonable assurance that recording, processing, summarizing and reporting of information required to be included in our SEC reports occurred.

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

•                                  Adopted a formal set of Disclosure Controls & Procedures;

•                                  Formed a management Disclosure Committee; and

•                                  Implemented other corrective actions described below under “Changes in Internal Control Over Financial Reporting”.

As described in more detail below, the Company has also concluded that material weaknesses in internal control over financial reporting continued to exist as of March 31, 2005. Accordingly, the Company has performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP.  These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures subsequent to March 31, 2005, to ensure that its processes were sufficient to provide reasonable assurance that the financial statements were fairly presented in all material respects.

Based on these changes, improvements and significant additional work, management believes that, as of March 31, 2005, our disclosure controls and procedures were adequate to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known by others to our CEO and Vice Chairman; that there are no material inaccuracies or omissions of material fact in this annual report; and that, to the best of their knowledge, the financial statements contained in this annual report are fairly presented in all material respects.

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

In light of restatements of the Company’s previously issued financial statements, as described in Note 2 to the Company’s interim condensed consolidated financial statements as filed in the Company’s amended report on Form 10-Q for the quarter ended June 30, 2004, the Company’s inability to file its 2004 Form 10-K in a timely manner as described in our filing on Form 12b-25/A, and the findings to date of management’s ongoing assessment of the Company’s internal control over financial reporting, management has concluded that there are material weaknesses in the design and operation of our internal control over financial reporting.  These weaknesses adversely affect the Company’s ability to record, process, summarize and report financial data and, by themselves or in combination, result in a more-than-remote likelihood that a material misstatement in our financial statements or other financial reporting will not be prevented or detected by our employees in the normal course of performing their assigned functions.  These material weaknesses existed as of and prior to December 31, 2004 and March 31, 2005.  The Company’s material weaknesses in internal control over financial reporting as of March 31, 2005, included the following:

•                                          The amount of Company resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions. This lack of resources contributed to the delay in filing financial statements timely. The Company was unable to timely prepare comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions, such as transactions relating to accounting for equity investments and variable interest entity accounting, stock-based compensation, foreign exchange transactions and translations, and deferred financing fees. Consequently, management believes that the Company has inadequate procedures and oversight for appropriately assessing and applying accounting principles for non-routine or complex transactions.

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

•                                          The Company did not maintain effective controls over documentation to evidence the authorization of certain previously approved transactions; and

•                                          The planning, organization and supervision of the Company's Sarbanes-Oxley 404 review process was inadequate to permit the timely filing of management's annual report on internal controls and resulted in an inability to fully assess certain aspects of the Company's internal control process.

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

The Company intends to file an amendment to its annual report on Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and (ii) revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, once we have completed our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We currently are designing and implementing improved controls to address the material weaknesses described above in our control environment. Since September 30, 2004, the Company has taken (and, in certain cases, is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address the material weaknesses identified above:

•                                  The Company has hired a Chief Accounting Officer (effective April 1, 2005) with US GAAP expertise and additional accounting personnel, and are actively pursuing appropriate additional personnel with US GAAP expertise in its accounting and finance functions, at both the Company’s operating subsidiaries and corporate head office;

•                                  Hired additional resources in the Company's accounting department and engaged a nationally-recognized consultant to assist with the Company's Sarbanes-Oxley Section 404 testing and remediation process;

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

There have been no other changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 or subsequently that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Chief Accounting Officer

May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed April 18, 2005);

10.2.1

Credit Agreement made September 22, 2004 between MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed December 20, 2004);

10.2.2	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2004);

10.2.3	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);

10.2.4	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);

10.2.5	Amendment No. 4 dated as of May 9, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005);

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by Executive Vice President and Vice Chairman pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by Executive Vice President and Vice Chairman pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

* Filed electronically herewith.