Form 10-K/A
period 2004-12-31
MDC PARTNERS INC
filed 2005-07-26
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004
Commission File Number: 001-13178

MDC Partners Inc.

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0364441
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

45 Hazelton Avenue, Toronto, Ontario, M5R 2E3
(416) 960-9000

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

MDC Partners Inc.
375 Hudson Street, New York, NY, 10014
Attn:  Mitchell Gendel, General Counsel
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

As of July 1, 2005, there were 23,434,757 outstanding shares of Class A Subordinate Voting Shares without par value, and 2,502 outstanding shares of Class B multiple voting shares without par value, of the Registrant.

Explanatory Note

MDC Partners Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2004, solely to amend Item 9A of the Form 10-K previously filed on April 18, 2005, to include Management’s Report on Internal Control Over Financial Reporting and the related attestation of KPMG LLP (the Company’s independent registered public accounting firm).

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, effective March 31, 2004.

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

PART II

Item 9A.                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our Vice Chairman and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and in light of the Company’s material weaknesses in internal control over financial reporting described below, the Company has concluded that its disclosure controls and procedures were not effective. Accordingly, the Company has performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP. These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures subsequent to December 31, 2004 to provide reasonable assurance that the financial statements were fairly presented in all material respects.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this process, management identified material weaknesses in internal control over financial reporting.

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on our assessment, management has concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

Control Environment

The control environment did not sufficiently promote effective internal control over financial reporting throughout the management structure. The following control deficiencies, in aggregate, represent a material weakness in the Control Environment:

1.                Ineffective education and communication with respect to the Code of Conduct,  ineffective Whistleblowing procedures, and inconsistent implementation of management override controls;

2.                Lack of human resource procedures, specifically, communication of responsibilities and accountabilities, training, and implementation of employee background checks;

3.                Inconsistent assignment and application of authorities over the acquisition, disposition, and use of the Company’s assets, including expenditures;

4.                Incomplete implementation of management’s fraud risk assessment and prevention program; and

5.                Ineffective determination and application of US GAAP accounting policies, in certain circumstances.

None of these control deficiencies by themselves directly resulted in a misstatement to the financial statements, however, this material weakness was an important contributing factor in the other material weaknesses described below.

Financial Reporting Close Process

The Company’s controls over the financial reporting close process were not consistently applied. As a result, the Company has a material weakness related to its ability to compile and review accurate financial statements on a timely basis. Specifically, these control deficiencies comprise instances of insufficient:

1.                Documentation to support accounting entries;

2.                Review and supervision within the accounting and finance department;

3.                Preparation and review of account reconciliations;

4.                Review and approval of journal entries; and

5.                Communication and reconciliation of Corporate level entries that are subsequently recorded by the subsidiaries.

As a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Accounting For Complex and Non Routine Transactions

The Company has a material weakness with respect to accounting for complex and non routine transactions. The Company did not properly assess the roles and responsibilities within the accounting and finance department, and did not provide sufficient training to accounting personnel. The Company did not have a sufficient number of finance personnel, sufficient technical accounting knowledge, and appropriate procedures to address and review complex and non-routine accounting matters. Specifically, these matters involve accounting for:

•                    Stock Based Compensation;

•                    Business Combinations;

•                    Investments;

•                    Foreign Exchange;

•                    Equity Transactions; and

•                    Debt.

The deficiencies impacted the following accounts: Goodwill, Investment in Affiliates, Other Intangible Assets, Long-Term Debt, Convertible Notes, Minority Interest, Shareholder’s Equity, Amortization—Intangibles, Deferred Finance Costs, Foreign Currency Translation Adjustment, Gain on Sale of Assets and Settlement of Long-Term Debt. This material weakness resulted in material misstatements in the financial statements for the year ended December 31, 2003, and periods ended March 31, 2004 and June 30, 2004. As a result of these misstatements, the Company restated its previously issued financial statements for the relevant periods. In addition, as a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Revenue Recognition and Accounting for Related Costs

As a result of certain deficiencies described in the Control Environment and Financial Reporting Close Process, the Company has a material weakness with respect to revenue recognition and accounting for related costs in accordance with the SEC’s Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, and as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables:

Secure Products International

The Company incorrectly applied revenue recognition standards to certain contracts. The impacted accounts were Revenue, Cost of Goods Sold, Inventory, and Deferred Revenue. This material weakness resulted in material misstatements in the financial statements for the years ended December 31, 2003, 2002, and 2001 and periods ended March 31, 2004 and June 30, 2004. As a result of these misstatements, the Company restated its previously issued financial statements for the relevant periods. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Marketing Communications

The Company incorrectly applied revenue recognition standards to certain contracts. In addition, the Company incorrectly recorded certain costs which led to inaccurate recording of revenue. The material weaknesses impacted the completeness and existence of revenue and related costs, and the balance sheet presentation and disclosure of revenue related accounts. Specifically, the following accounts were impacted: Accounts Receivable; Advance Billings; Work in Progress; Sales to be Billed; Deferred Revenue; Accounts Payable; Accruals; and Direct Costs. As a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Income Taxes

The Company did not maintain effective controls over the recording of income taxes payable, deferred income tax assets and liabilities and the income tax provision. Specifically, it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Further, the Company’s processes, procedures and controls related to the preparation and review of the income tax accounts were not effective. As a result of these deficiencies, errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Lease Accounting

As a result of certain control deficiencies described in the Control Environment, and Financial Reporting Close Process, certain of the Company’s accounting policies for leases and leasehold improvements were incorrect. The accounts impacted were Leasehold Improvements, Accumulated Depreciation, Occupancy Costs, Amortization, Other Liabilities and Deferred Rent. As a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Segregation of Duties

The Company has deficient controls within its accounting and finance departments and its financial information systems over segregation of duties and user access respectively. Specifically, certain duties within the accounting and finance department were not properly segregated, including payroll. In addition, the Company identified instances whereby personnel had the ability to initiate transactions or accounting entries within certain financial reporting applications that were not compatible with their other roles and responsibilities. None of the segregation of duty or access control deficiencies resulted in a misstatement to the financial statements. However, in combination with the Control Environment and Financial Reporting Close Process deficiencies, these deficiencies result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Information Technology General Controls

The Company has determined that many of its information systems are subject to general control deficiencies. When aggregated, these represent a material weakness in the Company’s Control Environment because of the pervasiveness and significance of the deficiencies. Specifically, these deficiencies are as follows:

1.                The Company did not maintain effective controls over certain spreadsheets. Specifically, the Company’s controls over the completeness, accuracy, validity, restricted access, and the review of certain spreadsheets used in the period-end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed;

2.                Change management procedures were not well defined and implemented;

3.                Access controls were not well maintained; and

4.                Procedures over the restoration of backups were not well defined, specifically, process documentation, restoration testing, and storage of restoration materials.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting, which report is included on page 67.

(c) Changes in Internal Control Over Financial Reporting

We currently are designing and implementing improved controls to address the material weaknesses described above. Since September 30, 2004, the Company has taken (and, in certain cases, is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address the material weaknesses identified above. Specifically the Company;

1.                Has hired a Chief Accounting Officer (effective April 1, 2005) with US GAAP experience. The Company has also hired additional resources, and continues to actively pursue additional personnel with US GAAP experience in its accounting and finance departments at the Company’s operating subsidiaries and corporate head office;

2.                Is pursuing additional resources with experience in Information Systems

3.                Has developed and is distributing accounting policies in a number of areas that address these material weaknesses;

4.                Is continuing to refine procedures for ensuring appropriate documentation of significant transactions and application of accounting standards to ensure compliance with US GAAP;

5.                Is improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management’s accounting entries and significant transactions;

6.                Has enhanced its Whistleblower procedures through an anonymous telephone hotline with an external service provider;

7.                Has hired and will continue to hire additional resources to support management’s process for evaluating internal controls over financial reporting including professional third party consultants; and

8.                Has formed a management Disclosure Committee.

The Company continues to dedicate significant personnel and financial resources to the ongoing development and implementation of a plan to remediate its material weaknesses in internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MDC Partners Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MDC Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

Control Environment

The control environment did not sufficiently promote effective internal control over financial reporting throughout the management structure. The following control deficiencies, in aggregate, represent a material weakness in the Control Environment:

1.                Ineffective education and communication with respect to the Code of Conduct,  ineffective Whistleblowing procedures, and inconsistent implementation of management override controls;

2.                Lack of human resource procedures, specifically, communication of responsibilities and accountabilities, training, and implementation of employee background checks;

3.                Inconsistent assignment and application of authorities over the acquisition, disposition, and use of the Company’s assets, including expenditures;

4.                Incomplete implementation of management’s fraud risk assessment and prevention program; and

5.                Ineffective determination and application of US GAAP accounting policies, in certain circumstances.

None of these control deficiencies by themselves directly resulted in a misstatement to the financial statements, however, this material weakness was an important contributing factor in the other material weaknesses described below.

Financial Reporting Close Process

The Company’s controls over the financial reporting close process were not consistently applied. As a result, the Company has a material weakness related to its ability to compile and review accurate financial statements on a timely basis. Specifically, these control deficiencies comprise instances of insufficient:

1.                Documentation to support accounting entries;

2.                Review and supervision within the accounting and finance department;

3.                Preparation and review of account reconciliations;

4.                Review and approval of journal entries; and

5.                Communication and reconciliation of Corporate level entries that are subsequently recorded by the subsidiaries.

As a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Accounting For Complex and Non Routine Transactions

The Company has a material weakness with respect to accounting for complex and non routine transactions. The Company did not properly assess the roles and responsibilities within the accounting and finance department, and did not provide sufficient training to accounting personnel. The Company did not have a sufficient number of finance personnel, sufficient technical accounting knowledge, and appropriate procedures to address and review complex and non-routine accounting matters. Specifically, these matters involve accounting for:

•                    Stock Based Compensation;

•                    Business Combinations;

•                    Investments;

•                    Foreign Exchange;

•                    Equity Transactions; and

•                    Debt.

The deficiencies impacted the following accounts: Goodwill, Investment in Affiliates, Other Intangible Assets, Long-Term Debt, Convertible Notes, Minority Interest, Shareholder’s Equity, Amortization—Intangibles, Deferred Finance Costs, Foreign Currency Translation Adjustment, Gain on Sale of Assets and Settlement of Long-Term Debt. This material weakness resulted in material misstatements in the financial statements for the year ended December 31, 2003, and periods ended March 31, 2004 and June 30, 2004. As a result of these misstatements, the Company restated its previously issued financial statements for the relevant periods. In addition, as a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Revenue Recognition and Accounting for Related Costs

As a result of certain deficiencies described in the Control Environment and Financial Reporting Close Process, the Company has a material weakness with respect to revenue recognition and accounting for related costs in accordance with the SEC’s Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, and as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables:

Secure Products International

The Company incorrectly applied revenue recognition standards to certain contracts. The impacted accounts were Revenue, Cost of Goods Sold, Inventory, and Deferred Revenue. This material weakness resulted in material misstatements in the financial statements for the years ended December 31, 2003, 2002, and 2001 and periods ended March 31, 2004 and June 30, 2004. As a result of these misstatements, the Company restated its previously issued financial statements for the relevant periods. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Marketing Communications

The Company incorrectly applied revenue recognition standards to certain contracts. In addition, the Company incorrectly recorded certain costs which led to inaccurate recording of revenue.  The material weaknesses impacted the completeness and existence of revenue and related costs, and the balance sheet presentation and disclosure of revenue related accounts.  Specifically, the following accounts were impacted: Accounts Receivable; Advance Billings; Work in Progress; Sales to be Billed; Deferred Revenue; Accounts Payable; Accruals; and Direct Costs. As a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Income Taxes

The Company did not maintain effective controls over the recording of income taxes payable, deferred income tax assets and liabilities and the income tax provision.  Specifically, it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Further, the Company’s processes, procedures and controls related to the preparation and review of the income tax accounts were not effective. As a result of these deficiencies, errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Lease Accounting

As a result of certain control deficiencies described in the Control Environment, and Financial Reporting Close Process, certain of the Company’s accounting policies for leases and leasehold improvements were incorrect. The accounts impacted were Leasehold Improvements, Accumulated Depreciation, Occupancy Costs, Amortization, Other Liabilities and Deferred Rent. As a result of these control deficiencies, material errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Segregation of Duties

The Company has deficient controls within its accounting and finance departments and its financial information systems over segregation of duties and user access respectively. Specifically, certain duties within the accounting and finance department were not properly segregated, including payroll. In addition, the Company identified instances whereby personnel had the ability to initiate transactions or accounting entries within certain financial reporting applications that were not compatible with their other roles and responsibilities. None of the segregation of duty or access control deficiencies resulted in a misstatement to the financial statements. However, in combination with the Control Environment and Financial Reporting Close Process deficiencies, these deficiencies result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Information Technology General Controls

The Company has determined that many of its information systems are subject to general control deficiencies. When aggregated, these represent a material weakness in the Company’s Control Environment because of the pervasiveness and significance of the deficiencies. Specifically, these deficiencies are as follows:

1.                The Company did not maintain effective controls over certain spreadsheets. Specifically, the Company’s controls over the completeness, accuracy, validity, restricted access, and the review of certain spreadsheets used in the period-end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed;

2.                Change management procedures were not well defined and implemented;

3.                Access controls were not well maintained; and

4.                Procedures over the restoration of backups were not well defined, specifically, process documentation, restoration testing, and storage of restoration materials.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for year ended December 31, 2004 of MDC Partners Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated April 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the control criteria, MDC Partners Inc. has not maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Toronto, Ontario
July 25, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: July 25, 2005		/s/
	By:	Name: Miles S. Nadal
	Title:	Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/	Chairman, President andChief Executive Officer
(Miles S. Nadal)		July 25, 2005
/s/	Executive Vice President and Vice Chairman (principal financial officer)
(Steven Berns)		July 25, 2005
/s/	Senior Vice President and Chief Accounting Officer
(Michael Sabatino)		July 25, 2005
/s/	Presiding Director
(Thomas N. Davidson)		July 25, 2005
/s/	Director
(Guy P. French)		July 25, 2005
/s/	Director
(Richard R. Hylland)		July 25, 2005
/s/	Director
(Robert Kamerschen)		July 25, 2005
/s/	Director
(Michael J. Kirby)		July 25, 2005
/s/	Vice Chairman of the Board
(Stephen M. Pustil)		July 25, 2005
/s/	Director
(Francois R. Roy)		July 25, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2004);
3.2	General By-law No. 1, dated June 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 4, 2004);
3.3	Articles of Continuance dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2004);
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

10.13	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2004);
10.14	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);

10.15	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);
14.1	Code of Conduct of MDC Partners Inc. (2005) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 18, 2005);
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on April 18, 2005);
23.1	Consent of Independent Registered Public Accounting Firm*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Executive Vice President and Vice Chairman pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002*;
32.2	Certification by Executive Vice President and Vice Chairman pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

*                    Filed electronically herewith.