Form 10-K/A
period 2004-12-31
MDC PARTNERS INC
filed 2005-07-28
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

Explanatory Note

MDC Partners Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2004, solely to amend the Exhibit Index to include Exhibit 23.2, the Consent of BDO Dunwoody LLP (the Company’s former independent registered public accounting firm).

2

PART II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.

Date: July 28, 2005	By:	/s/ Miles S. Nadal
Name: Miles S. Nadal
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miles S. Nadal	Chairman, President and Chief Executive	July 28, 2005
(Miles S. Nadal)	Officer

/s/ Steven Berns	Executive Vice President and Vice	July 28, 2005
(Steven Berns)	Chairman (principal financial officer)

/s/ Michael Sabatino	Senior Vice President and Chief	July 28, 2005
(Michael Sabatino)	Accounting Officer

/s/ Thomas N. Davidson	Presiding Director	July 28, 2005
(Thomas N. Davidson)

/s/ Guy P. French	Director	July 28, 2005
(Guy P. French)

/s/ Richard R. Hylland	Director	July 28, 2005
(Richard R. Hylland)

/s/ Robert Kamerschen	Director	July 28, 2005
(Robert Kamerschen)

/s/ Michael J. Kirby	Director	July 28, 2005
(Michael J. Kirby)

/s/ Stephen M. Pustil	Vice Chairman of the Board	July 28, 2005
(Stephen M. Pustil)

/s/ Francois R. Roy	Director	July 28, 2005
(Francois R. Roy)

3

EXHIBIT INDEX

Exhibit No.		Description

3.1		Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2004);

3.2		General By-law No. 1, dated June 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 4, 2004);

3.3		Articles of Continuance dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed August 4, 2004);

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

10.	1.1

Underwriting Agreement made as of November 20, 2003 between MDC Corporation Inc., among others, and the Underwriters to issue adjustable rate exchangeable securities (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed May 10, 2004);

10.	1.2

Underwriting agreement made as of July 18, 2003 between MDC Corporation Inc., among others, and the Underwriters to sell Custom Direct Income Fund Trust units (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed May 10, 2004);

10.	1.3

Acquisition Agreement made as of May 15, 2003 between MDC Corporation and Custom Direct Income Fund, among others (incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-Q filed May 10, 2004);

10.	1.4

Amending Agreement to the Acquisition Agreement dated May 15, 2003, made as of May 29, 2003 between MDC Corporation Inc. and Custom Direct Income Fund, among others (incorporated by reference to Exhibit 10.1.4 to the Company’s Form 10-Q filed May 10, 2004);

10.	1.5

Amending Agreement made July 25, 2003 to the Underwriting Agreement made July 18, 2003 between MDC Corporation Inc, among others, and the Underwriters (incorporated by reference to Exhibit 10.1.5 to the Company’s Form 10-Q filed May 10, 2004);

10.	2	Employment Agreement – Peter Lewis dated July 19, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2004);

10.	2.1	Management Services Agreement between MDC Partners Inc. and Peter M. Lewis, dated May 20, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s 10-Q filed August 4, 2004);

10.	3	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2004);

10.	4	Employment Agreement between the Company and Graham Rosenberg, dated October 1, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed May 10, 2004);

10.	5	Employment Agreement between the Company and Walter Campbell, dated May 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 10, 2004);

10.	6	Management Services Agreement relating to employment of Miles Nadal, dated January 1, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 10, 2004);

10.	6.1	Letter Agreement between the Company and Miles Nadal, dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);

10.	7	Employment Agreement between the Company and Steven Berns, dated August 25, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed December 20, 2004);

10.	8	Employment Agreement between the Company and Mitchell Gendel, dated November 17, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 18, 2005);

10.	9	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 18, 2005);

10.	10.1	Amended and Restated Stock Option Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 10, 2004);

10.	10.2	Stock Appreciation Rights Plan dated as of April 22, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 10, 2004);

10.	11

Credit Agreement made June 10, 2004 between MDC Partners Inc, as borrower, The Toronto-Dominion Bank, as Lead Arranger, Sole Bookrunner and administration agent, and the Lenders (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q fi1ed August 4, 2004);

10.	12

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

10.	13	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 24, 2004);

10.	14	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);

10.	15	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);

14.	1	Code of Conduct of MDC Partners Inc. (2005) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 18, 2005);

21.	1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on April 18, 2005);

23.	1	Consent of Independent Registered Public Accounting Firm (KPMG LLP);

23.	2	Consent of Independent Registered Public Accounting Firm (BDO Dunwoody LLP)*;

31.	1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.	2	Certification by Executive Vice President and Vice Chairman pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.	1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002*;

32.	2	Certification by Executive Vice President and Vice Chairman pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

* Filed electronically herewith.