Form 10-Q
period 2005-06-30
MDC PARTNERS INC
filed 2005-08-09
CIK 876883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13178

MDC Partners Inc.

(Exact name of registrant as specified in its charter)

Canada	98-0364441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Hazelton Avenue Toronto, Ontario, Canada	M5R 2E3
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☐ No ☐

The numbers of shares outstanding as at August 5, 2005 were: 23,434,757 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

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
Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004
Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and June 30, 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Services	$91,795	$57,488	$167,005	$107,824
Products	16,687	17,233	33,858	35,270
	108,482	74,721	200,863	143,094
Operating Expenses:
Cost of services sold (1)	53,838	34,614	101,538	71,206
Cost of products sold	11,473	10,386	22,356	21,561
Office and general expenses (2)	32,231	21,229	62,866	43,801
Depreciation and amortization	7,390	2,866	11,905	5,236
	104,932	69,095	198,665	141,804

Operating Income	3,550	5,626	2,198	1,290

Other Income (Expenses):
Other income (expense) and settlement of long-term debt	907	(98)	964	16,224
Foreign exchange gain	99	288	279	458
Interest expense	(2,312)	(2,303)	(3,648)	(5,062)
Interest income	184	50	246	471
	(1,122)	(2,063)	(2,159)	12,091

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	2,428	3,563	39	13,381
Income Taxes (Recovery)	(1,626)	(589)	(2,597)	(392)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests	4,054	4,152	2,636	13,773
Equity in Earnings of Non-Consolidated Affiliates	91	1,343	275	2,884
Minority Interests in Income of Consolidated Subsidiaries	(5,493)	(2,343)	(8,042)	(3,640)

Income (Loss) from Continuing Operations	(1,348)	3,152	(5,131)	13,017
Discontinued Operations	384	(2,220)	384	(3,620)

Net Income (Loss)	$(964)	$932	$(4,747)	$9,397

Earnings (Loss) Per Common Share:
Basic:
Continuing Operations	$(0.06)	$0.14	$(0.23)	$0.64
Discontinued Operations	0.02	(0.10)	0.02	(0.18)
Net Income (Loss)	$(0.04)	$0.04	$(0.21)	$0.46
Diluted:
Continuing Operations	$(0.06)	$0.13	$(0.23)	$0.57
Discontinued Operations	0.02	(0.09)	0.02	(0.15)
Net Income (Loss)	$(0.04)	$0.04	$(0.21)	$0.42

Weighted Average Number of Common Shares:
Basic	23,521,175	21,772,706	22,867,842	20,388,169
Diluted	23,521,175	23,727,869	22,867,842	24,238,957

(1)                               Includes stock-based compensation of $36 and of $146, and $69 and $202, respectively, in each of the three month periods ended June 30, 2005 and 2004 and in each of the six month periods ended June 30, 2005 and 2004, respectively.

(2)                               Includes stock-based compensation of $768 and a recovery of $1,206, and $1,725 and $4,797, respectively, in each of the three month periods ended June 30, 2005 and 2004 and in each of the six month periods ended June 30, 2005 and 2004, respectively.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$16,114	$22,673
Accounts receivable, net	111,892	111,399
Expenditures billable to clients	12,193	8,296
Inventories	10,421	10,792
Prepaid and other current assets	5,800	3,849

Total Current Assets	156,420	157,009

Fixed Assets, net	62,702	55,365
Investment in Affiliates	10,339	10,771
Goodwill	193,635	146,494
Other Intangible Assets, net	61,954	47,273
Deferred Tax Asset	15,746	12,883
Assets Held for Sale	—	622
Other Assets	10,884	7,438

Total Assets	$511,680	$437,855

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short term debt	$7,364	$6,026
Accounts payable	69,842	77,425
Accruals and other liabilities	62,048	58,347
Advance billings, net	45,507	46,090
Current portion of long-term debt	3,480	3,218
Deferred acquisition consideration	416	1,775

Total Current Liabilities	188,657	192,881

Long-Term Debt	117,172	50,320
Liabilities Related to Assets Held for Sale	—	867
Other Liabilities	7,465	4,857
Deferred Tax Liabilities	760	854

Total Liabilities	314,054	249,779

Minority Interests	44,981	45,052

Commitments, Contingencies and Guarantees (Note 12)

Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 23,434,757 and 21,937,871 shares issued in 2005 and 2004	178,573	164,064
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2005 and 2004, each convertible into one Class A share	1	1
Share capital to be issued, 266,856 shares in 2005 and 2004	3,909	3,909
Additional paid-in capital	18,978	17,113
Deficit	(49,830)	(45,083)
Accumulated other comprehensive income	1,014	3,020
Total Shareholders’ Equity	152,645	143,024
Total Liabilities and Shareholders’ Equity	$511,680	$437,855

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of United States dollars)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(4,747)	$9,397
Income (loss) from discontinued operations	384	(3,620)
Income (loss) from continuing operations	(5,131)	13,017
Adjustments for non-cash items:
Stock-based compensation	1,794	4,999
Depreciation and amortization	11,905	5,236
Amortization of deferred finance charges	588	3,063
Deferred income taxes	(2,957)	510
Foreign exchange	(279)	(458)
Other income and settlement of long-term debt	(117)	(18,146)
Earnings of non-consolidated affiliates	(275)	(2,884)
Minority interest and other	(138)	97
Changes in non-cash working capital	(8,813)	(6,215)
Net cash used in operating activities	(3,423)	(781)
Cash flows from investing activities:
Capital expenditures	(6,777)	(7,983)
Acquisitions, net of cash acquired	(53,560)	(5,739)
Proceeds of dispositions	250	—
Distributions from non-consolidated affiliates	536	4,181
Other assets, net	—	349
Net cash used in investing activities	(59,551)	(9,192)
Cash flows from financing activities:
Increase in bank indebtedness	1,338	—
Proceeds from issuance of long-term debt	62,223	2,007
Repayment of long-term debt	(3,627)	(4,185)
Issuance of share capital	16	3,245
Deferred financing costs	(3,316)	—
Purchase of share capital	—	(5,117)
Net cash provided by (used in) financing activities	56,634	(4,050)
Effect of exchange rate changes on cash and cash equivalents	(358)	9
Effect of discontinued operations	139	(3,173)
Net decrease in cash and cash equivalents	(6,559)	(17,187)
Cash and cash equivalents at beginning of period	22,673	65,334
Cash and cash equivalents at end of period	$16,114	$48,147

Supplemental disclosures:
Cash income taxes paid	$565	$949
Cash interest paid	$2,790	$4,312
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$14,493	$18,860
Share capital issued, on settlement of convertible debenture	$—	$34,919
Stock-based awards issued, on acquisitions	$—	$1,315
Note receivable exchanged for shares in subsidiary	$122	$—
Settlement of debt with investment in affiliate
Reduction in exchangeable securities	$—	$(33,991)
Proceeds on sale of investment	$—	$33,991

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

1.                                      Basis of Presentation

MDC Partners Inc. (the “Company”) has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”) have been condensed or omitted pursuant to these rules.

The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the June 30, 2004 and December 31, 2004 reported amounts to conform them to the June 30, 2005 presentation.  Reclassifications consisted of (i) a reclassification of $36,292 between “accrued and other liabilities” and “advance billings, net” to properly reflect the nature of the liabilities related to pre-billed media amounts at December 31, 2004 and (ii) a reclassification amongst operating expenses to show cost of sales for both services and products revenue separately for the three month and six month periods ended June 30, 2004.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the year ended December 31, 2004.

Results of operations for interim periods are not necessarily indicative of annual results.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company’s financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005.  This required disclosure for the three months and six months ended June 30, 2005 and 2004 is set out in Note 15.

2.             Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of MDC Partners Inc. and its domestic and international controlled subsidiaries that are not considered variable interest entities, some of which the Company wholly owns and others which are majority owned and variable interest entities for which the Company is the primary beneficiary.  Intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk. The Company provides marketing communications services and secure products to over 200 clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as its largest client accounted for less than 10% of the Company’s consolidated revenue for the six months ended June 30, 2005.  No client accounted for 10% or more of consolidated revenues in the comparable period in 2004.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.  Included in cash and cash equivalents at June 30, 2005 and December 31, 2004, is $6,098 and $2,836, respectively, of cash restricted as to withdrawal pursuant to various agreements.

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

The table below summarizes the quarterly pro forma effect for the three months and six months ended June 30, 2005 and 2004, respectively, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(964)	$932	$(4,747)	$9,397

Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	170	293	361	669
Net income (loss) pro forma	$(1,134)	$639	$(5,108)	$8,728

Basic net income (loss) per share, as reported	$(0.04)	$0.04	$(0.21)	$0.46
Basic net income (loss) per share, pro forma	$(0.05)	$0.03	$(0.23)	$0.43
Diluted net income (loss) per share, as reported	$(0.04)	$0.04	$(0.21)	$0.42
Diluted net income (loss) per share, pro forma	$(0.05)	$0.03	$(0.23)	$0.36

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected dividend	0.00%	0.00%	0.00%	0.00%
Expected volatility	40%	40%	40%	40%
Risk-free interest rate	3.3%	3.30%	3.3%	3.30%
Expected option life in years	3	5	3	5
Weighted average stock option fair value per option granted	$3.74	$4.98	$3.78	$5.11

Derivative Financial Instruments. The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for the change in fair value of the derivative depends on whether the instrument qualifies for and has been designated as a hedging relationship and on the type of hedging relationship. There are three types of hedging relationships: a cash flow hedge, a fair value hedge and a hedge of foreign currency exposure of a net investment in a foreign operation. The designation is based upon the exposure being hedged. Derivatives that are not hedges, or become ineffective hedges, must be adjusted to fair value through earnings.

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at C$45,000 and at $36,452, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1,800 and will pay interest of $1,503 per annum.  The Swap contract matures June 30, 2008.

At June 30, 2005, the Swap fair value was estimated to be an obligation of $182 and is reflected in other liabilities on the Company’s balance sheet at that date, with a corresponding charge to interest expense.

This derivative is held as part of a net investment currency exposure hedging program.  The Company only enters into derivatives for purposes other than trading.

Put Options. The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms.  The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 12.

The Company accounts for the put options with a charge to minority interest expense to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the minority shares at the date of the option being exercised – i.e. the loss on the put.  No recognition is given to any gain on the put option (i.e. if the estimated exercise price is less than the estimated fair value of the minority interest shares).  The estimated exercise price is determined based on defined criteria pursuant to each arrangement.  The commitment is calculated at each reporting period based on the earliest contractual exercise date.  The estimated fair value of the minority interest shares is based on a overall enterprise value determined by a multiple of historical and projected future earnings.

3.             Earnings Per Common Share.

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Numerator
Numerator for basic earnings per common share - income (loss) from continuing operations	$(1,348)	$3,152	$(5,131)	$13,017
Effect of dilutive securities:
Interest expense on convertible debentures, net of taxes of nil	—	—	—	853
Numerator for diluted earnings per common share - income (loss) from continuing operations plus assumed conversion	$(1,348)	$3,152	$(5,131)	$13,870
Denominator
Denominator for basic earnings per common share - weighted average common shares	23,521,175	21,772,706	22,867,842	20,388,169
Effect of dilutive securities:
7% convertible debentures	—	—	—	1,768,907
8% convertible debentures	—	—	—	—
Warrants	—	—	—	—
Employee stock options, warrants, and stock appreciation rights	—	1,955,163	—	2,081,881
Dilutive potential common shares	—	1,955,163	—	3,850,788
Denominator for diluted earnings per common share - adjusted weighted shares and assumed conversions	23,521,175	23,727,869	22,867,842	24,238,957
Basic earnings (loss) per common share from continuing operations	$(0.06)	$0.14	$(0.23)	$0.64
Diluted earnings (loss) per common share from continuing operations	$(0.06)	$0.13	$(0.23)	$0.57

The effect of the convertible debentures in the diluted earnings per common share calculation is accounted for using the “if converted” method.  Under that method, the 7% convertible debentures are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of 95% of the twenty day weighted average trading price of the Class A subordinate voting share on The Toronto Stock Exchange prior to conversion or period end, and interest expense, net of taxes, related to the convertible debentures is added back to net income.

The 8% convertible debentures, options and other rights to purchase 4,995,232 and 4,960,105 shares of common stock were outstanding during the three months ended and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per common share because either the exercise prices were greater than the average market price of the common shares and / or their effect would be antidilutive.  Similarly, during the three months ended June 30, 2004, options and other rights to purchase 964,716 shares of common stock were outstanding but were not included in the computation of diluted earnings per common share because either the exercise prices were greater than the average market price of the common shares and / or their effect would be antidilutive.

4.             Acquisitions

2005 Second Quarter Acquisitions

Zyman Group Acquisition

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 class A shares of the Company, valued at $11,256 based on the share price on or about the announcement date.  Related transaction costs of approximately $977 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the 12-month period ending June 30, 2006 and/or June 30, 2007.  As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

In connection with the Zyman Group acquisition, the Company, Zyman Group and the other unitholders of Zyman Group entered into a new Limited Liability Company Agreement (the “LLC Agreement”).  The LLC Agreement sets forth certain economic, governance and liquidity rights with respect to Zyman Group.  Zyman Group initially has seven managers, four of whom were appointed by the Company.  Pursuant to the LLC Agreement, the Company will have the right to purchase, and may have an obligation to purchase, for a combination of cash and shares, additional membership units of Zyman Group from the other members of Zyman Group, in each case, upon the occurrence of certain events or during certain specified time periods.

The Zyman Group name is well recognized for strategic marketing consulting and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the MDC Partners Marketing Communications segment of businesses.

The Zyman Group acquisition was accounted for as a purchase business combination.  The purchase price of the net assets acquired in this transaction is $64,622.  The preliminary allocation of the cost of the acquisition to the fair value of net assets acquired and minority interests is as follows:

Cash and cash equivalents	$5,653
Accounts receivable and other current assets	6,974
Fixed assets and other assets	7,785
Goodwill (tax deductible)	45,000
Intangible assets	20,143
Accounts payable, accrued expenses and other liabilities	(7,366)
Total debt	(8,524)
Minority interest at carrying value	(5,043)
Total cost of the acquisition	$64,622

Identifiable intangible assets, estimated to be $20,143, are comprised primarily of customer relationships and related backlog and trademarks. The allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.  The Company’s condensed consolidated financial statements include Zyman Group’s results of operations subsequent to its acquisition on April 1, 2005.

During the first five years of the LLC Agreement, the Company’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership.  On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group, which as at June 30, 2005 approximates  a priority return of $12.7  million.  Thereafter, based on calculations set forth in the LLC Agreement, the Company’s share of remaining Zyman Group profits in excess of a predetermined threshold, may be disproportionately less than its equity ownership in Zyman Group.  Specifically, on an annual basis, if Zyman’s operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement, and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

Other Acquisitions

Also during the quarter ended June 30, 2005, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (0.3%) and Banjo Strategies Entertainment LLC (7.2%).  In aggregate, the Company paid $143 in cash for these incremental ownership interests.

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

Under the terms of the agreement, the selling interestholders of KBP could receive additional cash and/or share consideration totaling an additional $735, based upon the achievement of certain pre-determined earnings targets.  Effective December 31, 2004, this earnings contingency was resolved and the additional consideration of $735 and $47 in additional transaction costs incurred was recorded as goodwill.  During the quarter ended June 30, 2005, as settlement of this obligation, $752 was paid in the form of 73,541 common shares of the Company, and $7 was paid in cash increasing the related goodwill by $24 in the same period.

Accent Marketing Services

On March 29, 2004, the Company acquired an additional 39.3% ownership interest in the Accent Marketing Services LLC (“Accent”), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%.  The Company paid $1,444 in cash, issued, (or will issue), 1,103,331 shares of the Company’s common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the announcement date), and incurred transaction costs of approximately $99.  Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent at the option of the Company, based upon achievement of certain pre-determined earnings targets for the year ended March 31, 2005.  Based on the calculation of these targets, during the second quarter of 2005 additional consideration of $2,485 was paid in the form of 280,970 common shares of the Company which has been accounted for as additional goodwill.  This acquisition was accounted for as a purchase and accordingly, the Company’s consolidated financial statements, which have consolidated Accent’s financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

Other Acquisitions

In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC (“CF”) in a transaction accounted for under the equity method of accounting.  Also during the quarter ended March 31, 2004, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (4.7%) and Targetcom LLC (20%), as well as several other insignificant investments.  In aggregate, the Company paid $3,489 in cash and incurred transaction costs of approximately $213.  Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain pre-determined cumulative earnings targets.  Based on current earnings levels, the additional consideration is estimated to be nil.  Such contingent consideration, if any, will be accounted for as goodwill when the contingency is resolved.

2004 Second Quarter Acquisitions

On April 14, 2004, the Company acquired a 65% ownership interest in henderson bas (“HB”) in a transaction accounted for under the purchase method of accounting.  On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. (“BMD”) in a transaction accounted for under the purchase method of accounting.  During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC (“Mono”), a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC (“Banjo”), a variable interest entity in which the Company is the primary beneficiary.  These transactions were all accounted for under the purchase method of accounting and are consolidated from the date of acquisition, with the exception of Mono, which is accounted for under the equity method.  For these acquisitions in aggregate, the Company paid $3,843 in cash and will pay a further $351 in cash in 2006, has issued warrants to purchase 90,000 shares of the Company’s common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $349.  Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after one to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration would be $2,400.  Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

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

Proforma Information

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 2005 and 2004 assume that the acquisition of the operating assets of the significant businesses acquired during 2005 and 2004 had occurred on January 1 of the respective year in which the business was acquired.  These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.  The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets acquired and liabilities assumed in acquisition.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Revenues	$215,249	$187,667
Net income (loss)	$(2,937)	$10,980
Earnings per common share:
Basic - net income (loss)	$(0.13)	$0.51
Diluted - net income (loss)	$(0.13)	$0.43

5.             Inventory

The components of inventory are listed below:

	June 30, 2005	December 31, 2004

Raw materials and supplies	$4,669	$4,191
Work-in-process	5,752	6,601
Total	$10,421	$10,792

6.             Discontinued Operations

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s former UK based marketing communications business, a wholly owned subsidiary named Mr. Smith Agency, Ltd.  (“Mr. Smith”) (formerly known as Interfocus Networks Limited).  The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith, and the remaining sale of assets was completed by the end of the second quarter of 2005. A gain was recognized in the second quarter of 2005 as a result of receivables previously written off being recovered and unsecured liabilities being written off on liquidation. No significant one-time termination benefits were incurred.  No other significant charges are expected to be incurred.

Included in discontinued operations in the Company’s consolidated statement of operations for the three months and six months ended June 30, 2005 and 2004 were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	—	$839	—	$2,461
Operating income (loss)	$384	$(2,233)	$384	$(3,607)
Gain on disposal of net assets	—	25	—	14
Interest expense and other	—	(12)	—	(27)
Net income (loss) from discontinued operations	$384	$(2,220)	$384	$(3,620)

As of June 30, 2005 and December 31, 2004, the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

	June 30, 2005	December 31, 2004

Assets held for sale:
Cash and cash equivalents	$—	$405
Receivables and other current assets	—	217
Total assets	$—	$622
Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$—	$867

7.             Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) for the period	$(964)	$932	$(4,747)	$9,397
Foreign currency cumulative translation adjustment	(1,461)	434	(2,006)	(685)
Comprehensive income (loss) for the period	$(2,425)	$1,366	$(6,753)	$8,712

8.             Short Term Debt, Long-Term Debt and Convertible Debentures

Long-term debt, including short term debt, consists of:

	June 30, 2005	December 31,2004

Short term debt	$7,364	$6,026
MDC revolving credit facility	71,500	46,000
8% convertible debentures	36,723	—
Notes payable and other bank loans	5,899	79
	121,486	52,015
Obligations under capital leases	6,530	7,459
	128,016	59,564
Less: Short term debt	7,364	6,026
Less: current portions	3,480	3,218
	$117,172	$50,320

Short term debt represents outstanding checks at the end of the reporting period.

Amendments to the MDC Revolving Credit Facility

On March 14, 2005, the Company amended certain of the terms and conditions of the MDC revolving credit facility (“Credit Facility”).  Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants. This amendment was necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility.

On March 31, 2005, the Company received a limited waiver from the lenders under its Credit Facility, pursuant to which the lenders agreed to give the Company until April 15, 2005 to deliver its financial statements for the quarter and year ended December 31, 2004.

In order to finance the Zyman Group acquisition (see Note 4), the Company entered into an amendment to its Credit Facility on April 1, 2005.  This amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Facility from $100,000 to $150,000, (ii) permission to consummate the Zyman Group acquisition, (iii) mandatory reductions of the total revolving commitments by $25,000 on June 30, 2005, $5,000 on September 30, 2005, $10,000 on December 31, 2005 and $10,000 on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants retroactive to March 31, 2005.

On May 9, 2005, the Company further amended the terms of its Credit Facility.  Pursuant to such amendment, among other things, the lenders (i) modified the Company’s total debt ratio covenant; and (ii) waived the default that occurred as a result of the Company’s failure to comply with its total debt ratio covenant solely with respect to the period ended March 31, 2005.

On June 6, 2005, the Company further amended its Credit Facility to permit the issuance of 8% convertible unsecured subordinated debentures (see below). In addition, pursuant to this amendment, the lenders (i) modified the definition of ‘‘Total Debt Ratio’’ to exclude the 8% convertible unsecured subordinated debentures from such definition, (ii) required a reduction of the revolving commitments under the Credit Facility from $150,000 to $116,200 effective June 28, 2005, the reduction being equal to the net proceeds received by the Company from the issuance of these debentures, (iii) imposed certain restrictions on the ability of the Company to amend the documentation governing the debentures, and (iv) modified the Company’s fixed charges ratio covenant, effective upon issuance of these debentures.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes the Company be will be in compliance with covenants over the next twelve months.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36,723 (C$45,000) (the “Debentures”).  The Debentures will mature on June 30, 2010. The Debentures will bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. The Company will use its reasonable best efforts to file with the SEC a resale registration statement for the Debentures and the underlying shares by September 30, 2005. In the event that the resale registration statement is not effective by December 31, 2005, additional amounts in respect of the Debentures will be payable such that the effect will be to increase the rate of interest by 0.50% for the first six month period following December 31, 2005, and, if the Company does not have an effective resale registration statement filed with the SEC by June 30, 2006, additional amounts in respect of the Debentures will be payable such that the effect will be to increase the rate of interest by an additional 0.50%. Such additional rates of interest will continue until the earlier of (a) the end of the six month period in which the Company has an effective resale registration statement filed with the SEC, or (b) June 30, 2007, at which time the interest rate will return to 8.00%. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $11.42 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $816 (C$1,000) principal amount of Debentures.

The Debentures may not be redeemed by the Company on or before June 30, 2008.  Thereafter, but prior to June 30, 2009, the Debentures may be redeemed, in whole or in part from time to time, at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, provided that the volume weighted average trading price of the Class A subordinate voting shares on the The Toronto Stock Exchange during a specified period is not less than 125% of the conversion price. From July 1, 2009 until the maturity of the Debentures the Debentures may be redeemed by the Company at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, if any.  The Company may elect to satisfy the redemption consideration, in whole or in part, by issuing Class A subordinate voting shares of the Company to the holders, the number of which will be determined by dividing the principal amount of the Debenture by 95% of the current market price of the Class A subordinate voting shares on the redemption date.  Upon the occurrence of a change of control of the Company involving the acquisition of voting control or direction over 50% or more of the outstanding Class A subordinate voting shares prior to June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount thereof plus an amount equal to the interest payments not yet received on the Debentures calculated from the date of the change of control to June 30, 2008, discounted at a specified rate. Upon the occurrence of a change of control on or after June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to the purchase date.

9.             Share Capital

During the quarter ended and six months ended June 30, 2005, Class A share capital increased by $14,509, as the Company issued 1,494,486 shares related to business acquisitions and 2,400 shares related to the exercise of stock options during the second quarter. During the quarter ended June 30, 2005 “Paid in capital” increased by $838 related to stock-based compensation that was expensed during the same period, of which $35 is included in equity in earnings of non-consolidated affiliates.  During the six months ended June 30, 2005 “Paid in capital” increased by $1,865 related to stock-based compensation that was expensed during the same period, of which $70 is included in equity in earnings of non-consolidated affiliates.

10.          Other Income (Expense) and Settlement of Long-Term Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

CDI Transactions:
Gain on sale of interests in Custom Direct Inc.	$—	$—	$—	$21,906
Loss on settlement of exchangeable debentures	—	—	—	(9,569)
Fair value adjustment on embedded derivative	—	—	—	3,974
Gain on recovery of an investment	790	—	790	—
Gain (loss) on sale of assets	117	(98)	174	(87)
	$907	$(98)	$964	$16,224

CDI Transactions

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

Gain on Recovery of an Investment

During the second quarter of 2005, the Company received partial payment on a portfolio investment in an amount equal to $790, which it had fully provided for in prior periods.

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

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2004, except as where indicated.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2005

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$91,795	$16,687	$—	$108,482

Operating Expenses:
Cost of services sold (1)	53,838	—	—	53,838
Cost of products sold	—	11,473	—	11,473
Office and general expense (1)	21,792	5,539	4,900	32,231
Depreciation and amortization	6,062	1,006	322	7,390
	81,692	18,018	5,222	104,932

Operating Profit (Loss)	$10,103	$(1,331)	$(5,222)	3,550

Other Income (Expense):
Other income				907
Foreign exchange gain				99
Interest expense, net				(2,128)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				2,428
Income Taxes (Recovery)				(1,626)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				4,054
Equity in Earnings of Non-Consolidated Affiliates (1)				91
Minority Interests in Income of Consolidated Subsidiaries				(5,493)

Loss from Continuing Operations				(1,348)
Income from Discontinued Operations				384

Net Loss				$(964)

Capital expenditures	$3,541	$905	$18	$4,464

Goodwill and intangibles	$255,531	$58	$—	$255,589

Total assets	$429,371	$54,008	$28,301	$511,680

(1) Includes stock-based compensation	$35	$—	$803	$838

Three Months Ended June 30, 2004

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$57,488	$17,233	$—	$74,721

Operating Expenses:
Cost of services sold (1)	34,614	—	—	34,614
Cost of products sold	—	10,386	—	10,386
Office and general expense (1)	13,550	5,470	2,209	21,229
Depreciation and amortization	2,033	807	26	2,866
	50,197	16,663	2,235	69,095

Operating Profit (Loss)	$7,291	$570	$(2,235)	5,626

Other Income (Expense):
Other expense				(98)
Foreign exchange gain				288
Interest expense, net				(2,253)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				3,563
Income Taxes (Recovery)				(589)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				4,152
Equity in Earnings of Non-Consolidated Affiliates				1,343
Minority Interests in Income of Consolidated Subsidiaries				(2,343)

Income from Continuing Operations				3,152
Loss on Discontinued Operations				(2,220)

Net Income				$932

Capital expenditures	$2,747	$2,187	$40	$4,974

Goodwill and intangibles	$125,723	$34	$—	$125,757

Total assets	$281,133	$51,050	$49,597	$381,780

(1) Includes stock-based compensation	$146	$—	$(1,206)	$(1,060)

Six Months Ended June 30, 2005

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$167,005	$33,858	$—	$200,863

Operating Expenses:
Cost of services sold (1)	101,538	—	—	101,538
Cost of products sold	—	22,356	—	22,356
Office and general expense (1)	40,599	11,343	10,924	62,866
Depreciation and amortization	9,480	2,069	356	11,905
	151,617	35,768	11,280	198,665

Operating Profit (Loss)	$15,388	$(1,910)	$(11,280)	2,198

Other Income (Expense):
Other income				964
Foreign exchange gain				279
Interest expense, net				(3,402)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				39
Income Taxes (Recovery)				(2,597)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				2,636
Equity in Earnings of Non-Consolidated Affiliates (1)				275
Minority Interests in Income of Consolidated Subsidiaires				(8,042)

Loss from Continuing Operations				(5,131)
Income from Discontinued Operations				384

Net Loss				$(4,747)

Capital expenditures	$5,045	$1,680	$52	$6,777

(1) Includes stock-based compensation	$70	$—	$1,794	$1,865

Six Months Ended June 30, 2004

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$107,824	$35,270	$—	$143,094

Operating Expenses:
Cost of services sold (1)	71,206	—	—	71,206
Cost of products sold	—	21,561	—	21,561
Office and general expense (1)	21,466	11,347	10,988	43,801
Depreciation and amortization	3,702	1,482	52	5,236
	96,374	34,390	11,040	141,804

Operating Profit (Loss)	$11,450	$880	$(11,040)	1,290

Other Income (Expense):
Gain on sale of assets and settlement of long-term debt				16,224
Foreign exchange gain				458
Interest expense, net				(4,591)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				13,381
Income Taxes (Recovery)				(392)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				13,773
Equity in Earnings of Non-Consolidated Affiliates				2,884
Minority Interests in Income of Consolidated Subsidiaries				(3,640)

Income from Continuing Operations				13,017
Loss on Discontinued Operations				(3,620)

Net Income				$9,397

Capital expenditures	$4,531	$3,460	$74	$8,065

(1) Includes stock-based compensation	$203	$—	$4,796	$4,999

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, for the three and six months ended June 30, is set forth in the following table.

	United States	Canada	Australia & The United Kingdom	Total
Revenue
Three Months Ended June 30,
2005	$81,376	$21,495	$5,611	$108,482
2004	$50,474	$19,325	$4,922	$74,721

Revenue
Six Months Ended June 30,
2005	$145,763	$43,240	$11,860	$200,863
2004	$94,699	$38,855	$9,540	$143,094

12.          Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions, additional consideration may be payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at June 30, 2005, of approximately $1,886 would be expected to be owing in 2005, of which $1,509 is expected to be payable in cash and $377 is expected to be paid in shares of the Company, respectively.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2005, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $84,900 to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries.  Of this amount, the Company is entitled, at its option, to fund approximately $16,646 by the issuance of share capital.  The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Approximately $9,700 of the estimated $84,900 that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” rights, relates to rights exercisable within the next 12 months.

Subsequent to June 30, 2005, the Company received a notice to exercise certain of these rights that are not currently reflected on the Company’s balance sheet at June 30, 2005.  (See Note 14).

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

Commitments. The Company has a commitment to fund $752 in an investment fund over a period of up to three years.  At June 30, 2005, the Company has $3,758 of outstanding letters of credit.

13.                               New Accounting Pronouncements

Effective in Future Periods

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19 , “Accounting for Derivative Financial Instruments Indexed to, and Potentially, Settled in, a Company’s Own Stock”.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, specifically provides that contracts issued or held by a reporting entity that are both indexed to its own stock and classified as equity in its balance sheet should not be considered derivative instruments. EITF Issue 00-19 provides guidance in determining whether an embedded derivative should be classified in stockholders’ equity if it were a freestanding instrument. Issue 00-19 contains an exception to its general requirements for evaluating whether, pursuant to SFAS No. 133, an embedded derivative indexed to a company’s own stock would be classified as stockholders’ equity. The exception applies to a “conventional convertible debt instrument” in which the holder may realize the value of the conversion option only by exercising the option and receiving all proceeds in a fixed number of shares or in the equivalent amount of cash (at the discretion of the issuer). The Task Force reached the following consensuses:

•                              The exception for “conventional convertible debt instruments” should be retained in Issue 00-19.

•                              Instruments providing the holder with an option to convert into a fixed number of shares (or an equivalent amount of cash at the issuer’s discretion) for which the ability to exercise the option feature is based on the passage of time or on a contingent event should be considered “conventional” for purposes of applying Issue 00-19.

•                              Convertible preferred stock having a mandatory redemption date may still qualify for the exception if the economic characteristics indicate that the instrument is more like debt than equity.

The foregoing consensuses should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”.  SFAS No. 13 , Accounting for Leases, requires that assets recognized under capital leases that do not (1) transfer ownership of the property to the lessee at the end of the lease term, or (2) contain a bargain purchase option, be amortized over a period limited to the lease term (which includes reasonably assured renewal periods). Though SFAS No. 13 does not explicitly address the amortization period for leasehold improvements on operating leases, in practice, leasehold improvements placed in service at or near the beginning of the initial lease term are amortized over the lesser of the lease term itself or the useful life of the leasehold improvement. The EITF reached the following consensuses regarding the amortization period for leasehold improvements on operating leases that are placed in service significantly after the start of the initial lease term:

•                              Such leasehold improvements acquired in a business combination should be amortized over the shorter of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods.

•                              Such other leasehold improvements (i.e., those not acquired in a business combination) placed in service significantly after the beginning of the lease term should be amortized over the lesser of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods, as of the date on which the leasehold improvements are purchased.

The consensuses should be applied to covered leasehold improvements acquired (either in a business combination or otherwise) in periods beginning after June 29, 2005; earlier application is permitted for periods for which financial statements have not yet been issued. The Company does not expect its financial statements to be significantly impacted by this statement.

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

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”.  (“SFAS 123R”) On April 14, 2005, the SEC amended the effective date such that the standard is effective no later than the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method.  In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123.  Although the Company is still evaluating the impact, due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

14.           Subsequent Event

During July 2005, Margeotes/Fertitta + Partners, LLC (“Margeotes”) completed an acquisition of the net assets of Powell LLC in exchange for cash and a 5% interest in Margeotes.  In addition, the seller may earn up to an additional $300 if certain financial performance criteria are met during the period August 1, 2005 through July 31, 2006.  In addition, in July 2005 the Company received notice that the remaining minority interest holder of Margeotes has exercised its put option.  The exercise price for the put option was $1,725, paid in cash, and the closing for such put option exercise was completed effective August 2, 2005.  As a result of these transactions, the Company now owns 95% of the equity interests in Margeotes.

Also during July 2005, Lifemed Media, Inc., a variable interest entity whose operations have been consolidated by the Company, completed a private placement that reduced the Company’s ownership in this entity from 38.0% to 18.3%.  As a result, it is expected that the Company will no longer be required to consolidate its interest in Lifemed Media and as such will carry it on the cost basis.

On August 8, 2005, the Company and the sellers of the Zyman Group, LLC agreed to amend certain terms of the original Membership Unit Purchase Agreement dated April 1, 2005.  Pursuant to such amendment, for purposes of calculating the potential 2005 and/or 2006 deferred payment, the applicable measurement periods were amended to be based on the 12-month period ended June 30, 2006 and the 12-month period ended June 30, 2007.

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

The reconciliation from US to Canadian GAAP, of the Company’s results of operations for the three and six months ended June 30, 2005 and 2004, the Company’s financial position as at June 30, 2005 and December 31, 2004 are set out below.

Convertible Debentures

Under US GAAP, the Debentures are classified entirely as debt as no beneficial conversion feature was determined at the date of issue.  Accordingly, interest expense is recorded based upon the effective interest rate associated with the underlying debt.

Under Canadian GAAP, the Debenture has been presented as a compound financial instrument.  Under Canadian GAAP, the Company is required to measure the convertible debenture in its component parts as a liability and as equity in accordance with the substance of the arrangement.  The Company has recorded an amount in equity representing the option value, as determined using the Black-Scholes option pricing model, of the conversion feature of the Debentures.  The residual amount has been allocated to the debt, being the present value of the principal repayments, resulting in a discount that is amortized to interest expense over the term to maturity of the Debenture.

Exchangeable Debentures

Under Canadian GAAP, EIC 117 prohibits the bifurcation of an embedded derivative within an exchangeable debenture instrument.  In addition under EIC 56, until such time as the exchange right is no longer contingent upon future events, no adjustment to the carrying value of the debentures to fair value of the underlying CDI units is necessary.  In February 2004, the debentures became exchangeable for CDI units and at that time the carrying value of the debenture was required to be increased by $7,647 to reflect the underlying market value of the CDI units, for which the debentures are exchangeable, with a corresponding charge to the statement of operations.

Under U.S. GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debentures and such amount cannot be deferred.  This results in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in 2004 of $3,673 immediately prior to settlement.

As a result of this difference, under Canadian GAAP, net earnings in the three months ended June 30, 2004 is lower than that reported under U.S. GAAP by $3,974, being the loss on the embedded derivative recognized in the prior period.

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

Stock-based Compensation

Under US GAAP, the Company accounted for the 2004 modification of the SAR awards as a settlement, measuring the incremental value of the awards based on the fair value of the modified awards on the date of modification.  Under Canadian GAAP, the Company measures the incremental value based on the fair value of the award on the date of grant.  The difference in measurement date results in a lower amount of additional compensation recorded under Canadian GAAP and a corresponding lower amount credited to additional paid-in capital.

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

Three Months Ended June 30, 2005

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-Based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$91,795	$—	$3,219	$95,014
Products	16,687	—	—	16,687
	108,482	—	3,219	111,701
Operating Expenses:	—
Cost of services sold	53,838	—	2,039	55,877
Cost of products sold	11,473	—	—	11,473
Office and general expenses	32,231	(206)	545	32,570
Depreciation and amortization	7,390	—	83	7,473
	104,932	(206)	2,667	107,393
Operating income	3,550	206	552	4,308

Other Income (Expense):
Foreign exchange and other gain (loss)	1,006	—	—	1,006
Interest expense	(2,312)	—	(118)	(2,430)
Interest income	184	—	46	230
	(1,122)	—	(72)	(1,194)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	2,428	206	480	3,114
Income Taxes (Recovery)	(1,626)	—	203	(1,423)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests	4,054	206	277	4,537
Equity in Affiliates	91	—	(277)	(186)
Minority Interests	(5,493)	—		(5,493)

Income (Loss) from Continuing Operations	(1,348)	206	—	(1,142)
Income from Discontinued Operations	384	—	—	384

Net Income (Loss)	$(964)	$206	$—	$(758)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.06)			$(0.05)
Discontinued Operations	0.02			0.02
Net Income (Loss)	$(0.04)			$(0.03)

Diluted
Continuing Operations	$(0.06)			$(0.05)
Discontinued Operations	0.02			0.02
Net Income (Loss)	$(0.04)			$(0.03)

Six Months Ended June 30, 2005

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-Based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$167,005	$—	$5,843	$172,848
Products	33,858	—	—	33,858
	200,863	—	5,843	206,706
Operating Expenses:		—
Cost of services sold	101,538	—	3,666	105,204
Cost of products sold	22,356	—	—	22,356
Office and general expenses	62,866	(479)	1,044	63,431
Depreciation and amortization	11,905	—	139	12,044
	198,665	(479)	4,849	203,035
Operating income	2,198	479	994	3,671

Other Income (Expense):
Foreign exchange and other gain (loss)	1,243	—	—	1,243
Interest expense	(3,648)	—	(199)	(3,847)
Interest income	246	—	59	305
	(2,159)	—	(140)	(2,299)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	39	479	854	1,372
Income Taxes (Recovery)	(2,597)	—	362	(2,235)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests	2,636	479	492	3,607
Equity in Affiliates	275	—	(492)	(217)
Minority Interests	(8,042)	—	—	(8,042)

Income (Loss) from Continuing Operations	(5,131)	479	—	(4,652)
Income from Discontinued Operations	384	—	—	384

Net Income (Loss)	$(4,747)	$479	$—	$(4,268)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.23)			$(0.21)
Discontinued Operations	0.02			0.02
Net Income (Loss)	$(0.21)			$(0.19)

Diluted
Continuing Operations	$(0.23)			$(0.21)
Discontinued Operations	0.02			0.02
Net Income (Loss)	$(0.21)			$(0.19)

As at June 30, 2005

(thousands of United States dollars)

	US GAAP	Convertible Debenture	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$16,114	$—	$—	$1,362	$17,476
Accounts receivable	111,892	—	—	2,559	114,451
Expenditures billable to clients	12,193	—	—	498	12,691
Inventories	10,421	—	—	—	10,421
Prepaid and other current assets	5,800	—	—	67	5,867

Total Current Assets	156,420	—	—	4,486	160,906

Fixed assets	62,702	—	—	3,379	66,081
Investment in Affiliates	10,339	—	—	(8,044)	2,295
Goodwill	193,635	—	—	5,750	199,385
Other Intangible Assets	61,954	—	—	736	62,690
Deferred Tax Assets	15,746	—	—	(345)	15,401
Other Assets	10,884	—	—	100	10,984

Total Assets	$511,680	$—	$—	$6,062	$517,742

Current Liabilities
Short term debt	$7,364	$—	$—	$—	$7,364
Accounts payable	69,842	—	—	757	70,599
Accruals and other liabilities	62,048	—	—	—	62,048
Advance billings	45,507	—	—	1,134	46,641
Current portion of long-term debt	3,480	—	—	129	3,609
Deferred acquisition consideration	416	—	—	—	416

Total Current Liabilities	188,657	—	—	2,020	190,677

Long-Term Debt	117,172	(9,105)	—	3,991	112,058
Other Liabilities	7,465	—	—	51	7,516
Deferred Tax Liabilities	760	—	—	—	760
Total Liabilities	314,054	(9,105)	—	6,062	311,011

Minority Interests	44,981	—	—	—	44,981

Shareholders’ Equity
Share capital	178,574	1,296	—	—	179,870
Share capital to be issued	3,909	—	—	—	3,909
Additional paid-in capital	18,978	9,105	(2,529)	—	25,554
Retained earnings (deficit)	(49,830)	(1,296)	(2,657)	—	(53,783)
Accumulated other comprehensive income (loss)	1,014	—	5,186	—	6,200

Total Shareholders’ Equity	152,645	9,105	—	—	161,750

Total Liabilities and Shareholders’ Equity	$511,680	$—	$—	$6,062	$517,742

Six Months Ended June 30, 2005

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
Operating activities
Net income	$(4,747)	$479	$—	$(4,268)
Income from discontinued operations	384	—	—	384
Income (Loss) from continuing operations	(5,131)	479	—	(4,652)
Stock-based compensation	1,795	(479)	—	1,316
Depreciation and amortization	11,905	—	139	12,044
Deferred finance charges	588	—	—	588
Deferred income taxes	(2,957)	—	362	(2,595)
Foreign exchange	(279)	—	—	(279)
Other income	(117)	—	—	(117)
Earnings of affiliates	(275)	—	492	217
Minority interest and other	(138)	—	—	(138)
Changes in non-cash working capital	(8,814)	—	(956)	(9,770)
	(3,423)	—	37	(3,386)

Investing activities
Capital expenditures	(6,777)	—	(120)	(6,897)
Acquisitions, net of cash acquired	(53,560)	—	—	(53,560)
Proceeds of disposition	250	—	—	250
Distributions from non-consolidated affiliates	536	—	(461)	75
Other assets, net	—	—	—	—
	(59,551)	—	(581)	(60,132)

Financing activities
Increase short term debt	1,338	—	—	1,338
Proceeds on issuance of long-term debt	62,223	—	—	62,223
Repayment of long-term debt	(3,627)	—	(85)	(3,712)
Issuance of share capital	16	—	—	16
Deferred financing costs	(3,316)	—	—	(3,316)
	56,634	—	(85)	56,549

Foreign exchange effect on cash and cash equivalents	(358)	—	—	(358)
Effect of discontinued operations	139	—	—	139
Net increase (decrease) in cash and cash equivalents	(6,559)	—	(629)	(7,188)

Cash and cash equivalents beginning of period	22,673	—	1,991	24,664
Cash and cash equivalents end of period	$16,114	$—	$1,362	$17,476

Three Months Ended June 30, 2004

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-based Compensation and Convertible Notes	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$57,488	$—	$7,263	$64,751
Products	17,233	—	—	17,233
	74,721	—	7,263	81,984
Operating Expenses:
Cost of services sold	34,614	(945)	2,850	36,519
Cost of products sold	10,386	—	—	10,386
Office and general expenses	21,229	—	1,848	23,077
Depreciation and amortization	2,866	—	182	3,048

	69,095	(945)	4,880	73,030

Operating Income	5,626	945	2,383	8,954

Other Income (Expenses):
Other income (expense)	(98)	—	—	(98)
Foreign exchange gain	288	—	—	288
Interest expense	(2,303)	197	(95)	(2,201)
Interest income	50	—	9	59
	(2,063)	197	(86)	(1,952)

Income Before Income Taxes, Equity in Affiliates and Minority Interests	3,563	1,142	2,297	7,002
Income Taxes	(589)	—	863	274

Income Before Equity in Affiliates and Minority Interests	4,152	1,142	1,434	6,728
Equity in Affiliates	1,343	—	(1,434)	(91)
Minority Interests	(2,343)	—	—	(2,343)

Income from Continuing Operations	3,152	1,142	—	4,294
Loss on Discontinued Operations	(2,220)	—	—	(2,220)

Net Income	$932	$1,142	$—	$2,074

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$0.14			$0.20
Discontinued Operations	(0.10)			(0.10)
Net Income (Loss)	$0.04			$0.10

Diluted
Continuing Operations	$0.13			$0.18
Discontinued Operations	(0.09)			(0.09)
Net Income (Loss)	$0.04			$0.09

Six Months Ended June 30, 2004

(thousands of United States dollars, except per share amounts)

	US GAAP	Convertible Notes	Embedded Derivative and Goodwill Charge	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$107,824	$—	$—	$13,840	$121,664
Products	35,270	—	—	—	35,270
	143,094			13,840	156,934
Operating Expenses:
Cost of services sold	71,206	(945)	—	5,173	75,434
Cost of products sold	21,561	—	—	—	21,561
Office and general expenses	43,801	—	—	3,426	47,227
Depreciation and amortization	5,236	—	—	300	5,536
	141,804	(945)	—	8,899	149,758
Operating Income	1,290	945	—	4,941	7,176

Other Income (Expenses):
Gain on sale of assets and other	16,224	—	(6,754)	—	9,470
Foreign exchange gain	458	—	—	—	458
Interest expense	(5,062)	718	—	(182)	(4,526)
Interest income	471	—	—	8	479
	12,091	718	(6,754)	(174)	5,881
Income Before Income Taxes, Equity in Affiliates and Minority Interests	13,381	1,663	(6,754)	4,767	13,057
Income Taxes	(392)	—		1,792	1,400

Income Before Equity in Affiliates and Minority Interests	13,773	1,663	(6,754)	2,975	11,657
Equity in Affiliates	2,884	—	—	(2,975)	(91)
Minority Interests	(3,640)	—	—	—	(3,640)

Income from Continuing Operations	13,017	1,663	(6,754)	—	7,926
Loss on Discontinued Operations	(3,620)				(3,620)

Net Income	$9,397	$1,663	$(6,754)	$—	$4,306

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$0.64				$0.38
Discontinued Operations	(0.18)				(0.18)
Net Income (Loss)	$0.46				$0.20

Diluted
Continuing Operations	$0.57				$0.34
Discontinued Operations	(0.15)				(0.15)
Net Income (Loss)	$0.42				$0.19

As at December 31, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$22,673	$—	$1,978	$24,651
Accounts receivable, net	111,399	—	1,928	113,327
Expenditures billable to clients	8,296	—	299	8,595
Inventories	10,792	—	—	10,792
Prepaid and other current assets	3,849	—	52	3,901

Total Current Assets	157,009	—	4,257	161,266

Fixed Assets, net	55,365	—	4,101	59,466
Investment in Affiliates	10,771	—	(8,289)	2,482
Goodwill	146,494	—	5,876	152,370
Intangibles	47,273	—	779	48,052
Deferred Tax Assets	12,883	—	21	12,904
Assets Held for Sale	622	—	—	622
Other Assets	7,438	—	106	7,544

Total Assets	$437,855	$—	$6,851	$444,706

LIABILITES AND SHARHOLDERS’ EQUITY
Current Liabilities
Short term debt	$6,026	$—	$—	$6,026
Accounts payable	77,425	—	1,467	78,892
Accruals and other liabilities	58,347	—	60	58,407
Advance billings	46,090	—	1,011	47,101
Current portion of long-term debt	3,218	—	125	3,343
Deferred acquisition consideration	1,775	—	—	1,775

Total Current Liabilities	192,881	—	2,663	195,544
		—	—	—
Long-Term Debt	50,320	—	4,136	54,456
Liabilities Related to Assets Held for Sale	867	—	—	867
Other Liabilities	4,857	—	52	4,909
Deferred Tax Liabilities	854	—	—	854

Total Liabilities	249,779	—	6,851	256,630
Minority Interests	45,052	—	—	45,052

Shareholders’ Equity
Share capital	164,065	1,296	—	165,361
Share capital to be issued	3,909	—	—	3,909
Additional paid-in capital	17,113	(2,050)	—	15,063
Retained earnings (deficit)	(45,083)	(4,432)	—	(49,515)
Accumulated other comprehensive income	3,020	5,186	—	8,206

Total Shareholders’ Equity	143,024	—	—	143,024
Total Liabilities and Shareholders’ Equity	$437,855	$—	$6,851	$444,706

Six Months Ended June 30, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation Convertible Notes	Proportionate Consolidation of Affiliates	Canadian GAAP

Operating Activities
Net income (loss)	$9,397	$(5,091)	$—	$4,306
Loss from discontinued operations	(3,620)	—	—	(3,620)
Income from continuing operations	13,017	(5,091)	—	7,926
Stock-based compensation	4,999	(945)	—	4,054
Depreciation and amortization	5,236	—	300	5,536
Deferred finance charges	3,063	—	—	3,063
Deferred income taxes	510	—	—	510
Foreign exchange	(458)	—	—	(458)
Gain on sale of affiliate	(18,146)	6,754	—	(11,392)
Earnings of affiliates	(2,884)	—	(1,206)	(4,090)
Minority interest and other	97	—	—	97
Changes in non-cash working capital	(6,215)	—	1,688	(4,527)
	(781)	718	782	(719)

Investing activities
Capital expenditures	(7,983)	—	(471)	(8,454)
Acquisitions, net of cash acquired	(5,739)	—	(226)	(5,965)
Distributions from non-consolidated affiliates	4,181	—	—	4,181
Other assets, net	349	—	(68)	281
	(9,192)	—	(765)	(9,957)

Financing activities
Proceeds of issuance of long-term debt	2,007	—	—	2,007
Repayment of long-term debt	(4,185)	(718)	(52)	(4,955)
Issuance of share capital	3,245	—	—	3,245
Purchase of share capital	(5,117)	—	—	(5,117)
	(4,050)	(718)	(52)	(4,820)

Foreign exchange effect on cash and cash equivalents	9	—	—	9
Effect of discontinued operations	(3,173)	—	—	(3,173)

Net increase (decrease) in cash and cash equivalents	(17,187)	—	(35)	(17,222)

Cash and cash equivalents beginning of period	65,334	—	5,671	71,005
Cash and cash equivalents end of period	$48,147	$—	$5,636	$53,783

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

The following discussion focuses on the operating performance of MDC Partners Inc. (the “Company”) for the three-month and six-month periods ended June 30, 2005 and 2004, and the financial condition of the Company as at June 30, 2005.  This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2004 as reported on Form 10-K.  All amounts are in U.S. dollars unless otherwise stated.

Executive Summary

On April 1, 2005, the Company acquired 61.6% of the Zyman Group, LLC, and the results of operations from this acquisition have been included from that date forward.

On a consolidated basis, revenue was $108.5 million for the second quarter of 2005, representing a 45% increase compared to revenue of $74.7 million in the same quarter of 2004.  For the year-to-date period, consolidated revenue increased by 40% to $200.9 million in 2005 compared to $143.1 million in 2004.  These increases related primarily to acquisitions (excluding those accounted for on an equity basis) in the Marketing Communications Group, together with the consolidation of Crispin Porter + Bogusky, LLC (“CPB”) from September 22, 2004, and organic growth.  Revenues of the Marketing Communications Group increased 60% in this quarter versus the same quarter in 2004, to $91.8 million, and 55% for the six-month period, to $167.0 million.  Revenue related to Secure Products International decreased 3% to $16.7 million and 4% to $33.9 million for the first half of 2005 primarily due to a quarter on quarter decrease in volumes from existing clients.

Income from operations for the second quarter of 2005 was $3.6 million compared to $5.6 million for the same quarter of 2004, and for the first six months of 2005 was $2.2 million compared to the $1.3 million earned in 2004.  The increase in operating income for the first half of 2005 was primarily the result of a decrease in the stock-based compensation expense recorded by Corporate and Other operations and an increase in operating profit attributable to Marketing Communications related to an improvement in revenues (as discussed above), partially offset by an operating loss incurred by Secure Products International on lower volumes.

Results of Operations:

For the Three Months Ended June 30, 2005

(thousands of United States dollars)

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$91,795	$16,687	$—	$108,482

Operating Expenses:
Cost of services sold	53,838	—	—	53,838
Cost of products sold	—	11,473	—	11,473
Office and general expense	21,792	5,539	4,900	32,231
Depreciation and amortization	6,062	1,006	322	7,390
	81,692	18,018	5,222	104,932

Operating Profit (Loss)	$10,103	$(1,331)	$(5,222)	3,550

Other Income (Expense):
Other income				907
Foreign exchange gain				99
Interest expense, net				(2,128)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				2,428
Income Taxes (Recovery)				(1,626)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				4,054
Equity in Earnings of Non-Consolidated Affiliates				91
Minority Interests in Income of Consolidated Subsidiaries				(5,493)

Loss from Continuing Operations				(1,348)
Income from Discontinued Operations				384

Net Loss				$(964)

For the Three Months Ended June 30, 2004

(thousands of United States dollars)

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$57,488	$17,233	$—	$74,721

Operating Expenses:
Cost of services sold	34,614	—	—	34,614
Cost of products sold	—	10,386	—	10,386
Office and general expense	13,550	5,470	2,209	21,229
Depreciation and amortization	2,033	807	26	2,866
	50,197	16,663	2,235	69,095

Operating Profit (Loss)	$7,291	$570	$(2,235)	5,626

Other Income (Expense):
Other expense				(98)
Foreign exchange gain				288
Interest expense, net				(2,253)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest				3,563
Interest Taxes (Recovery)				(589)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				4,152
Equity in Earnings of Non-Consolidated Affiliates				1,343
Minority Interests in Income of Consolidated Affiliates				(2,343)

Income from Continuing Operations				3,152
Loss on Discontinued Operations				(2,220)

Net Income				$932

For the Six Months Ended June 30, 2005

(thousands of United States dollars)

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$167,005	$33,858	$—	$200,863

Operating Expenses:
Cost of services sold	101,538	—	—	101,538
Cost of products sold	—	22,356	—	22,356
Office and general expense	40,599	11,343	10,924	62,866
Depreciation and amortization	9,480	2,069	356	11,905
	151,617	35,768	11,280	198,665

Operating Profit (Loss)	$15,388	$(1,910)	$(11,280)	2,198

Other Income (Expense):
Other income				964
Foreign exchange gain				279
Interest expense, net				(3,402)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				39
Income Taxes (Recovery)				(2,597)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				2,636
Equity in Earnings of Non-Consolidated Affiliates				275
Minority Interests in Income of Consolidated Subsidiaries				(8,042)

Loss from Continuing Operations				(5,131)
Income from Discontinued Operations				384

Net Loss				$(4,747)

For the Six Months Ended June 30, 2004

(thousands of United States dollars)

	Marketing Communications	Secure Products International	Corporate & Other	Total

Revenue	$107,824	$35,270	$—	$143,094

Operating Expenses:
Cost of services sold	71,206	—	—	71,206
Cost of products sold	—	21,561	—	21,561
Office and general expense	21,466	11,347	10,988	43,801
Depreciation and amortization	3,702	1,482	52	5,236
	96,374	34,390	11,040	141,804

Operating Profit (Loss)	$11,450	$880	$(11,040)	1,290

Other Income (Expense):
Gain on sale of assets and settlement of long-term debt				16,224
Foreign exchange loss				458
Interest expense, net				(4,591)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests				13,381
Income Taxes (Recovery)				(392)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests				13,773
Minority Interests				2,884
				(3,640)

Income (loss) from Continuing Operations				13,017
Loss from Discontinued Operations				(3,620)

Net Income				$9,397

Three Months Ended June 30, 2005 Compared to Three months Ended June 30, 2004

Marketing Communications Group

Revenue

Revenues attributable to Marketing Communications for the second quarter of 2005 were $91.8 million compared to $57.5 million in the second quarter of 2004, representing a quarter-over-quarter increase of $34.3 million, or 60%. $17.7 million of the revenue growth, was attributable to acquisitions completed by the Company after the first quarter of 2004.  The Company acquired controlling interests in henderson bas, Hello Design, LLC and Bruce Mau Design Inc., and Banjo, LCC, during the second quarter of 2004, VitroRobertson, LLC during the third quarter of 2004, and of Zyman Group, LLC during the second quarter of 2005. A weakening of the US dollar in the second quarter of 2005 compared to the second quarter of 2004 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $2.0 million. Additionally, as a result of changes in the relationship between the Company and CPB, effective September 22, 2004 the Company became the primary beneficiary of CPB, a variable interest entity, and is required to consolidate its operations under FIN 46R. Revenue increased $11.9 million as a result of this change in accounting.  The Company had organic growth of $2.8 million for the second quarter of 2005, primarily attributable to new business wins, particularly in the US, and revenue generated by a new venture initiated in the second quarter of 2004.  The components of the revenue growth for the second quarter of 2005 are demonstrated in the following table:

	Revenue
	$000’s	%
Three months ended June 30, 2004	$57,488	—
Acquisitions and effect of CPB	29,576	52%
Organic and foreign exchange impact	4,731	8%
Three months ended June 30, 2005	$91,795	60%

Excluding the effects of both acquisitions and foreign exchange rate changes, and adjusting 2004 revenues to include CPB revenues on a consolidated basis, that is combined revenues improved organically by approximately 5% for the second quarter of 2005 compared to the same prior-year period, primarily attributable to new business wins, particularly in the US, and revenue generated by a new venture initiated in the second quarter of 2004.

The Company’s client base composition shifted in several areas in the second quarter of 2005 as compared to the second quarter of 2004. The Company saw a relative increase in spending by retail and information technology based clients, while media and financial service-based client revenues decreased as a percentage of revenue in the second quarter of this year as compared to the same quarter of last year. In dollar terms, significant increases were noted in revenues from retail, consumer product and information technology based clients. The increase in revenues from the consumer product and retail industries was primarily the result of revenues from businesses acquired in 2004, which were proportionately weighted more to the consumer product and retail-industry based clients than the revenues of the pre-existing businesses.

The Company’s acquisitions in 2004 and 2005, combined with the impact of the consolidation of revenues related to CPB in 2005, increased the dollar revenues and also the proportionate share of revenues from advertising services and specialty communication and consulting, as compared to the all other types of marketing communications services. For the second quarter of 2005, advertising services revenues increased approximately $12.6 million, as compared to 2004 and specialty communication and consulting services increased approximately $20.5 million, increasing from 30% of total revenues in the 2004 second quarter to 41% of total revenue in the second quarter of 2005.

The positive organic growth, combined with acquisitions and the effect of the accounting treatment given to CPB, resulted in a shift in the geographic mix of revenues, due to an increase in the percentage of revenue growth attributable to US operations versus Canadian and UK-based operations compared to the geographic mix experienced in the second quarter of 2004.  This shift is demonstrated in the following table:

	Revenue
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

US	84%	77%
Canada	14%	20%
UK	2%	3%

Operating Expenses

Operating expenses increased at a higher pace than revenues, increasing 63% to $81.7 million during the second quarter of 2005, as compared to $50.2 million in the same prior-year quarter.  Operating expenses expressed as a percentage of revenue were 89.0% in 2005 compared to 87.3% in 2004.

Of the operating cost components, cost of services sold increased $19.2 million or 55%, but decreased as a percentage of revenue from 60.2% for the three months ended June 30, 2004 to 58.7% for the three months ended June 30, 2005.  This decrease can be attributed to the high proportion of fixed versus variable expenses included in costs of services provided and an increase in retainer-based revenues from 36% of total revenues in the second quarter last year to 45% of total revenues in the second quarter this year.  Production-related salaries that are recorded in cost of services decreased as a percentage of revenue to 35.8% in the second quarter of 2005 from 41.3% in the second quarter of 2004.  The dollar increase is primarily attributable to acquisitions and CPB as a variable interest entity as described above.

Office and general expenses grew $8.2 million. Administrative salaries that are recorded in office and general expenses, increased as a percentage of revenue in the second quarter of 2005 to 9.3% from 5.2% in the 2004 second quarter.  The dollar increase is attributable to the acquisitions and the change in method of accounting for CPB, as described above.

Depreciation and amortization expense for the quarter increased $4.0 million compared to the second quarter of 2004 and included an additional $2.4 million related to the amortization of intangibles acquired in business acquisitions and $0.8 million related to amortization of intangibles recognized on the consolidation of CPB as a variable interest entity.

Operating Profit

As a result of the factors discussed above, the operating profit of the Marketing Communications Group increased by approximately 38% to $10.1 million from $7.3 million, quarter-on-quarter, while operating margins were 11.0% for 2005 as compared to 12.7% in 2004.  The decrease in operating margins was primarily reflective of an increase in general and other operating costs related to administrative salaries, including certain re-organization severance payments, increased amortization relating to the Zyman acquisition and the application of consolidation accounting of the results of CPB during the second quarter of 2005 versus equity accounting during the same period of 2004.

Secure Products International

Revenue

Revenues recorded by Secure Products International for the second quarter of 2005 were $16.7 million, representing a decrease of $0.5 million, or 3%, compared to the second quarter of 2004.  Revenues related to the stamp operations of Ashton-Potter declined due primarily to a decrease in volumes.  This decline was partially offset by an increase in revenues primarily due to higher volumes from the Canadian card operation, Metaca, Mercury, the Canadian ticketing business, and Placard, the Australian card operation.

Operating Expenses

Operating expenses were $18.0 million during the quarter ended June 30, 2005 versus $16.7 million in the same prior-year period. As a percentage of revenues, operating costs were 108% in the second quarter of 2005 versus 96.7% for the same period in 2004.

Cost of products sold increased $1.1 million from $10.4 million for the second quarter of 2004 to $11.5 million in 2005 resulting from the impact of the increase in card and ticketing volumes partially offset by the decreased production of the stamp operations.  As a percentage of revenue, cost of products sold increased to 68.8% from 60.3% primarily due to a decrease in the operating efficiency of Metaca and Ashton-Potter which was related to a shift in sales mix to lower margin products coupled with pricing pressures that have been experienced in the Canadian card industry over the last year.

Office and general expenses, at $5.5 million or 33.2% of revenue for the 2005 quarter, were relatively unchanged compared to the 2004 second quarter of $5.5 million or 31.7% of revenue.  Salaries and related costs included in office and general expenses were $3.2 million in 2005 versus $3.4 million in 2004 including severance costs incurred by Metaca of $0.1 million and $0.2 million, respectively.

Depreciation and amortization increased $0.2 million due primarily to the impact of investment spending in the first half of 2004 to increase capacity at Ashton-Potter for the additional volumes anticipated from the United States Postal Services contract.

Operating Profit

The Secure Products International Group incurred an operating loss of $1.3 million for the second quarter of 2005, a decrease of $1.9 million from the 2004 second quarter operating profit of $0.6 million, primarily as a result of a decrease in the operating income attributable to Ashton-Potter and Mercury, partially offset by an increase related to the Canadian and Australian card operations.

Corporate and Other

Operating Costs

Operating costs related to the Company’s Corporate and Other operations totaled $5.2 million compared to $2.2 million in the second quarter of 2004.  The increase of $3.0 million was largely the result of an increase in the provision for stock-based compensation, an increase in overhead costs including the establishment of a US corporate office in New York and increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation.  Salaries and benefits, included in office and general expenses, increased $1.9 million from the previous year, and included $0.8 million of stock-based compensation expense in 2005 versus a recovery of $1.2 million in 2004.  The 2004 decrease in stock-based compensation expense primarily related to adjustments required due to the change in share price.

Other Income (Expense) and Settlement of Long-Term Debt

The other income recorded in the second quarter of 2005 was $0.9 million compared to the 2004 expense of $0.1 million, and primarily related to the settlement of a loan held by Corporate and Other operations, which was previously provided for, and to equipment dispositions of Metaca.

Foreign Exchange Gain

The foreign exchange gain of $0.1 million for the second quarter of 2005 decreased from a $0.3 million gain for 2004 due primarily to a weakening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries.  At June 30, 2005, the exchange rate was 1.23 Canadian dollars to one US dollar, compared to 1.21 at March 31, 2005.  At June 30, 2004, the exchange rate was 1.33 Canadian dollars to one US dollar, compared to 1.31 at March 31, 2004.

Net Interest Expense

Net interest expense for the second quarter of 2005 on a consolidated basis was $2.1 million, $0.2 million lower than the $2.3 million incurred during the second quarter of 2004.  Interest expense decreased $0.2 million in the second quarter of 2005 compared to the second quarter of 2004 due to the redemption of the Company’s 7% subordinated unsecured convertible debentures in the second quarter of 2004, the reduction of borrowing rates through the replacement of several higher cost credit facilities with the Credit Facility in the third quarter of 2004 and the reduction of long-term debt through the implementation of a cash management program that provides the Company with access to the cash floats of a majority of its subsidiaries.  Interest expense increased in the quarter due to a $0.2 million charge related to a swap agreement.  (See “Liquidity and Capital Resources”).  Interest income increased by $0.1 million due to higher cash balances at certain agencies in the second quarter of 2005.

Income Taxes (Recovery)

The income tax recovery recorded in the second quarter of 2005 was $1.6 million, compared to $0.6 million for the same period in 2004 resulting primarily from losses incurred in certain tax jurisdictions which are expected to be recovered.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations.  For the second quarter of 2005, income of $0.1 million was recorded, $1.2 million lower than the $1.3 million earned in the second quarter of 2004, primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $5.5 million for the second quarter of 2005, up $3.2 million from the $2.3 million of minority interest expense incurred during the second quarter of 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004, and other recent acquisitions such as the Zyman Group.

Discontinued Operations

Income from discontinued operations of $0.4 million was reported for the second quarter of 2005 compared to a loss of $2.2 million in the 2004 second quarter.  In November 2004, the Company’s management reached a decision to discontinue the wholly-owned UK-based marketing communications subsidiary, Mr. Smith Agency, Ltd. due to its in unfavorable economics.  Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith.  The remaining sale of assets was completed by the end of the second quarter of 2005.  No significant one-time termination benefits were incurred or are expected to be incurred.  No further significant other charges are expected to be incurred.

Net Income

As a result of the foregoing, the net loss recorded for the second quarter of 2005 was $1.0 million or a loss of $0.04 per diluted share, compared to the net income of $0.9 million or $0.04 per diluted share reported for the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Marketing Communications Group

Revenue

For the first half of 2005, Marketing Communications revenue was $167.0 million compared to $107.8 million in the first half of 2004, representing an increase of $59.2 million, or 55%.  Of the revenue growth, $22.0 million was attributable to acquisitions completed by the Company during 2004 and 2005.  The Company acquired a controlling interest in Kirshenbaum bond+partners, LLC, (“KBP”) during the first quarter of 2004, controlling interests in henderson bas, Hello Design, LLC and Bruce Mau Design Inc., and Banjo, LCC, during the second quarter of 2004, VitroRobertson, LLC during the third quarter of 2004, and 61.6% of Zyman Group, LLC during the second quarter of 2005.  A weakening of the US dollar in 2005 compared to 2004 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $3.7 million. Additionally, as a result of changes in the relationship between the Company and CPB, effective September 22, 2004 the Company became the primary beneficiary of CPB and is required to consolidate its operations under FIN 46R. Revenue increased $23.2 million as a result of this change in accounting.  The Company had organic growth of $10.3 million for the first half of 2005, primarily attributable to new business wins, particularly in the US, and revenue generated by a new venture initiated in the second quarter of 2004.  The components of the revenue growth for the first six months of 2005 are demonstrated in the following table:

	Revenue
	$000’s	%
Six months ended June 30, 2004	$107,824	—
Acquisitions and effect of CPB	45,194	42%
Organic and foreign exchange impact	13,987	13%
Six months ended June 30, 2005	$167,005	55%

Excluding the effects of both acquisitions and foreign exchange rate changes, and adjusting 2004 revenues to include CPB revenues on a consolidated basis, that is combined revenues improved organically by approximately 11% for the first half of 2005 compared to the same prior-year period, primarily attributable to new business wins, particularly in the US, and revenue generated by a new venture initiated in the second quarter of 2004.

The Company’s client base composition shifted in several areas in the first six months of 2005 as compared to the first quarter of 2004. The Company saw a relative increase in spending by retail, consumer products and information technology-based clients, while financial service and telecommunication-based client revenues decreased as a percentage of revenue in the first half of this year as compared to the same period of last year. In dollar terms, significant increases were noted in revenues from consumer product, retail, telecommunications and information technology-based clients. The increase in revenues from the consumer product and retail industries was primarily the result of revenues from businesses acquired in 2004 and 2005, which were proportionately weighted more to the consumer product and retail-industry based clients than were the revenues of the pre-existing businesses.

The Company’s acquisitions in 2004 and 2005, increased the dollar revenues and also the proportionate share of revenues from specialty communication and consulting, as compared to the all other types of marketing communications services. For the first six months of 2005, revenues from specialty communication and consulting, represented approximately 35% of Marketing Communications revenues, as compared to 32% for 2004.

The positive organic growth, combined with acquisitions and the effect of the accounting treatment given to CPB, resulted in a shift in the geographic mix of revenues, due to an increase in the percentage of revenue growth attributable to US operations versus Canadian and UK-based operations compared to the geographic mix experienced in the first half of 2004.  This shift is demonstrated in the following table:

	Revenue
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

US	82%	77%
Canada	16%	20%
UK	2%	3%

Operating Expenses

Operating expenses increased at a higher pace than revenues, increasing 57% to $151.6 million during the first two quarters of 2005, as compared to $96.4 million in the same prior-year period. Operating expenses expressed as a percentage of revenue were 90.8% in 2005 compared to 89.4% in 2004.

Of the operating cost components, cost of services sold increased $30.3 million or 42.6%, but decreased as a percentage of revenue from 66.0% for the first six months of 2004 to 60.8% for the first six months of 2005.  This decrease can be attributed to the high proportion of fixed versus variable expenses included in costs of services provided and an increase in retainer-based revenues from 34% of total revenues last year to 43% of total revenues this year.  Production-related salaries that are recorded in cost of services decreased as a percentage of revenue to 36.7% in the first half of 2005 from 41.4% in the first half of 2004.  The dollar increase is primarily attributable to acquisitions and consolidation of CPB as a variable interest entity as described above.

Office and general expenses grew $19.1 million. Administrative salaries increased $10.2 million compared to the first six months of 2004, and increased as a percentage of revenue to 9.7% from 5.5% in the same period of 2004.  The dollar increase is primarily attributable to acquisitions and consolidation of CPB as a variable interest entity as described above.

Depreciation and amortization expense for the year-to-date period increased $5.8 million compared to the first six months of 2004 and included an additional $3.8 million related to the amortization of intangibles acquired in business acquisitions and $1.6 million related to amortization of intangibles recognized on the consolidation of CPB as a variable interest entity.

Operating Profit

As a result of the factors discussed above, operating profit increased by approximately 34% to $15.4 million from $11.5 million, period-over-period, while operating margins were 9.2% for 2005 as compared to 10.6% in 2004.  The decrease in operating margins was primarily reflective of an increase in general and other operating costs related to administrative salaries, including certain reorganization severance payments, increased amortization relating to the Zyman acquisition and the application of consolidation accounting of the results of CPB during the first half of 2005 versus equity accounting during the first half of 2004.

Secure Products International

Revenue

Revenues recorded by Secure Products International for the first six months of 2005 were $33.9 million, representing a decrease of $1.4 million, or 4%, compared to $35.3 million in the same period of 2004.  Revenues related to the stamp operations of Ashton-Potter declined due primarily to a decrease in volumes. Placard, the Australian card operation, and Mercury, the Canadian ticketing business experienced increases in revenue of 19% and 1%, respectively, compared to the first two quarters of 2004 primarily due to higher volumes while revenue growth from the Canadian card operation, Metaca, was flat.

Operating Expenses

Operating expenses were $35.8 million during the six months ended June 30, 2005 versus $34.4 million in the same prior-year period. As a percentage of revenues, operating costs were 105.6% in the first two quarters of 2005 versus 97.5% for the same period in 2004.

Cost of products sold increased $0.8 million from $21.6 million for the first six months of 2004 to $22.4 million in 2005 reflecting the impact of the increase in card and ticketing volumes partially offset by the decreased production of the stamp operations.  As a percentage of revenue, cost of products sold increased to 66% from 61.1% primarily due a decrease in the operating efficiency of Metaca and Ashton-Potter which was related to a shift in sales mix to lower margin products coupled with pricing pressures that have been experienced in the Canadian card industry over the last year.

Office and general expenses, at $11.3 million or 33.5% of revenues for the first half of 2005, were relatively unchanged compared to $11.3 million or 32.2% of revenues for the same period of 2004.  Salaries and related costs included in office and general expenses were $6.5 million in 2005 versus $6.9 million in 2004 including severance costs incurred by Metaca of $0.3 million in each of 2004 and 2005.

Depreciation and amortization increased $0.6 million due primarily to the impact of investment spending in the first half of 2004 to increase capacity at Ashton-Potter for the additional volumes anticipated from the United States Postal Services contract.

Operating Profit

The Secure Products International Group incurred an operating loss of $1.9 million for the first half of 2005, a decrease of $2.8 million from the 2004 first half operating profit of $0.9 million, primarily as a result of a decrease in the operating income attributable to Ashton-Potter, Mercury and the Canadian card operations, partially offset by an increase related to the Australian card operation.

Corporate and Other

Operating Costs

Operating costs related to the Company’s Corporate and Other operations totaled $11.3 million compared to $11.0 million in the first two quarters of 2004.  An increase in overhead costs including the establishment of a US corporate office in New York and increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation was primarily offset by a decrease in the provision for stock-based compensation.  Salaries and benefits, included in office and general expenses, decreased $1.8 million from the previous year, and included $1.7 million of stock-based compensation expense in 2005 versus $5.0 million in 2004.  The $3.2 million decrease in stock-based compensation expense primarily related to charges recorded in the first quarter of 2004 for warrants issued.

Other Income (Expense) and Settlement of Long-Term Debt

The other income recorded in the first six months of 2005 related to the second quarter settlement of a loan held by Corporate and Other operations, which was previously provided for and equipment dispositions of Metaca and Ashton-Potter.  The 2004 gain of $16.2 million primarily related to the first quarter divestiture of the Company’s remaining interest in Custom Direct, net of a loss on the settlement of the exchangeable debentures and the fair value adjustments on the related embedded derivative.

Foreign Exchange Gain

The foreign exchange gain was $0.3 million for the first two quarters of 2005 compared to the gain of $0.5 million recorded in the same period of 2004 and was due primarily to a weakening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries.  At June 30, 2005, the exchange rate was 1.23 Canadian dollars to one US dollar, compared to 1.20 at the end of 2004.  At June 30, 2004, the exchange rate was 1.33 Canadian dollars to one US dollar, compared to 1.30 at the end of 2003.

Net Interest Expense

Net interest expense for the six months ended June 30, 2005 on a consolidated basis was $3.4 million, $1.2 million lower than the $4.6 million incurred during the first six months of 2004.  Interest expense decreased $1.6 million in the first two quarters of 2005 compared to the first two quarters of 2004 due to the redemption of the Company’s 7% subordinated unsecured convertible debentures in the second quarter of 2004, the reduction of borrowing rates through the replacement of several higher cost credit facilities with the Credit Facility in the third quarter of 2004 and the reduction of long-term debt through the implementation of a cash management program that provides the Company with access to the cash floats of a majority of its subsidiaries.  Interest expense increased in the quarter due to a charge of $0.2 million related to a swap agreement.  (See “Liquidity and Capital Resources”).  Interest income decreased by $0.2 million due to higher cash balances at certain agencies and head office in the first quarter of 2004 versus 2005.

Income Taxes (Recovery)

The income tax recovery recorded in the first six months of 2005, was $2.6 million, compared to $0.4 million for the same period in 2004.  The Company’s effective tax rate was substantially lower than the statutory tax rate due to the utilization of previously unrecognized tax losses in certain jurisdictions in 2005, and in 2004, because the Company did not recognize a tax charge related to the gain on sale of an affiliate as a result of available tax losses, for which a full valuation allowance had previously been recorded.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations.  For the first half of 2005, income of $0.3 million was recorded, $2.6 million lower than the $2.9 million earned in the first half of 2004, primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $8.0 million for the first two quarters of 2005, up $4.4 million from the $3.6 million minority interest expense incurred during the first two quarters of 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004, and other recent acquisitions.

Discontinued Operations

The income from discontinued operations for the first half of 2005 amounted to $0.4 million versus a loss of $3.6 million for the first half of 2004.  In November 2004, the Company’s management reached a decision to discontinue the wholly-owned UK-based marketing communications subsidiary, Mr. Smith Agency, Ltd. due to its in unfavorable economics.  Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith.  The remaining sale of assets was completed by the end of the second quarter of 2005.  No significant one-time termination benefits were incurred or are expected to be incurred.  No further significant other charges are expected to be incurred.

Net Income

As a result of the foregoing, the net loss recorded for the first six months of 2005 was $4.7 million or a loss of $0.21 per diluted share, compared to the net income of $9.4 million or $0.42 per diluted share reported for the first six months of 2004.

Liquidity and Capital Resources:

Liquidity

The following table provides information about the Company’s liquidity position:

	Six months ended June 30, 2005	Six months ended June 30, 2004	Year ended December 31, 2004
Cash and cash equivalents	$16,114	$48,147	$22,673
Working capital	$(32,237)	$(13,887)	$(35,872)
Cash from operations	$(3,423)	$(781)	$24,502
Cash from investing	$(59,551)	$(9,192)	$(27,656)
Cash from financing	$56,634	$(4,050)	$(34,367)
Total debt	$128,016	$81,899	$59,564

As at June 30, 2005, $4.9 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

At June 30, 2005, the Company had a working capital deficit of $32.2 million compared to a deficit of $35.9 million at December 31, 2004.  The $3.7 million improvement is due primarily to an increase in working capital in the Marketing Communications subsidiaries, primarily due to payments made to media suppliers in the first quarter of 2005 that were financed through long-term debt.

The Company intends to maintain sufficient availability of funds under the Credit Facility to adequately fund such working capital deficits should there be a need to do so from time to time.  (See further discussion under Long-Term Debt).

Cash Flow from Operations

Operating Activities

Cash flow used in operations, including changes in non-cash working capital, for the first six months of 2005 was $3.4 million.  This was attributable primarily to the loss from continuing operations of $5.1 million, a decrease of $8.8 million in non-cash working capital primarily the result of a decrease in accounts payable and accrued liabilities of $9.3 million, and an increase in deferred tax assets of $3.0 million partially offset by depreciation and amortization of $11.9 million and stock-based compensation of $1.8 million.  Cash used in operations was $0.8 million in the same period of 2004 and was primarily reflective of changes in non-cash working capital of $6.2 million, a gain on sale of assets and the settlement of long-term debt of $18.1 million and earnings of non-consolidated affiliates of $2.9 million, partially offset by income from continuing operations of $13.0 million, stock-based compensation of $5.0 million, depreciation and amortization of $5.2 million and a decrease in deferred tax assets of $0.5 million.

Investing Activities

Cash flows used in investing activities were $59.6 million for the first half of 2005, compared with $9.1 million in the first half of 2004.

Expenditures for capital assets in the first two quarters of 2005 were $6.8 million.  Of this amount, $5.1 million were made by the Marketing Communications Group and the remaining $1.7 million related primarily to the purchase of manufacturing equipment by Secure Products International.  In the first two quarters of 2004, capital expenditures totaled $8.1 million, of which $6.5 million related to the Marketing Communications Group’s acquisition of computer and switching equipment with the balance used by Secure Products International to purchase manufacturing equipment.

Cash flow used in acquisitions was $53.6 million in the first six months of 2005 and primarily related to the purchase of the Zyman Group.

Proceeds received from the disposition of equipment by Secure Products International was $0.3 million for the six months ended June 30, 2005.

Distributions received from non-consolidated affiliates amounted to $0.5 million for the first two quarters of 2005 compared to $4.2 million in the same prior–year period.  The $3.7 million decrease was primarily due to distributions from CPB in 2004 when it was accounted for on an equity basis.  Since September 22, 2004, this entity has been consolidated as a variable interest entity.

Financing Activities

During the first two quarters of 2005, cash flows provided by financing activities amounted to $56.6 million, and consisted of an increase in long-term debt related to the issuance of $36.7 million of convertible debentures in the second quarter, and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group.  Payments made of $3.6 million consist of payments under capital leases and debt assumed in the Zyman Group acquisition.  In addition, the Company incurred $3.3 million of finance costs related to both the convertible debentures and the various amendments under the credit facility.  In the same prior-year period, cash flows used in financing activities were $4.1 million and consisted of a repayment of $4.2 million of long-term indebtedness, the purchase of share capital of $5.1 million, and proceeds of $3.2 million from the issuance of share capital through a private placement and the exercise of options.

Long-Term Debt

Long-term debt (including the current portion of long-term debt) at the end of the second quarter of 2005 was $120.7 million, an increase of $67.2 million compared with the $53.5 million outstanding at December 31, 2004, primarily the result of an increase of borrowing under the Credit Facility, the issuance of approximately $36.7 million of convertible debentures and debt assumed in the Zyman Group acquisition.

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

On June 6, 2005, the Company further amended its Credit Facility to permit the issuance of 8% convertible unsecured subordinated debentures (see below). In addition, pursuant to this amendment, the lenders (i) modified the definition of “Total Debt Ratio” to exclude the 8% convertible unsecured subordinated debentures from such definition, (ii) required a reduction of the revolving commitments under the Credit Facility from $150.0 million to $116.2 million effective June 28, 2005, a reduction equal to the net proceeds received by the Company from the issuance of these debentures, (iii) imposed certain restrictions on the ability of the Company to amend the documentation governing the debentures, and (iv) modified the Company’s fixed charges ratio covenant, effective upon issuance of these debentures.

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

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, and (iv) minimum net worth, in each case as such term is specifically defined in the Credit Facility.  For the period ended June 30, 2005, the Company’s calculation of each of these covenants, and the specific requirements for under the Credit Facility, respectively, were as follows:

June 2005
Total Debt Ratio	3.62 to 1.0
Maximum per covenant	3.75 to 1.0

Fixed Charges Ratio	0.86 to 1.00
Minimum per covenant	0.70 to 1.00

Minimum Liquidity	$52.2 million
Minimum per covenant	$12.5 million

Net Worth	$152.6 million
Minimum per covenant	$132 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed a public offering in Canada of convertible unsecured subordinated debentures amounting to $36.7 million (C$45.0 million) (the “Debentures”).  The Debentures will mature on June 30, 2010. The Debentures will bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. The Company will use its reasonable best efforts to file with the SEC a resale registration statement for the Debentures and the underlying shares by September 30, 2005. In the event that the resale registration statement is not effective by December 31, 2005, the rate of interest will increase by 0.50% for the first six month period following December 31, 2005, and, if the Company does not have an effective resale registration statement filed with the SEC by June 30, 2006, the rate of interest will increase by an additional 0.50%. Such additional rates of interest will continue until the earlier of (a) the end of the six month period in which the Company has an effective resale registration statement filed with the SEC, or (b) June 30, 2007, at which time the interest rate will return to 8.00%. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

The Debentures will be convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $11.42 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $816 (C$1,000) principal amount of Debentures.

The Debentures may not be redeemed by the Company on or before June 30, 2008. Thereafter, but prior to June 30, 2009, the Debentures may be redeemed, in whole or in part from time to time, at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, provided that the volume weighted average trading price of the Class A subordinate voting shares on the The Toronto Stock Exchange during a specified period is not less than 125% of the conversion price. From July 1, 2009 until the maturity of the Debentures the Debentures may be redeemed by the Company at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, if any.  The Company may elect to satisfy the redemption consideration, in whole or part, by issuing Class A subordinate voting shares of the Company to the holders, the number of which will be determined by dividing the principal amount of the Debenture by 95% of the current market price of the Class A subordinate voting shares on the redemption date.  Upon the occurrence of a change of control of the Company involving the acquisition of voting control or direction over 50% or more of the outstanding Class A subordinate voting shares prior to June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount thereof plus an amount equal to the interest payments not yet received on the Debentures calculated from the date of the change of control to June 30, 2008, discounted at a specified rate. Upon the occurrence of a change of control on or after June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to the purchase date.

Capital Resources

At June 30, 2005, the Company had utilized approximately $75.3 million of its Credit Facility in the form of drawings and letters of credit.  Cash and undrawn available bank credit facilities to support the Company’s future cash requirements, as at June 30, 2005, was approximately $40.9 million.

The Company expects to incur approximately $6.2 million of capital expenditures in the remainder of 2005 and $10.0 million in 2006.  Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries.  The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity.  Management believes that the Company’s cash flow from operations and funds available under the Credit Facility will be sufficient to meet its ongoing capital expenditure, working capital and other cash needs over the next two years.  If the Company has significant growth through acquisitions, however, management expects that the Company could need to obtain additional financing.  As described previously, on April 1, 2005, the Company increased its Credit Facility from $100 million to $150 million, with a subsequent reduction to $116.2 million at June 28, 2005 and a further reduction of $16.2 million through March 2006.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller.  The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At June 30, 2005, approximately $0.4 million in deferred consideration relating to prior year acquisitions is presented on the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, including the April 1, 2005 acquisition of the Zyman Group, management estimates that approximately $4.3 million of additional deferred purchase obligations could be triggered during 2005 or thereafter.  The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2005, perform over the relevant future periods at their 2004 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $84.9 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries.  Of this amount, the Company is entitled, at its option, to fund approximately $16.6 million by the issuance of share capital.  If these rights were exercised in aggregate, the Company would acquire incremental ownership interests in the relevant Marketing Communications subsidiaries, entitling the Company to additional annual operating income before depreciation and amortization, which is estimated, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $14 million.  The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.  See “Forward Looking Statements.”

Approximately $9.7 million of the estimated $84.9 million that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” rights relates to rights exercisable in 2005 in respect of the securities of six subsidiaries.  The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations, bank borrowings and/or other external sources of financing.  The acquisition of any equity interest in connection with the potential exercise of these rights in 2005 will not be recorded in the Company’s financial statements until ownership is transferred.

Subsequent Events

During July 2005, Margeotes/Fertitta + Partners, LLC (“Margeotes”) completed an acquisition of the net assets of Powell LLC in exchange for cash and a 5% interest in Margeotes.  In addition, the seller may earn up to an additional $0.3 million if certain financial performance criteria are met during the period August 1, 2005 through July 31, 2006.  In addition, in July 2005 the Company received notice that the most significant remaining minority interest holder of Margeotes has exercised its put option.  The exercise price for the put option was $1.7 million, paid in cash, and the closing for such put option exercise was completed effective August 2, 2005.  As a result of these transactions, the Company now owns 95% of the equity interests in Margeotes.

Also during July 2005, Lifemed Media, Inc., a variable interest entity whose operations have been consolidated by the Company, completed a private placement that reduced the Company’s ownership in this entity from 38.0% to 18.3%.  As a result, it is expected that the Company will no longer be required to consolidate its interest in Lifemed Media, Inc. and as such will carry it on the cost basis.

On August 8, 2005, the Company and the sellers of the Zyman Group, LLC agreed to amend certain terms of the original Membership Unit Purchase Agreement dated April 1, 2005.  Pursuant to such amendment, for purposes of calculating the potential 2005 and/or 2006 deferred payment, the applicable measurement periods were amended to be based on the 12-month period ended June 30, 2006 and the 12-month period ended June 30, 2007.

Differences in MD&A Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 in note 15 to the condensed consolidated interim financial statements.  The primary GAAP difference impacting the components of operating profit (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the Marketing Communications businesses, while US GAAP requires equity accounting for such investments.  This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company’s marketing communications businesses has been presented on a combined basis, consistent with the Company’s segment disclosures in its condensed consolidated interim financial statements.  The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain the joint ventures in this MD&A as well as in the segment information in Note 11 to the condensed consolidated interim financial statements.  If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint venture.

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

Fees billed to clients in excess of fees recognized as revenue are classified as advance billings.

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

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission.  In the Marketing Communications businesses, the business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

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

New Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

Effective in Future Periods

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19 , “Accounting for Derivative Financial Instruments Indexed to, and Potentially, Settled in, a Company’s Own Stock”.  SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, specifically provides that contracts issued or held by a reporting entity that are both indexed to its own stock and classified as equity in its balance sheet should not be considered derivative instruments. EITF Issue 00-19 provides guidance in determining whether an embedded derivative should be classified in stockholders’ equity if it were a freestanding instrument. Issue 00-19 contains an exception to its general requirements for evaluating whether, pursuant to SFAS No. 133, an embedded derivative indexed to a company’s own stock would be classified as stockholders’ equity. The exception applies to a “conventional convertible debt instrument” in which the holder may realize the value of the conversion option only by exercising the option and receiving all proceeds in a fixed number of shares or in the equivalent amount of cash (at the discretion of the issuer). The Task Force reached the following consensuses:

•                                          The exception for “conventional convertible debt instruments” should be retained in Issue 00-19.

•                                          Instruments providing the holder with an option to convert into a fixed number of shares (or an equivalent amount of cash at the issuer’s discretion) for which the ability to exercise the option feature is based on the passage of time or on a contingent event should be considered “conventional” for purposes of applying Issue 00-19.

•                                          Convertible preferred stock having a mandatory redemption date may still qualify for the exception if the economic characteristics indicate that the instrument is more like debt than equity.

The foregoing consensuses should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”.  SFAS No. 13 , Accounting for Leases, requires that assets recognized under capital leases that do not (1) transfer ownership of the property to the lessee at the end of the lease term, or (2) contain a bargain purchase option, be amortized over a period limited to the lease term (which includes reasonably assured renewal periods). Though SFAS No. 13 does not explicitly address the amortization period for leasehold improvements on operating leases, in practice, leasehold improvements placed in service at or near the beginning of the initial lease term are amortized over the lesser of the lease term itself or the useful life of the leasehold improvement. The EITF reached the following consensuses regarding the amortization period for leasehold improvements on operating leases that are placed in service significantly after the start of the initial lease term:

•                                          Such leasehold improvements acquired in a business combination should be amortized over the shorter of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods.

•                                          Such other leasehold improvements (i.e., those not acquired in a business combination) placed in service significantly after the beginning of the lease term should be amortized over the lesser of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods, as of the date on which the leasehold improvements are purchased.

The consensuses should be applied to covered leasehold improvements acquired (either in a business combination or otherwise) in periods beginning after June 29, 2005; earlier application is permitted for periods for which financial statements have not yet been issued. The Company does not expect its financial statements to be significantly impacted by this statement.

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

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”).  Effective no later than as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123. Due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments. At June 30, 2005, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $128.0 million, as of June 30, 2005, a 1.0% increase or decrease in the weighted average interest rate, which was 6.2% at June 30, 2005, would have an interest impact of approximately $1.3 million annually.

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

Derivative – Swap

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1.8 million and will pay interest of $1.5 million per annum.  The Swap contract matures June 30, 2008.

At June 30, 2005, the Swap fair value was estimated to be an obligation of $0.2 million and is reflected in other liabilities on the Company’s balance sheet at that date, with a corresponding charge to interest expense.

This derivative is held as part of a net investment currency exposure hedging program.  The Company only enters into derivatives for purposes other than trading.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our Vice Chairman and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, and in light of the facts and material weaknesses in the Company’s internal control over financial reporting described below, the CEO and the Vice-Chairman concluded that the Company’s disclosure controls and procedures were not effective as of that date.  Accordingly, the Company performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP.  These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures to provide reasonable assurance that the financial statements included in this report are fairly presented in all material respects.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.   Management previously assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to several material weaknesses.  These material weaknesses, which are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2004, comprised:

•                  Control Environment.  The control environment did not sufficiently promote effective internal control over financial reporting throughout the management structure.

•                  Financial Reporting Close Process.  The Company’s controls over the financial reporting close process were not consistently applied, resulting in a material weakness related to the Company’s ability to compile and review accurate financial statements on a timely basis.

•                  Accounting For Complex and Non-Routine Transactions.  The Company did not properly assess the roles and responsibilities within the accounting and finance department, did not provide sufficient training to accounting personnel, and did not have a sufficient number of finance personnel, sufficient technical accounting knowledge, and appropriate procedures to address and review complex and non-routine accounting matters.

•                  Revenue Recognition and Accounting for Related Costs.  As a result of certain deficiencies described above under the subheadings “Control Environment” and “Financial Reporting Close Process”, the Company has a material weakness with respect to revenue recognition and accounting for related costs in accordance with SAB 101, as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

•                  Income Taxes.  The Company did not maintain effective controls over the recording of income taxes payable, deferred income tax assets and liabilities and the income tax provision.   Specifically, it did not have accounting personnel with sufficient knowledge of US GAAP related to income tax accounting and reporting.

•                  Lease Accounting.  As a result of certain control deficiencies described above under the subheadings “Control Environment” and “Financial Reporting Close Process”, certain of the Company’s accounting policies for leases and leasehold improvements were incorrect.  The accounts impacted were leasehold improvements, accumulated depreciation, occupancy costs, amortization, other liabilities and deferred rent.

•                  Segregation of Duties.  The Company had deficient controls within its accounting and finance departments and its financial information systems over segregation of duties and user access, respectively.  Specifically, certain duties within the accounting and finance department were not properly segregated, including payroll.

•                  Information Technology General Controls.  The Company determined that many of its information systems were subject to general control deficiencies.

The Company is currently designing and implementing improved controls to address the material weaknesses described above.  In the second quarter of 2005, the Company took (and, in certain cases, subsequently took or is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address these material weaknesses.  Specifically, the Company:

1.               Hired a Chief Accounting Officer (effective April 1, 2005) with US GAAP experience.  The Company has also hired additional accounting staff, and continues to actively pursue additional personnel with US GAAP experience for its accounting and finance departments at the Company’s operating subsidiaries and corporate head office;

2.               Is pursuing additional resources with experience in information systems;

3.               Developed and is distributing accounting policies in a number of areas to address these material weaknesses;

4.               Continues to refine procedures for ensuring appropriate documentation of significant transactions and application of accounting standards to ensure compliance with US GAAP;

5.               Is improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management’s accounting entries and significant transactions;

6.               Enhanced its whistleblower procedures by putting in place an anonymous telephone hotline using an external service provider; and

7.               Hired and will continue to hire additional resources to support management’s process for evaluating internal controls over financial reporting, including professional third-party consultants.

The Company continues to dedicate significant personnel and financial resources to the ongoing development and implementation of a plan to remediate its material weaknesses in internal control over financial reporting.  There have been no other changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 or subsequently that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                                              The information provided below describes various transactions occurring during the second quarter of 2005 in which the Company issued shares of its Class A subordinate voting shares (“Class A Shares”) that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

(1)             On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”).  As part of this acquisition, the Company paid approximately $52.4 million in cash and issued 1,139,975 of the Company’s Class A Shares (valued at approximately $11.3 million on the date of issuance). The Class A Shares were issued by the Company to the sellers of Zyman Group without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   Sellers of the Zyman Group had access to all the documents filed by the Company with the SEC.

(2)             During the second quarter of 2005, the Company issued 280,970 Class A Shares to the former shareholders of Accent Marketing Services LLC.  The Company initially acquired equity interests in Accent Marketing in 1999, and acquired an additional 39.3% equity interest in Accent Marketing in March 2004. The most recent issuance of 280,970 Class A Shares represented a deferred payment of the purchase price. The Class A Shares had a market value of approximately $2.49 million as of the date of issuance and were issued by the Company without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   Sellers of Accent Marketing had access to all the documents filed by the Company with the SEC.

(3)             During the second quarter of 2005, the Company issued 73,541 Class A Shares to the former shareholders of Kirshenbaum bond + partners, LLC (“KBP”).  The issuance of 73,541 Class A Shares represented a deferred payment of the purchase price to the sellers of KBP. The Class A Shares had a market value of approximately $735,000 as of the date of issuance and were issued by the Company without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   Sellers of KBP had access to all the documents filed by the Company with the SEC.

(c)           The Company made no purchases of its equity securities during the second quarter of 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          This item is answered in respect of the Annual and Special Meeting of Shareholders held on May 26, 2005 (the “Annual Meeting”).

(b)         No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)          At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

At the Annual Meeting, shareholder votes were cast for the election of management’s nominees for Director as follows:

NOMINEE	FOR	WITHHELD

Thomas N. Davidson	10,257,762	910,366

Guy P. French	10,257,762	910,366

Richard R. Hylland	10,257,762	910,366

Robert J. Kamerschen	10,257,762	910,366

Senator Michael J.L. Kirby	10,257,762	910,366

Miles S. Nadal	10,257,762	910,366

Stephen M. Pustil	10,257,762	910,366

Francois R. Roy	10,257,762	910,366

Proposal to approve the appointment of KPMG LLP as the Company’s independent auditors for 2005.

FOR	WITHHELD

12,189,077	400

Proposal to approve the Company’s 2005 Stock Incentive Plan.

FOR	AGAINST

6,183,308	3,535,409

Proposal to approve an Amendment to the Company’s Bylaws to change the quorum requirement for Shareholders’ meetings

FOR	AGAINST

14,563,531	10,926

Item 6.  Exhibits

Exhibit No.	Description

4.1	Trust Indenture, dated as of June 28, 2005, by and between the Company and Computershare Trust Company of Canada Inc., a Canadian company, providing for the issuance of the Convertible Debentures*;

10.1	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed April 18, 2005);

10.2.1

Amendment No. 3, dated as of April 1, 2005, to the Credit Agreement made September 22, 2004 (the “Credit Agreement”) among MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);

10.2.2	Amendment No. 4, dated as of May 9, 2005, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005);

10.2.3	Amendment No. 5, dated as of June 6, 2005, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2005);

10.3.1

Membership Unit Purchase Agreement (the “Zyman Purchase Agreement”), dated as of April 1, 2005, by and among the Company, ZG Acquisition Inc., a Delaware corporation, Zyman Group, LLC, a Delaware limited liability company, Sergio Zyman, and certain employees of Zyman Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005);

10.3.2	Amendment No. 1, dated as of August 8, 2005 to the Zyman Purchase Agreement)*;

10.4

Underwriting Agreement, dated June 10, 2005, by and among MDC Partners Inc., a Canadian corporation, and four underwriters, for the purchase of 8% convertible unsecured debentures (the “Convertible Debentures”) of MDC Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2005);

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by Vice Chairman and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by Vice Chairman and Executive Vice President pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

August 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

4.1	Trust Indenture, dated as of June 28, 2005, by and between the Company and Computershare Trust Company of Canada Inc., a Canadian company, providing for the issuance of the Convertible Debentures*;

10.1	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed April 18, 2005);

10.2.1

Amendment No. 3, dated as of April 1, 2005, to the Credit Agreement made September 22, 2004 (the “Credit Agreement”) among MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);

10.2.2	Amendment No. 4, dated as of May 9, 2005, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005);

10.2.3	Amendment No. 5, dated as of June 6, 2005, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2005);

10.3.1

Membership Unit Purchase Agreement (the “Zyman Purchase Agreement”), dated as of April 1, 2005, by and among the Company, ZG Acquisition Inc., a Delaware corporation, Zyman Group, LLC, a Delaware limited liability company, Sergio Zyman, and certain employees of Zyman Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005);

10.3.2	Amendment No. 1, dated as of August 8, 2005 to the Zyman Purchase Agreement)*;

10.4

Underwriting Agreement, dated June 10, 2005, by and among MDC Partners Inc., a Canadian corporation, and four underwriters, for the purchase of 8% convertible unsecured debentures (the “Convertible Debentures”) of MDC Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2005);

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by Vice Chairman and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by Vice Chairman and Executive Vice President pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

* Filed electronically herewith.