Form 10-Q
period 2005-09-30
MDC PARTNERS INC
filed 2005-11-10
CIK 876883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☐ No ☐

The numbers of shares outstanding as of November 8, 2005 were: 23,718,113 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

Website Access to Company Reports

MDC Partners Inc.’s Internet website address is www.mdc-partners.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004
Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and September 30, 2004
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue:
Services	$96,977	$62,109	$261,042	$169,932
Products	21,921	20,038	55,780	55,309
	118,898	82,147	316,822	225,241
Operating Expenses:
Cost of services sold (1)	54,387	39,539	152,196	110,423
Cost of products sold	13,484	12,433	35,840	33,994
Office and general expenses (2)	36,183	23,583	98,381	66,976
Other charges (recoveries)	—	(2,350)	—	(2,350)
Depreciation and amortization	7,968	3,077	19,806	8,311
	112,022	76,282	306,223	217,354

Operating Income	6,876	5,865	10,599	7,887

Other Income (Expenses):
Issuance and redemption of stock by affiliates	(103)	—	(164)	—
Other income (expense) and settlement of long-term debt	(95)	(1,287)	930	14,937
Foreign exchange loss	(953)	(621)	(674)	(163)
Interest expense	(2,430)	(2,755)	(6,078)	(7,817)
Interest income	3	135	246	606
	(3,578)	(4,528)	(5,740)	7,563

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	3,298	1,337	4,859	15,450
Income Taxes (Recovery)	100	438	(1,922)	274

Income from Continuing Operations Before Equity in Affiliates and Minority Interests	3,198	899	6,781	15,176
Equity in Earnings of Non-Consolidated Affiliates	349	455	624	3,339
Minority Interests in Income of Consolidated Subsidiaries	(6,072)	(2,252)	(14,374)	(5,892)

Income (Loss) from Continuing Operations	(2,525)	(898)	(6,969)	12,623
Discontinued Operations	870	(1,976)	567	(6,100)

Net Income (Loss)	$(1,655)	$(2,874)	$(6,402)	$6,523

Earnings (Loss) Per Common Share:
Basic:
Continuing Operations	$(0.11)	$(0.04)	$(0.30)	$0.60
Discontinued Operations	0.04	(0.09)	0.02	(0.29)
Net Income (Loss)	$(0.07)	$(0.13)	$(0.28)	$0.31
Diluted:
Continuing Operations	$(0.11)	$(0.04)	$(0.30)	$0.55
Discontinued Operations	0.04	(0.09)	0.02	(0.27)
Net Income (Loss)	$(0.07)	$(0.13)	$(0.28)	$0.28

Weighted Average Number of Common Shares:
Basic	23,710,572	22,392,533	23,151,825	21,063,632
Diluted	23,710,572	22,392,533	23,151,825	22,984,224

(1)

Includes stock-based compensation of $18 and $70, and $89 and $272, respectively, in each of the three month periods ended September 30, 2005 and 2004 and in each of the nine month periods ended September 30, 2005 and 2004, respectively.

(2)

Includes stock-based compensation of $548 and $1,834, and $2,273 and $6,631, respectively, in each of the three month periods ended September 30, 2005 and 2004 and in each of the nine month periods ended September 30, 2005 and 2004, respectively.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,419	$22,673
Accounts receivable, net	122,291	111,399
Expenditures billable to clients	7,593	8,296
Inventories	10,675	10,792
Prepaid	5,204	3,036
Other current assets	149	813

Total Current Assets	157,331	157,009

Fixed Assets, at cost, less accumulated depreciation of $69,899 and $58,343	62,626	55,365
Investment in Affiliates	11,401	10,771
Goodwill	195,257	146,494
Other Intangibles Assets, net	59,218	47,273
Deferred Tax Asset	16,003	12,883
Assets Held for Sale	—	622
Other Assets	11,069	7,438

Total Assets	$512,905	$437,855

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short term debt	$1,500	$6,026
Accounts payable	67,496	77,425
Accruals and other liabilities	62,693	58,347
Advance billings, net	43,762	46,090
Revolving Credit Facility	80,000	—
Current portion of long-term debt	2,617	3,218
Deferred acquisition consideration	964	1,775

Total Current Liabilities	259,032	192,881

Long-Term Debt	47,580	50,320
Liabilities Related to Assets Held for Sale	—	867
Other Liabilities	7,659	4,857
Deferred Tax Liabilities	706	854

Total Liabilities	314,977	249,779

Minority Interests	44,978	45,052

Commitments, Contingencies and Guarantees (Note 12)

Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 23,451,257 and 21,937,871 shares issued in 2005 and 2004	178,891	164,064
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2005 and 2004, each convertible into one Class A share	1	1
Share capital to be issued, 266,856 shares in 2005 and 2004	3,909	3,909
Additional paid-in capital	19,263	17,113
Deficit	(51,527)	(45,083)
Accumulated other comprehensive income	2,413	3,020
Total Shareholders’ Equity	152,950	143,024
Total Liabilities and Shareholders’ Equity	$512,905	$437,855

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of United States dollars)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(6,402)	$6,523
Income (loss) from discontinued operations	567	(6,100)
Income (loss) from continuing operations	(6,969)	12,623
Adjustments for non-cash items:
Stock-based compensation	2,362	6,903
Depreciation and amortization	19,806	8,311
Amortization of deferred finance charges	911	5,993
Loss on equity transactions of affiliates, net	164	—
Deferred income taxes	(3,268)	(108)
Foreign exchange	674	163
Other income and settlement of long-term debt	—	(20,953)
Earnings of non-consolidated affiliates	(624)	(3,339)
Minority interest and other	(912)	204
Changes in non-cash working capital	(17,501)	(2,905)
Net cash (used in) provided by operating activities	(5,357)	6,892
Cash flows from investing activities:
Capital expenditures	(8,606)	(11,334)
Acquisitions, net of cash acquired	(56,446)	(17,137)
Proceeds of dispositions	250	—
Distributions from non-consolidated affiliates	1,381	5,452
Other assets, net	—	(2,939)
Net cash used in investing activities	(63,421)	(25,958)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	(4,526)	13,836
Proceeds from issuance of long-term debt	70,723	67,346
Repayment of long-term debt	(5,564)	(94,471)
Issuance of share capital	16	3,608
Deferred financing costs	(3,316)	—
Purchase of share capital	—	(12,110)
Net cash provided by (used in) financing activities	57,333	(21,791)
Effect of exchange rate changes on cash and cash equivalents	186	(1,735)
Effect of discontinued operations	5	(7,798)
Net decrease in cash and cash equivalents	(11,254)	(50,390)
Cash and cash equivalents at beginning of period	22,673	65,511
Cash and cash equivalents at end of period	$11,419	$15,121

Supplemental disclosures:
Cash income taxes paid	$1,154	$1,092
Cash interest paid	$4,236	$5,859
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$14,493	$20,840
Share capital issued, on settlement of convertible debenture	$—	$34,919
Stock-based awards issued, on acquisitions	$—	$1,315
Note receivable exchanged for shares in subsidiary	$122	$—
Settlement of debt with investment in affiliate
Reduction in exchangeable securities	$—	$(33,991)
Proceeds on sale of investment	$—	$33,991
Capital leases	$998	$—

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

Certain reclassifications have been made to the September 30, 2004 and December 31, 2004 reported amounts to conform them to the September 30, 2005 presentation.  Reclassifications consisted of (i) a reclassification of $36,292 between “accrued and other liabilities” and “advance billings, net” to properly reflect the nature of the liabilities related to pre-billed media amounts at December 31, 2004 and (ii) a reclassification amongst operating expenses to show cost of sales for both services and products revenue separately for the three month and nine month periods ended September 30, 2004.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the year ended December 31, 2004.

As of the quarter ended September 30, 2005, the Company has changed the composition of its reportable segments as set out in Note 11.  Accordingly, to reflect this change in composition, the Company has re-cast the previously reported segment information for the comparable three and nine month periods in 2004 and 2005.

Results of operations for interim periods are not necessarily indicative of annual results.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company’s financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005.  This required disclosure for the three months and nine months ended September 30, 2005 and 2004 is set out in Note 15.

2.             Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of MDC Partners Inc. and its domestic and international controlled subsidiaries that are not considered variable interest entities, some of which the Company wholly owns and others which are majority owned, and variable interest entities for which the Company is the primary beneficiary.  Intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk. The Company provides marketing communications services and secure products to over 200 clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as its largest client accounted for less than 10% of the Company’s consolidated revenue for the nine months ended September 30, 2005.  No client accounted for 10% or more of consolidated revenues in the comparable period in 2004.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.  Included in cash and cash equivalents at September 30, 2005 and December 31, 2004, is $3,476 and $2,836, respectively, of cash restricted as to withdrawal pursuant to various agreements.

Stock-Based Compensation. Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock-based awards as prescribed by SFAS 123 “Accounting for Stock-Based Compensation”.  Prior to January 1, 2003, the Company elected to not apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settle-able in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, «Accounting for Stock Issued to Employees» («APB 25»).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities.  The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income (loss) over the service period that is the vesting period of the award.  Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income (loss).  The final payment amount for cash-settleable awards is established on the date of the exercise of the award by the employee.

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

The table below summarizes the quarterly pro forma effect for the three months and nine months ended September 30, 2005 and 2004, respectively, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(1,655)	$(2,874)	$(6,402)	$6,523

Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	161	225	522	894
Net income (loss) pro forma	$(1,816)	$(3,099)	$(6,924)	$5,629

Basic net income (loss) per share, as reported	$(0.07)	$(0.13)	$(0.28)	$0.31
Basic net income (loss) per share, pro forma	$(0.08)	$(0.14)	$(0.30)	$0.27
Diluted net income (loss) per share, as reported	$(0.07)	$(0.13)	$(0.28)	$0.28
Diluted net income (loss) per share, pro forma	$(0.08)	$(0.14)	$(0.30)	$0.24

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Expected dividend	0.00%	0.00%	0.00%	0.00%
Expected volatility	40%	40%	40%	40%
Risk-free interest rate	2.9%	4.0%	2.9%	4.0%
Expected option life in years	3	3.71	3	3.71
Weighted average stock option fair value per option granted	$3.09	$3.63	$3.67	$4.65

Issuance or Redemption of Stock by Affiliates.  Changes in the Company’s interest in its affiliates arising as the result of their issuance or redemption of common stock are recorded as gains and losses in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin (‘SAB’) No. 51, as amended.  See Note 4 “Acquisitions and Disposals”.

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

At September 30, 2005, the Swap fair value was estimated to be a receivable of $278 and is reflected in other assets on the Company’s balance sheet at that date, with a corresponding reduction to interest expense. The Company only enters into derivatives for purposes other than trading.

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

3.             Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator
Numerator for basic earnings per common share - income (loss) from continuing operations	$(2,525)	$(898)	$(6,969)	$12,623
Effect of dilutive securities:
Interest expense on convertible debentures, net of taxes of nil	—	—	—	—
Numerator for diluted earnings per common share - income (loss) from continuing operations plus assumed conversion	$(2,525)	$(898)	$(6,969)	$12,623
Denominator
Denominator for basic earnings per common share - weighted average common shares	23,710,572	22,392,533	23,151,825	21,063,632
Effect of dilutive securities:
7% convertible debentures	—	—	—	—
8% convertible debentures	—	—	—	—
Warrants	—	—	—	—
Employee stock options, warrants, and stock appreciation rights	—	—	—	1,920,592
Dilutive potential common shares	—	—	—	1,920,592
Denominator for diluted earnings per common share - adjusted weighted shares and assumed conversions	23,710,572	22,392,533	23,151,825	22,984,224
Basic earnings (loss) per common share from continuing operations	$(0.11)	$(0.04)	$(0.30)	$0.60
Diluted earnings (loss) per common share from continuing operations	$(0.11)	$(0.04)	$(0.30)	$0.55

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

The 8% convertible debentures, options and other rights to purchase 8,102,679 and 5,983,369 shares of common stock were outstanding during the three months ended and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.  Similarly, during the three months and nine months ended September 30, 2004, options and other rights to purchase 1,392,226 shares and 1,172,792 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because either the exercise prices were greater than the average market price of the common shares and/or their effect would be antidilutive.

4.             Acquisitions and Dispositions

2005 Third Quarter Acquisitions and Dispositions

Powell Acquisition

On July 25, 2005, the Company, through its subsidiary Margeotes, Fertitta + Partners, LLC, (“MFP” - subsequently re-named Margeotes Fertitta Powell LLC), purchased the business of Powell, LLC (“Powell”) for purchase price consideration of $332 in cash and a 5% equity interest in MFP valued at $400 based on the estimated market value of MFP on or about the announcement date.  The issuance of equity interests by MFP resulted in a loss of $103 on the dilution of the Company’s equity interest in its subsidiary. This loss is included in “Issuance and redemption of stock by affiliates” in the Company’s condensed consolidated statement of operations.  Related transaction costs of approximately $20 were also incurred. In addition, the Company may be required to pay up to an additional $300 to the seller if the acquired Powell business achieves specified financial targets for the year ended July 31, 2006.

In connection with the Powell acquisition, the Company and seller entered into agreements related to governance and certain liquidity rights with respect to seller’s 5% equity interest in MFP, which become exercisable in 2010.

Powell is a well-recognized, highly creative advertising agency and as such was acquired by the Company for its creative talent to supplement existing creative agencies within the Company’s Strategic Marketing Services segment of businesses.

The Powell acquisition was accounted for as a purchase business combination. The allocation of the cost of the acquisition to the fair value of net assets acquired and minority interests is as follows:

Accounts receivable and other current assets	$32
Fixed assets and other assets	31
Intangible assets	830
Accounts payable, accrued expenses and other liabilities	(141)
Total cost of the acquisition	$752

Identifiable intangible assets, estimated to be $830, are being amortized on straight-line basis over five years.  The allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.  The Company’s condensed consolidated financial statements include Powell’s results of operations subsequent to its acquisition on July 25, 2005.

Other Acquisitions and Transactions

On July 31, 2005, the Company acquired a further 20% equity interest in its existing subsidiary MFP pursuant to the exercise of a put obligation under the existing purchase agreement with a minority interest holder. The purchase price of $1,740 which includes $15 of acquisition costs was paid in cash.  Of the purchase price, $500 was allocated to customer relationship intangible assets and $1,240 was allocated to goodwill.  The allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.  As a result of this acquisition, and the Powell transaction discussed above, the Company retains a 95% equity interest in MFP.

On September 1, 2005, the Company, through a consolidated variable interest entity, Crispin Porter + Bogusky, LLC (“CPB”), purchased 20% of the total outstanding membership units of Fuseproject, LLC (“Fuseproject”) for purchase price consideration of $750 in cash and an additional $400 payable in cash on or before March 1, 2006.  Fuseproject is a design firm acquired by CPB to complement its creative offerings. The Fuseproject acquisition was accounted for using the equity method as CPB has significant influence over the operations of Fuseproject.  The purchase price of the net assets acquired in this transaction is $1,150.  The allocation of the cost of the acquisition to the fair value of the net assets acquired resulted in a portion being attributed to intangible assets valued at $1,115 primarily consisting of goodwill.  The allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and will be adjusted in a subsequent period upon finalization of such estimates and assumptions.  The Company’s condensed consolidated financial statements include Fuseproject’s results of operations in equity in earnings of non-consolidated affiliates subsequent to its acquisition on September 1, 2005.

During August 2005, Bryan Mills Group Ltd., (“BMG”) a subsidiary whose operations are consolidated by the Company, completed the acquisition of 450 shares from a minority shareholder at a price of $515.00 per share, for a total purchase price of $232. This resulted in the Company’s ownership interest in BMG increasing to 71.2% from 68.0%.  Also as a result of the equity transaction by BMG, the Company recorded goodwill of $146.

Also during the quarter ended September 30, 2005, the Company acquired a further 0.7% equity interest in the existing consolidated subsidiary, Allard Johnson Communications Inc., for an amount payable in cash of $148.

2005 Second Quarter Acquisitions

Zyman Group Acquisition

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 class A shares of the Company, valued at $11,256 based on the share price on or about the announcement date.  Related transaction costs of approximately $977 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month period ending June 30, 2006 and/or June 30, 2007.  As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

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

The Zyman Group name is well recognized for strategic marketing consulting and as such was acquired by the Company for its assembled workforce to enhance the creative talent within the Company’s Strategic Marketing Service segment of businesses.

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

During the first five years of the LLC Agreement, the Company’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership.  On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group, which as at September 30, 2005 approximates a priority return of $12.7 million.  Thereafter, based on calculations set forth in the LLC Agreement, the Company’s share of remaining Zyman Group profits in excess of a predetermined threshold, may be disproportionately less than its equity ownership in Zyman Group.  Specifically, on an annual basis, if Zyman’s operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement, and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%.  After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

Other Acquisitions

Also during the quarter ended June 30, 2005, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (0.3%) and Banjo Strategies Entertainment LLC (7.2%).  In aggregate, the Company paid $143 in cash for these incremental ownership interests.

2005 First Quarter Acquisitions

During the quarter ended March 31, 2005, the Company contributed $125 of cash as further capital to its existing consolidated subsidiary, Banjo Strategies Entertainment LLC, in return for no further equity interest.  This resulted in a loss on dilution of $61 as reflected in “Issuance and redemption of stock by affiliate” on the Company’s consolidated statement of operations.

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

2004 Second Quarter Acquisitions

On April 14, 2004, the Company acquired a 65% ownership interest in henderson bas (“HB”) in a transaction accounted for under the purchase method of accounting.  On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. (“BMD”) in a transaction accounted for under the purchase method of accounting.  During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC (“Mono”), a 51% interest in Hello Design, LLC and a 51% interest in Banjo, LLC (“Banjo”), a variable interest entity in which the Company is the primary beneficiary.  These transactions were all accounted for under the purchase method of accounting and are consolidated from the date of acquisition, with the exception of Mono, which is accounted for under the equity method.  For these acquisitions in aggregate, the Company paid $3,843 in cash and will pay a further $351 in cash in 2006, has issued warrants to purchase 90,000 shares of the Company’s common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected option life of 3 years) and incurred transaction costs of approximately $349.  Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after one to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration would be $2,821.  Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

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

Proforma Information

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2005 and 2004 assume that the acquisition of the operating assets of the significant businesses acquired during 2005 and 2004 had occurred on January 1st of the respective year in which the business was acquired and comparable period.  These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.  The unaudited pro forma results may also require adjustment pending finalization of the purchase price allocation to the assets acquired and liabilities assumed in acquisition.

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004

Revenues	$331,208	$287,187
Net income (loss)	$(3,253)	$16,625
Earnings per common share:
Basic - net income (loss)	$(0.14)	$0.75
Diluted - net income (loss)	$(0.14)	$0.69

5.             Inventory

The components of inventory are listed below:

	September 30, 2005	December 31, 2004

Raw materials and supplies	$5,022	$4,191
Work-in-process	5,653	6,601
Total	$10,675	$10,792

6.             Discontinued Operations

During July 2005, LifeMed Media, Inc., (“LifeMed”) a variable interest entity whose operations had been consolidated by the Company, completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share.  LifeMed received net proceeds of approximately $6,200.  Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction.  As a result of the equity transaction of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund.  The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed.  Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the condensed consolidated statement of operations.

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business.  This component is comprised of the Company’s former UK based marketing communications business, a wholly owned subsidiary named Mr. Smith Agency, Ltd.  (“Mr. Smith”) (formerly known as Interfocus Networks Limited).  The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith, and the remaining sale of assets was completed by the end of the second quarter of 2005.  A gain of $420 was recognized in the second and third quarters of 2005 as a result of receivables previously written off being recovered and unsecured liabilities being written off on liquidation.  No significant one-time termination benefits were incurred.  No other significant charges are expected to be incurred.

Included in discontinued operations in the Company’s consolidated statement of operations for the three months and nine months ended September 30, 2005 and 2004 were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$—	$1,272	$2,939	$3,733
Operating Income (loss)	$36	$(2,126)	$(1,105)	$(6,465)
Gain (Loss) on recovery of losses and disposal of net assets	$1,300	$(4)	$1,300	$(10)
Interest expense (income) and other	$—	$(8)	$3	$19
Net income (loss) from discontinued operations	$870	$(1,976)	$567	$(6,100)

As of September 30, 2005 and December 31, 2004, the carrying value on the Company’s balance sheet of Mr.Smith’s assets and liabilities to be disposed were as follows:

	September 30, 2005	December 31, 2004

Assets held for sale:
Cash and cash equivalents	$—	$405
Receivables and other current assets	—	217
Total assets	$—	$622
Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$—	$867

7.             Comprehensive Income (Loss)

Total comprehensive income (loss) and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) for the period	$(1,655)	$(2,874)	$(6,402)	$6,523
Foreign currency cumulative translation adjustment	$1,399	2,421	$(607)	1,736
Comprehensive income (loss) for the period	$(256)	$(453)	$(7,009)	$8,259

8.             Short Term Debt, Long-Term Debt and Convertible Debentures

Long-term debt, including short term debt, consists of:

	September 30, 2005	December 31,2004

Short term debt	$1,500	$6,026
Revolving credit facility	80,000	46,000
8% convertible debentures	38,703	—
Notes payable and other bank loans	5,778	79
	125,981	52,105
Obligations under capital leases	5,716	7,459
	131,697	59,564
Less:
Short term debt	1,500	6,026
Revolving credit facility	80,000	—
Current portions	2,617	3,218
	$47,580	$50,320

Short term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting period.

Amendments to the Revolving Credit Facility

On March 14, 2005, the Company amended certain of the terms and conditions of the revolving credit facility (“Credit Facility”).  Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants. This amendment was necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility.

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

On October 31, 2005, the Company further amended its Credit Facility.  Pursuant to such amendment, among other things, the lenders (i) reduced the revolving commitments under the Credit Facility to $105,000, effective as of the date of the amendment, with a further reduction of $5,000 on December 31, 2005; (ii) modified the Company’s “total debt ratio” and “fixed charges ratio” covenants; (iii) effective April 15, 2006, added a 1.0% per annum facility fee on the amount of the revolving commitments under the Credit Facility in excess of $65,000, which fee will be payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65,000; and (iv) waived the default that may have occurred as a result of the Company’s failure to comply with its total debt ratio covenant and fixed charges covenant with respect to the test period ending September 30, 2005.  In addition, in the event of a sale of the Company’s secure products business, the Company must repay advances under the Credit Facility by an amount equal to the net proceeds received by the Company from such sale (“Sale Net Proceeds”), and the revolving commitments under the facility would be reduced by an amount equal to the Sale Net Proceeds.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes that, based on its current financial projections, the Company will be in compliance with its financial covenants over the next twelve months.  However, as a result of the need to obtain waivers and amend the Credit Facility in three of the past four reporting periods, the Company has classified the outstanding debt under the Credit Facility as current.  Although such debt has been classified as current, the maturity of the Credit Facility remains September 22, 2007.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36,723 (C$45,000) (the “Debentures”).  The Debentures will mature on June 30, 2010. The Debentures will bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. In the event that the Company does not have an effective resale registration statement filed with the SEC on December 31, 2005, additional amounts in respect of the Debentures will be payable such that the effect will be to increase the rate of interest by 0.50% for the first six month period following December 31, 2005, and, if the Company does not have an effective resale registration statement filed with the SEC by June 30, 2006, additional amounts in respect of the Debentures will be payable such that the effect will be to increase the rate of interest by an additional 0.50%. Such additional rates of interest will continue until the earlier of (a) the end of the six month period in which the Company has an effective resale registration statement filed with the SEC, or (b) June 30, 2007, at which time the interest rate will return to 8.00%. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

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

The Debentures may not be redeemed by the Company on or before June 30, 2008.  Thereafter, but prior to June 30, 2009, the Debentures may be redeemed, in whole or in part from time to time, at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, provided that the volume weighted average trading price of the Class A subordinate voting shares on the Toronto Stock Exchange during a specified period is not less than 125% of the conversion price. From July 1, 2009 until the maturity of the Debentures the Debentures may be redeemed by the Company at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, if any.  The Company may elect to satisfy the redemption consideration, in whole or in part, by issuing Class A subordinate voting shares of the Company to the holders, the number of which will be determined by dividing the principal amount of the Debenture by 95% of the current market price of the Class A subordinate voting shares on the redemption date.  Upon the occurrence of a change of control of the Company involving the acquisition of voting control or direction over 50% or more of the outstanding Class A subordinate voting shares prior to June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount thereof plus an amount equal to the interest payments not yet received on the Debentures calculated from the date of the change of control to June 30, 2008, discounted at a specified rate. Upon the occurrence of a change of control on or after June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to the purchase date.

9.             Shareholders’ Equity

During the quarter ended September 30, 2005, Class A share capital increased by $318, as the Company issued 16,500 shares related to the vesting of restricted stock units.  During the quarter ended September 30, 2005 “Additional paid-in capital” increased by $285, of which (a) $603 related to stock-based compensation that was expensed during the same period, of which $37 is included in equity in earnings of non consolidated affiliates, and (b) $318 related to previously recorded stock-based compensation that was re-allocated to Class A share capital upon the vesting of restricted stock units as described above.

During the nine months ended September 30, 2005, Class A share capital increased by $14,827, as the Company issued 1,494,486 shares related to business acquisitions and 18,900 shares related to the exercise of stock options and the vesting of restricted stock units.  During the nine months ended September 30, 2005 “Paid in capital” increased by $2,150, of which (a) $2,468 related to stock-based compensation that was expensed during the same period, of which $106 is included in equity in earnings of non consolidated affiliates, and (b) $318 of previously recorded stock-based compensation that was re-allocated to Class A share capital upon the vesting of restricted stock units, as described above.

During the quarter ended September 30, 2005, BMG redeemed a portion of its common shares creating a deficit attributable to the minority shareholders of $42. Consequently, the Company recovered $42, originally charged to paid-in capital, from the minority shareholders portion of earnings subsequent to the redemption.

10.          Other Income (Expense) and Settlement of Long-Term Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

CDI Transactions:
Gain on sale of interests in Custom Direct Inc.	$—	$—	$—	$21,906
Loss on settlement of exchangeable debentures	—	—	—	(9,569)
Fair value adjustment on embedded derivative	—	—	—	3,974
Gain on recovery of an investment	—	—	790	—
Gain (loss) on settlement of long-term debt	—	(1,274)	—	(1,274)
Gain (loss) on sale of assets	(95)	(13)	140	(100)
	$(95)	$(1,287)	$930	$14,937

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

11.          Segmented Information

During the quarter ended September 30, 2005, the Company has reassessed its reportable operating segments to consist of five segments plus corporate, instead of reporting only two segments plus corporate. The Company has recast its prior year disclosures to conform to the current year presentation. The segments are as follows:

•      The Strategic Marketing Services (“SMS”) segment includes Crispin Porter & Bogusky, Kirshenbaum Bond Partners, Zyman Group LLC among others. This segment consists of integrated marketing consulting services firms that offer a full complement of such services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•      The Customer Relationship Management (“CRM”) segment provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop a client’s customer base. This is accomplished using several domestic and a foreign-based customer contact facilities.

•      The Specialized Communications Services (“SCS”) segment includes all of the Company’s other marketing services firms that are typically engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

•      The Secure Cards Business (“SCB”) segment provides secure products and services related to electronic transaction products such as credit, debit, telephone and smart cards. The businesses included in this segment have similar types of clients, risks and cost structures. Due to the similarities in these businesses, they exhibit similar long-term financial performance and have been aggregated together.

•      The Secure Paper Business (“SPB”) segment produces secure specialty printed products which include stamps, labels and tickets. Products for each of these entities are only manufactured for specific customers. The businesses included in this segment have similar types of clients, risks and cost structures. Due to the similarities in these businesses, they exhibit similar long-term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2004, except as where indicated.  The SCS segment is the Company’s “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2005

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$59,699	$16,645	$20,633	$7,804	$14,117	$—	$118,898

Depreciation and amortization	$5,505	$910	$225	$513	$550	$265	$7,968

Operating Income (Loss) (1)	$9,543	$496	$3,798	$(111)	$1,277	$(8,127)	$6,876

Other Income (Expense):
Other expense							(198)
Foreign exchange loss							(953)
Interest expense, net							(2,427)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests							3,298
Income Taxes							100

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							3,198
Equity in Earnings of Non-Consolidated Affiliates							349
Minority Interests in Income of Consolidated Subsidiaries							(6,072)

Loss from Continuing Operations							(2,525)
Income from Discontinued Operations							870

Net Loss							$(1,655)

Minority Interests in Income of Consolidated Subsidiaries	$5,238	$50	$784	$—	$—	$—	$6,072

Capital Expenditures	$763	$503	$163	$51	$451	$46	$1,977

Goodwill and Intangibles	$203,052	$28,877	$22,485	$61	$—	$—	$254,475

Total assets	$317,794	$48,806	$60,508	$26,164	$33,871	$25,762	$512,905

(1) Includes stock-based compensation	$5	$13	$—	$—	$—	$548	$566

Three Months Ended September 30, 2004

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$30,752	$15,122	$16,235	$6,177	$13,861	$—	$82,147

Depreciation and amortization	$1,014	$818	$241	$431	$446	$127	$3,077

Operating Income (Loss) (1)	$4,646	$1,683	$2,441	$(880)	$1,786	$(3,811)	$5,865

Other Income (Expense):
Other expense							(1,287)
Foreign exchange loss							(621)
Interest expense, net							(2,620)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests							1,337
Income Taxes							438

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							899
Equity in Earnings of Non-Consolidated Affiliates							455
Minority Interests in Income of Consolidated Subsidiaries							(2,252)

Loss from Continuing Operations							(898)
Loss from Discontinued Operations							(1,976)

Net Loss							$(2,874)

Minority Interest in Income of Consolidated Subsidiaries	$1,491	$170	$591	$—	$—	$—	$2,252

Capital Expenditures	$420	$740	$95	$947	$1,167	$—	$3,369

Goodwill and Intangibles	$136,332	$26,739	$22,234	$—	$61	$—	$185,366

Total assets	$246,521	$47,484	$47,543	$19,037	$36,617	$31,506	$428,708

(1) Includes stock-based compensation	$23	$48	$—	$—	$—	$1,833	$1,904

Nine Months Ended September 30, 2005

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$153,810	$49,145	$58,087	$21,882	$33,898	$—	$316,822

Depreciation and amortization	$13,044	$2,634	$659	$1,434	$1,697	$338	$19,806

Operating Income (Loss) (1)	$20,616	$634	$8,951	$(1,309)	$547	$(18,840)	$10,599

Other Income (Expense):
Other income							766
Foreign exchange loss							(674)
Interest expense, net							(5,832)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest							4,859
Income Taxes (Recovery)							(1,922)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							6,781
Equity in Earnings of Non-Consolidated Affiliates							624
Minority Interests in Income of Consolidated Subsidiaries							(14,374)

Loss from Continuing Operations							(6,969)
Income from Discontinued Operations							567

Net Loss							$(6,402)

Minority Interests in Income of Consolidated Subsidiaries	$11,887	$63	$2,424	$—	$—	$—	$14,374

Capital Expenditures	$4,536	$1,436	$461	$813	$1,268	$92	$8,606

(1) Includes stock-based compensation	$20	$68	$—	$—	$—	$2,274	$2,362

Nine Months Ended September 30, 2004

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$81,660	$41,742	$46,530	$18,971	$36,338	$—	$225,241

Depreciation and amortization	$2,761	$2,345	$669	$1,169	$1,190	$177	$8,311

Operating Income (Loss) (1)	$12,355	$2,264	$6,333	$(2,031)	3,818	$(14,852)	7,887

Other Income (Expense):
Gain on sale of assets and settlement of long-term debt							14,937
Foreign exchange loss							(163)
Interest expense, net							(7,211)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests							15,450
Income Taxes (Recovery)							274

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							15,176
Equity in Earnings of Non-Consolidated Affiliates							3,339
Minority Interests in Income of Consolidated Subsidiaries							(5,892)

Income from Continuing Operations							12,623
Loss from Discontinued Operations							(6,100)

Net Income							$6,523

Minority Interests in Income of Consolidated Subsidiaries	$4,221	$82	$1,589	$—	$—	$—	$5,892

Capital Expenditures	$1,608	$3,811	$260	$3,104	$2,477	$74	$11,334

(1) Includes stock-based compensation	$115	$81	$78	$—	$—	$6,629	$6,903

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, for the three and nine months ended September 30, is set forth in the following table.

	United States	Canada	Australia & The United Kingdom	Total
Revenue
Three Months Ended September 30,
2005	$90,298	$22,457	$6,143	$118,898
2004	$55,821	$20,266	$6,060	$82,147

Revenue
Nine Months Ended September 30,
2005	$232,398	$66,421	$18,003	$316,822
2004	$150,520	$59,121	$15,600	$225,241

12.           Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings.  Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at September 30, 2005, would be expected to be owing in 2005.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2005, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $84,000 to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries.  Of this amount, the Company is entitled, at its option, to fund approximately $16,986 by the issuance of share capital.  The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.  Approximately $9,203 of the estimated $84,000 that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months.

In addition to the potential obligations noted above, subsequent to September 30, 2005, the Company has received a notice to exercise certain of these “put” rights that are not currently reflected on the Company’s balance sheet at September 30, 2005.  (See Note 14).

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes.  During the nine months ended September 30, 2005, these operations incurred costs of $100 related to damages resulting from these hurricanes.

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

Commitments. The Company has commitments to fund $743 in an investment fund over a period of up to three years and to fund another investment fund $138 over a period ending October 2006.  At September 30, 2005, the Company has $4,552 of undrawn outstanding letters of credit.

13.          New Accounting Pronouncements

Effective in Future Periods

In October 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, which clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized. Rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with earlier application permitted. The capitalization of rental costs must cease as of the effective date in respect of operating lease arrangements entered into prior thereto. Retroactive restatement of prior period financial statements is allowed, but not required. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“ EITF 04-13” ). The Task Force addressed the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (or multiple separate arrangements). The Task Force reached the following consensuses:

•      Two or more inventory purchase and sales transactions with the same counterparty entered into in contemplation of one another should be combined for purposes of applying “Accounting for Nonmonetary Transactions”.  If one transaction is legally contingent upon the performance of another, the transactions should be considered a single transaction. Note that the issuance of invoices and the exchange of offsetting cash payments are not factors in determining whether the purchase and sales transactions should be considered as a single transaction.

•      If one transaction is not legally contingent on the other, the following factors (neither of which is necessarily determinative) could indicate that the two transactions were entered into in contemplation of each other.

•      A specific legal right of offset exists between the counterparties.

•      The transactions were entered into simultaneously.

•      The transactions were entered into under off-market pricing and other terms.

•      Relative certainty exists that reciprocal inventory transactions with the same counterparty will take place.

•      The transfer of finished goods inventory in exchange for raw materials or work-in-process (WIP) between entities in the same line of business does not constitute an exchange transaction intended to facilitate sales to customers for the entity transferring the finished goods. Thus, the transaction should be recognized at fair value by that entity if, pursuant to APB Opinion 29, (1) fair value is reasonably determinable, and (2) the transaction has commercial substance.

•      Nonmonetary exchanges between counterparties in the same line of business involving the transfer of (1) raw materials or WIP in exchange for raw materials, WIP, or finished goods, or (2) finished goods inventory in exchange for other finished goods, should be recorded at the carrying amount of the inventory transferred (i.e., not at fair value).

The foregoing consensus is effective for new arrangements entered into and for modifications or renewals of existing arrangements beginning in the first interim or annual reporting period commencing after March 2006, with early application permitted. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“ EITF 05-7”). According to EITF Issue 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19 :

•      In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification.

•      The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option.

•      A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value).

The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

Note that EITF 96-19 itself has been amended to conform to the consensus in EITF 05-7. Pursuant to EITF 96-19, from the debtor’s perspective, an exchange of debt instruments (or a modification of a debt instrument) is deemed to have been accomplished with instruments that are “substantially different”, which is defined to mean that the present value of the cash flows under the new terms is at least 10% different from the present value of the remaining cash flows under the original terms. The guidance in EITF 96-19 regarding calculation of the present value of cash flows for purposes of applying the 10% test has been amended to add the point that the change in fair value of an embedded conversion option should be included in the calculation in a manner similar to that in which a current period cash flow would be included. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”).  The Task Force reached the following consensuses:

•      The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109 , Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.

•      The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.

•      Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The Company does not expect its financial statements to be significantly impacted by this statement.

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

The consensuses should be applied to covered leasehold improvements acquired (either in a business combination or otherwise) in periods beginning after June 29, 2005; earlier application is permitted for periods for which financial statements have not yet been issued. In September 2005, the EITF modified the above consensus to clarify that the guidance in EITF 05-6 does not apply to pre-existing leasehold improvements and should not be used to justify the re-evaluation of the amortization periods thereof in respect to additional renewal periods, when new leasehold improvements are placed into service significantly after the initial lease terms and that were not contemplated at or near the inception of the lease term. The Company does not expect its financial statements to be significantly impacted by this statement.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment”.  (“SFAS 123(R)”) On April 14, 2005, the SEC amended the effective date such that the standard is effective no later than the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method.  In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123.  In September 2005, the FASB issued Staff Position (“FSP”) FAS 123(R)-1, which defers the provisions of SFAS 123(R) that make a freestanding financial instrument originally issued in a share-based compensation arrangement with employees subject to other GAAP when the holder ceases to be an employee, unless the terms of the instrument have been subsequently modified.  Further, in October 2005, the FASB issued FSP FAS 123(R)-2, which provides practical guidance for determining the date of grant of an award pursuant to SFAS 123(R).  Although the Company is still evaluating the impact, due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.  This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required beginning January 1, 2006.  The Company does not expect its financial statements to be significantly impacted by this statement.

14.           Subsequent Event

In October 2005, the Company received notice from the remaining minority interest equity holder of Source Marketing LLC that it has exercised its put option. Management estimates the exercise price for the put option will be approximately $2,154 of which up to 20% is payable in the Company’s share capital at the Company’s option and the balance payable in cash.  The closing for such put option exercise is expected to be completed during the fourth quarter of 2005 or the first quarter of 2006.  Upon closing this transaction, the Company’s ownership interest in Source Marketing is expected to increase from 87.7% to 100%.

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

The reconciliation from US to Canadian GAAP, of the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004, the Company’s financial position as at September 30, 2005 and December 31, 2004 are set out below.

Convertible Debentures

Under US GAAP, the Debentures are classified entirely as debt as no beneficial conversion feature was determined at the date of issue.  Accordingly, interest expense is recorded based upon the effective interest rate associated with the underlying debt.

Under Canadian GAAP, in accordance with EIC 71, the Debenture has been presented as a compound financial instrument.  Under Canadian GAAP, the Company is required to measure the convertible debenture in its component parts as a liability and as equity in accordance with the substance of the arrangement.  The Company has recorded an amount in equity representing the option value, as determined using the Black-Scholes option pricing model, of the conversion feature of the Debentures.  The residual amount has been allocated to the debt, being the present value of the principal repayments, resulting in a discount that is amortized to interest expense over the term to maturity of the Debenture.

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

Under U.S. GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debentures and such amount cannot be deferred.  This results in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in 2004 of $3,673 immediately prior to settlement.  As a result of this difference, under Canadian GAAP, there was no impact on net earnings in the three months ended September 30, 2004 as compared to U.S. GAAP.

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

Three Months Ended September 30, 2005

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-Based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$96,977	$—	$2,852	$99,829
Products	21,921	—	—	21,921
	118,898	—	2,852	121,750
Operating Expenses:
Cost of services sold	54,387	—	1,956	56,343
Cost of products sold	13,484	—	—	13,484
Office and general expenses	36,183	(159)	412	36,436
Depreciation and amortization	7,968	—	68	8,036
	112,022	(159)	2,436	114,299
Operating Income	6,876	159	416	7,451

Other Income (Expense):
Issuance and redemption of stock by affiliates	(103)	—	—	(103)
Foreign exchange and other gain (loss)	(1,048)	(120)	197	(971)
Interest expense	(2,430)	(489)	(88)	(3,007)
Interest income	3	—	6	9
	(3,578)	(609)	115	(4,072)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	3,298	(450)	531	3,379
Income Taxes (Recovery)	100	—	121	221

Income from Continuing Operations Before Equity in Affiliates and Minority Interests	3,198	(450)	410	3,158
Equity in Affiliates	349	—	(410)	(61)
Minority Interests	(6,072)	—	—	(6,072)

Loss from Continuing Operations	(2,525)	(450)	—	(2,975)
Discontinued Operations	870	—	—	870

Net Loss	$(1,655)	$(450)	$—	$(2,105)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.11)			$(0.13)
Discontinued Operations	0.04			0.04
Net Income (Loss)	$(0.07)			$(0.09)

Diluted
Continuing Operations	$(0.11)			$(0.13)
Discontinued Operations	0.04			0.04
Net Income (Loss)	$(0.07)			$(0.09)

Nine Months Ended September 30, 2005

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-Based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$261,042	$—	$8,695	$269,737
Products	55,780	—	—	55,780
	316,822	—	8,695	325,517
Operating Expenses:
Cost of services sold	152,196	—	5,622	157,818
Cost of products sold	35,840	—	—	35,840
Office and general expenses	98,381	(638)	1,456	99,199
Depreciation and amortization	19,806	—	207	20,013
	306,223	(638)	7,285	312,870
Operating Income	10,599	638	1,410	12,647

Other Income (Expense):
Issuance and redemption of stock by affiliate	(164)	—	—	(164)
Foreign exchange and other gain	256	(120)	197	333
Interest expense	(6,078)	(489)	(287)	(6,854)
Interest income	246	—	65	311
	(5,740)	(609)	(25)	(6,374)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	4,859	29	1,385	6,273
Income Taxes (Recovery)	(1,922)	—	483	(1,439)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests	6,781	29	902	7,712
Equity in Affiliates	624	—	(902)	(278)
Minority Interests	(14,374)	—	—	(14,374)

Income (Loss) from Continuing Operations	(6,969)	29	—	(6,940)
Income from Discontinued Operations	567	—	—	567

Net Income (Loss)	$(6,402)	$29	$—	$(6,373)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.30)			$(0.30)
Discontinued Operations	0.02			0.02
Net Income (Loss)	$(0.28)			$(0.28)

Diluted
Continuing Operations	$(0.30)			$(0.30)
Discontinued Operations	0.02			0.02
Net Income (Loss)	$(0.28)			$(0.28)

As at September 30, 2005

(thousands of United States dollars)

	US GAAP	Convertible Debenture	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$11,419	$—	$—	$1,484	$12,903
Accounts receivable	122,291	—	—	3,068	125,359
Expenditures billable to clients	7,593	—	—	617	8,210
Inventories	10,675	—	—	—	10,675
Prepaid and other current assets	5,353	—	—	112	5,465

Total Current Assets	157,331	—	—	5,281	162,612

Fixed assets	62,626	—	—	3,559	66,185
Investment in Affiliates	11,401	—	—	(8,043)	3,358
Goodwill	195,257	—	—	5,803	201,060
Other Intangible Assets	59,218	—	—	715	59,933
Deferred Tax Assets	16,003	—	—	(458)	15,545
Other Assets	11,069	—	—	94	11,163

Total Assets	$512,905	$—	$—	$6,951	$519,856

Current Liabilities
Short term debt	$1,500	$—	$—	$—	$1,500
Accounts payable	67,496	—	—	977	68,473
Accruals and other liabilities	62,693	—	—	160	62,853
Advance billings	43,762	—	—	1,451	45,213
Current portion of long-term debt	82,617	—	—	138	82,755
Deferred acquisition consideration	964	—	—	—	964

Total Current Liabilities	259,032	—	—	2,726	261,758

Long-Term Debt	47,580	(8,600)	—	4,171	43,151
Other Liabilities	7,659	—	—	54	7,713
Deferred Tax Liabilities	706	—	—	—	706
Total Liabilities	314,977	(8,600)	—	6,951	313,328

Minority Interests	44,978	—	—	—	44,978

Shareholders’ Equity
Share capital	178,892	1,296	—	—	180,188
Share capital to be issued	3,909	—	—	—	3,909
Additional paid-in capital	19,263	9,105	(2,688)	—	25,680
Retained earnings (deficit)	(51,527)	(1,785)	(2,618)	—	(55,930)
Accumulated other comprehensive income (loss)	2,413	(16)	5,306	—	7,703

Total Shareholders’ Equity	152,950	8,600	—	—	161,550

Total Liabilities and Shareholders’ Equity	$512,905	$—	$—	$6,951	$519,856

Nine Months Ended September 30, 2005

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP

Operating activities
Net income (loss)	$(6,402)	$29	$—	$(6,373)
Income from discontinued operations	567	—	—	567
Income (Loss) from continuing operations	(6,969)	29	—	(6,940)
Stock-based compensation	2,362	(638)	—	1,724
Depreciation and amortization	19,806	—	207	20,013
Deferred finance charges	911	—	—	911
Loss on equity transactions of affiliate, net	164	—	—	164
Deferred income taxes	(3,268)	—	483	(2,785)
Foreign exchange	674	120	—	794
Other income	—	489	(197)	292
Earnings of affiliates	(623)	—	902	279
Minority interest and other	(1,059)	—	—	(1,059)
Changes in non-cash working capital	(17,355)	—	(662)	(18,017)
	(5,357)	—	733	(4,624)

Investing activities
Capital expenditures	(8,606)	—	(226)	(8,832)
Acquisitions, net of cash acquired	(56,446)	—	—	56,446
Proceeds of disposition	250	—	185	435
Distributions from non-consolidated affiliates	1,381	—	(1,247)	134
Other assets, net	—	—	—	—
	(63,421)	—	(1,288)	(64,709)

Financing activities
Increase short term debt	(4,526)	—	—	(4,526)
Proceeds on issuance of long-term debt	70,723	—	133	70,856
Repayment of long-term debt	(5,564)	—	(85)	(5,649)
Issuance of share capital	16	—	—	16
Deferred financing costs	(3,316)	—	—	(3,316)
	57,333	—	48	57,381

Foreign exchange effect on cash and cash equivalents	186	—	—	186
Effect of discontinued operations	5	—	—	5
Net increase (decrease) in cash and cash equivalents	(11,254)	—	(507)	(11,761)

Cash and cash equivalents beginning of period	22,673	—	1,991	24,664
Cash and cash equivalents end of period	$11,419	$—	$1,484	$12,903

Three Months Ended September 30, 2004

(thousands of United States dollars, except per share amounts)

	US GAAP	Stock-based Compensation and Convertible Notes	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$62,109	$—	$6,236	$68,345
Products	20,038	—	—	20,038
	82,147	—	6,236	88,383
Operating Expenses:
Cost of services sold	39,539	(615)	3,099	42,023
Cost of products sold	12,433	—	—	12,433
Office and general expenses	21,233	—	1,843	23,076
Depreciation and amortization	3,077	—	152	3,229

	76,282	(615)	5,094	80,761

Operating Income	5,865	615	1,142	7,622

Other Income (Expenses):
Other expense	(1,287)	—	—	(1,287)
Foreign exchange loss	(621)	(5,319)	—	(5,940)
Interest expense	(2,755)	—	(108)	(2,863)
Interest income	135	—	18	153
	(4,528)	(5,319)	(90)	(9,937)

Income (Loss) Before Income Taxes, Equity in Affiliates and Minority Interests	1,337	(4,704)	1,052	(2,315)
Income Taxes	438	—	394	832

Income (Loss) Before Equity in Affiliates and Minority Interests	899	(4,704)	658	(3,147)
Equity in Affiliates	455	—	(658)	(203)
Minority Interests	(2,252)	—	—	(2,252)

Loss from Continuing Operations	(898)	(4,704)	—	(5,602)
Discontinued Operations	(1,976)	—	—	(1,976)

Net Loss	$(2,874)	$(4,704)	$—	$(7,578)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.04)			$(0.25)
Discontinued Operations	(0.09)			(0.09)
Net Income (Loss)	$(0.13)			$(0.34)

Diluted
Continuing Operations	$(0.04)			$(0.25)
Discontinued Operations	(0.09)			(0.09)
Net Income (Loss)	$(0.13)			$(0.34)

Nine Months Ended September 30, 2004

(thousands of United States dollars, except per share amounts)

	US GAAP	Convertible Notes	Embedded Derivative and Goodwill Charge	Proportionate Consolidation of Affiliates	Canadian GAAP
Revenue:
Services	$169,932	$—	$—	$20,076	$190,008
Products	55,309	—	—	—	55,309
	225,241	—	—	20,076	245,317
Operating Expenses:
Cost of services sold	110,423	(1,560)	—	8,272	117,135
Cost of products sold	33,994	—	—	—	33,994
Office and general expenses	66,976	—	—	5,269	72,245
Other charges (recoveries)	(2,350)	—	—	—	(2,350)
Depreciation and amortization	8,311	—	—	452	8,763
	217,354	(1,560)	—	13,993	229,787
Operating Income	7,887	1,560	—	6,083	15,530

Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	14,937	—	(6,754)	—	8,183
Foreign exchange loss	(163)	(5,319)	—	—	(5,482)
Interest expense	(7,817)	718	—	(290)	(7,389)
Interest income	606	—	—	26	632
	7,563	(4,601)	(6,754)	(264)	(4,056)
Income Before Income Taxes, Equity in Affiliates and Minority Interests	15,450	(3,041)	(6,754)	5,819	11,474
Income Taxes	274	—	—	2,186	2,460

Income Before Equity in Affiliates and Minority Interests	15,176	(3,041)	(6,754)	3,633	9,014
Equity in Affiliates	3,339	—	—	(3,633)	(294)
Minority Interests	(5,892)	—	—	—	(5,892)

Income from Continuing Operations	12,623	(3,041)	(6,754)	—	2,828
Discontinued Operations	(6,100)	—	—	—	(6,100)

Net Income (Loss)	$6,523	$(3,041)	$(6,754)	$—	$(3,272)

Earnings (Loss) Per Common Share
Basic
Continuing Operations	$0.60				$0.13
Discontinued Operations	(0.29)				(0.29)
Net Income (Loss)	$0.31				$(0.16)

Diluted
Continuing Operations	$0.55				$0.13
Discontinued Operations	(0.27)				(0.27)
Net Income (Loss)	$0.28				$(0.14)

As at December 31, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
ASSETS
Current Assets
Cash and cash equivalents	$22,673	$—	$1,978	$24,651
Accounts receivable, net	111,399	—	1,928	113,327
Expenditures billable to clients	8,296	—	299	8,595
Inventories	10,792	—	—	10,792
Prepaid and other current assets	3,849	—	52	3,901

Total Current Assets	157,009	—	4,257	161,266

Fixed Assets, net	55,365	—	4,101	59,466
Investment in Affiliates	10,771	—	(8,289)	2,482
Goodwill	146,494	—	5,876	152,370
Intangibles	47,273	—	779	48,052
Deferred Tax Assets	12,883	—	21	12,904
Assets Held for Sale	622	—	—	622
Other Assets	7,438	—	106	7,544

Total Assets	$437,855	$—	$6,851	$444,706

LIABILITES AND SHARHOLDERS’ EQUITY
Current Liabilities
Short term debt	$6,026	$—	$—	$6,026
Accounts payable	77,425	—	1,467	78,892
Accruals and other liabilities	58,347	—	60	58,407
Advance billings	46,090	—	1,011	47,101
Current portion of long-term debt	3,218	—	125	3,343
Deferred acquisition consideration	1,775	—	—	1,775

Total Current Liabilities	192,881	—	2,663	195,544

Long-Term Debt	50,320	—	4,136	54,456
Liabilities Related to Assets Held for Sale	867	—	—	867
Other Liabilities	4,857	—	52	4,909
Deferred Tax Liabilities	854	—	—	854

Total Liabilities	249,779	—	6,851	256,630
Minority Interests	45,052	—	—	45,052

Shareholders’ Equity
Share capital	164,065	1,296	—	165,361
Share capital to be issued	3,909	—	—	3,909
Additional paid-in capital	17,113	(2,050)	—	15,063
Retained earnings (deficit)	(45,083)	(4,432)	—	(49,515)
Accumulated other comprehensive income	3,020	5,186	—	8,206

Total Shareholders’ Equity	143,024	—	—	143,024
Total Liabilities and Shareholders’ Equity	$437,855	$—	$6,851	$444,706

Nine Months Ended September 30, 2004

(thousands of United States dollars)

	US GAAP	Stock-based Compensation Convertible Notes	Embedded Derivative & Goodwill Charges	Proportionate Consolidation of Affiliates	Canadian GAAP

Operating Activities
Net income (loss)	$6,523	$(3,041)	$(6,754)	$—	$(3,272)
Loss from discontinued operations	(6,100)	—	—	—	(6,100)
Income from continuing operations	12,623	(3,041)	(6,754)	—	2,828
Stock-based compensation	6,903	(1,560)	—	—	5,343
Depreciation and amortization	8,316	—	—	452	8,768
Deferred finance charges	5,993	—	—	—	5,993
Deferred income taxes	(108)	—	—	139	31
Foreign exchange	163	5,319	—	—	5,482
Gain on sale of affiliate	(20,953)	—	6,754	—	(14,199)
Earnings of affiliate	(3,339)	—	—	(1,819)	(5,158)
Minority interest and other	204	—	—	—	204
Changes in non-cash working capital	(2,910)	—	—	(2,405)	(5,315)
	6,892	718	—	(3,633)	3,977

Investing activities
Capital expenditures	(11,334)	—	—	(799)	(12,133)
Acquisitions, net of cash acquired	(17,137)	—	—	684	(16,453)
Distributions from non-consolidated affiliates	5,452	—	—	—	5,452
Other assets, net	(2,939)	—	—	(91)	(3,030)
	(25,958)	—	—	(206)	(26,164)

Financing activities
Increase in bank indebtedness	13,836	—	—	—	13,836
Proceeds of issuance of long-term debt	67,346	—	—	—	67,346
Repayment of long-term debt	(94,471)	(718)	—	(29)	(95,218)
Issuance of share capital	3,608	—	—	—	3,608
Purchase of share capital	(12,110)	—	—	—	(12,110)
	(21,791)	(718)	—	(29)	(22,538)

Foreign exchange effect on cash and cash equivalents	(1,735)	—	—	—	(1,735)
Effect of discontinued operations	(7,798)	—	—	—	(7,798)

Net increase (decrease) in cash and cash equivalents	(50,390)	—	—	(3,868)	(54,258)

Cash and cash equivalents beginning of period	65,511	—	—	5,494	71,005
Cash and cash equivalents end of period	$15,121	$—	$—	$1,626	$16,747

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

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company.  “Organic revenue” means growth in revenues from sources other than acquisitions or foreign exchange imports.  These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

The following discussion focuses on the operating performance of the Company for the three-month and nine-month periods ended September 30, 2005 and 2004, and the financial condition of the Company as at September 30, 2005.  This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2004 as reported on Form 10-K.  All amounts are in U.S. dollars unless otherwise stated.

As of the quarter ended September 30, 2005, the Company has changed the composition of its reportable segments as set out in Note 11 of the notes to the interim condensed consolidated financial statements included herein.  A list of the Company’s subsidiaries that comprise each of the reportable segments is attached as Exhibit 99.1 to this Form 10-Q.  Accordingly, to reflect this change in composition, the Company has re-casted the previously reported segment information for the comparable periods in 2004 and the first and second quarters in 2005.

Executive Summary

On a consolidated basis, revenue was $118.9 million for the third quarter of 2005, representing a 45% increase compared to revenue of $82.1 million in the same quarter of 2004.  For the year-to-date period, consolidated revenue increased by 41% to $316.8 million in 2005 compared to $225.2 million in 2004.  These increases related primarily to acquisitions (excluding those accounted for on an equity basis) in the Marketing Communications Group, together with the consolidation of Crispin Porter + Bogusky, LLC (“CPB”) from September 22, 2004, and organic growth.

Income from operations for the third quarter of 2005 was $6.9 million compared to $5.9 million for the same quarter of 2004, and for the first nine months of 2005 was $10.6 million compared to the $7.9 million earned in 2004.  The increase in operating income for the first nine months of 2005 was primarily the result of a decrease in the stock-based compensation expense and an increase in operating income attributable to Marketing Communications related to an improvement in revenues (as discussed above), partially offset by an operating loss incurred by Secure Products International on lower volumes in 2005 and recovery of a litigation related accrual in 2004.

Marketing Communications Group

Revenues for the third quarter of 2005 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communications Services (“SCS”), were $97.0 million compared to $62.1 million in the third quarter of 2004, representing a quarter-over-quarter increase of 56%.  A weakening of the US dollar, primarily versus the Canadian dollar, in the third quarter of 2005 compared to the third quarter of 2004 resulted in increased contributions from the division’s Canadian- and UK-based operations by approximately $1.0 million. Additionally, as a result of changes in the relationship between the Company and CPB, effective September 22, 2004 the Company became the primary beneficiary of CPB, a variable interest entity, and is required to consolidate its operations under FIN 46R. This, in combination with acquisitions, resulted in revenue increases of $29.5 million.

The components of revenue growth for the third quarter of 2005 are shown in the following table:

	Revenue
	$000’s	%
Three months ended September 30, 2004	$62,109	—
Acquisitions and effect of CPB	29,534	47%
Organic	4,370	7%
Foreign exchange impact	964	2%
Three months ended September 30, 2005	$96,977	56%

The Marketing Communications Group had organic growth of $8.1 million or 11.6% for the third quarter of 2005, assuming that CPB was consolidated for the entire comparable period, primarily attributable to new business wins and additional revenues from existing clients, particularly in the US.

For the first three quarters of 2005, Marketing Communications revenue was $261.0 million compared to $169.9 million in the first three quarters of 2004, representing an increase of $91.1 million, or 54%.  Of the revenue growth, $38.2 million was attributable to acquisitions completed by the Company during 2004 and 2005.  The Company acquired a controlling interest in kirshenbaum bond+partners, LLC, (“KBP”) during the first quarter of 2004, controlling interests in henderson bas, Hello Design, LLC and Bruce Mau Design Inc., and Banjo, LCC, during the second quarter of 2004, VitroRobertson, LLC during the third quarter of 2004, and the Zyman Group, LLC during the second quarter of 2005.  A weakening of the US dollar in 2005 compared to 2004 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $2.6 million. Additionally, revenue increased $36.4 million as a result of the change in accounting of CPB described above.

The components of revenue growth for the first nine months of 2005 are shown in the following table:

	Revenue
	$000’s	%
Nine months ended September 30, 2004	$169,932	—
Acquisitions and effect of CPB	74,620	44%
Organic	13,875	8%
Foreign exchange impact	2,615	2%
Nine months ended September 30, 2005	$261,042	54%

The Company had organic growth of $19.3 million or 12% for the first nine months of 2005, assuming that CPB was consolidated for the entire comparable period, primarily attributable to new business wins and additional revenues from existing clients, particularly in the US.

The positive organic growth, combined with acquisitions and the effect of the accounting treatment given to CPB, resulted in a shift in the geographic mix of revenues, due to an increase in the percentage of revenue growth attributable to US operations versus Canadian- and UK-based operations compared to the geographic mix experienced in 2004.

This shift is demonstrated in the following table:

	Revenue
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

US	86%	79%	83%	78%
Canada	12%	18%	15%	19%
UK	2%	3%	2%	3%

The operating income of the Marketing Communications Group increased by approximately 60% to $13.8 million from $8.8 million, quarter-on-quarter, while operating margins were 14.3% for 2005 as compared to 14.1% in 2004.  Operating income increased by approximately 44% from the first nine months of 2004 to $30.2 million for the same period of 2005.  Operating margins were 11.6% for 2005 as compared to 12.3% in 2004.  The decrease in operating margins was primarily reflective of an increase in general and other operating costs related to administrative salaries, including certain reorganization severance payments, increased amortization relating to the Zyman acquisition, which was partially offset by the effect of the application of consolidation accounting of the results of CPB during the first nine months of 2005 versus equity accounting until September 22, 2004 and the 2005 acquisition of Zyman.

Secure Products International

Secure Products International consists of two reportable segments - the Secure Cards Business (“SCB”) and the Secure Paper Business (“SPB”).  Revenues of Secure Products International were $21.9 million for the third quarter of 2005 and $55.8 million for the first nine months, representing an increase of 9% compared to the third quarter of 2004 and 1% compared to the first nine months of 2005.  A weakening in the US dollar, primarily versus the Canadian and Australian dollars, in 2005 compared to 2004 resulted in increased contributions from the segment’s Canadian- and Australian-based operations of $1.2 million for the quarter and $3.1 million for the nine months ended September 30, 2005 compared to the same prior-year periods.  Organic growth for the quarter was 3%, however, for the first three quarters of 2005 revenues decreased organically by approximately 5% due primarily to a reduction in the volume of stamps produced.

The components of the revenue growth for the third quarter of 2005 was demonstrated in the following table:

	Revenue
	$000’s	%
Three months ended September 30, 2004	$20,038	—
Organic growth	654	3%
Foreign exchange impact	1,229	6%
Three months ended September 30, 2005	$21,921	9%

The components of the revenue growth for the first nine months of 2005 are demonstrated in the following table:

	Revenue
	$000’s	%
Nine months ended September 30, 2004	$55,309	—
Organic growth	(2,588)	(5)%
Foreign exchange impact	3,059	6%
Nine months ended September 30, 2005	$55,780	1%

Secure Products International achieved operating income of $1.2 million for the third quarter of 2005, an increase of $0.3 million from the 2004 third quarter operating income of $0.9 million. For the first nine months of 2005, Secure Products International reported an operating loss of $0.8 million.  This represented a decrease of $2.6 million from the operating income of $1.8 million for the nine months ended September 30, 2004 primarily as a result of an increase in the cost of products sold and other operating costs in 2005 and a capital tax refund recognized in 2004.

Results of Operations:

For the Three Months Ended September 30, 2005

(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$59,699	$16,645	$20,633	$7,804	$14,117	$—	$118,898

Depreciation and amortization	$5,505	$910	$225	$513	$550	$265	$7,968

Operating Income (Loss) (1)	$9,543	$496	$3,798	$(111)	$1,277	$(8,127)	$6,876

Other Income (Expense):
Other expense							(198)
Foreign exchange loss							(953)
Interest expense, net							(2,427)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests							3,298
Income Taxes							100

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							3,198
Equity in Earnings of Non-Consolidated Affiliates							349
Minority Interests in Income of Consolidated Subsidiaries							(6,072)

Loss from Continuing Operations							(2,525)
Income from Discontinued Operations							870

Net Loss							$(1,655)

For the Three Months Ended September 30, 2004

(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$30,752	$15,122	$16,235	$6,177	$13,861	$—	$82,147

Depreciation and amortization	$1,014	$818	$241	$431	$446	$127	$3,077

Operating Income (Loss) (1)	$4,646	$1,683	$2,441	$(880)	$1,786	$(3,811)	$5,865

Other Income (Expense):
Other expense							(1,287)
Foreign exchange loss							(621)
Interest expense, net							(2,620)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests							1,337
Income Taxes							438

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							899
Equity in Earnings of Non-Consolidated Affiliates							455
Minority Interests in Income of Consolidated Subsidiaries							(2,252)

Loss from Continuing Operations							(898)
Loss from Discontinued Operations							(1,976)

Net Loss							$(2,874)

For the Nine Months Ended September 30, 2005

(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$153,810	$49,145	$58,087	$21,882	$33,898	$—	$316,822

Depreciation and amortization	$13,044	$2,634	$659	$1,434	$1,697	$338	$19,806

Operating Income (Loss) (1)	$21,616	$634	$8,951	$(1,309)	$547	$(18,840)	$10,599

Other Income (Expense):
Other income							766
Foreign exchange loss							(674)
Interest expense, net							(5,832)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interest							4,859
Income Taxes (Recovery)							(1,922)

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							6,781
Equity in Earnings of Non-Consolidated Affiliates							624
Minority Interests in Income of Consolidated Subsidiaries							(14,374)

Loss from Continuing Operations							(6,969)
Income from Discontinued Operations							567

Net Loss							$(6,402)

For the Nine Months Ended September 30, 2004

(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$81,660	$41,742	$46,530	$18,971	$36,338	$—	$225,241

Depreciation and amortization	$2,761	$2,345	$669	$1,169	$1,190	$177	$8,311

Operating Income (Loss) (1)	$12,355	$2,264	$6,333	$(2,031)	3,818	$(14,852)	7,887

Other Income (Expense):
Gain on sale of assets and settlement of long-term debt							14,937
Foreign exchange loss							(163)
Interest expense, net							(7,211)

Income from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests							15,450
Income Taxes (Recovery)							274

Income from Continuing Operations Before Equity in Affiliates and Minority Interests							15,176
Equity in Earnings of Non-Consolidated Affiliates							3,339
Minority Interests in Income of Consolidated Subsidiaries							(5,892)

Income from Continuing Operations							12,623
Loss from Discontinued Operations							(6,100)

Net Income							$6,523

Three Months Ended September 30, 2005 Compared to Three months Ended September 30, 2004

Marketing Communications Group

Strategic Marketing Services

Revenues attributable to SMS for the third quarter of 2005 were $59.7 million compared to $30.8 million in the third quarter of 2004.  The quarter-over-quarter increase of $28.9 million or 94% was attributable primarily to the acquisition of Zyman Group, LLC during the second quarter of 2005 and the previously discussed change in the accounting of CPB, which has been consolidated since September 22, 2004.  A weakening of the US dollar in 2005 compared to 2004 resulted in a 1% increase in contributions from the division’s Canadian-based operations.  Had CPB been consolidated during the entire comparable period, revenue increased organically for the quarter by approximately 7.3% compared to the third quarter of 2004, primarily due to new business wins in the US.

The operating income of SMS increased by approximately 107% to $9.5 million from $4.6 million quarter-on-quarter, while operating margins were 16.0% for 2005 as compared to 15.1% in 2004.  The increased profits were primarily reflective of the Zyman acquisition and the application of consolidation accounting of the results of CPB during the third quarter of 2005 versus equity accounting during the same period of 2004 partially offset by an increase in operating costs related to salaries and increased amortization of intangibles.

Customer Relationship Management

Revenues reported by the CRM segment for the three months ended September 2005 were $16.6 million, a quarter-over-quarter increase of $1.5 million or 10% compared to the $15.1 million reported for the third quarter of 2004.  This growth was entirely organic and was due primarily to higher volumes from existing clients.

The operating income earned by CRM decreased by approximately $1.2 million to $0.5 million for the 2005 third quarter from $1.7 million for the same quarter of the previous year. Operating margins were 3.0% for 2005 as compared to 11.1% in 2004.  The decrease was primarily reflective of an increase in both the cost of services sold and occupancy costs that was not fully offset by the increase in revenues generated.

Specialized Communications Services

SCS generated revenues of $20.6 million for the third quarter of 2005, $4.4 million or 27% higher than the same period of 2004, primarily reflective of new business wins.  Revenues of the division’s Canadian- and UK-based operations increased 4% compared to 2004 as a result of a weakening of the US dollar.  Organic growth was approximately 24% for the quarter compared to the third quarter of 2004.

Similarly, the operating income of SCS increased by approximately 56% to $3.8 million from $2.4 million in the prior-year third quarter due primarily to the increase in revenue partially offset by an increases in direct costs and salaries. Operating margins increased to 18.4% for 2005 as compared to 15.0% in 2004.

Secure Products International

Secure Cards Business

Revenues from the SCB for the third quarter of 2005 were $7.8 million, representing an increase of $1.6 million or 26% over the $6.2 million recorded in the third quarter of the prior year attributable primarily to increased volumes from existing customers of the Canadian card operation.  The division’s Canadian- and Australian-based operations reported an 8% increase in revenues related to a weakening of the US dollar in 2005 compared to 2004.  Organic growth was approximately 18% for the third quarter of 2005 compared to the same quarter of 2004.

The SCB incurred an operating loss of $0.1 million for the third quarter of 2005, an improvement of $0.8 million from the 2004 third quarter operating loss of $0.9 million.  The increase in revenues was partially offset by an increase in the cost of sales as a percentage of revenue and additional costs associated with the establishment of a management team dedicated to Secure Products International.

Secure Paper Business

Revenues recorded by SPB for the third quarter of 2005 were $14.1 million, an increase of $0.3 million or 2% compared to the same prior-year period.  A weakening of the US dollar in 2005 compared to 2004 resulted in a 5% increase in contributions from the division’s Canadian-based operations and was offset partially by a 3% organic decrease in revenues attributable primarily to a decrease in volumes.

The SPB achieved operating income of $1.3 million for the third quarter of 2005 compared to the operating income earned in the 2004 third quarter of $1.8 million.  This decrease in operating incomes was due to increases in costs in 2005 related to the rental of equipment and salary and related costs of a new management team, as well as lower 2004 costs due to a parts inventory credit recognized in that period.

Corporate

Operating losses related to the Company’s Corporate operations totaled $8.1 million compared to $3.8 million in the third quarter of 2004.  Excluding the effects of the recovery of $2.4 million in litigation related accruals in 2004, the increase of $1.9 million was largely the result of an increase in overhead costs including the establishment of a US corporate office in New York and increased compliance costs associated with Sarbanes-Oxley legislation and other professional fees.  Stock-based compensation decreased $1.3 million from the previous year from $1.8 million in 2004 versus of $0.5 million in 2005.

Issuance and Redemption of Stock by Affiliates

The third quarter 2005 loss from the issuances and redemption of stock by affiliates was $0.1 million.  This loss resulted from capital transactions completed by certain subsidiaries within the Marketing Communications Group.

Other Income (Expense) and Settlement of Long-Term Debt

The other expense recorded in the third quarter of 2004 was $1.3 million, and primarily related to the settlement of debt, including the writeoff of the related unamortized deferred financing costs, in connection with the establishment of a new credit facility in the third quarter of 2004.

Foreign Exchange Gain (Loss)

The foreign exchange loss of $1.0 million for the third quarter of 2005 increased from a loss of $0.6 million for 2004 due primarily to a strengthening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries.  At September 30, 2005, the exchange rate was 1.16 Canadian dollars to one US dollar, compared to 1.23 at June 30, 2005.  At September 30, 2004, the exchange rate was 1.26 Canadian dollars to one US dollar, compared to 1.33 at June 30, 2004.

Net Interest Expense

Net interest expense for the third quarter of 2005 was $2.4 million, $0.2 million lower than the $2.6 million incurred during the third quarter of 2004.  Interest expense decreased $0.3 million in the third quarter of 2005 compared to the third quarter of 2004 due the reduction of borrowing rates through the replacement of several higher cost credit facilities with the Credit Facility late in the third quarter of 2004 and the reduction of long-term debt through the implementation of a cash management program that provides the Company with access to the cash floats of a majority of its subsidiaries.  Interest expense was reduced in the quarter by a $0.5 million recovery related to the mark-to-market adjustment of a swap agreement.  (See “Liquidity and Capital Resources”).  Interest income decreased by $0.1 million due to higher cash balances at certain businesses in the third quarter of 2005.

Income Taxes (Recovery)

The income tax expense recorded in the third quarter of 2005 was $0.1 million, compared to an expense of $0.4 million for the same period in 2004.  The decrease resulted primarily from lower pre-tax profits after taking into account increased minority interest charges and the use of previously unrecognized tax losses in certain jurisdictions in 2005.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations.  For the third quarter of 2005, income of $0.3 million was recorded, $0.2 million lower than the $0.5 million earned in the third quarter of 2004, primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $6.1 million for the third quarter of 2005, up $3.8 million from the $2.3 million of minority interest expense incurred during the third quarter of 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004, and other recent acquisitions such as the Zyman Group.

Discontinued Operations

Income from discontinued operations of $2.0 million was reported for the third quarter of 2004 compared to a loss of $0.9 million in 2005.  Discontinued operation comprises of the wholly-owned UK-based marketing communications subsidiary, Mr. Smith Agency, Ltd. (“Mr. Smith”) and a variable interest entity whose operations had been consolidated by the Company, LifeMed Media, Inc. (“LifeMed”).

In November 2004, the Company’s management reached a decision to discontinue Mr. Smith due to its unfavorable economics.  Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith.  The remaining sale of assets was completed by the end of the second quarter of 2005.  A gain of $0.4 million was recognized in the second and third quarters of 2005 as a result of receivables previously written off being recovered and unsecured liabilities being written off on liquidation.  No significant one-time termination benefits were incurred.  No further significant charges are expected to be incurred.

During July 2005, LifeMed completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share.  LifeMed received net proceeds of approximately $6.2 million.  Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction.  As a result of the equity transaction of LifeMed, the Company recorded a gain of $1.3 million.  This gain represents the Company’s recovery of previously recorded losses in excess of the Company’s original investment and the losses recorded that were in excess of the minority shareholders original investment.  The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed.  Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the condensed consolidated statement of operations.

Net Income (Loss)

As a result of the foregoing, the net loss recorded for the third quarter of 2005 was $1.7 million or a loss of $0.07 per diluted share, compared to the net loss of $2.9 million or $0.13 per diluted share reported for the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Marketing Communications Group

Strategic Marketing Services

Revenues attributable to SMS for the first nine months of 2005 were $153.8 million compared to $81.7 million in the same period of 2004.  The year-over-year increase of $72.1 million or 88% was attributable primarily to the acquisition of VitroRobertson, LLC during the third quarter of 2004 and Zyman Group, LLC during the second quarter of 2005 and the previously discussed change in the accounting of CPB, which has been consolidated since September 22, 2004.  A weakening of the US dollar in 2005 compared to 2004 resulted in a 1% increase in contributions from the division’s Canadian-based operations.  Had CPB been consolidated during the entire comparable period, organic growth for the first nine months was approximately 8% compared to the first nine months of 2004 primarily due to new business wins in the US.

The operating income of SMS improved by approximately 66% to $20.6 million from $12.4 million in 2004, while operating margins decreased to 13.4% for 2005 from 15.1% in 2004.  These increased profits were primarily reflective of the Zyman acquisition and the application of consolidation accounting of the results of CPB during the third quarter of 2005 versus equity accounting during the same period of 2004 partially offset by an increase in operating costs related to salaries including re-organization severance segments and increased amortization of intangibles.

Customer Relationship Management

Revenues reported by the CRM segment for the nine months ended September 2005 were $49.1 million, an increase of $7.4 million or 18% compared to the $41.7 million reported for the same period of 2004.  This growth was due primarily to higher volumes from existing clients.

The operating income earned by CRM decreased by approximately $1.7 million to $0.6 million for 2005 from $2.3 million for the previous year. Operating margins were 1.2% for 2005 as compared to 5.4% in 2004.  The decrease was primarily the result of an increase in both the cost of services sold and occupancy costs that was not fully offset by the increase in revenues generated.

Specialized Communications Services

SCS generated revenues of $58.1 million for the first three quarters of 2005, $11.6 million or 25% higher than the same period of 2004.  Acquisitions accounted for an increase of approximately 9%, while organic growth, reflective of new business wins, was approximately 12% for the year-to-date period compared to the same period of 2004. Revenues of the division’s Canadian- and UK-based operations increased 3% compared to 2004 as a result of a weakening of the US dollar.

Similarly, the operating income of SCS increased by approximately 43% to $9.0 million from $6.3 million in the previous year due primarily to the increase in revenue partially offset by a moderate increase in direct costs and salaries.  Consequently, operating margins increased to 15.4% for 2005 as compared to 13.6% in 2004.

Secure Products International

Secure Cards Business

Revenues from the SCB for the first three quarters of 2005 were $21.9 million, representing an increase of $2.9 million or 15% over the $19.0 million recorded in the same prior-year period.  Increased volumes produced organic growth of approximately 9% for the first three quarters of 2005 compared to the first three quarters of 2004.  The division’s Canadian- and Australian-based operations reported a 7% increase in revenues related to a weakening of the US dollar in 2005 compared to 2004.

The SCB incurred an operating loss of $1.3 million for the nine months ended September 30, 2005, an improvement of $0.7 million from the operating loss of $2.0 million reported for the same nine months of 2004.  Increase in revenues and a decrease in general and other operating costs primarily related to administrative salaries, was partially offset by an increase in the cost of sales as a percentage of revenue from 50.5% in 2004 to 56.3% in 2005, additional severance costs and additional costs associated with the establishment of a management team dedicated to Secure Products International.

Secure Paper Business

Revenues recorded by SPB for the first nine months of 2005 were $33.9 million, a decrease of $2.4 million or 7% compared to the same prior-year period.  The organic decrease in revenues of 11%, attributable primarily to a reduction in the volume of stamps produced by was partially offset by the impact of a weakening of the US dollar in 2005 compared to 2004 on the revenues of the division’s Canadian-based operations.

The SPB earned operating income of $0.5 million for the first three quarters of 2005 compared to the operating income earned $3.8 million in the same period of 2004.  The decrease in operating incomes was attributable to a decrease in the volume, coupled with a change in the mix of products sold to lower margin products and higher overall operating costs.  After taking into account a 2004 parts inventory credit of $0.4 million, general and other operating costs increased $0.8 million primarily the result of an increase in salaries of the ticketing operation and salary and related costs of the new management team of Secure Products International in the third quarter of 2005.

Corporate

Operating losses related to the Company’s Corporate and Other operations totaled $18.8 million compared to $14.9 million in the first three quarters of 2004.  Excluding the effects of the recovery of $2.4 million in litigation related accruals in 2004, an increase in overhead costs of $3.5 million included the establishment of a US corporate office in New York, increased compliance costs associated with Sarbanes-Oxley legislation, partially offset by a decrease in the provision for stock-based compensation.  Stock-based compensation was $2.3 million in 2005 versus $6.6 million in 2004.  The $4.3 million decrease primarily related to charges recorded in the first quarter of 2004 for warrants issued.

Issuance and Redemption of Stock by Affiliates

The loss of $0.2 million reported for 2005 related to third quarter capital transactions completed by certain subsidiaries of the Marketing Communications Group.

Other Income (Expense) and Settlement of Long-Term Debt

The other income recorded in the first nine months of 2005 of $0.8 million related to the second quarter settlement of a loan held by Corporate operations which was previously provided for, and equipment dispositions.  The 2004 gain of $14.9 million primarily related to the first quarter divestiture of the Company’s remaining interest in Custom Direct, net of a loss on the settlement of the exchangeable debentures and the fair value adjustments on the related embedded derivative.

Foreign Exchange Gain (Loss)

The foreign exchange loss was $0.7 million for the first three quarters of 2005 compared to the loss of $0.2 million recorded in the same period of 2004 and was due primarily to a strengthening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries.  At September 30, 2005, the exchange rate was 1.16 Canadian dollars to one US dollar, compared to 1.20 at the end of 2004.  At September 30, 2004, the exchange rate was 1.26 Canadian dollars to one US dollar, compared to 1.30 at the end of 2003.

Net Interest Expense

Net interest expense for the nine months ended June 30, 2005 was $5.8 million, $1.4 million lower than the $7.2 million incurred during the first nine months of 2004.  Interest expense decreased $1.4 million in the first three quarters of 2005 compared to the first three quarters of 2004 due to the redemption of the Company’s 7% subordinated unsecured convertible debentures in the second quarter of 2004, the reduction of borrowing rates through the replacement of several higher cost credit facilities with the Credit Facility in the third quarter of 2004 and the reduction of long-term debt through the implementation of a cash management program that provides the Company with access to the cash floats of a majority of its subsidiaries.  Additionally, interest expense was reduced on a year-to-date basis at September 30, 2005 by $0.3 million related to the mark-to-market adjustment of a swap agreement.  (See “Liquidity and Capital Resources”).  Interest income decreased by $0.4 million due to higher cash balances at certain businesses and head office in the first three quarters of 2004 versus 2005.

Income Taxes (Recovery)

The income tax recovery recorded in the first nine months of 2005 was $1.9 million compared to an expense of $0.3 million for the same period in 2004.  The Company’s effective tax rate was substantially lower than the statutory tax rate due to the utilization of previously unrecognized tax losses in certain jurisdictions in 2005, and in 2004, because the Company did not recognize a tax charge related to the gain on sale of an affiliate as a result of available tax losses for which a full valuation allowance had previously been recorded.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations.  For the first three quarters of 2005, income of $0.6 million was recorded, $2.7 million lower than the $3.3 million earned in the first three quarters of 2004, primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $14.4 million for the first three quarters of 2005, up $8.5 million from the $5.9 million of minority interest expense incurred during the first three quarters of 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004, and other recent acquisitions.

Discontinued Operations

The income from discontinued operations for the first nine months of 2005 amounted to $0.6 million versus a loss of $6.1 million for the first nine months of 2004.  Discontinued operations comprise of the wholly-owned UK-based marketing communications subsidiary, Mr.Smith Agency, Ltd. (“Mr.Smith”) and a variable interest entity whose operations had been consolidated by the Company, LifeMed Media, Inc. (“LifeMed”).

In November 2004, the Company’s management reached a decision to discontinue Mr. Smith due to its unfavorable economics.  Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith.  The remaining sale of assets was completed by the end of the second quarter of 2005.  A gain of $0.4 million was recognized in the second and third quarters of 2005 as a result of receivables previously written off being recovered and unsecured liabilities being written off on liquidation.  No significant one-time termination benefits were incurred.  No further significant other charges are expected to be incurred.

During July 2005, LifeMed completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share.  LifeMed received net proceeds of approximately $6.2 million.  Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction.  As a result of the equity transaction of LifeMed, the Company recorded a gain of $1.3 million. This gain represents the Company’s recovery of previously recorded losses in excess of the Company’s original investment and the losses recorded that were in excess of the minority shareholders original investment.  The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed.  Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the condensed consolidated statement of operations.

Net Income

As a result of the foregoing, the net loss recorded for the first nine months of 2005 was $6.4 million or a loss of $0.28 per diluted share, compared to the net income of $6.5 million or $0.28 per diluted share reported for the first nine months of 2004.

Liquidity and Capital Resources:

Liquidity

The following table provides information about the Company’s liquidity position:

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2004
Cash and cash equivalents	$11,419	$15,121	$22,673
Working capital	$(101,701)	$(26,742)	$(35,872)
Cash from operations	$(5,357)	$6,892	$24,502
Cash from investing	$(63,421)	$(25,958)	$(27,656)
Cash from financing	$57,333	$(21,791)	$(34,367)
Total debt	$131,697	$70,497	$59,564

As at September 30, 2005, $1.7 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

At September 30, 2005, the Company had a working capital deficit of $101.7 million compared to a deficit of $35.9 million at December 31, 2004.  Excluding the effect of the $80.0 million long-term debt reclassification in the third quarter of 2005 (see “Financing Activities—Long Term Debt” below), working capital improved by $14.2 million primarily due to seasonal shifts in amounts billed to clients and paid to suppliers, primarily media outlets.

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in operations, including changes in non-cash working capital, for the first nine months of 2005 was $5.4 million.  This was attributable primarily to the loss from continuing operations of $7.0 million, a decrease of $17.5 million in non-cash working capital primarily the result of a decrease in accounts payable of $11.4 million and an increase in accounts receivable of $5.3 million as well as an increase in deferred tax assets of $3.3 million.  This was partially offset by depreciation and amortization of $19.8 million and non-cash stock-based compensation of $2.4 million.  Cash provided by operations was $6.9 million in the same period of 2004 and was primarily reflective of income from continuing operations of $12.6 million, stock-based compensation of $6.9 million, depreciation and amortization of $8.3 million, amortization and write-off of deferred finance charges of $6.0 million partially offset by changes in non-cash working capital of $2.9 million, earnings of non-consolidated affiliates of $3.3 million and a gain on sale of assets and the settlement of long-term debt of $21.0 million.

Investing Activities

Cash flows used in investing activities were $63.4 million for the first nine months of 2005, compared with $26.0 million in the first nine months of 2004.

Expenditures for capital assets in the first three quarters of 2005 were $8.6 million.  Of this amount, $6.5 million were made by the Marketing Communications Group and the remaining $2.1 million related primarily to the purchase of manufacturing equipment by the Secure Products Group.  In the first three quarters of 2004, capital expenditures totaled $11.3 million, of which $5.8 million related to the Marketing Communications Group’s acquisition of computer and switching equipment with the balance used by Secure Products Group to purchase manufacturing equipment.

Cash flow used in acquisitions was $56.4 million in the first nine months of 2005 and primarily related to the purchase of the Zyman Group.  In 2004, cash flow used in acquisitions was $17.1 million and related primarily to the investing activities of the Marketing Communications Group and earnout payments.

Distributions received from non-consolidated affiliates amounted to $1.4 million for the first three quarters of 2005 compared to $5.5 million in the same prior–year period.  The $4.1 million decrease was primarily due to distributions from CPB in 2004 when it was accounted for on an equity basis.  Since September 22, 2004, this entity has been consolidated as a variable interest entity.

Financing Activities

During the first three quarters of 2005, cash flows provided by financing activities amounted to $57.3 million, and consisted of proceeds related to the issuance of $36.7 million of convertible debentures in the second quarter, and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group.  Payments made of $10.1 million consist of payments under capital leases, bank borrowings, and debt assumed in the Zyman Group acquisition.  In addition, the Company incurred $3.3 million of finance costs related to both the convertible debentures and the various amendments under the credit facility.  In the same prior-year period, cash flows used in financing activities were $21.8 million and consisted of the proceeds from the issuance of long-term debt of $67.3 million, $13.8 million of bank indebtedness related to the new facility, a repayment of $94.5 million of long-term indebtedness, proceeds of $3.6 million from the issuance of share capital through a private placement and the exercise of stock options and $12.1 million used to repurchase shares of the company under a normal course issuer bid.

Long-Term Debt

Long-term debt (including the current portion of long-term debt) at the end of the third quarter of 2005 was $130.2 million, an increase of $76.7 million compared with the $53.5 million outstanding at December 31, 2004, primarily the result of an increase of borrowing under the Credit Facility, the issuance of approximately $36.7 million of convertible debentures and debt assumed in the Zyman Group acquisition.

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

On October 31, 2005, the Company further amended its Credit Facility.  Pursuant to such amendment, among other things, the lenders (i) reduced the revolving commitments under the Credit Facility to $105 million, effective as of the date of the amendment, with a further reduction of $5 million on December 31, 2005; (ii) modified the Company’s “total debt ratio” and “fixed charges ratio” covenants; (iii) effective April 15, 2006, added a 1.0% per annum facility fee on the amount of the revolving commitments under the Credit Facility in excess of $65 million, which fee will be payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65 million; and (iv) waived the default that may have occurred as a result of the Company’s failure to comply with its total debt ratio covenant and fixed charges covenant with respect to the test period ended September 30, 2005.   In addition, in the event of a sale of the

Company’s secure products business, the Company must repay advances under the Credit Facility by an amount equal to the net proceeds received by the Company from such sale (“Sale Net Proceeds”), and the revolving commitments under the facility would be reduced by an amount equal to the Sale Net Proceeds.

The recent amendments to the Credit Facility were necessary in order to avoid an event of default under the Credit Facility, to finance the Zyman Group acquisition, and to permit the Company to continue to borrow under the Credit Facility.  The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes that the Company will be in compliance with covenants over the next twelve months.  However, as a result of the need to obtain waivers and amend the Credit Facility in three of the past four reporting periods, the Company has determined that the most conservative accounting classification is for the outstanding debt under the Credit Facility to be classified as a current liability.  Notwithstanding this accounting classification, management is confident that the Company will be in compliance with its amended financial covenants for at least the next twelve months.  In addition, although such debt has been classified as a current liability, the maturity date of the Credit Facility remains September 22, 2007.

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

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, and (iv) minimum net worth, in each case as such term is specifically defined in the Credit Facility.  For the period ended September 30, 2005, the Company’s calculation of each of these covenants, and the specific requirements for under the Credit Facility, respectively, were as follows:

September 30, 2005
Total Debt Ratio	4.03 to 1.0
Maximum per covenant	waived

Fixed Charges Ratio	0.84 to 1.00
Minimum per covenant	waived

Minimum Liquidity	$42.6 million
Minimum per covenant	$11.7 million

Net Worth	$153.0 million
Minimum per covenant	$132 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed a public offering in Canada of convertible unsecured subordinated debentures amounting to $36.7 million (C$45.0 million) (the “Debentures”).  The Debentures will mature on June 30, 2010. The Debentures will bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. In the event that MDC does not have an effective resale registration statement filed with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) on December 31, 2005, the rate of interest will increase by 0.50% for the first six month period following December 31, 2005, and, if the Company does not have an effective resale registration statement filed with the SEC by June 30, 2006, the rate of interest will increase by an additional 0.50%. Such additional rates of interest will continue until the earlier of (a) the end of the six month period in which the Company has an effective resale registration statement filed with the SEC, or (b) June 30, 2007, at which time the interest rate will return to 8.00%. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

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

Capital Resources

At September 30, 2005, the Company had utilized approximately $86 million of its Credit Facility in the form of drawings and letters of credit.  Cash and undrawn available bank credit facilities (after giving effect to the October 31, 2005 amendment described above) to support the Company’s future cash requirements, as at September 30, 2005, was approximately $27 million.

The Company expects to incur approximately $4.4 million of capital expenditures in the remainder of 2005 and $13.0 million in 2006.  Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries.  The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity.  Management believes that the Company’s cash flow from operations and funds available under the Credit Facility will be sufficient to meet its ongoing capital expenditure, working capital and other cash needs over the next two years.  If the Company has significant growth through acquisitions, however, management expects that the Company could need to obtain additional financing.  As described previously, on April 1, 2005, the Company increased its Credit Facility from $100 million to $150 million, with a subsequent reduction to $116.2 million at June 28, 2005.  Effective October 31, 2005, the Company agreed to a further reduction of its Credit Facility to $105 million, with an additional reduction to $100 million at December 31, 2005.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller.  The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At September 30, 2005, approximately $0.4 million of the deferred consideration relates to prior year acquisitions and is presented on the Company’s balance sheet. The remainder of the deferred acquisition consideration relates to current year acquisition’s non-contingent payments. Based on the various assumptions as to future operating results of the relevant entities, including the April 1, 2005 acquisition of the Zyman Group, management estimates that approximately $2.9 million of additional deferred purchase obligations could be triggered during 2005 or thereafter.  The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2005, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate of approximately $84.0 million to the owners of such rights to acquire the remaining ownership interests in the relevant subsidiaries.  Of this amount, the Company is entitled, at its option, to fund approximately $17.0 million by the issuance of share capital.  If these rights were exercised in aggregate, the Company would acquire incremental ownership interests in the relevant Marketing Communications subsidiaries, entitling the Company to additional annual operating income before depreciation and amortization, which is estimated, using the same earnings basis used to determine the aggregate purchase price noted above, to be approximately $13 million.  The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.  See “Forward Looking Statements.”

Approximately $4.2 million of the estimated $84 million that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” rights relates to rights exercisable in 2005 and 2006, in respect of the securities of six subsidiaries.  The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations, bank borrowings and/or other external sources of financing.  The acquisition of any equity interest in connection with the potential exercise of these rights in 2005 will not be recorded in the Company’s financial statements until ownership is transferred.

In addition to the potential obligation noted above, subsequent to September 30, 2005, the Company has received notice to exercise certain of the “put” rights that are not currently reflected on the Company’s balance sheet at September 30, 2005.  See “Subsequent Events”.

Subsequent Events

In October 2005, the Company received notice that the remaining minority interest equity holder of Source Marketing LLC has exercised its put option. Management estimates the exercise price for the put option will be approximately $2.2 million payable in cash with up to 20% payable in the Company’s share capital at the Company’s option.  The closing for such put option exercise is expected to be completed during the fourth quarter of 2005 or the first quarter of 2006.  Upon closing this transaction, the Company’s ownership interest in Source Marketing would increase from 87.7% to 100%.

Differences in MD&A Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the MD&A had the Company prepared the MD&A using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its interim consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 in Note 15 to the condensed consolidated interim financial statements.  The primary GAAP difference impacting the components of operating income (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the Marketing Communications businesses, while US GAAP requires equity accounting for such investments.  This GAAP difference does not have a significant impact on the content of the MD&A as the discussion of the results of the Company’s marketing communications businesses has been presented on a combined basis, consistent with the Company’s segment disclosures in its condensed consolidated interim financial statements.  The Combined financial information has been reconciled to US GAAP financial information by adjusting for the equity accounting for certain the joint ventures in this MD&A as well as in the segment information in Note 11 to the condensed consolidated interim financial statements.  If the reconciliation of the Combined financial information were prepared to reconcile to Canadian GAAP results, it would have adjusted for the proportionate consolidation of the joint venture.

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

Revenue Recognition. The Company generates services revenue from its Marketing Communications businesses and product revenue from its Secure Products businesses.

Marketing Communications

The Marketing Communications group earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

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

Secure Products

Substantially all of the Secure Products International group revenue is derived from the sale of products. There are no warranty or product return provisions in the Company’s contracts that result in significant provisions.  The Company has the following revenue recognition policies.

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

Revenue derived from the design, manufacturing, inventory management and personalization of secure cards is recognized as a single unit of accounting when the secure card is shipped to the cardholder, the Company’s service obligations to the card issuer are complete under the terms of the contractual arrangement, the total selling price related to the card is known and collection of the related receivable is reasonably assured. Any amounts billed and/or collected in advance of this date are deferred and recognized at the shipping date. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipping in the event of contract termination and accordingly the Company accounts for the costs incurred related to design and manufacturing as inventory work-in-process.

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

New Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

Effective in Future Periods

In October 2005, the FASB issued Staff Position (“FSP”) FAS 13-1, which clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized. Rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with earlier application permitted. The capitalization of rental costs must cease as of the effective date in respect of operating lease arrangements entered into prior thereto. Retroactive restatement of prior period financial statements is allowed, but not required. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“ EITF 04-13” ). The Task Force addressed the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (or multiple separate arrangements). The Task Force reached the following consensuses:

•                  Two or more inventory purchase and sales transactions with the same counterparty entered into in contemplation of one another should be combined for purposes of applying “Accounting for Nonmonetary Transactions”.  If one transaction is legally contingent upon the performance of another, the transactions should be considered a single transaction. Note that the issuance of invoices and the exchange of offsetting cash payments are not factors in determining whether the purchase and sales transactions should be considered as a single transaction.

•                  If one transaction is not legally contingent on the other, the following factors (neither of which is necessarily determinative) could indicate that the two transactions were entered into in contemplation of each other.

•                  A specific legal right of offset exists between the counterparties.

•                  The transactions were entered into simultaneously.

•                  The transactions were entered into under off-market pricing and other terms.

•                  Relative certainty exists that reciprocal inventory transactions with the same counterparty will take place.

•                  The transfer of finished goods inventory in exchange for raw materials or work-in-process (WIP) between entities in the same line of business does not constitute an exchange transaction intended to facilitate sales to customers for the entity transferring the finished goods. Thus, the transaction should be recognized at fair value by that entity if, pursuant to APB Opinion 29, (1) fair value is reasonably determinable, and (2) the transaction has commercial substance.

•                  Nonmonetary exchanges between counterparties in the same line of business involving the transfer of (1) raw materials or WIP in exchange for raw materials, WIP, or finished goods, or (2) finished goods inventory in exchange for other finished goods, should be recorded at the carrying amount of the inventory transferred (i.e., not at fair value).

The foregoing consensus is effective for new arrangements entered into and for modifications or renewals of existing arrangements beginning in the first interim or annual reporting period commencing after March 2006, with early application permitted. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“ EITF 05-7”). According to EITF Issue 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19 :

•                  In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification.

•                  The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option.

•                  A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value).

The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

Note that EITF 96-19 itself has been amended to conform to the consensus in EITF 05-7. Pursuant to EITF 96-19, from the debtor’s perspective, an exchange of debt instruments (or a modification of a debt instrument) is deemed to have been accomplished with instruments that are “substantially different”, which is defined to mean that the present value of the cash flows under the new terms is at least 10% different from the present value of the remaining cash flows under the original terms. The guidance in EITF 96-19 regarding calculation of the present value of cash flows for purposes of applying the 10% test has been amended to add the point that the change in fair value of an embedded conversion option should be included in the calculation in a manner similar to that in which a current period cash flow would be included. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”).  The Task Force reached the following consensuses:

•                  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109 , Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.

•                  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.

•                  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The Company does not expect its financial statements to be significantly impacted by this statement.

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

The consensuses should be applied to covered leasehold improvements acquired (either in a business combination or otherwise) in periods beginning after June 29, 2005; earlier application is permitted for periods for which financial statements have not yet been issued. In September 2005, the EITF modified the above consensus to clarify that the guidance in EITF 05-6 does not apply to pre-existing leasehold improvements and should not be used to justify the re-evaluation of the amortization periods thereof in respect to additional renewal periods, when new leasehold improvements are placed into service significantly after the initial lease terms and that were not contemplated at or near the inception of the lease term. The Company does not expect its financial statements to be significantly impacted by this statement.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment”.  (“SFAS 123(R)”) On April 14, 2005, the SEC amended the effective date such that the standard is effective no later than the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method.  In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123.  In September 2005, the FASB issued Staff Position (“FSP”) FAS 123(R)-1, which defers the provisions of SFAS 123(R) that make a freestanding financial instrument originally issued in a share-based compensation arrangement with employees subject to other GAAP when the holder ceases to be an employee, unless the terms of the instrument have been subsequently modified.  Further, in October 2005, the FASB issued FSP FAS 123(R)-2, which provides practical guidance for determining the date of grant of an award pursuant to SFAS 123(R).  Although the Company is still evaluating the impact, due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.  This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required beginning January 1, 2006.  The Company does not expect its financial statements to be significantly impacted by this statement.

Risks and Uncertainties:

This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, particularly regarding expectations of future compliance with its financial covenants under the Credit Facility, the financial and strategic impact of acquiring the Zyman Group, recent business and economic trends, potential acquisitions, estimates of amounts for deferred acquisition consideration and “put” option rights, constitute forward-looking statements.  These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section.  Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

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

•                                          risks arising from reported and potential future material weaknesses in internal control over financial reporting;

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

Debt Instruments. At September 30, 2005, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility.  This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $126.0 million, as of September 30, 2005, a 1.0% increase or decrease in the weighted average interest rate, which was 7.4% during the quarter ended September 30, 2005, would have an interest impact of approximately $1.3 million annually.

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

Derivative – Swap

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1.8 million and will pay interest of $1.5 million per annum.  The Swap contract matures June 30, 2008.  At September 30, 2005, the Swap fair value was estimated to be a receivable of $0.3 million and is reflected in other assets on the Company’s balance sheet at that date, with a corresponding reduction to interest expense.  The Company only enters into derivatives for purposes other than trading.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our President & Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, and in light of the facts and material weaknesses in the Company’s internal control over financial reporting described below, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.  Accordingly, the Company performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP. These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures to provide reasonable assurance that the financial statements included in this report are fairly presented in all material respects.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.   Management previously assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to several material weaknesses.  These material weaknesses, which are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2004, comprised:

1.               Control Environment.  The control environment did not sufficiently promote effective internal control over financial reporting throughout the management structure.

2.               Financial Reporting Close Process.  The Company’s controls over the financial reporting close process were not consistently applied, resulting in a material weakness related to the Company’s ability to compile and review accurate financial statements on a timely basis.

3.              Accounting For Complex and Non-Routine Transactions.  The Company did not properly assess the roles and responsibilities within the accounting and finance department, did not provide sufficient training to accounting personnel, and did not have a sufficient number of finance personnel, sufficient technical accounting knowledge, and appropriate procedures to address and review complex and non-routine accounting matters.

4.               Revenue Recognition and Accounting for Related Costs.  As a result of certain deficiencies described above under the subheadings “Control Environment” and “Financial Reporting Close Process”, the Company has a material weakness with respect to revenue recognition and accounting for related costs in accordance with SAB 101, as revised and updated by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

5.               Income Taxes.  The Company did not maintain effective controls over the recording of income taxes payable, deferred income tax assets and liabilities and the income tax provision.   Specifically, it did not have accounting personnel with sufficient knowledge of US GAAP related to income tax accounting and reporting.

6.               Lease Accounting.  As a result of certain control deficiencies described above under the subheadings “Control Environment” and “Financial Reporting Close Process”, certain of the Company’s accounting policies for leases and leasehold improvements were incorrect.  The accounts impacted were leasehold improvements, accumulated depreciation, occupancy costs, amortization, other liabilities and deferred rent.

7.               Segregation of Duties.  The Company had deficient controls within its accounting and finance departments and its financial information systems over segregation of duties and user access, respectively.  Specifically, certain duties within the accounting and finance department were not properly segregated, including payroll.

8.               Information Technology General Controls.  The Company determined that many of its information systems were subject to general control deficiencies.

The Company is currently designing and implementing improved controls to address the material weaknesses described above.  In the third quarter of 2005, the Company took (and, in certain cases, subsequently took or is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address these material weaknesses.  Specifically, the Company:

1.               Hired a Vice President, Controller with US GAAP experience.  The Company has also hired additional accounting and finance department staff, and continues to actively pursue additional personnel with US GAAP experience for its accounting and finance departments at the Company’s operating subsidiaries and corporate head office;

2.               Hired a Vice President, Information Technology, with experience in information systems;

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

6.               Hired and will continue to hire additional personnel to support management’s process for evaluating internal controls over financial reporting.

The Company continues to dedicate significant personnel and financial resources to the ongoing development and implementation of a plan to remediate its material weaknesses in internal control over financial reporting.  There have been no other changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 or subsequently that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no transactions occurring during the third quarter of 2005 in which the Company issued shares of its Class A subordinate voting shares that were not registered under the with the SEC.

The Company made no purchases of its equity securities during the third quarter of 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Amendment No. 6, dated as of October 31, 2005, to the Credit Agreement made September 22, 2004 (the “Credit Agreement”) among MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2005);

10.2	Form of Stock Option Agreement for the award of stock options under the Company’s 2005 Stock Incentive Plan:*

10.3	Form of Restricted Stock Grant Agreement for the award of restricted stock under the Company’s 2005 Stock Incentive Plan;*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and CFO pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

99.1	List of the Company’s operating subsidiaries by reportable segments*;

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Chief Accounting Officer

November 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 6, dated as of October 31, 2005, to the Credit Agreement made September 22, 2004 (the “Credit Agreement”) among MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2005);

10.2	Form of Stock Option Agreement for the award of stock options under the Company’s 2005 Stock Incentive Plan:*

10.3	Form of Restricted Stock Grant Agreement for the award of restricted stock under the Company’s 2005 Stock Incentive Plan;*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and CFO pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

99.1	List of the Company’s operating subsidiaries by reportable segments*;

* Filed electronically herewith.