Form 10-K
period 2005-12-31
MDC PARTNERS INC
filed 2006-03-16
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005
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

950 Third Avenue, New York, NY, 10022
(646) 429-1809

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	n/a

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Subordinate Voting	NASDAQ
Shares without par value	Toronto Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2005 was approximately $161.4 million, computed upon the basis of the closing sales price of the common stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers), and officers of the registrant have been excluded.

As of March 1, 2006, there were 23,442,015 outstanding shares of Class A subordinate voting shares without par value, and 2,502 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2006, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board,” “Outstanding Shares,” “Transactions with MDC Partners Inc.” and “Appointment of Independent Accountants”.

AVAILABLE INFORMATION

Information regarding the Company’s annual report on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (“SEC”). Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.

The Company’s Code of Conduct, WhistleBlower Policy, and each of the charters for the Audit Committee, Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee, are available free of charge on the Company’s website at http://www.mdc-partners.com or by writing to MDC Partners Inc., 950 Third Avenue, New York, NY 10022, Attention: Investor Relations.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, recent business and economic trends, potential acquisitions, estimates of amounts for deferred acquisition consideration and “put” option rights, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.

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

•       the Company’s ability to remain in compliance with its debt agreements;

•       risks arising from identified and potential future material weaknesses in internal control over financial reporting;

•       the Company’s ability to retain and attract key employees;

•       the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•       foreign currency fluctuations.

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations and through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

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

PART I

Item 1.                        Business

BUSINESS

MDC PARTNERS INC.

MDC was formed by Certificate of Amalgamation effective December 19, 1986, pursuant to the Business Corporations Act (Ontario). Effective December 19, 1986, MDC amalgamated with Branbury Explorations Limited, and thereby became a public company operating under the name of MDC Corporation. On May 28, 1996, MDC changed its name to MDC Communications Corporation and, on May 29, 1999, it changed its name to MDC Corporation Inc. On July 31, 2003, MDC acquired the remaining 26% of Maxxcom Inc. (“Maxxcom”) that it did not already own, privatizing the now wholly-owned subsidiary and merging Maxxcom’s corporate functions with MDC’s existing corporate functions. On January 1, 2004, MDC changed its name to its current name, MDC Partners Inc., and on June 28, 2004, MDC was continued under Section 187 of the Canada Business Corporations Act. MDC’s registered and head office is located at 45 Hazelton Avenue, Toronto, Ontario, M5R 2E3.

MDC is a leading provider of marketing communications services and secure transaction products and services, to customers in more than 10 countries. MDC has operating units in the United States, Canada, Australia, the United Kingdom and Mexico. MDC conducts its businesses through two operating groups: the Marketing Communications Group and the Secure Products International Group.

Marketing Communications Group

MDC’s subsidiaries provide a comprehensive range of marketing communications and consulting services in the United States, Canada and the United Kingdom, including advertising, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, corporate identity, design and branding, interactive marketing, strategic entertainment and other related services.

MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing communications services to their clients. Management believes that long-term shareholder value is maximized with an operating philosophy of “Perpetual Partnership”® with proven committed industry leaders in marketing communications. The basic tenets of Perpetual Partnership are:

•       Find the right Partners.   We look for successful firms that bring innovation and creativity to marketing communications disciplines. We further seek growth-minded, entrepreneurial firms where management has a strong track record yet seeks additional resources to help accelerate growth.

•       Create the right Partnership.   The model requires partners to retain an equity stake in the business. Moreover, the Perpetual Partnership model respects the unique culture of each Partner firm, and therefore seeks to enhance, not change, what has made our Partners successful.

•       Provide access to more resources. MDC will help Partners develop their business plans, make use of other Partners’ capabilities and provide financial and other assistance in furthering their strategic objectives.

•       Deliver healthy financial rewards.   The Perpetual Partnership model provides Partners with an immediate financial return and gives them an ongoing share of future profits. The model further facilitates a smooth transition to a new generation of employee-stakeholders.

The Marketing Communications Group operates through its “partner” companies within the following reportable segments:

Strategic Marketing Services (“SMS”)

The SMS segment consists of integrated marketing consulting services firms that offer a full complement of marketing communication and consulting services, including advertising and media, direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. The SMS segment is comprised of the following agencies:  Allard Johnson; ACLC; Colle + McVoy; Crispin Porter + Bogusky; Fletcher Martin; kirshenbaum bond + partners; Margeotes Fertitta Powell; VitroRobertson; and Zyman Group.

Customer Relationship Management (“CRM”)

The CRM segment, comprised of Accent Marketing Services, provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop each client’s customer base. This is accomplished primarily through sophisticated database management and analytical services and through customer care services using several domestic and a foreign-based customer contact facilities.

Specialized Communication Services (“SCS”)

The SCS segment includes marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in selected marketing services. The services they provide include advertising, sales promotion, direct marketing, media relations and corporate communications. The SCS segment is comprised of the following agencies:  Banjo; Bratskeir & Company; Bruce Mau Design; Bryan Mills Group; Chinnici Direct; Computer Composition; Hello Design; henderson bas; Integrated Healthcare Communications; Mackenzie Marketing;  Northstar Research Partners; Onbrand; Pro-Image; Source Marketing; TargetCom; and Veritas Communications.

Secure Products International Group

MDC’s Secure Products International Group provides security products and services in Canada, United States and Australia in three primary areas: (i) electronic transaction products, such as credit, debit, telephone and smart cards; (ii) secure ticketing products, such as airline, transit and event tickets; and (iii) stamps, both postal and excise.

The Secure Products International Group is comprised of two segments:  the Secure Cards Business and the Secure Paper Business.

Secure Cards Business

This segment provides security products and services related to electronic transaction products such as credit, debit, telephone and smart cards. The Secure Cards Business is comprised of Placard Pty Ltd. (“Placard”) and Metaca Corporation (“Metaca”). Placard provides card services and smart cards in the Australian market, serving the financial services, telecommunications, retail, insurance, government and utility industries. Metaca is a secure card solution provider, offering clients innovative, single source solutions for chip and traditional card applications.

Secure Paper Business

This segment produces secured specialty printed products which include stamps, labels and tickets. Products for each of these entities are manufactured for customers on a specific order basis. The Secure Paper Business consists of Ashton Potter and Mercury Graphics. Ashton Potter is one of the world’s largest postage stamp manufacturers and a leader in the high security printing business. Mercury Graphics provides product solutions in security and specialty printing, specializing in events ticketing, airlines and mass transit markets.

Equity Accounted Affiliates:

The following are the Company’s affiliates that are accounted for under the equity method:  Accumark Promotions; Cliff Freeman and Partners; e-Lab Technologies; Mono Advertising; Zig; FuseProject and 939 GP Inc. These entities provide a range of advertising and marketing communication services.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompany notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis—Off-Balance Sheet Commitments—Put Rights of Subsidiaries’ Minority Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC Partners Inc.

Schedule of Current and Potential Ownership

			PUT/CALL OPTIONS
Company	% Owned at 12/31/05	Year cquired	2006	Thereafter
			(See Notes)
Marketing Communications
Consolidated:
Strategic Marketing Services
ACLC Inc	100.0%	1992	—
Allard Johnson Communications Inc.	60.0%	1992	69.1%
Colle & McVoy, Inc.	100.0%	1999	—
Crispin Porter & Bogusky, LLC	49.0%	2001	—	Note 1
Fletcher Martin, LLC	85.0%	1999	100.0%
kirshenbaum bond & partners, LLC	60.0%	2004	—	Note 2
Margeotes Fertitta Powell, LLC	95.0%	1998	—	Note 3
Vitro Robertson, LLC	68.0%	2004	—	Note 4
Zyman Group, LLC.	61.6%	2005	—	Note 5
Customer Relationship Management
Accent Marketing Services, LLC	89.4%	1999	97.6%	Note 6
Specialized Communication Services
Banjo Strategic Entertainment, LLC	75.0%	2004	—
Bratskeir & Company, Inc.	100.0%	2000	—
Bruce Mau Design Inc.	50.1%	2004	—
Bryan Mills Group Ltd.	71.2%	1989	100.0%
Chinnici Direct, Inc.	100.0%	2000	—
Computer Composition of Canada Inc.	100.0%	1988	—
Hello Design, LLC	51.0%	2004	—
henderson bas partnership	65.0%	2004	100.0%
Integrated Healthcare Communications, Inc.	80.0%	1997	—
Mackenzie Marketing, Inc.	100.0%	2000	—
Northstar Research Partners Inc.	50.1%	1998	100.0%
Onbrand (formerly Strategies International)	85.0%	1992	—
Pro-Image Corporation	100.0%	1994	—
Source Marketing, LLC	87.7%	1998	100.0%	Note 7
TargetCom, LLC	100.0%	2000	—
Veritas Communications Inc.	58.8%	1993	—
Equity Accounted:
Equity Accounted Affiliates
Accumark Promotions Group Inc	55.0%	1993	—
Cliff Freeman and Partners, LLC	19.9%	2004	80.1%	Note 8
Mono Advertising, LLC	49.9%	2004	—	Note 9
Zig Inc.	49.9%	2004	—	Note 10
Fuseproject.	20.0%	2005	—	Note 11
Secure Products International
Consolidated:
Ashton-Potter [USA] Ltd.	100.0%	1993	—
Mercury Graphics	100.0%	1995	—
Metaca Corporation	100.0%	1997	—
Placard Pty Ltd.	100.0%	1996	—

Notes

1.                MDC has the right to increase its ownership in Crispin Porter & Bogusky, LLC (“CPB”)  through acquisition of an incremental interest, up to 83% in 2007 and 100% in 2009. The other interest holders have the right to put to MDC an incremental interest up to 57.5% in 2007, up to 83% in 2008 and up to 100% in 2009.

2.                MDC has the right to increase its ownership in kirschenbaum bond & partners, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2008.

3.                MDC has the right to increase its ownership in Margeotes Fertitta Powell LLC through acquisition of an incremental interest, and the interest holder has the right to put to MDC the same incremental interest, up to 100% in 2010.

4.                MDC has the right to increase its ownership in Vitro Robertson, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2011.

5.                MDC has the right to increase its ownership in Zyman Group, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to  67.1% in 2008. MDC also has the right to further increase its ownership interest in Zyman Group through acquisition of an incremental interest up to 92.5% in 2013.

6.                MDC has the right to increase its ownership in Accent Marketing Services LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 99.5% in 2007.

7.                Effective February 7, 2006, MDC purchased 12.33% of the membership interests in Source Marketing LLC  following the exercise of the put option. Source Marketing subsequently issued 15% of its equity interests to members of management on February 15, 2006. MDC has the right to increase its ownership in Source Marketing (currently 85%)  through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 90% in 2008, 95% in 2010 and 100% in 2012.

8.                MDC has the right to increase its ownership in Cliff Freeman and Partners LLC. through acquisition of up to 100% of this entity in 2007.

9.                MDC has the right to increase its ownership in Mono Advertising, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 54% of this entity in 2010, up to 59% in 2011, up to 64% in 2012, up to 69% in 2013 and up to 74.0% in 2014.

10.         MDC has the right to increase its ownership in Zig Inc. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 79.9% in 2009.

11.         MDC, through its ownership of CPB (an entity in which MDC owns 49%), has a 20% interest in FuseProject LLC.

Highlights Since January 1, 2005

Since January 1, 2005, the following significant developments in MDC’s business have occurred.

April 1, 2005

MDC, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC for a purchase price equal to $52.4 million paid in cash, plus the issuance of 1,139,975 class A shares of MDC valued at approximately $11.2 million. In connection with this acquisition, MDC further amended its Credit Facility. Such amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Facility from $100 million to $150 million, (ii) permission to consummate the Zyman Group acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to MDC’s fixed charges ratio and total debt ratio financial covenants.

June 28, 2005

MDC completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36.7 million (C$45.0 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. Effective January 1, 2006 until the date on which a registration statement for the resale of the Debentures is declared effective by the SEC, the Debentures will bear interest at an annual rate of 8.50%, subject to an additional 0.5% increase in certain circumstances.

July 25, 2005

Margeotes Fertitta Powell, LLC (“Margeotes”) completed an acquisition of the net assets of Powell LLC in exchange for cash and a 5% interest in Margeotes. As of December 31, 2005, the seller of Powell LLC earned an additional $0.3 million based on achievement of financial performance criteria. In addition, in July 2005, MDC received notice that the 20% minority interest holder of Margeotes exercised its put option. The exercise price for the put option was $1.7 million, paid in cash, and the closing for such put option exercise was completed effective August 3, 2005. As a result of these transactions, MDC now owns 95% of the equity interests in Margeotes.

September 1, 2005

MDC, through a consolidated variable interest entity, Crispin Porter & Bogusky, LLC, purchased 20% of the total outstanding membership units of Fuseproject for purchase price consideration of $0.8 million in cash plus an additional $0.4 million payable in cash on or before March 1, 2006. Fuseproject is a product design and branding firm acquired by CPB to complement its creative offerings. The investment in FuseProject was accounted for using the equity method as CPB has significant influence over the operations of Fuseproject.

December 1, 2005

MDC, through its subsidiary Northstar Research Partners (USA) LLC (“NS LLC”), purchased the business of Neuwirth Research Partners, Inc. (“Neuwirth”) for purchase price consideration of $0.5 million in cash, a 20% equity interest in NS LLC valued at $0.2 million and $0.3 million of MDC stock. In addition, the Company may be required to pay up to an additional $0.6 million to the seller if the acquired Neuwirth business achieves specified financial targets for the year ended December 31, 2005 and/or December 31, 2006. As of December 31, 2005, the Company determined that these targets have been met and accrued the additional purchase amount.

February 7, 2006

MDC purchased 12.33% of the membership interests of Source Marketing LLC (“Source”) following the minority holder’s exercise of a put option in October 2005. The purchase price of $2.3 million consisted of cash of $1.8 million and the delivery of 1,063,516 shares of LifeMed valued at $0.5 million. Following this transaction, the Company’s ownership in LifeMed is 13.4%.

February 15, 2006

Source issued 15% of its currently outstanding membership interests to certain members of management. The purchase price for these membership interests was equal to $1.5 million, which consisted of cash of $0.4 million and recourse notes in a principal amount equal to $1.1 million. An amended and restated LLC agreement was entered into with these new shareholders. The agreement also permits these shareholders to put to the Company these membership interests from December 2008-2012. As a result of the above transactions, the Company now owns 85% of Source.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to (a) the Company’s Marketing Communications Group and the Secure Products International Group, (b) the geographic regions the businesses operate within, and (c) the revenues contributed by major class of product and service from these segments, refer to Note 16 (Segmented Information) of the notes to the consolidated financial statements included in this Annual Report and to “Item 7. Management’s Discussion and Analysis” for further discussion.

Competition

Marketing Communications Group

The operating companies of the Marketing Communications Group compete for business in the competitive, highly fragmented marketing and communications industry with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively pursue and compete with the business of the Marketing Communications Group. Each of the operating companies within the Marketing Communications Group also face competition from numerous agencies that operate in one or more countries or local markets. MDC’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with marketing ideas and strategies that are focused on increasing clients’ revenues and profits.   These existing and potential clients include the operations of multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from internal referrals and the cross-offering of services and the expertise within its network, which enables MDC to service clients’ multiple marketing needs.

A company’s ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers impose, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit a company’s ability to compete for certain new clients. In the vast majority of cases, however, MDC’s consistent maintenance of separate, independent operating companies has enabled MDC to represent competing clients across its network.

Secure Products International Group

Competition in MDC’s markets is primarily dependent upon quality, reliability and service. Price is also an important criteria, but is secondary to the initial requirement for a supplier to satisfy a potential customer that it has the proven ability to meet the primary criteria. In both Canada and the United States, government and public corporation security products are generally awarded on the basis of competitive bidding procedures through Requests for Proposals (“RFPs”). These RFPs require a bidder to provide detailed information regarding price, security, manufacturing capabilities and quality control processes. These RFP submissions form the basis for the awarding of contracts.

MDC’s Ashton Potter unit competes with Sennett Security Products and Avery Dennison for its US Postal Service stamp business. Its other paper business competes with Weldon, Williams and Lick, Consolidated Graphics and Boca Systems in the event ticket market business, and with Hummel and MT&L in the airline ticket business.

MDC’s Secure Card businesses compete primarily with G&D, Gemalto and Keystone in Canada; and Leigh Mardon in Australia.

Industry Trends

Marketing Communications Group

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized communications services are consuming a growing portion of marketing dollars. This is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, etc). As well, there is an increasing need for consistent brand communication in response to increased competition from globalization and deregulation.

MDC’s success in this environment is expected to be dependent on its ability to retain and attract key executive and management personnel and employees, to maintain relationships with existing clients and successfully attract new business, and to staff projects with the expertise required.

Secure Products International Group

The high-security printing industry encompasses the production of documents of value that exhibit appropriate resistance to fraud. With the increasing prevalence of counterfeit and forged documents in the past several decades, the importance of high-security printing has grown dramatically. For every type of new value document, a plan of defense must be developed against all possible fraudulent attacks, and a range of security options must be incorporated to combat these anticipated attacks. In addition, the tools and methodologies available to commit fraudulent attacks are continuously evolving, and thus security printers must keep watch on these trends and develop new protection measures to combat such techniques. With financial documents, fraudulent attacks can have consequences that run in millions, or even billions, of dollars. With non-financial documents, the consequences may have financial impacts, but also can have other severe outcomes, including breaches of national security or public health and safety. MDC expects that these industry trends will continue to benefit its Secure Products International Group.

Clients

Marketing Communications Group

The Marketing Communications Group serves clients in virtually every industry and in many cases the same clients in various locations. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis—Executive Overview” for a further discussion of MDC’s arrangements with its clients.

The Marketing Communications Group’s significant clients in 2005, included IBM, Burger King and Conagra. In 2004, IBM represented approximately 10% of MDC’s consolidated revenues for the year. No client accounted for 10% or more of revenues during 2005 or 2003. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 33% and 31.9% of 2005 and 2004 revenues, respectively.

Secure Products International Group

The Secure Products International Group manufactures products that have an intrinsic monetary value and must be produced in a secure environment. Typical clients are in industries that require tickets (transportation and entertainment), stamps (government and quasi-government), and electronic commerce products (banks, consumer credit card businesses) and are located in over 10 countries. No single client accounted for 10% or more of MDC’s consolidated revenues for each of the years 2005, 2004 and 2003. The Secure Products International Group’s largest client in 2005 was the United States Postal Service. Other significant clients include several airline companies and professional sports organizations.

Employees

As of December 31, 2005, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	1,213
Customer Relationship Management	1,782
Specialized Communication Services	376
Secure Paper	314
Secure Card	333
Corporate	37
Total	4,055

See Management’s Discussion and Analysis for a discussion of the effect of cost of services sold on MDC’s historical results of operations. Because of the personal service character of the Marketing Communications Group, the quality of personnel is of crucial importance to MDC’s continuing success. There are 207 employees of MDC’s secure products work force that are represented by labor unions. MDC considers its relations with employees to be satisfactory.

Effect of Environmental Laws

MDC believes it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of MDC.

Item 1A.                Risk Factors

The following factors could adversely affect the Company’s revenues, results of operations or financial condition. See also “Statement Regarding Forward-Looking Disclosure.”

MDC competes for clients in highly competitive industries.

MDC’s Marketing Communications Group operates in a highly competitive environment in an industry characterized by numerous firms of varying sizes, with no single firm or group of firms having a dominant position in the marketplace. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because a firm’s principal asset is its people, barriers to entry are minimal, and relatively small firms are, on occasion, able to take all or some portion of a client’s business from a larger competitor.

While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions. To the extent that the Marketing Communications Group fails to maintain existing clients or attract new clients, MDC’s business, financial condition and operating results may be affected in a materially adverse manner.

MDC’s Secure Products International Group competes primarily on the basis of quality, customer service, design capability and price. A number of MDC’s competitors have greater resources than those available to us, which resources may enable them to aggressively pursue and compete for the business of our Secure Products International Group.

The loss of lines of credit could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.

As of December 31, 2005, MDC had approximately $81.7 million outstanding under its revolving credit facility in the form of borrowings and letters of credit (the “Credit Facility”). MDC uses amounts available under the Credit Facility, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

MDC amended its Credit Facility five times in 2005, and again on January 17, 2006. Certain of these amendments to the Credit Facility were necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a more detailed discussion of these amendments to the Credit Facility.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes that the Company will be in compliance with covenants over the next twelve months. If, however, events were to occur which result in MDC losing all or a substantial portion of its lines of credit under the Credit Facility, MDC would be required to seek other sources of liquidity. If MDC was unable to replace this source of liquidity, its ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

MDC may not realize the benefits it expects from past acquisitions or acquisitions MDC may make in the future.

MDC’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. MDC intends to finance these acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time MDC may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by MDC. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of its securities.

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses into MDC’s current operations, including the recent Zyman Group acquisition. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company. MDC may not realize the strategic and financial benefits that it expects from any of its past acquisitions, or any future acquisitions.

MDC’s business could be adversely affected if it loses key clients.

MDC’s strategy has been to acquire ownership stakes in diverse marketing communications businesses to minimize the effects that might arise from the loss of any one client or executive. The loss of one or more clients could materially affect the results of individual companies within the Marketing Communication Group. Management succession is very important to the ongoing results of MDC’s Marketing Communications Group because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management personnel. If key executives were to leave, the relationships that MDC has with its clients could be lost. Within the Secure Products International Group, the postage stamp business derives a significant portion of its revenue from government contracts, which are generally awarded in a competitive bidding process. The loss of any of these contracts could have a material adverse effect on the sales and earnings of Ashton-Potter, MDC’s postage stamp production subsidiary.

MDC’s ability to generate new business from new and existing clients may be limited.

To increase its revenues, MDC needs to obtain additional clients or generate additional demand for its services from existing clients. MDC’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of MDC’s employees, services and reputation and the breadth of its services. To the extent MDC cannot generate new business from new and existing clients due to these limitations, it will limit MDC’s ability to grow its business and to increase its revenues.

MDC’s revenues are susceptible to declines as a result of general adverse economic developments.

The marketing communications services industry is cyclical and is subject to the negative effects of economic downturns. MDC’s advertising and marketing services subsidiaries and affiliates, and its Secure Products International Group, are also exposed to the risk of clients changing their business plans and/or reducing their marketing budgets. As a result, if the U.S. and Canadian economies weaken, our businesses, financial condition and operating results are likely to be adversely affected.

MDC’s business could be adversely affected if it loses or fails to attract key employees.

Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among MDC’s most important assets. An important aspect of MDC’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and MDC may not offer a level of compensation sufficient to attract and retain these key employees. If MDC fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively.

MDC is exposed to the risk of client media account defaults.

MDC’s Marketing Communications Group often incurs expenses on behalf of its clients in order to secure a variety of media time and space, in exchange for which it receives a fee. The difference between the gross cost of the media and the net revenue earned by us can be significant. While MDC takes precautions against default on payment for these services (such as advance billing of clients) and have historically had a very low incidence of default, MDC is still exposed to the risk of significant uncollectible receivables from our clients.

MDC’s results of operations are subject to currency fluctuation risks.

Although MDC’s financial results are reported in U.S. dollars, a portion of its revenues and operating costs are denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the Canadian dollar, may affect MDC’s financial results and competitive position.

MDC is subject to regulations that could restrict its activities or negatively impact its revenues.

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently MDC’s revenues.

MDC is still implementing its plan to eliminate material weaknesses in its internal control over financial reporting.

MDC is required to review and assess its disclosure controls and procedures and its internal controls over financial reporting, pursuant to the Sarbanes-Oxley Act of 2002. As disclosed more fully in Item 9A of this annual report on Form 10-K for the year ended December 31, 2005, management’s assessment has identified the existence of material weaknesses in disclosure controls and procedures and internal controls over financial reporting. MDC is still remediating its material weaknesses in its disclosure controls and procedures and its internal control over financial reporting. These weaknesses may adversely affect MDC’s ability to record, process, summarize and report financial data and, by themselves or in combination, result in a more than a remote likelihood that a material misstatement in or omission from its financial statements and other financial reporting will not be prevented or detected by MDC’s employees in the normal course of performing their assigned functions. Despite the ongoing dedication of significant resources to remediate these material weaknesses, MDC has determined that additional work will be required to remediate these material weaknesses in its internal control over financial reporting and cannot assure that these material weaknesses will be fully remediated in the near term.

Material weaknesses in our internal control over financial reporting require MDC to perform additional analyses and pre- and post-closing procedures that, if not performed effectively, may prevent MDC from reporting its financial results in an accurate and timely manner. As a result of such material weaknesses, MDC’s internal control over financial reporting might not prevent or detect all misstatements, including immaterial misstatements and misstatements created by collusion or fraud.

In light of these material weaknesses and the inherent limitations of internal control over financial reporting, management has concluded that MDC’s disclosure controls and procedures are not effective. Therefore, MDC is performing additional analyses and other pre and post-closing procedures to ensure that MDC’s consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. MDC also vigorously enforces its policies and the Code of Conduct applicable to its employees. If the additional analyses and pre- and post-closing procedures are not performed effectively, if actions to remediate these material weaknesses are not successfully implemented or if other material weaknesses are identified in the future, MDC’s ability to report its quarterly and annual financial results on a timely and accurate basis could be adversely affected.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and the “Management’s Discussion and Analysis” for the impact of occupancy costs on the Company’s operating expenses.

Marketing Communications Group

MDC maintains office space in many cities in the United States, Canada, the United Kingdom and Mexico. This space is primarily used for office and administrative purposes by MDC’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of MDC’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to MDC’s Canadian business are denominated in Canadian dollars and are therefore subject to changes in foreign exchange rates.

Secure Products International Group

MDC maintains five secure facilities, as well as ancillary warehouses, for the production and personalization of various secure products. Of the five facilities, three are located in Canada, one in the United States and one in Australia. A secure facility is required for manufacturing products that have an intrinsic monetary value. The level of security at each site varies per the requirements of each customer. Some facilities require certification by these customers and certain substantial customer-specified leasehold improvements. One of the Canadian facilities is owned; all other facilities are leased from third parties. These facilities are suitable and are in well-maintained condition for MDC’s current operations and have production capacity sufficient to meet the needs of their businesses. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of MDC’s leases require payment of various operating expenses, which may also be subject to escalation. In addition, leases related to MDC’s Canadian and Australian business are denominated in local currencies and are therefore subject to changes in foreign exchange rates.

The following table summarizes the principal properties of MDC’s Secure Products International Group:

		Square Footage
	Number of Facilities	Plant	Office and Warehouse
United States	2	62,000	5,000
Canada	7	182,200	11,000
Australia	5	32,200	14,800
	14	276,400	30,800

Item 3.                        Legal Proceedings

MDC’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, MDC has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of MDC.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is The Toronto Stock Exchange (symbol: “MDZ.SV.A”). As of March 1, 2006, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 1,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported by the NASDAQ composite and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2005 and 2004 are as follows:

	High	Low
Nasdaq National Market
($ per share)
Quarter Ended
March 31, 2004	17.63	11.04
June 30, 2004	16.55	11.14
September 30, 2004	13.05	10.07
December 31, 2004	12.95	9.72
March 31, 2005	11.89	9.30
June 30, 2005	10.37	7.45
September 30, 2005	10.05	6.80
December 31, 2005	7.60	5.35
The Toronto Stock Exchange
(C $per share)
Quarter Ended
March 31, 2004	22.25	14.42
June 30, 2004	20.65	15.09
September 30, 2004	17.00	13.21
December 31, 2004	16.08	11.01
March 31, 2005	13.91	10.25
June 30, 2005	12.75	9.00
September 30, 2005	10.85	8.20
December 31, 2005	8.75	6.27

As of March 1, 2006, the last reported sale price of the Class A subordinate voting shares was $8.53 on NASDAQ and C$9.65 on the Toronto Stock Exchange.

Dividend Policy

MDC has not declared nor paid any dividends on its Class A subordinate voting shares since its incorporation in 1986. In addition, MDC’s Credit Facility prohibits MDC from declaring and paying cash dividends. Accordingly, it is expected that no dividends will be paid by MDC on the Class A subordinate voting shares or the Class B shares in the foreseeable future. Any future payment of dividends will be determined by the board of directors of MDC Partners Inc. on the basis of MDC’s earnings, financial requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	1,793,204	$6.79	1,975,000
Stock appreciation rights	250,973 (1)	$7.58	1,247,029
Not approved by stockholders:
None	—	—	—

(1)          Based on December 31, 2005 closing Class A subordinate voting share price on the Toronto Stock Exchange of $6.40 (C$7.45).

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of two million Class A subordinate voting shares.

See also Note 15 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares- Class A subordinate voting shares

For the twelve months ended December 31, 2005, the Company made no purchases of its Class A subordinate voting shares or its Class B shares. In 2004, the Company publicly announced a stock repurchase plan, which repurchase plan expired in June, 2005. Pursuant to its Credit Facility, the Company is currently restricted from repurchasing its shares.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for the Company’s common stock is CIBC Mellon Trust Company. CIBC Mellon Trust Company operates a telephone information inquiry line that can be reached by dialing toll-free 1-800-387-0825 or 416-643-5500.

Correspondence may be addressed to:
MDC Partners Inc.
C/o CIBC Mellon Trust Company
Corporate Trust Services
P.O. Box 7010
Adelaide Street Postal Station
Toronto, Ontario M5G 2M7

Item 6.                        Selected Financial Data

The following selected financial data should be read in connection with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this annual report on Form 10-K. Financial data for the year 2001 has been derived from the Company’s previously filed annual reports on Form 40-F/A.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
OPERATING DATA
Revenues	$443,462	$316,812	$278,777	$363,719	$477,727
Operating profit (loss)	$22,588	$5,152	$(5,982)	$31,352	$(61,828)
Income (loss) from continuing operations	$(8,522)	$4,991	$13,702	$97,823	$(71,533)
Stock-based compensation included in income from operations	$3,272	$8,388	$6,182	$—	$—
EARNINGS (LOSS) PER SHARE
Basic
Continuing operations	$(0.37)	$0.23	$0.77	$5.78	$(4.24)
Diluted
Continuing operations	$(0.37)	$0.22	$0.70	$3.87	$(4.24)
FINANCIAL POSITION
Total assets	$507,315	$437,341	$321,539	$349,677	$545,512
Total long-term debt	$123,240	$53,538	$150,142	$179,694	$374,509

Several significant factors that should be considered when comparing the annual results shown above are as follows:

As discussed in the notes to the consolidated financial statements, as required by Statement of Financial Accounting Standard 142, “Goodwill and Other Intangibles (“SFAS 142”), beginning with the Company’s 2002 operating results, goodwill and other intangible assets that have indefinite lives were no longer amortized due to a change in US GAAP. The following table shows the impact of excluding goodwill amortization in 2001.

2001
Income (loss) from continuing operations	$(71,533)
Add back goodwill amortization	11,244
Net income (loss) from continuing operations before goodwill amortization	$(60,289)
Earnings (loss) per share from continuing operations:
Basic as reported	$(4.24)
Basic before goodwill amortization	$(3.57)
Diluted as reported	$(4.24)
Diluted before goodwill amortization	$(3.57)

Year Ended December 31, 2005

On June 28, 2005, MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to $38.7 million as of December 31, 2005 (C$45.0 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. Effective January 1, 2006 until the date on which a registration statement for the resale of the Debentures is declared effective by the SEC, the Debentures will bear interest at an annual rate of 8.50%, subject to an additional 0.5% increase in certain circumstances.

On April 1, 2005, MDC, through a wholly-owned subsidiary, purchased 61.6% of the total outstanding membership units of Zyman Group, LLC for a purchase price equal to $52.4 million paid in cash, plus the issuance of 1,139,975 class A shares of MDC valued at approximately $11.2 million. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group, which as of December 31, 2005 approximates a priority return of $12.7 million.

Year Ended December 31, 2004

During 2004, MDC sold its remaining 20% interest in Custom Direct, Inc. (“CDI”) with a resulting reduction in long-term debt and a net gain of $15.0 million. See Note 15 of the notes to consolidated financial statements included herein.

MDC acquired interests in several Marketing Communication businesses, which contributed $56.1 million of revenue, $2.9 million of income from continuing operations and $120.6 million of assets.

Effective September 22, 2004, MDC consolidated Crispin Porter + Bogusky, LLC (“CPB”) as a variable interest entity. Prior to that date, CPB had been accounted for on an equity basis since acquired by MDC in 2001. As a result of the change in accounting, from September 22, 2004, CPB contributed revenues of $13.3 million and increased MDC’s assets by approximately $80.0 million.

Year Ended December 31, 2003

During 2003, MDC disposed of 80% of its interest in CDI and retired the remaining 10.5% senior subordinated notes. The divestitures and debt repayment resulted in a gain of $42.1 million. CDI contributed $48.5 million of revenue and $6.1 million of income from continuing operations in 2003. See Note 15 of the notes to consolidated financial statements included herein.

Effective January 1, 2003, MDC prospectively adopted fair value accounting for stock based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation.”

MDC also incurred impairment charges of $10.0 million and $8.1 million relating to goodwill and fixed assets, respectively.

Year Ended December 31, 2002

During 2002, MDC sold its remaining interests in Davis + Henderson, Ashton Potter Packaging, AE McKenzie, House of Questa, and Spectron and retired $112.5 million of its 10.5% senior subordinated debentures. The divestitures, debt repayment and a financial derivative gain resulted in a gain of $113.4 million. The above divested operations contributed $51.4 million of revenue and $8.1 million of income from continuing operations in 2002.

Effective January 1, 2002 MDC adopted Financial Accounting Statement 142, “Goodwill and Other Intangibles,” whereby goodwill and other intangible assets that have indefinite lives are no longer amortized but tested for impairment at least annually.

MDC also incurred a $3.4 million write-down of fixed assets in 2002.

Year Ended December 31, 2001

During 2001, MDC commenced a restructuring process to maximize the returns in its core businesses and construct an orderly exit from non-core activities, resulting in a charge of $121.5 million. MDC recorded a gain of $62.3 million on the sale of 45.5% of a Secure Products International Group subsidiary, Davis + Henderson. MDC recorded amortization of goodwill in the amount of $11.2 million. MDC also completed the acquisition of five Marketing Communication businesses, which did not have a significant impact on the results of operations in the year acquired but increased total assets by $54.4 million.

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

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. One such term is “organic revenue”, which means growth in revenues from sources other than acquisitions or foreign exchange impacts. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

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

MDC manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major reportable segment (organic); growth from currency changes; and growth from acquisitions.

MDC conducts its businesses through two operating groups:  the Marketing Communications Group and the Secure Products International Group. Within the Marketing Communications Group, there are three reportable operating segments:  Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communications Services (“SCS”). Within the Secure Products International Group, the reportable operating segments include the Secure Cards Business (“SCB”) and the Secure Paper Business (“SPB”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions.

Marketing Communications Group

Through its operating “partners” in the Marketing Communications Group, MDC provides advertising, consulting and specialized communication services to clients throughout the United States, Canada, Mexico and Europe

The operating companies within the Marketing Communications Group earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the notes to the consolidated financial statements.

MDC’s Marketing Communications Group measures operating expenses in two distinct cost categories: cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to providing services.

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

Secure Products International Group

The Secure Products Group provides security products and services in three primary areas: electronic transaction products, such as credit, debit, telephone and smart cards; secure ticketing products, such as airline, transit and event tickets; and stamps, both postal and excise.

Success in the Secure Products Group requires companies to offer their customers innovative products, highly reliable service, and consistent delivery of highly specialized, secure products on a price-competitive basis. The Company has strong relationships with its customers, has partnered with experienced management, and has invested in leading edge technology, providing it with the expertise and cost structures to meet customer needs.

MDC measures operating expenses within the Secure Products Group in two distinct cost categories, cost of products sold, and office and general expenses. Cost of products sold is a mixture of direct labor and direct material costs. Material costs are primarily paper and petroleum-based products. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Each product within the Secure Products Group requires unique security development, production, and finishing characteristics. The core value is the ability of MDC to deliver, achieve and maintain the trust clients place in the Company to develop, produce, and finish products securely and accurately. The facilities are generally segregated into a secure production facility, finishing area, and office, general and administration.

Because of the nature of the products MDC produces, which require a combination of production and services, management monitors direct costs as a percentage of revenue. A material portion of the Company’s costs are fixed, and therefore income can fluctuate as the production levels and timing of deliveries fluctuates.

Certain Factors Affecting Our Business

Acquisitions and Dispositions.   MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into a number of acquisition and disposal transactions in 2005, 2004 and 2003, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Foreign Exchange Fluctuations.   MDC’s financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and the Canadian dollar, as described in Item 1A “Risk Factors—MDC’s results of operations are subject to currency fluctuation risks.”  See also “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange.”  Further information is provided in “Foreign Currency Translation” in Note 2 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality.   Historically, with some exceptions, the Marketing Communications Groups’ fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Other important factors that could affect our results of operations are set forth in  “Item 1A Risk Factors.” As of the quarter ended September 30, 2005, the Company changed the composition of its reportable segments as set out in Note 16 of the notes to the consolidated financial statements included herein. Accordingly, to reflect this change in composition, the Company has restated the previously reported segment information for the comparable periods in 2004 and 2003 to reflect this changed segment composition.

Summary of Key Transactions

Zyman Group Acquisition

On April 1, 2005, MDC, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for a purchase price equal to $52.4 million in cash and 1,139,975 Class A shares of MDC. In addition, MDC may be required to pay up to an additional $12 million in cash and Class A shares to the sellers if Zyman Group achieves specified financial targets for the 12 month periods ending June 30, 2006 and 2007. MDC’s acquisition of the Zyman Group enabled MDC to expand its capabilities in the areas of strategic marketing knowledge and solutions.

During the first five years following MDC’s acquisition of the Zyman Group, MDC’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group, which as of December 31, 2005 approximates a priority return of $12.7 million. Thereafter, based on calculations set forth in the operating agreement of Zyman Group (the “LLC Agreement”), the Company’s share of remaining Zyman Group profits in excess of a predetermined threshold, may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

8% Convertible Debentures

MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to $38.7 million as of December 31, 2005 (C$45.0 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. Effective January 1, 2006 until the date on which a registration statement for the resale of the Debentures is declared effective by the SEC, the Debentures will bear interest at an annual rate of 8.50%, subject to an additional 0.5% increase in certain circumstances.

Crispin Porter + Bogusky, LLC

Effective September 22, 2004, the financial statements of Crispin Porter + Bogusky, LLC (“CPB”), a non-controlled affiliate that was previously accounted for under the equity method, have been consolidated with MDC’s financial statements from that date as a variable interest entity.

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003 are presented below:

For the Year Ended December 31, 2005

(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
Revenue	$217,329	$67,240	$78,793	$31,707	$48,393	$—	$443,462
Cost of services sold	$106,997	$51,913	$52,901	$—	$—	$—	$211,811
Cost of products sold	$—	$—	$—	$17,595	$32,281	$—	$49,876
Depreciation and amortization	$18,311	$3,578	$892	$1,931	$2,409	$362	$27,483
Goodwill charges	$—	$—	$473	$—	$—	$—	$473
Operating Profit (Loss)	$32,888	$1,322	$11,249	$(235)	$2,864	$(25,500)	$22,588
Other Income (Expense):
Other income							$615
Foreign exchange loss							$(887)
Interest expense, net							$(8,891)
Income from continuing operations before income taxes, equity in affiliates and minority interest							$13,425
Income taxes							$2,157
Income from continuing operations before equity in affiliates and minority interests							$11,268
Equity in earnings of non-consolidated affiliates							$1,402
Minority interests in income of consolidated subsidiaries	$(18,160)	$(84)	$(2,948)	$—	$—	$—	$(21,192)
Loss from continuing operations							$(8,522)
Income from discontinued operations							$573
Net loss							$(7,949)
Stock-based compensation	$519	$81	$—	$—	$—	$2,672	$3,272

For the Year Ended December 31, 2004

(thousands of United States dollars) Restated

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
Revenue	$123,780	$59,673	$63,620	$26,282	$43,457	$—	$316,812
Cost of services sold	$71,100	$43,746	$44,119	$—	$—	$—	$158,965
Cost of products sold	$—	$—	$—	$13,171	$29,130	$—	$42,301
Depreciation and amortization	$5,601	3,451	$960	$1,801	$1,688	$237	$13,738
Operating Profit (Loss)	$17,981	$3,629	$7,743	$(2,827)	$3,320	$(24,694)	$5,152
Other Income (Expense):
Other income							$14,844
Foreign exchange loss							$(498)
Interest expense, net							$(8,105)
Income from continuing operations before income taxes, equity in affiliates and minority interest							$11,393
Income taxes							$818
Income from continuing operations before equity in affiliates and minority interests							$10,575
Equity in earnings of non-consolidated affiliates							$3,651
Minority interests in income of consolidated subsidiaries	$(6,591)	$(245)	$(2,399)	$—	$—	$—	(9,235)
Income from continuing operations							$4,991
Loss from discontinued operations							$(7,148)
Net loss							$(2,157)
Stock-based compensation	$131	$130	$78	$—	$—	$8,049	$8,388

For the Year Ended December 31, 2003

(thousands of United States dollars) Restated

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
Revenue	$62,828	$46,079	$55,943	$29,291	$84,636	$—	$278,777
Cost of services sold	$35,630	$31,890	$38,388	$—	$—	$—	$105,908
Cost of products sold	$—	$—	$—	$13,589	$43,065	$—	$56,654
Depreciation and amortization	$1,408	$2,742	$858	$1,308	$1,754	$415	$8,485
Goodwill and fixed assets impairment charges	$—	$—	$834	$6,812	$10,492	$—	$18,138
Operating Profit (Loss)	$10,004	$3,779	$6,587	($9,835)	$1,184	($17,701)	($5,982)
Other Income (Expense):
Other income							$43,792
Foreign exchange loss							($2,023)
Interest expense, net							($16,736)
Income from continuing operations before income taxes, equity in affiliates and minority interest							$19,051
Income taxes							$5,770
Income from continuing operations before Equity in affiliates and minority interests							$13,281
Equity in earnings of non-consolidated affiliates							$4,929
Minority interests in income of consolidated subsidiaries	($2,563)	($1,586)	($1,895)	$1,536	$—	$—	($4,508)
Income from continuing operations							$13,702
Loss from discontinued operations							$(1,271)
Net income							$12,431
Stock-based compensation	$—	$330	$—	$—	$—	$5,852	$6,182

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

On a consolidated basis, revenue was $443.5 million for the year ended 2005, representing a 40% increase compared to revenue of $316.8 million for the year ended 2004. This increase relates primarily to acquisitions in both 2004 and 2005 in the Marketing Communications Group, together with the consolidation of CPB from September 22, 2004, and organic growth.

Operating profit for the year ended 2005 was $22.6 million, compared to $5.2 million for the year ended 2004. The increase in operating income in 2005 was primarily the result of an increase in revenue attributable to both the Marketing Communications Group and Secure Products International Group, and a decrease in stock-based compensation expense offset in part by increased compliance costs associated with Sarbanes-Oxley legislation and the establishment of a corporate office in New York.

The net loss for 2005 increased from $2.2 million in 2004, to $7.9 million in 2005, as a result of the items described above offset primarily by the 2004 gain of $15.0 million of the Company’s divestiture of its remaining interest in Custom Direct, Inc.

Marketing Communications Group

Revenues in 2005 attributable to the Marketing Communications Group, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communications Services (“SCS”), were $363.4 million compared to $247.1 million in  2004, representing a year-over-year increase of  47%.

The components of revenue growth for 2005 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2004	$247,073	—
Acquisitions and effect of CPB	$93,138	38%
Organic	$19,700	8%
Foreign exchange impact	$3,451	1%
Year ended December 31, 2005	$363,362	47%

The Marketing Communications Group had organic growth of $19.7 million or 8% in 2005, primarily attributable to new business wins and additional revenues from existing clients, particularly in the US.

For 2005, Marketing Communications revenue was $363.4 million compared to $247.1 million in 2004, representing an increase of $116.3 million, or 47%. Of the revenue growth, $56.8 million was attributable to acquisitions completed by the Company during 2004 and 2005, of which $45.4 million related to Zyman. The Company acquired a controlling interest in kirshenbaum bond + partners, LLC, during the first quarter of 2004, controlling interests in henderson bas, Hello Design, LLC, Bruce Mau Design Inc., and Banjo, LLC, during the second quarter of 2004, VitroRobertson, LLC during the third quarter of 2004, and the Zyman Group, LLC during the second quarter of 2005. A weakening of the US dollar versus the Canadian dollar in 2005 compared to 2004 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $3.5 million. Additionally, revenue increased $36.4 million in 2005 as a result of the change in accounting of CPB described above.

The positive organic growth, combined with acquisitions and the effect of the accounting treatment given to CPB, resulted in a shift in the geographic mix of revenues, due to an increase in the percentage of revenue growth attributable to US operations versus Canadian and UK-based operations compared to the geographic mix experienced in 2004.

This shift in the geographic mix in revenues is demonstrated in the following table:

	2005	2004
US	84%	79%
Canada	14%	18%
UK	2%	3%

The operating income of the Marketing Communications Group increased by approximately 55% to $45.5 million from $29.4 million, with operating margins of 12.5% for 2005 compared to 11.9% in 2004.  The increase in operating margins was primarily reflective of a decrease in direct costs and staff costs as a percentage of revenue, offset by increases in general and other operating costs related to administrative salaries including severance, increased amortization relating to the Zyman acquisition and the application of consolidation accounting to the results of CPB during 2005 versus equity accounting until September 22, 2004.

Secure Products International Group

Secure Products International consists of two reportable segments - the Secure Cards Business (“SCB”) and the Secure Paper Business (“SPB”). Revenues of Secure Products International were $80.1 million in 2005, representing an increase of 15% compared to 2004. A weakening in the US dollar, versus the Canadian and Australian dollars, in 2005 compared to 2004 resulted in increased contributions from the segment’s Canadian and Australian-based operations of $3.3 million in 2005 compared to 2004. Organic growth for the year was $7.0 million or 10% due to an increase in the volume of stamps produced due to the 2006 US Postal Service rate increase, an increase in tickets produced due to the end of the National Hockey League (“NHL”) lockout and an increase in the volume of secure cards produced.

The components of the revenue growth for 2005 are:

	Revenue
	$000’s	%
Year ended December 31, 2004	$69,739	—
Organic growth	7,048	10%
Foreign exchange impact	3,313	5%
Year ended December 31, 2005	$80,100	15%

Secure Products International Group had operating income of $2.6 million in 2005 compared to operating income of $0.5 million in 2004. This increase results primarily from the increase in revenue noted above offset by decreases in gross margins from 39% in 2004 to 38% in 2005, and increased depreciation and amortization expense, additional severance costs and additional costs associated with the establishment of a management team dedicated to the Secure Products International Group.

Marketing Communications Group

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2005 were $217.3 million compared to $123.8 million in 2004. The year-over-year increase of $93.5 million or 76% was attributable primarily to the acquisitions of kirshenbaum bond & partners, LLC in during the first quarter of 2004, VitroRobertson, LLC during the third quarter of 2004 and Zyman Group, LLC during the second quarter of 2005 and the previously discussed change in the accounting of CPB, which has been consolidated since September 22, 2004. A weakening of the US dollar versus the Canadian dollar in 2005 compared to 2004 resulted in a 1% increase in contributions from the division’s Canadian-based operations. Organic growth for 2005 was approximately 3% compared to 2004 primarily due to new business wins in the US.

The operating income of SMS improved by approximately 83% to $32.9 million from $18.0 million in 2004, while operating margins increased to 15.1% for 2005 from 14.5% in 2004. These increased profits were primarily reflective of the Zyman acquisition and the application of consolidation accounting of the results of CPB for the full year 2005 versus equity accounting until September 22, 2004 and a decrease in staff costs as a percentage of revenue partially offset by an increase in the amortization of intangibles related to both the Zyman and CPB transactions, severance costs and a stock-based compensation charge in 2005.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2005 were $67.2 million, an increase of $7.5 million or 13% compared to the $59.7 million reported for 2004. This growth was due primarily to higher volumes from existing clients.

Operating income earned by CRM decreased by approximately $2.3 million to $1.3 million for 2005 from $3.6 million for the previous year. Operating margins were 2.0% for 2005 as compared to 6.1% in 2004. The decrease was primarily the result of a decrease in gross margins primarily from higher costs incurred relating to the implementation of a new service contract with one of the segment’s large clients, and an increase in staff costs that was not fully offset by the increase in revenues generated. Administration expenses as a percentage of revenue were consistent in both periods.

Specialized Communications Services (“SCS”)

SCS generated revenues of $78.8 million for 2005, $15.2 million or 24% higher than 2004. Acquisitions accounted for an increase of approximately 7%, while organic growth, reflective of new business wins, was approximately 14% for the 2005 year compared to 2004. Revenues of the division’s Canadian and UK-based operations increased 4% compared to 2004 as a result of a weakening of the US dollar versus the Canadian dollar.

Similarly, the operating income of SCS increased by approximately 45% to $11.2 million from $7.7 million in 2004 due primarily to the increase in revenue and a decrease of total staff costs as a percentage of revenue, partially offset by an increase in direct costs and a slight increase in administrative expense as a percentage of revenue due primarily to severance payments. Consequently, operating margins increased to 14% for 2005, as compared to 12% in 2004.

Secure Products International Group

Secure Cards Business (“SCB”)

Revenues from SCB for 2005 were $31.7 million, representing an increase of $5.4 million or 21% over the $26.3 million recorded in 2004. Increased volumes produced growth of approximately 15% for 2005 compared to 2004. The division’s Canadian and Australian-based operations reported a 6% increase in revenues related to a weakening of the US dollar versus the Canadian dollar in 2005 compared to 2004.

SCB incurred an operating loss of $0.2 million for the 2005, an improvement of $2.6 million from the operating loss of $2.8 million reported for 2004. Profits generated from an increase in revenues and a decrease in general and other operating costs primarily related to administrative salaries, were partially offset by an increase in the cost of products sold as a percentage of revenue from 50% in 2004 to 55% in 2005, additional severance costs and additional costs associated with the establishment of a management team dedicated to the Secure Products International Group in the third quarter of 2005. The decrease in gross margin percentage is primarily related to a shift in product/customer mix.

Secure Paper Business (“SPB”)

Revenues recorded by SPB for 2005 were $48.4 million, an increase of $5.0 million or 12% compared to 2004. The  increase in revenues of 7%, attributable primarily to an increase in the volume of stamps produced, due to a 2006 stamp rate increase and an increase in tickets produced following the end of the NHL strike. In addition, the impact of a weakening of the US dollar versus the Canadian dollar in 2005 compared to 2004 on the revenues of SPB’s Canadian-based operations contributed a 4% increase.

SPB earned operating income of $2.9 million for 2005, compared to operating income earned of $3.3 million in 2004. The decrease in operating income was attributable to a change in the mix of products sold to lower margin products,, higher overall operating costs including an increase in salaries of the ticketing operation and salary and related costs of the establishment of a management team for the Secure Products International Group in the third quarter of 2005.

Corporate

Operating losses related to the Company’s Corporate and Other operations totaled $25.5 million compared to $24.7 million in 2004. Excluding the effects of the recovery of $2.7 million in litigation related accruals in 2004, overhead costs decreased by $1.5 million. This decrease was primarily due to a reduction of stock-based compensation of $5.4 million, offset by the establishment of a corporate office in New York and increased compliance costs associated with Sarbanes-Oxley legislation. Stock-based compensation was $2.7 million in 2005 versus $8.0 million in 2004. The $5.4 million decrease primarily related to charges recorded in 2004 relating to the Company amending its stock appreciation rights plan to amend the method of settlement from cash exclusively to cash or equity at the option of the Company.

Other Income (Expense) and Settlement of Long-Term Debt

The other income recorded in 2005 of $0.6 million related primarily to the second quarter settlement of a loan held by Corporate operations which was previously provided for, offset by fixed asset dispositions. The 2004 gain of $14.8 million primarily related to the first quarter divestiture of the Company’s remaining interest in Custom Direct, Inc, net of a loss on the settlement of the exchangeable debentures and the fair value adjustments on the related embedded derivative.

Foreign Exchange Gain (Loss)

The foreign exchange loss was $0.9 million for 2005 compared to the loss of $0.5 million recorded in 2004 and was due primarily to a strengthening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries. At December 31, 2005, the exchange rate was 1.16 Canadian dollars to one US dollar, compared to 1.20 at the end of 2004.

Net Interest Expense

Net interest expense for 2005 was $8.9 million, an increase of $0.8 million over the $8.1 million net interest expense incurred during 2004. This increase relates primarily to higher outstanding debt combined with higher interest rates in 2005 due to the acquisition of the Zyman Group and the issuance of the 8% Debentures. Interest expense was reduced on a year-to-date basis by $0.2 million related to the mark-to-market adjustment of a swap agreement. (See “Liquidity and Capital Resources”). Interest income decreased by $0.3 million due to better utilization of cash balances to repay debt.

Income Taxes

Income tax expense in 2005 was $2.2 million compared to an expense of $0.8 million for 2004. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges in both 2005 and 2004.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

In 2004, the effective rate was lower than the statutory rate because the Company did not recognize a tax charge related to the gain on sale of an affiliate as a result of available tax losses for which a full valuation allowance had previously been recorded.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2005, income of $1.4 million was recorded, $2.3 million lower than the $3.7 million earned in 2004. This decrease was primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $21.2 million for 2005, up $12.0 million from the $9.2 million of minority interest expense incurred during 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004, and other recent acquisitions.

Discontinued Operations

The income from discontinued operations for 2005 amounted to $0.6 million versus a loss of $7.1 million for 2004. Discontinued operations is comprised of the wholly-owned UK-based marketing communications subsidiary, Mr.Smith Agency, Ltd. (“Mr.Smith”) and a variable interest entity whose operations had been consolidated by the Company, LifeMed Media, Inc. (“LifeMed”).

In November 2004, the Company’s management reached a decision to discontinue Mr. Smith due to its unfavorable operating performance. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith. The remaining sale of assets was completed by the end of the second quarter of 2005. A gain of $0.4 million was recognized in the second and third quarters of 2005 as a result of receivables previously written off being recovered and unsecured liabilities being written off on liquidation. No significant one-time termination benefits were incurred. No further significant charges are expected to be incurred.

During July 2005, LifeMed completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6.2 million. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded an equity gain of $1.3 million. This gain represents the Company’s recovery of previously recorded losses in excess of the Company’s original investment and the losses recorded that were in excess of the minority shareholders original investment. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the consolidated statement of operations.

Net Income

As a result of the foregoing, the net loss recorded for 2005 was $7.9 million or a loss of ($0.34) per diluted share, compared to the net loss of $2.2 million or ($0.09) per diluted share reported for 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

On a consolidated basis, revenue was $316.8 million for the year ended 2004, representing a 14% increase compared to revenue of $278.8 million for the year ended 2004. This increase relates primarily to acquisitions in the Marketing Communications Group, together with the consolidation of CPB from September 22, 2004 and organic growth offset in part by the divestiture of Custom Direct, Inc. (“CDI”).

Operating profit for the year ended 2004 was $5.2 million compared to an operating loss of $6.0 million for the year ended 2003. The increase in operating income in 2004 was primarily the result of 2003 impairment write-offs of goodwill and fixed assets, a 2004 one time recovery of litigation accruals and an increase in operating income related to an improvement in revenues (as discussed above), offset by increased stock-based compensation expense, increased compliance costs associated with Sarbanes-Oxley legislation and an increase in Corporate overhead costs relating to the merger of head offices upon the privatization of Maxxcom Inc., and the establishment of a corporate office in New York.

The net loss of $2.2 million in 2004, compared to net income of $12.4 million in 2003, is a result of the above offset by a gain on the divestiture of CDI of $43.8 million in 2003, compared to the gain of the remaining interest in CDI of $14.8 million in 2004.

Marketing Communications Group

Marketing Communications revenue was $247.1 million in 2004 compared to revenue of $164.9 million in 2003, representing a year over year increase of $82.2 million or 50%. The revenue growth is primarily the result of the acquisition of several businesses. During the first quarter of 2004, the Company acquired a controlling interest in KBP. During the second quarter of 2004, the Company acquired controlling interests in henderson bas, Hello Design, LLC, Bruce Mau Design Inc., and Banjo, LLC. During the third quarter of 2004, the Company acquired VitroRobertson, LLC. These acquired operations contributed approximately $56.0 million of revenue during the year. Additionally, effective September 22, 2004, the Company consolidated the operations of CPB. CPB’s revenue included in the Company’s 2004 consolidated results was approximately $13.2 million. Excluding the revenue derived from these acquisitions and the consolidation of CPB during 2004, organic growth was approximately $9.7 million or 6% over 2003. A weakening of the US dollar versus the Canadian dollar throughout 2004 as compared to 2003 resulted in increased revenue contributions from the division’s Canadian and UK-based operations by approximately $3.3 million.

The components of revenue growth for 2004 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2003	$164,850	—
Acquisitions and effect of CPB	$69,183	42%
Organic	$9,708	6%
Foreign exchange impact	$3,332	2%
Year ended December 31, 2004	$247,073	50%

The positive organic growth, particularly in revenues from US operations, combined with acquisitions and the consolidation of CPB, resulted in a shift in the geographic mix of revenues, which is demonstrated in the following table:

	Revenue
	2004	2003
US	79%	72%
Canada	18%	23%
UK	3%	5%

The operating income of the Marketing Communications Group increased by approximately 44% to $29.4 million from $20.4 million, with operating margins of 11.9% for 2004 compared to 12.4% in 2003. The decrease in operating margins was primarily reflective of increases in general and other operating costs related to administrative salaries, increased amortization relating to the application of consolidation accounting of the results of CPB during 2004 versus equity accounting until September 22, 2004 offset by a decrease in direct costs and staff costs on a percentage of revenue and in 2003, the Company had a goodwill impairment charge of $0.8 million.

Secure Products International Group

Revenues recorded by the Secure Products International Group for 2004 were $69.7 million, representing a decrease of $44.2 million, or 39%, compared to 2003. The decrease was primarily due to the divestiture of Custom Direct, Inc. (“CDI”). The remaining operations of the Secure Products International Group generated a year-over-year improvement of 2%, or $1.1 million. This growth was a result of a weakening of the US dollar versus the Canadian dollar throughout 2004 as compared to 2003 which resulted in increased revenue contributions from the division’s Canadian and Australian based operations by approximately $3.8 million. Revenues decreased from 2003 by $2.8 million primarily as a result of a decrease in volume of cards produced.

The Secure Products International Group contributed operating profit of $0.5 million, an improvement of $9.2 million from the 2003 operating loss of $8.7 million. Excluding the impact of disposed operations, and after adjusting the 2003 results for impairment charges of fixed assets and goodwill of $17.3 million, this represents a decrease of $0.5 million from the operating profit earned related to the remaining operations, primarily as a result of a decrease in the operating income attributable to the card operations partially offset by the increased profits earned by the stamp business. Operating profit generated by the ticket business increased marginally from the prior year, despite the impact of the NHL lockout on ticket revenues, due primarily to improved operating efficiencies.

Marketing Communications Group

Strategic Marketing Services

Revenues attributable to SMS in 2004 were $123.8 million compared to $62.8 million in 2003. The year-over-year increase of $61.0 million or 97% was attributable primarily to the acquisitions of kirshenbaum bond & partners, LLC in during the first quarter of 2004 and VitroRobertson, LLC during the third quarter of 2004 and the previously discussed change in the accounting of CPB, which has been consolidated since September 22, 2004. A weakening of the US dollar versus the Canadian dollar in 2004 compared to 2003 resulted in a 2% increase in contributions from the division’s Canadian-based operations. Revenue decreased in 2004 by $3.1 million compared to 2003 primarily due to a net loss of business.

The operating income of SMS improved by approximately 80% to $18.0 million from $10.0 million in 2003, while operating margins decreased to 14.5% for 2004 from 15.9% in 2003. These increased profits were primarily reflective of the acquisitions and the application of consolidation accounting of the results of CPB  2004 versus equity accounting until September 22, 2004 and a decrease in staff costs as a percentage of revenue partially offset by an increase in the amortization of intangibles related to CPB.

Customer Relationship Management

Revenues reported by the CRM segment in 2004 were $59.7 million, an increase of $13.6 million or 30% compared to the $46.1 million reported for 2003. This growth was due primarily to higher volumes from existing clients.

The operating income earned by CRM decreased by approximately $0.2 million to $3.6 million for 2004 from $3.8 million in 2003. Operating margins were 6% for 2004 as compared to 8% in 2003. The decrease was primarily the result of a decrease in gross margins primarily from higher costs incurred to serve one of Accent Marketing’s large clients.

Specialized Communications Services

SCS generated revenues of $63.6 million for 2004, $7.7 million or 14% higher than 2003. Acquisitions accounted for an increase of approximately 11%. Revenues decreased $0.8 million due to a net loss of business. Revenues of the division’s Canadian- and UK-based operations increased 3% compared to 2003 as a result of a weakening of the US dollar versus the Canadian dollar.

Similarly, the operating income of SCS increased by approximately 17% to $7.7 million from $6.6 million in the previous year due primarily to the increase acquisitions partially offset by a moderate increase in direct costs and salaries and due to the goodwill impairment charge of $0.8 million incurred in 2003. Consequently, operating margins remained at 12%.

Secure Products International Group

Secure Cards Business

Revenues from SCB for 2004 were $26.3 million, representing a decrease of $3.0 million or 10% over $29.3 million recorded in 2003. Net decreased volumes resulted in decreased revenue of $5.3 million, this was offset in part by the weakening of the US by $2.3 million. While the operations of the Australian card business increased the Canadian card business experienced a decrease in volumes from existing customers and the full year effect of the loss of certain customers in 2003.

SCB incurred an operating loss of $2.8 million for the 2004, a decrease of $7.0 million from the operating loss of $9.8 million reported for 2003. During 2003, SCB incurred an impairment charge relating to goodwill and fixed assets of $6.8 million. Excluding these impairment charges operating income decreased by $0.2 million resulting from an increase in the cost of products sold as a percentage of revenue from 46% in 2003 to 50% in 2004 and additional severance costs.

Secure Paper Business

Revenues recorded by SPB for 2004 were $43.5 million, a decrease of $41.2 million or 49% compared to the same prior-year period. This decrease was primarily related to the divestiture of CDI which represent $45.2 million of revenues. Excluding the divestiture of CDI the remaining businesses had organic growth of 3%, attributable primarily to an increase in the volume of stamps produced under the USPS contracted awarded in 2003, offset by the NHL lockout. In addition, the impact of a weakening of the US dollar versus the Canadian dollar in 2004 compared to 2003 on the revenues of the division’s Canadian-based operations contributed a 2% increase.

SPB earned operating income of $3.3 million for 2004 compared to the operating income earned of $1.2 million in 2003. Excluding the impact of the divestiture of CDI and a goodwill and a fixed asset impairment charge of $3.5 million, operating income increased $3.4 million due to increased production and efficiency variances relating to stamps produced offset in part by an increase in salaries of the ticketing operation.

Corporate

Operating Costs

Operating costs related to the Company’s Corporate and Other operations totaled $24.7 million compared to $17.7 million in 2003. The increase of $7.0 million was largely the result of increased compliance costs associated with US GAAP reporting and Sarbanes-Oxley legislation, the merger of head offices upon the privatization of Maxxcom Inc., an increase in the provision for stock-based compensation, and an increase in overhead costs including the establishment of a corporate office in New York. Salaries and benefits, included in office and general expenses, increased $6.1 million from the previous year, and included $8.0 million of stock-based compensation expense in 2004 versus $5.9 million in 2003. Other charges of $1.3 million recorded in 2003 relate to the severance incurred in the third quarter of that year on the privatization of Maxxcom. The $2.7 million other recovery in 2004 relates to the reversal of a litigation-related accrual following a determination in the third quarter of 2004 that there would be no probable loss from this litigation matter.

Gain on Sale of Assets and Settlement of Long-Term Debt

The gain on sale of assets and settlement of long-term debt was $14.8 million for 2004 and primarily related to the gain on the divestiture of the remaining interest in CDI of $21.9 million, net of the loss on the settlement of the adjustable rate exchangeable securities of $9.6 million and fair value adjustment for the embedded derivative in the first quarter of $4.0 million. The Company also recognized a $1.3 million loss on settlement of long-term debt and a $0.2 million loss on sale of assets in 2004. This represented a significant decline from the $43.8 million prior-year gain, which related primarily to the disposition of the Company’s former US check operations.

Foreign Exchange Loss

A foreign exchange loss of $0.5 million was recorded in 2004 compared to a loss of $2.0 million in 2003, due primarily to a strengthening in the Canadian dollar compared to the US dollar on the US dollar denominated monetary balances of Canadian subsidiaries. At December 31, 2004, the exchange rate was 1.20 Canadian dollars to one US dollar, compared to 1.30 at the end of 2003.

Interest Expense, Net

Interest expense, net, incurred during 2004 amounted to $8.1 million, compared to $16.7 million incurred during 2003. Interest expense decreased $8.9 million due primarily to the repayment of the 10.5% senior subordinated notes (“Notes”) in 2003 and the redemption of the convertible debentures in 2004. Interest income was relatively unchanged.

Income Tax Expense

The 2004 income tax expense recorded was $0.8 million compared to $5.8 million for the prior year. Income taxes were 7.2% of income from continuing operations before income taxes, equity in affiliates and minority interests versus 30.3% in 2003. During 2004, the effective tax rate was substantially lower than the statutory tax rate as a result of minority interest income and because the Company did not recognize a tax charge related to the gain on sale of an affiliate as a result of available tax losses for which a full valuation allowance had previously been recorded.

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

Minority Interests

Minority interests in income of consolidated subsidiaries represents the share of earnings or loss owned by minority shareholders of subsidiary companies pursuant to their respective shareholder agreements. Minority interest expense recorded for the year was $9.2 million, an increase of $4.7 million compared to the $4.5 million in the previous year. This was primarily the result of improved performance of non-wholly owned entities in the Marketing Communications Group, acquisitions, and CPB which was consolidated from September 22, 2004 for the reasons described above. The 2003 results were affected by a recovery of $1.0 million related to Metaca and Maxxcom for the period in which those operations were not wholly-owned subsidiaries.

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

During July 2005, LifeMed completed a private placement reducing the Company’s ownership interest in LifeMed to 18.3%. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the consolidated statement of operations. This resulted in an additional loss in discontinued operations of $1.2 million.

Net Income (Loss) and Earnings (Loss) per Share (EPS)

Net loss reported for 2004 was $2.2 million compared to net income of $12.4 million achieved in 2003, primarily due to more significant asset sale gains in 2003. Diluted EPS was a loss of ($0.09) in 2004 compared to income of $0.65 in 2003. The diluted shares outstanding at 2003 included 3.4 million of shares related to the 7% Convertible Notes which were converted on May 5, 2004 through the issuance of approximately 2.6 million Class A subordinate voting shares.

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2005	2004	2003
(in thousands, except for Long-term debt to shareholders’ equity ratio)
Cash and cash equivalents	$12,923	$22,644	$65,334
Working capital (deficit)	$(99,935)	$(35,854)	$39,850
Cash from operations	$4,670	$20,254	$12,328
Cash from investing	$(67,404)	$(27,679)	$80,277
Cash from financing	$52,316	$(34,367)	$(62,129)
Long-term debt to shareholders’ equity ratio	0.81	0.37	1.90

As at December 31, 2005 and 2004, $5.3 million and $6.6 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Facility using available cash.

Working Capital

At December 31, 2005, the Company had a working capital deficit of $99.9 million compared to a deficit of $35.9 million at December 31, 2004. Excluding the effect of the $73.5 million revolving Credit Facility reclassification as of December 31, 2005, working capital improved by $9.4 million primarily due to seasonal shifts in amounts billed to clients and paid to suppliers, primarily media outlets.

The Company expects that available borrowings under the Credit Facility, and refinancings thereof, together with cash flows from operations, will be sufficient at any particular time to adequately fund working capital deficits should there be a need to do so from time to time.

Cash Flow

In 2005, the Company has separately disclosed the operating, investing and financing positions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Operating Activities

Cash flow provided by operations, for 2005 was $4.7 million. This was attributable primarily to the net loss of $7.9 million, plus non-cash depreciation and amortization of $27.5 million and non-cash stock-based compensation of $3.3 million. This was partially offset by a decrease in accounts payable of $8.0 million and a decrease in advance billings of $7.5 million.

The cash flow provided by operations, amounted to $20.2 million for 2004. This was attributable primarily to a net loss of $2.2 million plus stock-based compensation of $8.4 million, depreciation and amortization of $13.7 million, amortization and write-off of deferred finance charges of $6.2 million and an increase in accounts payable, accruals, other liabilities and advanced billings of $32.1 million. This was partially offset by an increase in expenditures billable to clients of $16.1 million and a decrease in advance billings of $17.1 million. The increase of $7.9 million compared to the cash flow generated during 2003 of $12.3 million was primarily the result of improved operating profits generated by the Marketing Communications Group, partially offset by the impact of lower revenues and operating income related to Secure Products International Group and Corporate and Other.

Investing Activities

Cash flows used in investing activities were $67.4 million for 2005, compared with $27.7 million in 2004, and cash provided by investing activities in 2003 of $80.3 million.

Expenditures for capital assets in 2005 were $13.1 million. Of this amount, $10.5 million in expenditures were made by the Marketing Communications Group and $2.3 million related primarily to the purchase of manufacturing equipment by the Secure Products Group. The remaining $0.3 million related to the purchase of corporate assets.

Expenditures for capital assets in 2004 were $15.6 million. Of this amount, $8.2 million of the expenditures were made by the Marketing Communications Group and $7.2 million related primarily to the purchase of manufacturing equipment by Secure Products Group. Capital expenditures in 2003 totalled $16.5 million and consisted of the development of customer service centres, additional investment in new premises and applications software by the Marketing Communications Group and an increase in the purchase of manufacturing equipment across Secure Products International Group.

Cash flow used in acquisitions was $56.8 million in 2005 and primarily related to the purchase of the Zyman Group. Cash flow used in acquisitions was $17.6 million and $26.7 million in 2004 and 2003, respectively and related primarily to the investing activities of the Marketing Communications Group and deferred purchase payments. For further details relating to the Company’s acquisitions, see Note 4 of the Company’s consolidated financial statements included in this Form 10-K.

Profit distributions received from non-consolidated affiliates amounted to $1.8 million for 2005 compared to $7.3 million in 2004. The $5.5 million decrease was primarily due to distributions from CPB in 2004 when it was accounted for on an equity basis. Since September 22, 2004, this entity has been consolidated as a variable interest entity. The distributions of non-consolidated affiliates totalled $7.3 million in 2004, and $4.3 million in 2003, reflecting significant growth in CPB in 2004 through September, after which CPB was consolidated as a variable interest entity.

In 2003, proceeds of dispositions received amounted to $115.2 million and primarily represented the net proceeds received from the public offering of CDI.

Cash flows from other assets in 2003 related primarily to the repayment of employee loans.

Financing Activities

During 2005, cash flows provided by financing activities amounted to $52.3 million, and consisted of proceeds related to the issuance of $36.7 million of 8% convertible debentures in the second quarter, and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group. Payments made of $8.6 million consist of payments under capital leases, bank borrowings, and debt assumed in the Zyman Group acquisition. In addition, the Company incurred $3.3 million of finance costs related to both the convertible debentures and the various amendments under the credit facility.

Cash flows used in financing activities during 2004 were $34.4 million and consisted of the proceeds from the issuance of long-term debt of $63.4 million, borrowing of $6.0 million under the credit facility, a repayment of $95.0 million of long-term debt, proceeds of $3.6 million from the issuance of share capital through a private placement and the exercise of options, and $12.5 million used to repurchase shares of the Company under a normal course issuer bid.

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

Long-Term Debt

Long-term debt (including the current portion of long-term debt) as of December 31, 2005 was $123.2 million, an increase of $69.7 million compared with the $53.5 million outstanding at December 31, 2004, primarily the result of an increase of borrowings under the Credit Facility, the issuance of approximately $36.7 million of convertible debentures and debt assumed in the Zyman Group acquisition.

During 2005, the Company amended or obtained waivers under the Credit Facility, as follows:

•       On March 31, 2005, the Company received a limited waiver from the lenders under its Credit Facility, pursuant to which the lenders agreed to give the Company until April 15, 2005 to deliver its financial statements for the quarter and year ended December 31, 2004.

•       In order to finance the Zyman Group acquisition, the Company entered into an additional amendment to its Credit Facility on April 1, 2005. This amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Agreement from $100 million to $150 million, (ii) permission to consummate the Zyman Group acquisition, (iii) mandatory reductions of the total revolving commitments by $25 million on June 30, 2005, $5 million on September 30, 2005, $10 million on December 31, 2005 and $10 million on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants.

•       On May 9, 2005, the Company further amended the terms of its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) modified the Company’s total debt ratio covenant; and (ii) waived the default that occurred as a result of the Company’s failure to comply with its total debt ratio covenant solely with respect to the period ended March 31, 2005.

•       On June 6, 2005, the Company further amended its Credit Facility to permit the issuance of 8% convertible unsecured subordinated debentures (see below). In addition, pursuant to this amendment, the lenders (i) modified the definition of ‘‘Total Debt Ratio’’ to exclude the 8% convertible unsecured subordinated debentures from such definition, (ii) required a reduction of the revolving commitments under the Credit Facility from $150.0 million to $116.2 million effective June 28, 2005, a reduction equal to the net proceeds received by the Company from the issuance of these debentures, (iii) imposed certain restrictions on the ability of the Company to amend the documentation governing the debentures, and (iv) modified the Company’s fixed charges ratio covenant, effective upon issuance of these debentures.

•       On October 31, 2005, the Company further amended its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) reduced the revolving commitments under the Credit Facility to $105 million, effective as of the date of the amendment, with a further reduction of $5 million on December 31, 2005; (ii) modified the Company’s “total debt ratio” and “fixed charges ratio” covenants; (iii) effective April 15, 2006, added a 1.0% per annum facility fee on the amount of the revolving commitments under the Credit Facility in excess of $65 million, which fee will be payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65 million; and (iv) waived the default that may have occurred as a result of the Company’s failure to comply with its total debt ratio covenant and fixed charges covenant with respect to the test period ended September 30, 2005.  In addition, in the event of a sale of the Company’s secure products business, the Company must repay advances under the Credit Facility by an amount equal to the net proceeds received by the Company from such sale

(“Sale Net Proceeds”), and the revolving commitments under the facility would be reduced by an amount equal to the Sale Net Proceeds.

The 2005  amendments to the Credit Facility were necessary in order to avoid an event of default under the Credit Facility, to finance the Zyman Group acquisition, and to permit the Company to continue to borrow under the Credit Facility. The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months. However, as a result of the need to obtain waivers and amend the Credit Facility in two of the past three reporting periods, the Company has determined that the most conservative accounting classification is for the outstanding debt under the Credit Facility to be classified as current. Notwithstanding this accounting classification, management believes that the Company will be in compliance with its financial covenants for at least the next twelve months. Although such debt has been classified as current, the maturity of the Credit Facility remains September 22, 2007.

If the Company loses all or a substantial portion of its lines of credit under the Credit Facility, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, (iv) minimum net worth and (v) limitations on capital expenditures, in each case as such term is specifically defined in the Credit Facility. For the period ended December 31, 2005, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

December 2005
Total Debt Ratio	2.68 to 1.0
Maximum per covenant	3.20 to 1.0
Fixed Charges Ratio	1.88 to 1.00
Minimum per covenant	0.95 to 1.00
Minimum Liquidity	$27.2 million
Minimum per covenant	$11.2 million
Net Worth	$151.6 million
Minimum per covenant	$132 million
Capital Expenditures:
Secured Products International Group	$3.2 million
Maximum per covenant	$3.5 million
Marketing Communications Group	$10.3 million
Maximum per covenant	$11.4 million

In 2006, certain of these financial covenants under the Credit Facility will become more restrictive. Specifically, the maximum Total Debt Ratio covenant under the Credit Facility will be as follows:  March 31, 2006—2.95 to 1.0; June 30, 2006—2.75 to 1.0; and September 30, 2006 and thereafter—2.5 to 1.0. The minimum Fixed Charges Ratio covenant under the Credit Facility will be as follows: March 31, 2006—1.00 to 1.00; June 30, 2006—1.05 to 1.00; September 30, 2006—1.15 to 1.00; and December 31, 2006 and thereafter—1.25 to 1.00. These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as non-compliance with such covenants could have a material adverse effect on us.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed a public offering in Canada of convertible unsecured subordinated debentures amounting to $36.7 million (C$45.0 million) (the “Debentures”). The Debentures will mature on June 30, 2010. The Debentures will bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. The Company is required to use its reasonable best efforts to cause a resale registration statement to be declared effective as soon as practicable. MDC did not have an effective resale registration statement filed with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) on December 31, 2005, and as a result, the rate of interest increased by 0.50% for the first six month period following December 31, 2005, and, if the Company does not have an effective resale registration statement filed with the SEC by June 30, 2006, the rate of interest will increase by an additional 0.50%. Such additional rates of interest will continue until the earlier of (a) the end of the six month period in which the Company has an effective resale registration statement filed with the SEC, or (b) June 30, 2007, at which time the interest rate will return to 8.00%. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

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

The Debentures may not be redeemed by the Company on or before June 30, 2008. Thereafter, but prior to June 30, 2009, the Debentures may be redeemed, in whole or in part from time to time, at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, provided that the volume weighted average trading price of the Class A subordinate voting shares on the The Toronto Stock Exchange during a specified period is not less than 125% of the conversion price. From July 1, 2009 until the maturity of the Debentures, the Debentures may be redeemed by the Company at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, if any. The Company may elect to satisfy the redemption consideration, in whole or part, by issuing Class A subordinate voting shares of the Company to the holders, the number of which will be determined by dividing the principal amount of the Debenture by 95% of the current market price of the Class A subordinate voting shares on the redemption date. Upon the occurrence of a change of control of the Company involving the acquisition of voting control or direction over 50% or more of the outstanding Class A subordinate voting shares prior to June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount thereof plus an amount equal to the interest payments not yet received on the Debentures calculated from the date of the change of control to June 30, 2008, discounted at a specified rate. Upon the occurrence of a change of control on or after June 30, 2008, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to the purchase date.

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2005 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Indebtedness	$121,583	$4,247	$74,623	$42,713	$—
Capital Lease Obligations	5,396	2,063	2,497	809	27
Operating Leases	70,953	15,920	25,290	20,001	9,742
Purchase Obligations	1,674	1,674	—	—	—
Deferred Acquisition Consideration	4,124	1,741	2,383	—	—
Management services agreement	1,740	950	790	—	—
Total Contractual Obligations	$205,470	$26,595	$105,583	$63,523	$9,769

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2005:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Lines of credit	$3,739	$3,739	$—	$—	$—
Letters of credit	4,490	4,490	—	—	—
Total Other Commercial Commitments	$8,229	$8,229	$—	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 13 of the Company’s consolidated financial statements included in this Form 10-K. See also “Off-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2005, the Company had utilized approximately $81.7 million of its Credit Facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities (after giving effect to the October 31, 2005 amendment described above) to support the Company’s future cash requirements, as at December 31, 2005, was approximately $18.3 million.

The Company expects to incur approximately $12.0 million of capital expenditures in 2006. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries including the opening of a new customer contact facility. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility, and refinancings thereof, will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth or growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing. As described previously, on April 1, 2005, the Company increased its Credit Facility from $100 million to $150 million, with a subsequent reduction to $116.2 million at June 28, 2005. Effective October 31, 2005, the Company agreed to a further reduction of its Credit Facility to $105 million, with a further reduction to $100 million at December 31, 2005.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At December 31, 2005, approximately $0.4 million of the deferred consideration relates to acquisitions in 2004 and is presented on the Company’s balance sheet. The remainder of the deferred acquisition consideration relates to current year acquisition’s contingent and non-contingent payments. Based on the various assumptions as to future operating results of the relevant entities, including the April 1, 2005 acquisition of the Zyman Group, management estimates that approximately $2.4 million of additional deferred purchase obligations could be triggered during 2006 or thereafter, including approximately $1.2 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. These rights are not freestanding. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2006 to 2013. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2005, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $100.3 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $20.4 million by the issuance of the Company’s Class A Shares. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $10.2 million of the estimated $100.3 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. See “Item 1A—Risk Factors.”

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration	2006	2007	2008	2009 & Thereafter	Total
	($ Millions)
Cash	$9.5	$7.3	$26.2	$36.8	$79.8
Shares	0.7	1.2	6.4	12.2	20.5
	$10.2	$8.5	$32.6	$49.0	$100.3	(1)
Incremental operating income before depreciation and amortization(2)	$3.7	$3.2	$7.2	$4.4	$18.5

(1)          Of this, approximately $43.3 million has been recognized in Minority Interest on the Company’s balance sheet as of September 22, 2004 in conjunction with the consolidation of CPB as a variable interest entity. (See Note 8)

(2)          This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on 2006 forecasted operating results.

Approximately $10.2 million of the estimated $100.3 million that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” option rights relates to rights exercisable in 2006 in respect of the securities of seven subsidiaries. Approximately, $3.6 million of put option relating to two subsidiaries have been exercised in 2005 and will be settled during 2006. The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations, bank borrowings and/or other external sources of financing. The acquisition of any equity interest in connection with the potential exercise of these rights in 2006 will not be recorded in the Company’s financial statements until equity ownership is transferred.

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

For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of the Company’s investment in CDI, the Company has estimated the fair value of its liability to be insignificant.

Transactions with Related Parties

The Company incurred fees totaling $2.4 million, $2.8 million and $8.0 million in 2005, 2004 and 2003, respectively to companies controlled by the Chairman and Chief Executive Officer of the Company in respect of services rendered pursuant to the terms of a management services agreement. The management services agreement expires on October 31, 2007, subject to renewal.

The Company incurred fees totaling nil, $0.3 million, and $0.3 million in 2005, 2004, and 2003 paid to a company controlled by a director of the Company in respect of services provided related to the monetization of CDI.

A subsidiary of the Company also provided Marketing Communications services totaling $0.1 million in 2005 and less than $0.1 million in 2004 and 2003 to an entity of which an officer of the Company is a Trustee of such entity.

In 2000, the Company agreed to provide to its Chairman and Chief Executive Officer (“CEO”), Miles S. Nadal, a bonus of C$10 million ($8.6 million) in the event that the average market price of the Company’s Class A subordinate voting shares is $26 (C$30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6.8 million ($5.9 million) and C$3.0 million ($2.6 million), respectively, as at December 31, 2005, both of which have been fully provided for in the Company’s accounts.

In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $0.2 million. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $0.6 million, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7,000 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10,000. In 2001, the Company purchased an additional 1,250,000 shares for $0.2 million, and the Company’s CEO purchased 500,000 shares for $0.1 million. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $0.5 million. All of these purchases were made at identical prices (i.e. C$0.20/unit). In 2003, the Company and the CEO exchanged their shares in Trapeze for non-voting shares and entered into a voting trust agreement. In 2002, 2003 and 2004, the Company’s CEO advanced an aggregate amount equal to $0.2 million to Trapeze, and such loans were secured by Trapeze’s assets.  In 2004, Trapeze repaid $0.1 million of the amounts owed to the Company’s CEO. In February 2005, the Company’s CEO provided Trapeze with a $0.2 million line of credit. The line of credit accrues interest at annual interest rate equal to 15%. During 2005 total interest and fees paid were approximately $66,000. At December 31, 2005, Trapeze had borrowed $0.2 million under this line of credit. In January 2006, Trapeze repaid $0.1 million of these advances. In addition, in 2005, 2004 and 2003, Trapeze paid $31,000, $20,000 and $18,000, respectively, in fees for accounting and other services to an entity affiliated with the Company’s CEO.

The Board of Directors, through its Audit Committee, has reviewed and approved these transactions.

Differences in Management Discussion and Analysis Presentation Under Canadian GAAP

Under Canadian securities requirements, the Company is required to provide supplemental information to highlight the significant differences that would have resulted in the information provided in the “Management’s Discussion and Analysis” had the Company prepared the “Management’s Discussion and Analysis” using Canadian GAAP financial information.

The Company has identified and disclosed the significant differences between Canadian and US GAAP as applied to its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 in Note 21 to the consolidated financial statements. The primary GAAP difference impacting the components of operating income (loss) is the application under Canadian GAAP of proportionate consolidation for investments in joint ventures in the Marketing Communications Group businesses, while US GAAP requires equity accounting for such investments. This GAAP difference does not have a significant impact on the content of the “Management’s Discussion and Analysis” as the discussion of the results of the Company’s Marketing Communications Group businesses.

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

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), and accordingly, revenue is generally recognized when services are earned or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

Marketing Communications Group

The Marketing Communications businesses earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non-refundable retainer fees are generally recognized on a straight-line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions the Company uses the Proportional Performance model, which results in delivery being considered to occur over a period of time.

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

Secure Products International Group

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

Revenue derived from secured printing arrangements whereby the Company manufactures and stores the printed product for a period of time at the direction of its customer with delivery at a future date within a 90 day period is accounted for on a “bill and hold” basis whereby the Company allocates the arrangement consideration on a relative fair value basis between the printing service and the storage service. The Company recognizes the printing revenue when the customized printed products move to the secure storage facility and the printing process are complete and when title transfers to the customer. The Company has no further obligations under the printing segment of the arrangement. The Company recognizes the storage fee revenue on a straight-line basis over the period to product delivery.

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

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications Group businesses, the business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

Acquisitions, Goodwill and Other Intangibles.   A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. The Company incurred goodwill impairment charges of $0.5 million and $10.0 million in 2005 and 2003, respectively. No impairment charge was recognized in 2004.

The Company has historically made and expects to continue to make selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment. Due to the nature of advertising, marketing and corporate communications services companies; the companies acquired frequently have significant identifiable intangible assets, which primarily consist of customer relationships. The Company has determined that certain intangibles (trademarks) have an indefinite life, as there are no legal, regulatory, contractual, or economic factors that limit the useful life.

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

Income tax valuation allowance.   The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset; tax planning strategies, changes in tax laws and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense.

Stock-based compensation.   Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock-based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”. Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-

based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

The foregoing consensus is effective for new arrangements entered into and for modifications or renewals of existing arrangements beginning in the first interim or annual reporting period commencing after March 15, 2006, with early application permitted. The Company does not expect its financial statements to be significantly impacted by this statement.

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

The foregoing consensuses should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company’s financial statements were not materially impacted by this statement.

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

The consensuses should be applied to covered leasehold improvements acquired (either in a business combination or otherwise) in periods beginning after June 29, 2005; earlier application is permitted for periods for which financial statements have not yet been issued. In September 2005, the EITF modified the above consensus to clarify that the guidance in EITF 05-6 does not apply to pre-existing leasehold improvements and should not be used to justify the re-evaluation of the amortization periods thereof in respect to additional renewal periods, when new leasehold improvements are placed into service significantly after the initial lease terms and that were not contemplated at or near the inception of the lease term. The Company’s financial statements were not materially impacted by this statement.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Prospective application of this statement is required by the Company beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment”. (“SFAS 123(R)”) On April 14, 2005, the SEC amended the effective date such that the standard is effective no later than the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123. In September 2005, the FASB issued Staff Position (“FSP”) FAS 123(R)-1, which defers the provisions of SFAS 123(R) that make a freestanding financial instrument originally issued in a share-based compensation arrangement with employees subject to other GAAP when the holder ceases to be an employee, unless the terms of the instrument have been subsequently modified. Further, in October 2005, the FASB issued FSP FAS 123(R)-2, which provides practical guidance for determining the date of grant of an award pursuant to SFAS 123(R). Additionally, in October 2005, the FASB issued FSP FAS 123(R)-3, which permits a simplified transition method for computing the available excess tax benefits in additional paid-in capital at the time SFAS 123(R) is adopted. In March 2005, Staff Accounting Bulletin No. 107, (“SAB107”), “Share-Based Payment”, was issued to address the application of SFAS 123(R). Although the Company is still evaluating the impact, due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required by the Company beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

In May 2005, the FASB issued SFAS No. 154 which replaces APB No.20, Accounting Changes, and SFAS Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

During 2005, the SEC staff revised EITF D-98, primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock provided in this Announcement should be applied in the first fiscal period beginning after September 15, 2005. The guidance on the application of EITF D-98 to share-based payment arrangements with employees should be applied concurrent with adoption of SFAS 123(R). The Company does not expect its financial statements to be significantly impacted by this statement.

In 2004, FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus requires certain quantitative and qualitative disclosures with respect to investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. It also requires certain disclosures for cost method investments. The consensus reached on this Issue is effective for reporting periods beginning after June 15, 2004, except for the measurement and recognition guidance contained in paragraphs 10-20 of this Issue in EITF Abstracts, which was deferred by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  Although the guidance in EITF 03-1 has been replaced by the FSP as described below, the requirement to recognize other-than-temporary impairments under other authoritative guidance, and the disclosure requirements of EITF 03-1 continue to be effective.

FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005 and amends EITF  03-1 as follows:

•       Nullifies the requirements of paragraphs 10-18 of EITF 03-1;

•       Carries forward the requirements of paragraphs 8 and 9 of EITF 03-1 with respect to cost-method investments;

•       Carries forward the disclosure requirements included in paragraphs 21 and 22 of EITF 03-1 and related examples; and

•       References existing other-than-temporary impairment guidance.

The Company does not expect its financial statements to be significantly implaced by this statement.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments: At December 31, 2005, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $77.2 million, as of December 31, 2005, a 1.0% increase or decrease in the weighted average interest rate, which was 6.7% at December 31, 2005, would have an interest impact of approximately $0.8 million annually.

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

Effective June 28, 2005, the Company entered into a cross-currency swap contract (“Swap”), a form of derivative, in order to mitigate the risk of currency fluctuations relating to interest payment obligations. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1.8 million and will pay interest of $1.5 million per annum. The Swap contract matures June 30, 2008.

Item 8.                        Financial Statements and Supplementary Data

MDC PARTNERS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, effective March 31, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Toronto, Canada
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of MDC Partners Inc and subsidiaries (“the Company”) for the year ended December 31, 2003. We have also audited Schedule II for the year ended December 31, 2003. These consolidated financial statements and Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule II are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule II, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule II. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MDC Partners Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related Schedule II for the year ended December 31, 2003, present fairly, in all material respects, the information set forth herein.

As explained in Note 11 to the financial statements, the Company has retroactively presented the operating and investing portions of the cash flows attributable to its 2004 discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Chartered Accountants

Toronto, Ontario

December 14, 2004	(April 15, 2005 as to the effects of the 2004 discontinued operations described in Note 11 and March 6, 2006 as to the changes in segmented information described in Note 16)

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Services	$363,362	$247,073	$164,850
Products	80,100	69,739	113,927
	443,462	316,812	278,777
Operating Expenses:
Cost of services sold *	211,811	158,965	105,908
Cost of products sold	49,876	42,301	56,654
Office and general expenses **	131,231	99,349	94,241
Depreciation and amortization	27,483	13,738	8,485
Other charges (recoveries)	—	(2,693)	1,333
Write—down of fixed assets	—	—	8,126
Goodwill charges	473	—	10,012
	420,874	311,660	284,759
Operating Profit (Loss)	22,588	5,152	(5,982)
Other Income (Expenses)
Gain on sale of assets, settlement of long—term debt and other	615	14,844	43,792
Foreign exchange loss	(887)	(498)	(2,023)
Interest expense	(9,260)	(8,790)	(17,673)
Interest income	369	685	937
	(9,163)	6,241	25,033
Income from continuing operations before income taxes, equity in affiliates and minority interests	13,425	11,393	19,051
Income taxes	2,157	818	5,770
Income from continuing operations before equity in affiliates and minority interests	11,268	10,575	13,281
Equity in earnings of non consolidated affiliates	1,402	3,651	4,929
Minority interests in income of consolidated subsidiaries	(21,192)	(9,235)	(4,508)
Income (loss) from continuing operations	(8,522)	4,991	13,702
Income (loss) from Discontinued operations	573	(7,148)	(1,271)
Net income (loss)	$(7,949)	$(2,157)	$12,431
Earnings (Loss) Per Common Share:
Basic
Continuing operations	$(0.37)	$0.23	$0.77
Discontinued operations	0.03	(0.33)	(0.07)
Net income (loss)	$(0.34)	$(0.10)	$0.70
Diluted
Continuing operations	$(0.37)	$0.22	$0.70
Discontinued operations	0.03	(0.31)	(0.05)
Net income (loss)	$(0.34)	$(0.09)	$0.65
Weighted Average Number of Common Shares Outstanding:
Basic	23,298,795	21,353,268	17,791,064
Diluted	23,298,795	22,817,823	21,665,530

*                     Includes non cash stock—based compensation expense of $578, $339, and $330 during the years ended December31, 2005, 2004 and 2003, respectively.

**               Includes non cash stock—based compensation expense of $2,694, $8,049, and $5,852 during the years ended December 31, 2005, 2004 and 2003, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$12,923	$22,644
Accounts receivable, less allowance for doubtful accounts of $1,250 and $1,521	117,319	110,932
Expenditures billable to clients	7,838	8,296
Inventories	10,359	10,792
Prepaid expenses	4,401	3,036
Other current assets	356	813
Total Current Assets	153,196	156,513
Fixed assets	63,528	55,347
Investment in affiliates	10,929	10,771
Goodwill	195,026	146,494
Other intangible assets	57,139	47,273
Deferred tax assets	16,057	12,883
Assets held for sale	—	622
Other assets	11,440	7,438
Total Assets	$507,315	$437,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank debt	$3,739	$6,026
Revolving credit facility	73,500	—
Accounts payable	63,452	77,213
Accrued and other liabilities	69,891	58,512
Advance billings, net	38,237	45,623
Current portion of long-term debt	2,571	3,218
Deferred acquisition consideration	1,741	1,775
Total Current Liabilities	253,131	192,367
Long-term debt	8,475	4,320
Revolving credit facility	—	46,000
Convertible notes	38,694	—
Liabilities related to assets held for sale	—	867
Other liabilities	7,937	4,857
Deferred tax liabilities	2,446	854
Total Liabilities	310,683	249,265
Minority interests	44,484	45,052
Commitments, contingencies and guarantees (Note 18)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 23,437,615 and 21,937,871 shares issued in 2005 and 2004, respectively	178,589	164,064
Class B Shares, no par value, unlimited authorized, 2,502 and 2,502 shares issued in 2005 and 2004, respectively, convertible into one Class A share	1	1
Share capital to be issued	4,209	3,909
Additional paid-in capital	20,028	17,113
Accumulated deficit	(53,075)	(45,083)
Accumulated other comprehensive income	2,396	3,020
Total Shareholders’ Equity	152,148	143,024
Total Liabilities and Shareholders’ Equity	$507,315	$437,341

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Years Ended December 31,
	2005	2004	2003
		Revised	Revised
		Note 1	Note 1
Cash flows from operating activities:
Net income (loss)	$(7,949)	$(2,157)	$12,431
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	3,272	8,388	6,182
Depreciation and amortization	27,483	13,738	8,485
Amortization and write-off of deferred finance charges	1,305	6,212	3,897
Non-cash interest expense	—	—	4,557
Deferred income taxes	(1,423)	(2,712)	4,630
Foreign exchange	887	498	2,023
(Gain) loss on disposition of assets and settlement of long-term debt	278	(18,741)	(43,792)
Write-down of fixed assets and other	—	—	8,126
Goodwill charges	473	—	10,012
Earnings of non consolidated affiliates	(1,402)	(3,651)	(4,929)
Minority interest and other	(2,538)	(3,258)	(1,164)
Changes in non-cash working capital
Accounts receivable	(423)	5,586	790
Expenditures billable to clients	458	(16,083)	1,188
Inventories	433	(2,547)	(921)
Prepaid expenses and other current assets	(250)	1,148	(759)
Accounts payable, accruals and other liabilities	(7,967)	12,947	627
Advance billings	(7,517)	19,170	394
Discontinued operations	(450)	1,716	551
Net cash provided by operating activities	4,670	20,254	12,328
Cash flows from investing activities:
Capital expenditures	(13,095)	(15,552)	(16,514)
Proceeds of dispositions	—	—	115,184
Acquisitions, net of cash	(56,805)	(17,569)	(26,744)
Profit distributions from non consolidated affiliates	1,796	7,269	4,326
Other assets	848	(1,804)	4,227
Discontinued operations	(148)	(23)	(202)
Net cash provided by (used in) investing activities	(67,404)	(27,679)	80,277
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	(2,287)	6,026	—
Proceeds from issuance of long-term debt	27,501	63,405	37,472
Proceeds from issuance of convertible notes	36,723	—	—
Repayment of long-term debt	(6,336)	(94,961)	(88,970)
Deferred financing costs	(3,316)	—	—
Issuance of share capital	31	3,639	3,031
Purchase of share capital	—	(12,476)	(13,662)
Net cash provided by (used in) financing activities	52,316	(34,367)	(62,129)
Effect of exchange rate changes on cash and cash equivalents	697	(898)	5,536
Net increase (decrease) in cash and cash equivalents	(9,721)	(42,690)	36,012
Cash and cash equivalents at beginning of year	22,644	65,334	29,322
Cash and cash equivalents at end of year	$12,923	$22,644	$65,334
Supplemental disclosures:
Cash paid to minority partners	$17,559	$5,354	$5,513
Cash income taxes paid (recovered)	$918	$2,968	$(1,425)
Cash interest paid	$5,762	$4,708	$6,795
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$14,794	$20,840	$25,985
Share capital issued on settlement of convertible notes	$—	$34,919	$—
Stock-based awards issued, on acquisitions	$—	$1,319	$2,530
Capital leases	$1,467	$—	$—
Note receivable exchanged for shares of subsidiary	$122	$—	$—
Settlement of debt with investment in affiliate:
Reduction in exchangeable securities	$—	$(33,991)	$—
Proceeds on sale of investment	$—	$33,991	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(thousands of United States dollars)

	2005		2004		2003
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	21,937,871	$164,064	18,369,451	$115,861	16,464,871	$91,426
Stock appreciation rights exercised	—	—	1,998	25	—	—
Share options exercised	5,258	31	241,755	3,507	458,987	3,031
Shares acquired and cancelled	—	—	(1,070,000)	(8,719)	(1,274,816)	(8,131)
Shares issued on privatization of Maxxcom	—	—	—	—	2,473,183	23,327
Shares issued as acquisition consideration	1,139,975	11,257	1,243,753	16,931	74,183	872
Shares issued as deferred acquisition consideration	354,511	3,237	—	—	173,043	1,786
Shares issued on private placement	—	—	120,919	1,406	—	—
Shares issued upon conversion of Class B shares	—	—	447,968	134	—	—
Shares issued on settlement of convertible notes	—	—	2,582,027	34,919	—	—
Share purchase loans repaid	—	—	—	—	—	3,550
Balance at end of year	23,437,615	178,589	21,937,871	164,064	18,369,451	115,861
Class B Shares
Balance at beginning of year	2,502	1	450,470	135	450,470	135
Shares converted to Class A shares	—	—	(447,968)	(134)	—	—
Balance at end of year	2,502	1	2,502	1	450,470	135
Share Capital to be Issued
Balance at beginning of year		3,909		—		—
Shares to be issued as deferred acquisition consideration		300		3,909		—
Balance at end of year		4,209		3,909		—
Additional Paid-In Capital
Balance at beginning of year		17,113		4,610		—
Stock-based compensation		775		6,347		888
Acquisition purchase price consideration		—		1,313		2,530
Warrants granted to service providers		—		—		1,192
Share appreciation rights plan		2,140		6,142		—
Share options exercised		—		(1,274)		—
Share appreciation rights exercised		—		(25)		—
Balance at end of year		20,028		17,113		4,610
Accumulated Deficit
Balance at beginning of year		(45,083)		(39,169)		(46,069)
Premium paid on repurchase of Class A shares		—		(3,757)		(5,531)
Distribution to minority shareholder		(43)		—		—
Net income (Loss) for the year		(7,949)		(2,157)		12,431
Balance at end of year		(53,075)		(45,083)		(39,169)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		3,020		(2,528)		8,687
Foreign currency translation adjustments		(624)		5,548		(11,215)
Balance at end of year		2,396		3,020		(2,528)
Total Shareholders’ Equity		$152,148		$143,024		$78,909

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

In addition, certain reclassifications have been made to the December 31, 2004 and 2003 reported amounts to conform them to the December 31, 2005 presentation. One reclassification relating to 2004, consisted of $36,292 between “accrued and other liabilities and “advance billings, net” to properly reflect the nature of the liabilities related to pre-billed media. An additional reclassification relating to 2003, consisted of $6,404 between cost of services sold and office and general expenses.

In 2005, the Company has revised the 2004 and 2003 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

As of the quarter ended September 30, 2005, the Company changed the composition of its reportable segments as set out in Note 16. Accordingly, to reflect this change in composition, the Company has restated the previously reported segment information for the years ended December 31, 2004 and 2003.

Nature of Operations

MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily two business groups—Marketing Communications and Secure Products International. Both business groups operate in the United States (“US”) and in Canada, while the Marketing Communications group also operates in the United Kingdom and the Secure Products International group also operates in Australia. See Note 16, “Segment Information”, for further description of the two business groups and MDC’s reportable segments.

Change in Methods of Accounting

Effective January 1, 2004, the Company changed its method of accounting from Canadian GAAP to US GAAP. This change in accounting method resulted from the conversion of Class B multiple voting shares into Class A subordinate voting shares during the first quarter of 2004 (see Note 14). Due to the conversion of these shares, the majority of shareholder votes now belong to shareholders of the Company who reside in the US and, as a result, the Company is now deemed to be a US domestic issuer as defined under the SEC regulations to which the Company is subject.

Under Canadian securities requirements, the Company is required to provide, for all years presented, a reconciliation setting out the differences between US and Canadian GAAP as applied to the Company’s financial statements. This required disclosure is set out in Note 21.

2.   Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation.   The accompanying consolidated financial statements include the accounts of MDC Partners Inc. its domestic and international controlled subsidiaries that are not considered variable interest entities and variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates.   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets, and the reporting of variable interest entities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk.   The Company provides marketing communications services and secure products to over 200 clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as its largest client accounted for less than 10% of the Company’s 2005 and 2003 consolidated revenue and 10.2% of the Company’s 2004 consolidated revenue.

Cash and Cash Equivalents.   The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at December 31, 2005 is $1,301 (2004 - $2,836) of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

Allowance for Doubtful Accounts.   Trade receivables, exclusive of sales tax are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent estimated uncollectible receivables associated with potential customer defaults usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

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

Fixed Assets.   Fixed assets are stated at cost. Buildings are depreciated on a declining balance basis over the estimated useful lives of 20 to 25 years. Computers, furniture and fixtures are depreciated on a straight-line basis over periods of 3 to 7 years. Machinery and equipment are depreciated on a straight-line basis over periods of 3 to 10 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-lived Assets.   In accordance with SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, risk adjusted where appropriate. The Company incurred impairment charges related to fixed assets of $8,126 in 2003.

Equity Method Investments.   The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method include Accumark Promotions Group Inc., 55% owned by the Company, Cliff Freeman & Partners, LLC (“CF”), 19.9% owned by the Company, Mono Advertising LLC, 49.9% owned by the Company, Zig, Inc., 49.9% owned by the Company, FuseProject, LLC, 20.0% owned by Crispin Porter Bogusky, LLC (“CPB”) and a 50% undivided interest in a real estate joint venture. Until September 22, 2004, the Company’s 49.0% interest in CPB was accounted for under the equity method. After this date, the Company commenced consolidating CPB under the accounting standards for variable interest entities (see Note 8). The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary.

Cost Method Investments.   The Company’s cost-based investments at December 31, 2005 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2005 and 2004 was $756 and $328, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.

Goodwill and Indefinite Lived Intangibles.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No 142”) goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Impairment losses, where applicable, will be charged to operating profit (loss). The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. The Company incurred goodwill impairment charges of $473 in 2005 and $10,012 in 2003.

Definite Lived Intangible Assets.   In accordance with SFAS No. 142, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment in accordance with SFAS 144 at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See also Note 9.

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

Guarantees.   Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 18)

Revenue Recognition.   The Company generates services revenue from its Marketing Communications Group and product revenue from its Secure Products International Group.

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. In the Marketing Communications Group, the businesses at times, act as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

Marketing Communications Group

The Marketing Communications businesses earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions the Company uses the Proportional Performance model, which results in delivery being considered to occur over a period of time.

Fees billed to clients in excess of fees recognized as revenue are classified as advanced billings.

A small portion of the Company’s contractual arrangements with customers includes performance incentive provisions, which allows the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when the company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured.

Secure Products International Group

Substantially all of the Secured Products International businesses revenue is derived from the sale of products. There are no warranty or product return provisions in the Company’s contracts that result in significant provisions. The Company has the following revenue recognition policies.

Revenue derived from the stamp operations is recognized upon shipment or upon delivery of the product to the customer when the Company’s obligations under the contractual arrangements are completed, the customer takes ownership and assumes the risk of loss of the product, the selling price is determinable and the collection of the related receivable is reasonably assured. The Company performs quality control testing procedures prior to shipment to ensure that its contractual obligations are met. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipment in the event of contract termination, accordingly, the Company accounts for the manufacturing costs incurred as inventory work-in-process, prior to completion of production.

Revenue derived from secured printing arrangements whereby the Company manufactures and stores the printed product for a period of time at the direction of its customer with delivery at a future date within a 90 day period is accounted for on a “bill and hold” basis whereby the Company allocates the arrangement consideration on a relative fair value basis between the printing service and the storage service. The Company recognizes the printing revenue when the customized printed products moves to the secure storage facility, when the printing process is complete,  when title transfers to the customer and the Company has no further obligations under the printing segment of the arrangement. The Company recognizes the storage fee revenue on a straight-line basis over the period to product delivery.

Although amounts are generally not billed by the Company until the customized print product is delivered to the customer’s premises, collection of the entire consideration is due under certain contracts within 90 days of completion of the printing segment of the arrangement and payment is not dependent on delivery. For other contracts where payment is dependent on delivery, revenue is recognized upon delivery to the customer’s premises and when other criteria for revenue recognition have been met.

Revenue derived from the design, manufacturing, inventory management and personalization of secured cards is recognized as a single unit of accounting when the secured card is shipped to the cardholder, the Company’s service obligations to the card issuer are complete under the terms of the contractual arrangement, the total selling price related to the card is fixed or determinable and collection of the related receivable is reasonably assured. Any amounts billed and/or collected in advance of this date are deferred and recognized at the shipping date when all other criteria for revenue recognition have been met. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipping in the event of contract termination and accordingly the Company accounts for the costs incurred related to design and manufacturing as inventory work-in-process.

Cost of Services and Products Sold.   Costs of services and products sold do not include depreciation charges for related fixed assets.

Stock-Based Compensation.   Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock-based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based awards in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 is based upon an intrinsic value method of accounting for stock-based awards. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award in accordance with FASB Interpretation Number 28- “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25”(“FIN 28”). Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model, and is recorded into operating income over the service period, that is the vesting period of the award.

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years:

	Years ended December 31,
	2005	2004	2003
Expected dividend	0%	0%	0%
Expected volatility	40%	40%	40%
Risk-free interest rate	2.9%-3.9%	4.0%	6.0%
Expected option life in years	3.16	3.71	5.0
Weighted average grant date fair value of options granted	$2.56	$4.65	$2.48

The table below summarizes the pro forma effect for the years ended December 31, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003.

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(7,949)	$(2,157)	$12,431
Fair value costs, net of income tax, of stock-based employee compensation awards issued prior to 2003	683	1,123	1,843
Net income (loss), pro forma	$(8,632)	$(3,280)	$10,588
Basic net income (loss) per share, as reported	$(0.34)	$(0.10)	$0.70
Basic net income (loss) per share, pro forma	$(0.37)	$(0.15)	$0.60
Diluted net income (loss) per share, as reported	$(0.34)	$(0.09)	$0.65
Diluted net income (loss) per share, pro forma	$(0.37)	$(0.14)	$0.56

Pension Costs.   Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts based on individual base salaries and years of service. The Company’s contribution expense pursuant to these plans was $1,586, $1,286 and $1,161 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Foreign Currency Translation.   The Company’s financial statements were prepared in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Company is the Canadian dollar and it has decided to use US dollars as its reporting currency for consolidated reporting purposes. All of the Company’s subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non—US dollar based subsidiaries to US dollar statements are included as cumulative translation adjustments in other accumulated comprehensive income (loss). Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. The income statements of non—US dollar based subsidiaries are translated at average exchange rates for the period.

Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings other than those unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long—term nature (that is settlement is not planned or anticipated in the future) and which are included as cumulative translation adjustments in accumulated other comprehensive income (loss).

Derivative Financial Instruments.   The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for the change in fair value of the derivative depends on whether the instrument qualifies for and has been designated as a hedging relationship and on the type of hedging relationship. There are three types of hedging relationships: a cash flow hedge, a fair value hedge and a hedge of foreign currency exposure of a net investment in a foreign operation. The designation is based upon the exposure being hedged. Derivatives that are not hedges, or become ineffective hedges, must be adjusted to fair value through earnings.

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at C$45,000 and at $36,452, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi—annually, the Company will receive interest of C$1,800 and will pay interest of $1,503 per annum. The Swap contract matures June 30, 2008. At December 31, 2005, the Swap fair value was estimated to be a receivable of $180 and is reflected in other assets on the balance sheet at that date, with a corresponding reduction to interest expense. The Company only enters into derivatives for purposes other than trading.

Effective July 1, 2002, management designated the Company’s 10.5% US senior subordinated notes (“Notes”) as an economic hedge against foreign exchange exposure of the US operation, Customer Direct, Inc. (“CDI”). The hedge was applied prospectively from the effective date whereby any foreign exchange translation adjustment of the Notes reduced any offsetting foreign exchange translation adjustment of the US operations, the net of which was reflected in the cumulative translation account within shareholders’ equity. The application of hedge accounting ceased on the repayment of the Company’s 10.5% US senior notes on June 30, 2003 which corresponded with the Company’s sale of 80% of its investment in CDI.

Put Options.   The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 18.

The Company accounts for the put options with a charge to minority interest expense to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the minority shares at the date of the option being exercised. No recognition is given to any increase in value of the put option if the estimated exercise price is less than the estimated fair value of the minority interest shares. The estimated exercise price is determined based on defined criteria pursuant to each arrangement. The commitment is calculated at each reporting period based on the earliest contractual exercise date. The estimated fair value of the minority interest shares is based on an overall enterprise value determined by a multiple of historical and projected future earnings.

3.   Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations for the years ended December 31:

	2005	2004	2003
Numerator
Numerator for basic earnings (loss) per common share—income (loss) from continuing operations	$(8,522)	$4,991	$13,702
Effect of dilutive securities:
Interest expense on convertible notes, net of taxes of nil, nil and $897, respectively	—	—	1,552
Numerator for diluted earnings (loss) per common share—income (loss) from continuing operations plus assumed conversion	$(8,522)	$4,991	$15,254
Denominator
Denominator for basic earnings (loss) per common share—weighted average common shares	23,298,795	21,353,268	17,791,064
Effect of dilutive securities:
Convertible Notes	—	—	3,381,643
Warrants	—	59,462	—
Employee stock options, warrants, and stock appreciation rights	—	1,393,277	492,823
Employee restricted stock units	—	11,816	—
Dilutive potential common shares	—	1,464,555	3,874,466
Denominator for diluted earnings (loss) per common share—adjusted weighted shares and assumed conversions	23,298,795	22,817,823	21,665,530
Basic earnings (loss) per common share from continuing operations	$(0.37)	$0.23	$0.77
Diluted earnings (loss) per common share from continuing operations	$(0.37)	$0.22	$0.70

In 2003, the effect of the Convertible Notes in the diluted earnings per common share calculation is accounted for using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of 95% of the twenty day weighted average trading price of the Class A subordinate voting share on the Toronto Stock Exchange prior to conversion or year end, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

At December 31, 2005, convertible notes, warrants, options and other rights to purchase 6,667,015 shares of common stock were not included in the computation of diluted loss per common share because doing so would have had an antidutive effect.

Option and other rights to purchase 352,497 and 800,226 shares of common stock were outstanding during fiscal 2004 and 2003 respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4.   Acquisitions

2005 Acquisitions

Zyman Group

On April 1, 2005, the Company, through a wholly—owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 Class A shares of the Company, valued at $11,257 based on the share price on or about the announcement date. Related transaction costs of approximately $977 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month period ending June 30, 2006 and/or June 30, 2007. As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

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

The Zyman Group acquisition was accounted for as a purchase business combination. The purchase price of the net assets acquired in this transaction is $64,622. The final allocation of the cost of the acquisition to the fair value of net assets acquired and minority interests is as follows:

Cash and cash equivalents	$5,653
Accounts receivable and other current assets	6,734
Fixed assets and other assets	7,785
Goodwill (tax deductible)	45,349
Intangible assets	20,143
Accounts payable, accrued expenses and other liabilities	(7,475)
Total debt	(8,524)
Minority interest at carrying value	(5,043)
Total cost of the acquisition	$64,622

Identifiable intangible assets of $20,143 are comprised primarily of customer relationships and related backlog and trademarks. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Zyman Group’s results of operations subsequent to its acquisition on April 1, 2005.

During the first five years of the LLC Agreement, the Company’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group, which as of December 31, 2005 approximates a priority return of $12.7 million. Thereafter, based on calculations set forth in the LLC Agreement, the Company’s share of remaining Zyman Group profits in excess of a predetermined threshold may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman’s operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement, and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

Neuwirth

On December 1, 2005, the Company, through it’s subsidiary Northstar Research Partners (USA) LLC (“NS LLC”), purchased the business of Neuwirth Research, Inc. (“Neuwirth”) for purchase price consideration of $450 in cash, a 20% equity interest in NS LLC valued at $225 based on the estimated market value of NS LLC on or about the announcement date and $300 of MDC stock. Related transaction costs of approximately $100 were also incurred. In addition, the Company may be required to pay up to an additional $625 in cash to the seller if the acquired Neuwirth business achieves specified financial targets for the year ended December 31, 2005 and/or December 31, 2006. At December 31, 2005, the Company determined these targets will be achieved and accordingly, the $625 has been accrued.

In connection with the Neuwirth acquisition, the Company and seller entered into agreements related to governance and certain put option rights with respect to the seller’s 20% equity interest in NS LLC which becomes 50% exercisable in 2010 and 100% exercisable in 2015.

Neuwirth is a recognized market research firm and was acquired by the Company for its list of blue chip clients and synergies with NS LLC existing business. This acquisition is part of the Specialized  Communications Services segment of businesses.

The Neuwirth acquisition was accounted for as a purchase business combination. The allocation of the cost of the acquisition to the fair value of net assets acquired is as follows:

Accounts receivable and other current assets	$492
Fixed assets and other assets	50
Intangible assets	1,680
Accounts payable, accrued expenses and other liabilities	(522)
Total cost of the acquisition	$1,700

Identifiable intangible assets, estimated to be $1,680, are being amortized on a straight—line basis over ten years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances and may be adjusted in a subsequent period upon finalization of such estimates and assumptions. The Company’s consolidated financial statements include Neuwirth’s results of operations subsequent to its acquisition on December 1, 2005.

Powell

On July 25, 2005, the Company, through its subsidiary Margeotes Fertitta Powell, LLC, (“MFP”) purchased the business of Powell, LLC (“Powell”) for purchase price consideration of $332 in cash and a 5% equity interest in MFP valued at $400 based on the estimated market value of MFP on or about the announcement date. The issuance of equity interests by MFP resulted in a loss of $103 on the dilution of the Company’s equity interest in its subsidiary. Related transaction costs of approximately $20 were also incurred. In addition, the Company may be required to pay up to an additional $300 in cash to the seller if the acquired Powell business achieves specified financial targets for the year ended July 31, 2006. As of December 31, 2005, the Company has accrued $300 of the additional consideration as the financial targets have been met as of December 31, 2005.

In connection with the Powell acquisition, the Company and seller entered into agreements related to governance and certain put option rights with respect to seller’s 5% equity interest in MFP, which become exercisable in 2010.

Powell is a well—recognized, highly creative advertising agency and as such was acquired by the Company for its creative talent to supplement existing creative agencies within the Company’s Strategic Marketing Services segment of businesses.

The Powell acquisition was accounted for as a purchase business combination. The allocation of the cost of the acquisition to the fair value of net assets acquired is as follows:

Accounts receivable and other current assets	$32
Fixed assets and other assets	31
Intangible assets	1,130
Accounts payable, accrued expenses and other liabilities	(141)
Total cost of the acquisition	$1,052

Identifiable intangible assets, estimated to be $1,130, are being amortized on a straight—line basis over five years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Powell’s results of operations subsequent to its acquisition on July 25, 2005.

Other Acquisitions and Transactions

On July 31, 2005, the Company acquired a further 20% equity interest in its existing subsidiary MFP pursuant to the exercise of a put obligation under the existing purchase agreement with a minority interest holder. The purchase price of $1,740 which includes $15 of acquisition costs was paid in cash. Of the purchase price, $500 was allocated to customer relationship intangible assets and $1,240 was allocated to goodwill. The allocation of the purchase price to assets acquired and liabilities assumed is based upon certain assumptions that the Company believes are reasonable under the circumstances. As a result of this acquisition, and the Powell transaction discussed above, the Company retains a 95% equity interest in MFP.

On September 1, 2005, the Company, through a consolidated variable interest entity, Crispin Porter + Bogusky, LLC (“CPB”), purchased 20% of the total outstanding membership units of Fuseproject, LLC (“Fuseproject”) for purchase price consideration of $750 in cash and an additional $400 payable in cash on or before March 1, 2006. Fuseproject is a design firm acquired by CPB to complement its creative offerings. The Fuseproject acquisition was accounted for using the equity method as CPB has significant influence over the operations of Fuseproject. The purchase price of the net assets acquired in this transaction is $1,150. The allocation of the cost of the acquisition to the fair value of the net assets acquired resulted in a portion being attributed to intangible assets valued at $40 and $1,090 consisting of goodwill. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Fuseproject’s results of operations in equity in earnings of non—consolidated affiliates subsequent to its acquisition on September 1, 2005.

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

During the quarter ended March 31, 2005, the Company contributed $125 of cash as additional paid in capital to its existing consolidated subsidiary, Banjo Strategies Entertainment LLC. There was no change in the Company’s ownership interest. This resulted in a loss on dilution of $61 and is reflected in the Company’s consolidated statement of operations. During the quarter ended June 30, 2005, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (0.3%) and Banjo Strategies Entertainment LLC (7.2%). In aggregate, the Company paid $143 in cash for these incremental ownership interests. During the quarter ended September 30, 2005, the Company acquired a further 0.7% equity interest in the existing consolidated subsidiary, Allard Johnson Communications Inc., for an amount payable in cash of $148.

2004 Acquisitions

kirshenbaum bond + partners, LLC (“KBP”)

On January 29, 2004, the Company acquired a 60% ownership interest in KBP in a transaction accounted for under the purchase method of accounting. The Company paid $21,129 in cash, issued 148,719 shares of the Company’s common stock to the selling interestholders of KBP (valued at approximately $2,027 based on the share price on or about the announcement date), issued warrants to purchase 150,173 shares of the Company’s common stock to the selling interestholders of KBP (the fair value of which, using a Black—Scholes option pricing model, was approximately $955 based on the share price during the period on or about the announcement date) and incurred transaction costs of approximately $1,185.

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

The recorded purchase price of the net assets acquired in the transaction was $26,031. The purchase price was allocated to the fair value of net assets acquired and minority interests as follows:

Cash and cash equivalents	$17,906
Accounts receivable and other current assets	16,421
Fixed assets and other assets	4,403
Goodwill (tax deductible)	16,964
Intangible assets	10,370
Accounts payable, accrued expenses and other liabilities	(39,372)
Minority interest at carrying value	(661)
Total consideration	$26,031

Identifiable intangible assets of $10,370 are comprised primarily of customer relationships and trademarks. The Company’s consolidated financial statements include KBP’s results of operations subsequent to its acquisition on January 29, 2004. KBP is included in the Company’s Strategic Marketing Services segment. During the year ended December 31, 2004, the operations of KBP contributed $46,027 of revenue and $2,543 of income from continuing operations to the Company’s consolidated statement of operations.

Accent Marketing Services

On March 29, 2004, the Company acquired an additional 39.3% ownership interest in Accent Marketing Services LLC (“Accent”), increasing its total ownership interest in this subsidiary from 50.1% to approximately 89.4%. The Company paid $1,444 in cash, issued, (or will issue), 1,103,331 shares of the Company’s common stock to the selling interestholders of Accent (valued at approximately $16,833 based on the share price on or about the announcement date), and incurred transaction costs of approximately $99. The 2004 purchase price was allocated to the Company’s increased share of working capital and the fair value of the net assets acquired including acquired intangibles and goodwill. Specifically $10,074 was allocated to tax deductible goodwill, $3,688 was allocated to intangible assets comprised of customer relationships and internally developed software. This acquisition was accounted for as a purchase and accordingly, the Company’s consolidated financial statements, which have consolidated Accent’s financial results since 1999, reflect a further 39% ownership participation subsequent to the additional acquisition on March 29, 2004.

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

VitroRobertson

On July 27, 2004, the Company acquired a 68% ownership interest in VitroRobertson Acquisition, LLC (“VR”) in a transaction accounted for under the purchase method of accounting. VR is located in San Diego, California, and is recognized for its expertise in brand market share management and has been included in the Company’s Strategic Marketing Services segment. The Company paid $7,009 in cash, issued 42,767 Class A shares of the Company’s common stock to the selling interestholders of VR (valued at approximately $473 based on the share price on the announcement date) and incurred transaction costs of approximately $122. Under the terms of the agreement, the selling interestholders of VR could receive additional cash consideration based upon achievement of certain pre-determined earnings targets to be measured at the end of 2005. Based on current earnings levels, additional consideration is $nil. Such contingent consideration will be accounted for as goodwill when the contingencies are resolved. Exclusive of the contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $7,604.

The purchase price was allocated to the fair value of net assets acquired and minority interest as follows:

Cash and cash equivalents	$3,502
Accounts receivable and other current assets	6,383
Fixed assets and other assets	406
Goodwill (tax deductible)	4,568
Intangible assets	2,718
Accounts payable, accrued expenses and other liabilities	(9,823)
Minority interest at carrying amount	(150)
Total consideration	$7,604

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

Other Acquisitions and Transactions

Third Quarter 2004

At August 31, 2004, the Company acquired a 49.9% ownership interest in Zig Inc (“Zig”) in a transaction accounted for under the equity method of accounting. Zig is a Toronto, Canada-based advertising agency internationally recognized for its unique creative abilities. Also during the third quarter of 2004, the Company acquired further equity interests in the existing subsidiary Fletcher Martin Ewing LLC, as well as several other insignificant investments. In aggregate, the Company paid $2,462 in cash, issued 125,628 Class A shares of the Company’s common stock to the selling interest holders (valued at approximately $1,507 based on the share price during the period on or about the date of closing and the announcement date) and incurred transaction costs of approximately $243. Under the terms of the Zig agreement, the selling interestholders were entitled to additional cash and share consideration totaling $624 based upon achievement of certain pre-determined earnings targets for 2004. Such contingent consideration was earned and has been accounted for as goodwill in 2004. The aggregate purchase price of the net assets acquired in these transactions was approximately $4,783. The purchase price was allocated to the net assets acquired. Specifically, $764 was allocated to goodwill, of which $739 is tax deductible, and $1,054 to intangible assets, $123 to other tangible assets and $2,842 to investment in affiliates.

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

Second Quarter 2004

On April 14, 2004, the Company acquired a 65% ownership interest in henderson bas (“HB”) in a transaction accounted for under the purchase method of accounting. HB is a Toronto, Canada-based agency providing interactive and direct marketing advertising services and has been included in the Company’s Specialized Communications Services segment. On May 27, 2004, the Company acquired a 50.1% ownership interest in Bruce Mau Design Inc. (“BMD”) in a transaction accounted for under the purchase method of accounting. BMD is a Toronto, Canada-based design studio providing visual identity and branding such as environmental graphics, exhibition development and design and cultural and business programming services and has been included in the Company’s Specialized Communications Services segment. During the quarter ended June 30, 2004, the Company also acquired the following interests in three smaller agencies: a 49.9% interest in Mono Advertising LLC (“Mono”), a 51% interest in Hello Design, LLC (“Hello”) and a 51% interest in Banjo, LLC (“Banjo”), a variable interest entity in which the Company is the primary beneficiary. These transactions were all accounted for under the purchase method of accounting and are consolidated from the date of acquisition, with the exception of Mono, which is accounted for under the equity method. Hello and Banjo are included in the Company’s Specialized Communications Services segment.

For these acquisitions in aggregate, the Company paid $3,843 in cash and will pay a further $351 in cash in 2006, has issued warrants to purchase 90,000 shares of the Company’s common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected life of 3 years) and incurred transaction costs of approximately $349. Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after one to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration would be $2,821. Such contingent consideration will be accounted for as goodwill when the contingency is resolved.

The aggregate purchase price of the net assets acquired in these transactions was approximately $4,903. The purchase price was allocated to the fair value of the net assets acquired. Specifically, $1,070 was allocated to goodwill, of which $1,014 is tax deductible, and $1,537 to intangible assets and $2,296 of other tangible assets.

First Quarter 2004

In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC (“CF”) in a transaction accounted for under the equity method of accounting. CF is a New York based advertising agency recognized for its creative abilities. Also during the quarter ended March 31, 2004, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (4.7%) and Targetcom LLC (20%), as well as several other insignificant investments. In aggregate, the Company paid $3,489 in cash and incurred transaction costs of approximately $213. Under the terms of the CF agreement, the selling interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain pre-determined cumulative earnings targets. Based on current earnings levels, the additional consideration is nil. Such contingent consideration, if any, will be accounted for as goodwill when the contingency is resolved. Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,702. The purchase price was allocated based on the fair value of the net assets acquired. Of the purchase price, $2,141 was allocated to goodwill of which $1,242 is tax deductible, $306 to intangible assets, $472 to other tangible assets and $783 to investments in affiliates.

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

The purchase price was allocated based on the fair value of the net assets acquired as follows:

Amount
Goodwill ($0 is tax deductible)	$19,155
Intangible assets—customer contract relationships	1,700
Elimination of minority interest	5,786
Total purchase price	$26,641

Other 2003 Acquisitions

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

Proforma Information

The following unaudited pro forma results of operations of the Company for the year ended December 31, 2005 and 2004 assume that the acquisition of the operating assets of the significant businesses acquired during 2005 and 2004 had occurred on January 1st of the respective year in which the business was acquired and for the comparable period. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

	Year Ended December 31,	Year Ended December 31,
	2005	2004
Revenues	$457,848	$391,881
Net income (loss)	$(2,998)	$181
Earnings per common share:
Basic—net income (loss)	$(0.13)	$0.01
Diluted—net income (loss)	$(0.13)	$0.01

5.   Inventories

The components of inventories at December 31, are listed below:

	2005	2004
Work-in-process	$5,499	$6,601
Raw materials and supplies	4,860	4,191
Total	$10,359	$10,792

6.   Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2005			2004
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$348	$—	348	$337	$—	$337
Buildings	2,663	(931)	1,732	2,546	(829)	1,717
Computers, furniture and fixtures	60,092	(40,462)	19,630	51,938	(33,976)	17,962
Machinery and equipment	46,570	(18,800)	27,770	37,342	(14,289)	23,053
Leasehold improvements	25,075	(11,027)	14,048	21,522	(9,244)	12,278
	$134,748	$(71,220)	$63,528	$113,685	$(58,338)	$55,347

Included in fixed assets are assets under capital lease obligations with a cost of $13,691 (2004—$14,639) and accumulated depreciation of $5,686 (2004—$4,960). Included in machinery and equipment is a plane acquired in the Zyman acquisition with a net book value of $5,164 at December 31, 2005. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $13,818, $10,199, and $8,485, respectively.

7.   Financial Instruments

Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable, accrued and other liabilities, advance billings, and deferred acquisition consideration. Bank debt and long-term debt are variable rate debt, the carrying value of which approximates fair value. The Company’s convertible debt and note payable are fixed rate debt instruments, the carrying values of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.

8.   Variable Interest Entities

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

(i)            The Company acquired a 49% voting interest in Crispin Porter + Bogusky, LLC (“CPB”), a marketing services business, in 2001 and accounted for its investment under the equity method of accounting until September 22, 2004. The equity carrying value of the investment in CPB as of June 30, 2004 was $18,110. Pursuant to the terms of the CPB Shareholders’ Agreement, the Company is entitled to 49% of earnings, plus an additional 8.5% of annual earnings in excess of $4,171. While CPB is a VIE, prior to September 22, 2004, the Company was not the primary beneficiary of its operations and thus, was not required to consolidate CPB under FIN 46R.

Effective September 22, 2004, in connection with the refinancing of the Company’s bank credit facilities, the CPB Shareholders’ Agreement was amended to permit all of the assets of CPB to be pledged by the Company as security for its new bank credit facilities and in addition, earlier in the third quarter of 2004, certain of the other investors in CPB became officers of a subsidiary of the Company. As a result of these changes, the Company became the primary beneficiary of CPB and is required to consolidate its operations under FIN 46R, commencing September 22, 2004.

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

Summary financial information for CPB for the year ended 2005 is as follows:

Revenue—services	$54,690
Operating profit	$11,402
Total assets	$93,169

(ii)        Based upon a review of the provisions of FIN 46R, the Company has identified Banjo, a business in which the Company acquired a majority voting interest in the second quarter of 2004, as a variable interest entity, for which the Company is the primary beneficiary. In 2004, the Company also identified an investee (LifeMed Media Inc.) in which the Company had a 45% investment as a variable interest entity for which the Company was the primary beneficiary, thereby requiring consolidation. To December 31, 2004, the Company funded $1.5 million to this start-up venture to finance the development of proprietary content-driven marketing material. The venture, which commenced operations in the second quarter of 2004, had no significant assets or liabilities and no revenues, and amounts expended by the venture have been principally in respect of salaries and related costs, and general and other operating costs. In July 2005, the Company’s ownership interest was reduced to 18.3% and the Company seized consolidation of this investee. See Note 11 “Discontinued Operations”.

(iii)    In addition the Company has identified Trapeze Media Limited as a variable interest entity, however the Company is not the primary beneficiary and Trapeze is therefore not consolidated. To date, the results of operations of Trapeze have not been material to the Company’s consolidated financial statements. See Note 17(c).

9.   Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

	2005	2004
Goodwill:
Beginning of the year	$146,494	$83,199
Acquired goodwill	49,009	35,596
Reduction for disposition	(50)	—
Variable interest entity consolidation	—	27,654
Reduction on change in estimate	—	(1,898)
Goodwill charges	(473)	—
Foreign currency translation	46	1,943
Balance end of the year	$195,026	$146,494
Intangibles:
Trademarks (indefinite lived)	$17,780	$17,780
Customer relationships—gross	$39,767	$28,857
Less accumulated amortization	(9,808)	(2,773)
Customer relationships—net	$29,959	$26,084
Other intangibles—gross	$16,326	$3,781
Less accumulated amortization	(6,926)	(372)
Other intangibles—net	$9,400	$3,409
Total intangible assets	$73,873	$50,418
Less accumulated amortization	(16,734)	(3,145)
Total intangible assets—net	$57,139	$47,273

In accordance with the Company’s accounting policy, the Company completed its annual impairment test of goodwill and intangible assets. As a result of this review, in 2005, the Company recorded an impairment charge related to goodwill in the Specialized Communication Services segment of $473. During the year ended December 31, 2003, the Company recorded goodwill impairment charges in the Specialized Communications Services Segment of $834, the Secure Paper Business Segment of $3,676 and the Secure Cards Business segment of $5,502. There was no goodwill impairment charge in 2004.

The weighted average amortization periods for customer relationships and other intangible assets are 6 years and 7 years, respectively and 6 years in total. The amortization expense of amortizable intangible assets for the year ended December 31, 2005, was $13,592 (2004 - $3,145; 2003 - $0) before tax and the estimated amortization expense for the five succeeding years before tax, per year is:

Year	Amortization
2006	$10,842
2007	$8,351
2008	$8,324
2009	$7,615
2010	$1,574

10.   Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and minority interests by taxing jurisdiction for the years ended December 31, were:

	2005	2004	2003
Income:
US	$20,476	$3,430	$3,777
Non-U.S	(7,051)	7,963	15,274
	$13,425	$11,393	$19,051

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2005	2004	2003
Current tax provision
US federal	$—	$(18)	$903
U.S state and local	1,335	1,230	122
Non-US	2,245	2,318	115
	3,580	3,530	1,140
Deferred tax provision (benefit):
US federal	(2,890)	(1,642)	(601)
US state and local	779	(262)	(74)
Non-US	688	(808)	5,305
	(1,423)	(2,712)	4,630
Income tax provision	$2,157	$818	$5,770

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2005	2004	2003
Income from continuing operations before income taxes, equity in affiliates and minority interest	$13,425	$11,393	$19,051
Statutory income tax rate	36.12%	36.12%	36.62%
Tax expense using statutory income tax rate	4,849	4,115	6,976
Other taxes	2,640	1,898	(130)
Non-deductible goodwill charges	—	—	3,666
Non-deductible stock-based compensation	1,182	3,129	259
Other non-deductible expense	538	590	163
Change to valuation allowance on items affecting taxable income	718	2,322	3,595
Non-taxable income and gains	—	(8,115)	(6,998)
Minority interests	(7,655)	(3,178)	(2,033)
Change in enacted tax rates	—	324	—
Other, net	(115)	(267)	272
Income tax expense	$2,157	$818	$5,770
Effective income tax rate	16.1%	7.2%	30.3%

Income taxes receivable were $213 and $535 at December 31, 2005 and 2004, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $2,139 and $357 at December 31, 2005 and 2004, respectively, and were included in accrued and other liabilities on the balance sheet.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2005	2004
Deferred tax assets:
Capital assets and other	$2,370	$1,435
Net operating loss carry forwards	37,005	33,719
Goodwill amortization	1,480	3,963
Interest deductibility	8,026	5,248
Share issue costs	1,041	486
Capital loss carry forwards	10,880	3,300
Accounting reserves	3,088	11,616
Gross deferred tax asset	63,890	59,767
Less: valuation allowance	(44,721)	(42,555)
Net deferred tax assets	19,169	17,212
Deferred tax liabilities:
Capital assets and other	(2,185)	(3,345)
Deferred finance charges	(764)	(46)
Goodwill amortization	(2,768)	(1,792)
Total deferred tax liabilities	(5,717)	(5,183)
Net deferred tax asset	$13,452	$12,029
Disclosed as:
Deferred tax assets	$16,057	$12,883
Deferred tax liabilities	(2,605)	(854)
	$13,452	$12,029

Included in accrued and other liabilities at December 31, 2005 is a deferred tax liability of $159.

The Company has US federal net operating loss carry forwards of $20,855 and non—US net operating loss carry forwards of $73,249 that expire in years 2006 through 2025, and indefinite loss carry forwards of $52,418, of which $30,122 is related to capital losses from the Canadian operations. The Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $51,545.

The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset; tax planning strategies, changes in tax laws and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense.

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain non—US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2005, 2004, and 2003 was $718, $2,322, and $3,866, respectively.

Deferred taxes are not provided for temporary differences representing earnings of non—Canadian subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

11.   Discontinued Operations

During July 2005, LifeMed Media, Inc., (“LifeMed”) a variable interest entity whose operations had been consolidated by the Company, completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6,200. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings of LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented. In February 2006, the Company sold 27% of its remaining ownership in LifeMed as partial settlement of a put obligation (see Note 20).

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s UK based marketing communications business, a wholly owned subsidiary Mr. Smith Agency, Ltd. (formerly known as Interfocus Networks Limited). The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith and remaining sale of assets was substantially complete by the end of the first quarter of 2005. No significant one—time termination benefits were incurred or are expected to be incurred. No further significant other charges are expected to be incurred.

Included in discontinued operations in the Company’s consolidated statement of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2005	2004	2003
Revenue	$2,939	$3,733	$6,733
Operating loss	$(1,105)	$(8,390)	$(1,521)
Gain on disposal of net assets	1,305	145	14
Interest expense and other	3	18	59
Income taxes (recovery)	110	575	(232)
Minority interest recovery	260	540	$63
Net income (loss) from discontinued operations	573	(7,148)	(1,271)

With the exception of a tax benefit received in 2003, the effective tax rate reconciles to the statutory rate through the recording of a valuation allowance.

As of December 31, 2005, Other Assets includes $100 and as of December 31, 2004, Accrued and Other Liabilities include $338 of the Company’s net investment in LifeMed.

As of December 31, 2004 the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

2004
Assets held for sale:
Cash and cash equivalents	$405
Receivables and other current assets	217
Total assets	$622
Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$867
$867

There are no assets or liabilities held for sale as of December 31, 2005.

12.   Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the years ended December 31, were:

	2005	2004	2003
Net income (loss) for the year	$(7,949)	$(2,157)	$12,431
Unrealized gain on marketable securities, net of tax	—	—	2,640
Reclassification adjustment for realized loss on marketable securities	—	—	(2,640)
Foreign currency cumulative translation adjustment	(624)	5,548	(11,215)
Comprehensive income (loss) for the year	$(8,573)	$3,391	$1,216

13.   Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2005	2004
Short term debt	$3,739	$6,026
Revolving credit facility	73,500	46,000
8% convertible debentures	38,694	—
Note payable and other bank loans	5,650	79
	121,583	52,105
Obligations under capital leases	5,396	7,459
	126,979	59,564
Less:
Short term debt	3,739	6,026
Current portion	2,571	3,218
	$120,669	$50,320

Interest expense related to long-term debt for the years ended December 31, 2005, 2004 and 2003 was $7,957, $6,411 and $13,731, respectively.

The amortization of deferred finance costs were $1,305, $2,370 and $3,897 for the years ended December 31, 2005, 2004, and 2003, respectively.

Short term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting period.

MDC Revolving Credit Facility

On June 10, 2004, MDC Partners Inc. entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to C$25.0 million ($18.7 million) maturing in May of 2005. It was extinguished and replaced in September 2004.

On September 22, 2004, MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100 million (including swing-line advances of up to $10 million) maturing in September 2007 (the “Credit Facility”). This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 325 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 175 basis points on all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company’s Secure Products International Group and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications Group, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at December 31, 2005. At December 31, 2005 and 2004, the aggregate amount of swing line advances, plus outstanding checks (disclosed as “Bank debt” in Current Liabilities on the balance sheet) was $3,739 and $6,026, respectively. At December 31, 2005, the unused portion of the total facility was $18,271.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. This component, reflected as bank debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 6.7% and 6.4% as of December 31, 2005 and 2004, respectively.

Since securing the Credit Facility on September 22, 2004, the Credit Facility has been amended as follows:

(a)          On December 22, 2004 and March 14, 2005, the Company amended certain of the terms andconditions of the revolving credit facility (“Credit Facility”). Pursuant to such amendments, the lenders under the Credit Facility agreed, among other things, to (i) extend the due date for the Company to deliver to the lenders its annual financial statements; (ii) amend the pricing grid; (iii) modify the Company’s total debt ratio, fixed charge ratio and capital expenditures covenants; and (iv) waive any potential default that may have occurred as a result of the Company’s failure to comply with its total debt ratio and fixed charge coverage ratio covenants. This amendment was necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility.

(b)         On March 31, 2005, the Company received a limited waiver from the lenders under its Credit Facility, pursuant to which the lenders agreed to give the Company until April 15, 2005 to deliver its financial statements for the quarter and year ended December 31, 2004.

(c)          In order to finance the Zyman Group acquisition (see Note 3), the Company entered into an amendment to its Credit Facility on April 1, 2005. This amendment provided for, among other things, (i) an increase in the total revolving commitments available under the Credit Facility from $100,000 to $150,000, (ii) permission to consummate the Zyman Group acquisition, (iii) mandatory reductions of the total revolving commitments by $25,000 on June 30, 2005, $5,000 on September 30, 2005, $10,000 on December 31, 2005 and $10,000 on March 31, 2006, (iv) reduced flexibility to consummate acquisitions going forward and (v) modification to the fixed charges ratio and total debt ratio financial covenants retroactive to March 31, 2005.

(d)         On May 9, 2005, the Company further amended the terms of its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) modified the Company’s total debt ratio covenant; and (ii) waived the default that occurred as a result of the Company’s failure to comply with its total debt ratio covenant solely with respect to the period ended March 31, 2005.

(e)          On June 6, 2005, the Company further amended its Credit Facility to permit the issuance of 8% convertible unsecured subordinated debentures (see below). In addition, pursuant to this amendment, the lenders (i) modified the definition of ‘‘Total Debt Ratio’’ to exclude the 8% convertible unsecured subordinated debentures from such definition, (ii) required a reduction of the revolving commitments under the Credit Facility from $150,000 to $116,200 effective June 28, 2005, the reduction being equal to the net proceeds received by the Company from the issuance of these debentures, (iii) imposed certain restrictions on the ability of the Company to amend the documentation governing the debentures, and (iv) modified the Company’s fixed charges ratio covenant, effective upon issuance of these debentures.

(f)            On October 31, 2005, the Company further amended its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) reduced the revolving commitments under the Credit Facility to $105,000, effective as of the date of the amendment, with a further reduction of $5,000 on December 31, 2005; (ii) modified the Company’s “total debt ratio” and “fixed charges ratio” covenants; (iii) effective April 15, 2006, added a 1.0% per annum facility fee on the amount of the revolving commitments under the Credit Facility in excess of $65,000, which fee will be payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65,000; and (iv) waived the default that may have occurred as a result of the Company’s failure to comply with its total debt ratio covenant and fixed charges covenant with respect to the test period ending September 30, 2005. In addition, in the event of a sale of the Company’s secure products business, the Company must repay advances under the Credit Facility by an amount equal to the net proceeds received by the Company from such sale (“Sale Net Proceeds”), and the revolving commitments under the facility would be reduced by an amount equal to the Sale Net Proceeds.

(g)          On January 17, 2006, the Company further amended its Credit Facility. Pursuant to such amendment, the lenders agreed to permit the Company to continue to fund capital contributions to an investment to which the Company had a contractual commitment, in an aggregate amount not exceeding $700.

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

As at December 31, 2005, $5,336 (2004—$6,609) of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36,723 (C$45,000) (the “Debentures”). The Debentures will mature on June 30, 2010. The Debentures will bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. The Company is required to use its reasonable best efforts to cause a resale registration statement to be declared effective as soon as practicable. The Company did not have an effective resale registration statement filed with the SEC on December 31, 2005, and as a result the rate of interest will increase by an additional 0.50% for the first six month period following December 31, 2005, and, if the Company does not have an effective resale registration statement filed with the SEC by June 30, 2006, additional amounts in respect of the Debentures will be payable such that the effect will be to increase the rate of interest by an additional 0.50%. Such additional rates of interest will continue until the earlier of (a) the end of the six month period in which the Company has an effective resale registration statement filed with the SEC, or (b) June 30, 2007, at which time the interest rate will return to 8.00%. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $11.42 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $816.00 (C$1,000.00) principal amount of Debentures.

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

In connection with the Zyman acquisition, the Company assumed the following note payable in the original amount of $6,275. The note bears interest of 5.73% and is due on June 8, 2009. The balance of the note payable was $5,589 at December 31, 2005. The note agreement is secured by an aircraft and related equipment with a net book value of $5,164. The remaining balance of $61 relates to a bank loan of a subsidiary.

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2006	6,310
2007	75,373
2008	1,747
2009	4,676
2010	38,846
2011 and thereafter	27
$126,979

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2006	$2,397
2007	1,545
2008	1,265
2009	698
2010	162
2011 and thereafter	28
6,095
Less: imputed interest	(699)
5,396
Less: current portion	(2,063)
$3,333

14.   Share Capital

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

The Company has not paid dividends on any class of shares during the three years ended December 31, 2005.

(b)         2005 Share Capital Transactions

During the year ended December 31, 2005, Class A share capital increased by $14,825, as the Company issued 1,494,486 shares related to business acquisitions and 5,258 shares related to the exercise of stock options

(c)          2004 Share Capital Transactions

During the year ended December 31, 2004, the Company acquired and cancelled, pursuant to a normal course issuer bid, 1,070,000 Class A subordinate voting shares for $12,476. The premium paid on the repurchase of the Class A subordinate voting shares, in the amount of $3,757, was charged to accumulated deficit.

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

On February 26, 2004 the Company’s then controlling shareholder, Miles S. Nadal (the Company’s Chairman and Chief Executive Officer) gave formal notice to the Company’s Board of Directors that he had initiated the process to effect conversion of 100% of his Class B multiple voting shares into Class A subordinate voting shares on a one-for-one basis, without any cash or non-cash consideration. The conversion was completed during the first quarter of 2004. Mr. Nadal’s equity interest in the Company prior to the conversion was approximately 20.2%, and he controlled 44.9% of the voting rights attached to the corporation. Prior to the conversion Mr. Nadal owned 447,968 Class B multiple voting shares, which represented 99% of the Class B shares and carry 20 votes per share, in addition to 3,400,351 Class A subordinate voting shares, which carry one vote per share. After the conversion, both Mr. Nadal’s equity interest and voting interest in the Company were approximately 20.2%, or 3,848,319 Class A subordinate voting shares.  As of March 1, 2006, Mr. Nadal beneficially owed 1,832,311 Class A subordinate voting shares or 7.8%.

(d)         2003 Share Capital Transactions

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

(e)          Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”).  The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. As of December 31, 2005, the only award made under the 2005 Stock Incentive Plan was a grant of 25,000 options to a newly appointed independent Director, which option grant was for a ten-year term and vests over five (5) years from the grant date.

The Company’s Board of Directors adopted the 2005 Incentive Plan as a replacement for MDC Partners’ Amended and Restated Stock Option Incentive Plan (the “Prior 2003 Plan”). Following approval of the 2005 Incentive Plan, the Company ceased making awards under the Prior 2003 Plan.

Prior to adoption of the 2005 Incentive Plan, the Company’s Prior 2003 Plan provided for grants of up to 1,890,786 options to employees, officers, directors and consultants of the Company. All the options granted were for a term of five years from the date of the grant and vest 20% on the date of grant and a further 20% on each anniversary date. In addition, the Company granted 534,960 options, on the privatization of Maxxcom, with a term of no more than 10 years from initial date of grant by Maxxcom and vest 20% in each of the first two years with the balance vesting on the third anniversary of the initial grant.

Information related to share option transactions over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance, December 31, 2002	2,249,628	$6.45	1,353,344	$7.63
Granted	624,000	5.94
Granted on privatization of Maxxcom	534,960	6.24
Exercised	(458,987)	6.35
Expired and cancelled	(872,873)	9.46
Balance, December 31, 2003	2,076,728	6.60	872,979	7.82
Granted	169,052	11.01
Exercised	(241,755)	9.32
Expired and cancelled	(119,410)	12.08
Balance, December 31, 2004	1,884,615	6.78	979,900	6.65
Granted	25,000	6.89
Exercised	(5,258)	5.87
Expired and cancelled	(111,153)	10.29
Balance, December 31, 2005	1,793,204	$6.79	1,241,773	$6.41

Share options outstanding as of December 31, 2005 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share
$3.32–$4.65	734,400	1.80	$4.60	583,400	$4.59
$4.66–$6.54	498,182	2.37	$6.25	302,582	$6.25
$6.55–$9.04	242,283	1.31	$7.49	206,083	$7.53
$9.05–$12.80	286,671	3.52	$11.71	135,898	$11.59
$12.81–$48.59	31,668	3.92	$15.89	13,810	$18.60

(f)            Stock Appreciation Rights

During 2003, the Compensation Committee of the Board of Directors approved a stock appreciation rights (“SAR’s”) compensation program for senior officers and directors of the Company. SARS’s have a term of four years and vest one-third on each anniversary date. During the year ended December 31, 2003, 1,650,479 SAR’s were granted with rights prices ranging from $3.85 to $7.71 with an average price of $5.76. In 2003, the Company recorded compensation expense of $4,102 with respect to SAR’s.

During the second quarter of 2004, the Company amended its SAR plan to amend the method of settlement from cash exclusively to cash or equity settlement at the option of the Company. The amendment caused the existing SAR awards to be modified, triggering a remeasurement date for accounting purposes. The modification is accounted for as a settlement of the old awards through the issuance of new awards. As a result, the Company measured the settlement value of the SARs immediately prior to the modification date and adjusted the previously accumulated amortized expense and liability based on the revised calculation. The settlement value of $6,142 was reclassed from accounts payable and accrued liabilities to additional paid-in capital. The Company then measured the fair value of the equity settleable SAR awards using the Black-Scholes option pricing model on the date of modification. The excess of the fair value calculated using the Black-Scholes option pricing model over the settlement value of $5,046 will be accounted for as additional compensation expense over the remaining vesting period of the SAR awards.

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable
	Weighted Average Number Outstanding	Weighted Average Price per share	Number Outstanding	Price Per Share
Balance at December 31, 2002	—	$—	—	—
Granted	1,650,479	5.33	—	—
Balance at December 31, 2003	1,650,479	5.33	—	—
Granted	295,000	10.85
Exercised	(5,000)	3.57
Balance at December 31, 2004	1,940,479	7.02	548,493	$6.21
Granted	285,000	9.87
Exercised	—	—
Expired and cancelled	(5,000)	7.81
Balance at December 31, 2005	2,220,479	$7.58	1,211,986	$6.91

SAR’s outstanding as at December 31, 2005 are summarized as follows:

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share
$4.31–$6.24	855,000	1.12	$4.53	570,000	$4.53
$6.25–$8.36	440,479	1.58	$8.36	295,319	$8.36
$8.37–$10.00	570,000	2.47	$9.05	233,333	$8.61
$10.01–$13.78	355,000	2.57	$11.59	113,334	$11.62

(g)          Restricted Stock Units

During the year ended December 31, 2004, the Company issued 50,000 restricted stock units of which 16,500 vest on each of the first and second anniversary dates with the remaining 17,000 vesting on September 6, 2007.

On December 12, 2005, the recipient of these shares of restricted stock exercised his contractual right to receive a cash payment of $121 in lieu of the 16,500 shares of restricted stock that vested in 2005, and as a result the underlying 16,500 shares of restricted stock were cancelled.

There were no restricted stock units issued during 2005.

In February 2006, the Company, under the 2005 Incentive Plan, granted 722,500 restricted stock and restricted stock units and awards, which vest between one and three years based on defined performance targets.  The value of this grant on the grant date was $6,134, which will result in stock-based compensation expense over the probable vesting period.

(h)         Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

Warrants outstanding as at December 31, 2005 are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share
$11.30–$13.10	332,232	1.15	$11.70	284,180	$11.49
$13.11–$15.32	496,734	2.09	$13.74	414,584	$13.56
$15.33–$16.83	161,706	3.18	$16.59	69,404	$16.55

During the year ended December 31, 2003, the Company issued 507,146 warrants with a weighted average exercise price of $10.61 and terms of three to five years. These warrants were issued as compensation to a lender and to an advisor.

During the year ended December 31, 2004, the Company issued 736,186 warrants with a weighted average exercise price of $13.55 and a term of five years. Of these warrants, 240,173 were issued as acquisition consideration and 456,013 (including 120,919 issued on the private placement) were issued as compensation for services and treated as such for accounting purposes.

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share
Balance December 31, 2002	—	—	—	—
Granted	250,000	$11.92	—	—
Granted on privatization of Maxxcom	257,146	9.34	—	—
Balance December 31, 2003	507,146	10.61	507,146	$10.61
Granted	736,186	13.55
Expired and cancelled	(222,660)	14.04
Balance December 31, 2004	1,020,672	13.10	648,159	12.20
Granted	—
Expired and cancelled	(30,000)	13.54
Balance, December 31, 2005	990,672	$13.53	768,168	$13.06

The Company has reserved a total of 6,280,379 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2005 there were 1,975,000 shares available for future option grants.

15.   Gain on Sale of Assets and Settlement of Long-term Debt and Other

The gain on sale of assets and settlement of long-term debt for the years ended December 31 were as follows:

	2005	2004	2003
CDI Transactions (a):
Loss on settlement of exchangeable debentures	$—	$(9,569)	$—
Fair value adjustment on embedded derivative	—	3,974	(3,974)
Gain on sale of equity interests in Custom Direct, Inc.	—	21,906	51,030
Loss on settlement of long-term debt (b)	—	(1,274)	(4,908)
Gain (loss) on disposition of assets	(214)	(193)	1,644
Gain on equity transactions of affiliates	39	—	—
Gain on recovery of investment	790	—	—
	$615	$14,844	$43,792

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

The embedded derivative within the exchangeable debentures had a fair value which was deemed not material at the date of issuance and an unrealized loss of $3,974 as at December 31, 2003. From January 1, 2004 to the date of settlement, the accrued loss on the derivative increased by $3,673 to a total of $7,647 at the date of settlement. The resulting fair value adjustment of $3,974 in 2004 represents the increase to the accrued loss net of the amount realized on settlement.

The fair value of the units of the Fund on February 13, 2004 received by the Company exceeded the Company’s equity carrying value of the 20% interest in CDI of $12,085, accordingly the Company recognized a gain on the sale of the CDI equity of $21,906. In the second quarter of 2003, the Company completed an Initial Public Offering (“IPO”) of the Fund and sold 80% of its interest in CDI to the Fund for cash and units of the Fund representing an 18.9% interest. Such units were sold in July 2003 for cash consideration equivalent to the IPO price per share. The net gain on asset dispositions includes charges for incentive payments to management including management of divested subsidiaries in the amount of $10,737.

(b)          On June 30, 2003, the Company completed the repurchase of the remaining 10.5% senior subordinated Notes for 103.5% of the face value of the Notes, resulting in a loss on redemption of $4,908, including the write-off of $1,672 of unamortized deferred financing costs.

16.   Segmented Information

During the quarter ended September 30, 2005, the Company has reassessed its reportable operating segments to consist of five segments plus corporate, instead of reporting only two segments plus corporate.

The Company has recast its prior year disclosures to conform to the current year presentation. The segments are as follows:

•       The Strategic Marketing Services (“SMS”) segment includes Crispin Porter & Bogusky, kirshenbaum bond + partners, Zyman Group LLC among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

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

•       The Specialized Communications Services (“SCS”) segment includes all of the Company’s other marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

•       The Secure Cards Business (“SCB”) segment provides security products and services related to electronic transaction products such as credit, debit, telephone and smart cards. The businesses included in this segment have similar types of clients, risks and cost structures. Due to the similarities in these businesses, they exhibit similar long-term financial performance and have been aggregated together.

•       The Secure Paper Business (“SPB”) segment produces secured specialty printed products which include stamps, labels and tickets. Products for each of these entities are only manufactured for specific customers. The businesses included in this segment have similar types of clients, risks and cost structures. Due to the similarities in these businesses, they exhibit similar long-term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

For the Year Ended December 31, 2005

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
	(thousands of United States dollars)
Revenue	$217,329	$67,240	$78,793	$31,707	$48,393	—	$443,462
Cost of services sold	$106,997	$51,913	$52,901	$—	$—	$—	$211,811
Cost of products sold	$—	$—	$—	$17,595	$32,281	—	$49,876
Depreciation and amortization	$18,311	$3,578	$892	$1,931	$2,409	$362	$27,483
Goodwill charges	$—	$—	$473	$—	$—	$—	$473
Operating Profit (Loss)	$32,888	$1,322	$11,249	$(235)	$2,864	$(25,500)	$22,588
Other Income (Expense):
Other income							$615
Foreign exchange loss							$(887)
Interest expense, net							$(8,891)
Income from continuing operations before income taxes, equity in affiliates and minority interest							$13,425
Income taxes							$2,157
Income from continuing operations before equity in affiliates and minority interests							$11,268
Equity in earnings of non-consolidated affiliates							$1,402
Minority interests in income of consolidated subsidiaries	$(18,160)	$(84)	$(2,948)	$—	$—	$—	$(21,192)
Loss from continuing operations							$(8,522)
Income from discontinued operations							$573
Net loss							$(7,949)
Stock-based compensation	$519	$81	$—	$—	$—	$2,672	$3,272
Capital expenditures	$5,862	$4,028	$666	$871	$1,389	$279	$13,095
Goodwill and intangibles	$199,596	$28,761	$23,747	$—	$61	$—	$252,165
Total assets	$310,858	$50,362	$70,067	$29,270	$29,443	$17,315	$507,315

For the Year Ended December 31, 2004 (Restated)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
	(thousands of United States dollars)
Revenue	$123,780	$59,673	$63,620	$26,282	$43,457	$—	$316,812
Cost of services sold	$71,100	$43,746	$44,119	$—	$—	$—	$158,965
Cost of products sold	$—	$—	$—	$13,171	$29,130	$—	$42,301
Depreciation and amortization	$5,601	$3,451	$960	$1,801	$1,688	$237	$13,738
Operating Profit (Loss)	$17,981	$3,629	$7,743	$(2,827)	$3,320	$(24,694)	$5,152
Other Income (Expense):
Other income							$14,844
Foreign exchange loss							$(498)
Interest expense, net							$(8,105)
Income from continuing operations before income taxes, equity in affiliates and minority interest							$11,393
Income taxes							$818
Income from continuing operations before equity in affiliates and minority interests							$10,575
Equity in earnings of non-consolidated affiliates							$3,651
Minority interests in income of consolidated subsidiaries	$(6,591)	$(245)	$(2,399)	$—		$—	$(9,235)
Income from continuing operations							4,991
Loss from discontinued operations							$(7,148)
Net Loss							$(2,157)
Stock-based compensation	$131	$130	$78	$—	$—	$8,049	$8,388
Capital Expenditures	$3,478	$4,305	$449	$3,764	$3,478	$78	$15,552
Goodwill and intangibles	$144,734	$26,739	$22,233	$61	$—	$—	$193,767
Total Assets	$252,758	$48,954	$49,050	$28,501	$28,165	$29,913	$437,341

For the Year Ended December 31, 2003 (Restated)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
	(thousands of United States dollars)
Revenue	$62,828	$46,079	$55,943	$29,291	$84,636	$—	$278,777
Cost of services sold	$35,630	$31,890	$38,388	$—	$—	$—	$105,908
Cost of products sold	$—	$—	$—	$13,589	$43,065	$—	$56,654
Depreciation and amortization	$1,408	$2,742	$858	$1,308	$1,754	$415	$8,485
Goodwill and fixed asset impairment charges	$—	$—	$834	$6,812	$10,492	$—	$18,138
Operating Profit (Loss)	$10,004	$3,779	$6,587	$(9,835)	$1,184	$(17,701)	$(5,982)
Other Income (Expense):
Other income							$43,792
Foreign exchange loss							$(2,023)
Interest expense, net							$(16,736)
Income from continuing operations before income taxes, equity in affiliates and minority interest							$19,051
Income taxes							$5,770
Income from continuing operations before equity in affiliates and minority interests							$13,281
Equity in earnings of non-consolidated affiliates							$4,929
Minority interests in income of consolidated subsidiaries	$(2,563)	$(1,586)	$(1,895)	$1,536	$—	$—	$(4,508)
Income from continuing operations							$13,702
Loss from discontinued operations							$(1,271)
Net Income							$12,431
Stock-based compensation	$—	$330	$—	$—	$—	$5,852	$6,182
Capital Expenditures	$1,004	$3,430	$349	$2,919	$8,809	$3	$16,514

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, for the years ended December 31, is set forth in the following table.

	United States	Canada	Australia & The United Kingdom	Total
Revenue
2005	$328,054	$89,645	$25,763	$443,462
2004	$215,956	$78,878	$21,978	$316,812
2003	$179,926	$78,503	$20,348	$278,777

A summary of the Company’s long-lived assets, comprised of fixed assets, net, as at December 31, is set forth in the following table.

	United States	Canada	Australia & The United Kingdom	Total
Long-lived Assets
2005	$38,214	$19,561	$5,753	$63,528
2004	$27,005	$22,337	$6,005	$55,347

17.   Related Party Transactions

(a)          The Company incurred fees totaling $2,375 (2004 - $2,805, 2003 - $8,006) to companies controlled by its Chairman and Chief Executive Officer of the Company in respect of services rendered pursuant to a management services agreement which provides for a minimum annual fee of $950 through October 2007.

(b)         In 2000, the Company agreed to provide to its Chairman and Chief Executive Officer (“CEO”) Miles S. Nadal a bonus of C$10 million ($8.6 million) in the event that the average market price of the Company’s Class A subordinate voting shares is C$30 ($26) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr.Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,820 ($5,873) and C$3,000 ($2,583), respectively, as at December 31, 2005, both of which have been fully provided for in the Company’s accounts.

(c)          In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (i.e., C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

In 2002, 2003 and 2004, the Company’s CEO advanced an aggregate amount equal to $171 (C$205) to Trapeze, and such loans were secured by Trapeze’s assets.  In 2004, Trapeze repaid $108 (C$130) of the amounts owed to the Company’s CEO. In February 2005, the Company’s CEO provided Trapeze with a $203 (C$250) line of credit. The line of credit accrues interest at an  annual interest rate equal to 15%. During 2005 total interest and fees paid were approximately $66. At December 31, 2005, Trapeze had borrowed $193 (C$225) under this line of credit. In January 2006, Trapeze repaid $146 (C$170) of these advances. In addition, in 2005, 2004 and 2003, Trapeze paid $31, $20 and $18, respectively, in fees for accounting and other services to an entity affiliated with the Company’s CEO.

(d)         The Company also incurred fees totaling $nil, $276 and $252 in 2005, 2004 and 2003, respectively, to a company controlled by a director of the Company in respect of services provided related to the monetization of Custom Direct Inc. and Davis + Henderson.

(e)          A subsidiary of the Company charged fees of $147, $59 and $21 in 2005, 2004 and 2003, respectively, to a trust of which an officer of the Company is a trustee.

18.   Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration.   In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at December 31, 2005, would be expected to be owing in 2006.

Put Options.   Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2006 to 2013. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2005, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $100,300 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $20,400 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

In February 2006, the Company settled the put option relating to Source Marketing LLC for approximately $2,287 (see Note 20). The Company also expects to settle an additional put option, which was exercised during 2005, during the first quarter of 2006 for approximately $1,329. These 2006 transactions reduce the put option obligations noted above as of December 31, 2005.

Natural Disasters.   Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the year ended December 31, 2005, these operations incurred costs of $128 related to damages resulting from hurricanes.

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

For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of the Company’s investment in CDI, the Company has estimated the fair value of its liability, which was insignificant.

Legal Proceedings.   The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of opertations of the Company.

Commitments.   The Company has commitments to fund $727 in an investment fund over a period of up to three years and to fund another investment fund $138 over a period ending October 2006. At December 31, 2005, the Company has $4,490 of undrawn outstanding letters of credit.

Leases.   The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $17,856 for 2005, $14,045 for 2004 and $10,968 for 2003, which was reduced by sublease income of $1,517 in 2005, $921 in 2004 and $898 in 2003. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases, some of which provide for rental adjustments due to increased property taxes and operating costs for 2006 and thereafter, are as follows:

Period	Amount
2006	$15,920
2007	13,159
2008	12,131
2009	10,890
2010	9,111
2011 and thereafter	9,742
$70,953

19.   New Accounting Pronouncements

Effective in Future Periods

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 13-1, which clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized. Rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with earlier application permitted. The capitalization of rental costs must cease as of the effective date in respect of operating lease arrangements entered into prior thereto. Retroactive restatement of prior period financial statements is allowed, but not required. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The Task Force addressed the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (or multiple separate arrangements).

The foregoing consensus is effective for new arrangements entered into and for modifications or renewals of existing arrangements beginning in the first interim or annual reporting period commencing after March 15, 2006, with early application permitted. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). According to EITF Issue 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19 :

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

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). The Task Force reached the following consensuses:

•       The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards (“SFAS”) No. 109 , Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.

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

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 05-2, “The Meaning of Conventional Convertible Debt Instrument” in EITF Issue 00-19 , “Accounting for Derivative Financial Instruments Indexed to, and Potentially, Settled in, a Company’s Own Stock”. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” specifically provides that contracts issued or held by a reporting entity that are both indexed to its own stock and classified as equity in its balance sheet should not be considered derivative instruments. EITF Issue 00-19 provides guidance in determining whether an embedded derivative should be classified in stockholders’ equity if it were a freestanding instrument. Issue 00-19 contains an exception to its general requirements for evaluating whether, pursuant to SFAS No. 133, an embedded derivative indexed to a company’s own stock would be classified as stockholders’ equity. The exception applies to a “conventional convertible debt instrument” in which the holder may realize the value of the conversion option only by exercising the option and receiving all proceeds in a fixed number of shares or in the equivalent amount of cash (at the discretion of the issuer). The Task Force reached the following consensuses:

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

The foregoing consensuses should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company’s financial statements were not materially impacted by this statement.

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

The foregoing consensuses should be applied to covered leasehold improvements acquired (either in a business combination or otherwise) in periods beginning after June 29, 2005; earlier application is permitted for periods for which financial statements have not yet been issued. In September 2005, the EITF modified the above consensus to clarify that the guidance in EITF 05-6 does not apply to pre-existing leasehold improvements and should not be used to justify the re-evaluation of the amortization periods thereof in respect to additional renewal periods, when new leasehold improvements are placed into service significantly after the initial lease terms and that were not contemplated at or near the inception of the lease term. The Company’s financial statements were not materially impacted by this statement.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Prospective application of this statement is required by the Company beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment”. (“SFAS 123(R)”) On April 14, 2005, the SEC amended the effective date such that the standard is effective no later than the first fiscal year beginning on or after June 15, 2005 (fiscal 2006 for the Company), the adoption of this SFAS requires the Company to recognize compensation costs for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123. In September 2005, the FASB issued Staff Position (“FSP”) FAS 123(R)-1, which defers the provisions of SFAS 123(R) that make a freestanding financial instrument originally issued in a share-based compensation arrangement with employees subject to other GAAP when the holder ceases to be an employee, unless the terms of the instrument have been subsequently modified. Further, in October 2005, the FASB issued FSP FAS 123(R)-2, which provides practical guidance for determining the date of grant of an award pursuant to SFAS 123(R). Additionally, in October 2005, the FASB issued FSP FAS 123(R)-3, which permits a simplified transition method for computing the available excess tax benefits in additional paid-in capital at the time SFAS 123(R) is adopted. In March 2005, Staff Accounting Bulletin No. 107, (“SAB107”), “Share-Based Payment”, was issued to address the application of SFAS 123(R). Although the Company is still evaluating the impact, due to the limited number of unvested awards granted prior to 2003 and outstanding as of the effective date, the provisions of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Prospective application of this statement is required by the Company beginning January 1, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

In May 2005, the FASB issued SFAS No. 154 which replaces APB No.20, Accounting Changes, and SFAS  No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

During 2005, the SEC staff revised EITF D-98, primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock provided in this Announcement should be applied in the first fiscal period beginning after September 15, 2005. The guidance on the application of EITF D-98 to share-based payment arrangements with employees should be applied concurrent with adoption of SFAS 123(R). The Company does not expect its financial statements to be significantly impacted by this statement.

In 2004, FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus requires certain quantitative and qualitative disclosures with respect to investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. It also requires certain disclosures for cost method investments. The consensus reached on this Issue is effective for reporting periods beginning after June 15, 2004, except for the measurement and recognition guidance contained in paragraphs 10-20 of this Issue in EITF Abstracts, which was deferred by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  Although the guidance in EITF 03-1 has been replaced by the FSP as described below, the requirement to recognize other-than-temporary impairments under other authoritative guidance, and the disclosure requirements of EITF 03-1 continue to be effective.

FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005 and amends EITF  03-1 as follows:

•       Nullifies the requirements of paragraphs 10-18 of EITF 03-1;

•       Carries forward the requirements of paragraphs 8 and 9 of EITF 03-1 with respect to cost-method investments;

•       Carries forward the disclosure requirements included in paragraphs 21 and 22 of EITF 03-1 and related examples; and

•       References existing other-than-temporary impairment guidance.

The Company does not expect its financial statements to be significantly implaced by this statement.

20.   Subsequent Events

On February 7, 2006, the Company purchased 12.33% of Source Marketing LLC, (“Source”) pursuant to an exercise of a put in October 2005. The purchase price of $2,287 consisted of cash of $1,830 and the delivery of 1,063,516 shares of LifeMed valued at $457. The Company’s current carrying value of these LifeMed shares is $27, thus the Company will record a gain on the disposition of these shares of $430. After this disposition the Company’s ownership in LifeMed is 13.4%.

On February 15, 2006, Source issued 15% of its currently outstanding shares to certain members of management. The purchase price for these shares was $1,540 which consisted of cash of $385 and recourse notes of $1,155. An amended and restated LLC agreement was entered into with these new shareholders. The agreement also provides for these shareholders to put to the Company these shares from December 2008-2012. As a result of the above transactions the Company now owns 85% of Source.

21.   Canadian GAAP Reconciliation

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

The reconciliation from US to Canadian GAAP, of the Company’s results of operations and cash flows for the years ended December 31, 2005, 2004 and 2003, and the Company’s financial position as at December 31, 2005 and 2004 are set out below:

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

Foreign Exchange

Under US GAAP and Canadian GAAP, foreign currency translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity. Under US GAAP, such adjustments remain in this separate component of consolidated equity until sale or until complete, or substantially complete, liquidation of the net investment, including the intercompany balances of a long term investment nature, that generated the adjustment. However, under Canadian GAAP, an appropriate portion of the foreign currency translation adjustments accumulated in the separate component of consolidated equity is included in the determination of net income when there is any reduction in the related net investment resulting in a loss for Canadian GAAP purposes of $122 and $5,186 for the years ended December 31, 2005 and 2004 respectively.

8% Convertible Debentures

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

Proportionate Consolidation of Affiliates

Under US GAAP, the Company has joint control of several joint ventures that are required to be accounted for using the equity method. Under Canadian GAAP, these joint ventures are accounted for using the proportionate consolidation method whereby the Company consolidates on a line-by-line basis their interest in the financial position and results of operations and cash flows of the joint ventures.

7% Convertible Debentures

During the quarter ended June 30, 2004, the 7% convertible debentures were converted to equity. Therefore, the adjustments reflected in 2004 pertain only to the interest adjustment up to the date of conversion and the accumulated reclassification from retained earnings to share capital.

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

Under US GAAP, the Company must recognize in earnings each period the changes in the fair value of the embedded derivative within the contingently exchangeable debentures and such amount cannot be deferred. This resulted in a loss on the derivative of $3,974 in the fourth quarter of 2003 and a further loss in 2004 of $3,673 immediately prior to settlement.

Goodwill Charge

Historically, under US GAAP, the Company expensed as incurred certain costs related to existing plant closures where production was shifted to acquired facilities. Historically, under Canadian GAAP, the expenditures were accrued as part of the business acquired and allocated to goodwill. Accordingly, the timing of the recognition of such costs in the statement of operations is different under Canadian GAAP.  The resulting gain on sale of such assets in the year ended December 31, 2004 is lower under Canadian GAAP than under US GAAP by $2,780.

Other Adjustments

Other adjustments represent cumulative translation differences as a result of timing differences between recognition of certain expenses under US and Canadian GAAP.

New Accounting Pronouncements under Canadian GAAP

Consolidation of Variable Interest Entities

In September 2004, the CICA revised Accounting Guideline (“AcG-15”), “Consolidation of Variable Interest Entities” (“VIEs”) to be substantially consistent with FIN 46R. AcG-15 is effective for interim or annual periods beginning on or after November 1, 2004. The Company early adopted AcG-15 for Canadian GAAP purposes effective January 1, 2004. See Note 8 of the consolidated financial statements for the impact the effective provisions of the equivalent US GAAP requirements, FIN 46R, had on the Company’s consolidated financial statements.

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

During 2005, the CICA issued Section 3251, “Equity”  Section 3251 establishes standards for the presentation of equity and changes in equity during the reporting period. The requirements of this Section are in addition to those in Sections 1530, 3240, and 3260. The Section is generally applicable to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. The Company has not yet determined the impact of this standard on the consolidated financial statements prepared in accordance with Canadian GAAP.

During 2005, the CICA issued Section 3831, “Non-Monetary Transactions”  Section 3831 was issued to supersede Section 3830 and is consistent with SFAS No 153. Section 3831 establishes standards for the measurement and disclosure of non-monetary transactions. It requires non-monetary transactions to be measured at the more reliably measurable of the fair value of the asset given up and the fair value of the asset received, unless:

•       the transaction lacks commercial substance;

•       the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;

•       neither fair value of the asset received nor the fair value of the asset given up is reliably messurable; or

•       the transaction is a non-monetary non-reciprocal transfer to owners to which Section 3831.14 applies.

Section 3831 applies to all non-monetary transactions initiated in  periods beginning on or after January 1, 2006. The Company does not expect its Canadian GAAP financial statements to be significantly impacted by this standard.

Year Ended December 31, 2005

	US GAAP	Stock-based Compensation and Other	Convertible Debenture	Proportionate Consolidation of Affiliates	Canadian GAAP
	(thousands of United States dollars)
Revenue:
Services	363,362	—	—	12,060	375,422
Products	80,100	—	—	—	80,100
	443,462	—	—	12,060	455,522
Operating Expenses:
Cost of services sold	211,811	—	—	7,986	219,797
Cost of products sold	49,876	—	—	—	49,876
Office and general expenses	131,231	(785)	—	1,890	132,336
Depreciation and amortization	27,483	—	—	281	27,764
Goodwill charges	473	—	—	—	473
	420,874	(785)	—	10,157	430,246
Operating Profit (Loss)	22,588	785	—	1,903	25,276
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	615	—	—	197	812
Foreign exchange Loss	(887)	(122)	—	—	(1,009)
Interest expense	(9,260)	—	(989)	(376)	(10,625)
Interest income	369	—	—	67	436
	(9,163)	(122)	(989)	(112)	(10,386)
Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	13,425	663	(989)	1,791	14,890
Income Taxes	2,157	—	—	26	2,183
Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	11,268	663	(989)	1,765	12,707
Equity in Affiliates	1,402	—	—	(1,765)	(363)
Minority Interests in Income of Consolidated Subsidiaries	(21,192)	—	—	—	(21,192)
Income (Loss) from Continuing Operations	(8,522)	663	(989)	—	(8,848)
Income (Loss) on Discontinued Operations	573	—	—	—	573
Cumulative effect of a change in accounting policy	—	—	—	—	—
Net Income (Loss)	(7,949)	663	(989)	—	(8,275)
Earnings (Loss) Per Common Share
Basic
Continuing Operations	$(0.37)				(0.38)
Discontinued Operations	0.03				0.03
Net Income (Loss)	$(0.34)				(0.35)
Diluted
Continuing Operations	$(0.37)				(0.38)
Discontinued Operations	0.03				0.03
Net Income (Loss)	$(0.34)				(0.35)

Year Ended December 31, 2004

	US GAAP	Stock-based Compensation and Other	Embedded Derivative and Goodwill Charges	Proportionate Consolidation of Affiliates	Canadian GAAP
	(thousands of United States dollars)
Revenue:
Services	$247,073	$—	$—	$23,383	$270,456
Products	69,739	—	—	—	69,739
	316,812	—	—	23,383	340,195
Operating Expenses:
Cost of services sold	158,965	—	—	12,524	171,489
Cost of products sold	42,301	—	—	—	42,301
Office and general expenses	99,349	(2,050)	—	3,554	100,853
Depreciation and amortization	13,738	—	—	526	14,264
Other charges (recoveries)	(2,693)	—	—	—	(2,693)
	311,660	(2,050)	—	16,604	326,214
Operating Profit	5,152	2,050	—	6,779	13,981
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	14,844	—	(6,754)	—	8,090
Foreign exchange loss	(498)	(5,186)	—	—	(5,684)
Interest expense	(8,790)	718	—	(364)	(8,436)
Interest income	685	—	—	21	706
	6,241	(4,468)	(6,754)	(343)	(5,324)
Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	11,393	(2,418)	(6,754)	6,436	8,657
Income Taxes	818	—	—	2,389	3,207
Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	10,575	(2,418)	(6,754)	4,047	5,450
Equity in Affiliates	3,651	—	—	(4,047)	(396)
Minority Interests in Income of Consolidated Subsidiaries	(9,235)	—	—	—	(9,235)
Income (Loss) from Continuing Operations	4,991	(2,418)	(6,754)	—	(4,181)
Loss on discontinued operations	(7,148)	—	—	—	(7,148)
Net Income (Loss)	$(2,157)	$(2,418)	$(6,754)	$—	$(11,329)
Earnings (Loss) Per Common Share
Basic
Continuing Operations	$0.23				$(0.29)
Discontinued Operations	(0.33)				(0.27)
Net Income (Loss)	$(0.10)				$(0.56)
Diluted
Continued Operations	$0.22				$(0.29)
Discontinued Operations	(0.31)				(0.27)
Net Income (Loss)	$(0.09)				$(0.56)

Year Ended December 31, 2003

	US GAAP	Stock-based Compensation and Other	Embedded Derivative & Goodwill Charges	Proportionate Consolidation of Affiliates	Canadian GAAP
	(thousands of United States dollars)
Revenue:
Services	$164,850	$—	$—	$19,426	$184,276
Products	113,927	—	—	—	113,927
	278,777	—	—	19,426	298,203
Operating Expenses:
Cost of services sold	105,908	—	—	10,155	116,063
Cost of products sold	56,654	—	—	—	56,654
Office and general expenses	94,241	—	—	3,708	97,949
Depreciation and amortization	8,485	741	—	396	9,622
Other charges	1,333	—	—	—	1,333
Write-down fixed assets	8,126	—	—	—	8,126
Goodwill charges	10,012	—	—	—	10,012
	284,759	741	—	14,259	299,759
Operating Profit (Loss)	(5,982)	(741)	—	5,167	(1,556)
Other Income (Expenses):
Gain on sale of assets and settlement of long-term debt	43,792	—	(7,147)	89	36,734
Foreign exchange loss	(2,023)	—	—	—	(2,023)
Interest expense	(17,673)	1,692	—	(327)	(16,308)
Interest income	937	—	—	35	972
	25,033	1,692	(7,147)	(203)	19,375
Income (Loss) from Continuing Operations Before Income Taxes, Equity in Affiliates and Minority Interests	19,051	951	(7,147)	4,964	17,819
Income Taxes	5,770	319	—	1,885	7,974
Income (Loss) from Continuing Operations Before Equity in Affiliates and Minority Interests	13,281	632	(7,147)	3,079	9,845
Equity in Affiliates	4,929	—	—	(3,079)	1,850
Minority Interests in Income of Consolidated Subsidiaries	(4,508)	—	—	—	(4,508)
Income (Loss) from Continuing Operations	13,702	632	(7,147)	—	7,187
Loss on discontinued operations	(1,271)	—	—	—	(1,271)
Net Income (Loss)	$12,431	$632	$(7,147)	$—	$5,916
Earnings (Loss) Per Common Share:
Basic
Continuing Operations	$0.77				$0.34
Discontinued Operations	(0.07)				(0.07)
Net Income	$0.70				$0.27
Diluted
Continuing Operations	$0.70				$0.33
Discontinued Operations	(0.05)				(0.07)
Net Income	$0.65				$0.26

As at December 31, 2005

	US GAAP	Stock-based Compensation and Other	Convertible Debenture	Proportionate Consolidation of Affiliates	Canadian GAAP
	(thousands of United States dollars)
ASSETS
Current Assets
Cash and cash equivalents	12,923	—	—	1,850	14,773
Accounts receivable, net	117,319	—	—	2,092	119,411
Expenditures billable to clients	7,838	—	—	437	8,275
Inventories	10,359	—	—	—	10,359
Prepaid and other current assets	4,757	—	—	55	4,812
Total Current Assets	153,196	—	—	4,434	157,630
Fixed Assets, net	63,528	—	—	3,510	67,038
Investment in Affiliates	10,929	—	—	(7,579)	3,350
Goodwill	195,026	—	—	5,437	200,463
Intangibles	57,139	—	—	693	57,832
Deferred Tax Assets	16,057	—	—	(1)	16,056
Other Assets	11,440	—	—	82	11,522
Total Assets	507,315	—	—	6,576	513,891
LIABILITES AND SHARHOLDERS’ EQUITY
Current Liabilities
Short term debt	3,739	—	—	—	3,739
Revolving credit facility	73,500	—	—	—	73,500
Accounts payable	63,452	—	—	962	64,414
Accruals and other liabilities	69,891	—	—	197	70,088
Advance billings	38,237	—	—	1,045	39,282
Current portion of long-term debt	2,571	—	—	141	2,712
Deferred acquisition consideration	1,741	—	—	—	1,741
Total Current Liabilities	253,131	—	—	2,345	255,476
Long-Term Debt	47,169	—	(8,595)	4,134	42,708
Other Liabilities	7,937	—	—	97	8,034
Deferred Tax Liabilities	2,446	—	—	—	2,446
Total Liabilities	310,683	—	(8,595)	6,576	308,664
Minority Interests	44,484	—	—	—	44,484
Shareholders’ Equity
Share capital	178,590	1,296	—	—	179,886
Share capital to be issued	4,209	—	—	—	4,209
Additional paid-in capital	20,028	(2,835)	9,105	—	26,298
Retained earnings (deficit)	(53,075)	(3,769)	(989)	—	(57,833)
Accumulated other comprehensive income	2,396	5,308	479	—	8,183
Total Shareholders’ Equity	152,148	—	8,595	—	160,743
Total Liabilities and Shareholders’ Equity	507,315	—	—	6,576	513,891

As at December 31, 2004

	US GAAP	Stock-based Compensation and Other	Proportionate Consolidation of Affiliates	Canadian GAAP
	(thousands of United States dollars)
ASSETS
Current Assets
Cash and cash equivalents	$22,644	$—	$1,978	$24,622
Accounts receivable, net	110,932	—	1,928	112,860
Expenditures billable to clients	8,296	—	299	8,595
Inventories	10,792	—	—	10,792
Prepaid and other current assets	3,849	—	52	3,901
Total Current Assets	156,513	—	4,257	160,770
Fixed Assets, net	55,347	—	4,101	59,448
Investment in Affiliates	10,771	—	(8,289)	2,482
Goodwill	146,494	—	5,876	152,370
Intangibles	47,273	—	779	48,052
Deferred Tax Assets	12,883	—	21	12,904
Assets Held for Sale	622	—	—	622
Other Assets	7,438	—	106	7,544
Total Assets	$437,341	$—	$6,851	$444,192
LIABILITES AND SHARHOLDERS’ EQUITY
Current Liabilities
Short term debt	$6,026	$—	$—	$6,026
Accounts payable	77,213	—	1,467	78,680
Accruals and other liabilities	58,512	—	60	58,572
Advance billings	45,623	—	1,011	46,634
Current portion of long-term debt	3,218	—	125	3,343
Deferred acquisition consideration	1,775	—	—	1,775
Total Current Liabilities	192,367	—	2,663	195,030
Long-Term Debt	50,320	—	4,136	54,456
Liabilities Related to Assets Held for Sale	867	—	—	867
Other Liabilities	4,857	—	52	4,909
Deferred Tax Liabilities	854	—	—	854
Total Liabilities	249,265	—	6,851	256,116
Minority Interests	45,052	—	—	45,052
Shareholders’ Equity
Share capital	164,065	1,296	—	165,361
Share capital to be issued	3,909	—	—	3,909
Additional paid-in capital	17,113	(2,050)	—	15,063
Retained earnings (deficit)	(45,083)	(4,432)	—	(49,515)
Accumulated other comprehensive income	3,020	5,186	—	8,206
Total Shareholders’ Equity	143,024	—	—	143,024
Total Liabilities and Shareholders’ Equity	$437,341	$—	$6,851	$444,192

Year Ended December 31, 2005

	US GAAP	Stock-based Compensation and Other	Convertible Debenture	Proportionate Consideration of Affiliates	Canadian GAAP
	(thousands of United States dollars)
Cash flows from operating activities
Net income (loss)	(7,949)	663	(989)	—	(8,275)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	3,272	(785)	—	—	2,487
Depreciation and amortization	27,483	—	—	281	27,764
Amortization and write-off of deferred finance charges	1,305	—	—	—	1,305
Non-cash interest expense	—	—	989	—	989
Deferred income taxes	(1,423)	—	—	26	(1,397)
Foreign exchange	887	122	—	—	1,009
Gain on sale of assets and settlement of long-term debt	278	—	—	(197)	81
Write-down of fixed assets and other assets	—	—	—	—	—
Goodwill charges	473	—	—	—	473
Earnings of non consolidated affiliates	(1,402)	—	—	1,765	363
Minority interest and other	(2,538)	—	—	—	(2,538)
Changes in non-cash working capital	(15,266)	—	—	(142)	(15,408)
Discontinued operations	(450)	—	—	—	(450)
Net cash provided by operating activities	4,670	—	—	1,733	6,403
Cash flows from investing activities:
Capital expenditures	(13,095)	—	—	(229)	(13,324)
Proceeds of dispositions	—	—	—	185	185
Acquisitions, net of cash	(56,805)	—	—	—	(56,805)
Distributions from non consolidated affiliates	1,796	—	—	(1,844)	(48)
Other assets	848	—	—	—	848
Discontinued operations	(148)	—	—	—	(148)
Net cash provided by (used in) investing activities	(67,404)	—	—	(1,888)	(69,292)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	(2,287)	—	—	—	(2,287)
Proceeds from issuance of long-term debt	64,224	—	—	14	64,238
Repayment of long-term debt	(6,336)	—	—	—	(6,336)
Deferred financing costs	(3,316)	—	—	—	(3,316)
Issuance of share capital	31	—	—	—	31
Purchase of share capital	—	—	—	—	—
Net cash provided by (used in) financing activities	52,316	—	—	14	52,330
Effect of exchange rate changes on cash and cash equivalents	697	—	—	—	697
Net increase (decrease) in cash and cash equivalents	(9,721)	—	—	(141)	(9,862)
Cash and cash equivalents beginning of year	22,644	—	—	1,991	24,635
Cash and cash equivalents end of year	12,923	—	—	1,850	14,773

Year Ended December 31, 2004
(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative and Goodwill Charges	Proportionate Consolidation of Affiliates	Canadian GAAP
	(revised)				(revised)
Operating Activities
Net income (loss)	$(2,157)	$(2,418)	$(6,754)	$—	$(11,329)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	8,388	(2,050)	—	—	6,338
Depreciation and amortization	13,738	—	—	526	14,264
Amortization and writeoff of deferred finance charges	6,212	—	—	—	6,212
Non-cash interest	—	—	—	—	—
Deferred income taxes	(2,712)	—	—	2,265	(447)
Foreign exchange	498	5,186	—	—	5,684
Gain on sale of assets	(18,741)	—	6,754	—	(11,987)
Write-down of fixed assets and other assets	—	—	—	—	—
Goodwill charges	—	—	—	—	—
Earnings of non consolidated affiliates	(3,651)	—	—	4,047	396
Minority interest and other	(3,258)	—	—	—	(3,258)
Changes in non-cash working capital	20,221		—	(3,107)	17,114
Discontinued operations	1,716	—	—	—	1,716
	20,254	718	—	3,731	24,703
Investing activities
Capital expenditures	(15,552)	—	—	(938)	(16,490)
Proceeds of disposition	—	—	—	—	—
Acquisitions, net of cash	(17,569)	—	—	377	(17,192)
Distributions from non consolidated affiliates	7,269	—	—	(6,650)	619
Other assets, net	(1,804)	—	—	(93)	(1,897)
Discontinued operations	(23)	—	—	—	(23)
	(27,679)	—	—	(7,304)	(34,983)
Financing activities
Increase in bank indebtedness	6,026	—	—	—	6,026
Proceeds from issuance of long-term debt	63,405	—	—	—	63,405
Repayment of long-term debt	(94,961)	(718)	—	(107)	(95,786)
Deferred financing costs
Issuance of share capital	3,639	—	—	—	3,639
Purchase of share capital	(12,476)	—	—	—	(12,476)
	(34,367)	(718)	—	(107)	(35,192)
Effect of exchange rate charges on cash and cash equivalents	(898)	—	—	—	(898)
Net decrease in cash and cash equivalents	(42,690)	—	—	(3,680)	(46,370)
Cash and cash equivalents beginning of period	65,334	—	—	5,671	71,005
Cash and cash equivalents end of period	$22,644	$—	$—	$1,991	$24,635

Year Ended December 31, 2003
(thousands of United States dollars)

	US GAAP	Stock-based Compensation and Other	Embedded Derivative and Goodwill Charges	Proportionate Consolidation of Affiliate	Canadian GAAP
	(revised)				(revised)
Operating Activities
Net income	$12,431	$632	$(7,147)	$—	$5,916
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	6,182	—	—	—	6,182
Depreciation and amortization	8,485	741	—	396	9,622
Amortization and write-off of deferred finance charges	3,897	—	—	—	3,897
Non-cash interest	4,557	—	—	—	4,557
Deferred income taxes	4,630	319	—	1,663	6,612
Foreign exchange gain	2,023	—	—	—	2,023
Gain on sale of assets and settlement of long-term debt	(43,792)	—	7,147	(89)	(36,734)
Write-down of fixed assets and other assets	8,126	—	—	—	8,126
Goodwill charges	10,012	—	—	—	10,012
Earnings of non consolidated affiliates	(4,929)	—	—	3,079	(1,850)
Minority interest and other	(1,164)	—	—	—	(1,164)
Changes in non-cash working capital	1,319	—	—	(2,049)	(730)
Discontinued operations	551	—	—	—	551
	12,328	1,692	—	3,000	17,020
Investing activities
Capital expenditures, net	(16,514)	—	—	(1,712)	(18,226)
Proceeds of dispositions	115,184	—	—	—	115,184
Acquisitions, net of cash	(26,744)	—	—	—	(26,744)
Distributions from non consolidated affiliates	4,326	—	—	(1,710)	2,616
Other assets, net	4,227	—	—	(19)	4,208
Discontinued operations	(202)	—	—	—	(202)
	80,277	—	—	(3,441)	76,836
Financing activities
Proceeds on issuance of long-term debt	37,472	—	—	—	37,472
Repayment of long-term debt	(88,970)	(1,692)	—	(99)	(90,761)
Repayment of long-term debt
Issuance of share capital	3,031	—	—	—	3,031
Purchase of share capital	(13,662)	—	—	—	(13,662)
	(62,129)	(1,692)	—	(99)	(63,920)
Effect of exchange rate changes on cash and cash equivalents	5,536	—	—	—	5,536
Increase in cash and cash equivalents	36,012	—	—	(540)	35,472
Cash and cash equivalents beginning of period	29,322	—	—	6,211	35,533
Cash and cash equivalents end of period	$65,334	$—	$—	$5,671	$71,005

MDC Partners Inc. and Subsidiaries
Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2005 and 2004, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue—Services:
2005	73,710	90,355	96,977	102,320
2004	50,336	57,488	62,108	77,140
Revenue—Products:
2005	17,171	16,687	21,921	24,321
2004	18,037	17,233	20,038	14,430
Cost of services sold:
2005	47,191	52,480	55,509	56,631
2004	36,592	34,614	39,217	48,542
Cost of products sold:
2005	10,883	11,469	13,489	14,035
2004	11,175	10,386	12,433	8,307
Income (loss) from continuing operations:
2005	(3,712)	(732)	(2,525)	(1,553)
2004	9,865	3,656	(898)	(7,632)
Net income (loss):
2005	(3,783)	(964)	(1,655)	(1,548)
2004	8,465	932	(2,874)	(8,680)
Earnings (loss) per common share:
Basic
Continuing operations:
2005	$(0.17)	$(0.03)	$(0.11)	$(0.07)
2004	$0.52	$0.17	$(0.04)	$(0.34)
Net income:
2005	$(0.17)	$(0.04)	$(0.07)	$(0.07)
2004	$0.45	$0.04	$(0.13)	$(0.39)
Diluted
Continuing operations:
2005	$(0.17)	$(0.03)	$(0.11)	$(0.07)
2004	$0.44	$0.15	$(0.04)	$(0.34)
Net income:
2005	$(0.17)	$(0.04)	$(0.07)	$(0.07)
2004	$0.41	$0.04	$(0.13)	$(0.39)

The above revenue, cost of services sold, cost of products sold and income (loss) from continuing operations have primarily been affected by acquisitions, divestitures and discontinued operations.

Historically, with some exceptions, the Marketing Communications Group’s fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Income (loss) from continuing operations and net income (loss) have been affected as follows:

•       2004 first quarter affected by a gain on sale of assets of $16,322

•       2004 third quarter affected by a recovery of charges of $2,350 and a loss on settlement of debt of $2,291.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A                   Controls and Procedures

Disclosure Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our President and Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and in light of the Company’s material weaknesses in internal control over financial reporting described below, the Company has concluded that its disclosure controls and procedures were not effective. Accordingly, the Company has performed additional analysis and procedures described below to ensure that its consolidated financial statements were prepared in accordance with US GAAP.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this process, management identified material weaknesses in internal control over financial reporting.

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on our assessment, management has concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

Accounting for Complex and Non-Routine Transactions

The Company continues to have a material weakness with respect to accounting for complex and non-routine transactions. The Company did not have a sufficient number of finance personnel with sufficient technical accounting knowledge, or an appropriate process to address and review complex and non-routine accounting matters.  Specifically, these matters involved material adjustments for complex and non-routine transactions in the following areas that occurred in the third quarter and were detected and corrected prior to the release of our interim financial statements:

•       Accounting for dilution gains and losses related to equity transactions of subsidiaries. This included one transaction that resulted in the presentation of the investment as discontinued operations.

•       Accounting for a one-time “bill and hold” transaction as revenue when it did not meet all of the accounting requirements for revenue recognition.

•       Accounting for a stock arrangement related to shares provided to employees of a subsidiary by a principal shareholder.

The material adjustments impacted the following accounts: product revenue, cost of products sold, office and general expenses, other income (expense) and settlement of long-term debt, inventory, other assets, minority interest, and additional paid in capital. This deficiency results in a more-than-remote likelihood that a material misstatement of the annual and interim consolidated financial statements would not be prevented or detected.

Revenue Recognition and Accounting for Related Costs

As a result of certain deficiencies in the controls over the application of accounting standards at certain subsidiaries within the Marketing Communications Group, and deficiencies in controls over the recording of revenue and costs of revenue at certain subsidiaries, the Company continues to have a material weakness with respect to revenue recognition and accounting for certain related costs. Specifically, controls were not designed and in place to ensure that customer contracts were analyzed to select the appropriate method of revenue recognition. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for revenue recognition on a gross or net basis.

As a result of these deficiencies, errors were identified and corrected prior to issuance of the Company’s 2005 consolidated financial statements. These deficiencies affected the following accounts: accounts receivable; sales to be billed; accrued liabilities; services revenue; and cost of services sold. These deficiencies result in a more-than-remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Segregation of Duties

The Company continues to have control deficiencies within its accounting and finance departments and its financial information systems over segregation of duties and user access respectively. Specifically, certain duties within the accounting and finance department were not properly segregated. In addition, the Company identified instances whereby personnel had the ability to initiate transactions or accounting entries within certain financial reporting applications that were not compatible with their other roles and responsibilities. None of the segregation of duty or access control deficiencies resulted in a misstatement to the financial statements. However, these deficiencies result in a more-than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

(c)          Changes in Internal Control Over Financial Reporting

Management previously assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Based on that assessment, management concluded that, as of

December 31, 2004, the Company had material weaknesses in the following areas: control environment; financial reporting close process; accounting for complex and non-routine transactions; revenue recognition and accounting for related costs; income taxes; lease accounting; segregation of duties; and information technology general controls. These weaknesses are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

In response to the material weaknesses identified in 2004, the Company began its remediation with the Control Environment. The Company strengthened its Code of Conduct (formally the “Code of Ethics”), augmented its Whistleblower procedures by implementing an anonymous telephone hotline with an external service provider, and enhanced its communication of these policies. In addition, in 2004, the Company formed a Disclosure Committee, made up of a diverse range of management representatives, to review each public filing, and ensure compliance with its Disclosure Controls and Procedures.

The Company also performed a comprehensive assessment of the skill sets of the individuals in key positions in the financial reporting process and began making appropriate changes, some of which did not occur until late in 2005 and thus had a limited impact during 2005. In particular, the Company hired a Chief Accounting Officer (effective April 1, 2005) with US GAAP experience. In addition, the Company hired additional resources, including a former Controller of a US public company, with revenue recognition expertise, a dedicated Director of Taxation, and additional personnel within its accounting and finance departments at both the Company’s operating subsidiaries and corporate head office.

These new personnel, along with our existing staff, began implementing additional controls and procedures to specifically address the areas of material weakness identified in 2004, including segregation of duties. These new controls and procedures included policies requiring that all new material contracts and the accounting for such, including revenue and lease contracts, to be reviewed by head office to ensure appropriateness of the accounting. Additionally, the Company strengthened its controls and procedures related to the review of subsidiary monthly financial statements. The Company further implemented controls and procedures with respect to the review and implementation of new accounting pronouncements, including procedures for ensuring appropriate documentation of significant transactions and application of accounting standards. The Company has hired and will continue to hire additional resources to support management’s process for evaluating, monitoring, and improving internal controls over financial reporting. The steps taken to improve internal controls are expected to result in the remediation of the material weaknesses related  to accounting for non-routine and complex transactions and revenue recognition and accounting for related costs.

To address the material weakness identified in our 2004 report related to information technology general controls, the Company hired a Vice-President, Information Technology to manage and co-ordinate important Information Technology General Control matters, which included the distribution of comprehensive guidance with respect to all aspects of Information Technology General Controls.

The Company continues to dedicate significant personnel and financial resources to the ongoing efforts to remediate its remaining material weaknesses in internal control over financial reporting.

(d)         Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MDC Partners Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MDC Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

Accounting for Complex and Non-Routine Transactions

The Company continues to have a material weakness with respect to accounting for complex and non-routine transactions. The Company did not have a sufficient number of finance personnel with sufficient technical accounting knowledge, or an appropriate process to address and review complex and non-routine accounting matters.  Specifically, these matters involved material adjustments for complex and non-routine transactions in the following areas that occurred in the third quarter and were detected and corrected prior to the release of the interim financial statements:

•       Accounting for dilution gains and losses related to equity transactions of subsidiaries. This included one transaction that resulted in the presentation of the investment as discontinued operations.

•       Accounting for a one-time “bill and hold” transaction as revenue when it did not meet all of the accounting requirements for revenue recognition.

•       Accounting for a stock arrangement related to shares provided to employees of a subsidiary by a principal shareholder.

The material adjustments impacted the following accounts: product revenue, cost of products sold, office and general expenses, other income (expense) and settlement of long-term debt, inventory, other assets, minority interest, and additional paid in capital. This deficiency results in a more-than-remote likelihood that a material misstatement of the annual and interim consolidated financial statements would not be prevented or detected.

Revenue Recognition and Accounting for Related Costs

As a result of certain deficiencies in the controls over the application of accounting standards at certain subsidiaries within the Marketing Communications Group, and deficiencies in controls over the recording of revenue and costs of revenue at certain subsidiaries, the Company continues to have a material weakness with respect to revenue recognition and accounting for certain related costs. Specifically, controls were not designed and in place to ensure that customer contracts were analyzed to select the appropriate method of revenue recognition. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for revenue recognition on a gross or net basis.

As a result of these deficiencies, errors were identified and corrected prior to issuance of the Company’s 2005 consolidated financial statements. These deficiencies affected the following accounts: accounts receivable; sales to be billed; accrued liabilities; services revenue; and cost of services sold. These deficiencies result in a more-than-remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

Segregation of Duties

The Company continues to have control deficiencies within its accounting and finance departments and its financial information systems over segregation of duties and user access respectively. Specifically, certain duties within the accounting and finance department were not properly segregated. In addition, the Company identified instances whereby personnel had the ability to initiate transactions or accounting entries within certain financial reporting applications that were not compatible with their other roles and responsibilities. None of the segregation of duty or access control deficiencies resulted in a misstatement to the financial statements. However, these deficiencies result in a more-than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the control criteria, MDC Partners Inc. has not maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for years ended December 31, 2005 and 2004, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Toronto, Ontario
March 15, 2006

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

Executive Officers of MDC Partners

The executive officers of MDC Partners’ as of March 6, 2006 are:

Name	Age	Office
Miles S. Nadal(1)	48	Chairman of the Board, and Chief Executive Officer
Steven Berns(1)	41	President and Chief Financial Officer
Stephen Pustil(1)	62	Vice Chairman of the Board President, Secure Products International Group

Charles K. Porter	61	Chief Strategist
Robert E. Dickson	47	Managing Director
Mitchell S. Gendel	40	General Counsel & Corporate Secretar
Graham L. Rosenberg	43	Managing Director
Michael Sabatino	41	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	41	Managing Director
Walter Campbell	44	Chief Financial Officer, Secure Products International Group
Glenn W. Gibson	47	Senior Vice President & Chief Financial Officer, Canadian Marketing Communications
Thomas Boyle	37	Vice President and Corporate Controller

(1)          Also a director

There is no family relationship among any of the executive officers.

Mr. Nadal was the founder of MDC and has held the positions of Chairman of the Board and Chief Executive Officer of MDC since 1986 and, until November 2005, the position of President of the Company. Mr. Nadal is active in supporting various business and community organizations including Mount Sinai Hospital, Junior Achievement of Canada, The Young Presidents Association and the Schulich School of Business.

Mr. Berns joined MDC Partners in September 2004 as Vice Chairman and Executive Vice President, and was promoted to President and Chief Financial Officer in November 2005. Prior to joining MDC Partners, he served as Treasurer and Senior Vice President at The Interpublic Group of Companies, Inc., an organization of advertising agencies and marketing services companies, from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996.

Mr. Pustil has been a director of MDC since 1992, and Vice Chairman of the board of MDC since 1992. Mr. Pustil is President of Penwest Development Corporation Ltd.—a real estate development and construction firm that he established in 1972. Mr. Pustil is a chartered accountant and serves on the Board of Mount Sinai Hospital.

Mr. Dickson has been a Managing Director of the Company since September 2003. Mr Dickson joined Maxxcom Inc., a subsidiary of MDC Partners, in November 2000 as Executive Vice President, Corporate Development   He is responsible for corporate development for MDC and its operating companies. Prior to joining Maxxcom, Mr. Dickson was a partner of Fraser Milner Casgrain, a Canadian business law firm, where he practiced law for 17 years. Mr. Dickson is a trustee of H&R Real Estate Investment Trust.

Mr. Gendel joined MDC Partners in November 2004 as General Counsel and Corporate Secretary. Prior to joining MDC Partners, he served as Vice President and Assistant General Counsel at The Interpublic Group of Companies, Inc. from December 1999 until September 2004.

Mr. Porter has been the Chief Strategist of the Company since September of 2003. He is responsible for identifying future agency partnerships as well as strategic assistance for MDC and its operating companies. Mr. Porter is also the chairman of Crispin Porter + Bogusky, one of the top creative shops in the country. Mr. Porter served as a creative director and partner of Crispin Porter +Bogusky. Crispin Porter + Bogusky joined Maxxcom Inc., a subsidiary of MDC Partners, in January 2001.

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

Mr. Gibson has been a Senior Vice President, Finance of the Company since July 2003, and became Chief Financial Officer, Canadian Marketing Communications in January 2006. Mr. Gibson joined Maxxcom Inc., a subsidiary of MDC Partners, in July 2000 as Executive Vice President and Chief Financial Officer. Prior to joining Maxxcom, Mr. Gibson served as Senior Vice President and Chief Financial Officer of Queensway Financial Holdings Limited, a TSX-listed company with operations in Canada and the United States, and ten years as Corporate Controller of the Singer Company, a NYSE - listed company with global operations.

Mr. Boyle joined MDC Partners on July 25, 2005 as Vice President and Corporate Controller. Prior to joining MDC Partners, Mr. Boyle was Senior Director of Corporate Finance at Symbol Technologies, Inc

from March 2004 to May 2005. Prior thereto, he served as Assistant Corporate Controller at Moody’s Corporation from October 2002 to March 2004. Before that, Mr. Boyle was Corporate Controller and Chief Accounting Officer at DoubleClick.Inc.

Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in our Proxy Statement.

Code of Conduct

The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations.  The Code of Conduct is available free of charge on the Company’s website at http://www.mdc-partners.com, or by writing to MDC Partners Inc., 950 Third Avenue, New York, NY, 10022, Attention: Investor Relations.

Item 11.                 Executive Compensation

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in our next Proxy Statement, which are incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to Part II - Item 5 of this Form 10-K and to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in the Company’s next Proxy Statement, which are incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Relationships and Related Transactions” in our next Proxy Statement, which is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Reference is made to the section captioned “Independent Public Accountants” in our next Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statements Schedules

(a)         Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II—1 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2005
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments increase (decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply—allowance for doubtful accounts:
December 31, 2005	$1,521	$595	$(1,022)	$136	$1,250
December 31, 2004	$497	$780	$(99)	$343	$1,521
December 31, 2003	$709	$439	$(612)	$(39)	$497

Schedule II—2 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2005
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply—valuation allowance for deferred income taxes:
December 31, 2005	$42,555	$718	$—	$1,448	$44,721
December 31, 2004	$31,283	$2,322	$6,617	$2,333	$42,555
December 31, 2003	$22,799	$3,866	$—	$4,618	$31,283

(b)         Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: March 15, 2006	By:	/s/ MILES S. NADAL
Name: Miles S. Nadal
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MILES S. NADAL	Chairman and Chief	March 15, 2006
(Miles S. Nadal)	Executive Officer
/s/ STEVEN BERNS	Director, President and	March 15, 2006
(Steven Berns)	Chief Financial Officer)
/s/ THOMAS N. DAVIDSON	Presiding Director	March 15, 2006
(Thomas N. Davidson)
/s/ RICHARD R. HYLLAND	Director	March 15, 2006
(Richard R. Hylland)
/s/ ROBERT KAMERSCHEN	Director	March 15, 2006
(Robert Kamerschen)
/s/ MICHAEL J. KIRBY	Director	March 15, 2006
(Michael J. Kirby)
/s/ STEPHEN M. PUSTIL	Director and President, Secure	March 15, 2006
(Stephen M. Pustil)	Products International Group
/s/ FRANCOIS R. ROY	Director	March 15, 2006
(Francois R. Roy)
/s/ THOMAS WEIGMAN	Director	March 15, 2006
(Thomas Weigman)
/s/ MICHAEL SABATINO	Senior Vice President and	March 15, 2006
(Michael Sabatino)	Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.2

General By-law No. 1, dated June 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 4, 2004, as amended by resolution of the shareholders of the Company at the Annual Meeting of the Company held on May 26, 2005);

4.1

Trust Indenture, dated as of June 28, 2005, by and between the Company and Computershare Trust Company of Canada Inc. relating to the issuance of the Company’s 8% convertible debentures (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on August 9, 2005)

4.2

MDC Corporation Inc., Custom Direct Income Fund and CIBC Mellon Company (as Trustee) Trust Indenture dated December 8, 2003, providing for the issuance of adjustable rate exchangeable securities due December 31, 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on May 10, 2004);

10.1.1

Underwriting Agreement made as of November 20, 2003 between MDC Corporation Inc., among others, and the Underwriters to issue adjustable rate exchangeable securities (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed on May 10, 2004);

10.1.2

Underwriting Agreement made as of July 18, 2003 between MDC Corporation Inc., among others, and the Underwriters to sell Custom Direct Income Fund Trust units (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed on May 10, 2004);

10.1.3

Amending Agreement made July 25, 2003 to the Underwriting Agreement made July 18, 2003 between MDC Corporation Inc, among others, and the Underwriters (incorporated by reference to Exhibit 10.1.5 to the Company’s Form 10-Q filed on May 10, 2004);

10.1.4

Acquisition Agreement made as of May 15, 2003 between MDC Corporation Inc. and Custom Direct Income Fund, among others (incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-Q filed on May 10, 2004);

10.1.5

Amending Agreement to the Acquisition Agreement dated May 15, 2003, made as of May 29, 2003 between MDC Corporation Inc. and Custom Direct Income Fund, among others (incorporated by reference to Exhibit 10.1.4 to the Company’s Form 10-Q filed on May 10, 2004);

10.2

Underwriting Agreement, dated June 10, 2005, by and among the Company and four underwriters, for the purchase of 8% convertible unsecured debentures of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2005)

10.3	Management Services Agreement between MDC Partners Inc. and Peter M. Lewis, dated May 20, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 4, 2004);
10.4	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2004);
10.5	Amended and Restated Employment Agreement between the Company and Graham Rosenberg, dated as of December 26, 2005 *;

10.6	Employment Agreement between the Company and Walter Campbell, dated May 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 10, 2004);
10.7	Management Services Agreement relating to employment of Miles Nadal, dated January 1, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 10, 2004);
10.7.1	Letter Agreement between the Company and Miles Nadal, dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.8	Employment Agreement between the Company and Steven Berns, dated August 25, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on December 20, 2004);
10.8.1	Amendment No. 1 to Employment Agreement between the Company and Steven Berns, dated as of March 6, 2006 *;
10.9	Employment Agreement between the Company and Mitchell Gendel, dated November 17, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 18, 2005);
10.10	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 18, 2005);
10.11	Amended and Restated Stock Option Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 10, 2004);
10.12	Stock Appreciation Rights Plan dated as of April 22, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 10, 2004);
10.13.1

2005 Stock Incentive Plan of the Company, adopted by the shareholders of the Company on May 26, 2005 (incorporated by reference to Exhibit B of the Company’s Proxy Statement on Form DEF 14A filed on April 29, 2005);

10.13.2	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.13.3	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2005);
10.13.4	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.13.5	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.14.1

Membership Unit Purchase Agreement (the “Zyman Purchase Agreement”), dated as of April 1, 2005 among the Company, and ZG Acquisition Inc., Zyman Group, LLC, Zyman Company, Inc. and certain employees of Zyman Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005);

10.14.2

Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC dated as of April 1, 2005, by and among the Company, ZG Acquisition Inc., Zyman Group, LLC, Zyman Company, Inc. and certain employees of Zyman Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2005);

10.14.3	Amendment No. 1, dated as of August 8, 2005, to the Zyman Purchase Agreement (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on August 9, 2005);

10.14.4	Amendment, dated January 31, 2006, to the Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC *;
10.15

Credit Agreement made September 22, 2004 between MDC Partners Inc., a Canadian corporation, Maxxcom Inc., an Ontario corporation, and Maxxcom Inc., a Delaware corporation, as borrowers, the Lenders (as defined therein) and JPMorgan Chase Bank, as US Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and Schedules thereto (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed on December 20, 2004);

10.15.1	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 24, 2004);
10.15.2	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);
10.15.3	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);
10.15.4	Amendment No. 4 dated as of May 9, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2005);
10.15.5	Amendment No. 5 dated as of June 6, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2005);
10.15.6	Amendment No. 6 dated as of October 31, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 31, 2005);
10.15.7	Amendment No. 7 dated as of January 17, 2006 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2006);
14.1	Code of Conduct of MDC Partners Inc. (2005) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 18, 2005);
14.2.	MDC Partners’ Corporate Governance Guidelines adopted on March 6, 2006*
21.	Subsidiaries of Registrant*;
23.1	Consent of Independent Registered Public Accounting Firm [KPMG LLP]*;
23.2	Consent of Independent Registered Public Accounting Firm [BDO]*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by President and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*                    Filed electronically herewith.