Form 10-Q
period 2006-03-31
MDC PARTNERS INC
filed 2006-05-05
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(416) 960-9000
Registrant’s telephone number, including area code:

950 Third Avenue, New York, New York 10022
(646) 429-1809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer  or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☐   No ☒

The numbers of shares outstanding as of May 1, 2006 were: 24,118,876 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

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
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenue:
Services	$98,074	$73,710
Products	18,566	17,171
	116,640	90,881
Operating Expenses:
Cost of services sold (1)	59,740	47,191
Cost of products sold	11,839	10,883
Office and general expenses (2)	35,802	29,254
Depreciation and amortization	7,904	4,513
	115,285	91,841

Operating proft (loss)	1,355	(960)

Other Income (Expenses):
Other income	657	237
Interest expense	(3,282)	(1,336)
Interest income	118	62
	(2,507)	(1,037)

Loss from continuing operations before income taxes, equity in affiliates and minority interests	(1,152)	(1,997)
Income tax recovery	497	911

Loss from continuing operations before equity in affiliates and minority interests	(655)	(1,086)
Equity in earnings of non-consolidated affiliates	274	183
Minority interests in income of consolidated subsidiaries	(4,751)	(2,809)

Loss from continuing operations	(5,132)	(3,712)
Discontinued operations	—	(71)

Net loss	$(5,132)	$(3,783)

Loss Per Common Share:
Basic:
Continuing operations	$(0.22)	$(0.17)
Discontinued operations	—	(0.0)
Net loss	$(0.22)	$(0.17)
Diluted:
Continuing operations	$(0.22)	$(0.17)
Discontinued operations	—	(0.0)
Net loss	$(0.22)	$(0.17)

Weighted Average Number of Common Shares Outstanding:
Basic	23,777,590	22,207,229
Diluted	23,777,590	22,207,229

(1)	Includes non cash stock-based compensation of $2,564 and $35, respectively in 2006 and 2005.

(2)	Includes non cash stock-based compensation of $961 and $957, respectively in 2006 and 2005.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,298	$12,923
Accounts receivable, less allowance for doubtful accounts of $1,153 and $1,250	117,320	117,319
Expenditures billable to clients	19,932	7,838
Inventories	10,188	10,359
Prepaid	5,286	4,401
Other current assets	427	356

Total Current Assets	158,451	153,196

Fixed assets, at cost, less accumulated depreciation of $74,450 and $71,220	65,275	63,528
Investment in affiliates	10,682	10,929
Goodwill	196,981	195,026
Other intangibles assets, net	53,272	57,139
Deferred tax asset	16,868	16,057
Other assets	12,311	11,440

Total Assets	$513,840	$507,315

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short term debt	$2,372	$3,739
Revolving credit facility	66,400	73,500
Accounts payable	73,131	63,452
Accruals and other liabilities	77,242	69,891
Advance billings	38,136	38,237
Current portion of long-term debt	2,311	2,571
Deferred acquisition consideration	1,067	1,741

Total Current Liabilities	260,659	253,131

Long-term debt	7,957	8,475
Convertible notes	38,527	38,694
Other liabilities	7,837	7,937
Deferred tax liabilities	2,370	2,446

Total Liabilities	317,350	310,683

Minority interests	45,979	44,484

Commitments, contingencies and guarantees (Note 12)

Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 24,118,876 and 23,437,615 shares issued in 2006 and 2005	183,198	178,589
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2006 and 2005, each convertible into one Class A share	1	1
Share capital to be issued, 266,856 Class A shares in 2005	—	4,209
Additional paid-in capital	23,248	20,028
Accumulated deficit	(58,207)	(53,075)
Accumulated other comprehensive income	2,271	2,396
Total Shareholders’ Equity	150,511	152,148
Total Liabilities and Shareholders’ Equity	$513,840	$507,315

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Three Months Ended March 31,
	2006	2005 Revised Note 1
Cash flows from operating activities:
Net loss	$(5,132)	$(3,783)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	7,904	4,513
Non-cash stock-based compensation	3,304	992
Amortization of deferred finance charges	411	216
Deferred income taxes	(887)	(1,134)
Gain on sale of assets	(367)	(20)
Earnings of non-consolidated affiliates	(273)	(184)
Minority interest and other	(439)	(547)
Changes in non-cash working capital:
Accounts receivable	(1)	(721)
Expenditures billable to clients.	(12,094)	897
Inventories	171	1,103
Prepaid expenses and other current assets	(1,056)	(1,640)
Accounts payable, accruals and other liabilities	17,575	(17,841)
Advance billings	(101)	(5,486)
Discontinued operations	—	297
Net cash provided by (used in) operating activities	9,015	(23,338)
Cash flows from investing activities:
Capital expenditures	(5,803)	(2,203)
Acquisitions, net of cash acquired	(2,735)	(123)
Proceeds of dispositions	—	138
Profit distributions from non-consolidated affiliates	460	457
Other assets, net	—	252
Discontinued operations	—	(110)
Net cash used in investing activities	(8,078)	(1,589)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	(1,487)	4,226
Proceeds from (payments of) revolving credit facility	(7,100)	7,169
Repayment of long-term debt	(585)	(564)
Issuance of share capital	150	—
Subsidiary issuance of share capital	385	—
Net cash provided by (used in) financing activities	(8,637)	10,831
Effect of exchange rate changes on cash and cash equivalents	75	112
Net decrease in cash and cash equivalents	(7,625)	(13,984)
Cash and cash equivalents at beginning of period	12,923	22,644
Cash and cash equivalents at end of period	$5,298	$8,660

Supplemental disclosures:
Cash income taxes paid	$397	$324
Cash interest paid	$1,400	$843
Non-cash transactions:
Share capital issued on acquisitions	$4,459	$—
Note receivable exchanged for shares in subsidiary	$1,155	$122

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the year ended December 31, 2005.

As of the quarter ended September 30, 2005 the Company has changed the composition of its reportable segments as set out in Note 11. Accordingly, to reflect this change in composition, the Company has restated the previously reported segment information for the first quarter of 2005.

As of the quarter ended December 31, 2005, the Company revised the 2005 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations. Accordingly, the three months ended March 31, 2005 statement of cash flows has been revised to conform to such presentation.

2.                                      Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of MDC Partners Inc. and its domestic and international controlled subsidiaries that are not considered variable interest entities, and variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk. The Company provides marketing communications services and secure products to over 200 clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as no client accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2006 or revenue for the three months ended March 31, 2006 and 2005.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at March 31, 2006 and December 31, 2005, is $1,458 and $1,301, respectively, of cash restricted as to withdrawal pursuant to  a collateral agreement and a customer’s contractual agreeement.

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

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded as a charge to operating income over the service period, that is the vesting period of the award in accordance with FASB Interpretation Number 28- “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25”(“FIN 28”). Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model, and is recorded as a charge to operating income over the service period, that is the vesting period of the award.

Effective January 1, 2006, the Company adopted FAS 123(R) and has opted to use the modified prospective application transition method. Under this method the Company will not restate its prior financial statements. Instead, the Company will apply FAS 123(R) for new awards granted after the adoption of FAS 123(R), any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards.

Measurement of compensation cost for awards that are outstanding and classified as equity, at January 1, 2006, will be based on the original grant-date fair value calculations of those awards. The Company had previously adopted FAS 123 and as such has been expensing the fair value of all awards issued after January 1, 2003. For all previously issued awards, the Company has been providing pro-forma disclosure for such awards. Upon the adoption of FAS 123(R), the Company will now expense the fair value of the awards granted prior to January 1, 2003. The Company will also adopt the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The adoption of FAS 123(R) did not have a material effect on the Company’s financial position or results of operations.

The table below summarizes the quarterly pro forma effect for the three months ended March 31, 2005,  had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003 and prior to the adoption of FAS 123(R):

Three Months Ended March 31, 2005
Net loss as reported	$(3,783)

Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	191
Net loss pro forma	$(3,974)

Basic net loss per share, as reported	$(0.17)
Basic net loss per share, pro forma	$(0.18)
Diluted net loss per share, as reported	$(0.17)
Diluted net loss per share, pro forma	$(0.18)

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the following period:

Three Months Ended March 31, 2005

Expected dividend	0.00%
Expected volatility	40%
Risk-free interest rate	3.3%
Expected option life in years	3
Weighted average stock option fair value per option granted	$3.80

There were no stock options issued by the Company during the three months ended March 31, 2006.

On February 28, 2006, the Company issued 247,500 Class A shares of financial performance-based restricted stock, and 475,000 financial performance-based restricted stock units, to its employees under the 2005 Stock Incentive Plan.  The Class A shares underlying each grant of restricted stock or restricted stock units will vest upon achievement by the Company of specified financial performance criteria in 2006, 2007 and 2008. Based on the Company’s expected financial performance in 2006, the Company currently believes that 50% of the financial performance-based awards to employees will vest on March 15, 2007. Accordingly, the Company is recording a non-cash stock based compensation charge of $3,089 from the date of grant through March 15, 2007.

On March 6, 2006, the Company issued 16,000 Class A shares of restricted stock and 8,000 restricted stock units to its non-employee Directors under the 2005 Stock Incentive Plan. These awards to non-employee Directors vest on the third anniversary of the grant date. Accordingly, the Company is recording a $205 non-cash compensation charge over the three year vesting period.

For the three months ended March 31, 2006 the Company has recorded a $263 charge relating to these grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. The 263,500 Class A shares of restricted stock granted to employees and non-employee Directors are included in the Company’s calculation of Class A shares outstanding as of March 31, 2006.

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

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at $45,000 Canadian dollars (“C$”) and at $36,452, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1,800 and will pay interest of $1,503 per annum. The Swap contract matures June 30, 2008.

At March 31, 2006 and December 31, 2005, the Swap fair value was estimated to be a receivable of $158 and $180, respectively and is reflected in other assets on the Company’s balance sheet with the change in the value of the swap reflected in interest expense. The Company only enters into derivatives for purposes other than trading.

3.             Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(5,132)	$(3,712)
Effect of dilutive securities:
Interest expense on convertible debentures, net of taxes of nil	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(5,132)	$(3,712)
Denominator
Denominator for basic loss per common share - weighted average common shares	23,777,590	22,207,229
Effect of dilutive securities:
8% convertible debentures	—	—
Employee stock options, warrants, and stock appreciation rights	—	—
Dilutive potential common shares	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	23,777,590	22,207,229
Basic loss per common share from continuing operations	$(0.22)	$(0.17)
Diluted loss per common share from continuing operations	$(0.22)	$(0.17)

The 8% convertible debentures, options and other rights to purchase 8,842,935 shares of common stock, which includes 263,500 shares of non-vested restricted stock, were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three months ended March 31, 2005, options and other rights to purchase 4,385,537 shares of common stock were outstanding but were not included in the computation of diluted loss per common share because either the exercise prices were greater than the average market price of the common shares and/or their effect would be antidilutive.

4.             Acquisitions

2006 First Quarter Acquisitions

On February 7, 2006, the Company purchased the remaining outstanding membership interests of 12.33% of Source Marketing LLC (“Source”) pursuant to an exercise of a put option notice delivered in October 2005. The purchase price of $2,287 consisted of cash of $1,830 and the delivery of 1,063,516 shares of LifeMed Media Inc. (“LifeMed”) valued at $457. The Company’s carrying value of these LifeMed shares was $27, thus the Company recorded a gain on the disposition of these shares of $430, which has been included in other income.

On February 15, 2006, Source issued 15% of its membership interests to certain members of management. The purchase price for these membership interests was $1,540, which consisted of $385 cash and recourse notes in an aggregate principal amount equal to $1,155. In addition, the purchaser also received a fully vested option to purchase an additional 5% of Source at an exercise price equal to the price paid above. The option is exercisable any time prior to December 31, 2010. An amended and restated LLC agreement was entered into with these new members. The agreement also provides these members with an option to put to the Company these membership interests from December 2008-2012. As a result of the above transactions, the Company now owns 85% of Source. For the three months ended March 31, 2006, the Company recorded a  non-cash stock based compensation charge of $2,338 relating to the price paid for  the membership interests which was less than the fair value of such membership interests and the fair value of the option granted.

2005 Acquisitions

Zyman Group

On April 1, 2005, the Company, through a wholly owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 Class A shares of the Company, valued at $11,257 based on the share price on or about the announcement date. Related transaction costs of approximately $976 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month period ending June 30, 2006 and/or June 30, 2007. As part of this transaction, approximately 10% of the total purchase price was delivered to an escrow agent to be held in escrow for one year in order to satisfy potential future indemnification claims by the Company against the sellers under the purchase agreement.

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

During the first five years following MDC’s acquisition of the Zyman Group, MDC’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group. Thereafter, based on calculations set forth in the operating agreement of Zyman Group (the “LLC Agreement”), the Company’s share of remaining Zyman Group profits in excess of the annual “threshold” amount of $20.6 million may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

As of March 31, 2006, the annual priority return is expected to be approximately $12.7 million, with the minority owners receiving the next $7.9 million up to the threshold amount.. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s expected results for 2006, the Company expects to receive not more than its priority return from Zyman Group in 2006.

Neuwirth

On December 1, 2005, the Company, through its subsidiary Northstar Research Partners (USA) LLC (“NS LLC”), purchased the business of Neuwirth Research, Inc. (“Neuwirth”) for purchase price consideration of $450 in cash, a 20% equity interest in NS LLC valued at $225 based on the estimated market value of NS LLC on or about the announcement date, and 48,391 MDC Class A shares valued at $300. Related transaction costs of approximately $100 were also incurred. In addition, the Company was required to pay up to an additional $625 in cash to the seller if the acquired Neuwirth business achieves specified financial targets for the year ended December 31, 2005 and/or December 31, 2006. As of March 31, 2006, the Company determined that these targets were achieved and, accordingly, the $625 payment obligation was settled by the Company’s issuance of 30,058 Class A shares MDC stock valued at $250 and cash of $375.

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

Powell

On July 25, 2005, the Company, through its subsidiary Margeotes Fertitta Powell, LLC, (“MFP”) purchased the business of Powell, LLC (“Powell”) for purchase price consideration of $332 in cash and a 5% equity interest in MFP valued at $400 based on the estimated market value of MFP on or about the announcement date. The issuance of equity interests by MFP resulted in a loss of $103 on the dilution of the Company’s equity interest in its subsidiary. Related transaction costs of approximately $20 were also incurred. In addition, the Company may be required to pay up to an additional $300 in cash to the seller if the acquired Powell business achieves specified financial targets for the year ended July 31, 2006. As of December 31, 2005, the Company accrued $300 of the additional consideration as the financial targets have been met and continue to be met as of March 31, 2006.

In connection with the Powell acquisition, the Company and seller entered into agreements related to governance and certain put option rights with respect to seller’s 5% equity interest in MFP, which become exercisable in 2010.

Powell is a well recognized, highly creative advertising agency and as such was acquired by the Company for its creative talent to supplement existing creative agencies within the Company’s Strategic Marketing Services segment of businesses.

The Powell acquisition was accounted for as a purchase business combination. The allocation of the cost of the acquisition to the fair value of net assets acquired is as follows:

Accounts receivable and other current assets	$32
Fixed assets and other assets	31
Intangible assets	1,130
Accounts payable, accrued expenses and other liabilities	(141)
Total cost of the acquisition	$1,052

Identifiable intangible assets, estimated to be $1,130, are being amortized on a straight-line basis over five years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Powell’s results of operations subsequent to its acquisition on July 25, 2005.

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

On September 1, 2005, the Company, through a consolidated variable interest entity, Crispin Porter + Bogusky, LLC (“CPB”), purchased 20% of the total outstanding membership units of Fuseproject, LLC (“Fuseproject”) for purchase price consideration of $750 in cash and an additional $400, which was paid during the quarter ended March 31, 2006. Fuseproject is a design firm acquired by CPB to complement its creative offerings. The Fuseproject acquisition was accounted for using the equity method as CPB has significant influence over the operations of Fuseproject. The purchase price of the net assets acquired in this transaction is $1,150. The allocation of the cost of the acquisition to the fair value of the net assets acquired resulted in a portion being attributed to intangible assets valued at $40 and $1,090 consisting of goodwill. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Fuseproject’s results of operations in equity in earnings of non—consolidated affiliates subsequent to its acquisition on September 1, 2005.

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

During the quarter ended March 31, 2005, the Company contributed $125 of cash as additional paid in capital to its existing consolidated subsidiary, Banjo Strategies Entertainment LLC. There was no change in the Company’s ownership interest. This resulted in a loss on dilution of $61 and is reflected in the Company’s consolidated statement of operations. During the quarter ended June 30, 2005, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (0.3%) and Banjo Strategies Entertainment LLC (7.2%). In aggregate, the Company paid $143 in cash for these incremental ownership interests. During the quarter ended September 30, 2005, the Company acquired a further 0.7% equity interest in the existing consolidated subsidiary, Allard Johnson Communications Inc., for $148.

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2005 assume that the acquisition of the operating assets of the significant businesses acquired during 2005 had occurred on January 1st of the respective year in which the business was acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during this period, or are they necessarily indicative of future results of operations.

Three Months Ended March 31, 2005
Revenues	$105,267
Net loss	$(3,353)
Loss per common share:
Basic - net loss	$(0.14)
Diluted - net loss	$(0.14)

5.             Inventory

The components of inventory are listed below:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$4,387	$4,860
Work-in-process	5,801	5,499
Total	$10,188	$10,359

6. Discontinued Operations

During July 2005, LifeMed, a variable interest entity whose operations had been consolidated by the Company, completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6,200. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings of LifeMed. Consequently, as of July 2005, the Company no longer consolidated the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented. In February 2006, the Company sold 27% of its remaining ownership in LifeMed as partial settlement of a put option (see Note 4). As of March 31, 2006, the Company holds a 13.4% interest in LifeMed.

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

Included in discontinued operations in the Company’s consolidated statement of operations for the three months ended March 31, 2005 were the following:

Three Months Ended March 31, 2005
Revenue	$1,498
Operating loss	$(393)
Other income	2
Income tax recovery	60
Minority interest recovery	260
Net loss from discontinued operations	(71)

As of March 31, 2006 and December 31, 2005, Other Assets includes $75 and $100, respectively of the Company’s net investment in LifeMed.

7.            Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended March 31,
	2006	2005
Net loss for the period	$(5,132)	$(3,783)
Foreign currency cumulative translation adjustment	$(125)	(545)
Comprehensive loss for the period	$(5,257)	$(4,328)

8.                                      Short Term Debt, Long-Term Debt and Convertible Debentures

Long-term debt, including short term debt, consists of:

	March 31, 2006	December 31,2005
Short term debt	$2,372	$3,739
Revolving credit facility	66,400	73,500
8% convertible debentures	38,527	38,694
Notes payable and other bank loans	5,528	5,650
Obligations under capital leases	4,740	5,396
	117,567	126,979
Less:
Short term debt	2,372	3,739
Current portions	2,311	2,571
	$112,884	$120,669

Short term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting periods.

MDC Revolving Credit Facility

MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks, which as of March 31, 2006, provides for borrowings of up to $100 million (including swing-line advances of up to $10 million) maturing in September 2007 (the “Credit Facility”). This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 325 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 175 basis points on all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. Effective April 15, 2006, a 1.0% per annum facility fee will be charged on the amount of the revolving commitments under the Credit Facility in excess of $65,000, which fee will be payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65,000. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company’s Secure Products International Group and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications Group, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at March 31, 2006. In addition, in the event of a sale of the Company’s secure products business, the Company must repay advances under the Credit Facility by an amount equal to the net proceeds received by the Company from such sale (“Sale Net Proceeds”), and the revolving commitments under the facility would be reduced by an amount equal to the Sale Net Proceeds. At March 31, 2006, the unused portion of the total facility was $26,745.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. This component, reflected as short term  debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 7.7% and 6.7% as of March 31 2006 and December 31, 2005, respectively.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes that, based on its current financial projections, the Company will be in compliance with its financial covenants over the next twelve months. However, as a result of the need to obtain waivers and amend the Credit Facility in  the past reporting periods, the Company has classified the outstanding debt under the Credit Facility as current. Although such debt has been classified as current, the maturity of the Credit Facility remains September 22, 2007.

As of March 31, 2006 and December 31, 2005, $3,685 and $5,336 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36,723 (C$45,000) (the “Debentures”). The Debentures mature on June 30, 2010 and bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year. The Company did not have an effective resale registration statement filed with the SEC on December 31, 2005, and as a result the rate of interest increased by an additional 0.50% for the first six month period following December 31, 2005. As of April 19, 2006, the Company had an effective resale registration statement and as a result the interest rate will return to 8.0% effective July 1, 2006. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of C$14.00 ($11.98 as of March 31, 2006)  per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per C$1,000.00 ($856.00 as of March 31, 2006) principal amount of Debentures.

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

Notes Payable

In connection with the Zyman acquisition, the Company assumed the following note payable in the original amount of $6,275. The note bears interest of 5.73% and is due on June 8, 2009. The balance of the note payable was $5,471 and $5,589 at March 31, 2006 and December 31, 2005, respectively. The note agreement is secured by an aircraft and related equipment with a net book value of $4,927 at March 31, 2006. The remaining balance of $57 relates to a bank loan of a subsidiary.

9.            Shareholders’ Equity

During the quarter ended March 31, 2006 Class A share capital increased by $4,609, as the Company (i) issued 30,058 Class A shares in connection with deferred acquisition consideration, (ii) issued 266,856 Class A shares previously identified to be issued and (iii) 72,856 Class A shares related to the exercise of stock options and stock appreciation right awards. During the quarter ended March 31, 2006 “Additional paid-in capital” increased by $3,220, of which (a) $3,321 related to stock-based compensation that was expensed during the same period, of which $16 is included in equity in earnings of non consolidated affiliates, and (b) $101 related to the resolution of a contingency based on the Company’s share price relating to a previous acquisition.

10.        Other Income (Expense)

	Three Months Ended March 31,
	2006	2005
Other Income	$107	$35
Foreign currency transacation gains	76	180
Gain on sale of assets	474	22
	$657	$237

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

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, except as where indicated.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2006

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$60,399	$18,906	$18,769	$6,821	$11,745	$—	$116,640

Cost of services sold	31,740	13,797	14,203	—	—	—	59,740

Cost of products sold	—	—	—	4,023	7,816	—	11,839

Office and general expenses	16,987	3,474	3,294	3,015	2,965	6,067	35,802

Depreciation and amortization	5,404	1,063	280	485	639	33	7,904

Operating Profit	6,268	572	992	(702)	325	(6,100)	1,355

Other Income (Expense):
Other income							657
Interest expense, net							(3,164)

Loss from continuing operations before income taxes, equity in affiliates and minority interests							(1,152)
Income tax recovery							497

Loss from continuing operations before equity in affiliates and minority interests							(655)
Equity in earnings of non-consolidated affiliates							274
Minority interests in income of consolidated subsidiaries	(3,953)	(30)	(768)	—	—	—	(4,751)

Net Loss							$(5,132)

Non cash stock based compensation	$220	$6	$2,338	$—	$—	$961	$3,525

Supplemental Segment Information:

Capital expenditures	$1,207	$3,568	$148	$268	$514	$98	$5,803

Goodwill and intangibles	$195,641	$28,646	$25,905	$—	$61	$—	$250,253

Total assets	$315,474	$54,545	$71,948	$27,062	$27,891	$16,920	$513,840

Three Months Ended March 31, 2005 (Restated)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$39,675	$16,343	$17,692	$6,919	$10,252	$—	$90,881

Cost of services sold	21,326	13,196	12,669	—	—	—	47,191

Cost of products sold	—	—	—	3,839	7,044	—	10,883

Office and general expense	11,990	2,229	3,206	3,361	2,444	6,024	29,254

Depreciation and amortization	2,346	854	216	455	608	34	4,513

Operating loss	4,013	64	1,601	(736)	156	(6,058)	(960)

Other Income (Expense):
Other income							237
Interest expense, net							(1,274)

Loss from continuing operations before income taxes, equity in affiliates and minority interests							(1,997)
Income tax recovery							911

Loss from continuing operations before equity in affiliates and minority interests							(1,086)
Equity in earnings of non-consolidated affiliates							183
Minority interests in income of consolidated subsidiaries	(2,136)	(1)	(672)	—	—	—	(2,809)

Loss from continuing operations							(3,712)
Loss from discontinued operations							(71)

Net Loss							$(3,783)

Non cash stock based compensation	$8	$27	$—	$—	$—	$957	$992

Supplemental Segment Information:

Capital expenditures	$1,076	$190	$124	$505	$273	$35	$2,203

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, is set forth in the following table:

	United States	Canada	Australia & The United Kingdom	Total
Revenue
Three Months Ended March 31,
2006	$90,178	$21,453	$5,009	$116,640
2005	$62,768	$21,867	$6,246	$90,881

12.  Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration.   In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at March 31, 2006 would be expected to be owing in 2006.

Put Options.   Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2006 to 2013. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2006, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $108,400 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $22,100 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

During 2005, a put option was excercised, the Company expects to settle this put option during the second quarter of 2006, for approximately $1,329. This transaction will reduce the put option obligations noted above as of March 31, 2006.

Natural Disasters.   Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the quarters ended March 31, 2006 and  2005, these operations did  not incur any costs related to damages resulting from hurricanes.

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

In connection with the sale of the Company’s investment in Custom Direct Inc. (“CDI”), the amounts of indemnification guarantees were limited to the total sale price of approximately $84,000. For the remainder, the Company’s potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

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

Commitments.   The Company has commitments to fund $740 in two investment funds over a period of up to three years. At March 31, 2006, the Company has $4,483 of undrawn outstanding letters of credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2006 means the period beginning January 1, 2006, and ending December 31, 2006).

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. One such term is “organic revenue” which means growth in revenues from sources other than acquisitions or foreign exchange impacts. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

The following discussion focuses on the operating performance of the Company for the three-month periods ended March 31, 2006 and 2005, and the financial condition of the Company as at March 31, 2006. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2005 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Marketing Communications Group

Through its operating “partners” in the Marketing Communications Group, MDC provides advertising, consulting and specialized communication services to clients throughout the United States, Canada, Mexico and Europe.

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

Because the Company is a service business, the Company monitors these costs on a percentage of revenue basis. Cost of services sold tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.

Secure Products International Group

The Secure Products Group provides security products and services in three primary areas: electronic transaction products, such as credit, debit, telephone and smart cards; secure ticketing products, such as airline, transit and event tickets; and stamps, both postal and excise.

Success in the Secure Products Group requires companies to offer their customers innovative products, highly reliable service, and consistent delivery of highly specialized, secure products on a price-competitive basis. The Company has strong relationships with its customers, has partnered with experienced management, and has invested in advanced technology, providing it with the expertise and cost structures to meet customer needs.

MDC measures operating expenses within the Secure Products Group in two distinct cost categories: cost of products sold, and office and general expenses. Cost of products sold is a mixture of direct labor and direct material costs. Material costs are primarily paper and petroleum-based products. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Each product within the Secure Products Group requires unique security development, production, and finishing characteristics. The core value is the ability of MDC to deliver, achieve and maintain the trust clients place in the Company to develop, produce, and finish products securely and accurately. The facilities are generally segregated into a secure production facility, finishing area, and office, general and administration.

Because of the nature of the products MDC produces, which require a combination of production and services, management monitors direct costs as a percentage of revenue. A material portion of the Company’s costs are fixed, and therefore income can fluctuate as the production levels and timing of deliveries fluctuates.

Certain Factors Affecting Our Business

Acquisitions and Dispositions.   MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into a number of acquisition and disposal transactions in 2006, 2005 and 2004, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Foreign Exchange Fluctuations.   MDC’s financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange.”

Seasonality.   Historically, with some exceptions, the Marketing Communications Groups’ fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Other important factors that could affect our results of operations are set forth in  “Item 1A Risk Factor” of the Company’s Form 10-K for the period ended December 31, 2005. As of the quarter ended September 30, 2005, the Company changed the composition of its reportable segments. Accordingly, to reflect this change in composition, the Company has restated the previously reported segment information for the comparable periods in 2005 to reflect this changed segment composition.

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

During the first five years following MDC’s acquisition of the Zyman Group, MDC’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group. Thereafter, based on calculations set forth in the operating agreement of Zyman Group (the “LLC Agreement”), the Company’s share of remaining Zyman Group profits in excess of the annual threshold amount, may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

As of March 31, 2006, the annual priority return is expected to be approximately $12.7 million, with the minority owners receiving the next $7.9 million up to the “threshold” amount of $20.6 million. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s expected results for 2006, the Company expects to receive not more than its priority return from Zyman Group in 2006.

8% Convertible Debentures

MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to $38.7 million as of December 31, 2005 (C$45.0 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. Effective January 1, 2006 until June 30, 2006, the Debentures will bear interest at an annual rate of 8.50% but should revert to an annual rate of 8.00% as of July 1, 2006.

Results of Operations:
For the Three Months Ended March 31, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total

Revenue	$60,399	$18,906	$18,769	$6,821	$11,745	$—	$116,640

Cost of services sold	31,740	13,797	14,203	—	—	—	59,740

Cost of products sold	—	—	—	4,023	7,816	—	11,839

Office and general expenses	16,987	3,474	3,294	3,015	2,965	6,067	35,802

Depreciation and amortization	5,404	1,063	280	485	639	33	7,904

Operating Profit (Loss)	6,268	572	992	(702)	325	(6,100)	1,355

Other Income (Expense):
Other income							657
Interest expense, net							(3,164)

Loss before income taxes, equity in affiliates and minority interests							(1,152)
Income tax recovery							497

Loss before equity in affiliates and minority interests							(655)
Equity in earnings of non-consolidated affiliates							274
Minority interests in income of consolidated subsidiaries	(3,953)	(30)	(768)	—	—	—	(4,751)

Net Loss							$(5,132)

Non cash stock based compensation	$220	$6	$2,338	$—	$—	$961	$3,525

For the Three Months Ended March 31, 2005
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Secure Cards Business	Secure Paper Business	Corporate	Total
Revenue	$39,675	$16,343	$17,692	$6,919	$10,252	$—	$90,881

Cost of services sold	21,326	13,196	12,669	—	—	—	47,191

Cost of products sold	—	—	—	3,839	7,044	—	10,883

Office and general expenses	11,990	2,229	3,206	3,361	2,444	6,024	29,254

Depreciation and amortization	2,346	854	216	455	608	34	4,513

Operating loss	4,013	64	1,601	(736)	156	(6,058)	(960)

Other Income (Expense):
Other expense							237
Interest expense, net							(1,274)

Loss from continuing operations before income taxes, equity in affiliates and minority interests							(1,997)
Income tax recovery							911

Loss from continuing operations before equity in affiliates and minority interests							(1,086)
Equity in Earnings of Non-Consolidated Affiliates							183
Minority interests in income of consolidated subsidiaries	(2,136)	(1)	(672)	—	—	—	(2,809)

Loss from Continuing Operations							(3,712)
Loss from Discontinued Operations							(71)

Net Loss							$(3,783)

Non cash stock based compensation	$8	$27	$—	$—	$—	$957	$992

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

On a consolidated basis, revenue was $116.6 million for the first quarter of 2006, representing an increase of $25.7 million or 28%, compared to revenue of $90.9 million in the first quarter of 2005. This increase includes $12.7 million relating to  organic growth, primarily resulting from new business wins in the United States, as well as $12.1 million relating to acquisition growth. In addition, a weakening of the US dollar versus the Canadian dollar, in the first quarter of 2006 as compared to the first quarter of 2005, resulted in increased revenue of approximately $0.9 million.

Income from operations for the first quarter of 2006 was $1.4 million, compared to a loss of $1.0 million for the same quarter of 2005. The increase in operating income was primarily the result of an increase in revenue attributable to the Marketing Communications Group, partially offset by an increase in non-cash stock-based compensation.

The net loss for 2006 increased from $3.8 million in 2005 to $5.1 million in 2006, primarily as a result of the increase in interest expense of $1.9 million and an increase in income attributable to minority interests of $1.9 million, which more than offset the increase in operating income of $2.4 million discussed above.

Marketing Communications Group

Revenues for the first quarter of 2006 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communications Services (“SCS”), were $98.1 million compared to $73.7 million in the first quarter of 2005, representing a quarter-over-quarter increase of $24.4 million or 33%.

The components of revenue growth for the Marketing Communications Group, for the first quarter of 2006 are shown in the following table:

	Revenue
	$000’s	%
Three months ended March 31, 2005	$73,710
Organic	11,594	16%
Acquisitions	12,105	16%
Foreign exchange impact	665	1%
Three months ended March 31, 2006	$98,074	33%

The Marketing Communications Group had organic revenue growth of $11.6 million or 16% for the first quarter of 2006, primarily attributable to new business wins and additional revenues from existing clients, particularly in the U.S. Acquisitions contributed revenue growth of $12.1 million, including $11.7 million related to the acquisition of Zyman Group. In addition, a weakening of the U.S. dollar versus the Canadian dollar during the first quarter of 2006, as compared to the first quarter of 2005, resulted in increased revenues of approximately $0.7 million or 1% growth.

The positive organic growth, combined with acquisitions, resulted in a shift in the geographic mix of revenues, causing an increase in the percentage of revenue growth attributable to U.S. operations versus Canadian- and UK-based operations compared to the geographic mix experienced in 2005.

This shift is demonstrated in the following table:

	Revenue
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
US	78%	69%
Canada	18%	24%
UK	4%	7%

The operating income of the Marketing Communications Group increased by approximately 38% to $7.8 million from $5.7 million, quarter-on-quarter, while operating margins were 8.0% for 2006 as compared to 7.7% in 2005. The increase in operating margins was primarily reflective of a decrease in direct costs and staff costs as a percentage of revenues, partially offset by increased amortization of intangibles relating to the Zyman Group acquisition. Office and general expenses as a percentage of revenue remained relatively consistent with the prior year period.

Secure Products International Group

Secure Products International Group consists of two reportable segments - the Secure Cards Business (“SCB”) and the Secure Paper Business (“SPB”). Revenues of Secure Products International Group were $18.6 million for the first quarter of 2006, representing an increase of $1.4 million or 8% compared to the first quarter of 2005. Organic revenue growth for the quarter was $1.1 million or 6%, due primarily to the increased volume of stamps produced by SPB for the U.S. Postal Service relating to the recent postal rate increase. In addition, a weakening of the U.S. dollar versus the Canadian dollar in 2006 compared to 2005 resulted in a net increase in the contribution from the Group’s Canadian- and Australian-based operations of $0.3 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

The components of the revenue growth for the first quarter of 2006 is demonstrated in the following table:

	Revenue
	$000’s	%
Three months ended March 31, 2005	$17,171	—
Organic growth	1,114	6%
Foreign exchange impact	281	2%
Three months ended March 31, 2006	$18,566	8%

Secure Products International Group had an operating loss of $0.4 million for the first quarter of 2006 compared to an operating loss of $0.6 million in the 2005 first quarter. This improvement was primarily attributable to the increase in revenue related to the Company’s secure paper business.

Marketing Communications Group

Strategic Marketing Services

Revenues attributable to SMS for the first quarter of 2006 were $60.4 million compared to $39.7 million in the first quarter of 2005. The quarter-over-quarter increase of $20.7 million or 52% included organic revenue growth of  approximately $8.7 million resulting from new client business wins and acquisition related growth of approximately $11.7 million.   In addition, a weakening of the US dollar compared to the Canadian dollar in the first quarter of 2006 compared to the same period in 2005 resulted in a $0.3 million increase in revenues from the division’s Canadian-based operations.

The operating income of SMS for the first quarter of 2006 increased by approximately 58% to $6.3 million from $4.0 million for the first quarter of 2005, while operating margins were 10.4% for 2006 as compared to 10.1% in 2005. The increased profits were primarily attributable to a decrease in total staff costs as a percentage of revenue from 61% in 2005 to 57% in 2006, offset by increased amortization of intangibles resulting from the Zyman acquisition.

Customer Relationship Management

Revenues reported by the CRM segment for the three months ended March 2006 were $18.9 million, an increase of $2.6 million or 16.0% compared to the $16.3 million reported for the first quarter of 2005. This growth was entirely organic and was due primarily to additional business from existing clients.

The operating income of CRM increased by approximately $0.5 million to $0.6 million for the 2006 first quarter, from $0.1 million for the first quarter of 2005. Operating margins were 3% for 2006 as compared to 0.4% in 2005. The increase primarily reflected a decrease in the cost of services sold as a percentage of revenue, due to the implementation of a new service contract with one of the segment’s large clients, partially offset by increases in office and general expenses as a percentage of revenue and depreciation and amortization. These increases resulted from the startup of an additional service location.

Specialized Communications Services

SCS generated revenues of $18.8 million for the first quarter of 2006, $1.1 million or 6.2% higher than the first quarter of 2005, of which $0.7 million related to acquisitions. In addition, revenues of the division’s foreign operations increased $0.4 million compared to 2005, primarily as a result of a weakening of the U.S. dollar compared to the Canadian dollar. For the first quarter of 2006, revenues excluding acquisitions and the effects of foreign exchange were flat with the prior year quarter, this was a result of new business wins offset by non-recurring projects.

The operating income of SCS decreased by approximately 38% to $1.0 million in the first quarter of 2006, from $1.6 million in the prior-year first quarter due primarily to the increase in stock-based compensation of $2.3 million partially offset by a decrease in total staff costs as a percentage of revenue from 47% in 2005 to 45% in 2006. As a result, operating margins decreased to 5.3% for 2006 as compared to 9.0% in 2005.

Secure Products International Group

Secure Cards Business

SCB generated revenues of $6.8 million for the first quarter of 2006, representing a decrease of $0.1 million or 1.3% from $6.9 million recorded in the first quarter of 2005. The quarter-over-quarter decrease of $0.1 million resulted from increased volumes at our Australian operations offset by a comparable decrease in volume of the Canadian operations. In addition, a weakening of the U.S. dollar compared to the Canadian dollar was offset by a strengthening of the US dollar compared to the Australian dollar.

SCB incurred an operating loss of $0.7 million in both 2006 and 2005. This was a result of a decrease in gross margins from 45% in 2005 to 41% in 2006 resulting from production inefficiencies at the Canadian operation. In addition operating expenses increased due to the establishment of a management team for Secure Products International Group in the third quarter of 2005. These changes were offset in part due to a decrease in total labor costs at the Canadian operation, resulting from workforce reductions during 2005.

Secure Paper Business

Revenues recorded by SPB for the first quarter of 2006 were $11.7 million, an increase of $1.4 million or 13.6% compared to $10.3 million for the first quarter of 2005, primarily due to organic revenue growth of $1.2 million. The organic revenue growth consisted of $1.4 million related to the stamp operations, which was partially offset by a decrease of $0.2 million relating to the ticketing operations. In addition, a weakening of the US dollar compared to the Canadian dollar in 2006 compared to 2005 resulted in an increase in revenues from the division’s Canadian-based operations of $0.3 million.

SPB achieved operating income of $0.3 million for the first quarter of 2006, compared to the operating income earned in the 2005 first quarter of $0.2 million.  Gross margins increased from 31% in 2005 to 34% in 2006 primarily from the segment’s ticketing operation resulting from a change in the product mix. This increase was offset in part due to increased operating expenses related to the establishment of a management team for Secure Products International Group in the third quarter of 2005.

Corporate

Operating expenses remained consistent with the prior year quarter at $6.1 million. Compensation costs and professional fees related to being a public company remained consistent quarter-over-quarter, but expenses increased due to additional travel related to the transition of certain corporate functions from Toronto to New York. This increase was offset by a refund of capital taxes in 2006.

Other Income (Expense)

Other income increased from $0.2 million in 2005 to $0.7million in 2006 due primarily to the gain on sale of assets in connection with the settlement of a put option with shares of stock held in LifeMed Media, Inc. (“LifeMed”).

Net Interest Expense

Net interest expense for the first quarter of 2006 was $3.2 million, $1.9 million higher than the $1.3 million incurred during the first quarter of 2005. Interest expense increased $2.0 million in the first quarter of 2006 compared to the first quarter of 2005 due to higher outstanding debt combined with higher interest rates in 2006, due to the acquisition of the Zyman Group and the issuance of the 8% debentures (which accrued interest at 8.5% during the quarter). Interest income increased by $0.1 million due to higher interest rates on increased cash balances at certain businesses in the first quarter of 2006 as compared to the first quarter of 2005.

Income Taxes (Recovery)

The income tax recovery recorded in the first quarter of 2006 was $0.5 million, compared to a recovery of $0.9 million for the first quarter of 2005. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges and non deductible non-cash stock based compensation charges in both 2006 and 2005.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first quarter of 2006, income of $0.3 million was recorded, $0.1 million higher than the $0.2 million earned in the first quarter of 2005.

Minority Interests

Minority interest expense was $4.8 million for the first quarter of 2006, up $2.0 million from the $2.8 million of minority interest expense incurred during the first quarter of 2005 due to the increase in profitability of the SMS, CRM and SCS operating segments.

Discontinued Operations

Loss from discontinued operations of $0.1 million was reported for the first quarter of 2005 and relates to LifeMed, a variable interest entity whose operations had been consolidated by the Company.

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

Net Income (Loss)

As a result of the foregoing, the net loss recorded for the first quarter of 2006 was $5.1 million, or a loss of $(0.22) per diluted share, compared to the net loss of $3.8 million, or $(0.17) per diluted share, reported for the first quarter of 2005.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	Three months ended March 31, 2006	Three months ended March 31, 2005	Year ended December 31, 2005
Cash and cash equivalents	$5,298	$8,660	$12,923
Working capital (deficit)	$(102,208)	$(31,187)	$(99,935)
Cash from operations	$9,015	$(23,338)	$4,670
Cash from investing	$(8,078)	$(1,589)	$(67,404)
Cash from financing	$(8,637)	$10,831	$52,316
Long-term debt to shareholders’ equity ratio	0.77	0.43	0.81
Fixed charge coverage ratio	(a)	(a)	2.04

(a) No ratio is presented for these periods as earnings were $692 and $1,540 less than fixed charges, respectively.

As at March 31, 2006, and December 31, 2005, $3.7 million and $5.3 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

At March 31, 2006, the Company had a working capital deficit of $102.2 million compared to a deficit of $99.9 million at December 31, 2005. The decrease in working capital is primarily due to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets. Since September 30, 2005, the Company has classified the outstanding borrowings under the Credit Facility of $66.4 million and $73.5 million as of March 31, 2006 and December 31, 2005, respectively, as a current liability. (See Long-term Debt.)

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by operations, including changes in non-cash working capital, for the first three months of 2006 was $9.0 million. This was attributable primarily to the net loss of $5.1 million, plus non-cash depreciation and amortizaton of $7.9 million, non-cash stock based compensation of $3.3 million and cash flows from  non-cash working capital of $4.5 million. Cash used in operations was $23.3 million in the first quarter of 2005 and was primarily reflective of a net loss of $3.8 million and uses of non-cash working capital of $23.4 million. This was partially offset by non-cash depreciation and amortization of $4.5 million and non-cash stock based compensation of $1.0 million.

Investing Activities

Cash flows used in investing activities were $8.1 million for the first three months of 2006, compared with $1.6 million in the first three months of 2005.

Expenditures for capital assets in the first quarter of 2006 were $5.8 million. Of this amount, $4.9 million were made by the Marketing Communications Group, which consisted primarily of leasehold improvements, computer equipment and switching equipment, and $0.8 million related primarily to the purchase of manufacturing equipment by the Secure Products Group. The remaining $0.1 million related to the purchase of corporate assets. In the first quarter of 2005, capital expenditures totaled $2.2 million, of which $1.4 million related to the Marketing Communications Group’s acquisition of computer and switching equipment, $0.7 million by Secure Products Group to purchase manufacturing equipment and $0.1 million relating to the purchase of corporate assets.

Cash flow used in acquisitions was $2.7 million in the first three months of 2006 and primarily related to investments in marketing communicaton businesses related to the settlement of put options and earn out payments . In 2005, cash flow used in acquisitions was $0.1 million and related to the purchase of portfolio investments.

Distributions received from non-consolidated affiliates amounted to $0.5 million for both the first quarter of 2006 and 2005.

Financing Activities

During the first quarter of 2006, cash flows used in financing activities amounted to $8.6 million, and consisted of $9.2 million of repayments of debt and $0.5 million of proceeds from the issuance of share capital. During the first quarter of 2005, cash flows provided by financing activities amounted to $10.8 million, and consisted of a $11.4 million increase in the net borrowings under the revolving Credit Facility,  and capital lease repayments totalling $0.6 million.

Long-Term Debt

Long-term debt (including the current portion of long-term debt) at the end of the first quarter of 2006 was $117.6 million, a decrease of $9.4 million compared with the $127.0 million outstanding at December 31, 2005, primarily the result of repayments under the Credit Facility.

The Company is currently in compliance with all of the terms and conditions of its Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months. However, as a result of the need to obtain waivers and amend the Credit Facility in one of the past three reporting periods, the Company has determined that the most conservative accounting classification is for the outstanding debt under the Credit Facility to be classified as current. Notwithstanding this accounting classification, management believes that the Company will be in compliance with its financial covenants for at least the next twelve months. Although the outstanding balance under the Credit Facility of $66.4 million as of March 31, 2006 has been classified as current, the maturity date of the Credit Facility remains September 22, 2007.

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

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, (iv) minimum net worth, and (v) limitations on capital expenditures, in each case as such term is specifically defined in the Credit Facility. For the period ended March 31, 2006, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

March 31, 2006
Total Debt Ratio	2.15 to 1.0
Maximum per covenant	2.95 to 1.0

Fixed Charges Ratio	2.00 to 1.00
Minimum per covenant	1.0 to 1.0

Minimum Liquidity	$29.8 million
Minimum per covenant	$9.0 million

Net Worth	$151.5 million
Minimum per covenant	$132 million

Subsequent to March 31, 2006, certain of these financial covenants under the Credit Facility will become more restrictive. Specifically, the maximum Total Debt Ratio covenant under the Credit Facility will be as follows:  June 30, 2006—2.75 to 1.0; and September 30, 2006 and thereafter—2.5 to 1.0. The minimum Fixed Charges Ratio covenant under the Credit Facility will be as follows: June 30, 2006—1.05 to 1.00; September 30, 2006—1.15 to 1.00; and December 31, 2006 and thereafter—1.25 to 1.00.

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as noncompliance with such covenants could have a material adverse effect on the Company.

Capital Resources

At March 31, 2006 the Company had utilized approximately $73.3 million of its Credit Facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements, as at March 31, 2006 was approximately $32.0 million.

The Company expects to incur approximately $6.2 million of capital expenditures for the remainder of 2006. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries including the opening of a new customer contact facility. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility, and refinancings thereof, will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth or growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At March 31, 2006, approximately $1.1 million of  deferred consideration is included in the Company’s balance sheet and relates to acquisitions in prior years. Based on the various assumptions as to future operating results of the relevant entities, including the April 1, 2005 acquisition of the Zyman Group, management estimates that approximately $3.2 million of additional deferred purchase obligations could be triggered during 2006 or thereafter, including approximately $1.0 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2006, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $108.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $22.1 million by the issuance of the Company’s Class A subordinate voting shares. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its credit facility (and refinancings thereof) and, if necessary, through incurrence of additional debt.  The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $7.8 million of the estimated $108.4 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $19.1 million.

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

Revenue Recognition.   The Company generates services revenue from its Marketing Communications businesses and product revenue from its Secure Products International Group businesses.

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

Revenue derived from the stamp operations is recognized upon shipment or upon delivery of the product to the customer when the Company’s obligations under the contractual arrangements are completed, the customer takes ownership and assumes the risk of loss of the product, the selling price is determinable and the collection of the related receivable is reasonably assured. The Company performs quality control testing procedures prior to shipment to ensure that its contractual obligations are met. Under these contractual arrangements, the Company has the ability to recover any costs incurred prior to shipment in the event of contract termination and,accordingly, the Company accounts for the manufacturing costs incurred as inventory work-in-process, prior to completion of production.

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

Stock-Based Compensation.   Effective January 1, 2003, the Company prospectively adopted fair value accountingfor stock-based awards as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based awards in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 is based upon an intrinsic value method of accounting for stock-based awards. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

Effective January 1, 2006, the Company adopted FAS 123(R) and has opted to use the modified prospective application transition method. Under this method the Company will not restate its prior financial statements. Instead, the Company will apply FAS 123(R) for new awards granted after the adoption of FAS 123(R), any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards.

Measurement of compensation cost for awards that are outstanding and classified as equity, at January 1, 2006, will be based on the original grant-date fair value calculations of those awards. The Company had previously adopted FAS 123 and as such has been expensing the fair value of all awards issued after January 1, 2003. For all previously issued awards, the Company has been providing pro-forma disclosure for such awards. Upon the adoption of FAS 123(R), the Company will now expense the fair value of the awards granted prior to January 1, 2003. The Company will also adopt the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The adoption of FAS 123(R) did not have a material effect on the Company’s financial position or results of operations.

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

Effective in Future Periods

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

Change in Auditors

Effective March 31, 2006, the Board resolved not to propose the re-appointment of MDC Partners’ previous principal accountants, KPMG LLP, as auditors for MDC Partners at the 2006 Annual Meeting of Shareholders, and requested the resignation of KPMG LLP as auditors. KPMG LLP resigned effective March 31, 2006. There were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. In addition, there were no reportable events, except that as part of its 2004 and 2005 audits of the Company’s internal controls over financial reporting, KPMG had previously advised the Company (and the Company agreed as part of its assessment) that it did not maintain effective internal controls over financial reporting due to identified material weaknesses. See “Item 4. Controls and Procedures.”

Effective April 1, 2006 the Company engaged BDO Seidman, LLP (“BDO Seidman”) as its independent registered public accounting firm. The decision to engage BDO Seidman was made by the Audit Committee of the Board of Directors and the Board of Directors of the Company. The Audit Committee and the Board have also approved, and submitted for shareholder approval, the selection of BDO Seidman as MDC Partners’ independent auditors for the fiscal year ending December 31, 2006.

Risks and Uncertainties

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

•       the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” options rights;

•       risks arising from identified and potential future material weaknesses in internal control over financial reporting;

•       the Company’s ability to retain and attract key employees;

•       the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•       foreign currency fluctuations.

In addition to improving organic growth for its existing operations, the Company’s  business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations and through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in the Company’s Annual Report on Form 10-K under the caption “Risk Factors” and in the Company’s other SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments. At March 31, 2006, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $68.8 million, as of March 31, 2006, a 1.0% increase or decrease in the weighted average interest rate, which was 7.7% during the quarter ended March 31, 2006, would have an interest impact of approximately $0.7 million annually.

Foreign Exchange. The Company conducts business in four currencies, the US dollar, the Canadian dollar, the Australian dollar, and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Result of Operations”. For the most part, our revenues and expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative in order to mitigate the risk of currency fluctuations relating to interest payment obligations. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1.8 million and will pay interest of $1.5 million per annum. The Swap contract matures June 30, 2008.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and in light of the facts and material weaknesses in the Company’s internal control over financial reporting described below, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date. Accordingly, the Company performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP. These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures to provide reasonable assurance that the financial statements included in this report are fairly presented in all material respects.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management previously assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting due to several material weaknesses. These material weaknesses, which are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2005, comprised:

a. Accounting for Complex and Non-Routine Transactions - The Company continues to have a material weakness with respect to accounting for complex and non-routine transactions. The Company did not have a sufficient number of finance personnel with sufficient technical accounting knowledge, or an appropriate process to address and review complex and non-routine accounting matters.

b. Revenue Recognition and Accounting for Related Costs - As a result of certain deficiencies in the controls over the application of accounting standards at certain subsidiaries within the Marketing Communications Group, and deficiencies in controls over the recording of revenue and costs of revenue at certain subsidiaries, the Company continues to have a material weakness with respect to revenue recognition and accounting for certain related costs. Specifically, controls were not designed and in place to ensure that customer contracts were analyzed to select the appropriate method of revenue recognition. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for revenue recognition on a gross or net basis.

c. Segregation of Duties  — The Company continues to have control deficiencies within its accounting and finance departments and its financial information systems over segregation of duties and user access respectively. Specifically, certain duties within the accounting and finance department were not properly segregated.

The Company is currently designing and implementing improved controls to address the material weaknesses described above. In the first quarter of 2006, the Company took (and, in certain cases, subsequently took or is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address these material weaknesses. Specifically, the Company:

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

3. Is improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management’s accounting entries and significant transactions; and

4.  Hired and will continue to hire additional personnel to support management’s process for evaluating internal controls over financial reporting.

The Company continues to dedicate significant personnel and financial resources to the ongoing development and implementation of a plan to remediate its material weaknesses in internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 or subsequently that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2006, the Company issued 48,391 shares of Class A subordinate voting shares to the former shareholder of a company acquired in the fourth quarter of 2005, as a deferred payment of the purchase price. The shares of the Company’s Class A shares were valued at $300,000 on the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act of 1933.

On March 10, 2006, the Company issued 30,058 shares of Class A subordinate voting shares to the former shareholder of a company acquired in the fourth quarter of 2005, as a final deferred payment of the purchase price. The shares of the Company’s Class A shares were valued at $250,000 on the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act of 1933.

On March 24, 2006, the Company issued 266,856 shares of Class A subordinate voting shares to a former shareholder of a company acquired in 1999, as a final deferred payment of the purchase price. The shares of the Company’s Class A shares were valued at approximately $2.3 million on the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act of 1933.

The Company made no purchases of its equity securities during the first quarter of 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006*;

10.2	Form of Stock Appreciation Rights Agreement;*

10.3	Amendment No. 1 to Employment Agreement between the Company and Steven Berns, dated as of March 6, 2006 (incorporated by reference to the Company’s Form 10-K filed on March 16, 2006);

10.4	Amendment, dated January 31, 2006, to the Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC (incorporated by reference to the Company’s Form 10-K filed on March 16, 2006);

10.5	Amendment No. 7 dated as of January 17, 2006 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2006);
12	Statement of computation of ratio of earnings to fixed charges;*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and CFO pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

99.1	List of the Company’s operating subsidiaries by reportable segments*;

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Chief Accounting Officer

May 4, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006*;

10.2	Form of Stock Appreciation Rights Agreement;*

10.3	Amendment No. 1 to Employment Agreement between the Company and Steven Berns, dated as of March 6, 2006 (incorporated by reference to the Company’s Form 10-K filed on March 16, 2006);

10.4	Amendment, dated January 31, 2006, to the Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC (incorporated by reference to the Company’s Form 10-K filed on March 16, 2006);

10.5	Amendment No. 7 dated as of January 17, 2006 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2006);

12	Statement of computation of ratio of earnings to fixed charges;*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and CFO pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

99.1	List of the Company’s operating subsidiaries by reportable segments*;

* Filed electronically herewith.