Form 10-Q
period 2006-06-30
MDC PARTNERS INC
filed 2006-08-09
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☐ No ☐

The numbers of shares outstanding as of August 1, 2006 were: 24,159,715 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Services	$100,138	$90,355	$198,211	$164,067

Operating Expenses:
Cost of services sold (1)	60,900	52,480	120,641	99,670
Office and general expenses (2)	31,185	25,544	61,007	48,996
Depreciation and amortization	5,118	6,320	11,900	9,770
	97,203	84,344	193,548	158,436

Operating profit	2,935	6,011	4,663	5,631

Other Income (Expenses):
Other income	509	851	1,073	1,013
Interest expense	(1,780)	(1,802)	(4,431)	(2,625)
Interest income	144	178	258	231
	(1,127)	(773)	(3,100)	(1,381)

Income from continuing operations before income taxes, equity in affiliates and minority interests	1,808	5,238	1,563	4,250
Income tax recovery	530	685	1,009	2,019

Income from continuing operations before equity in affiliates and minority interests	2,338	5,923	2,572	6,269
Equity in earnings of non-consolidated affiliates	227	91	501	275
Minority interests in income of consolidated subsidiaries	(3,434)	(5,493)	(8,185)	(8,302)

Income/(Loss) from continuing operations	(869)	521	(5,112)	(1,758)
Discontinued operations	(9,634)	(1,485)	(10,524)	(2,989)

Net Loss	$(10,503)	$(964)	$(15,636)	$(4,747)

Income/(Loss) Per Common Share:
Basic:
Continuing operations	$(0.04)	$0.02	$(0.22)	$(0.08)
Discontinued operations	(0.40)	(0.06)	(0.44)	(0.13)
Net Loss	$(0.44)	$(0.04)	$(0.66)	$(0.21)
Diluted:
Continuing operations	$(0.04)	$0.02	$(0.22)	$(0.08)
Discontinued operations	(0.40)	(0.06)	(0.44)	(0.13)
Net loss	$(0.44)	$(0.04)	$(0.66)	$(0.21)

Weighted Average Number of Common Shares Outstanding:
Basic	23,858,327	23,521,175	23,818,182	22,867,842
Diluted	23,858,327	24,588,226	23,818,182	22,867,842

(1)
Includes non cash stock-based compensation of $277 and $36 and $2,841 and $71, respectively in each of the three month periods ended June 30, 2006 and 2005, and in each of the six month periods ended June 30, 2006 and 2005, respectively.

(2)
Includes non cash stock-based compensation of $1,530 and $769 and $2,491 and $1,725 respectively in each of the three month periods ended June 30, 2006 and 2005, and in each of the six month periods ended June 20, 2006 and 2005 respectively.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,182	$12,923
Accounts receivable, less allowance for doubtful accounts of $1,352 and $1,250	116,376	117,319
Expenditures billable to clients	14,712	7,838
Inventories	—	10,359
Prepaid expenses	4,537	4,401
Other current assets	542	356
Assets held for sale	24,211	—
Total Current Assets	165,560	153,196
Fixed assets, at cost, less accumulated depreciation of $49,220 and $71,220	39,699	63,528
Investment in affiliates	11,059	10,929
Goodwill	197,921	195,026
Other intangibles assets, net	50,999	57,139
Deferred tax asset	16,973	16,057
Other assets	11,037	11,440
Assets held for sale	22,955	—
Total Assets	$516,203	$507,315
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$940	$3,739
Revolving credit facility	71,500	73,500
Accounts payable	76,454	63,452
Accruals and other liabilities	72,368	69,891
Advance billings	32,360	38,237
Current portion of long-term debt	1,242	2,571
Deferred acquisition consideration	1,001	1,741
Liabilities related to assets held for sale	14,268	—
Total Current Liabilities	270,133	253,131
Long-term debt	5,157	8,475
Convertible notes	40,315	38,694
Other liabilities	6,815	7,937
Deferred tax liabilities	2,333	2,446
Liabilities related to assets held for sale	1,993	—

Total Liabilities	326,746	310,683

Minority interests	45,984	44,484
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 24,159,715 and 23,437,615 shares issued in 2006 and 2005	183,198	178,589
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2006 and 2005, each convertible into one Class A share	1	1
Share capital to be issued, 266,856 Class A shares in 2005	—	4,209
Additional paid-in capital	24,726	20,028
Accumulated deficit	(68,711)	(53,075)
Accumulated other comprehensive income	4,259	2,396
Total Shareholders’ Equity	143,473	152,148
Total Liabilities and Shareholders’ Equity	$516,203	$507,315

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Six Months Ended June 30,
	2006	2005 Revised Note 1
Cash flows from operating activities:
Net loss	$(15,636)	$(4,747)
Loss from discontinued operations	(10,524)	(2,989)
Loss from continuing operations	(5,112)	(1,758)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	11,900	9,770
Non-cash stock-based compensation	4,851	1,794
Amortization of deferred finance charges	824	588
Deferred income taxes	(2,504)	(2,960)
Earnings of non-consolidated affiliates	(501)	(275)
Minority interest and other	(364)	(112)
Changes in non-cash working capital:
Accounts receivable	(14,605)	6,487
Expenditures billable to clients.	(6,873)	(3,407)
Prepaid expenses and other current assets	(944)	(1,832)
Accounts payable, accruals and other liabilities	25,781	(11,716)
Advance billings	(846)	(1,376)
Cash flows from continuing operating activities	11,607	(4,797)
Discontinued operations	1,604	1,513
Net cash provided by (used in) operating activities	13,211	(3,284)
Cash flows from investing activities:
Capital expenditures	(11,297)	(4,970)
Acquisitions, net of cash acquired	(3,591)	(53,560)
Proceeds of dispositions	557	250
Distributions from non-consolidated affiliates	392	536
Discontinued operations	(1,186)	(1,807)
Net cash used in investing activities	(15,125)	(59,551)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	(2,799)	1,338
Proceeds from issuance of long term debt	—	36,723
Proceeds from (payments of) revolving credit facility	(2,000)	25,500
Repayment of long-term debt	(767)	(3,256)
Issuance of share capital	150	16
Subsidiary issuance of share capital	385	—
Deferred financing costs	—	(3,316)
Discontinued operations	(521)	(371)
Net cash (used in) provided by financing activities	(5,552)	56,634
Effect of exchange rate changes on cash and cash equivalents	(275)	(358)
Net decrease in cash and cash equivalents	(7,741)	(6,559)
Cash and cash equivalents at beginning of period	12,923	22,673
Cash and cash equivalents at end of period	$5,182	$16,114

Supplemental disclosures:
Cash income taxes paid	$859	$565
Cash interest paid	$4,746	$2,790
Non-cash transactions:
Share capital issued on acquisitions	$4,459	$14,493
Capital leases	—	$122
Note receivable exchanged for shares in subsidiary	$1,155	$—

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

As of the quarter ended September 30, 2005, the Company changed the composition of its reportable segments as disclosed in Note 11. Accordingly, to reflect this change in composition, the Company has restated the previously reported segment information for the three and six months ended June 30, 2005.

As of the quarter ended December 31, 2005, the Company revised the 2005 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations. Accordingly, the six months ended June 30, 2005 statement of cash flows has been revised to conform to such presentation.

As of June 30, 2006, the Company has classified the assets and liabilities of the Company’s Secure Paper Business and Secure Cards Business as held for sale and accordingly has classified the results of their operations as discontinued operations.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, two clients accounted for 11.7% and 11.2% of the Company’s consolidated accounts receivable at June 30, 2006 and one client accounted for 16.9% and 15.1% of revenue for the three and six months ended June 30, 2006 respectively. For the three and six months ended June 30, 2005, no client accounted for more than 10% of revenue. As of December 31, 2005, no client accounted for more than 10% of accounts receivable.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at June 30, 2006 and December 31, 2005, is $1,333 and $1,301, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual agreement.

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

Measurement of compensation cost for awards that are outstanding and classified as equity, at January 1, 2006, will be based on the original grant-date fair value calculations of those awards. The Company had previously adopted FAS 123 and as such has been expensing the fair value of all awards issued after January 1, 2003. For all previously issued awards, the Company has been providing pro-forma disclosure for such awards. Upon the adoption of FAS 123(R), the Company expenses the fair value of the awards granted prior to January 1, 2003. The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The adoption of FAS 123(R) did not have a material effect on the Company’s financial position or results of operations.

The table below summarizes what the quarterly pro forma effect for the three and six months ended June 30, 2005, would have been had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003 and prior to the adoption of FAS 123(R):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(964)	$(4,747)

Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	170	361
Net loss pro forma	$(1,134)	$(5,108)

Basic net loss per share, as reported	$(0.04)	$(0.21)
Basic net loss per share, pro forma	$(0.05)	$(0.22)
Diluted net loss per share, as reported	$(0.04)	$(0.21)
Diluted net loss per share, pro forma	$(0.05)	$(0.22)

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the following period:

	Three and Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Expected dividend	0.00%	0.00%	0.00%
Expected volatility	40%	40%	40%
Risk-free interest rate	4.95%	3.3%	3.3%
Expected option life in years	5-7	3	3
Weighted average stock option fair value per option granted	$4.74	$3.74	$3.78

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

On April 28, 2006, the Company issued 50,000 restricted stock units to an employee; 15,000 of these units will vest based upon the achievement by the Company of specified financial criteria in 2006, 2007 and 2008. The remaining 35,000 of these units will vest on the third anniversary of the grant date. Accordingly, the Company is recording a $380 non-cash compensation charge over the three-year vesting period. In addition, the Company issued 10,000 Stock Appreciation Rights to the same employee. The Company also issued 125,000 options to certain non-employee Directors.

For the three and six months ended June 30, 2006, the Company has recorded a charge of $789 and $1,042, respectively relating to the restricted stock and restricted stock unit grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. The 263,500 Class A shares of restricted stock granted to employees and non-employee Directors are included in the Company’s calculation of Class A shares outstanding as of June 30, 2006.

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

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at $45,000 Canadian dollars (“C$”) and at $36,452, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1,800 and will pay interest of $1,503 per annum. At December 31, 2005, the Swap fair value was estimated to be a receivable of $165, and is reflected in other assets on the Company’s balance sheet with the change in the value of the swap reflected in interest expense. On June 22, 2006, the Company settled this swap for its fair value of $357, which resulted in a gain of $192 for the three and six months ended June 30, 2006 and is included in other income.

3.    Loss Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Numerator
Numerator for basic income (loss) per common share - loss from continuing operations	$(869)	$521	$(5,112)	$(1,758)
Effect of dilutive securities:
Interest expense on convertible debentures, net of taxes of nil	—	—	—	—
Numerator for diluted income (loss) per common share - loss from continuing operations plus assumed conversion	$(869)	$521	$(5,112)	$(1,758)
Denominator
Denominator for basic loss per common share - weighted average common shares	23,858,327	23,521,175	23,818,182	22,867,842
Effect of dilutive securities:
8% convertible debentures	—	—	—	—
Employee stock options, warrants, and stock appreciation rights	—	1,067,051	—	—
Dilutive potential common shares
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	23,858,327	24,588,226	23,818,182	22,867,842
Basic income (loss) per common share from continuing operations	$(0.04)	$0.02	$(0.22)	$(0.08)
Diluted income (loss) per common share from continuing operations	$(0.04)	$0.02	$(0.22)	$(0.08)

The 8% convertible debentures, options and other rights to purchase 8,928,870 shares of common stock, which includes 263,500 shares of non-vested restricted stock, were outstanding during the three and six months ended June 30, 2006, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three and six months ended June 30, 2005, options and other rights to purchase 1,815,705 and 4,970,105 shares, respectively of common stock were outstanding but were not included in the computation of diluted loss per common share because either the exercise prices were greater than the average market price of the common shares and/or their effect would be antidilutive.

4.    Acquisitions

2006 Acquisitions

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

On February 15, 2006, Source issued 15% of its membership interests to certain members of management. The purchase price for these membership interests was $1,540, which consisted of $385 cash and recourse notes in an aggregate principal amount equal to $1,155. In addition, the purchaser also received a fully vested option to purchase an additional 5% of Source at an exercise price equal to the price paid above. The option is exercisable any time prior to December 31, 2010. An amended and restated LLC agreement was entered into with these new members. The agreement also provides these members with an option to put to the Company these membership interests from December 2008-2012. As a result of the above transactions, the Company now owns 85% of Source. During the quarter ended March 31, 2006, the Company recorded a non-cash stock based compensation charge of $2,338 relating to the price paid for the membership interests which was less than the fair value of such membership interests and the fair value of the option granted.

2005 Acquisitions

Zyman Group

On April 1, 2005, the Company, through a wholly owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 Class A shares of the Company, valued at $11,257 based on the share price on or about the announcement date. Related transaction costs of approximately $976 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month periods ending June 30, 2006 and/or June 30, 2007. For the period ending June 30, 2006, such financial targets were not achieved.

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

During the first five years following MDC’s acquisition of the Zyman Group, MDC’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group. Thereafter, based on calculations set forth in the operating agreement of Zyman Group (the “LLC Agreement”), the Company’s share of remaining Zyman Group profits in excess of the annual “threshold” amount of $20,600 may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

As of June 30, 2006, the annual priority return is expected to be approximately $12,700, with the minority owners receiving the next $7,900 up to the threshold amount. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s expected results for 2006, the Company does not expect to receive more than its priority return from Zyman Group in 2006.

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

Identifiable intangible assets, consisting of an employment agreement, estimated to be $1,680, is being amortized on a straight—line basis over ten years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Neuwirth’s results of operations subsequent to its acquisition on December 1, 2005.

Powell

On July 25, 2005, the Company, through its subsidiary Margeotes Fertitta Powell, LLC, (“MFP”) purchased the business of Powell, LLC (“Powell”) for purchase price consideration of $332 in cash and a 5% equity interest in MFP valued at $400 based on the estimated market value of MFP on or about the announcement date. The issuance of equity interests by MFP resulted in a loss of $103 on the dilution of the Company’s equity interest in its subsidiary. Related transaction costs of approximately $20 were also incurred. In addition, the Company may be required to pay up to an additional $300 in cash to the seller if the acquired Powell business achieves specified financial targets for the year ended July 31, 2006. As of December 31, 2005, the Company accrued $300 of the additional consideration as the financial targets have been met and continue to be met as of June 30, 2006.

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

Identifiable intangible assets, consisting of an employment agreement, estimated to be $1,130, is being amortized on a straight-line basis over five years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Powell’s results of operations subsequent to its acquisition on July 25, 2005.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 2005 assume that the acquisition of the operating assets of the significant businesses acquired during 2005 had occurred on January 1st of the respective year in which the business was acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during this period, or are they necessarily indicative of future results of operations.

Six Months Ended June 30, 2005
Revenues	$178,453
Net loss	$(2,937)
Loss per common share:
Basic - net loss	$(0.13)
Diluted - net loss	$(0.13)

5.    Inventory

The components of inventory are listed below:

December 31, 2005
Raw materials and supplies	$4,860
Work-in-process	5,499
Total	$10,359

6.    Discontinued Operations

In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Business and Secure Card Business (collectively, “SPI”). Since that date, the Company has engaged in active negotiations for the sale of the SPI Group. As of the date of this Form 10-Q filing, the Company continues to pursue the sale of the SPI Group with interested parties, but has not entered into a definitive agreement with any potential buyer.

Based on these events, management has concluded that the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations have been met. Discontinued operations relating to SPI for the three months ended June 30, 2006 and 2005 amounted to net losses of $9,634 and $1,255, respectively. For the six months ended June 30, 2006 and 2005, discontinued operations relating to SPI amounted to net losses of $10,524 and $2,687, respectively. Based on the estimated net proceeds from a sale, the Company has recorded an impairment loss relating to SPI’s net assets of approximately $7,900 for the three and six months ended June 30, 2006. This loss has been included in discontinued operations for the three and six months ended June 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $564 and $1,128 for the three and six months ended 2006 and $418 and $835 for the three and six months ended June 30, 2005.

During July 2005, LifeMed, a variable interest entity whose operations had been consolidated by the Company, completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6,200. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3%, and of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings of LifeMed. Consequently, as of July 2005, the Company no longer consolidated the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented. In February 2006, the Company sold 27% of its remaining ownership in LifeMed as partial settlement of a put option (see Note 4). As of June 30, 2006, the Company holds a 13.4% interest in LifeMed. As of June 30, 2006 and December 31, 2005, other assets include $73 and $100, respectively of the Company’s net investment in LifeMed.

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s UK based marketing communications business, a wholly owned subsidiary named Mr. Smith Agency, Ltd. (“Mr. Smith”, formerly known as Interfocus Networks Limited). The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith and remaining sale of assets was substantially complete by the end of the first quarter of 2005. No significant one-time termination benefits were incurred or are expected to be incurred. No further significant other charges are expected to be incurred.

For the three and six months ended June 30, 2005, discontinued operations relating to LifeMed and Mr. Smith amounted to net losses of $230 and $302, respectively.

Included in discontinued operations in the Company’s consolidated statement of operations for the three and six months ended June 30, 2006 and 2005 were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$17,372	$18,127	$35,939	$36,797
Depreciation expense and impairment charge	$9,065	$1,071	$10,189	$2,136
Operating loss	$(8,364)	$(2,080)	$(8,740)	$(3,052)
Other expense	$(1,395)	$(347)	$(1,927)	$(775)
Income tax recovery	$125	$942	$143	$578
Minority interest recovery	$—	$—	$—	$260
Net loss from discontinued operations	$(9,634)	$(1,485)	$(10,524)	$(2,989)

As of June 30, 2006, the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

June 30,
2006
Assets held for sale:
Accounts receivable	$10,660
Inventories	11,872
Other current assets	1,679
Fixed assets	21,082
Other long-term assets	1,873
Total assets	$47,166

Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$8,383
Advance billings	5,082
Other	2,796
Total liabilities	$16,261

7.    Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss for the period	$(10,503)	$(964)	$(15,636)	$(4,747)
Foreign currency cumulative translation adjustment	$1,379	$(1,461)	$1,254	$(2,006)
Comprehensive loss for the period	$(9,124)	$(2,425)	$(14,382)	$(6,753)

8.    Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	June 30, 2006	December 31, 2005
Short-term debt	$940	$3,739
Revolving credit facility	71,500	73,500
8% convertible debentures	40,315	38,694
Notes payable and other bank loans	5,350	5,650
Obligations under capital leases	1,049	5,396
	119,154	126,979
Less:
Short-term debt	940	3,739
Current portions	1,242	2,571
	$116,972	$120,669

Short-term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting periods.

MDC Revolving Credit Facility

MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks, which as of June 30, 2006, provides for borrowings of up to $100 million (including swing-line advances of up to $10 million) maturing in September 2007 (the “Credit Facility”). This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 325 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 175 basis points on all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. Effective April 15, 2006, a 1.0% per annum facility fee is charged on the amount of the revolving commitments under the Credit Facility in excess of $65,000, which fee became payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65,000. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company’s Secure Products International Group and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications Group, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at June 30, 2006. In addition, in the event of a sale of the Company’s secure products business, the Company must repay advances under the Credit Facility by an amount equal to the net proceeds received by the Company from such sale (“Sale Net Proceeds”), and the revolving commitments under the facility would be reduced by an amount equal to the Sale Net Proceeds. At June 30, 2006, the unused portion of the total facility was $23,039.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. This component, reflected as short term debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 8.2% and 6.7% as of June 30, 2006 and December 31, 2005, respectively.

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

As of June 30, 2006 and December 31, 2005, $3,656 and $5,336 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to C$45,000 ($36,723) (the “Debentures”). The Debentures mature on June 30, 2010 and bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year. The Company did not have an effective resale registration statement filed with the SEC on December 31, 2005, and as a result the rate of interest increased by an additional 0.50% for the first six month period following December 31, 2005. As of April 19, 2006, the Company had an effective resale registration statement and as a result the interest rate returned to 8.0% effective July 1, 2006. Unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to issue and deliver Class A subordinate voting shares to the Debenture trustee in order to raise funds to satisfy all or any part of the Company’s obligations to pay interest on the Debentures in accordance with the indenture in which holders of the Debentures will be entitled to receive a cash payment equal to the interest payable from the proceeds of the sale of such Class A subordinate voting shares by the Debenture trustee.

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of C$14.00 ($12.54 as of June 30, 2006) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per C$1,000.00 ($896.00 as of June 30, 2006) principal amount of Debentures.

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

Notes Payable

In connection with the Zyman acquisition, the Company assumed a note payable in the original amount of $6,275. The note bears interest of 5.73% and is due on June 8, 2009. The balance of the note payable was $5,350 and $5,589 at June 30, 2006 and December 31, 2005, respectively. The note agreement is secured by an aircraft and related equipment with a net book value of $4,691 at June 30, 2006.

9.    Shareholders’ Equity

During the six months ended June 30, 2006 Class A share capital increased by $4,609, as the Company (i) issued 30,058 Class A shares in connection with deferred acquisition consideration, (ii) issued 266,856 Class A shares previously identified to be issued and (iii) 113,295 Class A shares related to the exercise of stock options and stock appreciation right awards. During the six months ended June 30, 2006 “Additional paid-in capital” increased by $4,698, of which $4,883 related to stock-based compensation that was expensed during the same period, of which $32 is included in equity in earnings of non consolidated affiliates, offset by $185 related to the resolution of a contingency based on the Company’s share price relating to a previous acquisition.

10.      Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other Income	$—	$—	$128	$35
Foreign currency transaction gains	255	67	300	193
Gain on sale of assets	254	784	645	785
	$509	$851	$1,073	$1,013

11.      Segmented Information

During the quarter ended September 30, 2005, the Company reassessed its reportable operating segments to consist of five segments plus corporate, instead of reporting only two segments plus corporate. The Company has recast its prior year disclosures to conform to the current year presentation. The segments are as follows:

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

•
The Customer Relationship Management (“CRM”) segment provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop a client’s customer base. This is accomplished using several domestic and foreign-based customer contact facilities.

•
The Specialized Communications Services (“SCS”) segment includes all of the Company’s other marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

The Company’s two other segments were the Secure Cards Business and Secure Paper Business segments. In connection with a proposed sale of SPI, the Company has included results of those segments in discontinued operations. See Note 6.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, except as where indicated.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2006

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$58,192	$20,906	$21,040	$—	$100,138

Cost of services sold	31,914	15,609	13,377	—	60,900

Office and general expenses	17,314	3,858	3,693	6,320	31,185

Depreciation and amortization	3,641	1,126	288	63	5,118

Operating Profit/(Loss)	5,323	313	3,682	(6,383)	2,935

Other Income (Expense):
Other income					509
Interest expense, net					(1,636)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,808
Income tax recovery					530

Income from continuing operations before equity in affiliates and minority interests					2,338
Equity in earnings of non-consolidated affiliates					227
Minority interests in income of consolidated subsidiaries	(2,657)	(8)	(769)	—	(3,434)

Loss from continuing operations					(869)
Loss from discontinued operations					(9,634)

Net Loss					$(10,503)

Non cash stock based compensation	$271	$6	$—	$1,530	$1,807
Supplemental Segment Information:

Capital expenditures	$4,860	$1,051	$271	$94	$6,276

Goodwill and intangibles	$194,373	$28,531	$26,016	$—	$248,920

Total assets	$324,473	$55,566	$72,842	$63,322	$516,203

Three Months Ended June 30, 2005 (Restated)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$54,435	$16,159	$19,761	$—	$90,355

Cost of services sold	27,227	12,322	12,931	—	52,480

Office and general expense	14,957	2,892	3,044	4,651	25,544

Depreciation and amortization	5,192	870	219	39	6,320

Operating Profit/(Loss)	7,059	75	3,567	(4,690)	6,011

Other Income (Expense):
Other income					851
Interest expense, net					(1,624)

Income from continuing operations before income taxes, equity in affiliates and minority interests					5,238
Income tax recovery					685

Income from continuing operations before equity in affiliates and minority interests					5,923
Equity in earnings of non-consolidated affiliates					91
Minority interests in income of consolidated subsidiaries	(4,512)	(12)	(969)	—	(5,493)

Income from continuing operations					521
Loss from discontinued operations					(1,485)

Net Loss					$(964)

Non cash stock based compensation	$8	$28	$—	$769	$805

Supplemental Segment Information:

Capital expenditures	$2,604	$743	$181	$17	$3,545

Six Months Ended June 30, 2006

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$118,590	$39,812	$39,809	$—	$198,211

Cost of services sold	63,654	29,407	27,580	—	120,641

Office and general expenses	34,300	7,333	6,987	12,387	61,007

Depreciation and amortization	9,045	2,189	569	97	11,900

Operating Profit/Loss)	11,591	883	4,673	(12,484)	4,663

Other Income (Expense):
Other income					1,073
Interest expense, net					(4,173)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,563
Income tax recovery					1,009

Income from continuing operations before equity in affiliates and minority interests					2,572
Equity in earnings of non-consolidated affiliates					501
Minority interests in income of consolidated subsidiaries	(6,610)	(38)	(1,537)	—	(8,185)

Loss from continuing operations					(5,112)
Loss from discontinued operations					(10,524)

Net Loss					$(15,636)

Non cash stock based compensation	$491	$12	$2,338	$2,491	$5,332
Supplemental Segment Information:

Capital expenditures	$6,067	$4,619	$419	$192	$11,297

Goodwill and intangibles	$194,373	$28,531	$26,016	$—	$248,920

Total assets	$324,473	$55,566	$72,842	$63,322	$516,203

Six Months Ended June 30, 2005 (Restated)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$94,112	$32,502	$37,453	$—	$164,067

Cost of services sold	48,586	25,518	25,566	—	99,670

Office and general expense	26,915	5,121	6,250	10,710	48,996

Depreciation and amortization	7,539	1,724	434	73	9,770

Operating Profit/(Loss)	11,072	139	5,203	(10,783)	5,631

Other Income (Expense):
Other income					1,013
Interest expense, net				—	(2,394)

Income (Loss) from continuing operations before income taxes, equity in affiliates and minority interests					4,250
Income tax recovery					2,019

Income from continuing operations before equity in affiliates and minority interests					6,269
Equity in earnings of non-consolidated affiliates					275
Minority interests in income of consolidated subsidiaries	(6,649)	(13)	(1,640)	—	(8,302)

Loss from continuing operations					(1,758)
Loss from discontinued operations					(2,989)

Net Loss					$(4,747)

Non cash stock based compensation	$16	$55	$—	$1,725	$1,796

Supplemental Segment Information:

Capital expenditures	$3,680	$933	$305	$52	$4,970

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	United Kingdom	Total
Revenue
Three Months Ended June 30,
2006	$84,905	$14,587	$646	$100,138
2005	$75,752	$13,113	$1,490	$90,355
Six Months Ended June 30,
2006	$168,665	$27,620	$1,926	$198,211
2005	$133,493	$26,662	$3,912	$164,067

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at June 30, 2006 would be expected to be owing in 2006.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2006, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $113,785 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $23,223 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

During 2005, a put option was exercised and the Company settled this put option during the third quarter of 2006 in exchange for a fixed payment of approximately $1,492 (see Note 14). This transaction will reduce the put option obligations noted above as of June 30, 2006.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and six months ended June 30, 2006 and 2005, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments. The Company has commitments to fund $660 in two investment funds over a period of up to three years. At June 30, 2006, the Company has $4,521 of undrawn outstanding letters of credit.

13.      New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company is currently evaluating the impact if any this Interpretation will have on its financial statements.

14.     Subsequent Events

On August 3, 2006, the Company amended the terms of its Credit Facility. Pursuant to such amendment, the lenders agreed to (i) permit the Company’s Marketing Communications Group to incur capital expenditures in an aggregate amount not to exceed $25 million for the fiscal year ending December 31, 2006; (ii) exclude capital expenditures incurred by Accent Marketing Services (a subsidiary of the Company) from the fixed charges ratio; and (iii) increase the permitted amount of investments that may be made by the Company by an additional $2 million, which amount would increase by an additional $1 million following the Company’s disposition of the Secure Products International Group.

On July 27, 2006, the Company settled a put option obligation for a fixed amount of $1,492, relating to the purchase of 4.3% of additional shares of Accent Marketing LLC. The settlement of this put will be satisfied by the cancellation of an outstanding promissory note to the Company of $1,068 and cash of $424.

On July 31, 2006, one of the entities in the SMS segment ceased using its west coast facility. As a result of this action the Company will record a charge to operating income of approximately $1,600 and income from continuing operations will be impacted by approximately $450.

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

The following discussion focuses on the operating performance of the Company for the three and six month periods ended June 30, 2006 and 2005, and the financial condition of the Company as of June 30, 2006. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2005 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Effective with the accounting classification of the Secure Products International Group as discontinued operations, MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are three reportable operating segments: Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communications Services (“SCS”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions. MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into a number of acquisition and disposal transactions in 2006 and 2005, which affected revenues, expenses, operating income, net income, assets and liabilities. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and Note 6 “Discontinued Operations” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Other important factors that could affect our results of operations are set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the period ended December 31, 2005. As of the quarter ended September 30, 2005, the Company changed the composition of its reportable segments. Accordingly, to reflect this change in composition, the Company has restated the previously reported segment information for the comparable periods in 2005 to reflect this changed segment composition.

Summary of Key Transactions

Secure Products Group

In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Business and Secure Card Business (collectively, “SPI”). These are non-core operations, and their divestiture will allow MDC Partners to better focus on its Marketing Communications businesses. Since that date, the Company has engaged in active negotiations for the sale of the SPI Group. As of the date of this Form 10-Q filing, the Company continues to pursue the sale of the SPI Group with interested parties, but has not entered into a definitive agreement with any potential buyer.

Based on these events, management has concluded that the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations have been met. Discontinued operations relating to SPI for the three months ended June 30, 2006 and 2005 amounted to net losses of $9.6 million and $1.3 million, respectively. For the six months ended June 30, 2006 and 2005 discontinued operations relating to SPI amounted to net losses of $10.5 million and $2.7 million, respectively. Based on the estimated net proceeds from a sale, the Company has recorded an impairment loss relating to SPI’s net assets of approximately $7.9 million for the three and six months ended June 30, 2006. This loss has been included in discontinued operations for the three and six months ended June 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $0.6 million and $1.1 million for the three and six months ended June 30, 2006 and $0.4 million and $0.8 million for the three and six months ended June 30, 2005.

Zyman Group Acquisition

On April 1, 2005, MDC, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for a purchase price equal to $52.4 million in cash and 1,139,975 Class A shares of MDC. In addition, MDC may be required to pay up to an additional $12 million in cash and Class A shares to the sellers if Zyman Group achieves specified financial targets for the twelve-month periods ending June 30, 2006 and/or June 30, 2007. MDC’s acquisition of the Zyman Group enabled MDC to expand its capabilities in the areas of strategic marketing knowledge and solutions.

During the first five years following MDC’s acquisition of the Zyman Group, MDC’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group. Thereafter, based on calculations set forth in the operating agreement of Zyman Group (the “LLC Agreement”), the Company’s share of remaining Zyman Group profits in excess of the annual threshold amount may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

As of June 30, 2006, the annual priority return is expected to be approximately $12.7 million, with the minority owners receiving the next $7.9 million up to the “threshold” amount of $20.6 million. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s expected results for 2006, the Company expects to receive not more than its priority return from Zyman Group in 2006.

8% Convertible Debentures

MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to C$45.0 million as of June 28, 2005 ($36.7 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. From January 1, 2006 until June 30, 2006, the Debentures had an annual interest rate of 8.50%. Effective July 1, 2006, the Debentures reverted back to an annual rate of 8.00%.

Results of Operations:
For the Three Months Ended June 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$58,192	$20,906	$21,040	$—	$100,138

Cost of services sold	31,914	15,609	13,377	—	60,900

Office and general expenses	17,314	3,858	3,693	6,320	31,185

Depreciation and amortization	3,641	1,126	288	63	5,118

Operating Profit/(Loss)	5,323	313	3,682	(6,383)	2,935

Other Income (Expense):
Other income					509
Interest expense, net					(1,636)

Income before income taxes, equity in affiliates and minority interests					1,808
Income tax recovery					530

Income before equity in affiliates and minority interests					2,338
Equity in earnings of non-consolidated affiliates					227
Minority interests in income of consolidated subsidiaries	(2,657)	(8)	(769)	—	(3,434)

Loss from Continuing Operations					(869)
Loss from Discontinued Operations					(9,634)

Net Loss					$(10,503)

Non cash stock based compensation	$271	$6	$—	$1,530	$1,807

Results of Operations:
For the Three Months Ended June 30, 2005
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total
Revenue	$54,435	$16,159	$19,761	$—	$90,355

Cost of services sold	27,227	12,322	12,931	—	52,480

Office and general expenses	14,957	2,892	3,044	4,651	25,544

Depreciation and amortization	5,192	870	219	39	6,320

Operating Profit/(Loss)	7,059	75	3,567	(4,690)	6,011

Other Income (Expense):
Other income					851
Interest expense, net					(1,624)

Income from continuing operations before income taxes, equity in affiliates and minority interests					5,238
Income tax recovery					685

Income from continuing operations before equity in affiliates and minority interests					5,923
Equity in Earnings of Non-Consolidated Affiliates					91
Minority interests in income of consolidated subsidiaries	(4,512)	(12)	(969)	—	(5,493)

Income from Continuing Operations					521
Loss from Discontinued Operation					(1,485)

Net Loss					$(964)

Non cash stock based compensation.	$8	$28	$—	$769	$805

Results of Operations:
For the Six Months Ended June 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$118,590	$39,812	$39,809	$—	$198,211

Cost of services sold	63,654	29,407	27,580	—	120,641

Office and general expenses	34,300	7,333	6,987	12,387	61,007

Depreciation and amortization	9,045	2,189	569	97	11,900

Operating Profit/(Loss)	11,591	883	4,673	(12,484)	4,663

Other Income (Expense):
Other income					1,073
Interest expense, net					(4,173)

Income before income taxes, equity in affiliates and minority interests					1,563
Income tax recovery					1,009

Income before equity in affiliates and minority interests					2,572
Equity in earnings of non-consolidated affiliates					501
Minority interests in income of consolidated subsidiaries	(6,610)	(38)	(1,537)	—	(8,185)

Loss from Continuing Operations					(5,112)
Loss from Discontinued Operations					(10,524)

Net Loss					$(15,636)

Non cash stock based compensation	$491	$12	$2,338	$2,491	$5,332

Results of Operations:
For the Six Months Ended June 30, 2005
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total
Revenue	$94,112	$32,502	$37,453	$—	$164,067

Cost of services sold	48,586	25,518	25,566	—	99,670

Office and general expenses	26,915	5,121	6,250	10,710	48,996

Depreciation and amortization	7,539	1,724	434	73	9,770

Operating Profit/(Loss)	11,072	139	5,203	(10,783)	5,631

Other Income (Expense):
Other income					1,013
Interest expense, net					(2,394)

Income from continuing operations before income taxes, equity in affiliates and minority interests					4,250
Income tax recovery					2,019

Income from continuing operations before equity in affiliates and minority interests					6,269
Equity in Earnings of Non-Consolidated Affiliates					275
Minority interests in income of consolidated subsidiaries	(6,649)	(13)	(1,640)	—	(8,302)

Loss from Continuing Operations					(1,758)
Loss from Discontinued Operations					(2,989)

Net Loss					$(4,747)

Non cash stock based compensation	$16	$55	$—	$1,725	$1,796

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

On a consolidated basis, revenue was $100.1 million for the second quarter of 2006, representing an increase of $9.7 million or 11%, compared to revenue of $90.4 million in the second quarter of 2005. This increase includes $8.2 million relating to organic growth, primarily resulting from new business wins and additional revenues from existing clients, particularly in the United States. In addition, a weakening of the US dollar versus the Canadian dollar, in the second quarter of 2006 as compared to the second quarter of 2005, resulted in increased revenue of approximately $1.4 million.

Operating profit for the second quarter of 2006 was $2.9 million, compared to $6.0 million for the same quarter of 2005. The decrease in operating profit was primarily the result of a decrease in operating profit of $1.8 million in the Strategic Marketing Services segment coupled with an increase in corporate expenses of $1.7 million, partially offset by increases in operating profit in the Customer Relationship Management and Specialized Communications Services segment.

The net loss for the second quarter of 2006 increased from $1.0 million in 2005 to $10.5 million in 2006, primarily as a result of a $7.9 million impairment charge relating to the discontinued operations of SPI. In addition, operating profit decreased by $3.1 million as discussed above, which was partially offset by a decrease in income attributable to minority interests of $2.1 million.

Marketing Communications Group

Revenues for the second quarter of 2006 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communications Services (“SCS”), were $100.1 million compared to $90.4 million in the second quarter of 2005, representing an increase of $9.7 million or 11%.

The components of revenue growth for the Marketing Communications Group, for the second quarter of 2006 are shown in the following table:

	Revenue
	(in millions)%
Three months ended June 30, 2005	$90.4
Organic	8.2	9%
Acquisitions	0.1	0%
Foreign exchange impact	1.4	2%
Three months ended June 30, 2006	$100.1	11%

The Marketing Communications Group had organic revenue growth of $8.2 million or 9% for the second quarter of 2006, primarily attributable to new business wins and additional revenues from existing clients, particularly in the United States. In addition, a weakening of the U.S. dollar versus the Canadian dollar during the second quarter of 2006, as compared to the second quarter of 2005, resulted in increased revenues of approximately $1.4 million.

The percentage of revenue by geographic region remained relatively consistent with the prior year quarter and is demonstrated in the following table:

	Revenue
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
US	85%	84%
Canada	14%	14%
UK	1%	2%

The operating profit of the Marketing Communications Group for the second quarter of 2006 decreased by approximately $1.4 million or 13% to $9.3 million from $10.7 million. Operating margins were 9.3% for 2006 as compared to 11.8% for the second quarter of 2005. The decrease in operating margins was primarily reflective of an increase in cost of services sold including in particular direct costs and staff costs as a percentage of revenues, partially offset by decreased amortization of intangibles relating to the Zyman Group acquisition. Office and other administrative expenses as a percentage of revenue remained relatively consistent with the prior year period.

Strategic Marketing Services

Revenues attributable to SMS for the second quarter of 2006 were $58.2 million compared to $54.4 million in the second quarter of 2005. This increase of $3.8 million or 7% included organic revenue growth of approximately $3.2 million resulting from new client business wins. In addition, a weakening of the US dollar compared to the Canadian dollar in the second quarter of 2006 compared to the same quarter in 2005 resulted in a $0.5 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS for the second quarter of 2006 decreased by approximately $1.8 million or 25% to $5.3 million from $7.1 million for the second quarter of 2005, while operating margins were 9.1% for the second quarter of 2006 as compared to 12.9% in the second quarter of 2005. The decreased profits were primarily attributable to an increase in total staff costs as a percentage of revenue from 54% in 2005 to 58% in 2006, partially offset by decreased amortization of intangibles resulting from the Zyman acquisition. The increase in staff as a percentage of revenue results from reduced revenue at certain business units, offset in part by an increase in headcount resulting from organic growth at several of the business units.

Customer Relationship Management

Revenues reported by the CRM segment for the second quarter of 2006 were $20.9 million, an increase of $4.7 million or 29% compared to the $16.2 million reported for the first quarter of 2005. This growth was entirely organic and was due primarily to additional business from existing clients.

The operating profit of CRM increased by approximately $0.2 million to $0.3 million for the second quarter of 2006, from $0.1 million for the second quarter of 2005. Operating margins were 1.5% for the second quarter of 2006 as compared to 0.5% in the second quarter of 2005. The increase primarily reflected a decrease in the cost of services sold as a percentage of revenue, due to the implementation of a new service contract with one of the segment’s large clients. Office and general expenses as a percentage of revenue remained relatively consistent as compared to the prior period.

Specialized Communications Services

SCS generated revenues of $21.0 million for the second quarter of 2006, $1.2 million or 6% higher than the second quarter of 2005, of which $0.9 million related to a weakening of the U.S. dollar compared to the Canadian dollar in the second quarter of 2006 compared to the same quarter in 2005. In addition, for the second quarter of 2006, organic revenue increased by $0.3 million as a result of new business wins partially offset by non-recurring projects.

The operating profit of SCS increased by 3% to $3.7 million in the second quarter of 2006, from $3.6 million in the prior-year second quarter due primarily to the increase in revenue of $1.2 million discussed above partially offset by an increase in total staff costs as a percentage of revenue from 41% in the second quarter of 2005 to 44% in the second quarter of 2006. As a result, operating margins decreased to 17.5% for the second quarter of 2006 as compared to 18.0% in the second quarter of 2005.

Corporate

Operating expenses for the second quarter of 2006 increased by $1.7 million to $6.4 million from $4.7 million in the prior year quarter. The increase is primarily attributable to increased compensation costs of $2.0 million, of which $0.8 million relates to stock based compensation, and increased capital taxes of $0.4 million, partially offset by a decrease in professional fees of $0.9 million.

Other Income (Expense)

Other income decreased from $0.9 million in the second quarter of 2005 to $0.5 million in the second quarter of 2006 due primarily to a $0.8 million gain on the recovery of an asset in the second quarter of 2005, partially offset by an increase in foreign currency transaction gains of $0.2 million and a gain on sale of assets of $0.3 million in the second quarter of 2006.

Income Taxes Recovery

The income tax recovery recorded in the second quarter of 2006 was $0.5 million as compared to $0.7 million in the second quarter of 2005. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges and non-deductible, non-cash stock based compensation charges in both the 2006 and 2005 second quarter.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Minority Interests

Minority interest expense was $3.4 million for the second quarter of 2006, down $2.1 million from the $5.5 million of minority interest expense incurred during the second quarter of 2005 due primarily to the decrease in profitability of the SMS operating segment.

Discontinued Operations

Loss from discontinued operations of $9.6 million and $1.5 million was reported for the second quarter of 2006 and 2005 respectively, and primarily relates to the expected disposition of SPI.

Beginning in June of 2006, the Company began negotiating with buyers to sell the stock of SPI. Based on these negotiations, management has concluded all the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations. Discontinued operations relating to SPI for the three months ended June 30, 2006 and 2005 amounted to net losses of $9.6 million and $1.3 million, respectively. Based on the estimated net proceeds from a sale, the Company has recorded an impairment loss relating to SPI’s net assets of approximately $7.9 million for the three months ended June 30, 2006. This impairment has been included in discontinued operations net loss for the three months ended June 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $0.6 million and $0.4 million for the three months ended June 30, 2006 and 2005.

During July 2005, LifeMed completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6.2 million. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all 2005 periods presented in the condensed consolidated statement of operations.

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

For the three months ended June 30, 2005, discontinued operations relating to LifeMed and Mr. Smith amounted to net losses of $0.2 million.

Net Income Loss

As a result of the foregoing, the net loss recorded for the second quarter of 2006 was $10.5 million, or a loss of $ (0.44) per diluted share, compared to the net loss of $1.0 million, or $ (0.04) per diluted share, reported for the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue was $198.2 million for the first six months of 2006, representing an increase of $34.1 million or 21%, compared to revenue of $164.1 million in the first six months of 2005. This increase includes $19.9 million relating to organic growth, primarily resulting from new business wins in the United States, as well as $12.2 million relating to acquisition growth. In addition, a weakening of the US dollar versus the Canadian dollar, in the first six months of 2006 as compared to the first six months of 2005, resulted in increased revenue of approximately $2.0 million.

Operating profit for the first six months of 2006 was $4.7 million, compared to $5.6 million for the same period of 2005. The decrease in operating profit was primarily the result of an increase in non-cash stock-based compensation of $3.5 million and depreciation and amortization of $2.1 million relating to the Zyman acquisition offset by the increase in revenue.

Cost of services sold and office and general expenses for the six months ended June 30, 2006, remained relatively consistent as a percentage of revenue as compared to the same prior year period.

The net loss for the first six months of 2006 increased by $10.9 million to $15.6 million from $4.7 million for the first six months of 2005, primarily as a result of a $7.9 million impairment charge relating to the discontinued operations of SPI. In addition, interest expense increased by $1.8 million as a result of the increased borrowings in connection with the Zyman acquisition and operating income decreased by $0.9 million as discussed above.

Marketing Communications Group

Revenues for the first six months of 2006 attributable to Marketing Communications, which consists of three reportable segments - SMS, CRM, and SCS, were $198.2 million compared to $164.1 million in the first six months of 2005, representing an increase of $34.1 million or 21%.

The components of revenue growth for the Marketing Communications Group, for the first six months of 2006 are shown in the following table:

	Revenue
	in millions	%
Six months ended June 30, 2005	$164.1
Organic	19.9	12%
Acquisitions	12.2	8%
Foreign exchange impact	2.0	1%
Six months ended June 30, 2006	$198.2	21%

The Marketing Communications Group had organic revenue growth of $19.9 million or 12% for the first six months of 2006, primarily attributable to new business wins and additional revenues from existing clients, particularly in the U.S. Acquisitions contributed revenue growth of $12.2 million, including $11.7 million related to the acquisition of the Zyman Group. In addition, a weakening of the U.S. dollar versus the Canadian dollar during the first six months of 2006, as compared to the first six months of 2005, resulted in increased revenues of approximately $2.0 million.

The positive organic growth, combined with acquisitions, resulted in a shift in the geographic mix of revenues, causing an increase in the percentage of revenue growth attributable to U.S. operations versus Canadian- and UK-based operations compared to the geographic mix experienced in 2005.

This shift is demonstrated in the following table:

	Revenue
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
US	85%	82%
Canada	14%	16%
UK	1%	2%

The operating profit of the Marketing Communications Group increased by approximately $0.8 million or 5% to $17.2 million for the first six months of 2006 from $16.4 million for the first six months of 2005, while operating margins were 8.7% for 2006 as compared to 10% in 2005. The decrease in operating margins was primarily reflective of increased amortization of intangibles relating to the Zyman Group acquisition and increased stock based compensation charges of $2.8 million. Cost of services and office and general expenses as a percentage of revenue remained relatively consistent with the prior year period.

Strategic Marketing Services

Revenues attributable to SMS for the first six months of 2006 were $118.6 million compared to $94.1 million in the first six months of 2005. The six month increase of $24.5 million or 26% included organic revenue growth of approximately $12.0 million resulting from new client business wins and acquisition related growth of approximately $11.7 million. In addition, a weakening of the US dollar compared to the Canadian dollar in the first six months of 2006 compared to the same period in 2005 resulted in a $0.8 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS for the first six months of 2006 increased by approximately $0.5 million or 4.5% to $11.6 million from $11.1 million for the first six months of 2005, while operating margins were 9.8% for 2006 as compared to 11.8% in 2005. The increased profits were primarily attributable to the increase in revenue partially offset by an increase in staff costs and other direct costs as a percentage of revenue in the first six months of 2006 compared to the first six months of 2005, and increased stock based compensation and increased amortization of intangibles resulting from the Zyman acquisition. The increase in staff costs as a percentage of revenue results from reduced revenue at certain business units, offset in part by an increase in headcount resulting from organic growth at several of the business units.

Customer Relationship Management

Revenues reported by the CRM segment for the six months ended June 30, 2006 were $39.8 million, an increase of $7.3 million or 22% compared to the $32.5 million reported for the first six months of 2005. This growth was entirely organic and was due primarily to additional business from existing clients.

The operating profit of CRM increased by approximately $0.8 million to $0.9 million for the first six months of 2006, from $0.1 million for the first six months of 2005. Operating margins were 2.2% for the first six months of 2006 as compared to 0.4% in the first six months of 2005. The increase primarily reflected a decrease in the cost of services sold as a percentage of revenue, due to the implementation of a new service contract with one of the segment’s large clients partially offset by increases in office and general expenses as a percentage of revenue and depreciation and amortization. These increases resulted from the startup of an additional service location.

Specialized Communications Services

SCS generated revenues of $39.8 million for the first six months of 2006, $2.4 million or 6.4% higher than the first six months of 2005, of which $1.3 million related to a weakening of the U.S. dollar compared to the Canadian dollar in the first six months of 2006 compared to the same prior year period. In addition, organic revenue increased $0.6 million as a result of new business wins offset by non-recurring projects. The remaining revenue increased $0.5 million and was attributable to acquisition related growth.

The operating profit of SCS decreased by approximately $0.5 million or 9.6% to $4.7 million in the first six months of 2006, from $5.2 million in the first six months of 2005 due primarily to the increase in stock-based compensation of $2.3 million relating to the price paid for membership interests, which was less than the fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC during the first quarter of 2006. As a result, operating margins decreased to 11.7% for 2006 as compared to 13.9% in 2005.

Corporate

Operating expenses for the six months ended June 30, 2006 increased by $1.7 million to $12.5 million from $10.8 million in the prior year period. The increase is primarily attributable to increased compensation costs of $2.2 million, of which $0.8 million relates to stock based compensation, and increased capital taxes of $0.2 million, partially offset by a decrease in professional fees of $0.7 million.

Net Interest Expense

Net interest expense for the first six months of 2006 was $4.2 million, $1.8 million higher than the $2.4 million incurred during the first six months of 2005. Interest expense increased $1.8 million in the first six months of 2006 compared to the first six months of 2005 due to higher outstanding debt combined with higher interest rates in 2006, due to the acquisition of the Zyman Group and the issuance of the 8% debentures (which accrued interest at 8.5% during the first six months of 2006). Interest income remained consistent in the first six months of 2006 as compared to the first six months of 2005.

Income Taxes Recovery

The income tax recovery recorded in the first six months of 2006 was $1.0 million, compared to a recovery of $2.0 million for the first six months of 2005. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges and non deductible non-cash stock based compensation charges in both 2006 and 2005.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first six months of 2006, income of $0.5 million was recorded, $0.2 million higher than the $0.3 million earned in the first six months of 2005.

Discontinued Operations

Loss from discontinued operations of $10.5 million and $3.0 million was reported for the first six months of 2006 and 2005 respectively, and primarily relates to the expected disposition of SPI.

Beginning in June of 2006, the Company began negotiating with buyers to sell the stock of SPI. Based on these negotiations, management has concluded the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations. Discontinued operations relating to SPI for the six months ended June 30, 2006 and 2005 amounted to net losses of $10.5 million and $2.7 million, respectively. Based on the estimated net proceeds from a sale, the Company has recorded an impairment loss relating to SPI’s net assets of approximately $7.9 million for the six months ended June 30, 2006. This loss has been included in discontinued operations for the six months ended June 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.1 million and $0.8 million for the six months ended June 30, 2006 and 2005.

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

For the six months ended June 30, 2005, discontinued operations relating to LifeMed and Mr. Smith amounted to $0.3 million, respectively.

Net Income Loss

As a result of the foregoing, the net loss recorded for the first six months of 2006 was $15.6 million, or a loss of $(0.66) per diluted share, compared to the net loss of $4.7 million, or $(0.21) per diluted share, reported for the first six months of 2005.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the Six months ended June 30, 2006	As of and for the Six months ended June 30, 2005	As of and for the Year ended December 31, 2005
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$5,182	$16,114	$12,923
Working capital (deficit)	$(104,573)	$(32,237)	$(99,935)
Cash from operations	$13,211	$(3,284)	$4,670
Cash from investing	$(15,125)	$(59,551)	$(67,404)
Cash from financing	$(5,552)	$56,634	$52,316
Long-term debt to shareholders’ equity ratio	0.85	0.79	0.81
Fixed charge coverage ratio	1.28	1.95	2.04

As of June 30, 2006, and December 31, 2005, $3.7 million and $5.3 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

At June 30, 2006, the Company had a working capital deficit of $104.6 million compared to a deficit of $99.9 million at December 31, 2005. The decrease in working capital is primarily due to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets.

Since September 30, 2005, the Company has classified the outstanding borrowings under the Credit Facility of $71.5 million and $73.5 million as of June 30, 2006 and December 31, 2005, respectively, as a current liability. See Long-term Debt below.

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by operations, including changes in non-cash working capital, for the first six months of 2006 was $13.2 million. Cash flow provided by continuing operations for the first six months of 2006 was $11.6 million. This was attributable primarily to the net loss from continuing operations of $5.1 million, plus non-cash depreciation and amortization of $12.7 million, non-cash stock based compensation of $4.9 million and cash flows from non-cash working capital of $2.5 million. Cash used in continuing operations was $4.8 million in the first six months of 2005 and was primarily reflective of a net loss from continuing operations of $1.8 million and uses of non-cash working capital of $11.8 million. This was partially offset by non-cash depreciation and amortization of $10.4 million and non-cash stock based compensation of $1.8 million. Discontinued operations provided cash of $1.6 million in the first six months of 2006 compared to $1.5 million during the first six months of 2005.

Investing Activities

Cash flows used in investing activities were $15.1 million for the first six months of 2006, compared with $59.6 million in the first six months of 2005.

Expenditures for capital assets in the first six months of 2006 were $11.3 million. Of this amount, $11.1 million were made by the Marketing Communications Group, which consisted primarily of leasehold improvements, computer equipment and switching equipment, and $0.2 million related to the purchase of corporate assets. In the first six months of 2005, capital expenditures totaled $5.0 million and primarily related to the Marketing Communications Group’s acquisition of computer and switching equipment.

Cash flow used in acquisitions was $3.6 million in the first six months of 2006 and primarily related to investments in marketing communication businesses related to the settlement of put options and earn out payments. In the first six months of 2005, cash flow used in acquisitions was $53.6 million and related to the purchase of the Zyman Group..

Distributions received from non-consolidated affiliates amounted to $0.4 million and $0.5 million for the first six months of 2006 and 2005, respectively.

Discontinued operations used cash of $1.2 million in 2006 and $1.8 million in 2005 relating to capital asset purchases.

Financing Activities

During the first six months of 2006, cash flows used in financing activities amounted to $5.6 million, and consisted of $5.6 million of repayments of debt from continuing operations and $0.5 million of proceeds from the issuance of share capital. During the first six months of 2005, cash flows provided by financing activities amounted to $56.6 million, and consisted of proceeds from the issuance of long term debt of $62.2 million relating to the issuance of $36.6 million of convertible debentures and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group. Payments made of $3.3 million consist of payments under capital leases and debt assumed in the Zyman Group acquisition. In addition, the company incurred $3.3 million of finance costs relating to both the convertible debentures and various amendments under the Credit Facility.

Discontinued operations used cash of $0.5 million and $0.4 million in 2006 and 2005 respectively, relating to payments under capital leases.

Long-Term Debt

Long-term debt (including the current portion of long-term debt) as of June 30, 2006 was $118.2 million, a decrease of $5.0 million compared with the $123.2 million outstanding at December 31, 2005. The decrease was primarily the result of repayments under the Credit Facility and the reduction in capital lease obligations in connection with the discontinued operations of SPI as a component of liabilities related to assets held for sale.

The Company is currently in compliance with all of the terms and conditions of its Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months. However, as a result of the need to obtain waivers and amend the Credit Facility in one of the past three reporting periods, the Company has determined that the most conservative accounting classification is for the outstanding debt under the Credit Facility to be classified as current. Notwithstanding this accounting classification, management believes that the Company will be in compliance with its financial covenants for at least the next twelve months. Although the outstanding balance under the Credit Facility of $71.5 million as of June 30, 2006 has been classified as current, the maturity date of the Credit Facility remains September 22, 2007.

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

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, (iv) minimum net worth, and (v) limitations on capital expenditures, in each case as such term is specifically defined in the Credit Facility. For the period ended June 30, 2006, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

June 30, 2006
Total Debt Ratio	2.31 to 1.0
Maximum per covenant	2.75 to 1.0

Fixed Charges Ratio	1.42 to 1.0
Minimum per covenant	1.05 to 1.0

Minimum Liquidity	$25.8 million
Minimum per covenant	$9.2 million

Net Worth	$143.5 million
Minimum per covenant	$132 million

Subsequent to June 30, 2006, certain of these financial covenants under the Credit Facility will become more restrictive. Specifically, the maximum Total Debt Ratio covenant under the Credit Facility will be as follows: September 30, 2006 and thereafter—2.5 to 1.0. The minimum Fixed Charges Ratio covenant under the Credit Facility will be as follows: September 30, 2006—1.15 to 1.00; and December 31, 2006 and thereafter—1.25 to 1.00.

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as noncompliance with such covenants could have a material adverse effect on the Company.

Capital Resources

At June 30, 2006 the Company had utilized approximately $77.0 million of its Credit Facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements, as at June 30, 2006 was approximately $28.3 million.

The Company expects to incur approximately $13.0 million of capital expenditures for the remainder of 2006. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries including the opening of a new customer contact facility. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility, and refinancings thereof, will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth or growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At June 30, 2006, approximately $1.0 million of deferred consideration is included in the Company’s balance sheet and relates to acquisitions in prior years. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $113.8 million of additional deferred purchase obligations could be triggered during 2006 or thereafter, including approximately $23.2 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2006, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $113.8 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $23.2 million by the issuance of the Company’s Class A subordinate voting shares. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its credit facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $8.4 million of the estimated $113.8 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. During July 2006, the Company settled $1.5 million of these outstanding put option rights. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $19.4 million.

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

Revenue Recognition. The Company generates services revenue from its Marketing Communications businesses.

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

Measurement of compensation cost for awards that are outstanding and classified as equity, at January 1, 2006, will be based on the original grant-date fair value calculations of those awards. The Company had previously adopted FAS 123 and as such has been expensing the fair value of all awards issued after January 1, 2003. For all previously issued awards, the Company has been providing pro-forma disclosure for such awards. Upon the adoption of FAS 123(R), the Company expenses the fair value of the awards granted prior to January 1, 2003. The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The adoption of FAS 123(R) did not have a material effect on the Company’s financial position or results of operations.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company is currently evaluating the impact if any this Interpretation will have on its financial statements.

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

•	risks arising from identified and potential future material weaknesses in internal control over financial reporting;

•	the Company’s ability to retain and attract key employees;

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•	foreign currency fluctuations; and

•	risks arising from the Company’s internal review of its historical option grant practices.

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

Investors should carefully consider these risk factors, the risk factors specified in Item 1A of this Form 10-Q, and in the additional risk factors outlined in more detail in the Company’s Annual Report on Form 10-K under the caption “Risk Factors” and in the Company’s other SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments. At June 30, 2006, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $72.4 million, as of June 30, 2006, a 1.0% increase or decrease in the weighted average interest rate, which was 8.15% during the six months ended June 30, 2006, would have an interest impact of approximately $0.7 million annually.

Foreign Exchange. The Company conducts business in three currencies, the US dollar, the Canadian dollar, and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Result of Operations”. For the most part, our revenues and expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative in order to mitigate the risk of currency fluctuations relating to interest payment obligations. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. On June 22, 2006, the Company settled this Swap.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and in light of the facts and material weaknesses in the Company’s internal control over financial reporting described below, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date. Accordingly, the Company performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP. These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures to provide reasonable assurance that the financial statements included in this report are fairly presented in all material respects.

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

The Company is currently designing and implementing improved controls to address the material weaknesses described above. In the second quarter of 2006, the Company took (and, in certain cases, subsequently took or is continuing to take) the following steps in an effort to enhance its overall internal control over financial reporting and to address these material weaknesses. Specifically, the Company:

1. Hired additional accounting and finance department staff with US GAAP experience for its accounting and finance departments at the Company’s operating subsidiaries and corporate head office;

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

The Company continues to dedicate significant personnel and financial resources to the ongoing development and implementation of a plan to remediate its material weaknesses in internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2006 or subsequently that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005, other than the following item:

We are conducting an ongoing review of our option grant practices and the results of this review may give rise to uncertainties and liabilities.

The Company and its Board of Directors are continuing to review the Company’s equity award practices and procedures.  Based on findings to-date, we do not expect that any material impact to, or restatement of, previously issued financial statements should arise from the results of this review. However, the initial findings of this review indicate that the exercise prices of option grants made during 2001 to 2003 were lower, by an aggregate of approximately $3.5 million, than the market prices of the Company’s stock on the grant dates. In accordance with the underlying terms of the applicable Option Plan, the Company has concluded that in the cases where the exercise price for an option grant was originally established to be less than the market price on the date on which the Company had received final written Compensation Committee resolutions to approve the grant, the exercise price of such option has been deemed amended by a self-correcting provision to the extent necessary to bring the exercise price into compliance with the provisions of the Option Plan. The Company’s findings relating to its historical option grant activity may nonetheless give rise to liabilities. In addition, the final results of this review may raise further issues that may give rise to potential adverse consequences for the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no transactions occurring during the second quarter of 2006 in which the Company issued shares of its Class A subordinate voting shares that were not registered with the SEC. The Company made no purchases of its equity securities during the first six months of 2006.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	This item is answered in respect of the Annual Meeting of Shareholders held on June 1, 2006 (the “Annual Meeting”).

(b)
No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

At the Annual Meeting, shareholder votes were cast for the election of management's nominees for Director as follows:

NOMINEE	FOR	WITHHELD

Miles S. Nadal	17,690,023	496,132

Steven Berns	18,167,948	18,207

Thomas N. Davidson	18,174,680	11,476

Richard R. Hylland	18,172,680	13,475

Robert J. Kamerschen	18,167,680	18,475

Scott Kauffman	18,174,680	11,475

Senator Michael J.L. Kirby	18,180,218	5,937

Stephen M. Pustil	18,167,486	18,669

Francois R. Roy	18,180,218	5,937

Thomas Weigman	18,173,680	12,475

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006 (incorporated by reference to the Company’s Form 10-Q filed on May 5, 2006);

10.2	Amendment No. 8 dated as of August 3, 2006, to the Credit Agreement (made on September 22, 2004)*

12	Statement of computation of ratio of earnings to fixed charges;*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and CFO pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

99.1	List of the Company’s operating subsidiaries by reportable segments.*

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Chief Accounting Officer

August 8, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006 (incorporated by reference to the Company’s Form 10-Q filed on May 5, 2006);

10.2	Amendment No. 8 dated as of August 3, 2006, to the Credit Agreement (made on September 22, 2004)*

12	Statement of computation of ratio of earnings to fixed charges;*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and CFO pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

99.1	List of the Company’s operating subsidiaries by reportable segments*.

* Filed electronically herewith.