Form 10-Q
period 2006-09-30
MDC PARTNERS INC
filed 2006-11-09
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-13178

_________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of November 1, 2006 were: 24,191,113 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Services	$101,122	$96,977	$299,333	$261,042

Operating Expenses:
Cost of services sold (1)	57,150	55,509	177,790	155,180
Office and general expenses (2)	36,666	28,853	97,672	77,826
Depreciation and amortization	6,696	6,905	18,595	16,675
	100,512	91,267	294,057	249,681

Operating profit	610	5,710	5,276	11,361

Other Income (Expenses):
Other income (expense)	625	(395)	1,697	616
Interest expense	(3,704)	(2,302)	(8,134)	(4,926)
Interest income	171	—	429	230
	(2,908)	(2,697)	(6,008)	(4,080)

Income (loss) from continuing operations before income taxes, equity
in affiliates and minority interests	(2,298)	3,013	(732)	7,281
Income tax recovery	812	397	1,711	1,676

Income/(loss) from continuing operations before equity in affiliates
and minority interests	(1,486)	3,410	979	8,957
Equity in earnings of non-consolidated affiliates	129	348	630	624
Minority interests in income of consolidated subsidiaries	(1,780)	(6,073)	(9,965)	(14,374)

Loss from continuing operations	(3,137)	(2,315)	(8,356)	(4,793)
Income/(loss) from discontinued operations	(9,772)	660	(20,190)	(1,609)

Net Loss	$(12,909)	$(1,655)	$(28,546)	$(6,402)

Income/(Loss) Per Common Share:
Basic:
Continuing operations	$(0.13)	$(0.10)	$(0.35)	$(0.21)
Discontinued operations	(0.41)	0.03	(0.84)	(0.07)
Net Loss	$(0.54)	$(0.07)	$(1.19)	$(0.28)
Diluted:
Continuing operations	$(0.13)	$(0.10)	$(0.35)	$(0.21)
Discontinued operations	(0.41)	0.03	(0.84)	(0.07)
Net loss	$(0.54)	$(0.07)	$(1.19)	$(0.28)

Weighted Average Number of Common Shares Outstanding:
Basic	23,911,327	23,710,572	23,849,571	23,151,825
Diluted	23,911,327	23,710,572	23,849,571	23,151,825

(1)
Includes non cash stock-based compensation of $134 and $18 in each of the three month periods ended September 30, 2006 and 2005, respectively, and $2,975 and $89 in each of the nine month periods ended September 30, 2006 and 2005, respectively.

(2)
Includes non cash stock-based compensation of $1,515 and $548, respectively, in each of the three month periods ended September 30, 2006 and 2005, respectively, and $4,006 and $2,273 in each of the nine month periods ended September 20, 2006 and 2005 respectively.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,592	$12,923
Accounts receivable, less allowance for doubtful accounts of $1,780 and $1,250	120,414	117,319
Expenditures billable to clients	31,152	7,838
Inventories	—	10,359
Prepaid expenses	4,682	4,401
Other current assets	630	356
Assets held for sale	28,849	—
Total Current Assets	190,319	153,196
Fixed assets, at cost, less accumulated depreciation of $52,196 and $71,220	43,403	63,528
Investment in affiliates	10,068	10,929
Goodwill	199,340	195,026
Other intangibles assets, net	50,130	57,139
Deferred tax asset	17,825	16,057
Other assets	10,173	11,440
Assets held for sale	12,249	—
Total Assets	$533,507	$507,315
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$4,218	$3,739
Revolving credit facility	85,300	73,500
Accounts payable	69,686	63,452
Accruals and other liabilities	69,549	69,891
Advance billings	50,996	38,237
Current portion of long-term debt	1,532	2,571
Deferred acquisition consideration	—	1,741
Liabilities related to assets held for sale	16,221	—
Total Current Liabilities	297,502	253,131
Long-term debt	4,991	8,475
Convertible notes	40,261	38,694
Other liabilities	8,871	7,937
Deferred tax liabilities	2,346	2,446
Liabilities related to assets held for sale	3,352	—

Total Liabilities	357,323	310,683

Minority interests	46,335	44,484
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 24,191,113 and 23,437,615 shares issued in 2006 and 2005	183,851	178,589
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2006 and 2005, each convertible into one Class A share	1	1
Share capital to be issued, 266,856 Class A shares in 2005	—	4,209
Additional paid-in capital	25,600	20,028
Accumulated deficit	(81,621)	(53,075)
Accumulated other comprehensive income	2,018	2,396
Total Shareholders’ Equity	129,849	152,148
Total Liabilities and Shareholders’ Equity	$533,507	$507,315

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Nine Months Ended September 30,
	2006	2005 Revised Note 1
Cash flows from operating activities:
Net loss	$(28,546)	$(6,402)
Loss from discontinued operations	(20,190)	(1,609)
Loss from continuing operations	(8,356)	(4,793)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	18,595	16,675
Non-cash stock-based compensation	6,363	2,362
Amortization of deferred finance charges	1,598	911
Deferred income taxes	(3,342)	(3,270)
Earnings of non-consolidated affiliates	(630)	(624)
Minority interest and other	(194)	(228)
Changes in non-cash working capital:
Accounts receivable	(17,355)	141
Expenditures billable to clients.	(23,334)	703
Prepaid expenses and other current assets	(1,166)	(1,483)
Accounts payable, accruals and other liabilities	14,353	(14,674)
Advance billings	17,059	(3,389)
Cash flows from continuing operating activities	3,591	(7,669)
Discontinued operations	2,073	2,335
Net cash provided by (used in) operating activities	5,664	(5,334)
Cash flows from investing activities:
Capital expenditures	(18,791)	(6,572)
Acquisitions, net of cash acquired	(5,176)	(56,446)
Proceeds of dispositions	604	250
Distributions from non-consolidated affiliates	499	1,381
Discontinued operations	(1,641)	(2,052)
Net cash used in investing activities	(24,505)	(63,439)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	479	(4,526)
Proceeds from issuance of long term debt	—	36,723
Proceeds from revolving credit facility	11,800	34,000
Repayment of long-term debt	(1,228)	(3,900)
Issuance of share capital	150	16
Subsidiary issuance of share capital	385	—
Deferred financing costs	—	(3,316)
Discontinued operations	(702)	(1,664)
Net cash provided by financing activities	10,884	57,333
Effect of exchange rate changes on cash and cash equivalents	(374)	186
Net decrease in cash and cash equivalents	(8,331)	(11,254)
Cash and cash equivalents at beginning of period	12,923	22,673
Cash and cash equivalents at end of period	$4,592	$11,419

Supplemental disclosures:
Cash income taxes paid	$940	$1,154
Cash interest paid	$6,345	$4,236
Non-cash transactions:
Share capital issued on acquisitions	$4,459	$14,493
Capital leases	$915	$998
Note receivable exchanged for shares in subsidiary	$1,155	$122

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

As of the quarter ended December 31, 2005, the Company revised the 2005 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations. Accordingly, the nine months ended September 30, 2005 statement of cash flows has been revised to conform to such presentation.

Effective June 30, 2006, the Company has classified the assets and liabilities of the Company’s Secure Paper Business and Secure Cards Business as held for sale and accordingly has classified the results of their operations as discontinued operations.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as no client accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2006; however, one client accounted for 14% of revenue for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, no client accounted for more than 10% of revenue. As of December 31, 2005, no client accounted for more than 10% of accounts receivable.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of six months or less at the time of purchase. Included in cash and cash equivalents at September 30, 2006 and December 31, 2005, is approximately $100 and $1,300, respectively, of cash restricted to withdrawal.

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

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded as a charge to operating income over the service period, that is the vesting period of the award in accordance with FASB Interpretation Number 28- “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25” (“FIN 28”). Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on the Black-Scholes option pricing model and is recorded as a charge to operating income over the service period, that is the vesting period of the award.

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

The table below summarizes what the quarterly pro forma effect for the three and nine months ended September 30, 2005, would have been had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003 and prior to the adoption of FAS 123(R):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(1,655)	$(6,402)

Fair value costs, net of income tax, of stock-based employee compensation for options issued prior to 2003	161	522
Net loss pro forma	$(1,816)	$(6,924)

Basic net loss per share, as reported	$(0.07)	$(0.28)
Basic net loss per share, pro forma	$(0.08)	$(0.30)
Diluted net loss per share, as reported	$(0.07)	$(0.28)
Diluted net loss per share, pro forma	$(0.08)	$(0.30)

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the following period:

	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Expected dividend	0.00%	0.00%	0.00%
Expected volatility	40%	40%	40%
Risk-free interest rate	4.95%	2.9%	2.9%
Expected option life in years	5-7	3	3
Weighted average stock option fair value per option granted	$ 4.74	$3.09	$3.67

On February 28, 2006, the Company issued 247,500 Class A shares of financial performance-based restricted stock, and 475,000 financial performance-based restricted stock units to its employees under the 2005 Stock Incentive Plan. The Class A shares underlying each grant of restricted stock or restricted stock units will vest upon achievement by the Company of specified financial performance criteria in 2006, 2007 and 2008. Based on the Company’s expected financial performance in 2006, the Company currently believes that 50% of the financial performance-based awards to employees will vest on March 15, 2007. Accordingly, the Company is recording a non-cash stock based compensation charge of $3,089 from the date of grant through March 15, 2007.

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

For the three and nine months ended September 30, 2006, the Company has recorded a charge of $804 and $1,845, respectively relating to the first quarter of 2006 restricted stock and restricted stock unit grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. The first quarter of 2006 restricted stock granted to employees and non-employee Directors totaling 263,500 Class A shares are included in the Company’s calculation of Class A shares outstanding as of September 30, 2006.

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

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at $45,000 Canadian dollars (“C$”) and at $36,452, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1,800 and will pay interest of $1,503 per annum. At December 31, 2005, the Swap fair value was estimated to be a receivable of $165 and is reflected in other assets on the Company’s balance sheet with the change in the value of the swap reflected in interest expense. On June 22, 2006, the Company settled this swap for its fair value of $357, which resulted in a gain of $192 for the nine months ended September 30, 2006 and is included in other income.

3.       Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(3,137)	$(2,315)	$(8,356)	$($4,793)
Effect of dilutive securities:
Interest expense on convertible debentures, net of taxes of nil	—	—	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(3,137)	$(2,315)	$(8,356)	$(4,793)
Denominator
Denominator for basic loss per common share - weighted average common shares	23,911,327	23,710,572	23,849,571	23,151,825
Effect of dilutive securities:
8% convertible debentures	—	—	—	—
Employee stock options, warrants, and stock appreciation rights	—		—	—
Dilutive potential common shares
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	23,911,327	23,710,572	23,849,571	23,151,825
Basic loss per common share from continuing operations	$(0.13)	$(0.10)	$(0.35)	$(0.21)
Diluted loss per common share from continuing operations	$(0.13)	$(0.10)	$(0.35)	$(0.21)

The 8% convertible debentures, options and other rights to purchase 8,492,018 shares of common stock, which includes 263,500 shares of non-vested restricted stock, were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three and nine months ended September 30, 2005, the 8% convertible debentures, options and other rights to purchase 8,102,679 and 5,983,369 shares, respectively of common stock were outstanding but were not included in the computation of diluted loss per common share because either the exercise prices were greater than the average market price of the common shares and/or their effect would be antidilutive.

4.       Acquisitions

2006 Acquisitions

The Company is negotiating with the minority holders of Northstar Research Partners Inc. (“Northstar”), to purchase an additional 20% interest in Northstar for C$4 million ($3.6 million at September 30, 2006). This transaction is expected to close during the fourth quarter of 2006.

On July 27, 2006, the Company settled a put option obligation for a fixed amount equal to $1,492, relating to the purchase of 4.3% of additional equity interests of Accent Marketing, LLC. The settlement of this put was satisfied by a cash payment of $424, plus the cancellation of an outstanding promissory note to the Company in a principal amount equal to $1,068. The purchase price was allocated as follows: $403 to identified intangibles, amortized over eight years and the balance of $1,089 as additional goodwill. The goodwill and intangibles are not deductible for tax purposes. Including this transaction, the Company now owns 93.7% of Accent Marketing, LLC.

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

2005 Acquisitions

Zyman Group

On April 1, 2005, the Company, through a wholly owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 Class A shares of the Company, valued at $11,257 based on the share price on or about the announcement date. Related transaction costs of approximately $976 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month periods ending June 30, 2006 and/or June 30, 2007. For the period ending September 30, 2006, such financial targets were not achieved.

In connection with the Zyman Group acquisition, the Company, Zyman Group and the other unitholders of Zyman Group entered into a new Limited Liability Company Agreement (the “LLC Agreement”). The LLC Agreement sets forth certain economic, governance and liquidity rights with respect to Zyman Group. Zyman Group has seven managers, four of whom were appointed by the Company. Pursuant to the LLC Agreement, the Company will have the right to purchase, and may have an obligation to purchase, for a combination of cash and shares, additional membership units of Zyman Group from the other members of Zyman Group, in each case, upon the occurrence of certain events or during certain specified time periods.

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

Based on the Company’s investment in the Zyman Group, at September 30, 2006, the annual priority return is expected to be equal to approximately $12,700, with the minority owners receiving the next $7,900 up to the threshold amount. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s expected results for 2006, the Company expects to receive less than the full amount of its priority return from Zyman Group in 2006.

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

Identifiable intangible assets, consisting of an employment agreement, estimated to be $1,680, is being amortized on a straight-line basis over ten years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Neuwirth’s results of operations subsequent to its acquisition on December 1, 2005.

Powell

On July 25, 2005, the Company, through its subsidiary Margeotes Fertitta Powell, LLC, (“MFP”) purchased the business of Powell, LLC (“Powell”) for purchase price consideration of $332 in cash and a 5% equity interest in MFP valued at $400 based on the estimated market value of MFP on or about the announcement date. The issuance of equity interests by MFP resulted in a loss of $103 on the dilution of the Company’s equity interest in its subsidiary. Related transaction costs of approximately $20 were also incurred. In addition, in August 2006, the Company paid an additional $300 in cash to the seller.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2005 assume that the acquisition of the operating assets of the significant businesses acquired during 2005 had occurred on January 1 of the respective year in which the business was acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during this period, or are they necessarily indicative of future results of operations.

Nine Months Ended September 30, 2005
Revenues	$275,428
Net loss	$(3,253)
Loss per common share:
Basic - net loss	$(0.14)
Diluted - net loss	$(0.14)

5.       Inventory

The components of inventory are listed below:

December 31, 2005
Raw materials and supplies	$4,860
Work-in-process	5,499
Total	$10,359

6.      Discontinued Operations

In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Business and Secure Card Business (collectively, “SPI”). Since that date, the Company has engaged in active negotiations for the sale of the SPI Group. (See Note 14.)

Based on these events, management has concluded that the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations have been met. Discontinued operations relating to SPI for the three months ended September 30, 2006 and 2005 amounted to net losses of $9,772 and $210, respectively. For the nine months ended September 30, 2006 and 2005, discontinued operations relating to SPI amounted to net losses of $20,190 and $2,177, respectively. Based on the current estimated proceeds from a sale, the Company recorded an impairment charge totaling approximately $19,498 during the nine months ended September 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1,139 and $886 for the nine months ended September 30, 2006 and 2005.

During July 2005, LifeMed, a variable interest entity whose operations had been consolidated by the Company, completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6,200. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3%, and of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings of LifeMed. Consequently, as of July 2005, the Company no longer consolidated the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented. In February 2006, the Company sold 27% of its remaining ownership in LifeMed as partial settlement of a put option (see Note 4). As of September 30, 2006, the Company holds a 13.4% interest in LifeMed. As of September 30, 2006 and December 31, 2005, other assets include $73 and $100, respectively of the Company’s net investment in LifeMed.

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

For the three and nine months ended September 30, 2005, discontinued operations relating to LifeMed and Mr. Smith amounted to net income of $870 and $568, respectively.

Included in discontinued operations in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2006 and 2005 were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$20,860	$21,920	$56,799	$58,178
Depreciation, amortization and impairment charge	$11,607	$1,063	$21,799	$3,199
Operating income (loss)	$(9,268)	$1,163	$(18,008)	$(1,906)
Other expense	$(138)	$459	$(2,068)	$(320)
Income tax (expense) recovery	$(366)	$(962)	$(114)	$357
Minority interest recovery	$—	$—	$—	$260
Net income (loss) from discontinued operations	$(9,772)	$660	$(20,190)	$(1,609)

As of September 30, 2006, the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

September 30,
2006
Assets held for sale:
Accounts receivable	$15,791
Inventories	11,502
Other current assets	1,556
Fixed assets	10,281
Other long-term assets	1,968
Total assets	$41,098

Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$9,861
Advance billings	5,444
Other	4,268
Total liabilities	$19,573

7.       Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss for the period	$(12,909)	$(1,655)	$(28,546)	$(6,402)
Foreign currency cumulative translation adjustment	$(2,241)	$1,399	$(159)	$(607)
Comprehensive loss for the period	$(15,150)	$(256)	$(28,705)	$(7,009)

8.       Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	September 30, 2006	December 31, 2005
Short-term debt	$4,218	$3,739
Revolving credit facility	85,300	73,500
8% convertible debentures	40,261	38,694
Notes payable and other bank loans	5,250	5,650
Obligations under capital leases	1,273	5,396
	136,302	126,979
Less:
Revolving credit facility	85,300	73,500
Short-term debt	4,218	3,739
Current portions	1,532	2,571
	$45,252	$47,169

Short-term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting periods.

MDC Revolving Credit Facility

MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks, which as of September 30, 2006, provides for borrowings of up to $100 million (including swing-line advances of up to $10 million) maturing in September 2007 (the “Credit Facility”). This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 325 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 175 basis points on all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. Effective April 15, 2006, a 1.0% per annum facility fee is charged on the amount of the revolving commitments under the Credit Facility in excess of $65,000, which fee became payable beginning on April 15, 2006 and for so long as the revolving commitments under the Credit Facility are in excess of $65,000. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by the underlying assets of the businesses comprising the Company’s Secure Products International Group (“SPI”) and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications Group, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at September 30, 2006.

On November 3, 2006, the Company further amended its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) amended the “net worth” financial covenant to include an addition for any losses on sale or non-cash impairment charges recorded in connection with the disposition of the Secure Products International (“SPI”) business; (ii) reduced the commitment reduction requirement based upon net cash proceeds received from the sale of SPI in excess of $12.5 million; and (iii) modified the Company's “total debt ratio” covenant.

Upon the closing of the sale of SPI, the Company will repay advances under the Credit Facility by an amount equal to the net cash proceeds received by the Company. At September 30, 2006, the unused portion of the total facility was $6,594.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. This component, reflected as short term debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 8.4% and 6.7% as of September 30, 2006 and December 31, 2005, respectively.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes that, based on its current financial projections, the Company will be in compliance with its financial covenants over the next twelve months.

As of September 30, 2006 and December 31, 2005, $2,809 and $4,035 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of C$14.00 ($12.53 as of September 30, 2006) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per C$1,000.00 ($895 as of September 30, 2006) principal amount of Debentures.

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

Notes Payable

In connection with the Zyman acquisition, the Company assumed a note payable in the original amount of $6,275. The note bears interest of 5.73% and is due on June 8, 2009. The balance of the note payable was $5,227 and $5,589 at June 30, 2006 and December 31, 2005, respectively. The note agreement is secured by an aircraft and related equipment with a net book value of $4,455 at September 30, 2006.

9.       Shareholders’ Equity

During the nine months ended September 30, 2006 Class A share capital increased by $5,262, as the Company (i) issued 30,058 Class A shares in connection with deferred acquisition consideration, (ii) issued 266,856 Class A shares previously identified to be issued and (iii) 144,693 Class A shares related to the exercise of stock options, vested restricted stock, and stock appreciation right awards. During the nine months ended September 30, 2006 “Additional paid-in capital” increased by $5,572, of which $6,411 related to stock-based compensation that was expensed during the same period, of which $48 is included in equity in earnings of non consolidated affiliates, offset by $653 related to the exercise of stock appreciation right awards and $186 related to the resolution of a contingency based on the Company’s share price relating to a previous acquisition.

10.       Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other Income	$98	$—	$417	$37
Foreign currency transaction losses	(400)	(200)	(99)	(10)
Gain (loss) on sale/recovery of assets	927	(195)	1,379	589
	$625	$(395)	$1,697	$616

11.       Segmented Information

The Company currently reports in five segments. They are as follows:

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2006

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate		Total

Revenue	$61,682	$20,934	$18,506	$		$101,122

Cost of services sold	28,963	15,147	13,040			57,150

Office and general expenses	23,554	4,549	3,602		4,961	36,666

Depreciation and amortization	5,102	1,240	292		62	6,696

Operating Profit/(Loss)	4,063	(2)	1,572		(5,023)	610

Other Income (Expense):
Other income						625
Interest expense, net						(3,533)

Loss from continuing operations before income taxes, equity in affiliates and minority interests						(2,298)
Income tax recovery						812

Loss from continuing operations before equity in affiliates and minority interests						(1,486)
Equity in earnings of non-consolidated affiliates						129
Minority interests in income of consolidated subsidiaries	(1,322)	11	(469)			(1,780)

Loss from continuing operations						(3,137)
Loss from discontinued operations						(9,772)

Net Loss						$(12,909)

Non cash stock based compensation	$128	$6	$—		$1,515	$1,649
Supplemental Segment Information:

Capital expenditures	$1,897	$5,307	$212		$78	$7,494

Goodwill and intangibles	$193,731	$25,840	$29,899		$—	$249,470

Total assets	$340,455	$56,916	$80,355		$55,781	$533,507

Three Months Ended September 30, 2005

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services		Corporate	Total

Revenue	$59,699	$16,645		$20,633	$—	$96,977

Cost of services sold	28,818	12,710		13,981	—	55,509

Office and general expense	15,833	2,529		2,629	7,862	28,853

Depreciation and amortization	5,505	910		225	265	6,905

Operating Profit/(Loss)	9,543	496		3,798	(8,127)	5,710

Other Income (Expense):
Other income (expense)						(395)
Interest expense, net						(2,302)

Income from continuing operations before income taxes, equity in affiliates and minority interests						3,013
Income tax recovery						397

Income from continuing operations before equity in affiliates and minority interests						3,410
Equity in earnings of non-consolidated affiliates						348
Minority interests in income of consolidated subsidiaries	(5,239)	(50)		(784)	—	(6,073)

Loss from continuing operations						(2,315)
Income from discontinued operations						660

Net Loss						$(1,655)

Non cash stock based compensation	$6	$12	$		$548	$566

Supplemental Segment Information:

Capital expenditures	$763	$503		$163	$46	$1,475

Nine Months Ended September 30, 2006

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$180,272	$60,747	$58,314	$—	$299,333

Cost of services sold	92,617	44,554	40,619	—	177,790

Office and general expenses	57,854	11,882	10,589	17,347	97,672

Depreciation and amortization	14,147	3,429	860	159	18,595

Operating Profit/Loss)	15,654	882	6,246	(17,506)	5,276

Other Income (Expense):
Other income					1,697
Interest expense, net					(7,705)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(732)
Income tax recovery					1,711

Income from continuing operations before equity in affiliates and minority interests					979
Equity in earnings of non-consolidated affiliates					630
Minority interests in income of consolidated subsidiaries	(7,931)	(27)	(2007)		(9,965)

Loss from continuing operations					(8,356)
Loss from discontinued operations					(20,190)

Net Loss					$(28,546)

Non cash stock based compensation	$619	$18	$2,338	$4,006	$6,981
Supplemental Segment Information:

Capital expenditures	$7,961	$9,926	$633	$271	$18,791

Goodwill and intangibles	$193,731	$25,840	$29,899	$—	$249,470

Total assets	$340,455	$56,916	$80,355	$55,781	$533,507

Nine Months Ended September 30, 2005

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$153,810	$49,145	$58,087	$—	$261,042

Cost of services sold	77,404	38,228	39,548	—	155,180

Office and general expense	42,746	7,649	8,929	18,502	77,826

Depreciation and amortization	13,044	2,634	659	338	16,675

Operating Profit/(Loss)	20,616	634	8,951	(18,840)	11,361

Other Income (Expense):
Other income					616
Interest expense, net					(4,696)

Income from continuing operations before income taxes, equity in affiliates and minority interests					7,281
Income tax recovery					1,676

Income from continuing operations before equity in affiliates and minority interests					8,957
Equity in earnings of non-consolidated affiliates					624
Minority interests in income of consolidated subsidiaries	(11,887)	(63)	(2,424)	—	(14,374)

Loss from continuing operations					(4,793)
Loss from discontinued operations					(1,609)

Net Loss					$(6,402)

Non cash stock based compensation	$21	$68	$—	$2,273	$2,362

Supplemental Segment Information:

Capital expenditures	$4,583	$1,436	$461	$92	$6,572

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	United Kingdom	Total
Revenue
Three Months Ended September 30,
2006	$86,433	$13,655	$1,034	$101,122
2005	$83,400	$11,965	$1,612	$96,977
Nine Months Ended September 30,
2006	$255,098	$41,275	$2,960	$299,333
2005	$216,892	$38,627	$5,523	$261,042

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at September 30, 2006 would be expected to be owing in 2006.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2006, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $108,847 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $23,061 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters.   Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and nine months ended September 30, 2006, these operations did not incur any costs related to damages resulting from hurricanes. For the three and nine months ended September 30, 2005, these operations incurred costs of $100 related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $612 in two investment funds over a period of up to three years. At September 30, 2006, the Company has $4,520 of undrawn outstanding letters of credit.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2006, FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires employers with defined benefit plans to recognize the over funded or under funded status of a defined benefit plan. This statement also expands the required disclosures around these plans. This statement is effective for all fiscal years ending after December 15, 2006.The Company does not expect its financial statements to be significantly impacted by this statement.

14.      Subsequent Events

On November 3, 2006, the Company entered into a definitive agreement to sell the stock of its SPI in exchange for consideration equal to approximately $27 million. Consideration will be paid in the form of a $20 million cash payment at closing and additional $1 million annual payments over the next five years. In addition, the Company will receive a 7.5% equity interest in the newly formed entity acquiring SPI. The estimated net cash proceeds at closing will be used to repay borrowings under the Company’s credit facility. The transaction is expected to close on or about November 15, 2006.

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

The following discussion focuses on the operating performance of the Company for the three and nine month periods ended September 30, 2006 and 2005, and the financial condition of the Company as of September 30, 2006. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2005 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Other important factors that could affect our results of operations are set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the period ended December 31, 2005 and the Company’s Form 10-Q for the period ended June 30, 2006.

Summary of Key Transactions

Secure Products Group

In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Business and Secure Card Business (collectively, “SPI”). These are non-core operations, and their divestiture will allow MDC Partners to better focus on its Marketing Communications businesses. On November 3, 2006, the Company entered into a definitive agreement to sell the stock of its Secure Products International Group in exchange for consideration equal to approximately $27 million. Consideration will be paid in the form of a $20 million cash payment at closing and additional $1 million annual payment over the next five years in consulting fees. The Company will also receive a 7.5% equity interest in the newly formed entity acquiring SPI. The net cash proceeds at closing will be used to repay borrowings under the Company’s credit facility. The transaction is expected to close on or about November 15, 2006.

Based on these events, management has concluded that the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations have been met. Discontinued operations relating to SPI for the three months ended September 30, 2006 and 2005 amounted to net losses of $9.8 million and $0.2 million, respectively. For the nine months ended September 30, 2006 and 2005 discontinued operations relating to SPI amounted to net losses of $20.2 million and $2.2 million, respectively. Based on the current estimated net proceeds from a sale, the Company recorded an impairment charge of $19.5 million during the nine months ended September 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.1 million and $0.9 million for the nine months ended September 30, 2006 and 2005 respectively.

Zyman Group Acquisition

On April 1, 2005, MDC, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for a purchase price equal to $52.4 million in cash and 1,139,975 Class A shares of MDC. In addition, MDC may be required to pay up to an additional $12 million in cash and Class A shares to the sellers if Zyman Group achieves specified financial targets for the twelve-month periods ending June 30, 2006 and/or June 30, 2007. For the period ending September 30, 2006, such financial targets were not achieved. Based on Zyman Group’s expected performance for the twelve months ended September 30, 2007, such financial targets are not expected to be met.

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

Based on the Company’s investment in the Zyman Group, at September 30, 2006, the annual priority return is expected to be equal to approximately $12.7 million, with the minority owners receiving the next $7.9 million up to the “threshold” amount of $20.6 million. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s expected results for 2006, the Company expects to receive less than its priority return from Zyman Group in 2006. In addition, based on Zyman Group’s expected results for 2007, the Company does not expect to receive more than the sum of its priority return for 2007 and catch-up payments for 2006, if any.

8% Convertible Debentures

MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to C$45.0 million as of June 28, 2005 ($36.7 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. From January 1, 2006 until June 30, 2006, the Debentures had an annual interest rate of 8.50%. Effective July 1, 2006, the interest rate for Debentures reverted back to an annual rate of 8.00%.

Results of Operations:
For the Three Months Ended September 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$61,682	$20,934	$18,506	$—	$101,122

Cost of services sold	28,963	15,147	13,040	—	57,150

Office and general expenses	23,554	4,549	3,602	4,961	36,666

Depreciation and amortization	5,102	1,240	292	62	6,696

Operating Profit/(Loss)	4,063	(2)	1,572	(5,023)	610

Other Income (Expense):
Other income					625
Interest expense, net					(3,533)

Loss before income taxes, equity in affiliates and minority interests					(2,298)
Income tax recovery					812

Loss before equity in affiliates and minority interests					(1,486)
Equity in earnings of non-consolidated affiliates					129
Minority interests in income of consolidated subsidiaries	(1,322)	11	(469)		(1,780)

Loss from Continuing Operations					(3,137)
Loss from Discontinued Operations					(9,772)

Net Loss					$(12,909)

Non cash stock based compensation	$128	$6	$—	$1,515	$1,649

Results of Operations:
For the Three Months Ended September 30, 2005
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total
Revenue	$59,699	$16,645	$20,633	$—	$96,977

Cost of services sold	28,818	12,710	13,981	—	55,509

Office and general expenses	15,833	2,529	2,629	7,862	28,853

Depreciation and amortization	5,505	910	225	265	6,905

Operating Profit/(Loss)	9,543	496	3,798	(8,127)	5,710

Other Income (Expense):
Other income (expense)					(395)
Interest expense, net					(2,302)

Income from continuing operations before income taxes, equity in affiliates and minority interests					3,013
Income tax recovery					397

Income from continuing operations before equity in affiliates and minority interests					3,410
Equity in Earnings of Non-Consolidated Affiliates					348
Minority interests in income of consolidated subsidiaries	(5,239)	(50)	(784)	—	(6,073)
					(2,315)
Loss from Continuing Operations
Income from Discontinued Operations					660

Net Loss					$(1,655)

Non cash stock based compensation.	$6	$12	$—	$548	$566

Results of Operations:
For the Nine Months Ended September 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total

Revenue	$180,272	$60,747	$58,314	$—	$299,333

Cost of services sold	92,617	44,554	40,619	—	177,790

Office and general expenses	57,854	11,882	10,589	17,347	97,672

Depreciation and amortization	14,147	3,429	860	159	18,595

Operating Profit/(Loss)	15,654	882	6,246	(17,506)	5,276

Other Income (Expense):
Other income					1,697
Interest expense, net					(7,705)

Loss before income taxes, equity in affiliates and minority interests					(732)
Income tax recovery					1,711

Income from continuing operations before equity in affiliates and minority interests					979
Equity in earnings of non-consolidated affiliates					630
Minority interests in income of consolidated subsidiaries	(7,931)	(27)	(2,007)	—	(9,965)

Loss from Continuing Operations					(8,356)
Loss from Discontinued Operations					(20,190)

Net Loss					$(28,546)

Non cash stock based compensation	$619	$18	$2,338	$4,006	$6,981

Results of Operations:
For the Nine Months Ended September 30, 2005
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communications Services	Corporate	Total
Revenue	$153,810	$49,145	$58,087	$—	$261,042

Cost of services sold	77,404	38,228	39,548	—	155,180

Office and general expenses	42,746	7,649	8,929	18,502	77,826

Depreciation and amortization	13,044	2,634	659	338	16,675

Operating Profit/(Loss)	20,616	634	8,951	(18,840)	11,361

Other Income (Expense):
Other income					616
Interest expense, net					(4,696)

Income from continuing operations before income taxes, equity in affiliates and minority interests					7,281
Income tax recovery					1,676

Income from continuing operations before equity in affiliates and minority interests					8,957
Equity in earnings of non-consolidated affiliates					624
Minority interests in income of consolidated subsidiaries	(11,887)	(63)	(2,424)	—	(14,374)

Loss from Continuing Operations					(4,793)
Loss from Discontinued Operations					(1,609)

Net Loss					$(6,402)

Non cash stock based compensation	$21	$68	$—	$2,273	$2,362

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

On a consolidated basis, revenue was $101.1 million for the third quarter of 2006, representing an increase of $4.1 million or 4.3%, compared to revenue of $97.0 million in the third quarter of 2005. This increase includes $2.2 million relating to organic growth, primarily resulting from net new business wins and additional revenues from existing clients, particularly in the United States. In addition, a weakening of the US dollar versus the Canadian dollar, in the third quarter of 2006 as compared to the third quarter of 2005, resulted in increased revenue of approximately $0.9 million. Acquisitions accounted for $0.5 million of revenue and an increase of $0.5 million related to the consolidation of an entity in the third quarter of 2006 that was previously accounted for on the equity method of accounting.

Cost of services sold for the three months ended September 30, 2006, remained relatively consistent as a percentage of revenue as compared to the same prior year period.

Operating profit for the third quarter of 2006 was $0.6 million, compared to $5.7 million for the same quarter of 2005. The decrease in operating profit was the result of decreases in operating profit of $5.5 million in the Strategic Marketing Services segment, $2.2 million in the Specialized Communications segment and $0.5 million in the Customer Relationship Management segment. This was partially offset by a decrease in corporate operating expenses of approximately $3.1 million.

The net loss for the third quarter of 2006 increased from $1.7 million in 2005 to $12.9 million in 2006, primarily as a result of a $11.6 million impairment charge relating to the discontinued operations of SPI. In addition, operating profit decreased by $5.1 million as discussed above, which was partially offset by a decrease in income attributable to minority interests of $4.3 million.

Marketing Communications Group

Revenues for the third quarter of 2006 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communications Services (“SCS”), were $101.1 million compared to $97.0 million in the third quarter of 2005, representing an increase of $4.1 million or 4.3%.

The components of revenue growth for the Marketing Communications Group, for the third quarter of 2006 are shown in the following table:

	Revenue
	(in millions)%
Three months ended September 30, 2005	$97.0
Organic	2.2	2.3%
Acquisitions	0.5	0.5%
Foreign exchange impact	0.9	1.0%
Other	0.5	0.5%
Three months ended September 30, 2006	$101.1	4.3%

The Marketing Communications Group had organic revenue growth of $2.2 million or 2.3% for the third quarter of 2006, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the United States. In addition, a weakening of the U.S. dollar versus the Canadian dollar during the third quarter of 2006, as compared to the third quarter of 2005, resulted in increased revenues of approximately $0.9 million. Acquisitions accounted for $0.5 million of revenue growth in the third quarter of 2006. The $0.5 million of other revenue growth represents the consolidation of an affiliate effective July 1, 2006, which was previously accounted for under the equity method of accounting.

The percentage of revenue by geographic region remained relatively consistent with the prior year quarter and is demonstrated in the following table:

	Revenue
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
US	85%	86%
Canada	14%	12%
UK	1%	2%

The operating profit of the Marketing Communications Group for the third quarter of 2006 decreased by approximately $8.2 million, or 59%, to $5.6 million from $13.8 million. Operating margins were 5.6% for 2006 as compared to 14.3% for the third quarter of 2005. The decrease in operating margins was primarily reflective of an increase in staff costs as a percentage of revenues from 43% in 2005 to 50% in 2006, a charge of $2.9 million relating to the closure of one of our West Coast facilities, additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units, partially offset by decreased amortization of intangibles relating to the Zyman Group acquisition. Cost of services as a percentage of revenue remained relatively consistent with the prior year period.

Strategic Marketing Services

Revenues attributable to SMS for the third quarter of 2006 were $61.7 million compared to $59.7 million in the third quarter of 2005. This increase of $2.0 million or 3.3% included organic revenue growth of approximately $1.2 million resulting from net new client business wins. SMS had revenue growth during the third quarter of 2006 over 2005 resulting from new client business wins; however, this growth was offset in part by client losses. In particular, the Zyman Group lost a significant client.  In addition, a weakening of the US dollar compared to the Canadian dollar in the third quarter of 2006 compared to the same quarter in 2005 resulted in a $0.3 million increase in revenues from the division’s Canadian-based operations. Revenue also increased by $0.5 million relating to the consolidation of an entity previously accounted for on the equity basis.

The operating profit of SMS for the third quarter of 2006 decreased by approximately $5.5 million, or 57%, to $4.1 million from $9.5 million for the third quarter of 2005, while operating margins were 6.6% for the third quarter of 2006 as compared to 16.0% in the third quarter of 2005. The decreased profits were primarily attributable to an increase in total staff costs as a percentage of revenue from 52.9% in 2005 to 53.5% in 2006, a charge of $2.9 million, relating to the closure of one of our West Coast facilities, additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units, partially offset by decreased amortization of intangibles resulting from the Zyman acquisition. The increase in staff costs as a percentage of revenue results from reduced revenue at certain business units, offset in part by an increase in headcount resulting from organic revenue growth at several of the business units.

Customer Relationship Management

Revenues reported by the CRM segment for the third quarter of 2006 were $20.9 million, an increase of $4.3 million or 25.8% compared to the $16.6 million reported for the third quarter of 2005. This growth was entirely organic and was due primarily to additional business from existing clients.

The operating profit of CRM decreased by approximately $0.5 million to $0.0 million for the third quarter of 2006. Operating margins were 0.0% for the third quarter of 2006 as compared to 3.0% in the third quarter of 2005. The decrease primarily reflected an increase in office and general expenses as a percentage of revenue, due to the expansion relating to the opening of two new customer care centers during the third quarter of 2006, which are still in the start up phase of operations. In addition, depreciation and amortization increased due to the opening of three new customer care centers during 2006 compared to 2005. This was partially offset by a decrease in cost of services sold as a percentage of revenue due to the implementation of a new service contract with one of the segment’s large clients.

Specialized Communications Services

SCS generated revenues of $18.5 million for the third quarter of 2006, $2.1 million or 10.3% lower than revenue of $20.6 million in the third quarter of 2005, due to a decrease in organic revenue of $3.2 million partially offset by a $0.6 million increase in revenue related to a weakening of the U.S. dollar compared to the Canadian dollar in the third quarter of 2006 compared to the same quarter in 2005 and acquisition growth of $0.5 million in 2006. The decrease in revenue primarily resulted from reduced client spending versus the prior year period and a decrease in project related work.

The operating profit of SCS decreased by $2.2 million or 58.6% to $1.6 million in the third quarter of 2006, from $3.8 million in the third quarter of 2005 due primarily to the decrease in revenue of $2.2 million discussed above as well as an increase in total staff costs as a percentage of revenue from 43.3% in the third quarter of 2005 to 50.0% in the third quarter of 2006. As a result, operating margins decreased to 8.4% for the third quarter of 2006 as compared to 18.4% in the third quarter of 2005.

Corporate

Operating expenses for the third quarter of 2006 decreased by $3.1 million to $5.0 million from $8.1 million in the prior year quarter. The decrease is primarily attributable to decreased professional fees of $1.7 million, a net decrease in compensation related costs of $0.5 million, which is net of $1.0 million relating to increased stock based compensation and a refund of capital taxes of $0.2 million.

 Net Interest Expense

Net interest expense for the three months ended September 30, 2006 was $3.5 million, $1.2 million higher than the $2.3 million incurred during the same period of 2005. Interest expense increased $1.4 million in the three months ended September 30, 2006 compared to the same period of 2005 due to higher outstanding debt combined with higher interest rates in 2006. Interest income was $0.2 million for the three months ended September 30, of 2006 as compared to none in the same period of 2005.

Other Income (Expense)

Other income increased to income of $0.6 million in the third quarter of 2006 from expenses of $0.4 million in the third quarter of 2005, due primarily to a $1.0 million gain on the recovery of an asset in the third quarter of 2006, compared to net foreign exchange loses in 2005.

Income Tax Recovery

The income tax recovery recorded in the third quarter of 2006 was $0.8 million as compared to $0.4 million in the third quarter of 2005. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges and non-deductible non-cash stock based compensation charges in the 2005 third quarter. For the 2006 third quarter, the effective rate was higher than the statutory rate due primarily to minority interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Minority Interests

Minority interest was $1.8 million for the third quarter of 2006, down $4.3 million from the $6.1 million of minority interest incurred during the third quarter of 2005, due primarily to the decrease in profitability of the SMS operating segment.

Discontinued Operations

Loss from discontinued operations was $9.8 million for the third quarter of 2006 as compared to income from discontinued operations of $0.7 million for the third quarter of 2005 and primarily relates to the expected disposition of SPI.

Beginning in June of 2006, the Company began negotiating with buyers to sell the stock of SPI. Based on these negotiations, management has concluded all the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations have been met. Discontinued operations relating to SPI for the three months ended September 30, 2006 and 2005 amounted to net losses of $9.8 million and $0.2 million, respectively. Based on the current estimated proceeds from a sale, the Company recorded an additional impairment charge of $11.6 during the three months ended September 30, 2006. This additional impairment has been included in discontinued operations net loss for the three months ended September 30, 2006.

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

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s UK based marketing communications business, a wholly owned subsidiary Mr. Smith Agency, Ltd. (formerly known as Interfocus Networks Limited). The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith and remaining sale of assets completed in 2005. No significant one—time termination benefits were incurred or are expected to be incurred. No further significant other charges are expected to be incurred.

For the three months ended September 30, 2005, discontinued operations relating to LifeMed and Mr. Smith amounted to net income of $0.9 million.

Net Income Loss

As a result of the foregoing, the net loss recorded for the third quarter of 2006 was $12.9 million, or a loss of $ (0.54) per diluted share, compared to the net loss of $1.7 million, or $ (0.07) per diluted share, reported for the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue was $299.3 million for the nine months ended September 30, 2006, representing an increase of $38.3 million or 14.7%, compared to revenue of $261.0 million in the same period of 2005. This increase includes $22.1 million relating to organic growth, primarily resulting from new business wins in the United States, as well as $12.7 million relating to acquisition growth. In addition, a weakening of the US dollar versus the Canadian dollar, in 2006 as compared to 2005, resulted in increased revenue of approximately $3.0 million.

Cost of services sold for the nine months ended September 30, 2006, remained relatively consistent as a percentage of revenue as compared to the same prior year period.

Operating profit for the nine months ended September 30, 2006 was $5.3 million, compared to $11.4 million for the same period of 2005. The decrease in operating profit was primarily the result of decreases in operating profit of $5.0 million in the Strategic Marketing Services segment, $2.7 million in the Specialized Communications segment offset in part by an increase in operating profit of $0.2 million in the Customer Relationship Management segment and a decrease in Corporate expenses of $1.3 million.

The net loss for the nine months ended September 30, 2006 increased by $22.1 million to $28.5 million from $6.4 million for the nine months ended September 30, 2005, primarily as a result of a $19.5 million impairment charge relating to the discontinued operations of SPI, a net interest expense increase of $3.0 million as a result of the increased borrowings in connection with the Zyman acquisition, non-cash stock based compensation increase of $4.6 million, which was offset by a decrease in minority interest charges of $4.4 million.

Marketing Communications Group

Revenues for the nine months ended September 30, 2006 attributable to Marketing Communications, which consists of three reportable segments - SMS, CRM, and SCS, were $299.3 million compared to $261.0 million in the nine months ended September 30, 2005, representing an increase of $38.3 million or 14.7%.

The components of revenue growth for the Marketing Communications Group, for the nine months ended September 30, 2006 are shown in the following table:

	Revenue
	in millions	%
Nine months ended September 30, 2005	$261.0
Organic	22.1	8.5%
Acquisitions	12.7	4.9%
Foreign exchange impact	3.0	1.1%
Other	0.5	0.2%
Nine months ended September 30, 2006	$299.3	14.7%

The Marketing Communications Group had organic revenue growth of $22.1 million or 8.5% for the nine months ended September 30, 2006, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the U.S. Acquisitions contributed revenue growth of $12.7 million, including $11.7 million related to the acquisition of the Zyman Group. In addition, a weakening of the U.S. dollar versus the Canadian dollar during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, resulted in increased revenues of approximately $3.0 million. The $0.5 million of other revenue growth represents the consolidation of an affiliate effective July 1, 2006 that was previously accounted under the equity method of accounting.

The positive organic growth, combined with acquisitions, resulted in a shift in the geographic mix of revenues, causing an increase in the percentage of revenue growth attributable to U.S. operations versus Canadian- and UK-based operations compared to the geographic mix experienced in 2005.

This shift is demonstrated in the following table:

	Revenue
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
US	85%	83%
Canada	14%	15%
UK	1%	2%

The operating profit of the Marketing Communications Group decreased by approximately $7.4 million or 24.6% to $22.8 million for the nine months ended September 30, 2006 from $30.2 million for the nine months ended September 30, 2005, while operating margins were 7.6% for 2006 as compared to 11.6% in 2005. The decrease in operating margins was primarily reflective of increased stock based compensation charges of $2.9 million, a charge of $2.9 million, relating to the closure of one of our West Coast facilities and increased amortization of intangibles relating to the Zyman Group acquisition. Cost of services as a percentage of revenue remained relatively consistent with the prior year period.

Strategic Marketing Services

Revenues attributable to SMS for the nine months ended September 30, of 2006 were $180.3 million compared to $153.8 million in the nine months ended September 30, 2005. The increase of $26.5 million or 17.2% included organic revenue growth of approximately $13.1 million resulting from net new client business wins and acquisition related growth of approximately $11.7 million. SMS had revenue growth during the nine months of 2006 over 2005 resulting from new client business wins; however, this growth was offset in part by client losses. In particular, the Zyman Group lost a significant client. A weakening of the US dollar compared to the Canadian dollar in the nine months ended September 30, 2006 compared to the same period of 2005 resulted in a $1.1 million increase in revenues from the division’s Canadian-based operations. In addition, revenues increased by $0.5 million relating to the consolidation of an entity previously accounted for on the equity basis.

The operating profit of SMS for the nine months ended September 30, 2006 decreased by approximately $4.9 million or 23.8% to $15.7 million from $20.6 million for same period of 2005, while operating margins were 8.7% for 2006 as compared to 13.4% in 2005. The decreased profits were primarily attributable to the increase in revenue partially offset by an increase in staff costs and other direct costs as a percentage of revenue in the nine months ended September 30, of 2006 compared to the same period of 2005, a charge of $2.9 million, relating to the closure of one of our West Coast facilities, increased stock based compensation and increased amortization of intangibles resulting from the Zyman acquisition. The increase in staff costs as a percentage of revenue results from reduced revenue at certain business units, offset in part by an increase in headcount resulting from organic revenue growth at several of the business units.

Customer Relationship Management

Revenues reported by the CRM segment for the nine months ended September 30, 2006 were $60.7 million, an increase of $11.6 million or 23.6% compared to the $49.1 million reported for the nine months ended September 30, 2005. This growth was entirely organic and was due primarily to additional business from existing clients.

The operating profit of CRM increased by approximately $0.3 million to $0.9 million for the nine months ended September 30, 2006, from $0.6 million for the same period of 2005. Operating margins were 1.5% for the nine months ended September 30, 2006 as compared to 1.3% for the same period of 2005. The increase primarily reflected a decrease in the cost of services sold as a percentage of revenue, due to the implementation of a new service contract with one of the segment’s large clients partially offset by increases in office and general expenses as a percentage of revenue and depreciation and amortization. These increases resulted from the startup of three additional customer care centers during fiscal 2006.

Specialized Communications Services

SCS generated revenues of $58.3 million for the nine months ended September 30, 2006, $0.2 million or 0.4% higher than the same period of 2005, of which $1.9 million related to a weakening of the U.S. dollar compared to the Canadian dollar in the nine months ended September 30, 2006 compared to the same prior year period. In addition, organic revenue decreased $2.6 million as a result of new business wins offset by a decrease in project related work. The remaining revenue increased $1.0 million and was attributable to acquisition related growth.

The operating profit of SCS decreased by approximately $2.7 million or 30.2% to $6.2 million in the nine months ended September 30, 2006, from $9.0 million in the same period of 2005 due primarily to the increase in stock-based compensation of $2.3 million relating to the price paid for membership interests, which was less than the fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC during the first quarter of 2006. As a result, operating margins decreased to 10.7% for 2006 as compared to 15.4% in 2005.

Corporate

Operating expenses for the nine months ended September 30, 2006 decreased by $1.3 million to $17.5 million from $18.8 million in the prior year period. The decrease is primarily attributable to a decrease in professional fees of $2.4 million offset by net increased, compensation related costs of $1.3 million, of which $1.7 million relates to stock based compensation which is offset by reduced recruitment costs of $0.4 million.

Other Income (Expense)

Other income increased to $1.7 million for the nine months ended September 30, 2006 from $0.6 million of the nine months ended September 30, 2005. This increase is primarily the result of increased gains on the sale of assets and the settlement in June 2006, of the Company’s cross currency swap.

Net Interest Expense

Net interest expense for the nine months ended September 30, of 2006 was $7.7 million, $3.0 million higher than the $4.7 million incurred during the same period of 2005. Interest expense increased $3.2 million in the nine months ended September 30, 2006 compared to the same period of 2005 due to higher outstanding debt combined with higher interest rates in 2006, due in part to the acquisition of the Zyman Group and the issuance of the 8.0% debentures (which accrued interest at 8.5% during the first six months of 2006). Interest income increased by $0.2 million in the nine months ended September 30, of 2006 as compared to the same period of 2005.

Income Taxes Recovery

The income tax recovery recorded in the nine months ended September 30, of 2006 and 2005 was $1.7 million. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges and non deductible non-cash stock based compensation charges in 2005. In 2006, the effective tax rate was substantially higher than the statutory tax rate due primarily to minority interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the nine months ended September 30, 2006 and 2005, income of $0.6 million was recorded.

Discontinued Operations

Loss from discontinued operations of $20.2 million and $1.6 million was reported for the nine months ended September 30, 2006 and 2005 respectively, and primarily relates to the expected disposition of SPI.

Beginning in June of 2006, the Company began negotiating with buyers to sell the stock of SPI. Based on these negotiations, management has concluded the criteria for the assets/liabilities of SPI to be accounted for as assets/liabilities held for sale and the results of operations to be accounted for as discontinued operations. Discontinued operations relating to SPI for the nine months ended September 30, 2006 and 2005 amounted to net losses of $20.2 million and $2.2 million, respectively. Based on the current estimated proceeds from a sale, the Company recorded an impairment charge of $19.5 million during the nine months ended September 30, 2006. Based on the estimated net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.1 million and $0.9 million for the nine months ended September 30, 2006 and 2005.

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

For the nine months ended September 30, 2005, discontinued operations relating to LifeMed and Mr. Smith amounted to income of $0.6 million.

Net Income Loss

As a result of the foregoing, the net loss recorded for the nine months ended September 30, 2006 was $28.5 million, or a loss of $(1.19) per diluted share, compared to the net loss of $6.4 million, or $(0.28) per diluted share, reported for the nine months ended September 30, 2005.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2006	As of and for the nine months ended September 30, 2005	As of and for the year ended December 31, 2005
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$4,592	$11,419	$12,923
Working capital (deficit)	$(107,183)	$(101,701)	$(99,935)
Cash from operations	$5,664	$(5,334)	$4,670
Cash from investing	$(24,505)	$(63,439)	$(67,404)
Cash from financing	$10,884	$57,333	$52,316
Long-term debt to shareholders’ equity ratio	1.04	0.85	0.81
Fixed charge coverage ratio	N/A	2.01	2.04
Fixed charge coverage deficiency	$233	N/A	N/A

As of September 30, 2006, and December 31, 2005, $2.8 million and $4.0 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners Inc. for use to reduce its indebtedness.

Working Capital

At September 30, 2006, the Company had a working capital deficit of $107.2 million compared to a deficit of $99.9 million at December 31, 2005. The decrease in working capital is primarily due to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets.

Since September 30, 2005, the Company has classified the outstanding borrowings under the Credit Facility of $85.3 million and $73.5 million as of September 30, 2006 and December 31, 2005, respectively, as a current liability. See Long-term Debt below.

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow provided by operations, including changes in non-cash working capital, for the nine months ended September 30, 2006 was $5.7 million. Cash flow provided by continuing operations for the nine months ended September 30, 2006 was $3.6 million. This was attributable primarily to the net loss from continuing operations of $8.4 million, which included non-cash depreciation and amortization of $20.2 million and non-cash stock based compensation of $6.4 million. This increase in cash was partially offset by $10.4 million of cash outflows from working capital. Cash used in continuing operations was $7.7 million in the nine months ended September 30, 2005 and was primarily reflective of a net loss from continuing operations of $4.8 million and uses of non-cash working capital of $18.7 million. This was partially offset by non-cash depreciation and amortization of $18.6 million and non-cash stock based compensation of $2.4 million. Discontinued operations provided cash of $2.1 million in the nine months ended September 30, 2006 compared to $2.3 million during the nine months ended September 30, 2005.

Investing Activities

Cash flows used in investing activities were $24.5 million for the nine months ended September 30, 2006, compared with $63.4 million in the nine months ended September 30, 2005.

Expenditures for capital assets in the nine months ended September 30, 2006 were $18.8 million. Of this amount, $8.0 million was made by the SMS segment, $9.9 million was made by the CRM segment and $0.6 million was made by the SCS segment. These expenditures consisted primarily of leasehold improvements, computer equipment and switching equipment, and $0.3 million related to the purchase of corporate assets. In the nine months ended September 30, 2005, capital expenditures totaled $6.6 million of which $4.6 million was made by the SMS segment, $1.4 million was made by the CRM segment and $0.5 million was made by the SCS segment, which expenditures consisted primarily of the acquisition of computer and switching equipment and $0.1 million related to the purchase of corporate assets.

Cash flow used in acquisitions was $5.2 million in the nine months ended September 30, 2006 and primarily related to investments in marketing communication businesses related to the settlement of put options and earn out payments. In the nine months ended September 30, 2005, cash flow used in acquisitions was $56.4 million and related to the purchase of the Zyman Group.

Distributions received from non-consolidated affiliates amounted to $0.5 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Discontinued operations used cash of $1.6 million in 2006 and $2.1 million in 2005 relating to capital asset purchases.

Financing Activities

During the nine months ended September 30, 2006, cash flows provided by financing activities amounted to $10.9 million, and consisted of $11.8 million of proceeds from the revolving credit facility and $0.5 million of proceeds from the issuance of share capital. This was partially offset by $0.7 million of net repayments of long-term debt and bank borrowing. During the nine months ended September 30, 2005, cash flows provided by financing activities amounted to $57.3 million, and consisted of proceeds from the issuance of long term debt of $70.7 million relating to the issuance of $38.6 million of convertible debentures and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group. Payments made of $8.4 million consist of payments under capital leases, debt assumed in the Zyman Group acquisition and bank borrowings. In addition, the company incurred $3.3 million of finance costs relating to both the convertible debentures and various amendments under the Credit Facility.

Discontinued operations used cash of $0.7 million and $1.7 million in 2006 and 2005 respectively, relating to payments under capital leases.

Long-Term Debt

 Long-term debt (including the current portion of long-term debt) as of September 30, 2006 was $136.3 million, an increase of $9.3 million compared with the $127.0 million outstanding at December 31, 2005. The increase was primarily the result of borrowings under the Credit Facility offset by the reduction in capital lease obligations in connection with the discontinued operations of SPI as a component of liabilities related to assets held for sale.

On November 3, 2006, the Company further amended its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) amended the “net worth” financial covenant to include an addition for any losses on sale or non-cash impairment charges recorded in connection with the disposition of the Secure Products International (“SPI”) business; (ii) reduced the commitment reduction requirement based upon net cash proceeds received from the sale of SPI in excess of $12.5 million; and (iii) modified the Company's “total debt ratio” covenant.

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

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, (iv) minimum net worth, and (v) limitations on capital expenditures, in each case as such term is specifically defined in the Credit Facility. For the period ended September 30, 2006, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

September 30, 2006
Total Debt Ratio	2.75 to 1.0
Maximum per covenant	2.90 to 1.0

Fixed Charges Ratio	1.94 to 1.0
Minimum per covenant	1.15 to 1.0

Minimum Liquidity	$8.4 million
Minimum per covenant	$7.2 million

Net Worth	$149 million
Minimum per covenant	$132 million

Subsequent to September 30, 2006, certain of these financial covenants under the Credit Facility will become more restrictive. Specifically, the maximum Total Debt Ratio covenant under the Credit Facility will be as follows: December 31, 2006 - 3.25 to 1.00, March 31, 2007 - 3.00 to 1.00, and June 30, 2007 - 2.75 to 1.00. The minimum Fixed Charges Ratio covenant under the Credit Facility will be as follows: December 31, 2006 and thereafter—1.25 to 1.00.

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as noncompliance with such covenants could have a material adverse effect on the Company.

Capital Resources

At September 30, 2006 the Company had utilized approximately $93.4 million of its Credit Facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements, as at September 30, 2006 was approximately $11.2 million.

The Company expects to incur approximately $1.9 million of capital expenditures for the remainder of 2006. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries including the opening of a new customer contact facility. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility, and refinancings thereof, will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth or growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At September 30, 2006, there was no deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $3.2 million of additional deferred purchase obligations could be triggered during 2006 or thereafter, including approximately $1.4 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2006, perform over the relevant future periods at their 2005 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $108.8 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $23.1 million by the issuance of the Company’s Class A subordinate voting shares. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its credit facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $6.3 million of the estimated $108.8 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $19.2 million.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2006, FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires employers with defined benefit plans to recognize the over funded or under funded status of a defined benefit plan. This statement also expands the required disclosures around these plans. This statement is effective for all fiscal years ending after December 15, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

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

Debt Instruments. At September 30, 2006, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $85.3 million, as of September 30, 2006, a 1.0% increase or decrease in the weighted average interest rate, which was 8.4% during the nine months ended September 30, 2006, would have an interest impact of approximately $0.9 million annually.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and in light of the facts and material weaknesses in the Company’s internal control over financial reporting described below, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date. Accordingly, the Company performed additional analysis and procedures to ensure that its consolidated financial statements were prepared in accordance with US GAAP. These procedures included monthly analytic reviews of subsidiaries’ financial results, and quarterly certifications by senior management of subsidiaries regarding the accuracy of reported financial information. In addition, the Company performed additional procedures to provide reasonable assurance that the financial statements included in this report are fairly presented in all material respects.

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

c. Segregation of Duties - The Company continues to have control deficiencies within its accounting and finance departments and its financial information systems over segregation of duties and user access respectively. Specifically, certain duties within the accounting and finance department were not properly segregated.

The Company is currently designing and implementing improved controls to address the material weaknesses described above. In the third quarter of 2006, the Company took (and, in certain cases, subsequently took or is continuing to take) certain steps in an effort to enhance its overall internal control over financial reporting and to address these material weaknesses. Specifically, the Company is improving procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management’s accounting entries and significant transactions.

The Company continues to dedicate significant personnel and financial resources to the ongoing development and implementation of a plan to remediate its material weaknesses in internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2006 or subsequently that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A Special Committee of the Board of Directors of the Company is continuing to review the Company's historical option award practices and procedures. Management expects this internal review to be concluded, with appropriate recommendations made and implemented, prior to December 31, 2006.

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and the Company’s Form 10-Q for the period ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no transactions occurring during the third quarter of 2006 in which the Company issued shares of its Class A subordinate voting shares that were not registered with the SEC. The Company made no purchases of its equity securities during the first nine months of 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 8 dated as of August 3, 2006, to the Credit Agreement (made on September 22, 2004) (incorporated by reference to the Company’s Form 10-Q filed on August 8, 2006);

10.2	Amendment No. 9 dated as of November 3, 2006, to the Credit Agreement (made on September 22, 2004)*

10.3
Stock Purchase Agreement, dated November 3, 2006, by and among the Company (as seller), Secured Products (Cayman), Inc. (as purchaser) and H.I.G. Capital Management, Inc., relating to the sale of the Company's Secured Products International Group *

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

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Chief Accounting Officer

November 9, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 8 dated as of August 3, 2006, to the Credit Agreement (made on September 22, 2004) (incorporated by reference to the Company’s Form 10-Q filed on August 8, 2006);

10.2	Amendment No. 9 dated as of November 3, 2006, to the Credit Agreement (made on September 22, 2004)*

10.3
Stock Purchase Agreement, dated November 3, 2006, by and among the Company (as seller), Secured Products (Cayman), Inc. (as purchaser) and H.I.G. Capital Management, Inc., relating to the sale of the Company's Secured Products International Group *

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

 *Filed electronically herewith.