Form 10-K
period 2006-12-31
MDC PARTNERS INC
filed 2007-03-16
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

______________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number: 001 13178

___________

MDC Partners Inc.

(Exact name of Registrant as Specified in Its Charter)

____________________

Canada	98 0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45 Hazelton Avenue, Toronto, Ontario, M5R 2E3
(416) 960 9000

(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

950 Third Avenue, New York, NY, 10022
(646) 429 1809

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated ☐

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2006 was approximately $179.0 million, computed upon the basis of the closing sales price of the common stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers), and officers of the registrant have been excluded.

As of March 1, 2007, there were 24,487,205 outstanding shares of Class A subordinate voting shares without par value, and 2,502 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2007, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board,” “Outstanding Shares,” “Transactions with MDC Partners Inc.” and “Appointment of Independent Accountants”.

AVAILABLE INFORMATION

Information regarding the Company’s annual report on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (“SEC”). Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F. Street, N.E., Washington, DC 20549. Please call the SEC at 1 800 SEC 0330 for further information on the public reference room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.

The Company’s Code of Conduct, WhistleBlower Policy, and each of the charters for the Audit Committee, Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee, are available free of charge on the Company’s website at http://www.mdc-partners.com or by writing to MDC Partners Inc., 950 Third Avenue, New York, NY 10022, Attention: Investor Relations.

ii

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

•

the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” option rights;

•

the Company’s ability to retain and attract key employees;

•

the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•

foreign currency fluctuations; and

•

risks arising from the Company’s historical option grant practices.

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

PART I

Item 1. Business

BUSINESS

MDC PARTNERS INC.

MDC was formed by Certificate of Amalgamation effective December 19, 1986, pursuant to the Business Corporations Act (Ontario). Effective December 19, 1986, MDC amalgamated with Branbury Explorations Limited, and thereby became a public company operating under the name of MDC Corporation. On May 28, 1996, MDC changed its name to MDC Communications Corporation and, on May 29, 1999, it changed its name to MDC Corporation Inc. On July 31, 2003, MDC acquired the remaining 26% of Maxxcom Inc. (“Maxxcom”) that it did not already own, privatizing the now wholly-owned subsidiary and merging Maxxcom’s corporate functions with MDC’s existing corporate functions. On January 1, 2004, MDC changed its name to its current name, MDC Partners Inc., and on June 28, 2004, MDC was continued under Section 187 of the Canada Business Corporations Act. MDC’s registered and head office address is located at 45 Hazelton Avenue, Toronto, Ontario, M5R 2E3.

MDC is a leading provider of marketing communications services to customers globally. MDC has operating units in the United States, Canada, the United Kingdom, Jamaica and Mexico.

MDC’s subsidiaries provide a comprehensive range of marketing communications and consulting services in the United States, Canada, the United Kingdom, Jamaica and Mexico, including advertising, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, corporate identity, design and branding, interactive marketing, strategic entertainment and other related services.

Part I – Business

MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing communications services to their clients. MDC Partners’ strategy supports its vision of being a network of best in class marketing communications and consulting companies whose strategic, creative and innovative solutions challenge the status quo, attract the finest talent and achieve superior results for clients and stakeholders.

MDC’s Partner firms support this vision through attracting the most innovative and creative talent and by being the most innovative at providing value-added services, expertise, and capabilities that help clients grow their brands and businesses while the Corporate Group ensures that MDC is the most Partner responsive marketing services network.

The MDC model is driven by three key mandates:

Perpetual Partnership. The perpetual partnership creates ongoing alignment of interest and drives performance. The perpetual partnership model functions by (1) identifying the ‘right’ Partners; (2) creating the ‘right’ Partnership; (3) providing access to more resources; and (4) delivering financial results.

Entrepreneurialism. Entrepreneurial spirit is optimized by creating customized solutions to support and grow our businesses.

Human and Financial Capital. The model balances accountability with financial flexibility to support growth.

MDC believes that its model supports its mission to deliver shareholder value through profitable and sustainable growth.

The Marketing Communications Businesses operates through “partner” companies within the following reportable segments:

Strategic Marketing Services (“SMS”)

The SMS segment consists of firms that offer a full integrated complement of marketing communication and consulting services, including advertising and media, direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion to national and global clients. The SMS segment is comprised of the following agencies:  Allard Johnson; ACLC; Colle + McVoy; Crispin Porter + Bogusky; Fletcher Martin; kirshenbaum bond + partners; Mono Advertising,; VitroRobertson; Zig; and Zyman Group.

Customer Relationship Management (“CRM”)

The CRM segment, comprised of Accent Marketing Services, provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop each client’s customer base. This is accomplished primarily through sophisticated database management and analytical services and through customer care services using eight domestic and two foreign-based customer contact facilities to regional, national and global clients.

Specialized Communication Services (“SCS”)

The SCS segment includes marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in selected marketing services. The services they provide include advertising, sales promotion, direct marketing, media relations, design and branding, research, interactive and corporate communications. The SCS segment is comprised of the following agencies: Accumark Communications, Banjo; Bratskeir; Bruce Mau Design; Bryan Mills Group; Chinnici Direct; Computer Composition; Hello Design; henderson bas; Integrated Healthcare Communications; Ito Partners; Yamamoto Moss Mackenzie;  Margeotes Fertitta Powell; Northstar Research Partners; Onbrand; Pro-Image; Source Marketing; TargetCom; and Veritas Communications.

Equity Accounted Affiliates:

The following are the Company’s affiliates that are accounted for under the equity method:  Cliff Freeman and Partners and Fuse Project. These entities provide a range of advertising, marketing communication and design services.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis—Off-Balance Sheet Commitments—Put Rights of Subsidiaries’ Minority Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC PARTNERS INC.

SCHEDULE OF CURRENT AND POTENTIAL OWNERSHIP

Company	% Owned at 12/31/06	Year Acquired	PUT/CALL OPTIONS
			2007	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
ACLC Inc	100.0%	1992	—
Allard Johnson Communications Inc.	60.2%	1992	69.1%
Colle & McVoy, Inc.	100.0%	1999	—
Crispin Porter & Bogusky, LLC	49.0%	2001	60.0%	Note 1
Fletcher Martin, LLC	85.0%	1999	100.0%
kirshenbaum bond & partners, LLC	60.0%	2004	—	Note 2
Mono Advertising, LLC	49.9%	2004	—	Note 3
Vitro Robertson, LLC	68.0%	2004	—	Note 4
Zig Inc.	50.1%	2004	—	Note 5
Zyman Group, LLC.	62.1%	2005	—	Note 6
Customer Relationship Management
Accent Marketing Services, LLC	93.7%	1999	99.5%	Note 7
Specialized Communication Services
Accumark Communications Inc.	55.0%	1993	—	Note 8
Banjo Strategic Entertainment, LLC	75.0%	2004	—
Bratskeir & Company, Inc.	100.0%	2000	—
Bruce Mau Design Inc.	50.1%	2004	—
Bryan Mills Group Ltd.	71.2%	1989	100.0%
Chinnici Direct, Inc.	100.0%	2000	—
Computer Composition of Canada Inc.	100.0%	1988	—
Hello Design, LLC	51.0%	2004	—
henderson bas partnership	65.0%	2004	100.0%
Integrated Healthcare Communications, Inc.	80.0%	1997	—
Ito Partners LLC	60.0%	2006	—	Note 9
Margeotes Fertitta Powell, LLC	95.0%	1998	—	Note 10
Northstar Research Partners Inc.	70.1%	1998	100.0%
Onbrand	85.0%	1992	—
Pro−Image Corporation	100.0%	1994	—
Source Marketing, LLC	80.0%	1998	—	Note 11
TargetCom, LLC	100.0%	2000	—
Veritas Communications Inc.	58.8%	1993	—
Yamamoto Moss Mackenzie (formerly Mackenzie Marketing, Inc.)	100.0%	2000	—
Equity Accounted:
Cliff Freeman and Partners, LLC	19.9%	2004	—
Fuse Project, LLC.	20.0%	2005	—	Note 12

Notes

1.

MDC has the right to increase its ownership in Crispin Porter & Bogusky, LLC (“CPB”) through acquisition of an incremental interest, up to 60% in 2007, up to 77% in 2008, up to 94% in 2010 and up to 100% in 2012. The other interest holders have the right to put to MDC an incremental interest up to 60% in 2007, up to 77% in 2008, up to 94% in 2010 and up to 100% in 2012.

2.

MDC has the right to increase its ownership in kirshenbaum bond & partners, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2008.

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

5.

MDC has the right to increase its ownership in Zig Inc. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 76.4% in 2009 and up to 80% in 2010.

6.

MDC has the right to increase its ownership in Zyman Group, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to  67.6% in 2008. MDC also has the right to further increase its ownership interest in Zyman Group through acquisition of an incremental interest up to 93.2% in 2013.

7.

MDC has the right to increase its ownership in Accent Marketing Services LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 99.5% in 2007.

8.

MDC, has the right to increase its ownership in Accumark Communications Inc. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest up to 61.7% in 2010, up to 68.3% in 2011 and up to 75.0% in 2012.

9.

MDC, has the right to increase its ownership in Ito Partners LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest up to 80% of this entity in 2011.

10.

MDC has the right to increase its ownership in Margeotes Fertitta Powell LLC through acquisition of an incremental interest, and the interest holder has the right to put to MDC the same incremental interest, up to 100% in 2010.

11.

MDC has the right to increase its ownership in Source Marketing, LLC through acquisition of an incremental interest, and the interest has the right to put to MDC the same incremental interest up to 86.7% in 2008, 93.4% in 2010 and 100% in 2012.

12.

CPB has a 20% interest in Fuse Project, LLC and MDC owns 49% of CPB.

Highlights Since January 1, 2006

Since January 1, 2006, the following significant developments in MDC’s business have occurred.

February 7, 2006

MDC purchased 12.33% of the membership interests of Source Marketing LLC (“Source”) following the minority holder’s exercise of a put option in October 2005. The purchase price of $2.3 million consisted of cash of $1.8 million and the delivery of 1,063,516 shares of LifeMed valued at $0.5 million. Following this transaction, the Company’s ownership in LifeMed was 13.2%.

February 15, 2006

Source issued 15% of its currently outstanding membership interests to certain members of management. The purchase price for these membership interests was equal to $1.5 million, which consisted of cash of $0.4 million and recourse notes in a principal amount equal to $1.1 million, An amended and restated LLC agreement was entered into with these new shareholders. The agreement also permits these shareholders to put to the Company these membership interests from December 2008-2012. As a result of the above transactions, the Company owned 85% of Source.

July 1, 2006

MDC and Mono Advertising, LLC amended its operating agreement to eliminate certain limitations that MDC had on its ability to exercise control of Mono Advertising, LLC. Effective July 1, 2006 MDC has consolidated Mono Advertising, LLC which had previously been accounted for under the equity method.

November 14, 2006

MDC completed the sale of the stock of the Secure Products International Group (“SPI”) to an affiliate of H.I.G. Capital in exchange for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the SPI. The net cash proceeds where used to repay borrowings under the Company’s credit facility.

November 17, 2006

MDC, through its subsidiary Zig Inc. (“Zig”) purchased a controlling interest in Hadrian’s Wall Advertising, LLC for $0.6 million. Hadrian’s Wall Advertising, LLC is a creative advertising firm that was acquired to facilitate the expansion of Zig’s business into the US market. In addition, MDC purchased an additional 0.2% of Zig for nominal cash and 30,000 MDC Stock Appreciation Rights, valued at $0.1 million. Effective November 17, 2006, MDC has consolidated Zig, which had previously been accounted for under the equity method.

November 17, 2006

MDC purchased an additional 20% interest in Northstar Research Partners Inc. for $3.4 million. Northstar Research Partners Inc. is MDC’s primary research agency with goals of expanding further into the US and internationally.

December 15, 2006

MDC and Accumark Communications Inc. amended its operating agreement to eliminate certain minority rights. Effective December 15, 2006, MDC has consolidated Accumark Communications Inc. which had previously been accounted for under the equity method.

February 2, 2007

MDC, through its subsidiary Bryan Mills Group Ltd. (“Bryan Mills”), acquired 100% of the issued and outstanding shares of Iradesso Communications Corp., a Canadian financial communications firm. The purchase price for this transaction included a cash payment equal to approximately $0.3 million and the issuance of shares in Bryan Mills representing 11.85% of the ownership in Bryan Mills valued at approximately $0.7 million.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to (a) the Company’s Marketing Communications Businesses, and (b) the geographic regions the businesses operate within, refer to Note 16 (Segmented Information) of the notes to the consolidated financial statements included in this Annual Report and to “Item 7. Management’s Discussion and Analysis” for further discussion.

Competition

In the competitive, highly fragmented marketing and communications industry, the Company’s operating companies compete for business with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s Marketing Communications Businesses. Each of the operating companies also faces competition from numerous independent agencies that operate in multiple markets. MDC’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with marketing ideas and strategies that are focused on increasing clients’ revenues and profits.  These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among the operating companies through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs.

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

Industry Trends

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

Clients

The Company serves clients in virtually every industry and in many cases the same clients in various locations. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis—Executive Overview” for a further discussion of MDC’s arrangements with its clients.

The Company’s significant clients in 2006 included Sprint, Volkswagen of America and Burger King. During 2006, Sprint accounted for approximately 15.5% of revenues. No client accounted for 10% or more of revenues during 2005. In 2004, Sprint, via a vendor relationship with IBM, represented approximately 13% of MDC’s revenues for the year. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 39%, 35% and 34% of 2006, 2005 and 2004 revenues, respectively.

Employees

As of December 31, 2006, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total

Strategic Marketing Services	1,438
Customer Relationship Management	2,982
Specialized Communication Services	537
Corporate	37
Total	4,994

See Management’s Discussion and Analysis for a discussion of the effect of cost of services sold on MDC’s historical results of operations. Because of the personal service character of the Marketing Communications Businesses, the quality of personnel is of crucial importance to MDC’s continuing success. MDC considers its relations with employees to be satisfactory.

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

The Company operates in a highly competitive environment in an industry characterized by numerous firms of varying sizes, with no single firm or group of firms having a dominant position in the marketplace. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because a firm’s principal asset is its people, barriers to entry are minimal, and relatively small firms are, on occasion, able to take all or some portion of a client’s business from a larger competitor.

While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions. To the extent that the Company fails to maintain existing clients or attract new clients, MDC’s business, financial condition and operating results may be affected in a materially adverse manner.

The loss of lines of credit could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.

As of December 31, 2006, MDC had approximately $48.9 million outstanding under its revolving credit facility in the form of borrowings and letters of credit (the “Credit Facility”). The Credit Facility is scheduled to expire, by its terms, on September 22, 2007.  MDC uses amounts available under the Credit Facility, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

MDC amended its Credit Facility five times in 2005, and another four times in 2006. Certain of these amendments to the Credit Facility were necessary in order to avoid an event of default under the Credit Facility and to permit the Company to continue to borrow under the Credit Facility. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a more detailed discussion of these amendments to the Credit Facility.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes that the Company will be in compliance with covenants over the next twelve months. If, however, events were to occur which result in MDC losing all or a substantial portion of its lines of credit under the Credit Facility, MDC would be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, or if MDC were unable to extend the term or replace the Credit Facility prior to September 22, 2007, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options would be materially adversely affected.

MDC has identified, and corrected, improper practices relating to its historical option grant practices, and the results of MDC’s internal review may give rise to uncertainties and liabilities.

As disclosed in the Company’s Report on Form 8-K filed on December 22, 2006, a Special Committee of disinterested and independent directors, with the assistance of independent legal counsel, completed an internal review of the Company’s historical option grant practice. In connection with this review, the Company has corrected all historical option grants for which the exercise price did not correspond to the market price on the date of the approval of the grant so that the exercise price is now the same as the market price on the date of the approval. These adjustments were made pursuant to the self-correcting provisions in the Company’s option plan. As previously disclosed, the Company does not intend nor expect to restate any financial statements for prior periods, and management does not expect any material impact on the Company’s financial statements as a result of the Special Committee’s review and conclusions.

The Company has incurred significant expenses for outside legal counsel services as part of its review. While the Special Committee believes it has made appropriate judgments in correcting improper stock option grants and implementing its recommendations, it is possible that one or more regulatory agencies may determine to conduct their own formal investigation of the Company’s historical option grant process.

Accordingly, there is a risk that the Company may have to take other actions not currently contemplated.

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

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses into MDC’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company. MDC may not realize the strategic and financial benefits that it expects from any of its past acquisitions, or any future acquisitions.

MDC’s business could be adversely affected if it loses key clients.

MDC’s strategy has been to acquire ownership stakes in diverse marketing communications businesses to minimize the effects that might arise from the loss of any one client or executive. The loss of one or more clients could materially affect the results of the individual operating companies and the Company as a whole. Management succession at our operating units is very important to the ongoing results of the Company because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management personnel. If key executives were to leave our operating units, the relationships that MDC has with its clients could be adversely affected.

MDC’s ability to generate new business from new and existing clients may be limited.

To increase its revenues, MDC needs to obtain additional clients or generate demand for additional services from existing clients. MDC’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of MDC’s employees, services and reputation and the breadth of its services. To the extent MDC cannot generate new business from new and existing clients due to these limitations, it will limit MDC’s ability to grow its business and to increase its revenues.

MDC’s revenues are susceptible to declines as a result of general adverse economic developments.

The marketing communications services industry is cyclical and is subject to the negative effects of economic downturns. MDC’s advertising and marketing services subsidiaries and affiliates are also exposed to the risk of clients changing their business plans and/or reducing their marketing budgets. As a result, if the U.S. and Canadian economies weaken, our businesses, financial condition and operating results are likely to be adversely affected.

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

The Company often incurs expenses on behalf of its clients in order to secure a variety of media time and space, in exchange for which it receives a fee. The difference between the gross cost of the media and the net revenue earned by us can be significant. While MDC takes precautions against default on payment for these services (such as advance billing of clients) and have historically had a very low incidence of default, MDC is still exposed to the risk of significant uncollectible receivables from our clients.

MDC’s results of operations are subject to currency fluctuation risks.

Although MDC’s financial results are reported in U.S. dollars, a portion of its revenues and operating costs are denominated in currencies other than the US dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the Canadian dollar, may affect MDC’s financial results and competitive position.

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

MDC has recently eliminated material weaknesses in its internal control over financial reporting.

MDC is required to review and assess its disclosure controls and procedures and its internal controls over financial reporting, pursuant to the Sarbanes-Oxley Act of 2002. As disclosed more fully in Item 9A of this annual report on Form 10-K for the year ended December 31, 2006, management’s assessment has identified that all previously disclosed material weaknesses in disclosure controls and procedures and internal controls over financial reporting have been remediated. However, MDC cannot ensure that additional material weaknesses or deficiencies in its internal control over financial reporting will not be identified in the future. Deficiencies may adversely affect MDC’s ability to record, process, summarize and report financial data.

Item 1B. Unresolved Staff Comments

As of March 15, 2007, there is one unresolved comment of the Staff of the Division of Corporate Finance of the Securities and Exchange Commission relating to the Company’s accounting policy for revenue recognition under the Proportional Performance model. (See Note 2 regarding “Revenue Recognition” in the notes to the Company’s consolidated financial statements herein). The Company believes that application of this accounting policy is appropriate and in accordance with U.S. generally accepted accounting principles.

Item 2. Properties

See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and the “Management’s Discussion and Analysis” for the impact of occupancy costs on the Company’s operating expenses.

MDC maintains office space in many cities in the United States, Canada, the United Kingdom, Jamaica and Mexico. This space is primarily used for office and administrative purposes by MDC’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of MDC’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to MDC’s non-US businesses are denominated in other than US dollars and are therefore subject to changes in foreign exchange rates.

Item 3. Legal Proceedings

MDC’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, MDC has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of MDC.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is The Toronto Stock Exchange (symbol: “MDZ.A”). As of March 1, 2007, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported by the NASDAQ composite and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2006 and 2005 are as follows:

	High	Low

Nasdaq National Market
($ per share)
Quarter Ended
March 31, 2005	11.89	9.30
June 30, 2005	10.37	7.45
September 30, 2005	10.05	6.80
December 31, 2005	7.60	5.35
March 31, 2006	9.50	6.06
June 30, 2006	9.60	7.75
September 30, 2006	9.00	6.80
December 31, 2006	8.06	6.79
The Toronto Stock Exchange
(C $ per share)
Quarter Ended
March 31, 2005	13.91	10.25
June 30, 2005	12.75	9.00
September 30, 2005	10.85	8.20
December 31, 2005	8.75	6.27
March 31, 2006	10.04	7.32
June 30, 2006	10.63	8.68
September 30, 2006	10.00	7.55
December 31, 2006	9.01	7.65

As of March 1, 2007, the last reported sale price of the Class A subordinate voting shares was $7.51 on NASDAQ and C$8.87 on the Toronto Stock Exchange.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2006.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance (excluding Column (a))
	(a)		(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	1,733,081		$8.57	1,061,000
Stock appreciation rights	237,059	(1)	$7.91	1,398,158
Not approved by stockholders:
None	—		—	—

——————

(1)

Based on December 31, 2006 closing Class A subordinate voting share price on the Toronto Stock Exchange of C$8.50 ($7.40).

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of two million Class A subordinate voting shares.

See also Note 14 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares- Class A subordinate voting shares

For the twelve months ended December 31, 2006, the Company made no purchases of its Class A subordinate voting shares or its Class B shares. In 2004, the Company publicly announced a stock repurchase plan, which repurchase plan expired in June, 2005. Pursuant to its Credit Facility, the Company is currently restricted from repurchasing its shares.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for the Company’s common stock is CIBC Mellon Trust Company. CIBC Mellon Trust Company operates a telephone information inquiry line that can be reached by dialing toll-free 1-800-387-0825 or 416-643-5500.

Correspondence may be addressed to:
MDC Partners Inc.
C/o CIBC Mellon Trust Company
Corporate Trust Services
P.O. Box 7010
Adelaide Street Postal Station
Toronto, Ontario M5G 2M7

Item 6. Selected Financial Data

The following selected financial data should be read in connection with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this annual report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
OPERATING DATA
Revenues	$423,671	$363,362	$247,073	$210,086	$302,051
Operating profit	$13,286	$19,959	$4,659	$9,681	$27,593
Income (loss) from continuing operations	$(14,823)	$(9,083)	$6,572	$31,872	$93,381
Stock-based compensation included in income from operations	$8,361	$3,272	$8,388	$6,182	$—
EARNINGS (LOSS) PER SHARE
Basic
Continuing operations	$(0.62)	$(0.39)	$0.31	$1.62	$5.52
Diluted
Continuing operations	$(0.62)	$(0.39)	$0.29	$1.40	$3.69
FINANCIAL POSITION
Total assets	$493,501	$507,315	$437,341	$321,539	$349,677
Total debt	$95,454	$123,149	$53,538	$150,142	$179,694
Fixed charge coverage ratio	1.31	2.16	2.78	3.09	6.31

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2006

On November 14, 2006, MDC sold its Secure Products International Products division, all periods have been restated to reflect these discontinued operations. See Note 11 of the notes to consolidated financial statements included herein.

MDC incurred an impairment charge of $6.3 million relating to identified intangible assets and goodwill.

For the first six months of 2006, the Company paid interest at the rate of 8.5% on its (C$45.0 million) Debentures. In accordance with the terms of the Debentures, the Company paid interest at the rate of 8.0% for the last six months of 2006. See below.

Year Ended December 31, 2005

On June 28, 2005, MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to $38.7 million as of December 31, 2005 (C$45.0 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. Effective January 1, 2006 until the date on which a registration statement for the resale of the Debentures is declared effective by the SEC, the Debentures will bear interest at an annual rate of 8.50%, the registration statement was declared effective during the second quarter of 2006. The Company’s interest rate was 8.5% until June 30, 2006, at which time the rate was reduced to 8.0%.

On April 1, 2005, MDC, through a wholly-owned subsidiary, purchased 61.6% of the total outstanding membership units of Zyman Group, LLC for a purchase price equal to $52.4 million paid in cash, plus the issuance of 1,139,975 class A shares of MDC valued at approximately $11.2 million. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group, LLC, which as of December 31, 2005 approximates a priority return of $12.7 million.

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

Executive Summary

The Company’s objective is to create shareholder value by building market-leading subsidiaries and affiliates that deliver innovative, value-added marketing communications and strategic consulting to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are three reportable operating segments: Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions. During the fourth quarter of 2006, the Company reclassified Margeotes Fertitta Powell, LLC (“MFP”) from the SMS segment to the SCS segment as MFP’s performance for the foreseeable future is not expected to be consistent with the other operating units of the SMS group. All prior periods have been recast to conform to the current year presentation.

Marketing Communications Businesses

Through its operating “partners”, MDC provides advertising, consulting and specialized communication services to clients throughout the United States, Canada, Mexico and Europe.

The operating companies earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the notes to the consolidated financial statements.

MDC measures operating expenses in two distinct cost categories: cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to providing services. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Also included in operating expenses is depreciation and amortization.

Because we are a service business, we monitor these costs on a percentage of revenue basis. Cost of services sold tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.

Certain Factors Affecting Our Business

Acquisitions and Dispositions. MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into a number of acquisition and disposal transactions during the 2004 to 2006 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 11 “Discontinued Operations” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Foreign Exchange Fluctuations. MDC’s financial results and competitive position are primarily affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar, as described in Item 1A “Risk Factors—MDC’s results of operations are subject to currency fluctuation risks.” See also “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange.” Further information is provided in “Foreign Currency Translation” in Note 2 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality. Historically, with some exceptions, the fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Other important factors that could affect our results of operations are set forth in “Item 1A Risk Factors.”

Summary of Key Transactions

Sale of Secure Products International

On November 14, 2006, MDC completed the sale of its Secure Products International Group for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the Secure Products International Group. During 2006, the Company recorded an impairment loss of $19.5 million and a gain on a sale of $1.8 million. The results of operations of the Secure Products International Group have been included in discontinued operations for all periods presented.

Zyman Group Acquisition

On April 1, 2005, MDC, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for a purchase price equal to $52.4 million in cash and 1,139,975 Class A shares of MDC. In addition, MDC may be required to pay up to an additional $12 million in cash and Class A shares to the sellers if Zyman Group achieves specified financial targets for the twelve month periods ending June 30, 2006 and 2007. The Zyman Group did not meet the required targets for the twelve month period ending June 30, 2006. Based on Zyman Group’s expected performance for the twelve months ended June 30, 2007, such financial targets are not expected to be met.

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

Based on the Company’s investment in the Zyman Group, at December 31, 2006, the annual priority return is expected to be equal to approximately $12.7 million, with the minority owners receiving the next $7.9 million up to the “threshold” amount of $20.6 million. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s results for 2006, the Company received less than its priority return from Zyman Group in 2006. In addition, based on Zyman Group’s expected results for 2007, the Company does not expect to receive more than the sum of its priority return for 2007 and catch-up payments for 2006.

8% Convertible Debentures

MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to $38.7 million as of December 31, 2005 (C$45.0 million) (the “Debentures”). The Debentures mature on June 30, 2010. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing December 31, 2005. Because a registration statement for resale of the Debentures was not declared effective on December 31, 2005, but rather during the second quarter of 2006, the Company’s interest rate was 8.5% until June 30, 2006, at which time it was reduced to 8%.

Crispin Porter + Bogusky, LLC

Effective September 22, 2004, the financial statements of Crispin Porter + Bogusky, LLC (“CPB”), a non-controlled affiliate that was previously accounted for under the equity method, have been consolidated with MDC’s financial statements from that date as a variable interest entity.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004 are presented below:

	For the Year Ended December 31, 2006
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(thousands of United States dollars)
Revenue	$241,481	$84,917	$97,273	—	$423,671
Cost of services sold	118,018	61,419	67,362	—	246,799
Office and general expenses	71,589	16,531	20,341	$24,062	132,523
Depreciation and amortization	17,567	5,003	1,903	284	24,757
Goodwill and intangible charges	—	—	6,306	—	6,306
Operating Profit (Loss)	$34,307	$1,964	$1,361	$(24,346)	13,286
Other Income (Expense):
Other income					1,142
Foreign exchange gain					614
Interest expense, net					(10,764)
Income from continuing operations before income taxes, equity in affiliates and minority interest					4,278
Income taxes					2,561
Income from continuing operations before Equity in affiliates and minority interests					1,717
Equity in earnings of non-consolidated affiliates					168
Minority interests in income of consolidated subsidiaries	$(13,077)	$(73)	$(3,558)	$—	(16,708)
Loss from continuing operations					(14,823)
Loss from discontinued operations					(18,716)
Net loss					$(33,539)
Stock-based compensation	$1,010	$24	$2,339	$4,988	$8,361

Restated For Discontinued Operations

	For the Year Ended December 31, 2005
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(thousands of United States dollars)
Revenue	$203,944	$67,240	$92,178	$—	$363,362
Cost of services sold	97,316	51,913	62,582		211,811
Office and general expenses	54,810	10,427	17,601	25,138	107,976
Depreciation and amortization	17,892	3,578	1,311	362	23,143
Goodwill charges	—	—	473		473
Operating Profit (Loss)	$33,926	$1,322	$10,211	$(25,500)	19,959
Other Income (Expense):
Other income					478
Foreign exchange gain					80
Interest expense, net					(7,474)
Income from continuing operations before income taxes, equity in affiliates and minority interest					13,043
Income taxes					2,336
Income from continuing operations before equity in affiliates and minority interests					10,707
Equity in earnings of non-consolidated affiliates					1,402
Minority interests in income of consolidated subsidiaries	$(18,205)	$(84)	$(2,903)	$—	(21,192)
Loss from continuing operations					(9,083)
Income from discontinued operations					1,134
Net loss					$(7,949)
Stock-based compensation	$519	$81	$—	$2,672	$3,272

Restated For Discontinued Operations

	For the Year Ended December 31, 2004
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(thousands of United States dollars)
Revenue	$110,883	$59,673	$76,517	$—	$247,073
Cost of services sold	63,106	43,746	52,113	—	158,965
Office and general expenses	25,410	8,847	14,829	26,807	75,893
Depreciation and amortization	5,393	3,451	1,168	237	10,249
Other Charges (recoveries)	—	—	(343)	(2,350)	(2,693)
Operating Profit (Loss)	$16,974	$3,629	$8,750	$(24,694)	4,659
Other Income (Expense):
Other income					14,977
Foreign exchange loss					(287)
Interest expense, net					(6,618)
Income from continuing operations before income taxes, equity in affiliates and minority interest					12,731
Income taxes					575
Income from continuing operations before equity in affiliates and minority interests					12,156
Equity in earnings of non-consolidated affiliates					3,651
Minority interests in income of consolidated subsidiaries	$(6,387)	$(245)	$(2,603)	$—	(9,235)
Income from continuing operations					6,572
Loss from discontinued operations					(8,729)
Net loss					$(2,157)
Stock-based compensation	$131	$130	$78	$8,049	$8,388

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue was $423.7 million for the year ended 2006, representing a 16.6% increase compared to revenue of $363.4 million for the year ended 2005. This increase relates primarily to organic growth and acquisitions made during 2005.

Operating profit for the year ended 2006 was $13.3 million, compared to $20.0 million for the year ended 2005. The decrease in operating profit in 2006 was primarily the result of a goodwill impairment of $6.3 million, additional depreciation and amortization, a $5.0 million increase in stock-based compensation expense and a charge of $2.6 million relating to the closure of one of our West Coast facilities relating primarily to the net present value of lease termination costs. These decreases were offset in part by the increase in revenue, a reduction in outside professional fees, a one time reversal of a liability relating to the termination of a prior commitment of $1.9 million and a reduction in cost of services sold resulting from a change in estimate relating to the elimination of potential liabilities of $1.7 million.

The loss from continuing operations for 2006 increased from $9.1 million in 2005, to $14.8 million in 2006, as a result of the items described above.

Marketing Communications Group

Revenues in 2006 attributable to the Marketing Communications Group, which consists of three reportable segments – Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $423.7 million compared to $363.4 million in 2005, representing a year-over-year increase of 16.6%.

The components of revenue growth for 2006 are shown in the following table:

	Revenue
	$000’s	%

Year ended December 31, 2005	$363,362	—
Acquisitions and effect of accounting change	17,152	4.7%
Organic	39,483	10.9%
Foreign exchange impact	3,674	1.0%
Year ended December 31, 2006	$423,671	16.6%

The Marketing Communications Group had organic growth of $39.5 million or 10.9% in 2006, primarily attributable to new business wins and additional revenues from existing clients, particularly in the US.

A weakening of the US dollar versus the Canadian dollar and UK pound in 2006 compared to 2005 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $3.7 million. Revenue increased by $13.5 million primarily as a result of the acquisition of the Zyman Group in 2005. Additionally, revenue increased $3.6 million in 2006 as a result of the change in accounting for Zig Inc., Mono Advertising, LLC and Accumark Communications, Inc., all previously accounted for under the equity method of accounting.

The geographic mix in revenues was consistent between 2006 and 2005 and is demonstrated in the following table:

	2006	2005

US	84%	84%
Canada	14%	14%
UK and other	2%	2%

The operating profit of the Marketing Communications Group decreased by approximately 17.4% to $37.6 million from $45.4 million, with operating margins of 8.9% for 2006 compared to 12.5% in 2005. The decrease in operating margins was primarily reflective of increases in general and other operating costs related to administrative salaries including severance, increased stock based compensation expense, a charge for the closure of one of our West Coast facilities and a goodwill impairment charge, offset by a decrease in direct costs as a percentage of revenue relating in part to a change in estimate relating to the elimination of potential liabilities and the reversal of a liability relating to a prior commitment.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2006 were $241.5 million compared to $203.9 million in 2005. The year-over-year increase of $37.6 million or 18.4% was attributable primarily to organic growth of $22.4 million, $11.7 million relating to the 2005 acquisition of the Zyman Group, $2.1 million relating to the change in accounting for Zig Inc., and Mono Advertising, LLC, both previously accounted for on the equity method to consolidating them during 2006. A weakening of the US dollar versus the Canadian dollar in 2006 compared to 2005 resulted in a $1.3 million increase or 0.7% in contributions from the division’s Canadian-based operations. Organic growth for 2006 was approximately 10.9% primarily due to new business wins in the US.

The operating profit of SMS increased by approximately 1% to $34.3 million from $33.9 million in 2005, while operating margins decreased to 14.2% for 2006 from 16.6% in 2005. These decreased profits were primarily reflective of an increase in total staff costs as a percentage of revenue from 52% in 2005 to 54% in 2006, a $2.6 million charge relating to the closure of one of our West Coast facilities, increased stock based compensation of $0.5 million, offset in part by the increase in revenue, a one time reversal of a liability relating to the termination of a prior commitment of $1.9 million and a reduction in cost of services sold resulting from a change in estimate relating to the elimination of potential liabilities in the amount of $1.7 million. The increase in staff costs results primarily from an increase in head count to service the increase in the organic growth.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2006 were $84.9 million, an increase of $17.7 million or 26.3% compared to the $67.2 million reported for 2005. This growth was due primarily to higher volumes from existing clients in part as a result of the opening of three additional customer care centers during 2006 offset by the closure of one customer care center.

Operating profit earned by CRM increased by approximately $0.6 million to $1.9 million for 2006 from $1.3 million for the previous year. Operating margins were 2.3% for 2006 as compared to 2.0% in 2005. The increase was primarily the result of an increase in gross margins primarily from reduced costs incurred relating to the implementation of a new service contract with one of the segment’s large clients, partially offset by increases in office and general expenses as a percentage of revenue and depreciation and amortization. These increases resulted from the start up of three additional customer care centers during fiscal 2006.

Specialized Communication Services (“SCS”)

SCS generated revenues of $97.3 million for 2006, $5.1 million or 5.5% higher than 2005. Acquisitions accounted for an increase of approximately 1.9%, 1.6% of the increase related to the change for Accumark Communications, Inc. previously accounted for on the equity method to consolidating that entity during 2006, while organic revenue decreased by $0.5 million or 0.6% from 2005 to 2006. This decrease in organic revenue is a result of new business wins offset by a decrease in project related work and the loss of several significant clients. Revenues of the division’s Canadian and UK-based operations increased 2.5% compared to 2005 as a result of a weakening of the US dollar versus the Canadian dollar and UK pound.

Similarly, the operating profit of SCS decreased by approximately 86.7% to $1.4 million from $10.2 million in 2005 due primarily to a goodwill impairment charge of $6.3 million resulting from the loss of several  significant clients of MFP, an increase in stock based compensation of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC during the first quarter of 2006. In addition total staff costs as a percentage of revenue increased to 51.5% in 2006 from 49.8% in 2005, primarily as a result of the loss of clients noted above.

Corporate

Operating costs related to the Company’s Corporate and Other operations totaled $24.3 million compared to $25.5 million in 2005. This decrease was primarily due to a decrease in outside professional fees of $4.5 million resulting from decreased costs relating to compliance costs associated with the Sarbanes-Oxley legislation and a reduction in audit fees. These decreases were offset by an increase in staff costs of $2.7 million relating primarily to an increase in non-cash stock based compensation of $2.3 million. Additional increases in insurance and occupancy costs relating to the establishment of a New York office in December 2005 were offset in part in 2006 by decreases in recruitment costs.

Other Income (Expense) and Settlement of Long-Term Debt

Other income increased to $1.1 million in 2006 compared to $0.5 million in 2005. The 2006 income is comprised of gains on the sale of assets, the settlement in June 2006, of the Company’s cross currency swap, the recovery of an investment offset in part by a loss on an equity transaction of a subsidiary. The 2005 income is comprised of a recovery of an investment offset by losses on the sale of assets.

Foreign Exchange Gain

The foreign exchange gain was $0.6 million for 2006 compared to the gain of $0.1 million recorded in 2005 and was due primarily to a weakening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries. At December 31, 2006, the exchange rate was 1.17 Canadian dollars to one US dollar, compared to 1.16 at the end of 2005.

Net Interest Expense

Net interest expense for 2006 was $10.8 million, an increase of $3.3 million over the $7.5 million net interest expense incurred during 2005. This increase relates primarily to higher outstanding debt combined with higher interest rates in 2006 due in part to the acquisition of the Zyman Group and the issuance of the 8% Debentures, in June 2005 (which accrued interest at 8.5% during the first six months of 2006). Interest income increased by $0.2 million during 2006 compared to 2005.

Income Taxes

Income tax expense in 2006 was $2.6 million compared to an expense of $2.3 million for 2005. The Company’s effective tax rate was substantially higher than the statutary rate in 2006 because the Company increased its valuation allowance in an amount equal to the tax loss resulting from the sale of SPI. In 2005, the Company’s effective tax rate was substantially lower than the statutory tax rate due non deductible stock based compensation and to minority interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2006, income of $0.2 million was recorded, $1.2 million lower than the $1.4 million earned in 2005. This decrease was primarily due to the consolidation of Zig Inc., Mono Advertising, LLC and Accumark Communications Inc., which have been consolidated in the Company’s financial statements during 2006, but was previously accounted for under the equity method. In addition, during the fourth quarter of 2006, the Company recorded an impairment charge of $0.8 million relating to its investment in Cliff Freemen.

Minority Interests

Minority interest expense was $16.7 million for 2006, down $4.5 million from the $21.2 million of minority interest expense incurred during 2005, primarily due to the decrease in profitability of the SMS operating segment.

Discontinued Operations

The loss from discontinued operations for 2006 amounted to $18.7 million versus income of $1.1 million for 2005. Discontinued operations is comprised of SPI, Mr Smith Agency, Ltd. (“Mr Smith”) and a variable interest entity whose operations had been consolidated by the Company, LifeMed Media, Inc. (“LifeMed”).

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of $27 million. During 2006, the Company had previously recorded an impairment charge of $19.5 million relating to SPI’s long lived assets to adjust them to fair market value. The sale of SPI has resulted in a gain of $2.9 million ($1.8 million net of taxes). The results of operations of SPI for 2006 resulted in a loss of $2.1 million and income of $0.6 million in 2005.

Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.4 million and $1.1 million for the years ended 2006 and 2005, respectively.

During July 2005, LifeMed completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6.2 million. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded an equity gain of $1.3 million. This gain represents the Company’s recovery of previously recorded losses in excess of the Company’s original investment and the losses recorded that were in excess of the minority shareholders original investment. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the consolidated statement of operations. During February 2006, the Company further reduced its ownership in LifeMed in connection with a put obligation relating to Secure Marketing LLC. The Company’s current ownership in LifeMed is 5.8%.

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

Net Income

As a result of the foregoing, the net loss recorded for 2006 was $33.5 million or a loss of $1.40 per diluted share, compared to the net loss of $7.9 million or $0.34 per diluted share reported for 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

On a consolidated basis, revenue was $363.4 million for the year ended 2005, representing a 47% increase compared to revenue of $247.1 million for the year ended 2004. This increase relates primarily to acquisitions in both 2004 and 2005, together with the consolidation of CPB from September 22, 2004, and organic growth.

Operating profit for the year ended 2005 was $20.0 million, compared to $4.7 million for the year ended 2004. The increase in operating income in 2005 was primarily the result of an increase in revenue, a decrease in stock-based compensation expense offset in part by increased compliance costs associated with Sarbanes-Oxley legislation and the establishment of a corporate office in New York.

The loss from continuing operations for 2005 increased from income of $6.6 million in 2004, to a loss of $9.1 million in 2005, as a result of the items described above offset primarily by the 2004 gain of $15.0 million of the Company’s divestiture of its remaining interest in CDI.

Marketing Communications Group

Revenues in 2005 attributable to the Marketing Communications Group were $363.4 million compared to $247.1 million in 2004, representing a year-over-year increase of 47%.

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

Of the revenue growth, $56.8 million was attributable to acquisitions completed by the Company during 2004 and 2005, of which $45.4 million related to Zyman. The Company acquired a controlling interest in kirshenbaum bond + partners, LLC, during the first quarter of 2004, controlling interests in henderson bas, Hello Design, LLC, Bruce Mau Design Inc., and Banjo, LLC, during the second quarter of 2004, VitroRobertson, LLC during the third quarter of 2004, and the Zyman Group, LLC during the second quarter of 2005. A weakening of the US dollar versus the Canadian dollar and UK pound in 2005 compared to 2004 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $3.5 million. Additionally, revenue increased $36.4 million in 2005 as a result of the change in accounting of CPB described above.

The positive organic growth, combined with acquisitions and the effect of the accounting treatment given to CPB, resulted in a shift in the geographic mix of revenues, due to an increase in the percentage of revenue growth attributable to US operations versus Canadian and UK-based operations compared to the geographic mix experienced in 2004.

This shift in the geographic mix in revenues is demonstrated in the following table:

	2005	2004

US	84%	79%
Canada	14%	18%
Other	2%	3%

The operating profit of the Marketing Communications Group increased by approximately 55% to $45.5 million from $29.4 million, with operating margins of 12.5% for 2005 compared to 11.9% in 2004. The increase in operating margins was primarily reflective of a decrease in direct costs and staff costs as a percentage of revenue, offset by increases in general and other operating costs related to administrative salaries including severance, increased amortization relating to the Zyman acquisition and the application of consolidation accounting to the results of CPB during 2005 versus equity accounting until September 22, 2004.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2005 were $203.9 million compared to $110.9 million in 2004. The year-over-year increase of $93.1 million or 84% was attributable primarily to the acquisitions of kirshenbaum bond & partners, LLC in during the first quarter of 2004, VitroRobertson, LLC during the third quarter of 2004 and Zyman Group, LLC during the second quarter of 2005 and the previously discussed change in the accounting of CPB, which has been consolidated since September 22, 2004. A weakening of the US dollar versus the Canadian dollar in 2005 compared to 2004 resulted in a 1.1% increase in contributions from the division’s Canadian-based operations. Organic growth for 2005 was approximately 2.6% compared to 2004 primarily due to new business wins in the US.

The operating profit of SMS improved by approximately 100% to $33.9 million from $17.0 million in 2004, while operating margins increased to 16.6% for 2005 from 15.3% in 2004. These increased profits were primarily reflective of the Zyman acquisition and the application of consolidation accounting of the results of CPB for the full year 2005 versus equity accounting until September 22, 2004 and a decrease in staff costs as a percentage of revenue partially offset by an increase in the amortization of intangibles related to both the Zyman and CPB transactions, severance costs and a stock-based compensation charge in 2005.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2005 were $67.2 million, an increase of $7.6 million or 12.7% compared to the $59.7 million reported for 2004. This growth was due primarily to higher volumes from existing clients.

Operating profit earned by CRM decreased by approximately $2.3 million to $1.3 million for 2005 from $3.6 million for the previous year. Operating margins were 2.0% for 2005 as compared to 6.1% in 2004. The decrease was primarily the result of a decrease in gross margins primarily from higher costs incurred relating to the implementation of a new service contract with one of the segment’s large clients, and an increase in staff costs that was not fully offset by the increase in revenues generated. Administration expenses as a percentage of revenue were consistent in both periods.

Specialized Communication Services (“SCS”)

SCS generated revenues of $92.2 million for 2005, $15.7 million or 20.5% higher than 2004. Acquisitions accounted for an increase of approximately 5.5%, while organic growth, reflective of new business wins, was approximately 12% for the 2005 year compared to 2004. Revenues of the division’s Canadian and UK-based operations increased 2.9% compared to 2004 as a result of a weakening of the US dollar versus the Canadian dollar and UK pound.

Similarly, the operating profit of SCS increased by approximately 31.9% to $10.2 million from $8.8 million in 2004 due primarily to the increase in revenue and a decrease of total staff costs as a percentage of revenue, partially offset by an increase in direct costs and a slight increase in administrative expense as a percentage of revenue due primarily to severance payments. Consequently, operating margins decreased to 11.1% for 2005, as compared to 11.4% in 2004.

Corporate

Operating costs related to the Company’s Corporate and Other operations totaled $25.5 million compared to $24.7 million in 2004. Excluding the effects of the recovery of $2.7 million in litigation related accruals in 2004, overhead costs decreased by $1.5 million. This decrease was primarily due to a reduction of stock-based compensation of $5.4 million, offset by the establishment of a corporate office in New York and increased compliance costs associated with Sarbanes-Oxley legislation. Stock-based compensation was $2.7 million in 2005 versus $8.0 million in 2004. The $5.4 million decrease primarily related to charges recorded in 2004 relating to the Company amending its stock appreciation rights plan to amend the method of settlement from cash exclusively to cash or equity at the option of the Company.

Other Income (Expense)

The other income recorded in 2005 of $0.5 million related primarily to the second quarter settlement of a loan held by Corporate operations which was previously provided for, offset by fixed asset dispositions. The 2004 gain of $15.0 million primarily related to the first quarter divestiture of the Company’s remaining interest in CDI, net of a loss on the settlement of the exchangeable debentures and the fair value adjustments on the related embedded derivative.

Foreign Exchange Gain (Loss)

The foreign exchange gain was $0.1 million for 2005 compared to the loss of $0.3 million recorded in 2004 and was due primarily to fluctuations of the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries.

Net Interest Expense

Net interest expense for 2005 was $7.5 million, an increase of $0.9 million over the $6.6 million net interest expense incurred during 2004. This increase relates primarily to higher outstanding debt combined with higher interest rates in 2005 due to the acquisition of the Zyman Group and the issuance of the 8% Debentures. Interest expense was reduced on a year-to-date basis by $0.2 million related to the mark-to-market adjustment of a swap agreement. (See “Liquidity and Capital Resources”). Interest income decreased by $0.3 million due to better utilization of cash balances to repay debt.

Income Taxes

Income tax expense in 2005 was $2.3 million compared to an expense of $0.6 million for 2004. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest charges in both 2005 and 2004.

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

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2005, income of $1.4 million was recorded, $2.2 million lower than the $3.7 million earned in 2004. This decrease was primarily due to the consolidation of CPB, which has been consolidated in the Company’s financial statements since September 22, 2004, but was previously accounted for under the equity method.

Minority Interests

Minority interest expense was $21.2 million for 2005, up $12 million from the $9.2 million of minority interest expense incurred during 2004, primarily due to the earnings of CPB which have been recorded on a consolidated basis since September 22, 2004, and other recent acquisitions.

Discontinued Operations

The income from discontinued operations for 2005 amounted to $1.1 million versus a loss of $8.7 million for 2004. Discontinued operations is comprised of the SPI, Mr Smith and a variable interest entity whose operations had been consolidated by the Company, LifeMed Media, Inc. (“LifeMed”).

On November 14, 2006, the Company completed its sale of SPI. The results of operations of SPI for 2005 was income of $0.6 million compared to a loss of $1.6 million in 2004. Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.1 million for each of the years ended 2005 and 2004.

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

Net Income

As a result of the foregoing, the net loss recorded for 2005 was $7.9 million or a loss of $0.34 per diluted share, compared to the net loss of $2.2 million or $0.09 per diluted share reported for 2004.

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2006	2005	2004
	(in thousands, except for long-term debt to shareholders’ equity ratio)
Cash and cash equivalents	$6,591	$12,923	$22,644
Working capital (deficit)	$(105,039)	$(99,935)	$(35,854)
Cash from operations	$39,705	$4,670	$20,254
Cash from investing	$(14,315)	$(67,404)	$(27,679)
Cash from financing	$(31,597)	$52,316	$(34,367)
Long-term debt to shareholders’ equity ratio	0.37	0.81	0.37

As at December 31, 2006 and 2005, $2.3 million and $5.3 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Facility using available cash.

Working Capital

At December 31, 2006, the Company had a working capital deficit of $105.0 million compared to a deficit of $99.9 million at December 31, 2005. Working capital decreased by $5.1 million primarily due to seasonal shifts in amounts billed to clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to minority interest holders, for their share of profits, in accrued and other liabilities during 2006, 2005 and 2004, the Company made distributions to these minority interest holders of $19.4 million, $17.6 million and $5.4 million, respectively. At December 31, 2006, $11.1 million remains outstanding to be distributed to minority interest holders over the next twelve months.

The Company expects that available borrowings under the Credit Facility, and expected refinancings thereof, together with cash flows from operations, will be sufficient at any particular time to adequately fund working capital deficits should there be a need to do so from time to time.

Operating Activities

Cash flow provided by continuing operations for 2006 was $34.7 million. This was attributable primarily to a loss from continuing operations of $14.8 million, plus non-cash stock based compensation of $7.4 million, depreciation and amortization of $27.0 million, an impairment charge of $6.3 million, an increase in accounts payable, accruals and other liabilities of $38.1 million and an increase in advance billings of $15.3 million. This was partially offset by increases in accounts receivable and expenditures billable to clients of $38.2 million. Discontinued operations provided cash of $5.0 million.

Cash flow provided by continuing operations, for 2005 was $1.5 million. This was attributable primarily to the loss from continuing operations of $9.1 million, plus non-cash depreciation and amortization of $24.4 million, non-cash stock-based compensation of $3.3 million, and a decrease in accounts receivable of $4.5 million. This was partially offset by a decrease in accounts payable of $10.1 million and a decrease in advance billings of $7.9 million. Discontinued operations provided cash of $3.2 million.

The cash flow provided by continuing operations, amounted to $18.0 million for 2004. This was attributable primarily to a loss income from continuing operations of $6.6 million plus stock-based compensation of $8.4 million, depreciation and amortization of $10.2 million, amortization and write-off of deferred finance charges of $6.2 million and an increase in accounts payable, accruals, other liabilities and advanced billings of $22.9 million. This was partially offset by an increase in expenditures billable to clients of $16.1 million and a gain on the disposition of assets and settlement of long-term debt of $19.0 million. Discontinued operations provided cash of $2.3 million.

Investing Activities

Cash flows used in investing activities were $14.3 million for 2006, compared with $67.4 million in 2005, and $27.7 million in 2004.

Expenditures for capital assets of continuing operations in 2006, 2005 and 2004 were $22.6 million, $10.8 million and $8.3 million, respectively.

During 2006, the Company received net proceeds of $16.4 million in connection with the sale of SPI and used $7.5 million of cash to fund acquisitions, step-ups in ownership of certain partner firms and earnout payments.

Cash flow used in acquisitions of continuing operations was $56.8 million in 2005 and primarily related to the purchase of the Zyman Group. Cash flow used in acquisitions was $17.6 million in 2004 and related primarily to the acquisition activities and deferred purchase payments. For further details relating to the Company’s acquisitions, see Note 4 of the Company’s consolidated financial statements included in this Form 10-K.

Profit distributions received from non-consolidated affiliates amounted to $1.0 million for 2006 compared to $1.8 million for 2005 compared to $7.3 million in 2004. The decrease between 2006 and 2005 related primarily to the consolidation of certain partner firms during 2006, which had been previously accounted for on the equity method of accounting. The $5.5 million decrease from 2004 to 2005 was primarily due to distributions from CPB in 2004 when it was accounted for on an equity basis. Since September 22, 2004, this entity has been consolidated as a variable interest entity.

Discontinued operations used cash of $2.1 million, $2.4 million and $7.3 million in 2006, 2005 and 2004, respectively, relating to expenditures for capital assets.

Financing Activities

During 2006, the Company used cash of $31.6 million to repay borrowings under the Credit Facility and payments under capital leases and other debt. Discontinued operations used cash of $3.2 million for payments under capital leases.

During 2005, cash flows provided by financing activities of continuing operations amounted to $52.3 million, and consisted of proceeds related to the issuance of $36.7 million of 8% convertible debentures in the second quarter, and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group. Payments made of $6.8 million consist of payments under capital leases, bank borrowings, and debt assumed in the Zyman Group acquisition. In addition, the Company incurred $3.3 million of finance costs related to both the convertible debentures and the various amendments under the credit facility. Discontinued operations used cash for payments under capital leases of $1.9 million.

Cash flows used in financing activities of continuing operations during 2004 were $34.4 million and consisted of the proceeds from the issuance of long-term debt of $61.2 million, borrowing of $6.0 million under the credit facility, a repayment of $92.8 million of long-term debt, proceeds of $3.6 million from the issuance of share capital through a private placement and the exercise of options, and $12.5 million used to repurchase shares of the Company under a normal course issuer bid. Discontinued operations provided cash of $0.1 million.

Total Debt

Debt as of December 31, 2006 was $95.5 million, a decrease of $27.7 million compared with the $123.2 million outstanding at December 31, 2005, primarily as a result of repayments of the Company’s Credit Facility. The Credit Facility expires in September 2007; the Company is currently in the process of pursuing a new facility.

During 2005 and 2006, the Company amended or obtained waivers under the Credit Facility, as follows:

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

•

On November 3, 2006, the Company amended its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) amended the “net worth” financial covenant to include an addition for any losses on sale or non-cash impairment charges recorded in connection with the disposition of the Secure Products International business; (ii) reduced the commitment reduction requirement based upon net cash proceeds received from the sale of SPI in excess of $12.5 million; and (iii) modified the Company’s “total debt ratio” covenant.

•

On March 8, 2007, the Company further amended its Credit Facility. Pursuant to such amendment, the lenders agreed to amend the restrictive covenants to permit the Company to make two proposed acquisitions that will require up to $10 million in cash to be paid at closing.

The 2006 and 2005 amendments to the Credit Facility were necessary in order to avoid an event of default under the Credit Facility, to finance the Zyman Group acquisition, to approve the sale of SPI, and to permit the Company to continue to borrow under the Credit Facility. The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

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

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, (iv) minimum net worth and (v) limitations on capital expenditures, in each case as such term is specifically defined in the Credit

Facility. For the period ended December 31, 2006, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

December 2006

Total Debt Ratio	1.87 to 1.0
Maximum per covenant	3.25 to 1.0
Fixed Charges Ratio	1.76 to 1.00
Minimum per covenant	1.25 to 1.00
Minimum Liquidity	$45.8 million
Minimum per covenant	$10.4 million
Net Worth	$142.1 million
Minimum per covenant	$132.0 million
Capital Expenditures:
Marketing Communications Group	$24.0 million
Maximum per covenant	$26.4 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as non-compliance with such covenants could have a material adverse effect on the Company.

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

The Debentures will be convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $12.01 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $816 (C$1,000) principal amount of Debentures.

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2006 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Indebtedness	$88,819	$45,537	$4,668	$38,614	$—
Capital lease obligations	1,725	640	764	315	6
Operating leases	79,690	15,890	28,802	20,041	14,957
Deferred acquisition consideration	3,967	2,721	1,089	157	—
Management services agreement	790	790	—	—	—
Total contractual obligations	$174,991	$65,578	$35,323	$59,127	$14,963

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2006:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Lines of credit	$4,910	$4,910	$—	$—	$—
Letters of credit	4,485	4,485	—	—	—
Total Other Commercial Commitments	$9,395	$9,395	$—	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 13 of the Company’s consolidated financial statements included in this Form 10-K. See also “Off-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2006, the Company had utilized approximately $48.9 million of its Credit Facility in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements, as at December 31, 2006, was approximately $47.6 million.

The Company expects to incur approximately $11 million of capital expenditures in 2007. Such capital expenditures are expected to include leasehold improvements; furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility, and expected refinancings thereof, will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth or growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At December 31, 2006, approximately $2.7 million of the deferred consideration relates to acquisitions in 2004 and is presented on the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, including the April 1, 2005 acquisition of the Zyman Group, management estimates that approximately $1.3 million of additional deferred purchase obligations could be triggered during 2008 or thereafter, including approximately

$0.3 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. These rights are not freestanding. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2007 to 2014. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2006, perform over the relevant future periods at their 2006 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $116.6 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $24.8 million by the issuance of the Company’s Class A Shares. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $8.7 million of the estimated $116.6 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. See “Item 1A—Risk Factors.”

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2007	2008	2009	2010	2011 & Thereafter	Total
	($ millions)
Cash	$7.7	$28.8	$13.0	$30.7	$11.6	$91.8
Shares	1.0	7.7	3.8	8.4	3.9	24.8
	$8.7	$36.5	$16.8	$39.1	$15.5	$116.6	(1)
Operating income before depreciation and amortization to be received(2)	$1.8	$9.7	$1.5	$3.3	$3.3	$19.6
Cumulative operating income before depreciation and amortization(3)	$1.8	$11.5	$13.0	$16.3	(5)

——————

(1)

Of this, approximately $43.3 million has been recognized in Minority Interest on the Company’s balance sheet as of September 22, 2004 in conjunction with the consolidation of CPB as a variable interest entity. (See Note 8) to the consolidated financial statements.

(2)

This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2006 operating results. This amount represents amounts to be received in the year the put is exercised.

(3)

Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.

(4)

The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)

Amounts are not presented as they would not be meaningful due to multiple periods included.

Approximately $8.7 million of the estimated $116.6 million that the Company could be required to pay subsidiaries’ minority shareholders upon the exercise of outstanding “put” option rights relates to rights exercisable in 2007 in respect of the securities of five subsidiaries. The Company expects to fund the acquisition of these interests, if and when they become due, through the use of cash derived from operations, bank borrowings and/or other external sources of financing. The acquisition of any equity interest in connection with the potential exercise of these rights in 2007 will not be recorded in the Company’s financial statements until equity ownership is transferred.

Guarantees

In connection with certain dispositions of assets and/or businesses in 2001 and 2003, as well as the 2006 sale of SPI, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for several years.

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

For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of the Company’s investment in CDI and the sale of SPI, the Company has estimated the fair value of its liability to be insignificant.

Transactions with Related Parties

The Company incurred fees and paid incentive awards totaling $2.4 million, $2.4 million and $2.8 million in 2006, 2005 and 2004, respectively, to companies controlled by the Chairman and Chief Executive Officer of the Company in respect of services rendered pursuant to the terms of a management services agreement and incentive plans. The management services agreement provides for an annual retainer fee of $1.0 million and is effective through October 31, 2007, subject to renewal.

The Company incurred fees totaling $0.3 million in 2004 paid to a company controlled by a director of the Company in respect of services provided related to the monetization of CDI. No amounts were similarly incurred during 2006 and 2005.

A subsidiary of the Company also provided marketing communications services totaling $0.1 million in 2006 and 2005 and less than $0.1 million in 2004 to an entity of which an officer of the Company is a Trustee of such entity.

In 2000, the Company agreed to provide to its Chairman and Chief Executive Officer (“CEO”), Miles S. Nadal, a bonus of C$10 million ($8.6 million) in the event that the average market price of the Company’s Class A subordinate voting shares is $26 (C$30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies.

Such loans are in the amount of C$6.8 million ($5.9 million) with no stated maturity date and C$3.0 million ($2.6 million), due on November 1, 2007. As at December 31, 2006 and 2005, both of these amounts have been reserved for in the Company’s accounts.

In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $0.2 million. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $0.6 million, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7,000 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10,000. In 2001, the Company purchased an additional 1,250,000 shares for $0.2 million, and the Company’s CEO purchased 500,000 shares for $0.1 million. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $0.5 million. All of these purchases were made at identical prices (i.e. C$0.20/unit). In 2003, the Company and the CEO exchanged their shares in Trapeze for non-voting shares and entered into a voting trust agreement. In 2002, 2003 and 2004, the Company’s CEO advanced an aggregate amount equal to $0.2 million to Trapeze, and such loans were secured by Trapeze’s assets. In 2004, Trapeze repaid $0.1 million of the amounts owed to the Company’s CEO. In February 2005, the Company’s CEO provided Trapeze with a $0.2 million line of credit. The line of credit accrues interest at annual interest rate equal to 15%. During 2006 and 2005 total interest and fees paid were approximately $14,000 and $66,000, respectively. At December 31, 2005, Trapeze had borrowed $0.2 million under this line of credit. During 2006, all advances had been repaid and at December 31, 2006 no amounts were borrowed under this line of credit. In addition, in 2006, 2005 and 2004, Trapeze paid $33,000, $31,000 and $20,000, respectively, in fees for accounting and other services to an entity affiliated with the Company’s CEO.

During 2006 and 2005, Trapeze provided services to certain partner firms, the total amount of such services provided were $0.3 million and $0.1 million, respectively.

The Company’s Board of Directors, through its Audit Committee, has reviewed and approved these transactions.

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

Revenue Recognition

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

The Company earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non-refundable retainer fees are generally recognized on a straight-line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method due to the acts being non-similar and there being insufficient evidence of fair value for each service provided.

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

In July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99 19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99 19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. In the Marketing Communications Group businesses, the business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.

Acquisitions, Goodwill and Other Intangibles. A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. The Company incurred goodwill and intangible impairment charges of $6.3 million and $0.5 million in 2006 and 2005, respectively. No impairment charge was recognized in 2004.

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

Allowance for doubtful accounts. Trade receivables are stated less allowance for doubtful accounts. The allowance represents estimated uncollectible receivables usually due to customers’ potential insolvency. The allowance includes amounts for certain customers where risk of default has been specifically identified.

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

The Company adopted fair value accounting for stock-based awards using the prospective method available under the transitional provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income. The final payment amount for Share Appreciation Rights is established on the date of the exercise of the award by the employee.

Effective January 1, 2006, the Company adopted SFAS 123(R) and has opted to use the modified prospective application transition method. Under this method the Company will not restate its prior financial statements. Instead, the Company will apply SFAS 123(R) for new awards granted or modified after the adoption of SFAS 123(R), any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards.

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

New Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

Effective in Future Periods

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company does not believe the adoption of this interpretation will have a material effect on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires employers with defined benefit plans to recognize the over funded or under funded status of a defined benefit plan. This statement also expands the required disclosures around these plans. This statement is effective for all fiscal years ending after December 15, 2006. The adoption of this statement did not impact the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (SAB) No. 108. This guidance requires registrants to quantify the misstatement of current year financial statements that result from misstatements of prior year financial statements. This guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted this guidance, and the adoption did not have any effect on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments: At December 31, 2006, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $45 million, as of December 31, 2006, a 1.0% increase or decrease in the weighted average interest rate, which was 8.13% at December 31, 2006, would have an interest impact of approximately $0.5 million annually.

Foreign Exchange: The Company conducts business in five currencies, the US dollar, the Canadian dollar, Jamaican dollar, the Mexican Peso and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Effective June 28, 2005, the Company entered into a cross-currency swap contract (“Swap”), a form of derivative, in order to mitigate the risk of currency fluctuations relating to interest payment obligations. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. On June 22, 2006, the Company settled this swap and recorded a gain of $0.2 million.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MDC Partners Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of MDC Partners Inc. and subsidiaries as of December 31, 2006 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. and subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MDC Partners Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/BDO SEIDMAN, LLP

New York, New York
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited the accompanying consolidated balance sheet of MDC Partners Inc. and subsidiaries (“the Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Toronto, Canada
March 15, 2006, except as to Note 11, which is as of March 15, 2007

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004

Revenue:
Services	$423,671	$363,362	$247,073

Operating Expenses:
Cost of services sold*	246,799	211,811	158,965
Office and general expenses**	132,523	107,976	75,893
Depreciation and amortization	24,757	23,143	10,249
Other charges (recoveries)	—	—	(2,693)
Goodwill and intangible impairment	6,306	473	—
	410,385	343,403	242,414
Operating Profit	13,286	19,959	4,659

Other Income (Expenses)
Gain on sale of assets, settlement of long-term debt and other	1,142	478	14,977
Foreign exchange gain, (loss)	614	80	(287)
Interest expense	(11,278)	(7,822)	(7,266)
Interest income	514	348	648
	(9,008)	(6,916)	8,072
Income from continuing operations before income taxes, equity in affiliates and minority interests	4,278	13,043	12,731
Income taxes	2,561	2,336	575
Income from continuing operations before equity in affiliates and minority interests	1,717	10,707	12,156
Equity in earnings of non consolidated affiliates	168	1,402	3,651
Minority interests in income of consolidated subsidiaries	(16,708)	(21,192)	(9,235)
Income (loss) from continuing operations	(14,823)	(9,083)	6,572
Income (loss) from discontinued operations	(18,716)	1,134	(8,729)
Net loss	$(33,539)	$(7,949)	$(2,157)
Earnings (Loss) Per Common Share:
Basic
Continuing operations	$(0.62)	$(0.39)	$0.31
Discontinued operations	(0.78)	0.05	(0.41)
Net loss	$(1.40)	$(0.34)	$(0.10)
Diluted
Continuing operations	$(0.62)	$(0.39)	$0.29
Discontinued operations	(0.78)	0.05	(0.38)
Net loss	$(1.40)	$(0.34)	$(0.09)
Weighted Average Number of Common Shares Outstanding:
Basic	23,875,286	23,298,795	21,353,268
Diluted	23,875,286	23,298,795	22,817,823

——————

*

Includes non cash stock-based compensation expense of $3,373, $578 and $339 during the years ended December31, 2006, 2005 and 2004, respectively.

**

Includes non cash stock-based compensation expense of $4,988, $2,694 and $8,049 during the years ended December 31, 2006, 2005 and 2004, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$6,591	$12,923
Accounts receivable, less allowance for doubtful accounts of $1,633 and $1,250	125,744	101,121
Expenditures billable to clients	28,077	7,838
Prepaid expenses	4,816	3,779
Other current assets	1,248	356
Assets held for sale	—	27,179
Total Current Assets	166,476	153,196
Fixed assets, net	44,425	34,241
Investment in affiliates	2,058	10,929
Goodwill	203,693	195,026
Other intangible assets	48,933	57,139
Deferred tax assets	13,332	14,398
Assets held for sale	—	31,838
Other assets	14,584	10,548
Total Assets	$493,501	$507,315
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank debt	$4,910	$3,739
Revolving credit facility	45,000	73,500
Accounts payable	90,588	56,982
Accrued and other liabilities	75,315	66,102
Advance billings, net	51,804	33,206
Current portion of long-term debt	1,177	1,645
Liabilities related to assets held for sale	—	16,216
Deferred acquisition consideration	2,721	1,741
Total Current Liabilities	271,515	253,131
Long-term debt	5,754	5,571
Convertible notes	38,613	38,694
Liabilities related to assets held for sale	—	2,334
Other liabilities	5,512	7,937
Deferred tax liabilities	1,140	2,446
Total Liabilities	322,534	310,113
Minority interests	46,553	44,484
Commitments, contingencies and guarantees (Note 18)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 23,923,522 and 23,437,615 shares issued in 2006 and 2005, respectively	184,698	178,589
Class B Shares, no par value, unlimited authorized, 2,502 and 2,502 shares issued in 2006 and 2005, respectively, convertible into one Class A share	1	1
Share capital to be issued	—	4,209
Additional paid-in capital	26,216	20,028
Accumulated deficit	(86,614)	(53,075)
Stock subscription receivable	(643)	—
Accumulated other comprehensive income	756	2,966
Total Shareholders’ Equity	124,414	152,718
Total Liabilities and Shareholders’ Equity	$493,501	$507,315

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	(33,539)	$(7,949)	$(2,157)
Income (loss) from discontinued operations	(18,716)	1,134	(8,729)
Income (loss) from continuing operations	(14,823)	(9,083)	6,572
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	7,360	3,272	8,388
Depreciation and amortization	24,757	23,143	10,249
Amortization and write-off of deferred finance charges	2,213	1,305	6,212
Deferred income taxes	298	(878)	(2,544)
(Gain) loss on disposition of assets and settlement of long-term debt	—	278	(19,047)
Goodwill and intangible impairment charges	6,306	473	—
Earnings of non consolidated affiliates	(168)	(1,402)	(3,651)
Minority interest and other	(4,666)	(2,193)	(2,013)
Changes in non-cash working capital
Accounts receivable	(18,605)	4,503	5,576
Expenditures billable to clients	(19,554)	458	(16,083)
Prepaid expenses and other current assets	(1,864)	(405)	1,366
Accounts payable, accruals and other liabilities	38,136	(10,093)	5,213
Advance billings	15,298	(7,863)	17,729
Cash flows from continuing operating activities	34,688	1,515	17,967
Discontinued operations	5,017	3,155	2,287
Net cash provided by operating activities	39,705	4,670	20,254
Cash flows from investing activities:
Capital expenditures	(22,648)	(10,842)	(8,309)
Net proceeds from sale of business	16,407	—	—
Proceeds of dispositions	656	—	—
Acquisitions, net of cash acquired	(7,530)	(56,805)	(17,569)
Profit distributions from non consolidated affiliates	940	1,796	7,269
Other assets	—	848	(1,804)
Discontinued operations	(2,140)	(2,401)	(7,266)
Net cash used in investing activities	(14,315)	(67,404)	(27,679)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	1,171	(2,287)	6,026
Proceeds from issuance of long-term debt	—	27,501	61,199
Proceeds from issuance of convertible notes	—	36,723	—
Repayment of debt	(30,149)	(4,464)	(92,818)
Deferred financing costs	—	(3,316)	—
Subsidiary issuance of share capital	385	—	—
Issuance of share capital	177	31	3,639
Purchase of share capital	—	—	(12,476)
Discontinued operations	(3,181)	(1,872)	63
Net cash provided by (used in) financing activities	(31,597)	52,316	(34,367)
Effect of exchange rate changes on cash and cash equivalents	(125)	697	(898)
Decrease in cash and cash equivalents	(6,332)	(9,721)	(42,690)
Cash and cash equivalents at beginning of year	12,923	22,644	65,334
Cash and cash equivalents at end of year	$6,591	$12,923	$22,644
Supplemental disclosures:
Cash paid to minority partners	$19,359	$17,559	$5,354
Cash income taxes paid	$1,459	$918	$2,968
Cash interest paid	$9,920	$5,762	$4,708
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$4,459	$14,794	$20,840
Share capital issued on settlement of convertible notes	—	$—	$34,919
Stock-based awards issued, on acquisitions	—	$—	$1,319
Capital leases	$1,351	1,467	$—
Note receivable exchanged for shares of subsidiary	$1,540	$122	$—
Notes and equity received on sale business	$5,648	$—	$—
Settlement of debt with investment in affiliate:
Reduction in exchangeable securities	—	$—	$(33,991)
Proceeds on sale of investment	—	$—	$33,991

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(thousands of United States dollars)

	2006		2005		2004
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Class A Shares
Balance at beginning of year	23,437,615	$178,589	21,937,871	$164,064	18,369,451	$115,861
Stock appreciation rights exercised	99,844	830	—	—	1,998	25
Share options exercised	30,400	820	5,258	31	241,755	3,507
Shares acquired and cancelled	—	—	—	—	(1,070,000)	(8,719)
Shares issued as acquisition consideration	30,058	250	1,139,975	11,257	1,243,753	16,931
Shares issued as deferred acquisition consideration	315,247	4,209	354,511	3,237	—	—
Shares issued on privatization of Maxxcom	10,358	—	—	—	—	—
Shares issued on private placement	—	—	—	—	120,919	1,406
Shares issued upon conversion of Class B shares	—	—	—	—	447,968	134
Shares issued on settlement of convertible notes	—	—	—	—	2,582,027	34,919
Balance at end of year	23,923,522	$184,698	23,437,615	$178,589	21,937,871	$164,064
Class B Shares
Balance at beginning of year	2,502	$1	2,502	$1	450,470	135
Shares converted to Class A shares	—	—	—	—	(447,968)	(134)
Balance at end of year	2,502	$1	2,502	1	2,502	$1
Share Capital to be Issued
Balance at beginning of year		$4,209		$3,909		$—
Shares to be issued as deferred acquisition consideration				300		3,909
Shares issued as deferred acquisition consideration		(4,209)		—		—
Balance at end of year		$—		$4,209		$3,909
Additional Paid-In Capital
Balance at beginning of year		$20,028		$17,113		$4,610
Stock-based compensation		7,395		775		6,347
Acquisition contingency payment		(377)		—		1,313
Warrants granted to service providers		—		—		—
Share appreciation rights plan		—		2,140		6,142
Share options exercised		—		—		(1,274)
Share appreciation rights exercised		(830)		—		(25)
Balance at end of year		$26,216		$20,028		$17,113
Accumulated Deficit
Balance at beginning of year		$(53,075)		$(45,083)		$(39,169)
Premium paid on repurchase of Class A shares		—		—		(3,757)
Distribution to minority shareholder		—		(43)		—
Loss for the year		(33,539)		(7,949)		(2,157)
Balance at end of year		$(86,614)		$(53,075)		$(45,083)
Stock Subscription Receivable
Balance at beginning of year		$—		$—		$—
Exercise of stock options		(674)		—		—
Receipts for exercise of stock options		31		—		—
Balance at end of year		$(643)		$—		$—
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$2,966		$3,147		$(1,631)
Foreign currency translation adjustments		(2,210)		(181)		4,778
Balance at end of year		756		2,966		3,147
Total Shareholders’ Equity		$124,414		$152,718		$143,151

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

Nature of Operations

MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily one business group—Marketing Communications. The business group operates primarily in the United States (“US”), Canada and in the United Kingdom. See Note 16, “Segment Information”, for further description of the one business group and MDC’s reportable segments.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as no client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2006 and 2005. For the year ended December 31, 2006, one customer accounted for 15.5% of revenue, for the years ended December 31, 2005, no single customer accounted for more than 10% of revenues. In 2004, one client represented approximately 13% of MDC’s revenue for the year.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2006 and 2005 is $132 and $1,301, respectively of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

2. Significant Accounting Policies – (continued)

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

Fixed Assets. Fixed assets are stated at cost, net of accumulated depreciation. Buildings are depreciated on a declining balance basis over the estimated useful lives of 20 to 25 years. Computers, furniture and fixtures are depreciated on a straight-line basis over periods of 3 to 7 years. Machinery and equipment are depreciated on a straight-line basis over periods of 3 to 10 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

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

Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method include Cliff Freeman & Partners, LLC (“CF”), 19.9% owned by the Company, Fuse Project, LLC, 20.0% owned by Crispin Porter Bogusky, LLC (“CPB”) and a 50% undivided interest in a real estate joint venture. Until September 22, 2004, the Company’s 49.0% interest in CPB was accounted for under the equity method. After this date, the Company commenced consolidating CPB under the accounting standards for variable interest entities (see Note 8). The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. During 2006, the Company also accounted for Zig, Inc., Mono Advertising, LLC and Accumark Communications Inc. on the equity method; however, as a result of changes in their operating agreements, and/or ownership structure, the Company has consolidated these entities as of December 31, 2006.

Cost Method Investments. The Company’s cost-based investments at December 31, 2006 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2006 and 2005 was $2,896 and $756, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent. In addition, the Company has a 7.5% interest in newly formed entity which purchased the Secured Products International Group. See Note 11.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

2. Significant Accounting Policies – (continued)

Goodwill and Indefinite Lived Intangibles. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No 142”), goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Fair value is determined based on earnings multiples. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. The Company incurred goodwill and intangible impairment charges of $6,306 in 2006 and $473 in 2005, primarily as a result of current and expected operating results, due to the loss of several large clients.

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

Minority Interest. The Company accounts for minority interest in two accounts, long term minority interest and short term minority interest. Long term minority interest represents the minority holders share of equity in the related subsidiaries that is not expected to be distributed in the near term. Short term minority interest represents the minority holders share of current year profits that are expected to be distributed within the next twelve months.

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

2. Significant Accounting Policies – (continued)

Revenue Recognition

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

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21 was issued. EITF 00-21”) addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00 21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission.

The Company earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method due to the acts being non-similar and there being insufficient evidence of fair value for each service provided.

Fees billed to clients in excess of fees recognized as revenue are classified as Advanced Billings.

A small portion of the Company’s contractual arrangements with customers includes performance incentive provisions, which allows the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when the company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities.

Cost of Services Sold. Costs of services sold do not include depreciation charges for related fixed assets.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

2. Significant Accounting Policies – (continued)

The Company adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. The Company uses its historical volatility derived over the expected term of the award, to determine the volatility factor used in determining the fair value of the award. The Company uses the “simplified” method to determine the term of the award.

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award in accordance with FASB Interpretation Number 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of APB Opinions No. 15 and 25” (“FIN 28”). Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost in operating profit in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model and is recorded in operating income over the service period, that is the vesting period of the award.

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years:

	Years Ended December 31,
	2006	2005	2004
Expected dividend	0%	0%	0%
Expected volatility	32.2-40%	40%	40%
Risk-free interest rate	4.57%-4.95%	2.9% 3.9%	4.0%
Expected option life in years	5.75-7	3.16	3.71
Weighted average fair value of options granted	$4.50	$2.56	$4.65

Effective January 1, 2006, the Company adopted SFAS 123(R) and has opted to use the modified prospective application transition method. Under this method the Company has not restated its prior financial statements. Instead, the Company applies SFAS 123(R) for new awards granted or modified after the adoption of SFAS 123(R), any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards. It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

Measurement of compensation cost for awards that are outstanding and classified as equity, at January 1, 2006, will be based on the original grant-date fair value calculations of those awards. The Company had previously adopted SFAS 123 and as such has been expensing the fair value of all awards issued after January 1, 2003. For all previously issued awards, the Company has been providing pro-forma disclosure for such awards. Upon the adoption of SFAS 123(R), the Company expenses the fair value of the awards granted prior to January 1, 2003. The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial position or results of operations.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

2. Significant Accounting Policies – (continued)

The table below summarizes the pro forma effect, had the Company adopted the fair value method of accounting for stock options and similar instruments for awards issued prior to 2003 and prior to the adoption of SFAS 123(R).

	Years Ended December 31,
	2005	2004

Net loss as reported	$(7,949)	$(2,157)
Fair value costs, net of income tax, of stock-based employee compensation awards issued prior to 2003	683	1,123
Net loss, pro forma	$(8,632)	$(3,280)
Basic net loss per share, as reported	$(0.34)	$(0.10)
Basic net loss per share, pro forma	$(0.37)	$(0.15)
Diluted net loss per share, as reported	$(0.34)	$(0.09)
Diluted net loss per share, pro forma	$(0.37)	$(0.14)

At December 31, 2006, there remains $5,679 of compensation lost related to all awards not yet vested. The weighted-average period over which this compensation cost will be recognized is three years.

Pension Costs. Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts based on individual base salaries and years of service. The Company’s contribution expense pursuant to these plans was $1,476, $1,144 and $782 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Sale of Subsidiary Interests. The Company records all dilution gains and loses on sales of subsidiary interests as a component of the statement operations as other income (expense).

Foreign Currency Translation. The Company’s financial statements were prepared in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The functional currency of the Company is the Canadian dollar and it has decided to use US dollars as its reporting currency for consolidated reporting purposes. All of the Company’s subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-US dollar based subsidiaries to US dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. The balance sheets of non-US dollar based subsidiaries are translated at the period end rate. The income statements of non-US dollar based subsidiaries are translated at average exchange rates for the period.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

2. Significant Accounting Policies – (continued)

Derivative Financial Instruments. The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for the change in fair value of the derivative depends on whether the instrument qualifies for and has been designated as a hedging relationship and on the type of hedging relationship. There are three types of hedging relationships: a cash flow hedge, a fair value hedge and a hedge of foreign currency exposure of a net investment in a foreign operation. The designation is based upon the exposure being hedged. Derivatives that are not hedges, or become ineffective hedges, must be adjusted to fair value through earnings.

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative. The Swap contract provides for a notional amount of debt fixed at $45,000 Canadian dollars (“C$”) and at $36,452, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. Consequently, under the terms of this Swap, semi-annually, the Company will receive interest of C$1,800 and will pay interest of $1,503 per annum. At December 31, 2005, the Swap fair value was estimated to be a receivable of $180 and is reflected in Other Assets on the Company’s balance sheet with the change in the value of the swap reflected in interest expense. On June 22, 2006, the Company settled this swap for its fair value of $357, which resulted in a gain of $192 for the year ended December 31, 2006 and is included in other income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

3. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations for the years ended December 31:

	2006	2005	2004
Numerator
Numerator for diluted earnings (loss) per common share – income (loss) from continuing operations plus assumed conversion	$(14,823)	$(9,083)	$6,572
Denominator
Denominator for basic earnings (loss) per common share – weighted average common shares	23,875,286	23,298,795	21,353,268
Effect of dilutive securities:
Warrants	—	—	59,462
Employee stock options, warrants, and stock appreciation rights	—	—	1,393,277
Employee restricted stock units	—	—	11,816
Dilutive potential common shares	—	—	1,464,555
Denominator for diluted earnings (loss) per common share – adjusted weighted shares and assumed conversions	23,875,286	23,298,795	22,817,823
Basic earnings (loss) per common share from continuing operations	$(0.62)	$(0.39)	$0.31
Diluted earnings (loss) per common share from continuing operations	$(0.62)	$(0.39)	$0.29

At December 31, 2006 and 2005, convertible notes, warrants, options and other rights to purchase 8,504,707 and 6,667,015 shares of common stock respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.

Option and other rights to purchase 352,497 shares of common stock were outstanding during fiscal 2004 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4. Acquisitions

2006 Acquisitions

During 2006, the Company did not complete any material acquisitions, however the Company did complete the following transactions:

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

On February 15, 2006, Source issued 15% of its membership interests to certain members of management. The purchase price for these membership interests was $1,540, which consisted of $385 cash and recourse notes in an aggregate principal amount equal to $1,155. In addition, the purchaser also received a fully vested option to purchase an additional 5% of Source at an exercise price equal to the price paid above. The option is exercisable any time prior to December 31, 2010. An amended and restated LLC agreement was entered into with these new members. The agreement also provides these members with an option to put to the Company these membership interests from December 2008-2012. As a result of the above transactions, the Company now owns 85% of Source. During the quarter ended March 31, 2006, the company recorded a non-cash stock based compensation charge of $2,338 relating to the price paid for the membership interests which was less than the fair value of such membership

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

4. Acquisitions – (continued)

interests and the fair value of the option granted. On October 1, 2006, the options noted above were exercised. This exercise resulted in a dilution loss of $626 and reduced the Company’s ownership down to 80%.

On July 1, 2006, the Company and Mono Advertising, LLC amended its operating agreement to eliminate certain limitations that the Company had on its ability to exercise control of Mono Advertising, LLC. Effective July 1, 2006 the Company has consolidated Mono Advertising, LLC which had previously been accounted for under the equity method.

On July 27, 2006, the Company settled a put option obligation for a fixed amount equal to $1,492, relating to the purchase of 4.3% of additional equity interests of Accent Marketing, LLC. The settlement of this put was satisfied by a cash payment of $424, plus the cancellation of an outstanding promissory note to the Company in a principal amount equal to $1,068. The purchase price was allocated as follows: $403 to identified intangibles, amortized over eight years and the balance of $1,089 as additional goodwill. The goodwill and intangibles are deductible for tax purposes. Including this transaction, the Company now owns 93.7% of Accent Marketing, LLC.

In August 2006, one of the entities in the Strategic Marketing Services segment closed an office on the West Coast. The Company incurred a charge to operations of $2,624 resulting primarily from lease termination costs and the write off of the related leasehold improvements. The liability is expected to be paid out over the next five years.

On November 14, 2006, the Company purchased an additional 20% interest in Northstar Research Partners Inc. for $3,405 in cash. This transaction resulted in an allocation of the purchase price to goodwill of $2,989 and identifiable intangible assets of $415. The goodwill and intangibles are deductible for tax purposes.

On November 14, 2006, the Company through its subsidiary Zig Inc. purchased a 65% interest in Hadrian’s Wall Advertising, LLC for $550. Hadrian’s Wall Advertising, LLC is a creative advertising firm that was acquired to facilitate the expansion of the Zig Canada business into the US market. In addition the Company purchased an additional 0.2% of Zig Inc. for cash of $18 and 30,000 of the Company’s Stock Appreciation Rights, valued at $104. The purchase price was allocated to goodwill of $18 and the value of the SAR’s was considered to be compensation expense and will be amortized over the vesting period of the SAR’s. Effective November 17, 2006, as a result of the additional share purchase, the Company has consolidated Zig Inc. which had previously been accounted for under the equity method.

On December 15, 2006, the Company and Accumark Communications Group Inc. amended its operating agreement to eliminate certain minority rights. As a result of this amendment, effective December 15, 2006, the Company has consolidated Accumark Communications Inc. which had previously been accounted for under the equity method.

2005 Acquisitions

Zyman Group

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 Class A shares of the Company, valued at $11,257 based on the share price on or about the announcement date. Related transaction costs of approximately $977 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month period ending June 30, 2006 and/or June 30, 2007. For the year ending December 31, 2006, such financial targets were not achieved.

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

4. Acquisitions – (continued)

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

During the first five years following the Company’s acquisition of the Zyman Group, the Company’s allocation of profits of the Zyman Group may differ from its proportionate share of ownership. On an annual basis, the Company receives a 20% priority return calculated based on its total investment in Zyman Group. Thereafter, based on calculations set forth in the operating agreement of Zyman Group (the “LLC Agreement”), the Company’s share of remaining Zyman Group profits in excess of the annual “threshold” amount of $20,600 may be disproportionately less than its equity ownership in Zyman Group. Specifically, on an annual basis, if Zyman operating results exceed a defined operating margin, the Company would be entitled to 25% of the excess margins in the first two years of the LLC Agreement and 30% of the excess margins in the following three years of the LLC Agreement, rather than the Company’s equity portion of 61.6%. After the first five years, the earnings of the Zyman Group will be allocated in a proportion equal to the respective equity interests of the members.

Based on the Company’s investment in the Zyman Group, at December 31, 2006, the annual priority return is expected to be equal to approximately $12,700, with the minority owners receiving the next $7,900 up to the threshold amount. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). The short fall payments are subject to the actual results of operations and are not guaranteed payments. Based on Zyman Group’s results for 2006, the Company received less than its priority return from Zyman Group.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

4. Acquisitions – (continued)

Neuwirth

On December 1, 2005, the Company, through its subsidiary Northstar Research Partners (USA) LLC (“NS LLC”), purchased the business of Neuwirth Research, Inc. (“Neuwirth”) for purchase price consideration of $450 in cash, a 20% equity interest in NS LLC valued at $225 based on the estimated market value of NS LLC on or about the announcement date, and 48,391 of the Company’s Class A shares valued at $300. Related transaction costs of approximately $100 were also incurred. In addition, the Company was required to pay up to an additional $625 in cash to the seller if the acquired Neuwirth business achieves specified financial targets for the year ended December 31, 2005 and/or December 31, 2006. As of March 31, 2006, the Company determined that these targets were achieved and, accordingly, the $625 payment obligation was settled by the Company’s issuance of 30,058 Class A shares stock valued at $250 and cash of $375.

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

Identifiable intangible assets, consisting of an employment agreement, estimated to be $1,680, are being amortized on a straight-line basis over ten years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Neuwirth’s results of operations subsequent to its acquisition on December 1, 2005.

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

4. Acquisitions – (continued)

The Powell acquisition was accounted for as a purchase business combination. The allocation of the cost of the acquisition to the fair value of net assets acquired is as follows:

Accounts receivable and other current assets	$32
Fixed assets and other assets	31
Intangible assets	1,130
Accounts payable, accrued expenses and other liabilities	(141)
Total cost of the acquisition	$1,052

Identifiable intangible assets, consisting of an employment agreement, estimated to be $1,130, are being amortized on a straight-line basis over five years. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Powell’s results of operations subsequent to its acquisition on July 25, 2005.

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

On September 1, 2005, the Company, through a consolidated variable interest entity, Crispin Porter + Bogusky, LLC (“CPB”), purchased 20% of the total outstanding membership units of Fuse Project, LLC (“Fuseproject”) for purchase price consideration of $750 in cash and an additional $400, which was paid during the quarter ended March 31, 2006. Fuseproject is a design firm acquired by CPB to complement its creative offerings. The Fuseproject acquisition was accounted for using the equity method as CPB has significant influence over the operations of Fuseproject. The purchase price of the net assets acquired in this transaction is $1,150. The allocation of the cost of the acquisition to the fair value of the net assets acquired resulted in a portion being attributed to intangible assets valued at $40 and $1,090 consisting of goodwill. The allocation of the purchase price to assets acquired and liabilities assumed is based upon estimates of fair values and certain assumptions that the Company believes are reasonable under the circumstances. The Company’s consolidated financial statements include Fuseproject’s results of operations in equity in earnings of non-consolidated affiliates subsequent to its acquisition on September 1, 2005.

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

4. Acquisitions – (continued)

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

4. Acquisitions – (continued)

Under the terms of the agreement, the selling interestholders of Accent could receive up to a maximum additional consideration of 742,642 common shares of the Company, or the cash equivalent at the option of the Company, based upon achievement of certain pre-determined earnings targets for the year ended March 31, 2005. Based on the calculation of these targets, during the second quarter of 2005 additional consideration of $2,485 was paid in the form of 280,970 common shares of the Company which has been accounted for as additional goodwill. During March 2006, the Company issued 266,856 common shares, which had been previously accounted for as shares to be issued.

VitroRobertson

On July 27, 2004, the Company acquired a 68% ownership interest in VitroRobertson Acquisition, LLC (“VR”) in a transaction accounted for under the purchase method of accounting. VR is located in San Diego, California, and is recognized for its expertise in brand market share management and has been included in the Company’s Strategic Marketing Services segment. The Company paid $7,009 in cash, issued 42,767 Class A shares of the Company’s common stock to the selling interestholders of VR (valued at approximately $473 based on the share price on the announcement date) and incurred transaction costs of approximately $122. Under the terms of the agreement, the selling interestholders of VR could receive additional cash consideration based upon achievement of certain pre-determined earnings targets to be measured at the end of 2005. Based on current earnings levels, no additional consideration is expected to be paid. Such contingent consideration will be accounted for as goodwill when the contingencies are resolved. Exclusive of the contingent consideration, the recorded purchase price of the net assets acquired in the transaction was $7,604.

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

4. Acquisitions – (continued)

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

For these acquisitions in aggregate, the Company paid $3,843 in cash and will pay a further $351 in cash in 2006, has issued warrants to purchase 90,000 shares of the Company’s common stock to certain selling interestholders (valued at approximately $360 using the Black-Scholes option-pricing model assuming a 40% expected volatility, a risk free interest rate of 3.3% and an expected life of 3 years) and incurred transaction costs of approximately $349. Under the terms of the Mono, Hello Design, LLC, and BMD agreements, the selling interest holders could receive additional cash and/or share consideration after one to three years based on achievement of certain pre-determined cumulative earning targets. Based on current earning levels, the additional consideration for Hello Design, LLC and BMD would be $3,810. Such contingent consideration will be accounted for as goodwill when the contingency is resolved. At December 31, 2006, the Hello Design, LLC contingency has been resolved accordingly the amount determined of $2,721 has been recorded as deferred acquisition consideration.

The aggregate purchase price of the net assets acquired in these transactions was approximately $4,903. The purchase price was allocated to the fair value of the net assets acquired. Specifically, $1,070 was allocated to goodwill, of which $1,014 is tax deductible, and $1,537 to intangible assets and $2,296 of other tangible assets.

First Quarter 2004

In March 2004, the Company acquired a 19.9% ownership interest in Cliff Freeman + Partners LLC (“CF”) in a transaction accounted for under the equity method of accounting. CF is a New York based advertising agency recognized for its creative abilities. Also during the quarter ended March 31, 2004, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (4.7%) and Targetcom LLC (20%), as well as several other insignificant investments. In aggregate, the Company paid $3,489 in cash and incurred transaction costs of approximately $213. Under the terms of the CF agreement, the selling

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

4. Acquisitions – (continued)

interestholders could receive additional cash and/or share consideration after two years based upon achievement of certain pre-determined cumulative earnings targets. Based on current earnings levels, no additional consideration is expected to be paid. Such contingent consideration, if any, will be accounted for as goodwill when the contingency is resolved. Exclusive of future contingent consideration, the aggregate purchase price of the net assets acquired in these transactions was approximately $3,702. The purchase price was allocated based on the fair value of the net assets acquired. Of the purchase price, $2,141 was allocated to goodwill of which $1,242 is tax deductible, $306 to intangible assets, $472 to other tangible assets and $783 to investments in affiliates.

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

	Year Ended December 31, 2005	Year Ended December 31, 2004

Revenues	$377,748	$322,142
Net income (loss)	$(2,998)	$181
Earnings (loss) per common share:
Basic – net income (loss)	$(0.13)	$0.01
Diluted – net income (loss)	$(0.13)	$0.01

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2006			2005
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Land	$—	$—	$—	$176	$—	$176
Buildings	—	—	—	538	(261)	277
Computers, furniture and fixtures	59,357	(37,221)	22,136	49,358	(33,635)	15,723
Equipment	7,103	(2,643)	4,460	6,614	(1,451)	5,163
Leasehold improvements	30,324	(12,495)	17,829	21,574	(8,672)	12,902
	$96,784	$(52,359)	$44,425	$78,260	$(44,019)	$34,241

Included in fixed assets are assets under capital lease obligations with a cost of $6,506 (2005—$5,288) and accumulated depreciation of $4,454 (2005—$3,302). Included in equipment is a plane acquired in the Zyman acquisition with a net book value of $4,218 at December 31, 2006. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $12,589, $9,542 and $6,928, respectively.

6. Accrued and Other Liabilities

At December 31, 2006 and 2005, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $11,129 and $11,295, respectively.

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

Effective September 22, 2004, in connection with the refinancing of the Company’s bank credit facilities, the CPB Shareholders’ Agreement was amended to permit all of the assets of CPB to be pledged by the Company as security for its new bank credit facilities and in addition, earlier in the third quarter of 2004, certain of the other investors in CPB became officers of a subsidiary of the Company. As a result of these changes, the Company became the primary beneficiary of CPB and consolidated its operations under FIN 46R, commencing September 22, 2004.

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

8. Variable Interest Entities – (continued)

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

Summary financial information for CPB for the years ended 2006 and 2005 are as follows:

	2006	2005

Revenue – services	$86,351	$54,690
Operating profit	$15,098	$11,402
Total assets	$96,556	$93,169

(ii)

Based upon a review of the provisions of FIN 46R, the Company has identified Banjo, a business in which the Company acquired a majority voting interest in the second quarter of 2004, as a variable interest entity, for which the Company is the primary beneficiary. In 2004, the Company also identified an investee (LifeMed Media Inc.) in which the Company had a 45% investment as a variable interest entity for which the Company was the primary beneficiary, thereby requiring consolidation. Through December 31, 2004, the Company funded $1.5 million to this start-up venture to finance the development of proprietary content-driven marketing material. The venture, which commenced operations in the second quarter of 2004, had no significant assets or liabilities and no revenues, and amounts expended by the venture have been principally in respect of salaries and related costs, and general and other operating costs. In July 2005, the Company’s ownership interest was reduced to 18.3% and the Company ceased consolidation of this investee. In February 2006, the Company exchanged shares in LifeMed in partial settlement of a put obligation relating to Source. This reduced the Company’s ownership to 13.2%, which such ownership was further reduced in a subsequent transaction by LifeMed. The Company’s current ownership in LifeMed is 5.8% (See Note 4). See Note 11 “Discontinued Operations”.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

9. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

	2006	2005

Goodwill:
Beginning of the year	$195,026	$146,494
Acquired goodwill	15,838	49,009
Reduction for disposition	(1,037)	(50)
Goodwill impairment	(5,984)	(473)
Foreign currency translation	(150)	46
Balance end of the year	$203,693	$195,026
Intangibles:
Trademarks (indefinite lived)	$17,780	$17,780
Customer relationships – gross	$41,455	$39,767
Less accumulated amortization	(17,494)	(9,808)
Customer relationships – net	$23,961	$29,959
Other intangibles – gross	$17,887	$16,326
Less accumulated amortization	(10,695)	(6,926)
Other intangibles – net	$7,192	$9,400
Total intangible assets	$77,122	$73,873
Less accumulated amortization	(28,189)	(16,734)
Total intangible assets – net	$48,933	$57,139

In accordance with the Company’s accounting policy, the Company completed its annual impairment test of goodwill and intangible assets. As a result of this review, in 2006, the Company recorded an impairment charge related to goodwill of $5,984 and intangible assets of $322 in the Specialized Communication Services segment. In addition, the Company recognized a loss in connection with an equity transaction of one of its consolidated subsidiaries and reduced the carrying value of its goodwill related to the subsidiary by $1,037. During the year ended December 31, 2005, the Company recorded an impairment charge related to goodwill of the Specialized Communication Services segment of $473. There was no goodwill impairment charge in 2004.

The weighted average amortization periods for customer relationships and other intangible assets are 6 years and 7 years, respectively, and 6 years in total. The amortization expense of amortizable intangible assets for the year ended December 31, 2006, was $11,471 (2005 - $13,592; 2004 - $3,145) before tax and the estimated amortization expense for the five succeeding years before tax, per year is:

Year	Amortization

2007	$8,738
2008	$8,661
2009	$7,898
2010	$1,876
2011	$1,201

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

10. Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and minority interests by taxing jurisdiction for the years ended December 31, were:

	2006	2005	2004

Income (loss):
US	$2,358	$19,377	$2,441
Non-US	1,920	(6,334)	10,290
	$4,278	$13,043	$12,731

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2006	2005	1004

Current tax provision
US federal	$—	$—	$(18)
US state and local	1,523	1,331	1,119
Non-US	740	1,883	2,018
	2,263	3,214	3,119

Deferred tax provision (benefit):
US federal	1,924	(2,345)	(1,700)
US state and local	(1,777)	779	(227)
Non-US	151	688	(617)
	298	(878)	(2,544)
Income tax provision	$2,561	$2,336	$575

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2006	2005	2004

Income from continuing operations before income taxes, equity in affiliates and minority interest	$4,278	$13,043	$12,731
Statutory income tax rate	36.12%	36.12%	36.12%
Tax expense using statutory income tax rate	1,545	4,711	4,598
Other taxes	380	2,274	1,487
Non-deductible stock-based compensation	3,017	1,182	3,129
Other non-deductible expense	407	540	590
Change to valuation allowance on items affecting taxable income	3,038	943	915
Non-taxable income and gains	—	—	(8,115)
Minority interests	(6,035)	(7,655)	(3,178)
Change in enacted tax rates	—	—	324
Other, net	209	341	825
Income tax expense	$2,561	$2,336	$575
Effective income tax rate	59.9%	17.9%	4.5%

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

10. Income Taxes – (continued)

Income taxes receivable were $263 and $213 at December 31, 2006 and 2005, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $2,629 and $2,139 at December 31, 2006 and 2005, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the years ended 2006, 2005 and 2004, income tax expense does not include any amounts for interest and penalties.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2006	2005

Deferred tax assets:
Capital assets and other	$1,709	$2,370
Net operating loss carry forwards	61,472	37,005
Goodwill amortization	1,281	1,480
Interest deductions	7,492	8,026
Share issue costs	182	1,041
Capital loss carry forwards	10,827	10,880
Accounting reserves	4,416	3,088
Gross deferred tax asset	87,379	63,890
Less: valuation allowance	(65,790)	(44,721)
Net deferred tax assets	21,589	19,169

Deferred tax liabilities:
Capital assets and other	(3,192)	(2,185)
Deferred finance charges	(553)	(764)
Goodwill amortization	(5,744)	(2,768)
Total deferred tax liabilities	(9,489)	(5,717)
Net deferred tax asset	$12,100	$13,452

Disclosed as:
Deferred tax assets	$13,332	16,057
Deferred tax liabilities	(1,232)	(2,605)
	$12,100	$13,452

Included in accrued and other liabilities at December 31, 2006 and 2005 is a deferred tax liability of $92 and $159, respectively. Included in assets held for sale at December 31, 2005 is a deferred tax asset of $1,550.

The Company has US federal net operating loss carry forwards of $20,025 and non-US net operating loss carry forwards of $67,084, these carry forwards expire in years 2007 through 2026. The Company also has total indefinite loss carry forwards of $51,776. These indefinite loss carry forwards consist of $21,654 relating to the US and $30,122 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $62,757.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

10. Income Taxes – (continued)

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2006, 2005, and 2004 was $3,038, $943 and $915, respectively.

Deferred taxes are not provided for temporary differences representing earnings of non-Canadian subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

11. Discontinued Operations

In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Businesses and Secure Card Businesses (collectively, Secured Products International or “SPI”).

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of $27,000. Consideration was received in the form of cash of $20,000 and five additional annual payments of $1,000. In addition, the Company received a 7.5% equity interest in the newly formed entity acquiring SPI. The Company has recorded the present value of the five additional payments of $3,724 as Other Assets. Also included in Other Assets is the estimated value of the 7.5% equity interest received of $1,924. During 2006, the Company had previously recorded an impairment charge of $19,498 relating to SPI’s long lived assets to adjust them to fair market value. The sale of SPI has resulted in a gain of $2,856 ($1,824, net of taxes). The results of operations of SPI for 2006 and 2004 were losses of $21,569 and $1,581, respectively. During 2005, the results of operations of SPI was income of $561.

Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1,393, $1,096 and $1,074 for the years ended 2006, 2005 and 2004, respectively.

During July 2005, LifeMed Media, Inc., (“LifeMed”) a variable interest entity whose operations had been consolidated by the Company, completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6,200. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings of LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented. In February 2006, the Company sold 27% of its remaining ownership in LifeMed as partial settlement of a put obligation.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

11. Discontinued Operations – (continued)

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2006	2005	2004

Revenue	$67,405	$83,039	$73,472
Impairment charge	19,498	—	—
Operating income (loss)	$(17,911)	$1,524	$(7,897)

Other income (expense)	795	(939)	(1,704)
Income taxes (expense) recovery	(1,600)	289	332
Minority interest recovery	—	260	540
Net income (loss) from discontinued operations	$(18,716)	$1,134	$(8,729)

As of December 31, 2006 and 2005, Other Assets includes $73 and $100 respectively, of the Company’s net investment in LifeMed.

As of December 31, 2005 the carrying value on the Company’s balance sheet of the assets and liabilities to be disposed were as follows:

December 31, 2005

Assets held for sale:
Accounts receivable	$16,198
Inventories	10,206
Other current assets	775
Fixed Assets	29,287
Other long-term assets	2,551
Total assets	$59,017

Liabilities related to assets held for sale:
Accounts payable and other current liabilities	$6,470
Accrued and other liabilities	3,219
Advance billings	5,031
Long term debt	3,830
Total liabilities	$18,550

There are no assets or liabilities held for sale as of December 31, 2006.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

12. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the years ended December 31, were:

	2006	2005	2004

Net loss for the year	$(33,539)	$(7,949)	$(2,157)
Foreign currency cumulative translation adjustment	(2,210)	(181)	4,778
Comprehensive income (loss) for the year	$(35,749)	$(8,130)	$2,621

13. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2006	2005

Short term debt	$4,910	$3,739
Revolving credit facility	45,000	73,500
8% convertible debentures	38,613	38,694
Note payable and other bank loans	5,206	5,650
	93,729	121,583
Obligations under capital leases	1,725	1,566
	95,454	123,149
Less:
Short term debt	4,910	3,739
Revolving credit facility	45,000	73,500
Current portion	1,177	1,645
	$44,367	$44,265

Interest expense related to long-term debt for the years ended December 31, 2006, 2005 and 2004 was $9,065, $6,517 and $4,896, respectively.

The amortization of deferred finance costs included in interest expense were $2,213, $1,305 and $2,370 for the years ended December 31, 2006, 2005, and 2004, respectively.

Short term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting period.

MDC Revolving Credit Facility

On June 10, 2004, MDC Partners Inc. entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to C$25,000 ($18,700) maturing in May of 2005. It was extinguished and replaced in September 2004.

On September 22, 2004, MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100,000 (including swing-line advances of up to $10,000) maturing in September 2007 (the “Credit Facility”). At December 31, 2006, the maximum borrowing under the facility is $96,500, a reduction of $3,500 due to the sale of SPI. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 325 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 175 basis points on all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

13. Bank Debt, Long-Term Debt and Convertible Notes – (continued)

liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications Group, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at December 31, 2006. At December 31, 2006 and 2005, the aggregate amount of swing line advances, plus outstanding checks (disclosed as “Bank debt” in Current Liabilities on the balance sheet) was $4,910 and $3,739, respectively. At December 31, 2006, the unused portion of the total facility was $47,647.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95 22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. This component, reflected as bank debt on the balance sheet, is classified as a current liability in accordance with EITF 95 22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 8.13% and 6.7% as of December 31, 2006 and 2005, respectively.

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

13. Bank Debt, Long-Term Debt and Convertible Notes – (continued)

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

(h)

On November 3, 2006, the Company amended its Credit Facility. Pursuant to such amendment, among other things, the lenders (i) amended the “net worth” financial covenant to include an addition for any losses on sale or non-cash impairment charges recorded in connection with the disposition of the Secure Products International (“SPI”) business; (ii) reduced the commitment reduction requirement based upon net cash proceeds received from the sale of SPI in excess of $12,500; and (iii) modified the Company’s “total debt ratio” covenant.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes that, based on its current financial projections, the Company will be in compliance with its financial covenants over the next twelve months.

As at December 31, 2006, $2,265 (2005—$5,336) of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

13. Bank Debt, Long-Term Debt and Convertible Notes – (continued)

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $12.01 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $816.00 (C$1,000.00) principal amount of Debentures.

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

In connection with the Zyman acquisition, the Company assumed the following note payable in the original amount of $6,275. The note bears interest of 5.73% and is due on June 8, 2009. The balance of the note payable was $5,100 at December 31, 2006. The note agreement is secured by an aircraft and related equipment with a net book value of $4,218 at December 31, 2006.

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount

2007	$51,087
2008	1,100
2009	4,332
2010	38,784
2011	145
2012 and thereafter	6
$95,454

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

13. Bank Debt, Long-Term Debt and Convertible Notes – (continued)

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount

2007	$757
2008	516
2009	360
2010	191
2011	154
2012 and thereafter	6
1,984
Less: imputed interest	(259)
1,725
Less: current portion	(643)
$1,082

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

The Company has not paid dividends on any class of shares during the three years ended December 31, 2006.

(b) 2006 Share Capital Transactions

During the year ended December 31, 2006, Class A share capital increased by $6,188, as the Company issued 345,305 shares related to business acquisitions and 130,244 shares related to the exercise of stock options and stock appreciation rights. In addition, during 2006, 10,358 Class A Shares were issued in connection with the 2003 privatization of Maxxcom. As of December 31, 2006, 30,954 Class A Shares remain to be issued upon the presentation of the Maxxcom shares which, based on the privatization of this subsidiary in 2003, were exchanged into the Company’s Class A shares. Certain option prices have been retroactively corrected to comply with provisions in the option plan. As a result, the Company has recorded a stock subscription receivable of $674, included in shareholders equity.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

14. Share Capital – (continued)

(c) 2005 Share Capital Transactions

During the year ended December 31, 2005, Class A share capital increased by $14,825, as the Company issued 1,494,486 shares related to business acquisitions and 5,258 shares related to the exercise of stock options.

(d) 2004 Share Capital Transactions

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

(e) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. As of December 31, 2006, the Company has granted 150,000 Director options, which option grants were for a ten-year term and vests over five (5) years from the grant date under this plan. In February 2006, the Company also granted under this plan, 263,500 financial performance-based restricted stock awards and 533,000 financial performance-based restricted stock units (of which 2,500 restricted stock awards and 5,000 restricted stock units were forfeited). None of these awards vested during the year and as such all remain non vested at the end of year. The term of these awards is three years, with vesting up to three years.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

14. Share Capital – (continued)

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

Information related to share option transactions over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share

Balance, December 31, 2003	2,076,728	$6.60	872,979	$7.82
Granted	169,052	11.01
Exercised	(241,755)	9.32
Expired and cancelled	(119,410)	12.08
Balance, December 31, 2004	1,884,615	6.78	979,900	6.65
Granted	25,000	6.89
Exercised	(5,258)	5.87
Expired and cancelled	(111,153)	10.29
Balance, December 31, 2005	1,793,204	6.79	1,241,773	6.41	551,431
Vested	—	—			(304,407)
Granted	125,000	8.95			125,000
Exercised	(30,400)	4.92			—
Expired and cancelled	(154,724)	7.96			(8,000)
Balance, December 31, 2006	1,733,080	$8.57	1,369,056	$8.25	364,024

At December 31, 2006, the intrinsic value of vested options was $427. For options exercised during 2006, the Company received cash proceeds of $146. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2006 was $119.

Share options outstanding as of December 31, 2006 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share	Weighted Average Contractual Life

$4.37–$6.75	34,935	1.65	$4.74	34,935	$4.74	1.65
$6.76–$7.89	783,355	1.30	$6.97	763,355	$6.97	1.23
$7.90–$9.15	618,400	2.07	$8.98	394,600	$9.13	1.50
$9.16 –$13.47	289,721	2.49	$12.07	171,402	$12.06	2.52
$13.48 – $48.42	6,669	4.46	$26.12	4,764	$29.69	5.35

(f) Stock Appreciation Rights

During 2003, the Compensation Committee of the Board of Directors approved a stock appreciation rights (“SAR’s”) compensation program for senior officers and directors of the Company. SARS’s granted prior to 2006 have a term of four years, for SAR’s granted in 2006 and after they have a term of up to 10 years and all awards vest one-third on each anniversary date. During the year ended December 31, 2003, 1,650,479 SAR’s were granted with

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

14. Share Capital – (continued)

rights prices ranging from $3.85 to $7.71 with an average price of $5.76. In 2003, the Company recorded compensation expense of $4,102 with respect to SAR’s.

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

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable
	Weighted Average Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Price Per Share	Non Vested SAR’s

Balance at December 31, 2003	1,650,479	$5.33	—	—
Granted	295,000	10.85
Exercised	(5,000)	3.57
Balance at December 31, 2004	1,940,479	7.02	548,493	$6.21
Granted	285,000	9.87
Exercised	—	—
Expired and cancelled	(5,000)	7.81
Balance at December 31, 2005	2,220,479	7.58	1,211,986	6.91	1,008,493
Vested	—	—			(728,438)
Granted	40,000	8.09			40,000
Exercised	(215,000)	4.42			—
Expired and cancelled	(35,166)	8.52			(10,055)
Balance at December 31, 2006	2,010,313	$7.91	1,700,313	$7.48	310,000

SAR’s outstanding as at December 31, 2006 are summarized as follows:

At December 31, 2006, the aggregate amount of shares to be issued on vested SAR’s was 237,059 shares with an intrinsic value of $1,754. At December 31, 2006, the aggregate amount of outstanding SAR’s had an intrinsic value of $1,754.

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share	Weighted Average Contractual Life

$4.29 – $6.22	640,000	0.14	$4.59	640,000	$4.59	0.14
$6.23 – $8.33	435,313	1.23	$8.30	405,313	$8.33	0.58
$8.34 – $10.00	580,000	1.61	$9.03	423,333	$8.78	1.05
$10.01 – $13.73	355,000	1.57	$11.57	231,667	$11.58	1.56

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

14. Share Capital – (continued)

(g) Restricted Stock Units

During the year ended December 31, 2004, the Company issued 50,000 restricted stock units of which 16,500 vest on each of the first and second anniversary dates with the remaining 17,000 vesting on September 6, 2007.

In 2006 and 2005, the recipient of these shares of restricted stock exercised his contractual right to receive a cash payment of $127and $121, respectively, in lieu of the 16,500 shares of restricted stock that vested in 2006 and 2005, and as a result the underlying 16,500 shares of restricted stock in each year were cancelled.

There were no restricted stock units issued during 2005.

During 2006, the Company, under the 2005 Incentive Plan, granted 737,500 restricted stock and restricted stock units and awards, which vest between one and three years based on defined performance targets. The Company also granted 59,000 restricted stock and restricted stock units and awards, which vest on the third anniversary of the grant date. The value of these grants on the grant date was $6,830, which will result in stock-based compensation expense over the probable vesting period.

(h) Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

Warrants outstanding as at December 31, 2006 are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share

$11.62 – $13.05	102,426	2.13	$12.67	63,370	$12.64
$13.06 – $15.27	466,394	2.09	$13.71	430,394	$13.58
$15.28 – $16.77	164,706	2.17	$16.53	109,921	$16.53

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

14. Share Capital – (continued)

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share	Non Vested Warrants

Balance December 31, 2003	507,146	$10.61	507,146	$10.61
Granted	736,186	13.55
Expired and cancelled	(222,660)	14.04
Balance December 31, 2004	1,020,672	13.10	648,159	12.20
Granted	—
Expired and cancelled	(30,000)	13.54
Balance, December 31, 2005	990,672	13.53	768,168	13.06
Vested	—	—			222,504
Granted	—				—
Expired and cancelled	(257,146)	11.62			(92,843)
Balance, December 31, 2006	733,526	$14.20	603,685	$14.02	129,661

At December 31, 2006, there was no intrinsic value of vested warrants.

The Company has reserved a total of 5,731,765 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2006 there were 1,061,000 shares available for future option and similar grants.

15. Gain on Sale of Assets and Settlement of Long-term Debt and Other

The gain on sale of assets and settlement of long-term debt for the years ended December 31 were as follows:

	2006	2005	2004
CDI Transactions (a):
Loss on settlement of exchangeable debentures	$—	$—	$(9,569)
Fair value adjustment on embedded derivative	—	—	3,974
Gain on sale of equity interests in Custom Direct, Inc.	—	—	21,906
Loss on settlement of long-term debt	—		(1,274)
Gain (loss) on disposition of assets	617	(351)	(60)
Gain (loss) on equity transactions of affiliates	(626)	39	—
Gain on sale of cross currency swap	189	—	—
Gain on recovery of investment	962	790	—
	$1,142	$478	$14,977

——————

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

15. Gain on Sale of Assets and Settlement of Long-term Debt and Other – (continued)

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

16. Segmented Information

During the fourth quarter of 2006, the Company assessed its reportable operating segments and reclassified, Margeotes Fertitta Powell, LLC (“MFP”) from the Strategic Marketing Services (“SMS”) segment to the Specialized Communication Services segment, as MFP’s performance currently and for the foreseeable future is more consistent with the performance of the operating units in the SCS segment. The Company has recast its prior year disclosures to conform to the current year presentation. The Company reports in three segments plus corporate. The segments are as follows:

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

•

The Specialized Communication Services (“SCS”) segment includes all of the Company’s other marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

16. Segmented Information – (continued)

Summary financial information concerning the Company’s operating segments is shown in the following tables:

	For the Year Ended December 31, 2006
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$241,481	$84,917	$97,273	$—	$423,671
Cost of services sold	118,018	61,419	67,362	—	246,799
Office and general expenses	71,589	16,531	20,341	24,062	132,523
Depreciation and amortization	17,567	5,003	1,903	284	24,757
Goodwill charges	—	—	6,306	—	6,306
Operating Profit (Loss)	$34,307	1,964	$1,361	$(24,346)	13,286
Other Income (Expense):
Other income					1,142
Foreign exchange gain					614
Interest expense, net					(10,764)

Income from continuing operations before income taxes, equity in affiliates and minority interest					4,278
Income taxes					2,561
Income from continuing operations before equity in affiliates and minority interests					1,717
Equity in earnings of non-consolidated affiliates					168
Minority interests in income of consolidated subsidiaries	$(13,077)	$(73)	$(3,558)	$—	(16,708)
Loss from continuing operations					(14,823)

Loss from discontinued operations					(18,716)

Net loss					$(33,539)

Stock-based compensation	$1,010	$24	$2,339	$4,988	$8,361
Capital expenditures	$9,165	$11,646	$1,460	$377	$22,648
Goodwill and intangibles	$185,033	$37,823	$29,770	$—	$252,626
Total assets	$297,636	$63,577	$93,838	$38,450	$493,501

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

16. Segmented Information – (continued)

Restated for Discontinued Operations

	For the Year Ended December 31, 2005
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$203,944	$67,240	$92,178	$—	$363,362
Cost of services sold	97,316	51,913	62,582	—	211,811
Office and general expenses	54,810	10,427	17,601	25,138	107,976
Depreciation and amortization	17,892	3,578	1,311	362	23,143
Goodwill charges	—	—	473	—	473
Operating Profit (Loss)	$33,926	$1,322	$10,211	$(25,500)	$19,959
Other Income (Expense):
Other income					478
Foreign exchange gain					80
Interest expense, net					(7,474)
Income from continuing operations before income taxes, equity in affiliates and minority interest					13,043
Income taxes					2,336
Income from continuing operations before equity in affiliates and minority interests					10,707
Equity in earnings of non-consolidated affiliates					1,402
Minority interests in income of consolidated subsidiaries	$(18,205)	$(84)	$(2,903)	$—	$(21,192)
Loss from continuing operations					(9,083)
Income from discontinued operations					1,134

Net loss					$(7,949)
Stock-based compensation	$519	$81	$—	$2,672	$3,272
Capital expenditures	$5,762	$4,028	$766	$286	$10,842
Goodwill and intangibles	$187,977	$28,761	$35,366	$61	$252,165
Total assets	$289,011	$50,362	$91,914	$76,028	$507,315

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

16. Segmented Information – (continued)

Restated for Discontinued Operations

	For the Year Ended December 31, 2004
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$110,883	$59,673	$76,517	$—	$247,073
Cost of services sold	63,106	43,746	52,113	—	158,965
Office and general expenses	25,410	8,847	14,829	26,807	75,893
Depreciation and amortization	5,393	3,451	1,168	237	10,249
Other Charges (recoveries)			(343)	(2,350)	(2,693)
Operating Profit (Loss)	$16,974	$3,629	$8,750	$(24,694)	4,659
Other Income (Expense):
Other income					14,977
Foreign exchange loss					(287)
Interest expense, net					(6,618)
Income from continuing operations before income taxes, equity in affiliates and minority interest					12,731
Income taxes					575
Income from continuing operations before equity in affiliates and minority interests					12,156
Equity in earnings of non-consolidated affiliates					3,651
Minority interests in income of consolidated subsidiaries	$(6,387)	$(245)	$(2,603)	$—	$(9,235)
Income from continuing operations					6,572
Loss from discontinued operations					(8,729)
Net Loss					(2,157)
Stock-based compensation	$131	$130	$78	$8,049	$8,388
Capital Expenditures	$2,771	$4,305	$1,156	$77	$8,309

A summary of the Company’s revenue by geographic area, based on the location in which the goods or services originated, for the years ended December 31, is set forth in the following table.

	United States	Canada	Other	Total

Revenue
2006	$356,446	$59,255	$7,970	$423,671
2005	$304,010	$51,901	$7,451	$363,362
2004	$195,402	$44,998	$6,673	$247,073

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

16. Segmented Information – (continued)

A summary of the Company’s long-lived assets, comprised of fixed assets, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2006	$38,933	$3,871	$1,621	$44,425
2005	$30,720	$3,413	$108	$34,241

17. Related Party Transactions

(a)

The Company incurred fees and paid incentive awards totaling $2,394 in 2006 (2005 – $2,375, 2004 – $2,805) relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans. The management services agreement provides for an annual retainer fee of $950 and is effective through October 31, 2007, subject to renewal.

(b)

In 2000, the Company agreed to provide to its CEO, Miles S. Nadal a bonus of C$10,000 ($8,581) in the event that the average market price of the Company’s Class A subordinate voting shares is C$30 ($26) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,820 ($5,852) and C$3,000 ($2,574), respectively, as at December 31, 2006, both of which have been reserved for in the Company’s accounts.

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

In 2002, 2003 and 2004, the Company’s CEO advanced an aggregate amount equal to $171 (C$205) to Trapeze, and such loans were secured by Trapeze’s assets. In 2004, Trapeze repaid $108 (C$130) of the amounts owed to the Company’s CEO. In February 2005, the Company’s CEO provided Trapeze with a $203 (C$250) line of credit. The line of credit accrues interest at an annual interest rate equal to 15%. During 2006 and 2005 total interest and fees paid were approximately $14 and $66, respectively. At December 31, 2006, Trapeze had no borrowings under this line of credit. In addition, in 2006, 2005 and 2004, Trapeze paid $33, $31 and $20, respectively, in fees for accounting and other services to an entity affiliated with the Company’s CEO.

During 2006 and 2005, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $0.3 million and $0.1 million, respectively.

(d)

The Company also incurred fees totaling $276 in 2004 to a company controlled by a director of the Company in respect of services provided related to the monetization of Custom Direct Inc. and Davis + Henderson. During 2006 and 2005, the Company did not incur any additional fees.

(e)

A subsidiary of the Company charged fees of $149, $147 and $59 in 2006, 2005, 2004, respectively, to a trust of which an officer of the Company is a trustee.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

18. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at December 31, 2006, would be expected to be owing in the future.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2007 to 2014. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2006, perform over the relevant future periods at their 2006 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $116,641 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $24,861 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the year ended December 31, 2006 and 2005, these operations incurred costs of nil and $128, respectively related to damages resulting from hurricanes.

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

18. Commitments, Contingencies and Guarantees – (continued)

Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Commitments. The Company has commitments to fund $448 in an investment fund over a period of up to two years. At December 31, 2006, the Company has $4,485 of undrawn outstanding letters of credit.

Leases. The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $17,521 for 2006, $16,465 for 2005 and $12,793 for 2004, which was reduced by sublease income of $1,346 in 2006, $1,517 in 2005 and $921 in 2004. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2006 and thereafter, are as follows:

Period	Amount

2007	15,890
2008	14,956
2009	13,846
2010	12,911
2011	7,130
2012 and thereafter	14,957
$79,690

At December 31, 2006, the total future cash to be received on sublease income is $4,019.

19. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company does not believe the adoption of this interpretation will have a material effect on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires employers with defined benefit plans to recognize the over funded or under funded status of a defined benefit plan. This statement also expands the required disclosures around these plans. This statement is effective for all fiscal years ending after December 15, 2006.The adoption of this statement did not impact the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (SAB) No. 108. This guidance requires registrants to quantify the misstatement of current year financial statements that result from misstatements of prior year financial statements. This guidance is effective for annual financial

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

19. New Accounting Pronouncements – (continued)

statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of this guidance did not have any effect on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial statements.

20. Subsequent Events

On February 2, 2007, the Company, through its subsidiary Bryan Mills Group Ltd. (“Bryan Mills”), acquired 100% of the issued and outstanding shares of Iradesso Communications Corp., a Canadian financial communications firm. The purchase price for this transaction included a cash payment equal to approximately $342 and the issuance of shares in Bryan Mills representing 11.85% of the ownership in Bryan Mills valued at approximately $660. The Company incurred transaction costs of approximately $40 for a total purchase price of approximately $1,040.

Note 21. Quarterly Results Of Operations (Unaudited)
(Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2006 and 2005, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue – Services:
2006	$98,073	$100,138	$101,122	$124,338
2005	$73,712	$90,355	$96,977	$102,318
Cost of services sold:
2006	$59,741	$60,900	$57,150	$69,008
2005	$47,190	$52,480	$55,509	$56,632
Income (loss) from continuing operations:
2006	$(4,243)	$(869)	$(3,137)	$(6,574)
2005	$1,237	$521	$(2,315)	$(8,526)
Net loss:
2006	$(5,133)	$(10,503)	$(12,909)	$(4,994)
2005	$(3,783)	$(964)	$(1,655)	$(1,547)
Loss per common share:
Basic
Continuing operations:
2006	$(0.18)	$(0.04)	$(0.13)	$(0.27)
2005	$(0.06)	$(0.02)	$(0.10)	$(0.21)
Net loss:
2006	$(0.22)	$(0.44)	$(0.54)	$(0.20)
2005	$(0.17)	$(0.04)	$(0.07)	$(0.06)
Diluted
Continuing operations:
2006	$(0.18)	$(0.04)	$(0.13)	$(0.27)
2005	$(0.06)	$(0.02)	$(0.10)	$(0.21)
Net loss:
2006	$(0.22)	$(0.44)	$(0.54)	$(0.20)
2005	$(0.17)	$(0.04)	$(0.07)	$(0.06)

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated except share and per share amounts)

Note 21. Quarterly Results Of Operations (Unaudited) – (continued)
(Restated for Discontinued Operations)

The above revenue, cost of services sold, and income (loss) from continuing operations have primarily been affected by acquisitions, divestitures and discontinued operations.

Historically, with some exceptions, the Company’s fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Income (loss) from continuing operations and net income (loss) have been affected as follows:

•

The fourth quarter of 2006 and 2005 include impairment charges of $6,306 and $473, respectively.

•

The fourth quarter of 2006 includes a one time reversal of a termination of a prior commitment of $1,980 and the elimination of potential liabilities of $1,251 relating to a change in estimate.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2006, we maintained effective internal control over financial reporting based on these criteria.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, has been attested to by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

Management previously assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Based on that assessment, management concluded that, as of December 31, 2005, the Company had material weaknesses in the following areas: accounting for complex and non-routine transactions; revenue recognition and accounting for related costs; and segregation of duties. These weaknesses are described in greater detail in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

During the first three quarters of the year ended December 31, 2006, we reported on Form 10-Q significant changes made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address our previously reported material weaknesses.

Specifically, in response to the material weaknesses in accounting for complex and non-routine transactions and revenue and accounting for related costs, the Company improved its procedures for reviewing underlying business agreements and analyzing, reviewing and documenting the support for management’s accounting entries and significant transactions. These new controls and procedures include policies requiring that all new material contracts and the accounting for such contracts (including revenue and lease contracts) must be reviewed by the Company’s head office to ensure appropriateness of the applicable accounting treatment. In addition, the Company strengthened its controls and procedures related to its review of subsidiary monthly financial statements. The Company further implemented controls and procedures with respect to the review and implementation of new accounting pronouncements, including procedures for ensuring appropriate documentation of significant transactions and application of accounting standards. These procedures were effective through the hiring of additional accounting and finance department staff with US GAAP experience at the Company’s operating subsidiaries and corporate head office. These remedial procedures were sufficient to eliminate the previously identified material weaknesses in accounting for complex and non-routine transactions and revenue and accounting for related costs.

To address the segregation of duties issues throughout the Company, management hired additional personnel to implement and properly support management’s process for evaluating internal controls over financial reporting. The Company’s remedial procedures were highly focused on reviewing the responsibilities of individuals within the accounting and finance departments, as well as implementing controls over computer access and establishing processes to restrict unauthorized access. These remedial procedures were sufficient to eliminate the previously-identified material weakness in the area of segregation of duties as of December 31, 2006.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, that MDC Partners Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MDC Partners Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, MDC Partners Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MDC Partners Inc. and subsidiaries as of December 31, 2006 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

New York, New York
March 15, 2007

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2007 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2006, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 6, 2007 are:

Name	Age	Office

Miles S. Nadal(1)	49	Chairman of the Board, and Chief Executive Officer
Steven Berns(1)	42	President and Chief Financial Officer
Charles K. Porter	62	Chief Strategist
Robert E. Dickson	48	Managing Director
Mitchell S. Gendel	41	General Counsel & Corporate Secretary
Graham L. Rosenberg	44	Managing Director
Michael Sabatino	42	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	42	Managing Director
Glenn W. Gibson	48	Senior Vice President & Chief Financial Officer, Canadian Marketing Communications
Thomas Boyle	38	Vice President and Corporate Controller

——————

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to Part II – Item 5 of this Form 10-K and to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in the Company’s next Proxy Statement, which are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MDC Partners Inc.
New York, New York

The audit referred to in our report dated March 15, 2007 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries which is contained in Item 8 of this Form 10-K included the audit of the financial statement Schedule II. This 2006 financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

In our opinion such financial statement schedule present fairly, in all material respects, the information set forth herein.

/s/ BDO SEIDMAN, LLP

New York, New York
March 15, 2007

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II – 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2006
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period

Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2006	$1,250	$716	$332	$(1)	$1,633
December 31, 2005	$1,521	$595	$(1,002)	136	$1,250
December 31, 2004	$497	$780	$(99)	343	$1,521

Schedule II – 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2006
(Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period

Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2006	$44,721	$3,038	$18,226	(1)	$(195)	$65,790
December 31, 2005	$42,555	$943	$(225)		$1,448	$44,721
December 31, 2004	$31,283	$915	$8,024		$2,333	$42,555

(1)

Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, which were fully reserved and adjustment for net operating loss relating to sale of business.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.

	By:	/s/ Miles S. Nadal
Date: March 16, 2007		Name: Miles S. Nadal Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miles S. Nadal	Chairman and Chief Executive Officer	March 16, 2007
Miles S. Nadal

/s/ Steven Berns	Director, President and Chief Financial Officer	March 16, 2007
Steven Berns

/s/ Robert Kamerschen	Presiding Director	March 16, 2007
Robert Kamerschen

/s/ Thomas N. Davidson	Director	March 16, 2007
Thomas N. Davidson

/s/ Richard R. Hylland	Director	March 16, 2007
Richard R. Hylland

/s/ Scott Kauffman	Director	March 16, 2007
Scott Kauffman

/s/ Michael J. Kirby	Director	March 16, 2007
Michael J. Kirby

/s/ Stephen M. Pustil	Director	March 16, 2007
Stephen M. Pustil

/s/ Francois R. Roy	Director	March 16, 2007
Francois R. Roy

/s/ Thomas Weigman	Director	March 16, 2007
Thomas Weigman

/s/ Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 16, 2007
Michael Sabatino

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.2	General By-law No. 1, as amended on April 29, 2005;*
4.1

Trust Indenture, dated as of June 28, 2005, by and between the Company and Computershare Trust Company of Canada Inc. relating to the issuance of the Company’s 8% convertible debentures (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on August 9, 2005);

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

10.3

Stock Purchase Agreement, dated November 3, 2006, by and among the Company (as seller), Secured Products (Cayman), Inc. (as purchaser) and H.I.G. Capital Management, Inc., relating to the sale of the Company’s Secure Products International Group (incorporated by reference to the Company’s Form
10-Q filed on November 9, 2006);

10.4	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2004);
10.5

Amended and Restated Employment Agreement between the Company and Graham Rosenberg, dated as of December 26, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 15, 2006);

10.6	Separation and Consulting Agreement between the Company and Stephen M. Pustil, dated as of January 12, 2007;*
10.7	Management Services Agreement relating to employment of Miles Nadal, dated January 1, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 10, 2004);
10.7.1	Letter Agreement between the Company and Miles Nadal, dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.8	Employment Agreement between the Company and Steven Berns, dated August 25, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on December 20, 2004);

Exhibit No.	Description

10.8.1

Amendment No. 1 to Employment Agreement between the Company and Steven Berns, dated as of March 6, 2006 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed on March 15, 2006);

10.9	Employment Agreement between the Company and Mitchell Gendel, dated November 17, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 18, 2005);
10.10	Employment Agreement between the Company and Michael Sabatino, dated April 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 18, 2005);
10.11	Amended and Restated Stock Option Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 10, 2004);
10.12	Stock Appreciation Rights Plan dated as of April 22, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 10, 2004);
10.12.1	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2006);
10.12.2	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
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

10.14.3	Amendment No. 1, dated as of August 8, 2005, to the Zyman Purchase Agreement (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed on August 9, 2005);
10.14.4

Amendment, dated January 31, 2006, to the Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC (incorporated by reference to Exhibit 10.14.4 to the Company’s Form 10-K filed on March 15, 2006);

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

10.15.1	Amendment No. 1 dated as of November 19, 2004 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 24, 2004);
10.15.2	Amendment No. 2 dated as of March 14, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2005);

Exhibit No.	Description

10.15.3	Amendment No. 3 dated as of April 1, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 1, 2005);
10.15.4	Amendment No. 4 dated as of May 9, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2005);
10.15.5	Amendment No. 5 dated as of June 6, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2005);
10.15.6	Amendment No. 6 dated as of October 31, 2005 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 31, 2005);
10.15.7	Amendment No. 7 dated as of January 17, 2006 to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2006);
10.15.8	Amendment No. 8 dated as of August 3, 2006, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2006);
10.15.9	Amendment No. 9 dated as of November 3, 2006, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 8, 2006);
10.15.10	Amendment No. 10 dated as of March 8, 2007, to the Credit Agreement made September 22, 2004*
12	Statement of computation of ratio of earnings to fixed charges*
14.1	Code of Conduct of MDC Partners Inc. (2005) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 18, 2005);
14.2	MDC Partners’ Corporate Governance Guidelines adopted on March 6, 2006 (incorporated by reference to Exhibit 14.2 to the Company’s Form 10-K filed on March 15, 2006);
21	Subsidiaries of Registrant*;
23.1	Consent of Independent Registered Public Accounting Firm [KPMG LLP]*;
23.2	Consent of Independent Registered Public Accounting Firm [BDO Seidman LLP]*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by President and Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by President and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

——————

*

Filed electronically herewith.