Form 10-Q
period 2007-03-31
MDC PARTNERS INC
filed 2007-05-08
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☐ No ☐

The numbers of shares outstanding as of May 1, 2007 were: 25,098,017 Class A subordinate voting shares and 2,502 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

  Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue:		Reclassified (Note 1)
Services	$119,531	$98,074
Operating Expenses:
Cost of services sold (1)	78,555	59,740
Office and general expenses (2)	34,176	29,822
Depreciation and amortization	5,965	6,780
Goodwill impairment	4,475	—
	123,171	96,342
Operating profit (loss)	(3,640)	1,732
Other Income (Expenses):
Other income (expense)	(734)	561
Interest expense	(2,723)	(2,898)
Interest income	153	114
	(3,304)	(2,223)

Loss from continuing operations before income taxes, equity	(6,944)	(491)
in affiliates and minority interests
Income tax recovery	2,488	570

Income/(loss) from continuing operations before equity in affiliates	(4,456)	79
and minority interests
Equity in earnings (loss) of non-consolidated affiliates	(50)	274
Minority interests in income of consolidated subsidiaries	(4,291)	(4,751)
Loss from continuing operations	(8,797)	(4,398)
Loss from discontinued operations	—	(734)
Net Loss	$(8,797)	$(5,132)
Loss Per Common Share:
Basic:
Continuing operations	$(0.36)	$(0.19)
Discontinued operations	—	(0.03)
Net Loss	$(0.36)	$(0.22)
Diluted:
Continuing operations	$(0.36)	$(0.19)
Discontinued operations	—	(0.03)
Net loss	$(0.36)	$(0.22)
Weighted Average Number of Common Shares Outstanding:
Basic	24,274,797	23,777,590
Diluted	24,274,797	23,777,590

(1)	Includes non cash stock-based compensation of $257 and $2,564 in 2007 and 2006, respectively.

(2)	Includes non cash stock-based compensation of $1,659 and $961 in 2007 and 2006, respectively.

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,786	$6,591
Accounts receivable, less allowance for doubtful accounts of $1,120 and $1,633	126,023	125,744
Expenditures billable to clients	42,310	28,077
Prepaid expenses	8,361	4,816
Other current assets	1,446	1,248
Total Current Assets	182,926	166,476
Fixed assets, at cost, less accumulated depreciation of $55,582 and $52,359	44,536	44,425
Investment in affiliates	2,015	2,058
Goodwill	199,381	203,693
Other intangibles assets, net	47,696	48,933
Deferred tax asset	13,505	13,332
Other assets	14,334	14,584
Total Assets	$504,393	$493,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$534	$4,910
Revolving credit facility	78,350	45,000
Accounts payable	68,753	90,588
Accruals and other liabilities	63,057	75,315
Advance billings	73,576	51,804
Current portion of long-term debt	1,129	1,177
Deferred acquisition consideration	2,037	2,721
Total Current Liabilities	287,436	271,515
Long-term debt	5,658	5,754
Convertible notes	38,975	38,613
Other liabilities	5,488	5,512
Deferred tax liabilities	1,136	1,140

Total Liabilities	338,693	322,534

Minority interests	47,370	46,553
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 24,611,503 and 23,923,522 shares issued in 2007 and 2006	186,999	184,698
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2007 and 2006, each convertible into one Class A share	1	1
Share capital to be issued, 66,350 shares at March 31, 2007	509	—
Additional paid-in capital	26,059	26,216
Accumulated deficit	(95,411)	(86,614)
Treasury stock, at cost; 83,253 Class A shares at March 31, 2007	(660)	—
Stock subscription receivable	(459)	(643)
Accumulated other comprehensive income	1,292	756
Total Shareholders’ Equity	118,330	124,414
Total Liabilities and Shareholders’ Equity	$504,393	$493,501

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:		Reclassified (Note 1)
Net loss	$(8,797)	$(5,132)
Loss from discontinued operations	—	(734)
Loss from continuing operations	(8,797)	(4,398)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
Depreciation	3,693	2,659
Amortization of intangibles	2,272	4,121
Non-cash stock-based compensation	1,692	3,304
Goodwill impairment	4,475	—
Amortization of deferred finance charges	578	411
Deferred income taxes	(177)	(889)
Earnings of non-consolidated affiliates	50	(278)
Minority interest and other	718	(796)
Changes in non-cash working capital:
Accounts receivable	(499)	(3,241)
Expenditures billable to clients	(14,233)	(12,094)
Prepaid expenses and other current assets	(3,809)	(828)
Accounts payable, accruals and other liabilities	(34,010)	20,379
Advance billings	21,772	(376)
Cash flows provided by (used in) continuing operating activities	(26,275)	7,974
Discontinued operations	—	1,041
Net cash provided by (used in) operating activities	(26,275)	9,015
Cash flows from investing activities:
Capital expenditures	(3,637)	(5,021)
Acquisitions, net of cash acquired	(416)	(2,735)
Distributions received from non-consolidated affiliates	—	460
Discontinued operations	—	(782)
Net cash used in investing activities	(4,053)	(8,078)
Cash flows from financing activities:
Decrease in bank indebtedness	(4,376)	(1,487)
Proceeds from (payments under) revolving credit facility	33,350	(7,100)
Repayment of long-term debt	(349)	(316)
Issuance of share capital	452	150
Subsidiary issuance of share capital from exercise of stock options	—	385
Proceeds from stock subscription receivable	184	—
Purchase of treasury shares	(660)	—
Discontinued operations	—	(269)
Net cash provided by (used in) financing activities	28,601	(8,637)
Effect of exchange rate changes on cash and cash equivalents	(78)	75
Net decrease in cash and cash equivalents	(1,805)	(7,625)
Cash and cash equivalents at beginning of period	6,591	12,923
Cash and cash equivalents at end of period	$4,786	$5,298

Supplemental disclosures:
Cash paid to minority partners	$7,093	$3,660
Cash income taxes paid	$564	$397
Cash interest paid	$3,310	$1,400
Non-cash transactions:
Share capital issued on acquisitions	$—	$4,459
Capital leases	$169	$—
Note receivable exchanged for shares in subsidiary	$—	$1,155

See notes to the unaudited condensed consolidated financial statements.

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006.

On November 14, 2006, the Company completed the sale of its Secure Products International Group and accordingly has reclassified its 2006 financial results to reflect discontinued operations.

2.            Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation . The accompanying condensed consolidated financial statements include the accounts of MDC Partners Inc. and its domestic and international controlled subsidiaries that are not considered variable interest entities, and variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk . The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 10% of the Company’s consolidated accounts receivable at March 31, 2007. This client also accounted for 15% and 12% of revenue for the three months ended March 31, 2007 and March 31, 2006, respectively. As of December 31, 2006, no client accounted for more than 10% of accounts receivable.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at March 31, 2007 and December 31, 2006, is approximately $162 and $172, respectively, of cash restricted as to its use by the Company.

Revenue Recognition. The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), and accordingly, revenue is generally recognized when services are earned or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

The Company follows EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s businesses at times act as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows EITF No. 01-14 for reimbursement received for out-of-pocket expenses. This Issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

Stock-Based Compensation. The fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. The Company uses its historical volatility derived over the expected term of the award, to determine the volatility factor used in determining the fair value of the award. The Company uses the “simplified” method to determine the term of the award.

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

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model and is recorded in operating income over the service period, that is the vesting period of the award. Effective January 1, 2006, the Company adopted SFAS 123(R) and has opted to use the modified prospective application transition method. Under this method the Company has not restated its prior financial statements. Instead, the Company applies SFAS 123(R) for new awards granted or modified after January 1, 2006, any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards. It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

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

In March 2007, the Company issued 165,114 Class A shares of financial performance-based restricted stock, and 388,615 financial performance-based restricted stock units, to its employees under the 2005 Stock Incentive Plan. The Class A shares underlying each grant of restricted stock or restricted stock units will vest at 66% based upon achievement by the Company of specified financial performance criteria in 2007, 2008 and 2009. The remaining 34% will vest on the third anniversary date of grant subject to acceleration if certain financial performance targets are achieved in 2007 and 2008. Based on the Company’s expected financial performance in 2007, the Company currently believes that 34% of the financial performance-based awards to employees will vest on March 15, 2008. Accordingly, the Company will be recording a non-cash stock based compensation charge of $1,957 from the date of grant through March 15, 2008.

For the three months ended March 31, 2007, the Company has recorded a $86 charge relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. The 165,114 Class A shares of restricted stock granted to employees are included in the Company’s calculation of Class A shares outstanding as of March 31, 2007.

3.           Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2007	2006
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(8,797)	$(4,398)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(8,797)	$(4,398)
Denominator
Denominator for basic loss per common share - weighted average common shares	24,274,797	23,777,590
Effect of dilutive securities	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	24,274,797	23,777,590
Basic loss per common share from continuing operations	$(0.36)	$(0.19)
Diluted loss per common share from continuing operations	$(0.36)	$(0.19)

The 8% convertible debentures, options and other rights to purchase 7,920,436 shares of common stock, which includes 253,614 shares of non-vested restricted stock, were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three months ended March 31, 2006, the 8% convertible debentures, options and other rights to purchase 8,842,935 shares of common stock, which includes 263,500 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.           Acquisitions

First Quarter 2007 Acquisition

On February 2, 2007, the Company, through its subsidiary Bryan Mills Group Ltd. (“Bryan Mills”), acquired 100% of the issued and outstanding shares of Iradesso Communications Corp., a Canadian financial communications firm. This acquisition provides the Company an opportunity to expand its business, in terms of productive talent, service offerings and geographic presence. The purchase price for this transaction included a cash payment equal to approximately $342 and the issuance of shares in Bryan Mills representing 11.85% of the equity ownership in Bryan Mills, valued at approximately $815. The Company incurred transaction costs of approximately $40 for a total purchase price of approximately $1,197. This cost has been assigned to an intangible asset relating to the value of the new employment agreement with the former owner of Iradesso Communications Corp. and will be amortized over a five year term.

2006 Acquisitions

During 2006, the Company did not complete any material acquisitions. However, the Company did complete the following transactions:

On February 7, 2006, the Company purchased the remaining outstanding membership interests of 12.33% of Source Marketing LLC in 2006: (“Source”) pursuant to an exercise of a put option notice delivered in October 2005. The purchase price of $2,287 consisted of cash of $1,830 and the delivery of 1,063,516 shares of LifeMed Media Inc. (“LifeMed”) valued at $457. The Company’s carrying value of these LifeMed shares was $27, thus the Company recorded a gain on the disposition of these shares of $430, which has been included in other income.

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

On July 1, 2006, the Company and Mono Advertising, LLC amended its operating agreement to eliminate certain governance limitations that the Company had on its ability to exercise control of Mono Advertising, LLC. Effective July 1, 2006 the Company has consolidated Mono Advertising, LLC which had previously been accounted for under the equity method.

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

On November 14, 2006, the Company purchased an additional 20% interest in Northstar Research Partners Inc. (“Northstar”) for $3,405 in cash. This transaction resulted in an allocation of the purchase price to goodwill of $2,989 and identifiable intangible assets of $415. In February 2007, Northstar acquired an additional 18% of Northstar Research (UK) Limited for approximately $27. This cost has been assigned to goodwill. Northstar now owns 82% of Northstar Research (UK) Limited.

On November 14, 2006, the Company through its subsidiary Zig Inc. purchased a 65% interest in Hadrian’s Wall Advertising, LLC for $550. Hadrian’s Wall Advertising, LLC is a creative advertising firm that was acquired to facilitate the expansion of the Zig Canada business into the US market. In addition the Company purchased an additional 0.2% of Zig Inc. for cash of $18 and 30,000 of the Company’s Stock Appreciation Rights (“SARs”), valued at $104. The purchase price was allocated to goodwill of $18 and the value of the SARs was considered to be compensation expense and will be amortized over the vesting period of the SARs. Effective November 17, 2006, as a result of the additional share purchase, the Company has consolidated Zig Inc. which had previously been accounted for under the equity method.

On December 15, 2006, the Company and Accumark Communications Group Inc. amended its operating agreement to eliminate certain minority rights. As a result of this amendment, effective December 15, 2006, the Company has consolidated Accumark Communications Inc. which had previously been accounted for under the equity method.

5.      Accrued and Other Liabilities

At March 31, 2007 and December 31, 2006, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $8,411 and $11,129, respectively.

In August 2006, one of the entities in the Strategic Marketing Services segment closed an office on the West Coast. The Company incurred a charge to operations of $2,624 resulting primarily from lease termination costs and the write off of the related leasehold improvements. The liability is expected to be paid out over the next five years.

6.           Discontinued Operations
In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Businesses and Secure Card Businesses (collectively, “Secure Products International” or “SPI”).

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of $27,000. Consideration was received in the form of cash of $20,000 and five additional annual payments of $1,000. In addition, the Company received a 7.5% equity interest in the newly formed entity acquiring SPI. The Company has recorded the present value of the five additional payments of $3,724 as Other Assets. Also included in Other Assets is the estimated value of the 7.5% equity interest received of $1,924. The results of operations of SPI during the three months ended March 31, 2006 was a loss of $734.

Based on the net proceeds and average borrowing rate, the Company has allocated interest expense to discontinued operations of $316 for the three months ended March 31, 2006.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2006 were the following:

Revenue	$18,566
Operating loss	$(377)

Other income (expense)	(284)
Income taxes expense	(73)
Net loss from discontinued operations	$(734)

7.          Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended March 31,
	2007	2006
Net loss for the period	$(8,797)	$(5,132)
Foreign currency cumulative translation adjustment	$536	$(82)
Comprehensive loss for the period	$(8,261)	$(5,214)

8.          Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	March 31, 2007	December 31, 2006
Short-term debt	$534	$4,910
Revolving credit facility	78,350	45,000
8% convertible debentures	38,975	38,613
Notes payable and other bank loans	5,065	5,206
	122,924	93,729
Obligations under capital leases	1,722	1,725
	124,646	95,454
Less:
Revolving credit facility	78,350	45,000
Short-term debt	534	4,910
Current portions	1,129	1,177
Long term portion	$44,633	$44,367

Short-term debt represents the swing line under the revolving credit facility and outstanding checks at the end of the reporting periods.

MDC Revolving Credit Facility

On September 22, 2004, MDC Partners Inc. and certain of its wholly-owned subsidiaries entered into a revolving credit facility with a syndicate of banks providing for borrowings of up to $100,000 (including swing-line advances of up to $10,000) maturing in September 2007 (the “Credit Facility”). At March 31, 2007, the maximum borrowing under the facility is $96,500, a reduction of $3,500 due to the sale of SPI. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. Based on the level of debt relative to certain operating results, the interest rates on loans are calculated by adding between 200 and 325 basis points on Eurodollar and Bankers Acceptance based interest rate loans, and between 50 and 175 basis points on all other loan interest rates. The provisions of the facility contain various covenants pertaining to a minimum ratio of debt to net income before interest, income taxes, depreciation and amortization (“EBITDA”), a maximum debt to capitalization ratio, the maintenance of certain liquidity levels and minimum shareholders’ equity levels. The facility restricts, among other things, the levels of capital expenditures, investments, distributions, dispositions and incurrence of other debt. The facility is secured by a senior pledge of the Company’s assets principally comprised of ownership interests in its subsidiaries and by a substantial portion of the underlying assets of the businesses comprising the Company’s Marketing Communications Group, the underlying assets being carried at a value represented by the total assets reflected on the Company’s consolidated balance sheet at March 31, 2007. At March 31, 2007 and December 31, 2006, the aggregate amount of swing line advances, plus outstanding checks (disclosed as “Short-term debt” in Current Liabilities on the balance sheet) was $534 and $4,910, respectively. At March 31, 2007, the unused portion of the total facility was $13,756.

The Company has classified the swing-line component of this revolving credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. This component, reflected as short-term debt on the balance sheet, is classified as a current liability in accordance with EITF 95-22 since the swing-line contains a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the swing-line and the entire credit facility is subject to subjective acceleration clauses. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, and management believes that no such conditions will exist over the next twelve months. The weighted average interest rate on these current portions of debt was 8.36% and 8.13% as of March 31, 2007 and December 31, 2006, respectively.

Since securing the Credit Facility on September 22, 2004, the Credit Facility has been amended nine times prior to December 31, 2006 and two additional times as follows:

On March 8, 2007, the Company amended its Credit Facility. Pursuant to such amendment, the lenders agreed to amend the restrictive covenants to permit the Company to make two proposed acquisitions that provide for up to $10 million in cash to be paid at closing.

On April 4, 2007, the Company further amended its Credit Facility. Pursuant to such amendment, the lenders agreed to permit the Company to have issued letters of credit with a maturity date of one year beyond the termination of the Credit Facility, provided that such letters of credit are cash collateralized no later then 20 days prior to maturity of the Credit Facility.

The Company is currently in compliance with all of the terms and conditions of its amended Credit Facility and management believes that, based on its current financial projections, the Company will be in compliance with its financial covenants until the currently scheduled expiration date of September 21, 2007.

As of March 31, 2007, and December 31, 2006, $3,563 and $2,414 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce MDC Partners Inc. indebtedness.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of C$14.00 ($12.13 as of March 31, 2007) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per C$1,000.00 ($866 as of March 31, 2007) principal amount of Debentures.

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

Notes Payable

In connection with the Zyman acquisition, the Company assumed a note payable in the original principal amount of $6,275. The note bears interest of 5.73% and is due on June 8, 2009. The balance of the note payable was $5,001 and $5,100 at March 31, 2007 and December 31, 2006, respectively. The note agreement is secured by an aircraft and related equipment with a net book value of $4,289 at March 31, 2007. In April 2007, this note was fully repaid and extinguished. See Note 14.

9.           Shareholders’ Equity

During the three months ended March 31, 2007 Class A share capital increased by $2,301, as the Company issued 687,981 Class A shares related to the exercise of stock options, vested restricted stock, and stock appreciation right awards. During the three months ended March 31, 2007 “Additional paid-in capital” decreased by $157, of which $1,692 related to an increase from stock-based compensation that was expensed during the same period, offset by a decrease of $1,849 related to the exercise of stock appreciation right awards.

In March 2007, the Company purchased 83,253 Class A shares for $660 from employees in connection with the required tax withholding resulting from the vesting of the restricted stock.

In May 2007 the Company issued 66,350 Class A shares, valued at $509 in connection with the settlement of an earn-out payment. Due to the contingent nature of this transaction, the Company has recorded the issuance of these shares as “Share capital to be issued”. See Note 14.

10.         Other Income (Expense)

	Three Months Ended March 31,
	2007	2006
Other income (expense)	$(175)	$107
Foreign currency transaction gain (losses)	(559)	46
Gain (loss) on sale/recovery of assets	—	408
	$(734)	$561

11.         Segmented Information

During the fourth quarter of 2006, the Company assessed its reportable operating segments and reclassified, Margeotes Fertitta Powell, LLC (“MFP”) from the Strategic Marketing Services (“SMS”) segment to the Specialized Communication Services segment, as MFP’s performance currently and for the foreseeable future is not consistent with the performance of the operating units in the SMS segment. The Company has recast its prior year disclosures to conform to the current year presentation. The Company reports in three segments plus corporate. The segments are as follows:

•
The Strategic Marketing Services (“SMS”) segment includes Crispin Porter & Bogusky, kirshenbaum bond + partners, Zyman Group LLC among others. This segment consists of integrated marketing consulting services firms that offer a complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•
The Customer Relationship Management (“CRM”) segment provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop a client’s customer base. This is accomplished using several domestic and two foreign-based customer contact facilities.

•
The Specialized Communication Services (“SCS”) segment includes all of the Company’s other marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

In March 2007, due to continued operating and client losses, the Company restructured MFP and as a result incurred a goodwill impairment charge of $4,475. In April 2007, the Company will incur an approximate $1,100 charge relating to severance and termination costs relating to this restructuring.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Three Months Ended March 31, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$70,563	$23,568	$25,400	$—	$119,531

Cost of services sold	42,754	16,998	18,803	—	78,555

Office and general expense	17,507	4,459	5,592	6,618	34,176

Depreciation and amortization	3,744	1,550	581	90	5,965

Goodwill impairment	—	—	4,475	—	4,475

Operating Profit/(Loss)	6,558	561	(4,051)	(6,708)	(3,640)

Other Income (Expense):
Other expense					(734)
Interest expense, net					(2,570)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(6,944)
Income tax recovery					2,488

Loss from continuing operations before equity in affiliates and minority interests					(4,456)
Equity in earnings (loss) of non-consolidated affiliates					(50)
Minority interests in income of consolidated subsidiaries	(3,716)	(14)	(561)	—	(4,291)

Net Loss					$(8,797)

Non cash stock based compensation	$249	$5	$3	$1,659	$1,916

Supplemental Segment Information:

Capital expenditures	$1,658	$1,435	$497	$47	$3,637
Goodwill and intangibles	$178,807	$29,643	$38,627	$—	$247,077

Total assets	$321,706	$66,026	$101,956	$14,705	$504,393

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$56,892	$18,906	$22,276	$—	$98,074

Cost of services sold	29,043	13,797	16,900	—	59,740

Office and general expenses	16,002	3,474	4,279	6,067	29,822

Depreciation and amortization	5,260	1,063	424	33	6,780

Operating Profit/(Loss)	6,587	572	673	(6,100)	1,732

Other Income (Expense):
Other income					561
Interest expense, net					(2,784)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(491)
Income tax recovery					570

Income from continuing operations before equity in affiliates and minority interests					79
Equity in earnings of non-consolidated affiliates					274
Minority interests in income of consolidated subsidiaries	(3,953)	(30)	(768)	—	(4,751)

Loss from continuing operations					(4,398)
Loss from discontinued operations					(734)

Net Loss					$(5,132)

Non cash stock based compensation	$220	$6	$2,338	$961	$3,525

Supplemental Segment Information:

Capital expenditures	$1,186	$3,568	$169	$98	$5,021

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2007	$98,354	$18,683	$2,494	$119,531
2006	$83,760	$13,033	$1,281	$98,074

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at March 31, 2007 would be expected to be owed in 2007.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2007 to 2013. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2007, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $122,738 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $25,537 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters.    Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2007 and 2006, these operations did not incur any costs related to damages resulting from hurricanes.

Guarantees. In connection with certain dispositions of assets and/or businesses in 2001, 2003 and 2006, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

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

For guarantees and indemnifications entered into after January 1, 2003, in connection with the sale of SPI and the Company’s investment in CDI, the Company has estimated the fair value of its liability, which was insignificant.

Legal Proceedings.    The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Commitments.    The Company has commitments to fund $448 in one investment fund over a period of up to two years. At March 31, 2007, the Company has issued $4,792 of undrawn outstanding letters of credit.

13.        New Accounting Pronouncements

 In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has adopted this interpretation, the adoption of which did not have a material effect on its financial statements.

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

14.      Subsequent Events

On April 4, 2007, the Company acquired a 59% membership interest in HL Group Partners LLC (“HL”).  The Company intends to use 8% of the membership interests purchased for purposes of entering into a profits interest arrangement with other key executives of HL, or “Gen II” management. Gen II management will also have liquidity rights based on any appreciation of value over the original purchase price attributable to the 8% profits interest. HL is a marketing strategy and corporate communications firm with a specialty in high end fashion and luxury goods. HL is expected to expand the Company’s creative talent within the Strategic Marketing Services segment. The purchase price consisted of $4,408 in cash and $1,000 was paid in the form of 128,550 newly-issued Class A shares of the Company.

On April 11, 2007, the Company made an earn-out payment in relation to the Company’s prior acquisition of Hello Design, LLC for $2,546. Of this amount, $2,037 was paid in cash and $509 was paid in the form of 66,350 newly-issued Class A shares of the Company, which were issued in May 2007.

On April 17, 2007, the Company sold the plane that was acquired in connection with the Zyman acquisition for consideration equal to $6,368. In connection with the sale, the Company repaid the loan relating to the plane in an amount equal to $5,001 and will record a gain on the sale of assets of approximately $1,846 in the second quarter of 2007.

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal will continue to provide services to the Company as its Chief Executive Officer. Mr. Nadal’s prior services agreement with the Company was scheduled to expire on October 31, 2007, subject to two-year annual renewals. If the Company were not going to enter into a new agreement with Mr. Nadal and did not intend to allow the prior agreement to renew, it would have been required to give Mr. Nadal notice of such non-renewal by April 30, 2007.

The Agreement has a three-year term with automatic one-year extensions. Pursuant to the Agreement, the base compensation for Mr. Nadal’s services will continue through 2007 at the current rate of $950, with annual increases of $25 in each of 2008 and 2009. The Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company will also make an annual cash payment of $500 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, grant equity incentives with a targeted grant-date value of up to 300% of his then current retainer.

As an incentive to enter into the Agreement, the Company paid a one-time non-renewal fee of $3,500 upon execution of the Agreement, which will be expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2,678 (C$3,000) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable will result in a one time recovery of $2,678, which will be included in operating income in the second quarter of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2007 means the period beginning January 1, 2007, and ending December 31, 2007).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2007 and 2006, and the financial condition of the Company as of March 31, 2007. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2006 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Marketing Communications Group

Through its operating “partners”, MDC provides advertising, consulting and specialized communication services to clients throughout the United States, Canada, Mexico and Europe.

The operating companies earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 “Significant Accounting Policies” of the notes to the consolidated financial statements.

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

We monitor these costs referred to above on a percentage of revenue basis. Cost of services sold tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.

Certain Factors Affecting Our Business

Acquisitions and Dispositions. MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into acquisition and disposal transactions during the 2006 to 2007 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the consolidated financial statements.

Foreign Exchange Fluctuations. MDC’s financial results and competitive position are primarily affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange.”

Seasonality. Historically, with some exceptions, the fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Other important factors that could affect our results of operations are set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.

Summary of Key Transactions

Sale of Secure Products International

On November 14, 2006, MDC completed the sale of its Secure Products International Group for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the Secure Products International Group. During 2006, the Company recorded an impairment loss of $19.5 million and a gain on a sale of $1.8 million. The results of operations of the Secure Products International Group have been included in discontinued operations for the three months ended March 31, 2006.

Results of Operations:
For the Three Months Ended March 31, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$70,563	$23,568	$25,400	$—	$119,531

Cost of services sold	42,754	16,998	18,803	—	78,555

Office and general expenses	17,507	4,459	5,592	6,618	34,176

Depreciation and amortization	3,744	1,550	581	90	5,965

Goodwill impairment	—	—	4,475	—	4,475

Operating Profit/(Loss)	6,558	561	(4,051)	(6,708)	(3,640)

Other Income (Expense):
Other expense					(734)
Interest expense, net					(2,570)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(6,944)
Income tax recovery					2,488

Loss from continuing operations before equity in affiliates and minority interests					(4,456)
Equity in earnings (loss) of non-consolidated affiliates					(50)
Minority interests in income of consolidated subsidiaries	(3,716)	(14)	(561)	—	(4,291)

Net loss					$(8,797)

Non cash stock based compensation	$249	$5	$3	$1,659	$1,916

Results of Operations:
For the Three Months Ended March 31, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$56,892	$18,906	$22,276	$—	$98,074

Cost of services sold	29,043	13,797	16,900	—	59,740

Office and general expenses	16,002	3,474	4,279	6,067	29,822

Depreciation and amortization	5,260	1,063	424	33	6,780

Operating Profit/(Loss)	6,587	572	673	(6,100)	1,732

Other Income (Expense):
Other income					561
Interest expense, net					(2,784)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(491)
Income tax recovery					570

Income from continuing operations before equity in affiliates and minority interests					79
Equity in earnings of non-consolidated affiliates					274
Minority interests in income of consolidated subsidiaries	(3,953)	(30)	(768)	—	(4,751)

Loss from continuing operations					(4,398)
Loss from discontinued operations					(734)

Net Loss					$(5,132)

Non cash stock based compensation.	$220	$6	$2,338	$961	$3,525

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue was $119.5 million for the first quarter of 2007, representing an increase of $21.4 million or 21.9%, compared to revenue of $98.1 million in the first quarter of 2006. This revenue increase relates primarily to organic growth of $16.6 million, primarily resulting from net new business wins and additional revenues from existing clients in the United States. In addition, there was an increase of $4.9 million related to the consolidation of three entities in the first quarter of 2007 that were previously accounted for on the equity method of accounting in the first quarter of 2006 and acquisitions.

Operating loss for the first quarter of 2007 was $3.6 million, compared to an operating profit of $1.7 million for the same quarter of 2006. The decrease in operating profit was primarily the result of an operating loss of $4.1 million in the Specialized Communication Services segment as compared to an operating profit of $0.7 million in the prior year quarter. This operating loss of $4.1 million for the quarter ended March 31, 2007 was due primarily to a goodwill impairment charge of $4.5 million. Included in operating profits in 2006 was a termination payment of $4.5 million received in connection with the loss of a significant client. In addition, corporate operating expenses increased by $0.6 million to $6.7 million during the quarter ended March 31, 2007 from $6.1 million during the quarter ended March 31, 2006, primarily due to increased non-cash stock based compensation.

The net loss for the first quarter of 2007 increased from $5.1 million in 2006 to $8.8 million in 2007, primarily the result of the operating loss discussed above, which was partially offset by a decrease in income attributable to minority interests of $0.5 million.

Marketing Communications Group

Revenues for the first quarter of 2007 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $119.5 million compared to $98.1 million in the first quarter of 2006, representing an increase of $21.4 million or 21.9%.

The components of revenue growth for the Marketing Communications Group, for the first quarter of 2007 are shown in the following table:

	Revenue
	(in thousands)%
Three months ended March 31, 2006	$98,074
Organic	16,625	17.0%
Acquisitions and effect of accounting change	4,943	5.0%
Foreign exchange impact	(111)	(0.1)%
Three months ended March 31, 2007	$119,531	21.9%

The Marketing Communications Group had organic revenue growth of $16.6 million, or 17.0%, for the first quarter of 2007, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the United States. The consolidation of three entities in the first quarter of 2007, which were previously accounted for under the equity method of accounting in the first quarter of 2006, accounted for $4.8 million of the increase. Acquisitions accounted for $0.1 million of revenue growth in the first quarter of 2007. In addition, a strengthening of the U.S. dollar versus the Canadian dollar during the first quarter of 2007, as compared to the first quarter of 2006, resulted in decreased revenues of approximately $0.1 million.

The percentage of revenue by geographic region remained relatively consistent with the prior year quarter and is demonstrated in the following table:

	Revenue
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
US	82%	85%
Canada	16%	13%
UK and other	2%	2%

The operating profit of the Marketing Communications Group for the first quarter of 2007 decreased by approximately $4.7 million, or 60.8%, to $3.1 million from $7.8 million. Operating margins were 2.5% for 2007 as compared to 8.0% for the first quarter of 2006. A goodwill impairment charge of $4.5 million accounted for 3.7% of the decrease in operating margin. Included in operating profits in 2006 was a termination payment of $4.5 million received in connection with the termination by a client of their engagement with a subsidiary of the Company. Staff costs as a percentage of revenues (including the above noted termination payment) increased from 50.0% in 2006 to 50.4% in 2007. In addition, occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units also increased.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the first quarter of 2007 were $70.6 million compared to $56.9 million in the first quarter of 2006. This increase of $13.7 million or 24.0% included organic revenue growth of approximately $11.3 million resulting from new client business wins which was partially offset by client losses. In December 2005, one of the SMS’ businesses client’s terminated their engagement, and as a result, that business received $4.5 million in termination payments during the first quarter of 2006.  In addition, revenue also increased by $2.3 million relating to the consolidation of two entities previously accounted for on the equity basis, Zig Inc. and Mono Advertising, LLC .

The operating profit of SMS for the first quarter of 2007 and 2006 was $6.6 million, while operating margins were 9.2% for the first quarter of 2007 as compared to 11.6% in the first quarter of 2006. The decrease in operating margin was primarily attributable to a termination payment noted above. Excluding the receipt of this payment, 2006 operating income would have been $2.1 million with operating margins of 3.7%. Total staff costs as a percentage of revenue increased from 55.5% in 2006 to 59.0% in 2007. Excluding the termination payment, staff costs as a percentage of revenue in 2006 would have been 60.0%. Office and general expenses increased due to additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units. Depreciation and amortization decreased as certain intangibles resulting from the Zyman acquisition were fully amortized during 2006.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the first quarter of 2007 were $23.6 million, an increase of $4.7 million or 24.7% compared to the $18.9 million reported for the first quarter of 2006. This growth was entirely organic and was due primarily to additional business from existing clients, in part as a result of opening three additional customer care centers during 2006, offset by the closure of one customer care center.

The operating profit of CRM was approximately $0.6 million for both the first quarter of 2007 and 2006. Operating margins were 2.4% for the first quarter of 2007 as compared to 3.0% in the first quarter of 2006. The decrease in operating margin was primarily due to an increase in depreciation and amortization. Depreciation and amortization increased as a percent of revenue from 5.6% in 2006 to 6.6% in 2007, due to the opening of three new customer care centers during 2006.

Specialized Communications Services (“SCS”)

SCS generated revenues of $25.4 million for the first quarter of 2007, $3.1 million or 13.9% higher than revenue of $22.3 million in the first quarter of 2006. This increase was primarily due to revenue of $2.5 million relating to the consolidation of an entity previously accounted for on the equity basis, Accumark Communications, Inc. In addition, revenue increased by $0.7 million relating to organic growth as a result of new business wins offset by the loss of several significant clients, primarily at MFP.

The operating profit of SCS decreased by $4.7 million to an operating loss of $4.0 million in the first quarter of 2007, from an operating profit of $0.7 million in the first quarter of 2006. This decrease was due primarily to a goodwill impairment charge of $4.5 million as well as an increase in total staff costs as a percentage of revenue from 50.8% in the first quarter of 2006 to 53.3% in the first quarter of 2007. The 50.8% of staff costs as a percentage of revenue in 2006 excludes a non-cash stock based compensation charge of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC during the first quarter of 2006. The increase in staff costs ratio is primarily a result of the revenues of the lost clients noted above.

Corporate

Operating expenses for the first quarter of 2007 increased by $0.6 million to $6.7 million from $6.1 million in the prior year quarter. The increase in corporate expenses is primarily due to increased non-cash stock based compensation expense from $1.0 million in 2006 to $1.7 million in 2007.

 Net Interest Expense

Net interest expense for the three months ended March 31, 2007 was $2.6 million, $0.2 million lower than the $2.8 million incurred during the same period of 2006. Interest expense decreased $0.2 million in the three months ended March 31, 2007 compared to the same period of 2006 due to lower average outstanding debt in 2007. Interest income was $0.2 million for the three months ended March 31, 2007 as compared to $0.1 in the same period of 2006.

Other Income (Expense)

Other income (expense) increased to $0.7 million expense in the first quarter of 2007 from other income of $0.6 million in the first quarter of 2006, due primarily to an increase in foreign currency transaction losses of $0.6 million in 2007 as compared to income of $0.05 in 2006. In addition, during the three months ended March 31, 2006, the Company recognized a gain on the sale of assets of $0.4 million. .

Income Tax Recovery

The income tax recovery recorded in the first quarter of 2007 was $2.5 million as compared to $0.6 million in the first quarter of 2006. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest income which is not subject to tax and non-deductible non-cash stock based compensation charges in both the 2007 and 2006 first quarter.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority interest holders are responsible for taxes on their share of the profits.

Minority Interests

Minority interest in income of consolidated subsidiaries was $4.3 million for the first quarter of 2007, down $0.5 million from the $4.8 million of minority interest in income of consolidated subsidiaries incurred during the first quarter of 2006, due primarily to the decrease in profitability in the SMS and SCS operating segments.

Discontinued Operations

Loss from discontinued operations was $0.7 million for the first quarter of 2006 and relates to the operations of SPI, which was sold in 2006.

 Net Loss

As a result of the foregoing, the net loss recorded for the first quarter of 2007 was $8.8 million, or a loss of $ (0.36) per diluted share, compared to the net loss of $5.1 million, or $ (0.22) per diluted share, reported for the first quarter of 2006.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2007	As of and for the three months ended March 31, 2006	As of and for the year ended December 31, 2006
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$4,786	$5,298	$6,591
Working capital (deficit)	$(104,510)	$(102,208)	$(105,039)
Cash from operations	$(26,275)	$9,015	$39,705
Cash from investing	$(4,053)	$(8,078)	$(14,315)
Cash from financing	$28,601	$(8,637)	$(31,597)
Long-term debt to shareholders’ equity ratio	0.39	0.32	0.37
Fixed charge coverage ratio	N/A	N/A	1.31
Fixed charge coverage deficiency	$6,944	31	N/A

As of March 31, 2007, and December 31, 2006, $3.6 million and $2.4 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness.

Working Capital

At March 31, 2007, the Company had a working capital deficit of $104.5 million compared to a deficit of $105.0 million at December 31, 2006. The increase in working capital is primarily due to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets.

Included in current liabilities is the outstanding borrowings under the Credit Facility of $78.4 million, and $45.0 million as of March 31, 2007 and December 31, 2006, respectively. See Long-term Debt below.

The Company intends to maintain sufficient availability of funds under the Credit Facility at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow used in operations, including changes in non-cash working capital, for the three months ended March 31, 2007 was $26.3 million. This was attributable primarily to a net operating loss of $8.8 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $34.0 million, an increase in prepaid and other current assets of $3.8 million and an increase in expenditures billable to clients of $14.2 million. This use of cash was partially offset by depreciation and amortization, a goodwill impairment charge and non-cash stock compensation of $12.7 million and an increase of advance billings to clients of $21.8 million. Cash provided by continuing operations was $8.0 million in the three months ended March 31, 2006 and was primarily reflective of a net loss from continuing operations of $4.4 million plus non-cash depreciation and amortization of $7.2 million, non-cash stock based compensation of $3.3 million and cash flows from non-cash working capital of $3.8 million. Discontinued operations provided cash of $1.0 million in the three months ended March 31, 2006.

Investing Activities

Cash flows used in investing activities were $4.1 million for the three months ended March 31, 2007, compared with $8.1 million in the three months ended March 31, 2006.

Expenditures for capital assets in the three months ended March 31, 2007 were $3.6 million. Of this amount, $1.7 million was incurred by the SMS segment, $1.4 million was incurred by the CRM segment and $0.5 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements. In the three months ended March 31, 2006, capital expenditures totaled $5.0 million, of which $1.2 million was incurred by the SMS segment, $3.6 million was incurred by the CRM segment and $0.2 million was incurred by the SCS segment, which expenditures consisted primarily of leasehold improvements of computer and switching equipment and $0.1 million related to the purchase of corporate assets.

Cash flow used in acquisitions was $0.4 million in the three months ended March 31, 2007 and primarily related to the Company’s investment in Iradesso Communications Corp. In the three months ended March 31, 2006, cash flow used in acquisitions was $2.7 million and related to the settlement of put options and earn-out payments within the Marketing Communications Group.

Distributions received from non-consolidated affiliates amounted to $0.5 million for the three months ended March 31, 2006.

Discontinued operations used cash of $0.8 million in 2006 relating to capital asset purchases.

Financing Activities

During the three months ended March 31, 2007, cash flows provided by financing activities amounted to $28.6 million, and primarily consisted of $33.4 million of proceeds from the Credit Facility, which was partially offset by $4.7 million of net repayments of long-term debt and bank borrowings. During the three months ended March 31, 2006, cash flows used in financing activities amounted to $8.6 million, and consisted primarily of repayments of the Credit Facility of $7.1 million and repayments of long-term debt and bank debt of $1.8 million.

Discontinued operations used cash of $0.3 million in 2006, relating to payments under capital leases.

Long-Term Debt

 Long-term debt (including the current portion of long-term debt) as of March 31, 2007 was $124.1 million, an increase of $33.6 million compared with the $90.5 million outstanding at December 31, 2006. The increase was primarily the result of borrowings under the Credit Facility due primarily to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets.

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

On March 8, 2007, the Company further amended its Credit Facility. Pursuant to such amendment, the lenders agreed to amend the restrictive covenants to permit the Company to make two proposed acquisitions that provide for up to $10 million in cash to be paid at closing.

On April 4, 2007, the Company further amended its Credit Facility. Pursuant to such amendment, the lenders agreed to permit the Company to have issued letters of credit with a maturity date of one year beyond the termination of the Credit Facility, provided that such letters of credit are cash collateralized no later then 20 days prior to maturity of the Credit Facility.

The Company is currently in compliance with all of the terms and conditions of its Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants until maturity of the Credit Facility on September 21, 2007.

If the Company loses all or a substantial portion of its lines of credit under the Credit Facility, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected. The Company is currently in negotiations to refinance its Credit Facility, and expects to complete such refinancing prior to September 21, 2007. However, there can be no assurance that the Company will be able to complete such negotiations to refinance its Credit Facility in a timely manner.

Pursuant to the Credit Facility, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum liquidity, (iv) minimum net worth, and (v) limitations on capital expenditures, in each case as such term is specifically defined in the Credit Facility. For the period ended March 31, 2007, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

March 31, 2007
Total Debt Ratio	2.89 to 1.0
Maximum per covenant	3.00 to 1.0

Fixed Charges Ratio	1.61 to 1.0
Minimum per covenant	1.25 to 1.0

Minimum Liquidity	$15.0 million
Minimum per covenant	$12.7 million

Net Worth	$136.0 million
Minimum per covenant	$132.0 million

The total Debt Ratio covenant under the Credit Facility will be as follows: June 30, 2007 - 2.75 to 1.00. The minimum Fixed Charges Ratio covenant under the Credit Facility will be as follows: June 30, 2007 - 1.25 to 1.00.

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as noncompliance with such covenants could have a material adverse effect on the Company.

Capital Resources

At March 31, 2007 the Company had utilized approximately $82.7 million of its Credit Facility in the form of drawings and letters of credit. Cash and drawn available bank credit facilities to support the Company’s future cash requirements, as at March 31, 2007 was approximately $13.8 million.

The Company expects to incur approximately $11 million of capital expenditures during 2007. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Facility and, if required, by raising additional funds through the incurrence of bridge or other debt (which may include or require further amendments to the Credit Facility) or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Credit Facility, and refinancings thereof, will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth, the Company may need to obtain additional financing in the form of debt and/or equity financing upon fluctuations in working capital.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At March 31, 2007, there was $2.0 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $2.5 million of additional deferred purchase obligations could be triggered during 2007 or thereafter, including approximately $0.4 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2007 to 2013. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2007, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $122.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $25.5 million by the issuance of the Company’s Class A subordinate voting shares. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its credit facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $9.5 million of the estimated $122.7 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $20.0 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2007	2008	2009	2010	2011 & Thereafter	Total
	($ Millions)
Cash	$8.5	$29.2	$12.5	$32.6	$14.4	$97.2
Shares	1.0	7.8	3.8	8.9	4.0	25.5
	$9.5	$37.0	$16.3	$41.5	$18.4	$ 122.7	(1)
Operating income before depreciation and amortization to be received(2)	$1.9	$9.7	$1.5	$3.4	$3.5	$20.0
Cumulative operating income before depreciation and amortization(3)	$1.9	$11.6	$13.1	$16.5	(5)

(1)
Of this, approximately $43.3 million has been recognized in Minority Interest on the Company’s balance sheet as of September 22, 2004 in conjunction with the consolidation of CPB as a variable interest entity.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2006 and first quarter 2007 operating results. This amount represents amounts to be received in the year the put is exercised.

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

Estimates. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “US GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred income tax assets, stock-based compensation, and the reporting of variable interest entities at the date of the financial statements. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.
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

The Company follows EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s businesses at times act as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows EITF No. 01-14 for reimbursement received of out-of-pocket expenses. This Issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbused expenses.

Acquisitions, Goodwill and Other Intangibles. A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. The Company incurred goodwill and intangible impairment charges of $4.5 million and $6.3 million in 2007 and 2006, respectively.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has adopted this interpretation, the adoption of which did not have a material effect on its financial statements.

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

•	the Company's ability to refinance its debt facilities prior to September 21, 2007;

•	the Company’s ability to retain and attract key employees;

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•	foreign currency fluctuations; and

•	risks arising from the Company’s historical stock option grant practices.

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

Debt Instruments. At March 31, 2007, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, US base rate, and Canadian bank prime rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $78.4 million, as of March 31, 2007, a 1.0% increase or decrease in the weighted average interest rate, which was 8.4% during the three months ended March 31, 2007, would have an interest impact of approximately $0.8 million annually.

Foreign Exchange. The Company conducts business in five currencies, the US dollar, the Canadian dollar, Jamaican dollar, the Mexican Peso and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Result of Operations”. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative, in order to mitigate the risk of currency fluctuations relating to interest payment obligations. The Swap contract provides for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. On June 22, 2006, the Company settled this Swap.

Item 4. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our President and Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving the Company’s control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no transactions occurring during the first quarter of 2007 in which the Company issued shares of its Class A subordinate voting shares that were not registered with the SEC. The Company purchased 83,253 Class A shares during the first three months of 2007 in connection with the satisfaction of tax withholding obligations for certain employees upon the vesting of financial performance-based restricted stock grants made in February 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1
Separation and Consulting Agreement between the Company and Stephen M. Pustil, dated as of January 12, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 16, 2007).*

10.2	Management Services Agreement relating to employment of Miles Nadal as Chief Executive Officer of the Company, dated April 27, 2007.*

10.3	Amendment No. 10 dated as of March 8, 2007, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.15.10 to the Company’s Form 10-K filed on March 16, 2007).

10.4	Amendment No. 11 dated as of April 4 2007, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2007).

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

99.1	List of the Company’s operating subsidiaries by reportable segments.*

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

May 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.1
Separation and Consulting Agreement between the Company and Stephen M. Pustil, dated as of January 12, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 16, 2007).*

10.2	Management Services Agreement relating to employment of Miles Nadal as Chief Executive Officer of the Company, dated April 27, 2007.*

10.3	Amendment No. 10 dated as of March 8, 2007, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.15.10 to the Company’s Form 10-K filed on March 16, 2007).

10.4	Amendment No. 11 dated as of April 4 2007, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2007).

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by President and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

99.1	List of the Company’s operating subsidiaries by reportable segments.*

* Filed electronically herewith.