Form 10-Q
period 2007-06-30
MDC PARTNERS INC
filed 2007-08-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of August 1, 2007 were: 25,373,980 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Services	$135,257	$100,138	$254,788	$198,211
Operating Expenses:
Cost of services sold (1)	87,817	60,900	166,372	120,641
Office and general expenses (2)	35,969	31,185	70,144	61,007
Depreciation and amortization	6,280	5,118	12,245	11,900
Goodwill impairment	—	—	4,475	—
	130,066	97,203	253,236	193,548

Operating profit	5,191	2,935	1,552	4,663

Other Income (Expense):
Other income (expense)	(1,033)	509	(1,767)	1,073
Interest expense	(3,768)	(1,996)	(6,491)	(4,894)
Interest income	1,075	144	1,228	258
	(3,726)	(1,343)	(7,030)	(3,563)

Income/(loss) from continuing operations before income taxes, equity in affiliates and minority interests	1,465	1,592	(5,478)	1,100
Income tax recovery	1,292	608	3,780	1,176

Income/(loss) from continuing operations before equity in affiliates and minority interests	2,757	2,200	(1,698)	2,276
Equity in earnings of non-consolidated affiliates	61	227	11	501
Minority interests in income of consolidated subsidiaries	(5,419)	(3,434)	(9,710)	(8,185)

Loss from continuing operations	(2,601)	(1,007)	(11,397)	(5,408)
Loss from discontinued operations	—	(9,496)	—	(10,228)
Net Loss	$(2,601)	$(10,503)	$(11,397)	$(15,636)

Loss Per Common Share:
Basic:
Continuing operations	$(0.11)	$(0.04)	$(0.46)	$(0.23)
Discontinued operations	—	(0.40)	—	(0.43)
Net Loss	$(0.11)	$(0.44)	$(0.46)	$(0.66)
Diluted:
Continuing operations	$(0.11)	$(0.04)	$(0.46)	$(0.23)
Discontinued operations	—	(0.40)	—	(0.43)
Net loss	$(0.11)	$(0.44)	$(0.46)	$(0.66)

Weighted Average Number of Common Shares Outstanding:
Basic	24,752,472	23,858,327	24,514,954	23,818,182
Diluted	24,752,472	23,858,327	24,514,954	23,818,182

(1)
Includes non cash stock-based compensation of $245 and $277 and $503 and $2,841, respectively, in each of the three month periods ended June 30, 2007 and 2006, and in each of the six month periods ended June 30, 2007 and 2006.

(2)
Includes non cash stock-based compensation of $1,308 and $1,530 and $2,966 and $2,491, respectively, in each of the three month periods ended June 30, 2007 and 2006, and in each of the six month periods ended June 30, 2007 and 2006.

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,359	$6,591
Accounts receivable, less allowance for doubtful accounts of $1,334 and $1,633	143,733	125,744
Expenditures billable to clients	19,655	28,077
Prepaid expenses	8,635	4,816
Other current assets	3,913	1,248
Total Current Assets	185,295	166,476
Fixed assets, at cost, less accumulated depreciation of $57,652 and $52,359	42,594	44,425
Investment in affiliates	861	2,058
Goodwill	207,924	203,693
Other intangibles assets, net	49,955	48,933
Deferred tax asset	13,563	13,332
Other assets	17,704	14,584
Total Assets	$517,896	$493,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$4,910
Revolving credit facility	—	45,000
Accounts payable	97,224	90,588
Accruals and other liabilities	62,853	75,315
Advance billings	52,039	51,804
Current portion of long-term debt	704	1,177
Deferred acquisition consideration	1,359	2,721
Total Current Liabilities	214,179	271,515
Revolving credit facility	22,215	—
Long-term debt	62,162	5,754
Convertible notes	42,238	38,613
Other liabilities	6,239	5,512
Deferred tax liabilities	1,148	1,140

Total Liabilities	348,181	322,534

Minority interests	48,125	46,553
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 24,890,833 and 23,923,522 shares issued in 2007 and 2006	189,203	184,698
Class B Shares, no par value, unlimited authorized, 2,502 shares issued in 2007 and 2006, each convertible into one Class A share	1	1
Share capital to be issued, 41,747 shares at June 30, 2007	346	—
Additional paid-in capital	27,421	26,216
Accumulated deficit	(98,011)	(86,614)
Treasury stock, at cost; 83,253 Class A shares at June 30, 2007	(660)	—
Stock subscription receivable	(373)	(643)
Accumulated other comprehensive income	3,663	756
Total Shareholders’ Equity	121,590	124,414
Total Liabilities and Shareholders’ Equity	$517,896	$493,501

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,397)	$(15,636)
Loss from discontinued operations	—	(10,228)
Loss from continuing operations	(11,397)	(5,408)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
Depreciation	7,525	5,480
Amortization of intangibles	4,720	6,420
Non-cash stock-based compensation	3,030	4,851
Goodwill impairment	4,475	—
Amortization of deferred finance charges	1,659	824
Deferred income taxes	(223)	(2,504)
Gain on sale of assets	(1,784)	—
Earnings of non-consolidated affiliates	(11)	(501)
Foreign exchange and other	4,466	(364)
Changes in non-cash working capital:
Accounts receivable	(15,851)	(14,605)
Expenditures billable to clients	8,735	(6,873)
Prepaid expenses and other current assets	(6,352)	(944)
Accounts payable, accruals and other liabilities	(6,497)	26,077
Advance billings	(1,344)	(846)
Cash flows provided by (used in) continuing operating activities	(8,849)	11,607
Discontinued operations	—	1,604
Net cash provided by (used in) operating activities	(8,849)	13,211
Cash flows from investing activities:
Capital expenditures	(7,464)	(11,297)
Acquisitions, net of cash acquired	(10,730)	(3,591)
Proceeds from sale of assets	7,544	557
Other investments	(203)	—
Distributions received from non-consolidated affiliates	—	392
Discontinued operations	—	(1,186)
Net cash used in investing activities	(10,853)	(15,125)
Cash flows from financing activities:
Decrease in bank indebtedness	(4,910)	(2,799)
Payments under old revolving credit facility	(45,000)	(2,000)
Proceeds from new revolving credit facility	22,215	—
Proceeds from term loan	60,000	—
Repayment of long-term debt	(5,550)	(767)
Deferred financing costs	(3,813)	—
Issuance of share capital	514	385
Proceeds from stock subscription receivable	270	150
Purchase of treasury shares	(660)	—
Discontinued operations	—	(521)
Net cash provided by (used in) financing activities	23,066	(5,552)
Effect of exchange rate changes on cash and cash equivalents	(596)	(275)
Net increase (decrease) in cash and cash equivalents	2,768	(7,741)
Cash and cash equivalents at beginning of period	6,591	12,923
Cash and cash equivalents at end of period	$9,359	$5,182

Supplemental disclosures:
Cash paid to minority partners	$12,268	$11,091
Cash income taxes paid	$1,046	$859
Cash interest paid	$5,301	$4,746
Non-cash transactions:
Share capital issued on acquisitions	$2,150	$4,459
Capital leases	$1,510	$—
Note receivable exchanged for shares in subsidiary	$—	$1,155

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

On November 14, 2006, the Company completed the sale of its Secure Products International Group ("SPI") and accordingly has reclassified its 2006 financial results to reflect SPI as discontinued operations.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk as no client accounted for more than 10% of accounts receivable at June 30, 2007 and December 31, 2006. However, one client accounted for approximately 14.4% and 14.8% of revenue for the three and six months ended June 30, 2007, respectively, and 16.9% and 15.1% of revenue for the three and six months ended June 30, 2006, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at June 30, 2007 and December 31, 2006, is approximately $174 and $172, respectively, of cash restricted as to its use by the Company.

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

On June 1, 2007, the Company’s shareholders approved an additional 1,000,000 authorized Class A shares to be added to the Company’s 2005 Stock Incentive Plan for a total of 3,000,000 authorized Class A shares.

In March 2007, the Company issued 165,114 Class A shares of financial performance-based restricted stock, and 388,615 financial performance-based restricted stock units, to its employees under the 2005 Stock Incentive Plan. The Class A shares underlying each grant of restricted stock or restricted stock units will vest at 66% based upon achievement by the Company of specified financial performance criteria in 2007, 2008 and 2009. The remaining 34% will vest on the third anniversary date of grant, subject to acceleration if certain financial performance targets are achieved in 2007 and 2008. Based on the Company’s expected financial performance in 2007, the Company currently believes that 34% of the 2007 financial performance-based awards to employees will vest on March 15, 2008. Accordingly, the Company will be recording a non-cash stock based compensation charge of $1,957 from the date of grant through March 15, 2008.

For the six months ended June 30, 2007, the Company has recorded a $603 charge relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. The 165,114 Class A shares of restricted stock granted to employees are included in the Company’s calculation of Class A shares outstanding as of June 30, 2007.

3.           Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(2,601)	$(1,007)	$(11,397)	$(5,408)
Effect of dilutive securities:	—	—	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(2,601)	$(1,007)	$(11,397)	$(5,408)
Denominator
Denominator for basic loss per common share - weighted average common shares	24,752,472	23,858,327	24,514,954	23,818,182
Effect of dilutive securities:	—	—	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	24,752,472	23,858,327	24,514,954	23,818,182
Basic loss per common share from continuing operations	$(0.11)	$(0.04)	$(0.46)	$(0.23)
Diluted loss per common share from continuing operations	$(0.11)	$(0.04)	$(0.46)	$(0.23)

The 8% convertible debentures, options and other rights to purchase 7,820,816 shares of common stock, which includes 1,001,729 shares of non-vested restricted stock, were outstanding during the three and six months ended June 30, 2007, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three and six months ended June 30, 2006, the 8% convertible debentures, options and other rights to purchase 8,928,870 shares of common stock, which includes 263,500 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.            Acquisitions

2007 Acquisitions

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. Redscout is expected to expand the Company’s strategic consultancy services within the Strategic Marketing Services segment. The purchase price consisted of $3,860 in cash and $640 was paid in the form of 76,340 newly issued Class A shares of the Company. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008. In addition, the Company incurred approximately $13 of transaction related costs for a total purchase price of $4,513. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in intangible assets of $3,737 and is based on preliminary estimates of fair values and certain assumptions that the Company believes are reasonable and will be adjusted in a subsequent period based upon the finalization of such estimates and assumptions. The excess purchase price over the net assets acquired is tax deductible in future years.

On May 1, 2007, the Company’s 70.1% owned subsidiary, Northstar Research Holdings USA LP, acquired a 51% membership interest in Trend Core LLC (“TC”).  TC is a qualitative research firm with a specialty in the understanding of the merger of cultural trends and consumer needs with product innovation. TC is expected to expand the Company’s research capabilities within the Specialized Communication Services segment. The purchase price consisted of $103 in cash and related closing costs. In addition, the Company may be required to pay up to an additional $900 in cash to the sellers if TC achieves specified financial targets at certain specified times over the period ending April 30, 2011. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in an amortizable intangible asset of approximately $96 based on preliminary estimates of fair values and certain assumptions that the Company believes are reasonable and will be adjusted in a subsequent period based upon the finalization of such estimates and assumptions. The intangible is tax deductible in future years.

On April 4, 2007, the Company acquired a 59% membership interest in HL Group Partners LLC (“HL”).  The Company intends to use up to 8% of the membership interests acquired for purposes of entering into a profits interest arrangement with other key executives of HL, or “Gen II” management. Gen II management will also have liquidity rights based on any appreciation of value over the original purchase price attributable to the profits interest. HL is a marketing strategy and corporate communications firm with a specialty in high end fashion and luxury goods. HL is expected to expand the Company’s creative talent within the Strategic Marketing Services segment. The purchase price consisted of $4,788 in cash, of which $4,468 was paid at closing and $320 will be paid on April 4, 2008, and $1,000 was paid in the form of 128,550 newly-issued Class A shares of the Company. In addition, the Company incurred transaction costs of approximately $25 for a total purchase price of $5,813. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $2,826 and goodwill of $2,739 and is based on preliminary estimates of fair values and certain assumptions that the Company believes are reasonable and will be adjusted in a subsequent period based upon the finalization of such estimates and assumptions. The intangibles and goodwill are tax deductible in future years.

On February 2, 2007, the Company, through its subsidiary Bryan Mills Group Ltd. (“Bryan Mills”), acquired 100% of the issued and outstanding shares of Iradesso Communications Corp., a Canadian financial communications firm. This acquisition provides the Company an opportunity to expand its business, in terms of productive talent, service offerings and geographic presence. The purchase price for this transaction included a cash payment equal to $342 and the issuance of shares in Bryan Mills representing 11.85% of the equity ownership in Bryan Mills, valued at $815. The Company incurred transaction costs of $40 for a total purchase price of $1,197. This cost has been assigned to an intangible asset relating to the value of the new employment agreement with the former owner of Iradesso Communications Corp. and will be amortized over a five year term.

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

On February 15, 2006, Source issued 15% of its membership interests to certain members of management. The purchase price for these membership interests was $1,540, which consisted of $385 cash and recourse notes in an aggregate principal amount equal to $1,155. In addition, the purchaser also received a fully vested option to purchase an additional 5% of Source at an exercise price based upon the price paid above. This call option was exercised by the management members in October 2006. An amended and restated LLC agreement was entered into with these new members. The agreement also provides these members with an option to put to the Company these membership interests from December 2008-2012. During the quarter ended March 31, 2006, the Company recorded a non-cash stock based compensation charge of $2,338 relating to the price paid for the membership interests, which was less than the fair value of such membership interests and the fair value of the option granted. The 5% call option exercise resulted in a dilution loss of $626 and reduced the Company’s equity ownership in Source down to 80%.

On July 1, 2006, the Company and Mono Advertising, LLC amended its operating agreement to eliminate certain governance limitations that the Company had on its ability to exercise control of Mono Advertising, LLC. Effective July 1, 2006 the Company has consolidated Mono Advertising, LLC, which had previously been accounted for under the equity method.

On July 27, 2006, the Company settled a put option obligation for a fixed amount equal to $1,492, relating to the purchase of 4.3% of additional equity interests of Accent Marketing, LLC. The settlement of this put was satisfied by a cash payment of $424, plus the cancellation of an outstanding promissory note to the Company in a principal amount equal to $1,068. The purchase price was allocated as follows: $403 to identified intangibles, amortized over eight years and the balance of $1,089 as additional goodwill. The goodwill and intangibles are deductible for tax purposes. Following this transaction, the Company now owns 93.7% of Accent Marketing, LLC.

On November 14, 2006, the Company purchased an additional 20% interest in Northstar Research Partners Inc. (“Northstar”) for $3,405 in cash, increasing the Company’s ownership interest in Northstar to 70%. This transaction resulted in an allocation of the purchase price to goodwill of $2,989 and identifiable intangible assets of $415. In February 2007, Northstar acquired an additional 18% of Northstar Research (UK) Limited for approximately $27. This cost has been assigned to goodwill. Northstar now owns 82% of Northstar Research (UK) Limited.

On November 14, 2006, the Company through its subsidiary Zig Inc. purchased a 65% interest in Hadrian’s Wall Advertising, LLC for $550. Hadrian’s Wall Advertising, LLC is a creative advertising firm that was acquired to facilitate the expansion of the Zig Canada business into the US market. In addition the Company purchased an additional 0.2% of Zig Inc. for cash of $18 and 30,000 of the Company’s Stock Appreciation Rights (“SARs”), valued at $104 increasing the Company’s ownership interest in Zig, Inc. to 50.1%. The purchase price was allocated to goodwill of $18 and the value of the SARs was considered to be compensation expense and will be amortized over the vesting period of the SARs. Effective November 17, 2006, as a result of the additional share purchase, the Company has consolidated Zig Inc., which had previously been accounted for under the equity method.

On December 15, 2006, the Company and Accumark Communications Inc. amended its operating agreement to eliminate certain minority rights. As a result of this amendment, effective December 15, 2006, the Company has consolidated Accumark Communications Inc., which had previously been accounted for under the equity method.

5.            Accrued and Other Liabilities

At June 30, 2007 and December 31, 2006, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $8,497 and $11,129, respectively.

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

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of approximately $27,000. Consideration was received in the form of cash of $20,000 and five additional annual payments of $1,000. In addition, the Company received a 7.5% equity interest in the newly formed entity acquiring SPI. The Company had initially recorded the present value of the five additional payments of $3,724 as Other Assets. In July 2007, the Company received an accelerated payment of $2,000 representing amounts originally due in 2010 and 2011. As a result of the receipt of this payment, the Company recorded interest income of $733 for the three and six months ended June 30, 2007. Also included in Other Assets is the estimated value of the 7.5% equity interest received of $1,924. The results of operations of SPI during the three and six months ended June 30, 2006 was a loss of $9,496 and $10,228, respectively. Included in such losses is an impairment charge of approximately $7,900, which was based on the estimated net proceeds from the sale of SPI.

Based on the net proceeds and average borrowing rate, the Company has allocated interest expense to discontinued operations of $348 and $664 for the three and six months ended June 30, 2006, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2006 was the following:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue	$17,372	$35,939
Depreciation expense and impairment charge	$9,065	$10,189

Operating loss	$(8,364)	$(8,740)
Other expense	$(1,179)	(1,463)
Income tax (expense) recovery	$47	(25)
Net loss from discontinued operations	$(9,496)	$(10,228)

7.           Comprehensive Loss

Total comprehensive loss and its components were:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss for the period	$(2,601)	$(10,503)	$(11,397)	$(15,636)
Foreign currency cumulative translation adjustment	$2,371	$1,379	$2,907	$1,254
Comprehensive loss for the period	$(230)	$(9,124)	$(8,490)	$(14,382)

8.           Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	June 30, 2007	December 31, 2006
Short-term debt	$—	$4,910
Revolving credit facility	22,215	45,000
8% convertible debentures (1)	42,238	38,613
Term loan	60,000	—
Notes payable and other bank loans	—	5,206
	124,453	93,729
Obligations under capital leases	2,866	1,725
	127,319	95,454
Less:
Revolving credit facility	—	45,000
Short-term debt	—	4,910
Current portions	704	1,177
Long term portion	$126,615	$44,367

Short-term debt represents outstanding checks at the end of the reporting periods.

(1) The 8% convertible debentures are due and payable in Canadian dollars and as such the balance due will fluctuate with foreign currency movements.

New Financing Agreement

On June 18, 2007, MDC Partners Inc. (the “Company”) and its material subsidiaries entered into a new $185,000 senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. This facility replaced the Company’s existing $96,500 credit facility that was originally expected to mature on September 21, 2007. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's existing credit facility. All of these repaid credit facilities have been terminated.

The new Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points.

The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

At June 30, 2007 and December 31, 2006, the aggregate amount of outstanding checks (disclosed as “Short-term debt” in Current Liabilities on the balance sheet) was zero and $4,910, respectively. At June 30, 2007, the unused portion of the total facility was $97,447.

The Company has classified the revolving credit facility of the Financing Agreement as a long term liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders under the Financing Agreement, and management believes that no such conditions will exist over the next twelve months. The weighted average interest rate on the outstanding debt under the Financing Agreement was 9.54% at June 30, 2007. The weighted average interest rate on the prior credit facility was 8.13% at December 31, 2006.

As of June 30, 2007, and December 31, 2006, $6,250 and $2,414 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce the Company’s indebtedness.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of C$14.00 ($13.14 as of June 30, 2007) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per C$1,000.00 ($939 as of June 30, 2007) principal amount of Debentures.

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

  9.          Shareholders’ Equity

During the six months ended June 30, 2007, Class A share capital increased by $4,505, as the Company issued 695,981 Class A shares related to the exercise of stock options, vested restricted stock, and stock appreciation right awards. Additionally, during the six months ended June 30, 2007, the Company issued 271,330 Class A shares, valued at $2,150 in connection with acquisitions and the settlement of a deferred acquisition consideration payment. During the six months ended June 30, 2007 “Additional paid-in capital” increased by $1,205, of which $3,030 related to an increase from stock-based compensation that was expensed during the same period, offset by a decrease of $1,812 related to the exercise of stock appreciation right awards and $13 related to the resolution of a contingency based on the Company’s share price relating to a previous acquisition.

In March 2007, the Company purchased 83,253 Class A shares for $660 from employees in connection with the required tax withholding resulting from the vesting of restricted stock.

10.          Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other income (expense)	$6	$—	$(161)	$128
Foreign currency transaction gain (losses) (b)	(2,882)	255	(3,441)	300
Gain on sale/recovery of assets (a)	1,843	254	1,835	645
	$(1,033)	$509	$(1,767)	$1,073

(a) On April 17, 2007, the Company sold the plane that was acquired in connection with the Zyman acquisition for consideration equal to $6,368. In connection with the sale, the Company repaid the loan relating to the plane in an amount equal to $5,001 and recorded a gain on the sale of $1,846.

(b) During the three and six months ended June 30, 2007, the Company has recorded unrealized foreign currency transaction losses of approximately $2,489 and $2,893, respectively, representing the weakening in US dollar compared to the Canadian dollar primarily on its intercompany balances. For the three and six months ended June 30, 2006, the Company had recorded unrealized foreign currency transaction gains of approximately $441 and $498, respectively, representing the strengthening in the US dollar compared to the Canadian dollar primarily on its intercompany balances.

11.         Segmented Information

During the fourth quarter of 2006, the Company assessed its reportable operating segments and reclassified Margeotes Fertitta Powell, LLC (“MFP”) from the Strategic Marketing Services (“SMS”) segment to the Specialized Communication Services segment, as MFP’s performance currently and for the foreseeable future is not consistent with the performance of the operating units in the SMS segment. The Company has recast its prior year disclosures to conform to the current year presentation. The Company reports in three segments plus corporate. The segments are as follows:

•
The Strategic Marketing Services (“SMS”) segment includes Crispin Porter & Bogusky, kirshenbaum bond + partners, and Zyman Group LLC, among others. This segment consists of integrated marketing consulting services firms that offer a complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

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

 In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating business and as a result incurred a goodwill impairment charge of $4,475. During the three and six months ended June 30, 2007, the Company incurred operating losses, excluding the goodwill impairment charge, of $2,276 and $3,439, respectively, relating to MFP.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$78,445	$25,681	$31,131	$—	$135,257

Cost of services sold	46,323	18,873	22,621	—	87,817

Office and general expense	18,820	4,746	5,930	6,473	35,969

Depreciation and amortization	3,853	1,530	802	95	6,280

Operating Profit/(Loss)	9,449	532	1,778	(6,568)	5,191

Other Income (Expense):
Other expense, net					(1,033)
Interest expense, net					(2,693)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,465
Income tax recovery					1,292

Income from continuing operations before equity in affiliates and minority interests					2,757
Equity in earnings of non-consolidated affiliates					61
Minority interests in income of consolidated subsidiaries	(4,250)	(13)	(1,156)		(5,419)

Net Loss					$(2,601)

Supplemental Segment Information:
Non cash stock based compensation	$242	$—	$3	$1,308	$1,553
Capital expenditures	$1,828	$1,080	$798	$121	$3,827
Goodwill and intangibles	$186,925	$29,517	$41,437	$—	$257,879
Total assets	$330,559	$67,233	$101,841	$18,263	$517,896

Three Months Ended June 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$55,634	$20,906	$23,598	$—	$100,138

Cost of services sold	29,345	15,609	15,946	—	60,900

Office and general expenses	16,131	3,859	4,875	6,320	31,185

Depreciation and amortization	3,493	1,125	437	63	5,118

Operating Profit/(Loss)	6,665	313	2,340	(6,383)	2,935

Other Income (Expense):
Other income					509
Interest expense, net					(1,852)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,592
Income tax recovery					608

Income from continuing operations before equity in affiliates and minority interests					2,200
Equity in earnings of non-consolidated affiliates					227
Minority interests in income of consolidated subsidiaries	(2,723)	(8)	(703)	—	(3,434)

Loss from continuing operations					(1,007)
Loss from discontinued operations					(9,496)

Net Loss					$(10,503)

Supplemental Segment Information:
Non cash stock based compensation	$271	$6	$—	$1,530	$1,807
Capital expenditures	$4,689	$1,051	$442	$94	$6,276

Six Months Ended June 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$149,008	$49,249	$56,531	$—	$254,788

Cost of services sold	89,077	35,871	41,424	—	166,372

Office and general expenses	36,327	9,205	11,522	13,090	70,144

Depreciation and amortization	7,597	3,080	1,383	185	12,245

Goodwill Impairment	—	—	4,475	—	4,475

Operating Profit/(Loss)	16,007	1,093	(2,273)	(13,275)	1,552

Other Income (Expense):
Other expense, net					(1,767)
Interest expense, net					(5,263)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(5,478)
Income tax recovery					3,780

Loss from continuing operations before equity in affiliates and minority interests					(1,698)
Equity in earnings of non-consolidated affiliates					11
Minority interests in income of consolidated subsidiaries	(7,966)	(27)	(1,717)	—	(9,710)

Net Loss					$(11,397)

Supplemental Segment Information:
Non cash stock based compensation	$491	$5	$7	$2,966	$3,469
Capital expenditures	$3,486	$2,515	$1,295	$168	$7,464

Six Months Ended June 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$112,525	$39,812	$45,874	$—	$198,211

Cost of services sold	58,388	29,407	32,846	—	120,641

Office and general expenses	32,133	7,333	9,154	12,387	61,007

Depreciation and amortization	8,753	2,189	861	97	11,900

Operating Profit/(Loss)	13,251	883	3,013	(12,484)	4,663

Other Income (Expense):
Other income					1,073
Interest expense, net					(4,636)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,100
Income tax recovery					1,176

Income from continuing operations before equity in affiliates and minority interests					2,276
Equity in earnings of non-consolidated affiliates					501
Minority interests in income of consolidated subsidiaries	(6,676)	(38)	(1,471)	—	(8,185)

Loss from continuing operations					(5,408)
Loss from discontinued operations					(10,228)

Net Loss					$(15,636)

Supplemental Segment Information:
Non cash stock based compensation	$491	$12	$2,338	$2,491	$5,332
Capital expenditures	$5,875	$4,619	$611	$192	$11,297

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2007	$108,977	$23,324	$2,956	$135,257
2006	$84,905	$14,587	$646	$100,138
Six Months Ended June 30,
2007	$207,331	$42,007	$5,450	$254,788
2006	$168,665	$27,620	$1,926	$198,211

12.         Commitments, Contingencies and Guarantees

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2007, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $134,346 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $27,121 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at June 30, 2007, would be expected to be owed in 2007.

Natural Disasters.    Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the six months ended June 30, 2007 and 2006, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.    The Company has commitments to fund $458 in two investment funds over a period of up to two years. At June 30, 2007, the Company has issued $5,338 of undrawn outstanding letters of credit.

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal will continue to provide services to the Company as its Chief Executive Officer. Mr. Nadal’s prior services agreement with the Company was scheduled to expire on October 31, 2007, subject to two-year annual renewals. If the Company were not going to enter into a new agreement with Mr. Nadal and did not intend to allow the prior agreement to renew, it would have been required to give Mr. Nadal notice of such non-renewal by April 30, 2007.

The Services Agreement has a three-year term with automatic one-year extensions. Pursuant to the Services Agreement, the base compensation for Mr. Nadal’s services will continue through 2007 at the current rate of $950, with annual increases of $25 in each of 2008 and 2009. The Services Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company will also make an annual cash payment of $500 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, the Company may grant equity incentives with a targeted grant-date value of up to 300% of the then current base retainer.

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3,500 upon execution of the Services Agreement, which has been expensed during the second quarter of 2007.  Mr. Nadal used a portion of the proceeds of this fee to repay to the Company the $2,678 (C$3,000) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable will result in a one-time recovery of $2,678, which is included in operating income in the second quarter of 2007. As a result of the transaction above, operating income was adversely impacted by $822.

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

14.          Subsequent Events

On July 23, 2007, the Company entered into a separation agreement and release with its former President and Chief Financial Officer. In connection with this agreement and related matters, the Company will incur an estimated charge of approximately $1,895 in the third quarter of 2007. This charge represents all costs and expenses incurred as a consequence of this separation and for the hiring of a new Chief Financial Officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” and “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2007 means the period beginning January 1, 2007, and ending December 31, 2007).

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. One such term is “organic revenue growth” which means growth in revenues from sources other than acquisitions or foreign exchange impacts. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2007 and 2006, and the financial condition of the Company as of June 30, 2007. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2006 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are three reportable operating segments: Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions. During the fourth quarter of 2006, the Company reclassified Margeotes Fertitta Powell, LLC (“MFP”) from the SMS segment to the SCS segment as MFP’s performance was not consistent with the other operating units of the SMS group. All prior periods have been recast to conform to the current year presentation.

Marketing Communications Group

Through its operating “partners”, MDC provides advertising, consulting and specialized communication services to clients throughout the United States, Canada, Mexico, Jamaica and Europe.

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

MDC management monitors these costs referred to above on a percentage of revenue basis. Cost of services sold tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.

Certain Factors Affecting Our Business

Acquisitions and Dispositions .   MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into acquisition and disposal transactions during the 2006 to 2007 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the consolidated financial statements.

Foreign Exchange Fluctuations .   MDC’s financial results and competitive position are primarily affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange.”

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

Summary of Key Transactions

Sale of Secure Products International

On November 14, 2006, MDC completed the sale of its Secure Products International Group for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the Secure Products International Group. During 2006, the Company recorded an impairment loss of $19.5 million and a gain on a sale of $1.8 million. The results of operations of the Secure Products International Group have been included in discontinued operations for the three and six months ended June 30, 2006.

Management Services Agreement

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal will continue to provide services to the Company as its Chief Executive Officer. Mr. Nadal’s prior services agreement with the Company was scheduled to expire on October 31, 2007, subject to two-year annual renewals. If the Company were not going to enter into a new agreement with Mr. Nadal and did not intend to allow the prior agreement to renew, it would have been required to give Mr. Nadal notice of such non-renewal by April 30, 2007.

The Services Agreement has a three-year term with automatic one-year extensions. Pursuant to the Agreement, the base compensation for Mr. Nadal’s services will continue through 2007 at the current rate of $950,000, with annual increases of $25,000 in each of 2008 and 2009. The Services Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company will also make an annual cash payment of $500,000 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, the Company may grant equity incentives with a targeted grant-date value of up to 300% of the then current base retainer.

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which has been expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable will result in a one-time recovery of $2.7 million, which is included in operating income in the second quarter of 2007. As a result of the transaction above, operating income was adversely impacted by $0.8 million.

New Financing Agreement

On June 18, 2007, MDC Partners Inc. (the “Company”) and its material subsidiaries entered into a new $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. This facility replaced the Company’s existing $96.5 million credit facility that was originally expected to mature on September 21, 2007. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's existing credit facility. The obligations repaid totaled approximately $73.7 million. All of these repaid credit facilities have been terminated.

The new Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points.

Results of Operations:
For the Three Months Ended June 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$78,445	$25,681	$31,131	$—	$135,257

Cost of services sold	46,323	18,873	22,621	—	87,817

Office and general expenses	18,820	4,746	5,930	6,473	35,969

Depreciation and amortization	3,853	1,530	802	95	6,280

Operating Profit/(Loss)	9,449	532	1,778	(6,568)	5,191

Other Income (Expense):
Other expense, net					(1,033)
Interest expense, net					(2,693)

Income from operations before income taxes, equity in affiliates and minority interests					1,465
Income tax recovery					1,292

Income from operations before equity in affiliates and minority interests					2,757
Equity in earnings of non-consolidated affiliates					61
Minority interests in income of consolidated subsidiaries	(4,250)	(13)	(1,156)		(5,419)

Net loss					$(2,601)

Supplemental Segment Information:
Non cash stock based compensation	$242	$-	$3	$1,308	$1,553
Capital expenditures:	1,828	1,080	798	121	3,827

Results of Operations:
For the Three Months Ended June 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$55,634	$20,906	$23,598	$—	$100,138

Cost of services sold	29,345	15,609	15,946	—	60,900

Office and general expenses	16,131	3,859	4,875	6,320	31,185

Depreciation and amortization	3,493	1,125	437	63	5,118

Operating Profit/(Loss)	6,665	313	2,340	(6,383)	2,935

Other Income (Expense):
Other income					509
Interest expense, net					(1,852)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,592
Income tax recovery					608

Income from continuing operations before equity in affiliates and minority interests					2,200
Equity in earnings of non-consolidated affiliates					227
Minority interests in income of consolidated subsidiaries	(2,723)	(8)	(703)	—	(3,434)

Loss from continuing operations					(1,007)
Loss from discontinued operations					(9,496)

Net Loss					$(10,503)

Supplemental Segment Information:
Non cash stock based compensation	$271	$6	$—	$1,530	$1,807
Capital expenditures	$4,689	$1,051	$442	$94	6,276

Results of Operations:
For the Six Months Ended June 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$149,008	$49,249	$56,531	$—	$254,788

Cost of services sold	89,077	35,871	41,424	—	166,372

Office and general expenses	36,327	9,205	11,522	13,090	70,144

Depreciation and amortization	7,597	3,080	1,383	185	12,245

Goodwill Impairment	—	—	4,475	—	4,475

Operating Profit/(Loss)	16,007	1,093	(2,273)	(13,275)	1,552

Other Income (Expense):
Other expense, net					(1,767)
Interest expense, net					(5,263)

Loss from operations before income taxes, equity in affiliates and minority interests					(5,478)
Income tax recovery					3,780

Loss from operations before equity in affiliates and minority interests					(1,698)
Equity in earnings of non-consolidated affiliates					11
Minority interests in income of consolidated subsidiaries	(7,966)	(27)	(1,717)	—	(9,710)

Net Loss					$(11,397)

Supplemental Segment Information:
Non cash stock based compensation	$491	$5	$7	$2,966	$3,469
Capital expenditures	3,486	2,515	1,295	168	7,464

Results of Operations:
For the Six Months Ended June 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$112,525	$39,812	$45,874	$—	$198,211

Cost of services sold	58,388	29,407	32,846	—	120,641

Office and general expenses	32,133	7,333	9,154	12,387	61,007

Depreciation and amortization	8,753	2,189	861	97	11,900

Operating Profit/(Loss)	13,251	883	3,013	(12,484)	4,663

Other Income (Expense):
Other income					1,073
Interest expense, net					(4,636)

Income from continuing operations before income taxes, equity in affiliates and minority interests					1,100
Income tax recovery					1,176

Income from continuing operations before equity in affiliates and minority interests					2,276
Equity in earnings of non-consolidated affiliates					501
Minority interests in income of consolidated subsidiaries	(6,676)	(38)	(1,471)	—	(8,185)

Loss from continuing operations					(5,408)
Loss from discontinued operations					(10,228)

Net Loss					$(15,636)

Supplemental Segment Information:
Non cash stock based compensation	$491	$12	$2,338	$2,491	$5,332
Capital expenditures	$5,875	$4,619	$611	$192	$11,297

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue was $135.3 million for the second quarter of 2007, representing an increase of $35.1 million or 35.1%, compared to revenue of $100.1 million in the second quarter of 2006. This revenue increase relates primarily to organic growth of $27.0 million, primarily resulting from net new business wins and additional revenues from existing clients in the United States. In addition, there was an increase of $5.6 million related to the consolidation of three entities in the second quarter of 2007, that was previously accounted for on the equity method of accounting in the second quarter of 2006. Acquisition related revenue growth was $1.9 million. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the second quarter of 2007, as compared to the second quarter of 2006, resulted in increased revenues of approximately $0.5 million.

Operating profit for the second quarter of 2007 was $5.2 million, compared to an operating profit of $2.9 million for the same quarter of 2006. The increase in operating profit was primarily the result of an operating profit of $9.4 million in the Strategic Marketing Services segment, as compared to an operating profit of $6.7 million in the prior year quarter. In addition, operating profit in the Customer Relationship Management segment increased by $0.2 million to $0.5 million. This was partially offset by a decrease in operating profit in the Specialized Communication Services segment of $0.6 million and an increase in corporate operating expenses of $0.2 million during the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006.

The net loss from continuing operations for the second quarter of 2007 increased from $1.0 million in 2006 to $2.6 million in 2007. This increase in net loss was primarily the result of an increase in other expenses of $1.5 million which includes a $3.1 million increase in unrealized losses on foreign currency transactions offset in part by an increase in the gain on the sale of assets of $1.6 million, increased minority interest of $2.0 million, additional interest expense of $1.8 million, offset in part by increased operating profits of $2.3 million, additional interest income of $0.9 million and an additional income tax recovery of $0.7 million.

Marketing Communications Group

Revenues for the second quarter of 2007 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $135.3 million compared to $100.1 million in the second quarter of 2006, representing an increase of $35.1 million or 35.1%.

The components of revenue growth for the Marketing Communications Group for the second quarter of 2007, are shown in the following table:

	Revenue
	(in thousands)%
Three months ended June 30, 2006	$100,138
Organic	26,998	27.0%
Acquisitions	1,944	2.0%
Effect of accounting change	5,629	5.6%
Foreign exchange impact	548	0.5%
Three months ended June 30, 2007	$135,257	35.1%

The Marketing Communications Group had organic revenue growth of $27.0 million, or 27%, for the second quarter of 2007, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the United States. The consolidation of three entities in the second quarter of 2007, which was previously accounted for under the equity method of accounting in the second quarter of 2006, accounted for $5.6 million of the revenue increase in the second quarter of 2007. Acquisitions accounted for $1.9 million of revenue growth in the second quarter of 2007. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the second quarter of 2007, as compared to the second quarter of 2006, resulted in increased revenues of approximately $0.5 million.

The percentage of revenue by geographic region remained relatively consistent with the prior year quarter and is demonstrated in the following table:

	Revenue
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
US	81%	85%
Canada	17%	14%
UK and other	2%	1%

The operating profit of the Marketing Communications Group for the second quarter of 2007 increased by approximately $2.5 million, or 26.2%, to $11.8 million from $9.3 million. Operating margins were 8.7% for 2007 as compared to 9.3% for the second quarter of 2006. The decrease in operating margin was primarily related to an increase in cost of services sold as a percentage of revenue from 60.8% in 2006 to 64.9% in 2007. This was partially offset by a reduction in office and general expenses as a percentage of revenues from 24.8% in 2006 to 21.8% in 2007.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the second quarter of 2007 were $78.4 million compared to $55.6 million in the second quarter of 2006. This increase of $22.8 million, or 41.0%, included organic revenue growth of approximately $17.8 million resulting from new client business wins which was partially offset by client losses.  In addition, revenue also increased by $2.9 million relating to the consolidation of two entities, Zig Inc. and Mono Advertising, LLC previously accounted for on the equity basis. Acquisition related revenue contributed $1.9 million during the second quarter of 2007. In December 2005, one of the SMS’ businesses clients terminated their engagement, and as a result, that business received $0.8 million in termination payments during the second quarter of 2006.

The operating profit of SMS for the second quarter of 2007 was $9.4 million compared to 2006 operating profit of $6.7 million. Operating margins remained consistent and were 12.0% for the second quarter of 2007 and 2006. Excluding the receipt of the termination payment noted above, 2006 operating income would have been $5.9 million with operating margins of 10.8%. Total staff costs as a percentage of revenue decreased from 56.6% in 2006 to 52.2% in 2007. Office and general expenses (excluding staff costs) decreased as a percentage of revenue to 14.6% from 17.8% in the prior year quarter. These margin increases were offset in part by an increase in reimbursed client related direct costs as a percentage of revenue.

 Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the second quarter of 2007 were $25.7 million, an increase of $4.8 million or 22.8%, compared to $20.9 million reported for the second quarter of 2006. This growth was entirely organic and was due primarily to additional business from existing clients, in part as a result of opening three additional customer care centers during 2006, offset by the closure of one customer care center, in August 2006.

The operating profit of CRM was approximately $0.5 million for the second quarter of 2007 as compared to $0.3 million in the second quarter of 2006. Operating margins were 2.1% for the second quarter of 2007 as compared to 1.5% in the second quarter of 2006. The increase in operating margin was primarily due to a decrease in cost of services as a percentage of revenue resulting primarily from reduced employee turnover, which was partially offset by an increase of 0.6% in depreciation and amortization expense as a percentage of revenue.

Specialized Communication Services (“SCS”)

SCS generated revenues of $31.1 million for the second quarter of 2007, $7.5 million or 31.9% higher than revenue of $23.6 million in the second quarter of 2006. This was primarily due to organic revenue growth of $4.4 million as a result of new business wins offset by the closure of MFP. In addition, revenue increased by $2.7 million relating to the consolidation of an entity, Accumark Communications, Inc., previously accounted for on the equity basis. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the second quarter of 2007, as compared to the second quarter of 2006, resulted in increased revenues of approximately $0.4 million.

The operating profit of SCS decreased by $0.5 million to $1.8 million in the second quarter of 2007, from an operating profit of $2.3 million in the second quarter of 2006. Operating margins were 5.7% for the second quarter of 2007, as compared to 9.9% in the prior year period. Excluding the results of MFP, operating income in 2007 would have been $4.1 million compared to $3.7 million in 2006. Operating margins would have been 13.3% in 2007 compared to 17.5% in 2006. The decrease in operating margins results primarily from the timing of when expected client projects will begin and increased reimbursed client related direct costs as a percentage of revenue offset by a reduction in total staff costs as a percentage of revenue from 51.4% in 2006 to 47.5% in 2007.

Corporate

Operating expenses for the second quarter of 2007 increased by $0.2 million to $6.6 million from $6.4 million in the prior year quarter. The increase in corporate expenses is primarily due to the net $0.8 million impact of the management services agreement non-renewal payment, offset by a decrease in non-cash stock based compensation expense from $1.5 million in 2006 to $1.3 million in 2007, a decrease in cash compensation of $0.3 million, and a decrease in insurance related costs of $0.1 million.

Net Interest Expense

Net interest expense for the three months ended June 30, 2007 was $2.7 million, $0.8 million higher than the $1.9 million incurred during the same period of 2006. Interest expense increased $1.8 million in the three months ended June 30, 2007 compared to the same period of 2006 due to the write-off of deferred financing costs of $0.6 million relating to the Company’s prior credit facility, as well as higher interest rates and higher average outstanding debt in 2007 relating to continuing operations. Interest income was $1.1 million for the three months ended June 30, 2007 as compared to $0.1 million in the same period of 2006. Interest income increased primarily due to interest income recognized from the acceleration of payments totaling $2.0 million received in July 2007 related to the sale of SPI, originally due to be received in 2010 and 2011.

Other Income (Expense)

Other expense was $1.0 million in the second quarter of 2007, as compared to other income of $0.5 million in the second quarter of 2006. This $1.5 million decrease in income was due primarily to foreign currency transaction losses of $2.9 million in 2007 as compared to transaction gains of $0.2 million in 2006, which was offset in part by a gain on sale of assets of $1.8 million in 2007, primarily related to the sale of a plane acquired in the Zyman acquisition, compared to a gain on sale of assets of $0.3 million in 2006.

Income Tax Recovery

The income tax recovery recorded in the second quarter of 2007 was $1.3 million as compared to a $0.6 million income tax recovery recorded in the second quarter of 2006. The Company’s 2007 and 2006 effective tax rate was substantially lower than the statutory tax rate due to minority interest income which is not subject to tax and non-deductible non-cash stock based compensation charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority interest holders are responsible for taxes on their share of the operating units’ profits.

Minority Interests

Minority interest in income of consolidated subsidiaries was $5.4 million for the second quarter of 2007, an increase of $2.0 million from the $3.4 million of minority interest in income of consolidated subsidiaries incurred during the second quarter of 2006. This increase was due primarily to an increase in profitability in subsidiaries that are not owned 100% within the SMS and SCS operating segments.

Discontinued Operations

Loss from discontinued operations was $9.5 million for the second quarter of 2006 and relates to the operations of SPI, which was sold in 2006. Included in the loss was a $7.9 million impairment charge, which was based on the expected net proceeds from the sale of SPI compared to the Company’s carrying value of SPI.

Net Loss

As a result of the foregoing, the net loss recorded for the second quarter of 2007 was $2.6 million, or a loss of $ (0.11) per diluted share, compared to the net loss of $10.5 million, or $ (0.44) per diluted share, reported for the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue was $254.8 million for the first six months of 2007, representing an increase of $56.6 million or 28.5%, compared to revenue of $198.2 million in the first six months of 2006. This revenue increase relates primarily to organic growth of $43.5 million, primarily resulting from net new business wins and additional revenues from existing clients in the United States. There was also an increase of $10.7 million related to the consolidation of three entities in the first six months of 2007 that were previously accounted for on the equity method of accounting in the first six months of 2006. In addition, acquisitions accounted for $1.9 million of the revenue increase, and a weakening of the U.S. dollar versus the Canadian dollar and British pound during the first six months of 2007, as compared to the first six months of 2006, resulted in increased revenues of approximately $0.5 million.

Operating profit for the first six months of 2007 was $1.6 million, compared to an operating profit of $4.7 million for the same period of 2006. The decrease in operating profit was primarily the result of an operating loss of $2.3 million in the Specialized Communication Services segment as compared to an operating profit of $3.0 million in the prior year period. This operating loss of $2.3 million in the SCS segment for the six months ended June 30, 2007 was due primarily to a goodwill impairment charge of $4.5 million. In addition, included in operating profits in 2006 was a termination payment of $5.3 million received in connection with the loss of a significant client. Corporate operating expenses increased by $0.8 million to $13.3 million during the six months ended June 30, 2007 from $12.5 million during the six months ended June 30, 2006, primarily due to the $0.8 million impact of the management services agreement charge previously mentioned and increased non-cash stock based compensation of $0.5 million. This was offset by a decrease in cash compensation and benefits of $0.5 million.

The net loss from continuing operations for the first six months of 2007 increased from $5.4 million in 2006 to $11.4 million in 2007, primarily the result of the decrease in operating income discussed above, increased other expenses of $2.8 million, which includes an increase in unrealized foreign currency transaction losses of $3.7 million offset in part by an increase in the gain on the sale of assets of $1.2 million, increased interest expense of $1.6 million and increased minority interest income of $1.5 million offset in part by additional interest income of $1.0 million.

Marketing Communications Group

Revenues for the first six months of 2007 attributable to Marketing Communications, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $254.8 million compared to $198.2 million in the first six months of 2006, representing an increase of $56.6 million or 28.5%.

The components of revenue growth for the Marketing Communications Group, for the first six months of 2007 are shown in the following table:
	Revenue
	(in thousands)%
Six months ended June 30, 2006	$198,211
Organic	43,495	21.9%
Acquisitions	1,944	1.0%
Effect of accounting change	10,668	5.4%
Foreign exchange impact	470	0.2%
Six months ended June 30, 2007	$254,788	28.5%

The Marketing Communications Group had organic revenue growth of $43.5 million, or 21.9%, for the first six months of 2007, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the United States. The consolidation of three entities in the first six months of 2007, which were previously accounted for under the equity method of accounting in the first six months of 2006, accounted for $10.7 million of the increase. Acquisitions accounted for $1.9 million of revenue growth in the first six months of 2007. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the first six months of 2007, as compared to the first six months of 2006, resulted in increased revenues of approximately $0.5 million.

The percentage of revenue by geographic region remained relatively consistent with the prior year six months and is demonstrated in the following table:

	Revenue
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
US	81%	85%
Canada	17%	14%
UK and other	2%	1%

The operating profit of the Marketing Communications Group for the first six months of 2007 decreased by approximately $2.3 million, or 13.5%, to $14.8 million from $17.1 million. Operating margins were 5.8% for 2007 as compared to 8.7% for the first six months of 2006. A goodwill impairment charge of $4.5 million accounted for 1.8% of the decrease in operating margin. Included in operating profits in 2006 was a termination payment of $5.3 million received in connection with the termination by a client of their engagement with a subsidiary of the Company which had a positive impact on operating margins of 2.5% in 2006. Staff costs as a percentage of revenues (including the above noted termination payment) decreased from 48.8% in 2006 to 47.8% in 2007. In addition, occupancy and administrative costs increased due to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units as a percentage of revenue occupancy and administrative costs decreased from 14.7% in 2006 to 13.3% in 2007.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the first six months of 2007 were $149.0 million compared to $112.5 million in the first six months of 2006. This increase of $36.5 million or 32.4% included organic revenue growth of approximately $28.9 million resulting from new client business wins which was partially offset by client losses. In December 2005, one of the SMS’ businesses client’s terminated their engagement, and as a result, that business received $5.3 million in termination payments during the first six months of 2006.  In addition, revenue also increased by $5.5 million relating to the consolidation of two entities, Zig Inc. and Mono Advertising, LLC, previously accounted for on the equity basis. Acquisitions accounted for $1.9 million of revenue growth in the first six months of 2007.

The operating profit of SMS for the first six months of 2007 and 2006 was $16.0 million and $13.3 million, respectively, while operating margins were 10.7% for the first six months of 2007 as compared to 11.8% in the first six months of 2006. The decrease in operating margin was primarily attributable to a termination payment noted above. Excluding the receipt of this payment, 2006 operating profit would have been $8.0 million with operating margins of 7.5%. Total staff costs as a percentage of revenue decreased from 56.1% in 2006 to 55.4% in 2007. Excluding the termination payment, staff costs as a percentage of revenue in 2006 would have been 58.8%. Office and general expenses increased due to additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units and as a percentage of revenue occupancy and administrative costs decreased from 17% in 2006 to 14.5% in 2007. Depreciation and amortization decreased as certain intangibles resulting from the Zyman acquisition were fully amortized during 2006.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the first six months of 2007 were $49.2 million, an increase of $9.4 million or 23.7% compared to the $39.8 million reported for the first six months of 2006. This growth was entirely organic and was due primarily to additional business from existing clients, in part as a result of opening three additional customer care centers during 2006, offset by the closure of one customer care center, in August 2006.

The operating profit of CRM was approximately $1.1 million for the first six months of 2007 as compared to $0.9 million in 2006. Operating margins were 2.2% for both the first six months of 2007 and 2006.

Specialized Communication Services (“SCS”)

SCS generated revenues of $56.5 million for the first six months of 2007, $10.7 million or 23.2% higher than revenue of $45.9 million in the first six months of 2006. This increase was primarily due to revenue of $5.1 million relating to organic growth as a result of new business wins offset by the loss of several significant clients, primarily at MFP, and revenue of $5.1 million relating to the consolidation of an entity, Accumark Communications, Inc., previously accounted for on the equity basis. In addition, a weakening of the US dollar versus the Canadian dollar and British pound during the first six months of 2007, as compared to the first six months of 2006, resulted in increased revenues of approximately $0.4 million.

The operating profit of SCS decreased by $5.3 million to an operating loss of $2.3 million in the first six months of 2007, from an operating profit of $3.0 million in the first six months of 2006. This decrease was due primarily to a goodwill impairment charge of $4.5 million offset by a non-cash stock based compensation charge of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC during the first quarter of 2006. Excluding the operating results of MFP and the related goodwill impairment, 2007 operating income would have been $5.6 million with operating margins of 10.4%. Excluding the operating results of MFP and the non-cash stock based compensation charge, 2006 operating income would have been $7.0 million with operating margins of 17.6%. Staff costs excluding MFP and the non-cash stock based compensation charge as a percentage of revenue increased to 46.0% in 2007 from 44.5% in 2006. The decrease in operating margins and the increase in the staff cost ratio is primarily a result of the timing of when expected client projects will begin. Additionally, operating margins were negatively impacted by increased reimbursed client related direct costs as a percentage of revenue.

Corporate

Operating expenses for the first six months of 2007 increased by $0.8 million to $13.3 million from $12.5 million in the prior year period. The increase in corporate expenses is primarily due to the $0.8 million impact of the renewal of management services agreement previously mentioned. Non-cash stock based compensation increased by $0.5 million, which was offset by a decrease in cash compensation and benefits of $0.5 million.

Net Interest Expense

Net interest expense for the six months ended June 30, 2007 was $5.3 million, $0.6 million higher than the $4.6 million incurred during the same period of 2006. Interest expense increased $1.6 million in the six months ended June 30, 2007 compared to the same period of 2006 due to the write-off of deferred financing costs of $0.6 million relating to the Company’s prior credit facility, as well as higher interest rates and higher average outstanding debt in 2007 relating to continuing operations. Interest income was $1.2 million for the six months ended June 30, 2007 as compared to $0.3 in the same period of 2006. This increase was primarily due to the interest income recognized from the acceleration of payments totaling $2.0 million received in July 2007 related to the sale of SPI, originally due to be received in 2010 and 2011.

Other Income (Expense)

Other expense was $1.8 million in the first six months of 2007 from other income of $1.1 million in the first six months of 2006, due primarily to an increase in foreign currency transaction losses of $3.4 million in 2007 as compared to transaction gains of $0.3 in 2006. In addition, during the six months ended June 30, 2007, the Company recognized a gain on the sale of assets of $1.8 million, primarily related to the sale of a plane acquired in the Zyman acquisition, as compared to a gain on the sale of assets of $0.6 million in 2006.

Income Tax Recovery

The income tax recovery recorded in the first six months of 2007 was $3.8 million as compared to $1.2 million in the first six months of 2006. The Company’s effective tax rate was substantially lower than the statutory tax rate due to minority interest income which is not subject to tax and non-deductible non-cash stock based compensation charges in both the 2007 and 2006 first quarter.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority interest holders are responsible for taxes on their share of the profits.

Minority Interests

Minority interest in income of consolidated subsidiaries was $9.7 million for the first six months of 2007, up $1.5 million from the $8.2 million of minority interest in income of consolidated subsidiaries incurred during the first six months of 2006, due primarily to an increase in profitability in the subsidiaries who are not 100% owned within the SMS and SCS operating segments.

Discontinued Operations

Loss from discontinued operations was $10.2 million for the first six months of 2006 and relates to the operations of SPI, which was sold in 2006. Included in the $10.2 million loss was a $7.9 million impairment charge which was based on the expected net proceeds from the sale of SPI compared to the Company’s carrying value of SPI.

  Net Loss

As a result of the foregoing, the net loss recorded for the first six months of 2007 was $11.4 million, or a loss of $ (0.46) per diluted share, compared to the net loss of $15.6 million, or $ (0.66) per diluted share, reported for the first six months of 2006.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2007	As of and for the six months ended June 30, 2006	As of and for the year ended December 31, 2006
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$9,359	$5,182	$6,591
Working capital (deficit)	$(28,884)	$(104,573)	$(105,039)
Cash (used in) provided by operating activities	$(8,849)	$13,211	$39,705
Cash used in investing activities	$(10,853)	$(15,125)	$(14,315)
Cash (provided by) used in financing activities	$23,066	$(5,552)	$(31,597)
Long-term debt to shareholders’ equity ratio	1.05	0.85	0.37
Fixed charge coverage ratio	N/A	1.20	1.31
Fixed charge coverage deficiency	$5,478	N/A	N/A

As of June 30, 2007, and December 31, 2006, $6.3 million and $2.4 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness.

Working Capital

At June 30, 2007, the Company had a working capital deficit of $28.9 million, compared to a deficit of $105.0 million at December 31, 2006. The increase in working capital is primarily due to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets, as well as classification of the revolving credit facility under the new Financing Agreement as a long-term liability as of June 30, 2007 as compared to a short-term liability at December 31, 2006.

Included in current liabilities is the outstanding borrowings under the Company’s former credit facility of $45.0 million as December 31, 2006. See Long-term Debt below.

The Company intends to maintain sufficient availability of funds under the new Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow used in operations, including changes in non-cash working capital, for the six months ended June 30, 2007 was $8.8 million. This was attributable primarily to a net operating loss of $11.4 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $6.5 million, an increase in prepaid and other current assets of $6.4 million, an increase in accounts receivable of $15.9 million and a decrease in advance billings of $1.3 million. This use of cash was partially offset by depreciation and amortization, a goodwill impairment charge and non-cash stock compensation of $21.4 million, and a decrease in expenditures billable to clients of $8.7 million. Cash provided by continuing operations was $11.6 million in the six months ended June 30, 2006 and was primarily reflective of a net loss from continuing operations of $5.4 million plus non-cash depreciation and amortization of $12.7 million, non-cash stock based compensation of $4.9 million and cash flows from non-cash working capital of $2.8 million, partially offset by $2.5 million in deferred income taxes. Discontinued operations provided cash of $1.6 million in the six months ended June 30, 2006.

Investing Activities

Cash flows used in investing activities were $10.9 million for the six months ended June 30, 2007, compared with $15.1 million in the six months ended June 30, 2006.

Expenditures for capital assets in the six months ended June 30, 2007 were $7.5 million. Of this amount, $3.5 million was incurred by the SMS segment, $2.5 million was incurred by the CRM segment and $1.3 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements and $0.2 million related to the purchase of corporate assets, primarily software. In the six months ended June 30, 2006, capital expenditures totaled $11.3 million, of which $5.9 million was incurred by the SMS segment, $4.6 million was incurred by the CRM segment and $0.6 million was incurred by the SCS segment, which expenditures consisted primarily of leasehold improvements of computer and switching equipment and $0.2 million related to the purchase of corporate assets.

Cash flow used in acquisitions was $10.7 million in the six months ended June 30, 2007, and primarily related to the Company’s investments in the HL Group, Redscout, Iradesso Communications Corp. and a payment for deferred acquisition consideration. The Company also received proceeds from the sale of assets of $7.5 million in 2007. In the six months ended June 30, 2006, cash flow used in acquisitions was $3.6 million and primarily related to the settlement of put obligations and deferred acquisition consideration.

Distributions received from non-consolidated affiliates amounted to $0.4 million for the six months ended June 30, 2006.

Discontinued operations used cash of $1.2 million in 2006 relating to capital asset purchases.

Financing Activities

During the six months ended June 30, 2007, cash flows provided by financing activities amounted to $23.1 million, and primarily consisted of $82.2 million of proceeds from the new Financing Agreement, which was partially offset by the $45.0 million repayment of the old credit facility, $10.5 million of net repayments of long-term debt and bank borrowings, and the payment of $3.8 million of deferred financing costs relating to the new Financing Agreement. During the six months ended June 30, 2006, cash flows used in financing activities amounted to $5.6 million, and consisted primarily of repayments of the prior credit facility of $2.0 million and repayments of long-term debt and bank borrowings of $3.6 million.

Discontinued operations used cash of $0.5 million in 2006, relating to payments under capital leases.

Long-Term Debt

On June 18, 2007, the Company and its material subsidiaries entered into a new $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. This facility replaced the Company’s existing $96.5 million credit facility that was originally expected to mature on September 21, 2007. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's existing credit facility. The obligations repaid totaled approximately $73.65 million. All of these repaid credit facilities have been terminated.

This new Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points.

The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Long-term debt (including the current portion of long-term debt and the Financing Agreement) as of June 30, 2007 was $127.3 million, an increase of $31.8 million compared with the $95.5 million outstanding at December 31, 2006. The increase was primarily the result of borrowings under the Financing Agreement due primarily to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets and payments made for acquisitions and deferred acquisition payments and an increase in the Company’s 8% convertible debentures (payable in Canadian dollars) of $3.6 million due to the weakening of the US dollar compared to the Canadian dollar.

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended June 30, 2007, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

June 30, 2007
Total Senior Leverage Ratio	2.12
Maximum per covenant	3.25

Fixed Charges Coverage Ratio	1.88
Minimum per covenant	1.20

Minimum earnings before interest, taxes and depreciation and amortization	$41,855
Minimum per covenant	$30,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Financing Agreement, as noncompliance with such covenants could have a material adverse effect on the Company.

Capital Resources

At June 30, 2007 the Company had utilized approximately $87.6 million of its Financing Agreement in the form of drawings and letters of credit. Cash and drawn available bank credit facilities to support the Company’s future cash requirements, as at June 30, 2007 was approximately $100.6 million.

The Company expects to incur up to approximately $15.0 million of capital expenditures during 2007. Such capital expenditures are expected to include leasehold improvements at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Financing Agreement and, if required, by raising additional funds through the incurrence of bridge or other debt or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Financing Agreement will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth, the Company may need to obtain additional financing in the form of debt and/or equity financing upon fluctuations in working capital.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At June 30, 2007, there was $1.4 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $1.8 million of additional deferred purchase obligations could be triggered during 2007 or thereafter, including approximately $0.2 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2007, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $134.3 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $27.1 million by the issuance of the Company’s Class A subordinate voting shares. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its credit facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $10.1 million of the estimated $134.3 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within 2007. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $22.6 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2007	2008	2009	2010	2011 & Thereafter	Total
	($ Millions)
Cash	$9.1	$30.1	$13.5	$35.0	$19.5	$107.2
Shares	1.0	7.9	4.0	9.5	4.7	27.1
	$10.1	$38.0	$17.5	$44.5	$24.2	$134.3(1)
Operating income before depreciation and amortization to be received(2)	$3.0	$9.2	$1.8	$3.4	$5.2	$22.6
Cumulative operating income before depreciation and amortization(3)	$3.0	$12.2	$14.0	$17.4	22.6	(5)

(1)
Of this, approximately $43.3 million has been recognized in Minority Interest on the Company’s balance sheet as of September 22, 2004 in conjunction with the consolidation of CPB as a variable interest entity.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on estimated 2007 operating results. This amount represents amounts to be received in the year the put is exercised.

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

Estimates .   The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “US GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred income tax assets, stock-based compensation, and the reporting of variable interest entities at the date of the financial statements. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

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

Acquisitions, Goodwill and Other Intangibles . A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. The Company incurred a goodwill impairment charge of $4.5 million in 2007.

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

Allowance for doubtful accounts . Trade receivables are stated less allowance for doubtful accounts. The allowance represents estimated uncollectible receivables usually due to customers’ potential insolvency. The allowance includes amounts for certain customers where risk of default has been specifically identified.

Income tax valuation allowance . The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense.

  Stock-based compensation . The fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income. The final payment amount for Share Appreciation Rights is established on the date of the exercise of the award by the employee.

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

Variable Interest Entities . The Company evaluates its various investments in entities to determine whether the investee is a variable interest entity and if so whether MDC is the primary beneficiary. Such evaluation requires management to make estimates and judgments regarding the sufficiency of the equity at risk in the investee and the expected losses of the investee and may impact whether the investee is accounted for on a consolidated basis.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

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

Debt Instruments. At June 30, 2007, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility and term loan. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $82.2 million under the financing agreement, as of June 30, 2007, a 1.0% increase or decrease in the weighted average interest rate, which was 9.54% during the three months ended June 30, 2007, would have an interest impact of approximately $0.8 million annually.

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

Item 4.  Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (CEO) and our Chief Accounting Officer and Interim Chief Financial Officer (CFO), who is currently our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving the Company’s control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           The information provided below describes various transactions occurring during the second quarter of 2007 in which the Company issued shares of its Class A subordinate voting shares (“Class A Shares”) that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

(1)
On April 4, 2007, the Company, through a wholly-owned subsidiary, purchased 59% of the total outstanding membership units of HL Group Partners LLC (“HL Group”).  As part of this acquisition, the Company paid approximately $4.4 million in cash and issued 128,550 of the Company’s Class A Shares (valued at approximately $1 million on the date of issuance). The Class A Shares were issued by the Company to the sellers of HL Group without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as “accredited investors” within the meaning of Rule 501(a) of Regulation D.   Sellers of the HL Group had access to all the documents filed by the Company with the SEC.

(2)
In April 2007, the Company issued 66,350 Class A Shares to the minority equity holders of Hello Design, LLC.  The Company initially acquired 51% of the equity interests in Hello Design in March 2004. The most recent issuance of 66,350 Class A Shares represented a deferred payment of the purchase price. The Class A Shares had a market value of approximately $510,000 as of the date of issuance and were issued by the Company without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as “accredited investors” within the meaning of Rule 501(a) of Regulation D.   Sellers of Hello Design had access to all the documents filed by the Company with the SEC.

(3)
On June 15, 2007, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership units of Redscout LLC (“Redscout”).  As part of this acquisition, the Company paid approximately $3.86 million in cash and issued 76,430 of the Company’s Class A Shares (valued at approximately $640,000 on the date of issuance). The Class A Shares were issued by the Company to the seller of Redscout without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the seller and its status as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.   The Seller of Redscout had access to all the documents filed by the Company with the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	This item is answered in respect of the Annual and Special Meeting of Shareholders held on June 1, 2007 (the “Annual Meeting”).

(b)
No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

 At the Annual Meeting, shareholder votes were cast for the election of management’s nominees for Director as follows:

NOMINEE	FOR	WITHHELD

Steven Berns	19,759,217	1,802

Thomas N. Davidson	19,759,217	1,802

Robert J. Kamerschen	19,759,217	1,802

Scott Kauffman	19,759,217	1,802

Senator Michael J.L. Kirby	19,759,217	1,802

Miles S. Nadal	19,759,217	1,802

Stephen M. Pustil	19,759,217	1,802

Francois R. Roy	19,759,217	1,802

Proposal to approve the appointment of BDO Seidman, LLP as the Company’s independent auditors for 2007:

FOR	WITHHELD

19,697,981	63,038

Proposal to approve an amendment to the Company’s 2005 Stock Incentive Plan:

FOR	AGAINST

11,266,689	4,921,854

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2007 Annual and Special Meeting of Shareholders on June 1, 2007.*

10.2
Management Services Agreement relating to employment of Miles Nadal as Chief Executive Officer of the Company, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2007).

10.3
Financing Agreement by and among Maxxcom Inc. as Borrower, the Company and its Subsidiaries as Guarantors, various Lenders, Fortress Credit Corp. as Collateral Agent, and Wells Fargo Foothill, Inc. as Administrative Agent, dated June 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2007).

10.4	Amendment No. 11 dated as of April 4, 2007, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2007).

10.5	Amended and Restated Employment Agreement, dated as of July 6, 2007, between the Company and Mitchell Gendel, as General Counsel & Corporate Secretary.*

10.6	Amended and Restated Employment Agreement, dated as of July 6, 2007, between the Company and Michael Sabatino, as Chief Accounting Officer.*

10.7	Employment Agreement, dated as of July 19, 2007, between the Company and David Doft, as Chief Financial Officer (effective August 10, 2007).*

10.8	Separation Agreement and Release, dated as of July 23, 2007, between the Company and Steven Berns.*

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	List of the Company’s operating subsidiaries by reportable segments.*

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer, Interim Chief Financial Officer

August 7, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2007 Annual and Special Meeting of Shareholders on June 1, 2007.*

10.2
Management Services Agreement relating to employment of Miles Nadal as Chief Executive Officer of the Company, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2007).

10.3
Financing Agreement by and among Maxxcom Inc. as Borrower, the Company and its Subsidiaries as Guarantors, various Lenders, Fortress Credit Corp. as Collateral Agent, and Wells Fargo Foothill, Inc. as Administrative Agent, dated June 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2007).

10.4	Amendment No. 11 dated as of April 4, 2007, to the Credit Agreement made September 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 10, 2007).

10.5	Amended and Restated Employment Agreement, dated as of July 6, 2007, between the Company and Mitchell Gendel, as General Counsel & Corporate Secretary.*

10.6	Amended and Restated Employment Agreement, dated as of July 6, 2007, between the Company and Michael Sabatino, as Chief Accounting Officer.*

10.7	Employment Agreement, dated as of July 19, 2007, between the Company and David Doft, as Chief Financial Officer (effective August 10, 2007).*

10.8	Separation Agreement and Release, dated as of July 23, 2007, between the Company and Steven Berns.*

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	List of the Company’s operating subsidiaries by reportable segments.*

* Filed electronically herewith.