Form 10-Q
period 2007-09-30
MDC PARTNERS INC
filed 2007-11-08
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of October 31, 2007 were: 26,202,811 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Services	$140,050	$101,122	$394,838	$299,333
Operating Expenses:
Cost of services sold (1)	90,853	57,150	257,225	177,790
Office and general expenses (2)	36,633	36,666	106,777	97,672
Depreciation and amortization	10,496	6,696	22,741	18,595
Goodwill impairment	—	—	4,475	—
	137,982	100,512	391,218	294,057

Operating profit	2,068	610	3,620	5,276

Other Income (Expense):
Other income (expense)	(3,146)	625	(4,913)	1,697
Interest expense	(3,691)	(3,351)	(10,182)	(8,244)
Interest income	219	171	1,448	429
	(6,618)	(2,555)	(13,647)	(6,118)

Loss from continuing operations before income taxes, equity in affiliates and minority interests	(4,550)	(1,945)	(10,027)	(842)
Income tax recovery	2,816	685	6,596	1,751

Income/(loss) from continuing operations before equity in affiliates and minority interests	(1,734)	(1,260)	(3,431)	909
Equity in earnings of non-consolidated affiliates	124	129	134	630
Minority interests in income of consolidated subsidiaries	(5,163)	(1,780)	(14,873)	(9,965)

Loss from continuing operations	(6,773)	(2,911)	(18,170)	(8,426)
Loss from discontinued operations	—	(9,998)	—	(20,120)
Net Loss	$(6,773)	$(12,909)	$(18,170)	$(28,546)

Loss Per Common Share:
Basic:
Continuing operations	$(0.27)	$(0.12)	$(0.74)	$(0.35)
Discontinued operations	—	(0.42)	—	(0.84)
Net Loss	$(0.27)	$(0.54)	$(0.74)	$(1.19)
Diluted:
Continuing operations	$(0.27)	$(0.12)	$(0.74)	$(0.35)
Discontinued operations	—	(0.42)	—	(0.84)
Net loss	$(0.27)	$(0.54)	$(0.74)	$(1.19)

Weighted Average Number of Common Shares Outstanding:
Basic	24,957,704	23,911,327	24,664,159	23,849,571
Diluted	24,957,704	23,911,327	24,664,159	23,849,571

(1)
Includes non cash stock-based compensation of $299 and $134 and $802 and $2,975, respectively, in each of the three month periods ended September 30, 2007 and 2006, and in each of the nine month periods ended September 30, 2007 and 2006.

(2)
Includes non cash stock-based compensation of $1,574 and $1,515 and $4,540 and $4,006, respectively, in each of the three month periods ended September 30, 2007 and 2006, and in each of the nine month periods ended September 30, 2007 and 2006.

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,089	$6,591
Accounts receivable, less allowance for doubtful accounts of $886 and $1,633	148,124	125,744
Expenditures billable to clients	14,167	28,077
Prepaid expenses	7,609	4,816
Other current assets	2,005	1,248
Total Current Assets	178,994	166,476
Fixed assets, at cost, less accumulated depreciation of $62,203 and $52,359	46,428	44,425
Investment in equity accounted for affiliates	394	2,058
Goodwill	219,709	203,693
Other intangibles assets, net	40,132	48,933
Deferred tax asset	14,493	13,332
Other assets	16,938	14,584
Total Assets	$517,088	$493,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$4,910
Revolving credit facility	—	45,000
Accounts payable	68,172	90,588
Accruals and other liabilities	68,229	75,315
Advance billings	47,339	51,804
Current portion of long-term debt	1,777	1,177
Deferred acquisition consideration	320	2,721
Total Current Liabilities	185,837	271,515
Revolving credit facility	25,631	—
Long-term debt	79,258	5,754
Convertible notes	45,235	38,613
Other liabilities	7,068	5,512
Deferred tax liabilities	5,282	1,140

Total Liabilities	348,311	322,534

Minority interests	48,093	46,553
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 25,236,366 and 23,923,522 shares issued in 2007 and 2006	194,454	184,698
Class B Shares, no par value, unlimited authorized, 2,503 and 2,502 shares issued in 2007 and 2006, each convertible into one Class A share	1	1
Additional paid-in capital	25,792	26,216
Accumulated deficit	(104,784)	(86,614)
Treasury stock, at cost; 93,848 Class A shares at September 30, 2007	(765)	—
Stock subscription receivable	(251)	(643)
Accumulated other comprehensive income	6,237	756
Total Shareholders’ Equity	120,684	124,414
Total Liabilities and Shareholders’ Equity	$517,088	$493,501

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,170)	$(28,546)
Loss from discontinued operations	—	(20,120)
Loss from continuing operations	(18,170)	(8,426)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
Depreciation	11,793	9,712
Amortization of intangibles	10,948	8,883
Non-cash stock-based compensation	4,749	6,363
Goodwill impairment	4,475	—
Foreign exchange	8,214	592
Amortization of deferred finance charges	1,980	1,598
Deferred income taxes	(1,819)	(3,342)
Gain on sale of assets	(2,173)	—
Earnings of non-consolidated affiliates	(134)	(630)
Minority interest and other	1,433	(786)
Changes in non-cash working capital:
Accounts receivable	(20,241)	(17,355)
Expenditures billable to clients	14,223	(23,334)
Prepaid expenses and other current assets	(2,604)	(1,166)
Accounts payable, accruals and other liabilities	(30,547)	14,423
Advance billings	(5,930)	17,059
Cash flows provided by (used in) continuing operating activities	(23,803)	3,591
Discontinued operations	—	2,073
Net cash provided by (used in) operating activities	(23,803)	5,664
Cash flows from investing activities:
Capital expenditures	(14,970)	(18,791)
Acquisitions, net of cash acquired	(12,534)	(5,176)
Proceeds from sale of assets	8,348	604
Other investments	(389)	—
Distributions received from non-consolidated affiliates	—	499
Discontinued operations	—	(1,641)
Net cash used in investing activities	(19,545)	(24,505)
Cash flows from financing activities:
(Decrease) Increase in bank indebtedness	(4,910)	479
(Payments) Proceeds under old revolving credit facility	(45,000)	11,800
Proceeds from new revolving credit facility	25,631	—
Proceeds from term loans	75,000	—
Repayment of long-term debt	(5,718)	(1,228)
Proceeds from note payable	2,471	—
Deferred financing costs	(3,946)	—
Issuance of share capital	2,125	535
Proceeds from stock subscription receivable	392	—
Purchase of treasury shares	(765)	—
Discontinued operations	—	(702)
Net cash provided by financing activities	45,280	10,884
Effect of exchange rate changes on cash and cash equivalents	(1,434)	(374)
Net increase (decrease) in cash and cash equivalents	498	(8,331)
Cash and cash equivalents at beginning of period	6,591	12,923
Cash and cash equivalents at end of period	$7,089	4,592

Supplemental disclosures:
Cash paid to minority partners	$16,310	$14,475
Cash income taxes paid	$1,205	$940
Cash interest paid	$9,133	$6,345
Non-cash transactions:
Share capital issued on acquisitions	$2,497	$4,459
Capital leases	$1,531	$915
Note receivable exchanged for shares in subsidiary	$—	$1,155

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

Concentration of Credit Risk . The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. However, one client accounted for approximately 10% of accounts receivable at September 30, 2007. This same client accounted for approximately 17% and 15% of revenue for the three and nine months ended September 30, 2007, respectively, and 13% and 14% of revenue for the three and nine months ended September 30, 2006, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. Included in cash and cash equivalents at September 30, 2007 and December 31, 2006, is approximately $189 and $172, respectively, of cash restricted as to its use by the Company.

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

Non-refundable retainer fees are generally recognized on a straight-line basis over the term of the specific customer contract. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method due to the acts being non-similar and there being insufficient evidence of fair value for each service act provided.

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

Stock-Based Compensation . The fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period; that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. The Company uses its historical volatility derived over the expected term of the award, to determine the volatility factor used in determining the fair value of the award. The Company uses the “simplified” method to determine the term of the award.

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period; that is the vesting period of the award. Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost in operating profit in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model and is recorded in operating income over the service period; that is the vesting period of the award. Effective January 1, 2006, the Company adopted SFAS 123(R) and has opted to use the modified prospective application transition method. Under this method the Company has not restated its prior year’s financial statements. Instead, the Company applies SFAS 123(R) for new awards granted or modified after January 1, 2006, any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards. It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

Measurement of compensation cost for awards that are outstanding and classified as equity at January 1, 2006, will be based on the original grant-date fair value calculations of those awards. The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met.

On June 1, 2007, the Company’s shareholders approved an additional 1,000,000 authorized Class A shares to be added to the Company’s 2005 Stock Incentive Plan for a total of 3,000,000 authorized Class A shares.

In March 2007, the Company issued 165,114 Class A shares of financial performance-based restricted stock, and 388,615 financial performance-based restricted stock units, to its employees under the 2005 Stock Incentive Plan. The Class A shares underlying each grant of restricted stock or restricted stock units will vest at 66% based upon achievement by the Company of specified financial performance criteria in 2007, 2008 and 2009. The remaining 34% will vest on the third anniversary date of grant, subject to acceleration if certain financial performance targets are achieved in 2007 and 2008. Based on the Company’s expected financial performance in 2007, the Company currently believes that 34% of the 2007 financial performance-based awards to employees will vest on March 15, 2008. Accordingly, the Company will be recording a non-cash stock based compensation charge of $1,803 from the date of grant through March 15, 2008.

For the nine months ended September 30, 2007, the Company has recorded stock based compensation of $1,048 relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. The 165,114 Class A shares of restricted stock granted to employees are included in the Company’s calculation of Class A shares outstanding as of September 30, 2007.

3.           Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(6,733)	$(2,911)	$(18,170)	$(8,426)
Effect of dilutive securities:	—	—	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(6,733)	$(2,911)	$(18,170)	$(8,426)
Denominator
Denominator for basic loss per common share - weighted average common shares	24,957,704	23,911,327	24,664,159	23,849,571
Effect of dilutive securities:	—	—	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	24,957,704	23,911,327	24,664,159	23,849,571
Basic loss per common share from continuing operations	$(0.27)	$(0.12)	$(0.74)	$(0.35)
Diluted loss per common share from continuing operations	$(0.27)	$(0.12)	$(0.74)	$(0.35)

The 8% convertible debentures, options and other rights to purchase 6,893,847 shares of common stock, which includes 371,614 shares of non-vested restricted stock, were outstanding during the three and nine months ended September 30, 2007, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three and nine months ended September 30, 2006, the 8% convertible debentures, options and other rights to purchase 8,492,018 shares of common stock, which includes 263,500 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.            Acquisitions

2007 Acquisitions

On August 17, 2007, the Company purchased an additional 16% of the equity interests of VitroRobertson LLC (“Vitro”). This 16% represents one of the founders’ remaining equity interest in Vitro. This founder initially had a put option right to the Company for this 16%, which was to become exercisable in 2011. However, the Company agreed to purchase this 16% for an initial payment of $650, together with the potential of two additional payments of $75 each based upon client retention targets. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in identifiable intangible assets of $190 and goodwill of $385. The identifiable intangibles will be amortized on a straight line basis over five years. The intangibles and goodwill are tax deductible in future years.

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. Redscout is expected to expand the Company’s strategic consultancy services within the Strategic Marketing Services segment. The purchase price consisted of $4,021 in cash and $641 was paid in the form of 76,340 newly issued Class A shares of the Company. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008. In addition, the Company incurred approximately $35 of transaction related costs for a total purchase price of $4,697. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $1,275 and goodwill of $2,706 and is based on estimates of fair values and certain assumptions that the Company believes are reasonable. The intangibles and goodwill are tax deductible in future years.

On May 1, 2007, the Company’s 70.1% owned subsidiary, Northstar Research Holdings USA LP, acquired a 51% membership interest in Trend Core LLC (“TC”).  TC is a qualitative research firm with a specialty in the understanding of the merger of cultural trends and consumer needs with product innovation. TC is expected to expand the Company’s research capabilities within the Specialized Communication Services segment. The purchase price consisted of $103 in cash and related closing costs. In addition, the Company may be required to pay up to an additional $900 in cash to the sellers if TC achieves specified financial targets at certain specified times over the period ending April 30, 2011. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in an amortizable intangible asset of approximately $96 based on estimates of fair values and certain assumptions that the Company believes are reasonable. The intangible is tax deductible in future years.

On April 4, 2007, the Company acquired a 59% membership interest in HL Group Partners LLC (“HL”).  The Company intends to use up to 8% of the membership interests acquired for purposes of entering into a profits interest arrangement with other key executives of HL, or “Gen II” management. Gen II management will also have liquidity rights based on any appreciation of value over the original purchase price attributable to the profits interest. HL is a marketing strategy and corporate communications firm with a specialty in high end fashion and luxury goods. HL is expected to expand the Company’s creative talent within the Strategic Marketing Services segment. The purchase price consisted of $4,813 in cash, of which $4,493 was paid and $320 will be paid on April 4, 2008, and $1,000 was paid in the form of 128,550 newly-issued Class A shares of the Company. In addition, the Company incurred transaction costs of approximately $30 for a total purchase price of $5,843. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $2,154 and goodwill of $3,442 and is based on estimates of fair values and certain assumptions that the Company believes are reasonable. The intangibles and goodwill are tax deductible in future years.

On February 2, 2007, the Company, through its subsidiary Bryan Mills Group Ltd. (“Bryan Mills”), acquired 100% of the issued and outstanding shares of Iradesso Communications Corp., a Canadian financial communications firm. This acquisition provides the Company an opportunity to expand its business, in terms of productive talent, service offerings and geographic presence. The purchase price for this transaction included a cash payment equal to $342 and the issuance of shares in Bryan Mills representing 11.85% of the equity ownership in Bryan Mills, valued at $815. The Company incurred transaction costs of $40 for a total purchase price of $1,197. This cost has been assigned to an intangible asset relating to the value of the new employment agreement with the former owner of Iradesso Communications Corp. and will be amortized over a five year term. The intangible asset is tax deductible in future years.

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

On July 27, 2006, the Company settled a put option obligation for a fixed amount equal to $1,492, relating to the purchase of 4.3% of additional equity interests of Accent Marketing, LLC. The settlement of this put was satisfied by a cash payment of $424, plus the cancellation of an outstanding promissory note to the Company in a principal amount equal to $1,068. The purchase price was allocated as follows: $403 to identified intangibles, amortized over eight years and the balance of $1,089 as additional goodwill. The goodwill and intangibles are deductible for tax purposes. Following this transaction, the Company owns 93.7% of Accent Marketing, LLC.

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

On November 14, 2006, the Company through its subsidiary Zig Inc. purchased a 65% interest in Hadrian’s Wall Advertising, LLC for $550. Hadrian’s Wall Advertising, LLC is a creative advertising firm that was acquired to facilitate the expansion of the Zig Canada business into the US market. In addition the Company purchased an additional 0.2% of Zig Inc. for cash of $18 and 30,000 of the Company’s Stock Appreciation Rights (“SARs”), valued at $104, increasing the Company’s ownership interest in Zig, Inc. to 50.1%. The purchase price was allocated to goodwill of $18 and the value of the SARs was considered to be compensation expense and will be amortized over the vesting period of the SARs. Effective November 17, 2006, as a result of the additional share purchase, the Company has consolidated Zig Inc., which had previously been accounted for under the equity method.

On December 15, 2006, the Company and Accumark Communications Inc. amended its operating agreement to eliminate certain minority rights. As a result of this amendment, effective December 15, 2006, the Company has consolidated Accumark Communications Inc., which had previously been accounted for under the equity method.

5 .            Accrued and Other Liabilities

At September 30, 2007 and December 31, 2006, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $10,538 and $11,129, respectively.

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

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of approximately $27,000. Consideration was received in the form of cash of $20,000 and five additional annual payments of $1,000. In addition, the Company received a 7.5% equity interest in the newly formed entity acquiring SPI. The Company had initially recorded the present value of the five additional payments of $3,724 as other assets. In July 2007, the Company received an accelerated payment of $2,000 representing amounts originally due in 2010 and 2011. As a result of the receipt of this payment, the Company recorded interest income of $733 for the nine months ended September 30, 2007. Also included in Other Assets is the estimated value of the 7.5% equity interest received of $1,924. The results of operations of SPI during the three and nine months ended September 30, 2006 was a loss of $9,998 and $20,120, respectively. Included in such losses is an impairment charge of $11,607 and $19,498, respectively, which was based on the estimated net proceeds from the sale of SPI.

Based on the net proceeds and average borrowing rate, the Company has allocated interest expense to discontinued operations of $364 and $1,029 for the three and nine months ended September 30, 2006, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2006 was the following:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$20,860	$56,799
Depreciation expense and impairment charge	$11,607	$21,799

Operating loss	$(9,268)	$(18,008)
Other expense	$(491)	(1,958)
Income tax expense	$(239)	(154)
Net loss from discontinued operations	$(9,998)	$(20,120)

7.            Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss for the period	$(6,773)	$(12,909)	$(18,170)	$(28,546)
Foreign currency cumulative translation adjustment	$2,574	$(2,241)	$5,481	$(159)
Comprehensive loss for the period	$(4,199)	$(15,150)	$(12,689)	$(28,705)

8.           Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	September 30, 2007	December 31, 2006
Short-term debt	$—	$4,910
Revolving credit facility	25,631	45,000
8% convertible debentures (1)	45,235	38,613
Term loans	75,000	—
Notes payable and other bank loans	3,285	5,206
	149,151	93,729
Obligations under capital leases	2,750	1,725
	151,901	95,454
Less:
Revolving credit facility	—	45,000
Short-term debt	—	4,910
Current portions	1,777	1,177
Long term portion	$150,124	$44,367

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

The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments. At September 30, 2007, the unused portion of the total facility was $77,891.

At September 30, 2007 and December 31, 2006, the aggregate amount of outstanding checks (disclosed as “Short-term debt” in Current Liabilities on the balance sheet) was zero and $4,910, respectively.

The Company has classified the revolving credit facility of the Financing Agreement as a long term liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement”. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders under the Financing Agreement, and management believes that no such conditions will exist over the next twelve months. The weighted average interest rate on the outstanding debt under the Financing Agreement was 9.59% at September 30, 2007. The weighted average interest rate on the prior credit facility was 8.13% at December 31, 2006.

As of September 30, 2007, and December 31, 2006, $1,847 and $2,414 of the consolidated cash position is held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is available for use to reduce the Company’s indebtedness.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of C$14.00 ($14.07 as of September 30, 2007) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per C$1,000.00 ($1,005 as of September 30, 2007) principal amount of Debentures.

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

   9.           Shareholders’ Equity

During the nine months ended September 30, 2007, Class A share capital increased by $9,756, as the Company issued 999,767 Class A shares related to the exercise of stock options, vested restricted stock, and stock appreciation right awards. Additionally, during the nine months ended September 30, 2007, the Company issued 313,077 Class A shares, valued at $2,496 in connection with acquisitions and the settlement of a deferred acquisition consideration payment. During the nine months ended September 30, 2007 “Additional paid-in capital” decreased by $424, of which $5,135 related to the exercise of stock appreciation right awards and stock options and $38 related to the resolution of a contingency based on the Company’s share price relating to a previous acquisition, offset by $4,749 related to an increase from stock-based compensation that was expensed during the same period.

In March 2007, the Company purchased 83,253 Class A shares for $660 from employees in connection with the required tax withholding resulting from the vesting of restricted stock. In addition, during the third quarter of 2007, the Company received 10,595 Class A shares valued at $105 in connection with a partial repayment of a note receivable from the Company’s Chief Executive Officer.

10.           Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other income	$495	$98	$334	$417
Foreign currency transaction losses (b)	(3,629)	(400)	(7,070)	(99)
Gain (loss) on sale/recovery of assets (a)	(12)	927	1,823	1,379
	$(3,146)	$625	$(4,913)	$1,697

(a) On April 17, 2007, the Company sold the plane that was acquired in connection with the Zyman acquisition for consideration equal to $6,368. In connection with the sale, the Company repaid the loan relating to the plane in an amount equal to $5,001 and recorded a gain on the sale of $1,846.

(b) During the three and nine months ended September 30, 2007, the Company has recorded unrealized foreign currency transaction losses of $3,629 and $7,070, respectively, representing the weakening in the US dollar compared to the Canadian dollar primarily on its intercompany balances. For the three and nine months ended September 30, 2006, the Company had recorded unrealized foreign currency transaction losses of $400 and $99, respectively, representing the weakening in the US dollar compared to the Canadian dollar primarily on its intercompany balances.

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

In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating business and as a result incurred a goodwill impairment charge of $4,475. During the three and nine months ended September 30, 2007, the Company incurred operating losses, excluding the goodwill impairment charge, of $808 and $4,256, respectively, relating to MFP.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$79,110	$29,885	$31,055	$—	$140,050

Cost of services sold	47,252	21,841	21,760	—	90,853

Office and general expense	18,358	5,224	6,079	6,972	36,633

Depreciation and amortization	7,143	1,680	1,429	244	10,496

Operating Profit/(Loss)	6,357	1,140	1,787	(7,216)	2,068

Other Expense:
Other expense, net					(3,146)
Interest expense, net					(3,472)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(4,550)
Income tax recovery					2,816

Income from continuing operations before equity in affiliates and minority interests					(1,734)
Equity in earnings of non-consolidated affiliates					124
Minority interests in income of consolidated subsidiaries	(4,172)	(42)	(949)	—	(5,163)

Net Loss					$(6,773)

Supplemental Segment Information:
Non cash stock based compensation	$306	$—	$(7)	$1,574	$1,873
Capital expenditures	$3,355	$3,835	$297	$19	$7,506
Goodwill and intangibles	$187,823	$29,385	$42,633	$—	$259,841
Total assets	$326,502	$72,126	$102,807	$15,653	$517,088

Three Months Ended September 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$58,890	$20,934	$21,298	$—	$101,122

Cost of services sold	26,948	15,147	15,055	—	57,150

Office and general expenses	22,053	4,549	5,103	4,961	36,666

Depreciation and amortization	4,945	1,240	449	62	6,696

Operating Profit/(Loss)	4,944	(2)	691	(5,023)	610

Other Income (Expense):
Other income					625
Interest expense, net					(3,180)

Income from continuing operations before income taxes, equity in affiliates and minority interests					(1,945)
Income tax recovery					685

Loss from continuing operations before equity in affiliates and minority interests					(1,260)
Equity in earnings of non-consolidated affiliates					129
Minority interests in income of consolidated subsidiaries	(1,370)	11	(421)	—	(1,780)

Loss from continuing operations					(2,911)
Loss from discontinued operations					(9,998)

Net Loss					$(12,909)

Supplemental Segment Information:
Non cash stock based compensation	$128	$6	$—	$1,515	$1,649
Capital expenditures	$1,860	$5,307	$249	$78	$7,494

Nine Months Ended September 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$228,117	$79,134	$87,587	$—	$394,838

Cost of services sold	136,328	57,712	63,185	—	257,225

Office and general expenses	54,685	14,429	17,600	20,063	106,777

Depreciation and amortization	14,740	4,759	2,813	429	22,741

Goodwill impairment	—	—	4,475	—	4,475

Operating Profit/(Loss)	22,364	2,234	(486)	(20,492)	3,620

Other Expense:
Other expense, net					(4,913)
Interest expense, net					(8,734)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(10,027)
Income tax recovery					6,596

Loss from continuing operations before equity in affiliates and minority interests					(3,431)
Equity in earnings of non-consolidated affiliates					134
Minority interests in income of consolidated subsidiaries	(12,138)	(68)	(2,667)	—	(14,873)

Net Loss					$(18,170)

Supplemental Segment Information:
Non cash stock based compensation	$797	$5	$—	$4,540	$5,342
Capital expenditures	$6,841	$6,350	$1,592	$187	$14,970

Nine Months Ended September 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$171,415	$60,747	$67,171	$—	$299,333

Cost of services sold	85,336	44,554	47,900	—	177,790

Office and general expenses	54,186	11,882	14,257	17,347	97,672

Depreciation and amortization	13,697	3,429	1,310	159	18,595

Operating Profit/(Loss)	18,196	882	3,704	(17,506)	5,276

Other Income (Expense):
Other income					1,697
Interest expense, net					(7,815)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(842)
Income tax recovery					1,751

Income from continuing operations before equity in affiliates and minority interests					909
Equity in earnings of non-consolidated affiliates					630
Minority interests in income of consolidated subsidiaries	(8,047)	(27)	(1,891)	—	(9,965)

Loss from continuing operations					(8,426)
Loss from discontinued operations					(20,120)

Net Loss					$(28,546)

Supplemental Segment Information:
Non cash stock based compensation	$619	$18	$2,338	$4,006	$6,981
Capital expenditures	$7,774	$9,926	$820	$271	$18,791

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2007	$112,225	$24,524	$3,301	$140,050
2006	$85,215	$13,655	$2,252	$101,122
Nine Months Ended September 30,
2007	$319,556	$66,531	$8,751	$394,838
2006	$253,879	$41,275	$4,179	$299,333

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2007, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of $143,044 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $28,132 by the issuance of share capital. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. In October and November 2007, the Company and the other equity holders of kirshenbaum bond + partners LLC and Crispin Porter & Bogusky LLC agreed to an accelerated exercise of the Company’s existing call options that were otherwise exercisable in December 2007 and 2008. These call options  represent approximately $70,113 of the aggregate estimate above. See Note 14.

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at September 30, 2007, would be owed by the Company in 2007.

Natural Disasters.    Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the nine months ended September 30, 2007 and 2006, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.    The Company has commitments to fund $322 in two investment funds over a period of up to two years. At September 30, 2007, the Company has issued $6,478 of undrawn outstanding letters of credit.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3,500 upon execution of the Services Agreement, which was expensed during the second quarter of 2007.  Mr. Nadal used a portion of the proceeds of this fee to repay to the Company the $2,678 (C$3,000) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable resulted in a one-time recovery of $2,678, which was included in operating income in the second quarter of 2007. In addition, during July and September 2007, Mr. Nadal repaid an additional $236 of other previously reserved notes receivable. As a result of these transactions above, operating income for the nine months ended September 30, 2007 was adversely impacted by $586.

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

14.          Subsequent Events

On October 18, 2007, the Company acquired the remaining 40% equity interest in kirshenbaum bond + partners LLC, (“KBP”) from KBP Management Partners LLC (“Minority Holder”). The purchase price consisted of an initial payment of approximately $12,254 in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $2,901. In addition, the Company expects to pay a contingent amount to the Minority Holder in 2009 and 2010, based on KBP’s financial performance in 2008 and 2009. These additional contingent payments will be calculated in accordance with KBP’s existing limited liability company agreement. In connection with this acquisition, certain key executives of KBP agreed to extend the terms of their existing employment agreements and received grants of restricted stock of the Company valued at $250 in the aggregate. These equity grants vest over a three year period. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in 2008. The allocation of the cost of this acquisition to the fair value of net assets acquired is estimated to result in 100% of the cost being allocated to identifiable intangible assets. Approximately $2,711 of the cost is expected to be amortized over a six and one-half month period, and the balance of approximately $11,783 is expected to be amortized over a five year period. The value of the restricted stock grants will be amortized over a three year period. In addition, in October 2007, the Company will incur a non-cash stock based compensation charge of approximately $2,627 resulting from a portion of the purchase price being paid by the Minority Holder to certain employees of KBP pursuant to an existing phantom equity plan between those employees and the Minority Holder. A similar type of charge will be incurred if and when any contingent payments are made in 2009 and 2010.

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain minority holders. The purchase price consisted of a payment of approximately $22,561 in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5,600. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in December 2007 and in April 2008. The Company currently consolidates CPB as a Variable Interest Entity (“VIE”). As a result of this step acquisition, the Company will now consolidate CPB as a majority owned subsidiary. The allocation of the cost of this acquisition to the fair value of net assets acquired is estimated to result in 100% of the cost being allocated to identifiable intangible assets. Approximately $2,000 of the cost is expected to be amortized over a five month period and the balance of approximately $2,796 is expected to be amortized over a five year period.

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2007 and 2006, and the financial condition of the Company as of September 30, 2007. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2006 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are three reportable operating segments: Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions. During the fourth quarter of 2006, the Company reclassified Margeotes Fertitta Powell, LLC (“MFP”) from the SMS segment to the SCS segment because MFP’s performance was not consistent with the other operating units of the SMS group. All prior periods have been recast to conform to the current year presentation.

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

Summary of Key Transactions

Sale of Secure Products International

On November 14, 2006, MDC completed the sale of its Secure Products International Group for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the Secure Products International Group (“SPI”). During 2006, the Company recorded an impairment loss of $19.5 million and a gain on a sale of $1.8 million. The results of operations of the SPI have been included in discontinued operations for the three and nine months ended September 30, 2006.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which was expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable resulted in a one-time recovery of $2.7 million, which was included in operating income in the nine months ended September 30, 2007. In addition, during July and September 2007, Mr. Nadal repaid an additional $0.2 million of other previously reserved notes receivable. As a result of these transactions above, operating income was adversely impacted by $0.6 million in the nine months ended September 30, 2007.

New Financing Agreement

On June 18, 2007, MDC and its material subsidiaries entered into a new $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. This facility replaced the Company’s existing $96.5 million credit facility that was originally expected to mature on September 21, 2007. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's existing credit facility. The obligations repaid totaled approximately $73.7 million. All of these repaid credit facilities have been terminated.

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

Separation Agreement

On July 23, 2007, the Company entered into a separation agreement and release with its former President and Chief Financial Officer. In connection with this agreement and related matters, the Company incurred charges of approximately $1.9 million in the third quarter of 2007. This charge represents all costs and expenses incurred as a consequence of this separation and for the hiring of a new CFO.

Results of Operations:
For the Three Months Ended September 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$79,110	$29,885	$31,055	$—	$140,050

Cost of services sold	47,252	21,841	21,760	—	90,853

Office and general expenses	18,358	5,224	6,079	6,972	36,633

Depreciation and amortization	7,143	1,680	1,429	244	10,496

Operating Profit/(Loss)	6,357	1,140	1,787	(7,216)	2,068

Other Income (Expense):
Other expense, net					(3,146)
Interest expense, net					(3,472)

Loss from operations before income taxes, equity in affiliates and minority interests					(4,550)
Income tax recovery					2,816

Loss from operations before equity in affiliates and minority interests					(1,734)
Equity in earnings of non-consolidated affiliates					124
Minority interests in income of consolidated subsidiaries	(4,172)	(42)	(949)	—	(5,163)

Net loss					$(6,773)

Supplemental Segment Information:
Non cash stock based compensation	$306	$—	$(7)	$1,574	$1,873
Capital expenditures:	3,355	3,835	297	19	7,506

Results of Operations:
For the Three Months Ended September 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$58,890	$20,934	21,298	—	$101,122

Cost of services sold	26,948	15,147	15,055	—	57,150

Office and general expenses	22,053	4,549	5,103	4,961	36,666

Depreciation and amortization	4,945	1,240	449	62	6,696

Operating Profit/(Loss)	4,944	(2)	691	(5,023)	610

Other Income (Expense):
Other income					625
Interest expense, net					(3,180)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(1,945)
Income tax recovery					685

Loss from continuing operations before equity in affiliates and minority interests					(1,260)
Equity in earnings of non-consolidated affiliates					129
Minority interests in income of consolidated subsidiaries	(1,370)	11	(421)	—	(1,780)

Loss from continuing operations					(2,911)
Loss from discontinued operations					(9,998)

Net Loss					$(12,909)

Supplemental Segment Information:
Non cash stock based compensation	$128	$6	$—	$1,515	$1,649
Capital expenditures	$1,860	$5,307	$249	$78	7,494

Results of Operations:
For the Nine Months Ended September 30, 2007
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$228,117	$79,134	$87,587	$—	$394,838

Cost of services sold	136,328	57,712	63,185	—	257,225

Office and general expenses	54,685	14,429	17,600	20,063	106,777

Depreciation and amortization	14,740	4,759	2,813	429	22,741

Goodwill impairment	—	—	4,475	—	4,475

Operating Profit/(Loss)	22,364	2,234	(486)	(20,492)	3,620

Other Income (Expense):
Other expense, net					(4,913)
Interest expense, net					(8,734)

Loss from operations before income taxes, equity in affiliates and minority interests					(10,027)
Income tax recovery					6,596

Loss from operations before equity in affiliates and minority interests					(3,431)
Equity in earnings of non-consolidated affiliates					134
Minority interests in income of consolidated subsidiaries	(12,138)	(68)	(2,667)	—	(14,873)

Net Loss					$(18,170)

Supplemental Segment Information:
Non cash stock based compensation	$797	$5	$—	$4,540	$5,342
Capital expenditures	6,841	6,350	1,592	187	14,970

Results of Operations:
For the Nine Months Ended September 30, 2006
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(recasted)		(recasted)
Revenue	$171,415	$60,747	$67,171	$—	$299,333

Cost of services sold	85,336	44,554	47,900	—	177,790
			14,257
Office and general expenses	54,186	11,882		17,347	97,672

Depreciation and amortization	13,697	3,429	1,310	159	18,595

Operating Profit/(Loss)	18,196	882	3,704	(17,506)	5,276

Other Income (Expense):
Other income					1,697
Interest expense, net					(7,815)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(842)
Income tax recovery					1,751

Income from continuing operations before equity in affiliates and minority interests					909
Equity in earnings of non-consolidated affiliates					630
Minority interests in income of consolidated subsidiaries	(8,047)	(27)	(1,891)	—	(9,965)

Loss from continuing operations					(8,426)
Loss from discontinued operations					(20,120)

Net Loss					$(28,546)

Supplemental Segment Information:
Non cash stock based compensation	$619	$18	$2,338	$4,006	$6,981
Capital expenditures	$7,774	$9,926	$820	$271	$18,791

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue was $140.1 million for the third quarter of 2007, representing an increase of $38.9 million or 38.5%, compared to revenue of $101.1 million in the third quarter of 2006. This revenue increase relates primarily to organic growth of $26.7 million, primarily resulting from net new business wins and additional revenues from existing clients in the United States. In addition, there was an increase of $5.2 million related to the consolidation of two entities in the third quarter of 2007, that were previously accounted for on the equity method of accounting in the third quarter of 2006. Acquisition related revenue growth was $5.3 million. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the third quarter of 2007, as compared to the third quarter of 2006, resulted in increased revenues of approximately $1.7 million.

Operating profit for the third quarter of 2007 was $2.1 million, compared to an operating profit of $0.6 million for the same quarter of 2006. The increase in operating profit was primarily the result of a $1.4 million increase in operating profit in the Strategic Marketing Services segment, as compared to the prior year quarter. In addition, operating profit in the Customer Relationship Management segment increased by $1.1 million and operating profit in the Specialized Communication Services segment increased by $1.1 million. This was partially offset by an increase in corporate operating expenses of $2.2 million during the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006. This increase was primarily due to approximately $1.9 million of costs associated with the separation agreement with the Company’s former President and CFO and the hiring of a new CFO, as well as an increase in corporate depreciation and amortization of $0.2 million.

The net loss from continuing operations for the third quarter of 2007 increased from $2.9 million in 2006 to $6.8 million in 2007. This increase in net loss of $3.9 million was primarily the result of an increase in other expenses of $3.8 million which includes a $2.8 million increase in unrealized losses on foreign currency transactions, increased minority interest of $3.4 million, additional net interest expense of $0.3 million. This was offset in part by increased operating profits of $1.5 million and an additional income tax recovery of $2.1 million.

Marketing Communications Group

Revenues for the third quarter of 2007 attributable to the Marketing Communications Group, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $140.1 million compared to $101.1 million in the third quarter of 2006, representing an increase of $38.9 million or 38.5%.

The components of revenue growth for the Marketing Communications Group for the third quarter of 2007 are shown in the following table:

	Revenue
	(in thousands)%
Three months ended September 30, 2006	$101,122
Organic	26,740	26.4%
Acquisitions	5,343	5.3%
Effect of accounting change	5,163	5.1%
Foreign exchange impact	1,682	1.7%
Three months ended September 30, 2007	$140,050	38.5%

The Marketing Communications Group had organic revenue growth of $26.7 million, or 26.4%, for the third quarter of 2007, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the United States. The consolidation of two entities in the third quarter of 2007, which was previously accounted for under the equity method of accounting in the third quarter of 2006, accounted for $5.2 million of the revenue increase in the third quarter of 2007. Acquisitions accounted for $5.3 million of revenue growth in the third quarter of 2007. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the third quarter of 2007, as compared to the third quarter of 2006, resulted in increased revenues of approximately $1.7 million.

The percentage of revenue by geographic region remained relatively consistent with the prior year quarter and is demonstrated in the following table:

	Revenue
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
US	80%	84%
Canada	18%	14%
UK and other	2%	2%

The operating profit of the Marketing Communications Group for the third quarter of 2007 increased by approximately $3.7 million, or 64.8%, to $9.3 million from $5.6 million. Operating margins were 6.6% for 2007 as compared to 5.6% for the third quarter of 2006. The increase in operating margin was primarily related to a decrease in office and general expenses (excluding staff costs) as a percentage of revenue from 16.6% in 2006 to 11.7% in 2007. This margin improvement was partially offset by an increase in direct costs as a percentage of revenue to 26.7% in 2007 from 23.1% in 2006, primarily attributable to increased reimbursed client related direct costs and an increase in depreciation and amortization as a percentage of revenue from 6.6% in 2006 to 7.3% in 2007. Included in 2006 office and general expenses was a charge of $1.9 million relating to the closure of one of our West Coast facilities and a $1.0 million write-off of related leasehold improvements which is included in depreciation and amortization. Excluding these charges, office and general expenses and depreciation and amortization as a percentage of revenue for the third quarter of 2006 would have been 14.7% and 5.5%, respectively.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the third quarter of 2007 were $79.1 million compared to $58.9 million in the third quarter of 2006. This increase of $20.2 million, or 34.3%, included organic revenue growth of approximately $13.0 million resulting from new client business wins, which was partially offset by client losses.  In addition, revenue increased by $1.9 million relating to the consolidation of Zig Inc. in the third quarter of 2007 as compared to the third quarter of 2006, when it was accounted for on the equity method of accounting. Acquisition related revenue contributed $4.8 million during the third quarter of 2007. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the third quarter of 2007, as compared to the third quarter of 2006, resulted in increased revenues of approximately $0.4 million.

The operating profit of SMS for the third quarter of 2007 was $6.4 million, compared to 2006 operating profit of $4.9 million. Operating margins were 8.0% for the third quarter of 2007, as compared to 8.4% for the third quarter of 2006. Office and general expenses (excluding staff costs) decreased as a percentage of revenue to 12.5% in the third quarter of 2007, from 18.9% in the prior year quarter. Depreciation and amortization increased as a percentage of revenue from 8.4% in 2006 to 9.0% in 2007. The increase in depreciation and amortization resulted from a change in the estimated amortization rate of customer lists. Included in 2006 office and general expenses was a charge of $1.9 million relating to the closure of one of our West Coast facilities and a $1.0 million write-off of related leasehold improvements, which is included in depreciation and amortization. Excluding these charges, office and general expenses and depreciation and amortization as a percentage of revenue for the third quarter of 2006 would have been 15.7% and 6.7%, respectively. Total staff costs as a percentage of revenue increased from 53.0% in 2006 to 56.1% in 2007, primarily from increased headcount. In addition, other direct costs increased as a percentage of revenue to 12.2% in 2007 as compared to 8.9% in 2006, primarily from an increase in reimbursed client related direct costs as a percentage of revenue.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the third quarter of 2007 were $29.9 million, an increase of $9.0 million or 43%, compared to $20.9 million reported for the third quarter of 2006. This growth was entirely organic and was due primarily to additional business from existing clients, in part as a result of the opening of a new customer care center in September 2007 and the opening of three additional customer care centers during 2006, offset by the closure of one customer care center, in August 2006.

The operating profit of CRM was approximately $1.1 million for the third quarter of 2007, as compared to nil in the third quarter of 2006. Operating margins were 3.8% for the third quarter of 2007 as compared to 0% in the third quarter of 2006. The increase in operating margin was primarily due to a decrease in total staff costs as a percentage of revenue from 21.3% in 2006, to 19.8% in 2007, and a decrease in office and general expenses as a percentage of revenue from 12.6% to 9.4%. This was partially offset by an increase in other direct costs as a percentage of revenue from 58.7% in 2006 to 59.7% in 2007.

Specialized Communication Services (“SCS”)

SCS generated revenues of $31.1 million for the third quarter of 2007, $9.8 million or 46% higher than revenue of $21.3 million in the third quarter of 2006. This was primarily due to organic revenue growth of $4.8 million as a result of new business wins, offset by the closure of MFP. In addition, revenue increased by $3.2 million relating to the consolidation of an entity, Accumark Communications, Inc., previously accounted for on the equity basis. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the third quarter of 2007, as compared to the third quarter of 2006, resulted in increased revenues of approximately $1.3 million. Acquisition related revenue accounted for $0.5 million of the revenue growth.

The operating profit of SCS increased by $1.1 million to $1.8 million in the third quarter of 2007 from an operating profit of $0.7 million in the third quarter of 2006. Operating margins were 5.8% for the third quarter of 2007, as compared to 3.2% in the prior year period. The increase in operating margins results primarily from a decrease in total staff costs as a percentage of revenue from 51.8% in 2006 to 44.7% in 2007, coupled with a decrease in office and general expenses (excluding staff costs) as a percentage of revenue from 14.1% in 2006 to 11.8% in 2007. These positive impacts on operating margin were offset in part by an increase in other direct costs as a percentage of revenue to 32.0% in 2007 from 27.6% in 2006, as well as an increase in depreciation and amortization as a percentage of revenue to 4.6% in 2007 as compared to 2.1% in 2006. Excluding the results of MFP in 2007 and 2006, operating income would have been $2.6 million and $1.6 million, respectively, and operating margins would have been 8.4% and 7.4%, respectively.

Corporate

Corporate operating expenses for the third quarter of 2007 increased by $2.2 million to $7.2 million from $5.0 million in the prior year quarter. The increase in corporate expenses is primarily due to $1.9 million of costs associated with the Company’s separation agreement with its former President and CFO and the hiring of a new CFO. In addition, depreciation and amortization increased by $0.2 million and the prior year quarter included a capital tax refund of $0.2 million. These increases in corporate costs were partially offset by a $0.2 million partial repayment of a note receivable from the Company’s Chief Executive Officer that the Company had previously provided a reserve against.

Net Interest Expense

Net interest expense for the three months ended September 30, 2007 was $3.5 million, $0.3 million higher than the $3.2 million incurred during the same period of 2006. This increase was due to higher interest rates and higher average outstanding debt in 2007 relating to continuing operations. Interest income was $0.2 million for both the three months ended September 30, 2007 and 2006.

Other Income (Expense)

Other expense was $3.1 million in the third quarter of 2007, as compared to other income of $0.6 million in the third quarter of 2006. This $3.8 million decrease in income was due primarily to foreign currency transaction losses of $3.6 million in 2007 as compared to $0.4 million in 2006. In addition, in 2006 other income included a $1 million gain on the recovery of an asset as compared to a recovery of assets of $0.5 million in 2007.

Income Tax Recovery

The income tax recovery recorded in the third quarter of 2007 was $2.8 million as compared to a $0.7 million income tax recovery recorded in the third quarter of 2006. The Company’s 2007 and 2006 effective tax rate was different than the statutory tax rate due to minority interest income which is not subject to tax and non-deductible non-cash stock based compensation charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority interest holders are responsible for taxes on their share of the operating units’ profits.

Minority Interests

Minority interest in income of consolidated subsidiaries was $5.2 million for the third quarter of 2007, an increase of $3.4 million from the $1.8 million of minority interest in income of consolidated subsidiaries incurred during the third quarter of 2006. This increase was due primarily to an increase in profitability in subsidiaries within the SMS and SCS operating segments that are not owned 100%.

Discontinued Operations

Loss from discontinued operations was $10.0 million for the third quarter of 2006 and relates to the operations of SPI, which was sold in 2006. Included in the loss was a $11.6 million impairment charge, which was based on the net proceeds from the sale of SPI compared to the Company’s carrying value of SPI.

Net Loss

As a result of the foregoing, the net loss recorded for the third quarter of 2007 was $6.8 million, or a loss of $ (0.27) per diluted share, compared to the net loss of $12.9 million, or $ (0.54) per diluted share, reported for the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue was $394.8 million for the nine months ended September 30, 2007, representing an increase of $95.5 million or 31.9%, compared to revenue of $299.3 million in the nine months ended September, 2006. This revenue increase relates primarily to organic growth of $70.3 million, primarily resulting from net new business wins and additional revenues from existing clients in the United States. There was also an increase of $15.8 million related to the consolidation of three entities in the nine months ended September 30, 2007 that were previously accounted for on the equity method of accounting in the nine months ended September 30, 2006. In addition, acquisitions accounted for $7.3 million of the revenue increase, and a weakening of the U.S. dollar versus the Canadian dollar and British pound during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, resulted in increased revenues of approximately $2.1 million.

Operating profit for the nine months ended September 30, 2007 was $3.6 million, compared to an operating profit of $5.3 million for the same period of 2006. The decrease in operating profit was primarily the result of an operating loss of $0.5 million in the Specialized Communication Services segment for the nine months ended September 30, 2007 as compared to an operating profit of $3.7 million in the prior year period. This operating loss of $0.5 million in the SCS segment for the nine months ended September 30, 2007 was due primarily to a goodwill impairment charge of $4.5 million. Corporate operating expenses increased by $3.0 million to $20.5 million during the nine months ended September 30, 2007 from $17.5 million during the same prior year period, primarily due to approximately $1.9 million of costs associated with the separation agreement with the Company’s former President and Chief Financial Officer and the hiring of a new Chief Financial Officer, as well as a net $0.6 million charge relating to the new management services agreement with the Company’s CEO and increased non-cash stock based compensation of $0.5 million.  This was partially offset by a $4.2 million increase in operating profit in the Strategic Marketing Services Segment, as compared to the prior year. In addition, operating profit in the Customer Relationship Management Segment increased by $1.4 million.

The net loss from continuing operations for the nine months ended September 30, 2007 increased from $8.4 million in 2006 to $18.2 million in 2007, primarily the result of an increase in other expenses of $6.6 million, which includes an increase in unrealized foreign currency transaction losses of $6.2 million, increased interest expense of $1.9 million, decreased operating profit of $1.7 million, and increased minority interest expense of $4.9 million offset in part by an increase in the income tax recovery of $4.8 million.

Marketing Communications Group

Revenues for the nine months ended September 30, 2007 attributable to the Marketing Communications Group, which consists of three reportable segments - Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $394.8 million compared to $299.3 million in the nine months ended September 30, 2006, representing an increase of $95.5 million or 31.9%.

The components of revenue growth for the Marketing Communications Group, for the first nine months of 2007 are shown in the following table:

	Revenue
	(in thousands)%
Nine months ended September 30, 2006	$299,333
Organic	70,284	23.5%
Acquisitions	7,287	2.4%
Effect of accounting change	15,830	5.3%
Foreign exchange impact	2,104	0.7%
Nine months ended September 30, 2007	$394,838	31.9%

The Marketing Communications Group had organic revenue growth of $70.3 million, or 23.5%, for the nine months ended September 30, 2007, primarily attributable to net new business wins and additional revenues from existing clients, particularly in the United States. The consolidation of three entities in the nine months ended September 30, 2007, which were previously accounted for under the equity method of accounting in the nine months ended September 30, 2006, accounted for $15.8 million of the increase. Acquisitions accounted for $7.3 million of revenue growth in the nine months ended September 30, 2007. In addition, a weakening of the U.S. dollar versus the Canadian dollar and British pound during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, resulted in increased revenues of approximately $2.1 million.

The percentage of revenue by geographic region remained relatively consistent with the prior year period and is demonstrated in the following table:

	Revenue
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
US	81%	85%
Canada	17%	14%
UK and other	2%	1%

The operating profit of the Marketing Communications Group for the nine months ended September 30, 2007 increased by approximately $1.3 million, or 5.8%, to $24.1 million from $22.8 million. Operating margins decreased by 1.5% and were 6.1% for the nine months ended September 30, 2007 as compared to 7.6% for the nine months ended September 30, 2006. A goodwill impairment charge of $4.5 million accounted for 1.1% of the decrease in operating margin. Included in operating profits in 2006 was a termination payment of $5.3 million received in connection with the termination by a client of their engagement with a subsidiary of the Company. In addition, 2006 included a non-cash stock based compensation charge of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC. These two items had a net positive impact on operating margins of 0.9% in 2006. Staff costs as a percentage of revenues decreased from 47.9% in 2006 to 46.9% in 2007. In addition, occupancy and administrative costs decreased from 11.6% of revenue in 2006 to 8.7% of revenue in 2007,

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the nine months ended September 30, 2007 were $228.1 million compared to $171.4 million in the nine months ended September 30, 2006. This increase of $56.7 million or 33.1% included organic revenue growth of approximately $42.0 million resulting from new client business wins which was partially offset by client losses. In December 2005, one of the SMS’ businesses client’s terminated their engagement, and as a result, that business received $5.3 million in termination payments during the nine months ended September 30, 2006.  In addition, revenue also increased by $7.5 million relating to the consolidation of two entities, Zig Inc. and Mono Advertising, LLC, previously accounted for on the equity basis. Acquisitions accounted for $6.8 million of revenue growth in the nine months ended September 30, 2007.

The operating profit of SMS for the nine months ended September 30, 2007 and 2006 was $22.4 million and $18.2 million, respectively, while operating margins were 9.8% for the nine months ended September 30, 2007 as compared to 10.6% in the nine months ended September 30, 2006. Excluding the receipt of the termination payment noted above, 2006 operating profit would have been $12.9 million with operating margins of 7.9%. Total staff costs as a percentage of revenue increased from 55.0% in 2006 to 55.6% in 2007. Excluding the termination payment, staff costs as a percentage of revenue in 2006 would have been 56.8%. Office and general expenses increased due to additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other business units but as a percentage of revenue occupancy and administrative costs decreased from 17.6% in 2006 to 13.8% in 2007. Depreciation and amortization represented 8.0% and 6.5% of revenue during the nine months ended September 30, 2006 and 2007, respectively, as certain intangibles resulting from the Zyman acquisition were fully amortized during 2006. During 2007, amortization expense increased from a change in the estimated amortization rate of customer lists. These positive impacts to operating margin were offset in part by an increase in reimbursed client related direct costs as a percentage of revenue.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the nine months ended September 30, 2007 were $79.1 million, an increase of $18.4 million or 30.3% compared to the $60.7 million reported for the nine months ended September 30, 2006. This growth was entirely organic and was due primarily to additional business from existing clients, in part as a result of opening a new customer care center in September 2007 and the opening of three additional customer care centers during 2006, offset by the closure of one customer care center, in August 2006.

The operating profit of CRM was approximately $2.2 million for the nine months ended September 30, 2007 as compared to $0.9 million in 2006. Operating margins were 2.8% for the nine months ended September 30, 2007 and 1.5% for the nine months ended September 30, 2006. The increase in operating margins is due primarily to a decrease in cost of services sold due to reduced employee turnover.

Specialized Communication Services (“SCS”)

SCS generated revenues of $87.6 million for the nine months ended September 30, 2007, $20.4 million or 30.4% higher than revenue of $67.2 million in the nine months ended September 30, 2006. This increase was primarily due to revenue of $9.9 million relating to organic growth as a result of new business wins offset by the loss of several significant clients, primarily at MFP, and revenue of $8.3 million relating to the consolidation of an entity, Accumark Communications, Inc., previously accounted for on the equity basis. In addition, a weakening of the US dollar versus the Canadian dollar and British pound during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, resulted in increased revenues of approximately $1.6 million. Acquisition related revenue growth was $0.5 million.

The operating profit of SCS decreased by $4.2 million to an operating loss of $0.5 million in the nine months ended September 30, 2007, from an operating profit of $3.7 million in the nine months ended September 30, 2006. This decrease was due primarily to a goodwill impairment charge of $4.5 million in 2007 offset by a non-cash stock based compensation charge of $2.3 million in 2006 relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC (“Source”). Excluding the operating results of MFP and the related goodwill impairment, 2007 operating income would have been $8.2 million with operating margins of 9.7%. Excluding the operating results of MFP and the Source non-cash stock based compensation charge, 2006 operating income would have been $8.5 million with operating margins of 14.7%. Staff costs excluding MFP and the Source non-cash stock based compensation charge as a percentage of revenue decreased to 45.6% in 2007 from 46.3% in 2006. The decrease in operating margins is primarily a result of the timing of when expected client projects will begin and when they will be completed. Additionally, the decrease in operating margins were negatively impacted by increases in other direct costs as a percentage of revenue, primarily increased reimbursed client related direct costs as a percentage of revenue.

Corporate

Operating expenses for the nine months ended September 30, 2007 increased by $3.0 million to $20.5 million from $17.5 million in the prior year period. The increase in corporate expenses is primarily due to the $1.9 million of costs associated with the Company’s separation agreement with its former President and Chief Financial Officer (“CFO”) and the hiring of a new CFO, and the net $0.6 million impact of the renewal of the CEO management services agreement. In addition, non-cash stock based compensation increased by $0.5 million and depreciation and amortization increased by $0.3 million. These increases were partially offset by a decrease in cash compensation and benefits of $0.3 million.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2007 was $8.7 million, $0.9 million higher than the $7.8 million incurred during the same period of 2006. Interest expense increased $1.9 million in the nine months ended September 30, 2007 compared to the same period of 2006 due to the write-off of deferred financing costs of $0.6 million relating to the Company’s prior credit facility, as well as higher interest rates and higher average outstanding debt in 2007. Interest income was $1.4 million for the nine months ended September 30, 2007 as compared to $0.4 million in the same period of 2006. This increase was primarily due to the interest income recognized from the acceleration of payments received in July 2007 related to the sale of SPI, originally due to be received in 2010 and 2011.

Other Income (Expense)

Other (expense) increased by $6.6 million and was an expense of $4.9 million in the nine months ended September 30, 2007 as compared to other income of $1.7 million in the nine months ended September 30, 2006, due primarily to an increase in foreign currency transaction losses of $7.1 million in 2007 as compared to $0.1 million in 2006. In addition, during the nine months ended September 30, 2007, the Company recognized a gain on the sale/recovery of assets of $1.8 million, primarily related to the sale of a plane acquired in the Zyman acquisition, as compared to a gain on the sale/recovery of assets of $1.4 million in 2006.

Income Tax Recovery

The income tax recovery recorded in the nine months ended September 30, 2007 was $6.6 million as compared to $1.8 million in the nine months ended September 30, 2006. The Company’s effective tax rate was different than the statutory tax rate due to minority interest income which is not subject to tax and non-deductible non-cash stock based compensation charges in both the 2007 and 2006 first quarter.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority interest holders are responsible for taxes on their share of the profits.

Minority Interests

Minority interest in income of consolidated subsidiaries was $14.9 million for the nine months ended September 30, 2007, up $4.9 million from the $10.0 million of minority interest in income of consolidated subsidiaries incurred during the nine months ended September 30, 2006, due primarily to an increase in profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned.

Discontinued Operations

Loss from discontinued operations was $20.1 million for the nine months ended September 30, 2006 and relates to the operations of SPI, which was sold in 2006. Included in the $20.1 million loss was a $19.5 million impairment charge which was based on the expected net proceeds from the sale of SPI compared to the Company’s carrying value of SPI.

  Net Loss

As a result of the foregoing, the net loss recorded for the nine months ended September 30, 2007 was $18.2 million, or a loss of $ (0.74) per diluted share, compared to the net loss of $28.5 million, or $ (1.19) per diluted share, reported for the nine months ended September 30, 2006.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2007	As of and for the nine months ended September 30, 2006	As of and for the year ended December 31, 2006
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$7,089	$4,592	$6,591
Working capital (deficit)	$(6,843)	$(107,183)	$(105,039)
Cash (used in) provided by operating activities	$(23,803)	$5,664	$39,705
Cash used in investing activities	$(19,545)	$(24,505)	$(14,315)
Cash (provided by) used in financing activities	$45,280	$(10,884)	$(31,597)
Long-term debt to shareholders’ equity ratio	1.26	1.04	0.37
Fixed charge coverage ratio	N/A	1.07	1.31
Fixed charge coverage deficiency	$9,759	N/A	N/A

As of September 30, 2007, and December 31, 2006, $1.8 million and $2.4 million of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness.

Working Capital

At September 30, 2007, the Company had a working capital deficit of $6.8 million, compared to a deficit of $105.0 million at December 31, 2006. The increase in working capital is primarily due to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets, as well as classification of the revolving credit facility under the new Financing Agreement as a long-term liability as of September 30, 2007 as compared to a short-term liability at December 31, 2006.

At December 31, 2006, included in current liabilities is the outstanding borrowings under the Company’s former credit facility of $45.0 million. See Long-term Debt below.

The Company intends to maintain sufficient availability of funds under the new Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow used in operations, including changes in non-cash working capital, for the nine months ended September 30, 2007 was $23.8 million. This was attributable primarily to a net operating loss of $18.2 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $30.5 million, an increase in accounts receivable of $20.2 million, a decrease in advance billings of $5.9 million and an increase in prepaid and other current assets of $2.6 million. This use of cash was partially offset by depreciation and amortization, a goodwill impairment charge and non-cash stock compensation of $33.9 million, a decrease in expenditures billable to clients of $14.2 million and a foreign exchange impact of $8.2 million. Cash provided by continuing operations was $3.6 million in the nine months ended September 30, 2006 and was primarily reflective of a net loss from continuing operations of $8.4 million plus non-cash depreciation and amortization and stock based compensation of $26.6 million, an increase in accounts payable, accruals and other liabilities of $14.4 million and an increase in advance billings of $17.1 million, partially offset by an increase in accounts receivable of $17.4 million, expenditures billable to clients of $23.3 million and $3.3 million in deferred income taxes. Discontinued operations provided cash of $2.1 million in the nine months ended September 30, 2006.

Investing Activities

Cash flows used in investing activities were $19.5 million for the nine months ended September 30, 2007, compared with $24.5 million in the nine months ended September 30, 2006.

Expenditures for capital assets in the nine months ended September 30, 2007 were $15.0 million. Of this amount, $6.8 million was incurred by the SMS segment, $6.4 million was incurred by the CRM segment and $1.6 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.2 million related to the purchase of corporate assets, primarily software. In the nine months ended September 30, 2006, capital expenditures totaled $18.8 million, of which $7.8 million was incurred by the SMS segment, $9.9 million was incurred by the CRM segment and $0.8 million was incurred by the SCS segment, which expenditures consisted primarily of leasehold improvements, computer and switching equipment, and $0.3 million related to the purchase of corporate assets.

Cash flow used in acquisitions was $12.5 million in the nine months ended September 30, 2007, and primarily related to the Company’s investments in the HL Group, Redscout, Iradesso Communications Corp. and payments for deferred acquisition consideration. The Company also received proceeds from the sale of assets of $8.4 million in 2007, primarily related to the sale of a plane acquired in the acquisition of Zyman. In the nine months ended September 30, 2006, cash flow used in acquisitions was $5.2 million and primarily related to the settlement of put obligations and deferred acquisition consideration.

Distributions received from non-consolidated affiliates amounted to $0.5 million for the nine months ended September 30, 2006.

Discontinued operations used cash of $1.6 million in 2006 relating to capital asset purchases.

Financing Activities

During the nine months ended September 30, 2007, cash flows provided by financing activities amounted to $45.3 million, and primarily consisted of $100.6 million of proceeds from the new Financing Agreement, which was partially offset by the $45.0 million repayment of the old credit facility, $10.6 million of net repayments of long-term debt and bank borrowings, and the payment of $3.9 million of deferred financing costs relating to the new Financing Agreement. The Company also received proceeds from a forgivable note payable amounting to $2.5 million relating to the opening of a new customer care center. In addition, the Company received $2.1 million of proceeds from the issuance of share capital resulting from the exercise of stock options. During the nine months ended September 30, 2006, cash flows provided from financing activities amounted to $10.9 million, and consisted primarily of borrowings under the prior credit facility of $11.8 million and proceeds from the issuance of share capital of $0.5 million, which was partially offset by repayments of long-term debt and bank borrowings of $0.7 million.

Discontinued operations used cash of $0.7 million in 2006, relating to payments under capital leases.

Long-Term Debt

On June 18, 2007, the Company and its material subsidiaries entered into a new $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent, and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. This facility replaced the Company’s existing $96.5 million credit facility that was originally expected to mature on September 21, 2007. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's existing credit facility. The obligations repaid totaled approximately $73.65 million. All of these repaid credit facilities have been terminated.

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

Long-term debt (including the current portion of long-term debt and the Financing Agreement) as of September 30, 2007 was $151.9 million, an increase of $56.4 million compared with the $95.5 million outstanding at December 31, 2006. The increase was primarily the result of borrowings under the Financing Agreement due primarily to seasonal shifts in the amounts billed to clients, and paid to suppliers, primarily media outlets and payments made for acquisitions and deferred acquisition payments and an increase in the Company’s 8% convertible debentures (payable in Canadian dollars) of $6.6 million due to the weakening of the US dollar compared to the Canadian dollar.

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended September 30, 2007, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

September 30, 2007
(000’s, except ratios)
Total Senior Leverage Ratio	2.34
Maximum per covenant	3.25

Fixed Charges Coverage Ratio	2.08
Minimum per covenant	1.20

Minimum earnings before interest, taxes and depreciation and amortization	$44,787
Minimum per covenant	$30,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Financing Agreement, as noncompliance with such covenants could have a material adverse effect on the Company.

Capital Resources

At September 30, 2007 the Company had utilized approximately $107.1 million of its Financing Agreement in the form of drawings and letters of credit. Cash and drawn available bank credit facilities to support the Company’s future cash requirements, as at September 30, 2007 was approximately $83.1 million.

The Company expects to use approximately $15.0 million net of landlord and other reimbursements for capital expenditures during 2007. Such capital expenditures are expected to include leasehold improvements and computer hardware and software at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Financing Agreement and, if required, by raising additional funds through the incurrence of bridge or other debt or the issuance of equity. Management believes that the Company’s cash flow from operations and funds available under the Financing Agreement will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has significant organic growth, the Company may need to obtain additional financing in the form of debt and/or equity financing upon fluctuations in working capital.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At September 30, 2007, there was $0.3 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $1.8 million of additional deferred purchase obligations could be triggered during 2007 or thereafter, which includes approximately $0.2 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

In October 2007, the Company and the owners of kirshenbaum bond + partners LLC agreed to an accelerated exercise of the Company’s call option that was otherwise exercisable in 2008. As a result, based on the various assumptions as to future operating results, management estimates that approximately $26.5 million of additional deferred purchase obligations could be triggered in 2009 and 2010, including approximately $6.6 million, which may be paid in the form of issuance by the Company of its Class A shares. See Note 14 in the condensed consolidated financial statements.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2007, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $143.0 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $28.1 million by the issuance of the Company’s Class A subordinate voting shares. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its credit facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $10.4 million of the estimated $143.0 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within 2007. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $23.3 million.

  In October and November 2007, the Company and the owners of interest of kirshenbaum bond + partners LLC and Crispin Porter & Bogusky LLC agreed to an accelerated exercise of the Company’s existing call options that were otherwise exercisable in December 2007 and 2008. As a result of this call approximately $70.1 million of the aggregate amount noted above has been exercised. See Note 14 to the condensed consolidated financial statements.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2007	2008	2009	2010	2011 & Thereafter	Total
	($ Millions)
Cash	$9.4	$34.0	$14.4	$38.2	$18.9	$114.9
Shares	1.0	8.3	4.4	10.4	4.0	28.1
	$10.4	$42.3	$18.8	$48.6	$22.9	$143.0	(1)
Operating income before depreciation and amortization to be received(2)	$3.0	$9.7	$1.8	$3.6	$5.2	$23.3
Cumulative operating income before depreciation and amortization(3)	$3.0	$12.7	$14.5	$18.1	$23.3		(5)

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

Debt Instruments. At September 30, 2007, the Company’s debt obligations consisted of amounts outstanding under a revolving credit facility and term loan. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate, and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $100.6 million under the financing agreement, as of September 30, 2007, a 1.0% increase or decrease in the weighted average interest rate, which was 9.59% during the three months ended September 30, 2007, would have an interest impact of approximately $1.0 million annually.

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

Effective June 28, 2005, the Company entered into a cross currency swap contract (“Swap”), a form of derivative, in order to mitigate the risk of currency fluctuations relating to interest payment obligations. The Swap contract provided for a notional amount of debt fixed at C$45.0 million and at $36.5 million, with the interest rates fixed at 8% per annum for the Canadian dollar amount and fixed at 8.25% per annum for the US dollar amount. On June 22, 2006, the Company settled this Swap.

Item 4.  Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving the Company’s control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         The information provided below describe a transaction that occurred during the third quarter of 2007 in which the Company issued shares of its Class A subordinate voting shares (“Class A Shares”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

(1)
During the third quarter of 2007, the Company issued 41,747 Class A Shares to the minority equity holder of Bruce Mau Holdings Ltd., an Ontario corporation, as part of a deferred payment in respect of the acquisition by the Company of a 50.1% ownership interest in Bruce Mau Holdings Ltd. in May  2004.  The Class A Shares were issued by the Company without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   Sellers of Bruce Mau Holdings Ltd. had access to all the documents filed by the Company with the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of August 20, 2007, between the Company and Stephen Pustil, as Vice Chairman.*

10.2	Employment Agreement, dated as of September 5, 2007, between the Company and Gavin Swartzman, as Managing Director.*

10.3	Form of Restricted Stock Grant Agreement (November 2007).*

10.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (November 2007).*

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

November 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of August 20, 2007, between the Company and Stephen Pustil, as Vice Chairman.*

10.2	Employment Agreement, dated as of September 5, 2007, between the Company and Gavin Swartzman, as Managing Director.*

10.3	Form of Restricted Stock Grant Agreement (November 2007).*

10.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (November 2007).*

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.