Form 10-K
period 2007-12-31
MDC PARTNERS INC
filed 2008-03-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 001 13178

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

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2007 was approximately $201 million, computed upon the basis of the closing sales price of the common stock on that date.

As of February 29, 2008, there were 27,059,117 outstanding shares of Class A subordinate voting shares without par value, and 2,503 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2008, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board,” “Outstanding Shares,” “Transactions with MDC Partners Inc.” and “Appointment of Independent Accountants”.

AVAILABLE INFORMATION

Information regarding the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (“SEC”). Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F. Street, N.E., Washington, DC 20549. Please call the SEC at 1 (800) SEC-0330 for further information on the public reference room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with effects of national and regional economic conditions;
•	the Company’s ability to attract new clients and retain existing clients;
•	the financial success of the Company’s clients;
•	the Company’s ability to retain and attract key employees;
•	the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” options rights and deferred acquisition consideration;
•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;
•	foreign currency fluctuations; and
•	risks arising from the Company’s historical stock option grant practices.

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under its current Financing Agreement and through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

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

MDC is a leading provider of marketing communications services to customers globally. MDC has operating units in the United States, Canada, Europe, Jamaica, Philippines and Mexico.

MDC’s subsidiaries provide a comprehensive range of marketing communications and consulting services, including advertising, interactive marketing, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, corporate identity, design and branding and other related services.

Part I — Business

MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing communications and strategic consulting services to their clients. MDC Partners strives to be a partnership of best in class marketing communications and consulting companies whose strategic, creative and innovative solutions are media-agnostic, challenge the status quo and achieve superior results for clients and stakeholders.

MDC’s Corporate Group ensures that MDC is the most Partner-responsive marketing services network through its strategic mandate to help Partner firms find clients, tuck under acquisitions, and talent, as well as cross-sell services and enhance their culture for innovation and growth. MDC ’s Corporate Group also works directly with Partner firms to expand their offerings through new strategic services, as well as leverage the collective expertise and scale of the partnership as a whole.

The MDC model is driven by three key elements:

Perpetual Partnership.  The perpetual partnership creates ongoing alignment of interests to drive performance. The perpetual partnership model functions by (1) identifying the ‘right’ Partners with a sustainable differentiated position in the marketplace; (2) creating the ‘right’ Partnership structure generally by taking a majority ownership position and leaving a substantial minority ownership position in the hands of operating management to incentivize long-term growth; (3) providing access to more resources and leverage the network’s, scale; and (4) delivering financial results.

Entrepreneurialism.  Entrepreneurial spirit is optimized by creating customized solutions to support and grow our businesses.

Human and Financial Capital.  The model balances accountability with financial flexibility to support growth.

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services (“SMS”)

The SMS segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, and sales promotion to national and global clients. The SMS segment is comprised of the following agencies: Allard Johnson; ACLC; Colle + McVoy; Crispin Porter + Bogusky; Fletcher Martin; HL Group Partners; kirshenbaum bond + partners; Mono Advertising; Redscout; VitroRobertson; Zig; and Zyman Group.

Customer Relationship Management (“CRM”)

The CRM segment, comprised of Accent Marketing Services, provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop each client’s customer base. This is accomplished primarily through sophisticated database management and analytical services and through customer care services using several domestic and two foreign-based customer care facilities to regional, national and global clients.

Specialized Communication Services (“SCS”)

The SCS segment includes marketing services firms that are generally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in selected marketing services. The services they provide include advertising, interactive marketing, sales promotion, direct marketing, media relations, design and branding, research, and corporate communications. The SCS segment is comprised of the following agencies: Accumark Communications, Bratskeir; Bruce Mau Design; Bryan Mills Iradesso; Company C; Computer Composition; Hello Design; henderson bas; Ito Partners; Northstar Research Partners; Onbrand; Source Marketing; TargetCom; Veritas Communications; and Yamamoto Moss Mackenzie.

Marketing Communications Equity and Cost Accounted Affiliates:

Adrenalina, LLC is accounted for under the equity method. Adrenalina is an agency focused on providing marketing services to the Hispanic market, and its marketing disciplines include: media agnostic advertising, retail and event marketing and consumer promotions. Cliff Freeman and Partners is accounted for under the cost method. Cliff Freeman provides a range of advertising and marketing communication services.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain Marketing Communications subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Off-Balance Sheet Commitments — Put Rights of Subsidiaries’ Minority Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC PARTNERS INC.

SCHEDULE OF CURRENT AND POTENTIAL MARKETING
COMMUNICATIONS COMPANY OWNERSHIP

Company	% Owned at 12/31/07	Year of Initial Investment	Put/Call Options
			2008	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
ACLC Inc	90.0%	1992	—	Note 1
Allard Johnson Communications Inc.	60.2%	1992	80.1%	Note 2
Colle & McVoy, LLC	95.0%	1999	—	Note 3
Crispin Porter & Bogusky, LLC	77.0%	2001	—	Note 4
Fletcher Martin, LLC	85.0%	1999	100.0%
HL Group Partners, LLC	52.0%	2007	—	Note 5
kirshenbaum bond & partners, LLC	100.0%	2004	—
Mono Advertising, LLC	49.9%	2004	—	Note 6
Redscout, LLC	60.0%	2007	—	Note 7
Vitro Robertson, LLC	84.0%	2004	—	Note 8
Zig Inc.	50.1%	2004	—	Note 9
Zyman Group, LLC.	62.1%	2005	—	Note 10
Customer Relationship Management
Accent Marketing Services, LLC	93.7%	1999	99.5%
Specialized Communication Services
Accumark Communications Inc.	55.0%	1993	—	Note 11
Bratskeir & Company, LLC	85.0%	2000	—	Note 12
Bruce Mau Design Inc.	50.1%	2004	—
Bryan Mills Iradesso Inc.	62.8%	1989	88.0%	Note 13
Company C Communications LLC	90.0%	2000	—	Note 14
Computer Composition of Canada Inc.	100.0%	1988	—
Hello Design, LLC	51.0%	2004	—
henderson bas partnership	65.0%	2004	100.0%
Ito Partners LLC	60.0%	2006	—	Note 15
Northstar Research Partners Inc.	72.4%	1998	—
Onbrand	85.0%	1992	—
Source Marketing, LLC	80.0%	1998	86.7%	Note 16
TargetCom, LLC	100.0%	2000	—
Veritas Communications Inc.	64.1%	1993	72.3%	Note 17
Yamamoto Moss Mackenzie	100.0%	2000	—
Equity Accounted:
Adrenalina, LLC	49.9%	2007	—	Note 18
Cost Accounted:
Cliff Freeman and Partners, LLC	19.9%	2004	—

Notes

(1)	MDC has the right to increase its ownership in ACLC Inc. through acquisitions of incremental interests, and the other interest holder has the right to put to MDC the same incremental interests, up to 95% of this entity in 2010 and up to 100% in 2012.
(2)	In January 2008, 9.9% of Allard Johnson Communications Inc. was put to MDC.

(3)	MDC has the right to increase its economic ownership in Colle & McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(4)	MDC has the right to increase its ownership in Crispin Porter & Bogusky, LLC (“CPB”) through acquisitions of incremental interests and the other interest holders have the right to put to MDC the same incremental interest up to 94% of this entity in 2010 and up to 100% in 2012.
(5)	MDC has the right to increase its ownership in HL Group Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 64% of this entity in 2012, up to 76% in 2013 and up to 88% in 2014.
(6)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 54.9% of this entity in 2010, up to 59.9% in 2011, up to 64.9% in 2012, up to 69.9% in 2013 and up to 74.9% in 2014.
(7)	MDC has the right to increase its ownership in Redscout, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 80% of this entity in 2012.
(8)	MDC has the right to increase its ownership in Vitro Robertson, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2011. MDC’s current economic interest is 100% of profits as its priority return is not expected to be exceeded.
(9)	MDC has the right to increase its ownership in Zig Inc. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 80% of this entity in 2009.
(10)	As of December 31, 2007, MDC’s economic interest in Zyman Group, LLC was 100% of profits as its priority return is not expected to be exceeded.
(11)	MDC, has the right to increase its ownership in Accumark Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 61.7% of this entity in 2010, up to 68.3% in 2011 and up to 75.0% in 2012. MDC’s current economic interest is 42%.
(12)	MDC has the right to increase its economic ownership in Bratskeir & Company LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 90% of this entity in 2010, up to 93% in 2012, up to 97% in 2013 and up to 100% in 2014.
(13)	MDC has the right to increase its ownership in Bryan Mills Iradesso, LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(14)	MDC has the right to increase its economic ownership in Company C Communications, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(15)	MDC has the right to increase its ownership in Ito Partners LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 80% of this entity in 2011.
(16)	MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up 93.4% of this entity in 2010 and 100% in 2012.
(17)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 75% of this entity in 2009, up to 78% in 2010, up to 86% in 2011 and up to 100% in 2012.
(18)	MDC has the right to increase its ownership in Adrenalina, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 61% of this entity in 2013, up to 72% in 2014 and up to 82% in 2015.

Highlights Since January 1, 2007

Since January 1, 2007, the following significant developments in MDC’s business have occurred.

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain minority holders. The purchase price consisted of a payment of approximately $22.6 million in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A shares valued at approximately $5.5 million. Following this transaction, the Company’s ownership in CPB is 77%.

On October 18, 2007, the Company acquired the remaining 40% equity interest in kirshenbaum bond & partners LLC, (“KBP”) from the founding partners. The purchase price consisted of an initial payment of approximately $12.3 million in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A shares valued at approximately $2.9 million. In addition, the Company expects to pay contingent amounts to the selling partners in 2009 and 2010, based on KBP’s financial performance in 2008 and 2009.

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. The purchase price consisted of $4.0 million in cash and $0.6 million was paid in the form of 76,340 newly issued Class A shares of the Company. Based on Redscout’s results in 2007, the Company expects to make an additional cash payment of $1.3 million and issue shares valued at $0.2 million during 2008. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008.

On April 4, 2007, the Company acquired a 59% membership interest in HL Group Partners LLC (“HL”). The Company intends to use up to 8% of the membership interests acquired for purposes of entering into a profits interest arrangement with other key executives of HL, or “Gen II” management. HL is a marketing strategy and corporate communications firm with a specialty in high end fashion and luxury goods. The purchase price consisted of $4.8 million in cash, of which $4.5 million was paid and $0.3 million will be paid on April 4, 2008, and $1 million was paid in the form of 128,550 newly-issued Class A shares of the Company.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to (a) the Company’s Marketing Communications Businesses, and (b) the geographic regions the businesses operate within, refer to Note 15 (Segmented Information) of the notes to the consolidated financial statements included in this Annual Report and to “Item 7. Management’s Discussion and Analysis” for further discussion.

Competition

In the competitive, highly fragmented marketing and communications industry, the Company’s operating companies compete for business with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s operating companies also faces competition from numerous independent agencies that operate in multiple markets. MDC’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among the operating companies through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs.

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

Industry Trends

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services are consuming a growing portion of marketing dollars. This is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, etc). The notion of a mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a different message and/or different, often non-traditional, channels of communication. Global marketers now seek innovative ideas wherever they can find them, providing new opportunities for small to mid-sized communications companies.

Clients

The Company serves clients in virtually every industry and in many cases the same clients in various locations. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis — Executive Overview” for a further discussion of MDC’s arrangements with its clients.

During 2007, 2006 and 2005, the Company’s largest client, Sprint, accounted for approximately 16.3%, 16.0% and 14.7% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 38%, 42% and 36% of 2007, 2006 and 2005 revenues, respectively.

Employees

As of December 31, 2007, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	1,636
Customer Relationship Management	4,318
Specialized Communication Services	581
Corporate	26
Total	6,561

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

The marketing communications services industry is cyclical and is subject to the negative effects of economic downturns. MDC’s advertising and marketing services subsidiaries and affiliates are also exposed to the risk of clients changing their business plans and/or reducing their marketing budgets. As a result, if the U.S., Canadian and European economies continue to weaken, our businesses, financial condition and operating results are likely to be negatively affected.

The loss of lines of credit under our Financing Agreement could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.

As of December 31, 2007, MDC had utilized approximately $120.4 million of its Financing Agreement in the form of borrowings and letters of credit. MDC uses amounts available under the Financing Agreement, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

The Company is currently in compliance with all of the terms and conditions of the Financing Agreement, and management believes that the Company will be in compliance with covenants over the next twelve months. If, however, events were to occur which result in MDC losing all or a substantial portion of its available credit under the Financing Agreement, MDC would be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options would be materially adversely affected.

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

MDC has identified, and corrected, improper practices relating to its historical option grant practice.

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

Goodwill may become impaired.

We have recorded a significant amount of goodwill in our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We annually test the carrying value of goodwill for impairment, as discussed in Note 2 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill relating to continuing operations is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

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

The Company maintains office space in many cities in the United States, Canada, and in the United Kingdom, Jamaica, Philippines and Mexico. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-US businesses are denominated in other than US dollars and are therefore subject to changes in foreign exchange rates.

Item 3. Legal Proceedings

MDC’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, MDC has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of MDC.

Item 4. Submission of Matters to a Vote of Security Holders

MDC's annual shareholders' meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is The Toronto Stock Exchange (symbol: “MDZ.A”). As of February 29, 2008, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported by the NASDAQ composite and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2007 and 2006 are as follows:

Nasdaq National Market

Quarter Ended	High	Low
	($ per Share)
March 31, 2006	9.50	6.06
June 30, 2006	9.60	7.75
September 30, 2006	9.00	6.80
December 31, 2006	8.06	6.79
March 31, 2007	9.47	7.02
June 30, 2007	9.11	7.59
September 30, 2007	11.18	8.61
December 31, 2007	11.52	8.31

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C $ per Share)
March 31, 2006	10.04	7.32
June 30, 2006	10.63	8.68
September 30, 2006	10.00	7.55
December 31, 2006	9.01	7.65
March 31, 2007	9.50	8.26
June 30, 2007	10.20	8.36
September 30, 2007	11.64	9.36
December 31, 2007	11.26	8.35

As of February 29, 2008, the last reported sale price of the Class A subordinate voting shares was $8.07 on NASDAQ and C$7.97 on the Toronto Stock Exchange.

Dividend Policy

MDC has not declared nor paid any dividends on its Class A subordinate voting shares since its incorporation in 1986. In addition, MDC’s Financing Agreement prohibits MDC from declaring and paying cash dividends. Accordingly, it is expected that no dividends will be paid by MDC on the Class A subordinate voting shares or the Class B shares in the foreseeable future. Any future payment of dividends will be determined by the board of directors of MDC Partners Inc. on the basis of MDC’s earnings, financial requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2007.

	Number of Securities to Be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	975,029	$11.14	1,111,622
Stock appreciation rights	10,647 (1)	$11.33	1,047,894
Not approved by stockholders:
None	—	—	—

(1)	Based on December 31, 2007 closing Class A subordinate voting share price on the Toronto Stock Exchange of C$9.65 ($9.74).

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of two million Class A shares. On June 1, 2007, the Company’s shareholders approved an amendment to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to three million Class A shares.

See also Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2007, the Company made no open market purchases of its Class A subordinate voting shares or its Class B shares. Pursuant to its Financing Agreement, the Company is currently restricted from repurchasing its shares.

During 2007, the Company’s employees surrendered 83,253 Class A shares valued at $0.7 million in connection with the required tax withholding resulting from the vesting of restricted stock. In addition, during 2007, the Company received 10,595 Class A shares valued at $0.1 million in connection with a partial repayment of a note receivable from the Company’s Chief Executive Officer. These 93,848 Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2007.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for the Company’s common stock is CIBC Mellon Trust Company. CIBC Mellon Trust Company operates a telephone information inquiry line that can be reached by dialing toll-free 1-800-387-0825 or 416-643-5500.

Correspondence may be addressed to:
MDC Partners Inc.
C/o CIBC Mellon Trust Company Corporate Trust Services
P.O. Box 7010 Adelaide Street
Postal Station Toronto, Ontario M5G 2M7

Item 6. Selected Financial Data

The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this annual report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$547,319	$412,207	$349,824	$234,094	$197,966
Operating profit	$23,015	$23,782	$22,312	$3,968	$8,787
Income (loss) from continuing operations	$(19,078)	$(8,723)	$(7,838)	$6,237	$28,449
Stock-based compensation included in income from operations	$10,217	$8,361	$3,272	$8,388	$6,182
Earnings (Loss) per Share
Basic
Continuing operations	$(0.76)	$(0.37)	$(0.34)	$0.29	$1.60
Diluted
Continuing operations	$(0.76)	$(0.37)	$(0.34)	$0.27	$1.38
Financial Position
Total assets	$520,698	$493,501	$507,315	$437,341	$321,539
Total debt	$164,754	$95,454	$123,149	$53,538	$150,142
Fixed charge coverage ratio	1.36	1.98	2.41	2.77	3.10

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2007

During the year ended December 31, 2007, MDC incurred $7.2 million of primarily non cash unrealized foreign exchange losses due to the weakening of the US dollar as compared to the Canadian dollar on its intercompany balances that are denominated in the US dollar.

Effective December 31, 2007, two of the Company’s operating subsidiaries, Margeotes Fertitta Powell, LLC (“MFP”) and Banjo Strategic Entertainment, LLC (“Banjo”), have been deemed discontinued operations. All periods have been restated to reflect these discontinued operations. See Note 10 of the notes to consolidated financial statements included herein.

Year Ended December 31, 2006

On November 14, 2006, MDC sold its Secure Products International Products division, and all periods have been restated to reflect these discontinued operations. See Note 10 of the notes to consolidated financial statements included herein.

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

MDC acquired interests in several marketing communication businesses in 2004, which contributed $56.1 million of revenue, $2.9 million of income from continuing operations and $120.6 million of assets.

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

Marketing Communications Businesses

Through its operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Mexico, Europe, Jamaica and the Philippines.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into a number of acquisition and disposal transactions during the 2005 to 2007 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 11 “Discontinued Operations” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Foreign Exchange Fluctuations.  MDC’s financial results and competitive position are primarily affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar, as described in Item 1A “Risk Factors — MDC’s results of operations are subject to currency fluctuation risks.” See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.” Further information is provided in “Foreign Currency Translation” in Note 2 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Year Ended December 31, 2007

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

Step-Up Acquisitions in Key Partners

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain minority holders. The purchase price consisted of a payment of approximately $22.6 million in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5.5 million. Following this transaction, the Company’s ownership in CPB is 77%.

On October 18, 2007, the Company acquired the remaining 40% equity interest in kirshenbaum bond & partners LLC (“KBP”). The purchase price consisted of an initial payment of approximately $12.3 million in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $2.9 million. In addition, the Company expects to pay contingent amounts to the selling minority holder in 2009 and 2010, based on KBP’s financial performance in 2007, 2008 and 2009.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which was expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable resulted in a one-time recovery of $2.7 million, which was included in operating income in the year ended December 31, 2007. In addition, during 2007, Mr. Nadal repaid an additional $0.5 million of other previously reserved notes receivable. As a result of these transactions above, operating income was adversely impacted by $0.4 million during the year ended December 31, 2007.

Separation Agreement

On July 23, 2007, the Company entered into a separation agreement and release with its former President and Chief Financial Officer. In connection with this agreement and related matters, the Company incurred charges of approximately $1.9 million during the year ended December 31, 2007. This charge represents all costs and expenses incurred as a consequence of this separation.

Year Ended December 31, 2006

Sale of Secure Products International

On November 14, 2006, MDC completed the sale of its Secure Products International Group for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the Secure Products International Group. As of December 31, 2007, MDC received $3 million of these annual payments and a dividend distribution equal to $0.8 million. During 2006, the Company recorded an impairment loss of $19.5 million and a gain on a sale of $1.8 million. The results of operations of the Secure Products International Group have been included in discontinued operations in 2006 and prior periods presented.

Year Ended December 31, 2005

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

Based on the Company’s investment in the Zyman Group, at December 31, 2007, the annual priority return is expected to be equal to approximately $12.7 million, with the minority owners receiving the next $7.9 million up to the “threshold” amount of $20.6 million. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). Based on Zyman Group’s results for 2007, the Company received less than its priority return from Zyman Group in 2007.

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

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005 are presented below:

	For the Year Ended December 31, 2007
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(Thousands of United States Dollars)
Revenue	$313,813	$112,958	$120,548	$—	$547,319
Cost of services sold	186,993	81,826	83,032	—	351,851
Office and general expenses	76,884	21,306	22,868	22,149	143,207
Depreciation and amortization	20,321	6,488	2,180	257	29,246
Operating Profit (Loss)	$29,615	$3,338	$12,468	$(22,406)	$23,015
Other Income (Expense):
Other income, net					3,065
Foreign exchange loss					(7,192)
Interest expense, net					(11,946)
Income from continuing operations before income taxes, equity in affiliates and minority interest					6,942
Income taxes					5,620
Income from continuing operations before equity in affiliates and minority interests					1,322
Equity in earnings of non-consolidated affiliates					165
Minority interests in income of consolidated subsidiaries	$(15,663)	$(122)	$(4,780)	$—	(20,565)
Loss from continuing operations					(19,078)
Loss from discontinued operations					(7,277)
Net loss					$(26,355)
Stock-based compensation	$5,194	$91	$489	$4,443	$10,217

	Restated for Discontinued Operations For the Year Ended December 31, 2006
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(Thousands of United States Dollars)
Revenue	$241,481	$84,917	$85,809	—	$412,207
Cost of services sold	118,018	61,419	57,479	—	236,916
Office and general expenses	71,589	16,531	15,165	$24,062	127,347
Depreciation and amortization	17,567	5,003	1,308	284	24,162
Operating Profit (Loss)	$34,307	$1,964	$11,857	$(24,346)	23,782
Other Income (Expense):
Other income, net					1,246
Foreign exchange gain					614
Interest expense, net					(10,698)
Income from continuing operations before income taxes, equity in affiliates and minority interest					14,944
Income taxes					7,120
Income from continuing operations before equity in affiliates and minority interests					7,824
Equity in earnings of non-consolidated affiliates					168
Minority interests in income of consolidated subsidiaries	$(13,077)	$(73)	$(3,565)	$—	(16,715)
Loss from continuing operations					(8,723)
Loss from discontinued operations					(24,816)
Net loss					$(33,539)
Stock-based compensation	$1,010	$24	$2,339	$4,988	$8,361

	Restated For Discontinued Operations For the Year Ended December 31, 2005
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(Thousands of United States Dollars)
Revenue	$203,944	$67,240	$78,640	$—	$349,824
Cost of services sold	97,316	51,913	52,204		201,433
Office and general expenses	54,810	10,427	13,068	25,138	103,443
Depreciation and amortization	17,892	3,578	804	362	22,636
Operating Profit (Loss)	$33,926	$1,322	$12,564	$(25,500)	22,312
Other Income (Expense):
Other income, net					729
Foreign exchange gain					80
Interest expense, net					(7,526)
Income from continuing operations before income taxes, equity in affiliates and minority interest					15,595
Income taxes					3,248
Income from continuing operations before equity in affiliates and minority interests					12,347
Equity in earnings of non-consolidated affiliates					1,402
Minority interests in income of consolidated subsidiaries	$(18,205)	$(84)	$(3,298)	$—	(21,587)
Loss from continuing operations					(7,838)
Loss from discontinued operations					(111)
Net loss					$(7,949)
Stock-based compensation	$519	$81	$—	$2,672	$3,272

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue was $547.3 million for the year ended 2007, representing an increase of $135.1 million, or 32.8%, compared to revenue of $412.2 million for the year ended 2006. This increase relates primarily to organic growth of $96.4 million, $19.8 million relating to the consolidation of three entities that were previously accounted for on the equity method and $12.7 million relating to acquisitions. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2007, resulted in increased revenues of $6.3 million.

Operating profit for the year ended 2007 was $23.0 million, compared to $23.8 million for the year ended 2006. The decrease in operating profit was primarily the result of a decrease in operating profit of $4.7 million in the Strategic Marketing Services (“SMS”) segment, partially offset by increases in operating profits of $1.4 million and $0.6 million within the Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $1.9 million.

During 2007, certain members of corporate management were permanently assigned and actively involved in the strategic planning of the various operating subsidiaries within each of the Marketing Communication business segments in an effort to maximize growth and profitability. As a result, during the year ended December 31, 2007, approximately $2.4 million, $0.3 million and $1.5 million of costs were allocated to the SMS, CRM, and SCS segments, respectively. The operating results of each of the operating segments are discussed in further details within Management’s Discussion and Analysis that follows.

The loss from continuing operations for 2007 was $19.1million, compared to $8.7 million in 2006. This increase in net loss of $10.4 million was primarily the result of an increase in other expenses of $7.2 million, which includes a $7.8 million increase in unrealized losses on foreign currency transactions, increased minority interest of $3.9 million, decreased operating profits of $0.8 million, partially offset by reduced income taxes of $1.5 million.

Marketing Communications Group

Revenues in 2007 attributable to the Marketing Communications Group, which consists of three reportable segments — Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $547.3 million compared to $412.2 million in 2006, representing a year-over-year increase of 32.8%.

The components of revenue growth for 2007 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2006	$412,207	—
Organic	96,381	23.4%
Effect of accounting change	19,753	4.8%
Acquisitions	12,653	3.1%
Foreign exchange impact	6,325	1.5%
Year ended December 31, 2007	$547,319	32.8%

The geographic mix in revenues was relatively consistent between 2007 and 2006 and is demonstrated in the following table:

	2007	2006
US	80%	84%
Canada	17%	14%
UK and other	3%	2%

The operating profit of the Marketing Communications Group decreased by approximately 5.6% to $45.4 million from $48.1 million. Operating margins decreased by 3.4% and were 8.3% for 2007 compared to 11.7% for 2006. The decrease in operating margin is primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 20.9% of revenue in 2006 to 25.8% of revenue in 2007 due to an increase in reimbursed client related direct costs. In addition, staff costs as a percentage of revenues increased from 45.7% in 2006 to 46.8% in 2007. This was offset in part by a decrease in occupancy and administrative costs as a percentage of revenue from 14.1% in 2006 to 11.9% in 2007 and a decrease in depreciation and amortization as a percentage of revenue from 5.8% in 2006 to 5.3% in 2007. Included in operating profits in 2006 was a termination payment of $5.3 million received in connection with the termination by a client of their engagement with a subsidiary of the Company.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2007 were $313.8 million compared to $241.5 million in 2006. The year-over-year increase of $72.3 million or 30.0% was attributable primarily to organic growth of $49.9 million as a result of net new business wins, $11.7 million of the increase related to the acquisitions of HL Group Partners and Redscout, LLC and $8.5 million related to the change in accounting for Zig Inc., and Mono Advertising, LLC, from the equity method of accounting in 2006 to consolidating them in 2007 for the full year. A weakening of the US dollar versus the Canadian dollar in 2007 compared to 2006 resulted in a $2.1 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS decreased by approximately 13.7% to $29.6 million in 2007 from $34.3 million in 2006, while operating margins decreased to 9.4% in 2007 from 14.2% in 2006. Excluding the receipt of the termination payment noted above, 2006 operating profit would have been $29.0 million with operating margins of 12.3%. The decrease in margin is primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 5.5% of revenue in 2006 to 11.7% of revenue in 2007 primarily due to an increase in reimbursed client related direct costs. Operating margins also decreased in 2007 by 0.8% due to the allocation of $2.4 million relating to the reassignment of certain members of corporate management to entities within this segment. Total staff costs as a percentage of revenue increased from 54.4% in 2006 to 56.7% in 2007. Excluding the termination payment, staff costs as a percentage of revenue in

2006 would have been 55.6%. In addition, staff costs increased in 2007 due to a $4.2 million increase in non-cash stock based compensation primarily as a result of a $2.6 million charge resulting from the acquisition of the remaining 40% equity interest in kirshenbaum bond + partners and other phantom equity plans at certain partner firms. Office and general expenses increased due to additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other partner firms but as a percentage of revenue occupancy and administrative costs decreased from 16.3% in 2006 to 13.3% in 2007. Depreciation and amortization represented 6.5% and 7.3% of revenues during 2007 and 2006, respectively, as certain intangibles resulting from the Zyman acquisition were fully amortized during 2006. During 2007, amortization expense increased from a change in the estimated amortization rate of customer lists.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2007 were $113.0 million, an increase of $28.1 million or 33.0% compared to the $84.9 million reported for 2006. This growth was entirely organic due primarily to higher volumes from existing clients in part as a result of the opening of a new customer care center in September 2007 and the opening of three additional customer care centers during 2006. Such growth was offset by the closure of one customer care center in August 2006.

Operating profit earned by CRM increased by approximately $1.3 million to $3.3 million for 2007 from $2.0 million for the previous year. Operating margins were 3.0% for 2007 as compared to 2.3% in 2006. The increase in margins is primarily due to a decrease in occupancy and administrative costs as a percentage of revenue from 11.0% in 2006 to 9.4% in 2007.

Specialized Communication Services (“SCS”)

SCS generated revenues of $120.5 million for 2007, $34.7 million or 40.5% higher than revenues of $85.8 million in 2006. The year-over-year increase was attributable primarily to organic growth of $18.4 million as a result of net new business wins, $11.2 million relating to the change in accounting for Accumark, Inc., from the equity method in 2006 to consolidating them in 2007 for the full year. A weakening of the US dollar versus the Canadian dollar and British pound in 2007 compared to 2006 resulted in a $4.2 million increase in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS increased by $0.6 million to $12.5 million in 2007, from an operating profit of $11.9 in 2006, with operating margins of 10.3% in 2007 compared to 13.8% in 2006. Included in 2006 was a non-cash stock based compensation charge of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC (“Source”). Excluding the Source non-cash stock based compensation charge, 2006 operating income would have been $14.2 million with operating margins of 16.5% compared to 10.3% in 2007. The decrease in operating margin in 2007 was due primarily to an increase in direct costs as a percentage of revenues from 25.9% in 2006 to 31.0% in 2007, primarily due to an increase in reimbursed client related direct costs. Operating margins also decreased in 2007 by 1.3% due to the allocation of $1.5 million relating to the reassignment of certain members of corporate management to entities within this segment. In addition, staff costs excluding the Source non-cash stock based compensation charge as a percentage of revenue increased to 45.2% in 2007 from 43.9% in 2006. Including the Source non-cash stock based compensation charge staff costs as a percentage of revenue in 2006 was 46.6%. This increase is a result of the timing of when expected clients’ projects will begin, while maintaining the appropriate staffing levels to properly service those projects.

Corporate

Operating costs related to the Company’s Corporate operations totaled $22.4 million in 2007 compared to $24.3 million in 2006. During 2007, certain members of corporate management were permanently assigned and actively involved in the strategic planning of the various operating subsidiaries within each of the Marketing Communication business segments in an effort to maximize growth and profitability. As a result, approximately $4.2 million of costs were allocated to the Marketing Communications segments. Excluding the allocation of these costs, corporate operating costs increased by $2.3 million. This increase in corporate expenses was a result of $1.9 million of costs associated with the Company’s separation agreement with its former President and Chief Financial Officer and the hiring of a new CFO, and the net $0.4 million impact of the renewal of the CEO management services agreement. In addition, non-cash stock based compensation increased by $1.0 million. These increases were partially offset by a reduction in insurance and professional fees in 2007.

Other Income, Net

Other income increased to $3.1 million in 2007 compared to $1.2 million in 2006. The 2007 income is primarily comprised of a $1.8 million gain on the sale of the plane acquired in the Zyman acquisition, a dividend payment of $0.8 million from the purchaser of the Secured Products Group, and the recovery of an investment of $0.4 million. The 2006 income is comprised of gains on the sale of assets, the settlement in June 2006, of the Company’s cross currency swap, the recovery of an investment offset in part by a loss on an equity transaction of a subsidiary.

Foreign Exchange

The foreign exchange loss was $7.2 million for 2007 compared to the gain of $0.6 million recorded in 2006 and was due primarily to an unrealized loss due to a weakening in the US dollar during 2007 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries. At December 31, 2006, the exchange rate was 1.17 Canadian dollars to one US dollar, compared to 0.99 at the end of 2007.

Net Interest Expense

Net interest expense for 2007 was $11.9 million, an increase of $1.2 million over the $10.7 million net interest expense incurred during 2006. Interest expense increased $2.4 million in 2007 due to higher interest rates and higher average outstanding debt in 2007. Interest income was $1.7 million for 2007, as compared to $0.5 million in 2006. This increase was primarily due to the interest income recognized from the acceleration of payments received in July 2007 related to the sale of SPI, originally due to be received in 2010 and 2011.

Income Taxes

Income tax expense in 2007 was $5.6 million compared to an expense of $7.1 million for 2006. In 2007, the Company’s effective tax rate was substantially higher than the statutory tax rate in 2007 due to non deductible stock based compensation, and an increase in the Company’s valuation allowance offset in part by minority interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2006 because the Company increased its valuation allowance in an amount equal to the tax loss resulting from the sale of SPI.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2007 and 2006, income of $0.2 million was recorded. Included in 2006 is an impairment charge of $0.8 million relating to the Company’s investment in Cliff Freeman.

Minority Interests

Minority interest expense was $20.6 million for 2007, up $3.9 million from the $16.7 million of minority interest expense incurred during 2006. Such increase was primarily due to the increase in profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned, offset in part by the Company’s step-up in ownership of CPB and KBP.

Discontinued Operations

The loss from discontinued operations for 2007 was $7.3 million and is comprised of the operating results of Margeotes Fertitta Powell, LLC (“MFP”) and Banjo Strategic Entertainment, LLC (“Banjo”). The operations of these entities were discontinued during 2007.

In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating division, and as a result incurred a goodwill impairment charge of $4.5 million. After reviewing the 2008 projections of the new operating division, the Company decided to cease the operations of the new operating business as well. In addition, an additional intangible relating to an employment contract of $0.6 million was deemed impaired and written off. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss of $7.1 million in 2007 and a loss of $6.0 million in 2006.

In December 2007, due to continued operating losses and the lack of new business wins, the Company ceased Banjo’s operations. The results of operations of Banjo, net of income tax benefits, was a loss $0.2 million in 2007 and a loss of $0.1 million in 2006.

As a result, the Company has classified these operations as discontinued.

The loss from discontinued operations for 2006 amounted to $24.8 million and is comprised of $18.7 million relating to SPI and $6.1 million relating to MFP and Banjo.

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of $27 million. During 2006, the Company had previously recorded an impairment charge of $19.5 million relating to SPI’s long lived assets to adjust them to fair market value. The sale of SPI resulted in a gain of $2.9 million ($1.8 million, net of taxes). The results of operations of SPI for 2006 resulted in a loss of $2.1 million.

Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.4 million for the year ended 2006.

Net Income

As a result of the foregoing, the net loss recorded for 2007 was $26.3 million or a loss of $1.05 per diluted share, compared to the net loss of $33.5 million or $1.40 per diluted share reported for 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue was $412.2 million for the year ended 2006, representing a $62.4 million or 17.8% increase compared to revenue of $349.8 million for the year ended 2005. This increase relates primarily to organic growth and acquisitions made during 2005.

Operating profit for the year ended 2006 was $23.8 million, compared to $22.3 million for the year ended 2005. The increase in operating profit in 2006 was primarily the result of the increase in revenue, a reduction in outside professional fees, a one time reversal of a liability relating to the termination of a prior commitment of $1.9 million and a reduction in cost of services sold resulting from a change in estimate relating to the elimination of potential liabilities of $1.7 million. This was partially offset by a $5.1 million increase in stock-based compensation expense, a charge of $2.6 million relating to the closure of one of our West Coast facilities, relating primarily to the net present value of lease termination costs, and additional depreciation and amortization of $1.5 million.

The loss from continuing operations for 2006 increased from $7.8 million in 2005, to $8.7 million in 2006, as a result of the items described above.

Marketing Communications Group

Revenues in 2006 attributable to the Marketing Communications Group, which consists of three reportable segments — Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $412.2 million compared to $349.8 million in 2005, representing a year-over-year increase of 17.8%.

The components of revenue growth for 2006 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2005	$349,824	—
Organic	41,557	11.9%
Acquisitions	13,517	3.9%
Effect of accounting change	3,635	1.0%
Foreign exchange impact	3,674	1.0%
Year ended December 31, 2006	$412,207	17.8%

The Marketing Communications Group had organic revenue growth of $41.6 million or 11.9% in 2006, primarily attributable to new business wins and additional revenues from existing clients, particularly in the US. Acquisition related revenue was $13.5 million primarily as a result of the acquisition of the Zyman Group in 2005. Additionally, revenue increased $3.6 million in 2006 as a result of the consolidation of Zig Inc., Mono Advertising, LLC and Accumark Communications, Inc., all previously accounted for under the equity method of accounting during 2005. A weakening of the US dollar versus the Canadian dollar and UK pound in 2006 compared to 2005 resulted in increased contributions from the division’s Canadian and UK-based operations by approximately $3.7 million.

The geographic mix in revenues was consistent between 2006 and 2005 and is demonstrated in the following table:

	2006	2005
US	84%	83%
Canada	14%	15%
UK and other	2%	2%

The operating profit of the Marketing Communications Group increased by approximately 0.7% to $48.1 million from $47.8 million, with operating margins of 11.7% for 2006 compared to 13.7% in 2005. The 2.0% decrease in operating margins was primarily reflective of an increase in staff costs as a percentage of revenue to 45.7% in 2006 as compared to 44.0% in 2005. In addition, general and other operating costs increased as a percentage of revenue from 13.4% in 2005 to 14.1% in 2006 primarily related to a charge for the closure of one of our West Coast facilities.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2006 were $241.5 million compared to $203.9 million in 2005. The year-over-year increase of $37.6 million or 18.4% was attributable primarily to organic growth of $22.4 million, $11.7 million relating to the 2005 acquisition of the Zyman Group, $2.1 million relating to the change in accounting for Zig Inc., and Mono Advertising, LLC, both previously accounted for on the equity method to consolidating them during 2006. In addition, a weakening of the US dollar versus the Canadian dollar in 2006 compared to 2005 resulted in a $1.3 million increase in revenues from the division’s Canadian-based operations. Organic growth for 2006 was approximately 10.9% primarily due to new business wins in the US.

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

Specialized Communication Services (“SCS”)

SCS generated revenues of $85.8 million for 2006, $7.2 million or 9.1% higher than 2005 revenues of $78.6 million. Acquisitions accounted for an increase of approximately $1.8 million or 2.3%, $1.5 million or 1.9% of the increase related to the change for Accumark Communications, Inc. previously accounted for on the equity method to consolidating that entity during 2006. Revenues of the division’s Canadian and UK-based operations increased 3.0% compared to 2005 as a result of a weakening of the US dollar versus the Canadian dollar and British pound.

The operating profit of SCS decreased by approximately $0.7 million or 5.6% to $11.9 million from $12.6 million in 2005 due primarily to an increase in stock based compensation of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC during the first quarter of 2006. In addition, depreciation and amortization increased by $0.5 million and occupancy and administrative expenses as a percentage of revenue increased from 10.2% in 2005 to 11.0% in 2006 as a result of expansions and office moves of certain partner firms.

Corporate

Operating costs related to the Company’s Corporate operations totaled $24.3 million in 2006 compared to $25.5 million in 2005. This decrease was primarily due to a decrease in outside professional fees of $4.5 million resulting from decreased costs relating to compliance costs associated with the Sarbanes-Oxley legislation and a reduction in audit fees. These decreases were offset by an increase in staff costs of $2.7 million relating primarily to an increase in non-cash stock based compensation of $2.3 million. Additional increases in insurance and occupancy costs relating to the establishment of a New York office in December 2005 were offset in part in 2006 by decreases in recruitment costs.

Other Income, Net

Other income increased to $1.2 million in 2006 compared to $0.7 million in 2005. The 2006 income is comprised of gains on the sale of assets, the settlement in June 2006, of the Company’s cross currency swap, the recovery of an investment offset in part by a loss on an equity transaction of a subsidiary. The 2005 income is comprised of a recovery of an investment offset by losses on the sale of assets.

Foreign Exchange

The foreign exchange gain was $0.6 million for 2006 compared to the gain of $0.1 million recorded in 2005 and was due primarily to a weakening in the Canadian dollar compared to the US dollar on the US dollar denominated balances of Canadian subsidiaries. At December 31, 2006, the exchange rate was 1.17 Canadian dollars to one US dollar, compared to 1.16 at the end of 2005.

Net Interest Expense

Net interest expense for 2006 was $10.7 million, an increase of $3.2 million over the $7.5 million net interest expense incurred during 2005. This increase relates primarily to higher outstanding debt combined with higher interest rates in 2006 due in part to the acquisition of the Zyman Group and the issuance of the 8% Debentures, in June 2005 (which accrued interest at 8.5% during the first six months of 2006). Interest income increased by $0.2 million during 2006 compared to 2005.

Income Taxes

Income tax expense in 2006 was $7.1 million compared to an expense of $3.2 million for 2005. The Company’s effective tax rate was substantially higher than the statutary rate in 2006 because the Company increased its valuation allowance in an amount equal to the tax loss resulting from the sale of SPI. In 2005, the Company’s effective tax rate was substantially lower than the statutory tax rate due to non deductible stock based compensation and to minority interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2006, income of $0.2 million was recorded, $1.2 million lower than the $1.4 million earned in 2005. This decrease was primarily due to the consolidation of Zig Inc., Mono Advertising, LLC and Accumark Communications Inc., which have been consolidated in the Company’s financial statements during 2006, but was previously accounted for under the equity method. In addition, during the fourth quarter of 2006, the Company recorded an impairment charge of $0.8 million relating to its investment in Cliff Freeman.

Minority Interests

Minority interest expense was $16.7 million for 2006, down $4.9 million from the $21.6 million of minority interest expense incurred during 2005, primarily due to the decrease in profitability of the SMS operating segment.

Discontinued Operations

The loss from discontinued operations for 2006 amounted to $24.8 million compared to $0.1 million in 2005. Discontinued operations is comprised of SPI, MFP, Banjo, Mr Smith Agency, Ltd. (“Mr Smith”) and a variable interest entity whose operations had been consolidated by the Company, LifeMed Media, Inc. (“LifeMed”).

In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating business. After reviewing the 2008 projections of the new operating business the Company decided to cease the operations of the new operating business as well. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss of $6.0 million in 2006 and a loss of $0.6 million in 2005.

In December 2007, due to continued operating losses and the lack of new business wins, the Company ceased Banjo’s operations. The results of operations of Banjo, net of income tax benefits, was a loss of $0.1 million in 2006 and $0.6 million in 2005.

As a result, the Company has classified these operations as discontinued.

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of $27 million. During 2006, the Company had previously recorded an impairment charge of $19.5 million relating to SPI’s long lived assets to adjust them to fair market value. The sale of SPI resulted in a gain of $2.9 million ($1.8 million, net of taxes). The results of operations of SPI for 2006 resulted in a loss of $2.1 million and income of $0.6 million in 2005.

Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1.4 million and $1.1 million for the years ended 2006 and 2005, respectively.

During July 2005, LifeMed completed a private placement issuing approximately 12.5 million shares at a price of $0.4973 per share. LifeMed received net proceeds of approximately $6.2 million. Consequently, the Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded an equity gain of $1.3 million. This gain represents the Company’s recovery of previously recorded losses in excess of the Company’s original investment and the losses recorded that were in excess of the minority shareholders original investment. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings by LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, and commenced accounting for its remaining investment in LifeMed on a cost basis and has reported the results of operations of LifeMed as discontinued operations for all periods presented in the consolidated statement of operations. During February 2006, the Company further reduced its ownership in LifeMed in connection with a put obligation relating to Source Marketing LLC. The Company’s current ownership in LifeMed is 5.8%.

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

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2007	2006	2005
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$10,410	$6,591	$12,923
Working capital (deficit)	$(22,364)	$(105,039)	$(99,935)
Cash from operations	$4,132	$39,705	$4,670
Cash from investing	$(60,914)	$(14,315)	$(67,404)
Cash from financing	$60,929	$(31,597)	$52,316
Long-term debt to shareholders’ equity ratio	1.27	0.37	0.81

As at December 31, 2007 and 2006, $3.5 million and $2.3 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Financing Agreement using available cash.

Working Capital

At December 31, 2007, the Company had a working capital deficit of $22.4 million compared to a deficit of $105.0 million at December 31, 2006. Working capital increased by $82.6 million primarily due to the refinancing of the Company’s existing Credit Facility and due to seasonal shifts in amounts collected from clients and paid to suppliers, primarily media outlets. The Company includes amounts due to minority interest holders, for their share of profits, in accrued and other liabilities. During 2007, 2006 and 2005, the Company made distributions to these minority interest holders of $25.0 million, $19.4 million and $17.6 million, respectively. At December 31, 2007, $7.9 million remains outstanding to be distributed to minority interest holders over the next twelve months.

The Company expects that available borrowings under its Financing Agreement, together with cash flows from operations, will be sufficient at any particular time to adequately fund working capital deficits should there be a need to do so from time to time.

Operating Activities

Cash flow provided by continuing operations for 2007 was $4.0 million. This was attributable primarily to a loss from continuing operations of $19.1 million, plus non-cash stock based compensation of $9.1 million, depreciation and amortization of $31.6 million, foreign exchange of $7.3 million, deferred income taxes of $5.3 million, a decrease in expenditures billable to clients of $8.6 million and a decrease in other non-current assets and liabilities of $3.8 million. This was partially offset by decreases in accounts payable, accruals and other current liabilities of $25.1 million and an increase in accounts receivable of $12.7 million. Discontinued operations generated cash of $0.1 million.

Cash flow provided by continuing operations for 2006 was $34.0 million. This was attributable primarily to a loss from continuing operations of $8.7 million, plus non-cash stock based compensation of $7.4 million, depreciation and amortization of $26.4 million, deferred income taxes of $4.9 million, an increase in accounts payable, accruals and other liabilities of $35.4 million and an increase in advance billings of $15.9 million. This was partially offset by increases in accounts receivable of $21.0 million and expenditures billable to clients of $19.4 million. Discontinued operations provided cash of $5.7 million.

Cash flow provided by continuing operations for 2005 was $1.9 million. This was attributable primarily to the loss from continuing operations of $7.8 million, plus non-cash depreciation and amortization of $23.9 million, non-cash stock-based compensation of $3.3 million, and a decrease in accounts receivable of $9.0 million. This was partially offset by a decrease in accounts payable and accruals of $15.7 million and a decrease in advance billings of $7.7 million. Discontinued operations provided cash of $2.8 million.

Investing Activities

Cash flows used in investing activities were $60.9 million for 2007, compared with $14.3 million in 2006, and $67.4 million in 2005.

Cash used in acquisitions during 2007 was $47.6 million and was primarily attributed to cash paid in the acquisition of equity interests in Crispin Porter & Bogusky of $22.6 million, kirshenbaum bond + partners of $12.3 million, HL Group Partners of $4.3 million, net of cash acquired and Redscout of $3.7 million, net of cash acquired.

The proceeds from dispositions in 2007 primarily relate to proceeds received from the sale of the plane acquired in the Zyman acquisition.

Expenditures for capital assets in 2007 were $20.1 million. Of this amount, $9.0 million was incurred by the SMS segment, $7.9 million was incurred by the CRM segment and $2.9 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.2 million related to the purchase of corporate assets, primarily software.

In 2006, capital expenditures totaled $22.4 million, of which $9.2 million was incurred by the SMS segment, $11.6 million was incurred by the CRM segment and $1.2 million was incurred by the SCS segment, which expenditures consisted primarily of leasehold improvements, computer and switching equipment, and $0.4 million related to the purchase of corporate assets.

Expenditures for capital assets in 2005 were $10.7 million. Of this amount, $5.8 million was incurred by the SMS segment, $4.0 million was incurred by the CRM segment, $0.6 million was incurred by the SCS segment and and $0.3 million related to the purchase of corporate assets.

During 2006, the Company received net proceeds of $16.4 million in connection with the sale of SPI and used $7.2 million of cash to fund acquisitions, step-ups in ownership of certain partner firms and earnout payments.

Cash flow used in acquisitions of continuing operations was $55.0 million in 2005 and primarily related to the purchase of the Zyman Group. For further details relating to the Company’s acquisitions, see Note 4 of the Company’s consolidated financial statements included in this Form 10-K.

Profit distributions received from non-consolidated affiliates amounted to nil for 2007, compared to $1.0 million for 2006 and $1.8 million in 2005. The decrease between 2007, 2006 and 2005 related primarily to the consolidation in 2006 and 2007 of certain partner firms, which had been previously accounted for on the equity method of accounting.

Discontinued operations used cash of nil and $2.7 million in 2007 and 2006, respectively, relating to expenditures for capital assets. Discontinued operations used cash of $4.3 million in 2005 relating to capital expenditures and acquisitions.

Financing Activities

During the year ended December 31, 2007, cash flows provided by financing activities amounted to $60.9 million, and primarily consisted of $111.5 million of proceeds from the new Financing Agreement. These proceeds were partially offset by the $45.0 million repayment of the old credit facility, $10.8 million of net repayments of long-term debt and bank borrowings, and the payment of $3.9 million of deferred financing costs relating to the new Financing Agreement. The Company also received proceeds from a forgivable note payable amounting to $3.3 million relating to the opening of a new customer care center. In addition, the Company received $4.9 million of proceeds from the issuance of share capital resulting from the exercise of stock options. Discontinued operations used cash of $0.1 million for payments under capital leases.

During 2006, the Company used cash of $31.6 million to repay borrowings under the Credit Facility and payments under capital leases and other debt. Discontinued operations used cash of $3.3 million for payments under capital leases.

During 2005, cash flows provided by financing activities amounted to $52.3 million, and consisted of proceeds related to the issuance of $36.7 million of 8% convertible debentures and borrowings under the Credit Facility used to fund the acquisition of the Zyman Group. Payments made of $6.6 million consist of payments under capital leases, bank borrowings, and debt assumed in the Zyman Group acquisition. In addition, the Company incurred $3.3 million of finance costs related to both the convertible debentures and the various amendments under the credit facility. Discontinued operations used cash for payments under capital leases of $2.0 million.

Total Debt

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

This new Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at December 31, 2007 was 9.22%.

The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of December 31, 2007 was $164.8 million, an increase of $69.3 million compared with the $95.5 million outstanding at December 31, 2006, primarily as a result of borrowings under the Financing Agreement to fund acquisitions and capital expenditures during 2007. At December 31, 2007, $64.6 million is available under the Financing Agreement.

The Company is currently in compliance with all of the terms and conditions of its Financing Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the Financing Agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended December 31, 2007, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

December 2007
Total Senior Leverage Ratio	2.11
Maximum per covenant	3.25
Fixed Charges Ratio	2.23
Minimum per covenant	1.20
Minimum earnings before interest, taxes, depreciation and amortization	$57.7 million
Minimum per covenant	$37.6 million
Capital Expenditures:	$15.6 million
Maximum per covenant	$16.0 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Financing Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

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

The Debentures will be convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $14.12 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $1,009 (C$1,000) principal amount of Debentures.

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2007 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$162,081	$885	$46,595	$114,601	$—
Capital lease obligations	2,673	911	1,420	342	—
Operating leases	94,118	17,293	30,550	20,037	26,238
Deferred acquisition consideration	2,511	1,981	280	250	—
Management services agreement	3,338	1,469	1,869	—	—
Total contractual obligations	$264,721	$22,539	$80,714	$135,230	$26,238

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2007:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	6,975	5,307	1,668	—	—
Total Other Commercial Commitments	$6,975	$5,307	$1,668	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 12 of the Company’s consolidated financial statements included in this Form 10-K. See also “Off-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2007, the Company had utilized approximately $120.4 million of its Financing Agreement in the form of drawings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2007 was approximately $71.5 million.

The Company expects to incur approximately $15 million of capital expenditures in 2008. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Financing Agreement. Management believes that the Company’s cash flow from operations and funds available under the Financing Agreement will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition and Contingent Consideration (Earnouts)

Acquisitions of businesses by the Company include commitments to contingent deferred purchase consideration payable to the seller. The contingent purchase obligations are generally payable annually over a three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At December 31, 2007, the deferred consideration relates to acquisitions in 2007 and is presented on the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, including the October 2007 acquisition of the remaining 40% of KBP, management estimates that approximately $23.4 million of additional deferred purchase obligations could be triggered during 2008 or thereafter, including approximately $5.9 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may be materially different from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. These rights are not freestanding. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2008 to 2015. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2007, perform over the relevant future periods at their 2007 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $69.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $11.8 million by the issuance of the Company’s Class A Shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $8.5 million only upon termination of such owners employment with the applicable subsidiary. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $12.1 million of the estimated $69.7 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. In January 2008, certain owners of Allard Johnson put to the Company 9.9% of their ownership in Allard Johnson for approximately $2.3 million in cash. See “Item 1A — Risk Factors.”

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above excluding certain put option rights exercisable only pursuant to a termination of employment.

Consideration(4)	2008	2009	2010	2011	2012 & Thereafter	Total
	($ Millions)
Cash	$11.8	$2.1	$26.3	$2.0	$15.7	$57.9
Shares	0.3	0.9	6.5	1.1	3.0	11.8
	$12.1	$3.0	$32.8	$3.1	$18.7	$69.7	(1)
Operating income before depreciation and amortization to be received(2)	$2.8	$0.6	$4.1	$1.6	$3.4	$12.5
Cumulative operating income before depreciation and amortization(3)	$2.8	$3.4	$7.5	$9.1	12.5	(5)

(1)	Of this, approximately $19.6 million has been recognized in Minority Interest on the Company’s balance sheet in conjunction with the consolidation of CPB as a variable interest entity in 2004. As a result, the net off-balance sheet commitment is $50.1 million.
(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2007 operating results. This amount represents amounts to be received commencing in the year the put is exercised.
(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.
(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

CEO Services Agreement

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which has been expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. In addition, during 2007 and in accordance with this new Services Agreement, Mr. Nadal repaid an additional $0.5 million of loans due to the Company.

At December 31, 2007, outstanding loans due from Nadal Management to the Company, with no stated maturity date, amounted to C$6.4 million ($6.4 million), which have been reserved for in the Company’s accounts.

Trapeze Media

In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $0.2 million. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $0.6 million, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7,000 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10,000. In 2001, the Company purchased an additional 1,250,000 shares for $0.2 million, and the Company’s CEO purchased 500,000 shares for $0.1 million. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $0.5 million. All of these purchases were made at identical prices (i.e., C$0.20/unit).

During 2007 and 2006, Trapeze provided services to certain partner firms of MDC, and the total amount of such services provided was $0.4 million and $0.3 million, respectively.

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

The Company follows EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows EITF No. 01-14 for reimbursements received for out-of-pocket expenses. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

Stock-based Compensation

The fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation are revalued each period and recorded as compensation cost over the service period in operating income.

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

New Accounting Pronouncements

The following recent pronouncements were issued by the Financial Accounting Standards Board (“FASB”):

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of this interpretation did not have a material effect on its financial statements.

Effective in Future Periods

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this new statement on our financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this new statement on our financial statements.

In December 2007, FASB issued SFAS No. 141R “Business Combination” (“SFAS 141R”). This revised statement retains some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method” in Statement 141) for all business combinations but SFAS 141R broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This statement also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R will require both acquisition-related costs and restructuring costs to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. SFAS 141R is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:  At December 31, 2007, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $113.4 million, as of December 31, 2007, a 1.0% increase or decrease in the weighted average interest rate, which was 9.22% at December 31, 2007, would have an interest impact of approximately $1.1 million annually.

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

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MDC Partners, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MDC Partners, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MDC Partners Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2005 of MDC Partners Inc. and subsidiaries (“the Company”). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules II for the year ended December 31, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, shareholder’s equity, and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Toronto, Canada
March 15, 2006, except as to Note 10, which is as of March 7, 2008

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Services	$547,319	$412,207	$349,824
Operating Expenses:
Cost of services sold	351,851	236,916	201,433
Office and general expenses	143,207	127,347	103,443
Depreciation and amortization	29,246	24,162	22,636
	524,304	388,425	327,512
Operating Profit	23,015	23,782	22,312
Other Income (Expenses)
Gain on sale of assets and other	3,065	1,246	729
Foreign exchange gain, (loss)	(7,192)	614	80
Interest expense	(13,672)	(11,238)	(7,777)
Interest income	1,726	540	251
	(16,073)	(8,838)	(6,717)
Income from continuing operations before income taxes, equity in affiliates and minority interests	6,942	14,944	15,595
Income taxes	5,620	7,120	3,248
Income from continuing operations before equity in affiliates and minority interests	1,322	7,824	12,347
Equity in earnings of non consolidated affiliates	165	168	1,402
Minority interests in income of consolidated subsidiaries	(20,565)	(16,715)	(21,587)
Loss from continuing operations	(19,078)	(8,723)	(7,838)
Loss from discontinued operations	(7,277)	(24,816)	(111)
Net loss	$(26,355)	$(33,539)	$(7,949)
Loss Per Common Share:
Basic and diluted
Continuing operations	$(0.76)	$(0.37)	$(0.34)
Discontinued operations	(0.29)	(1.03)	(0.00)
Net loss	$(1.05)	$(1.40)	$(0.34)
Weighted Average Number of Common Shares Outstanding:
Basic	25,000,582	23,875,286	23,298,795
Diluted	25,000,582	23,875,286	23,298,795

Non cash stock-based compensation expense is included in the following line items above:

Cost of services sold	$4,245	$3,373	$578
Office and general expenses	5,972	4,988	2,694
Total	$10,217	$8,361	$3,272

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$10,410	$6,591
Accounts receivable, less allowance for doubtful accounts of $1,357 and $1,633	135,260	125,744
Expenditures billable to clients	19,409	28,077
Prepaid expenses	5,937	4,816
Other current assets	2,422	1,248
Total Current Assets	173,438	166,476
Fixed assets, net	47,440	44,425
Investment in affiliates	1,434	2,058
Goodwill	217,726	203,693
Other intangible assets, net	55,399	48,933
Deferred tax assets	9,175	13,332
Other assets	16,086	14,584
Total Assets	$520,698	$493,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank debt	$—	$4,910
Revolving credit facility	—	45,000
Accounts payable	65,839	90,588
Accrued and other liabilities	74,668	75,315
Advance billings, net	50,988	51,804
Current portion of long-term debt	1,796	1,177
Deferred acquisition consideration	2,511	2,721
Total Current Liabilities	195,802	271,515
Revolving credit facility	1,901	—
Long-term debt	115,662	5,754
Convertible notes	45,395	38,613
Other liabilities	8,267	5,512
Deferred tax liabilities	819	1,140
Total Liabilities	367,846	322,534
Minority interests	24,919	46,553
Commitments, contingencies and guarantees (Note 17)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 26,235,932 and 23,923,522 shares issued in 2007 and 2006, respectively	207,958	184,698
Class B Shares, no par value, unlimited authorized, 2,503 and 2,502 shares issued in 2007 and 2006, respectively, convertible into one Class A share	1	1
Share capital to be issued	214	—
Additional paid-in capital	26,743	26,216
Accumulated deficit	(112,969)	(86,614)
Stock subscription receivable	(357)	(643)
Accumulated other comprehensive income	6,343	756
Total Shareholders’ Equity	127,933	124,414
Total Liabilities and Shareholders’ Equity	$520,698	$493,501

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(26,355)	$(33,539)	$(7,949)
Loss from discontinued operations	(7,277)	(24,816)	(111)
Loss from continuing operations	(19,078)	(8,723)	(7,838)
Adjustments to reconcile net loss from continuing operations to cash provided by operating activities:
Stock-based compensation	9,088	7,360	3,272
Depreciation	14,638	13,251	9,226
Amortization of intangibles	14,608	10,911	13,410
Amortization and write-off of deferred finance charges	2,330	2,213	1,305
Deferred income taxes	5,253	4,861	34
(Gain) loss on disposition of assets	(1,691)	—	128
Earnings of non consolidated affiliates	(165)	(168)	(1,402)
Other non-current assets and liabilities	3,754	(2,617)	(2,968)
Foreign exchange	7,278	(2,157)	887
Changes in non-cash working capital
Accounts receivable	(12,712)	(21,045)	9,013
Expenditures billable to clients	8,635	(19,416)	528
Prepaid expenses and other current assets	(1,160)	(1,817)	(421)
Accounts payable, accruals and other current liabilities	(25,083)	35,435	(15,652)
Advance billings	(1,662)	15,897	(7,666)
Cash flows from continuing operating activities	4,033	33,985	1,856
Discontinued operations	99	5,720	2,814
Net cash provided by operating activities	4,132	39,705	4,670
Cash flows from investing activities:
Capital expenditures	(20,072)	(22,398)	(10,712)
Net proceeds from sale of business	—	16,407	—
Proceeds from dispositions	8,270	656	—
Acquisitions, net of cash acquired	(47,648)	(7,230)	(55,046)
Profit distributions from non consolidated affiliates	—	940	1,796
Other investments	(1,464)	—	848
Discontinued operations	—	(2,690)	(4,290)
Net cash used in investing activities	(60,914)	(14,315)	(67,404)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	(4,910)	1,171	(2,287)
(Repayments) proceeds under old revolving credit facility	(45,000)	(28,506)	27,501
Proceeds from term loans	111,500	—	—
Proceeds from new credit facility	1,901	—	—
Proceeds from issuance of convertible notes	—	—	36,723
Proceeds from notes payable	3,250	—	—
Repayment of long-term debt	(5,843)	(1,477)	(4,330)
Deferred financing costs	(3,946)	—	(3,316)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Thousands of United States Dollars)

	Years Ended December 31,
	2007	2006	2005
Subsidiary issuance of share capital	—	385	—
Issuance of share capital	4,893	177	31
Purchase of share capital	(769)	—	—
Discontinued operations	(147)	(3,347)	(2,006)
Net cash provided by (used in) financing activities	60,929	(31,597)	52,316
Effect of exchange rate changes on cash and cash equivalents	(328)	(125)	697
Increase (decrease) in cash and cash equivalents	3,819	(6,332)	(9,721)
Cash and cash equivalents at beginning of year	6,591	12,923	22,644
Cash and cash equivalents at end of year	$10,410	$6,591	$12,923
Supplemental disclosures:
Cash paid to minority partners	$25,033	$19,359	$17,559
Cash income taxes paid	$1,216	$1,459	$918
Cash interest paid	$14,085	$9,920	$5,762
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$10,302	$4,459	$14,794
Capital leases	$1,756	1,351	$1,467
Note receivable exchanged for shares of subsidiary	$125	$1,540	$122
Notes and equity received on sale business	$—	$5,648	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars)

	2007		2006		2005
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	23,923,522	$184,698	23,437,615	$178,589	21,937,871	$164,064
Stock appreciation rights exercised	350,264	4,948	99,844	830	—	—
Share options exercised	592,000	4,993	30,400	820	5,258	31
Shares acquired and cancelled	(93,848)	(770)	—	—	—	—
Shares issued as acquisition consideration	988,394	10,088	30,058	250	1,139,975	11,257
Shares issued as deferred acquisition consideration	108,097	856	315,247	4,209	354,511	3,237
Shares issued on privatization of Maxxcom	3	—	10,358	—	—	—
Issuance of restricted stock	367,500	3,145	—	—	—	—
Balance at end of year	26,235,932	$207,958	23,923,522	$184,698	23,437,615	$178,589
Class B Shares
Balance at beginning of year	2,502	$1	2,502	$1	2,502	1
Shares converted to Class B shares	1	—	—	—	—	—
Balance at end of year	2,503	$1	2,502	1	2,502	$1
Share Capital to Be Issued
Balance at beginning of year		$—		$4,209		$3,909
Shares to be issued as deferred acquisition consideration		214		—		300
Shares issued as deferred acquisition consideration		—		(4,209)		—
Balance at end of year		$214		$—		$4,209
Additional Paid-In Capital
Balance at beginning of year		$26,216		$20,028		$17,113
Stock-based compensation		9,088		7,395		775
Acquisition contingency payment		(82)		(377)		—
Warrants granted to service providers		—		—		—
Share appreciation rights plan		—		—		2,140
Share options exercised		(364)		—		—
Issuance of restricted stock		(3,145)		—		—
Share appreciation rights exercised		(4,970)		(830)		—
Balance at end of year		$26,743		$26,216		$20,028

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (continued)
(Thousands of United States Dollars)

	2007		2006		2005
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Accumulated Deficit
Balance at beginning of year		$(86,614)		$(53,075)		$(45,083)
Distribution to minority shareholder		—		—		(43)
Loss for the year		(26,355)		(33,539)		(7,949)
Balance at end of year		$(112,969)		$(86,614)		$(53,075)
Stock Subscription Receivable
Balance at beginning of year		$(643)		$—		$—
Exercise of stock options		—		(674)		—
Receipts for exercise of stock options		286		31		—
Balance at end of year		$(357)		$(643)		$—
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$756		2,966		$3,147
Foreign currency translation adjustments		5,587		(2,210)		(181)
Balance at end of year		6,343		756		2,966
Total Shareholders’ Equity		$127,933		$124,414		$152,718

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

Nature of Operations

MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily one business group — Marketing Communications. The business group operates primarily in the United States (“US”), Canada and in the United Kingdom. See Note 15, “Segment Information”, for further description of the one business group and MDC’s reportable segments.

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

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 13% of the Company’s consolidated accounts receivable as of December 31, 2007. This client also accounted for 16.3%, 16.0% and 14.7% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2007 and 2006 is $63 and $172, respectively of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Expenditures Billable to Clients.  Expenditures billable to clients consist principally of outside vendors costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients that have not been invoiced. Such amounts are invoiced to clients at various times over the course of the production process.

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

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes Adrenalina, 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. During 2006, the Company also accounted for Zig, Inc., Mono Advertising, LLC and Accumark Communications Inc. on the equity method; however, as a result of changes in their operating agreements, and/or ownership structure, the Company has consolidated these entities as of December 31, 2006.

Cost Method Investments.  The Company’s cost-based investments at December 31, 2007 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2007 and 2006 was $3,783 and $2,896, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent. In addition, the Company has a 7.5% interest in newly formed entity which purchased the Secured Products International Group. See Note 10.

Goodwill and Indefinite Lived Intangibles.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No 142”), goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Fair value is determined based on earnings multiples of each subsidiary. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess.

Definite Lived Intangible Assets.  In accordance with SFAS No. 142, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment in accordance with SFAS 144 at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See also Note 8.

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

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 17)

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

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

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21 was issued. EITF 00-21”) addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00 21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows EITF No. 01-14 for reimbursements received for out-of-pocket expenses. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

Stock-Based Compensation

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

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation prior to the settlement date are recorded as compensation cost in operating profit in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

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

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years:

	Years Ended December 31,
	2007	2006	2005
Expected dividend	0%	0%	0%
Expected volatility	65.6% – 66.7%	32.2% – 40%	40%
Risk-free interest rate	4.95% – 5.0%	4.57% – 4.95%	2.9% – 3.9%
Expected option life in years	7.5	5.75 – 7	3.16
Weighted average fair value of options granted	$5.75	$4.50	$2.56

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

Year Ended December 31, 2005
Net loss as reported	$(7,949)
Fair value costs, net of income tax, of stock-based employee compensation awards issued prior to 2003	683
Net loss, pro forma	$(8,632)
Basic and diluted net loss per share, as reported	$(0.34)
Basic and diluted net loss per share, pro forma	$(0.37)

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $1,131, $1,476 and $1,144 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Sale of Subsidiary Interests.  The Company records dilution gains and losses on sales of certain subsidiary interests as a component of the statement operations as other income (expense).

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

Put Options.  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 17.

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

3. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations for the years ended December 31:

	2007	2006	2005
Numerator
Numerator for diluted earnings (loss) per common share – income (loss) from continuing operations plus assumed conversion	$(19,078)	$(8,723)	$(7,838)
Denominator
Denominator for basic earnings (loss) per common share – weighted average common shares	25,000,582	23,875,286	23,298,795
Effect of dilutive securities:
Warrants	—	—	—
Employee stock options, warrants, and stock appreciation rights	—	—	—
Employee restricted stock units	—	—	—
Dilutive potential common shares	—	—	—
Denominator for diluted earnings (loss) per common share – adjusted weighted shares and assumed conversions	25,000,582	23,875,286	23,298,795
Basic earnings (loss) per common share from continuing operations	$(0.76)	$(0.37)	$(0.34)
Diluted earnings (loss) per common share from continuing operations	$(0.76)	$(0.37)	$(0.34)

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

3. Earnings (Loss) per Common Share  – (continued)

At December 31, 2007, 2006 and 2005 convertible notes, warrants, options and other rights to purchase 6,929,101, 8,504,707 and 6,667,015 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.

4. Acquisitions

2007 Acquisitions

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain minority holders resulting in the Company’s current ownership of 77%. The purchase price consisted of a payment of approximately $22,561 in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5,546. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period two days before and after the November 1, 2007 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in December 2007 and in April 2008. Prior to the transaction, the Company consolidated CPB as a Variable Interest Entity (“VIE”). As a result of this step acquisition, the Company now consolidates CPB as a majority owned subsidiary. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $4,637 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,000 represents customer backlog and is being amortized over a five month period and the balance of $2,637 represents customer relationships and is being amortized over a five year period. These intangibles are tax deductible in future years as well as $23,471 of intangibles which have been previously recorded in connection with the VIE accounting.

On October 18, 2007, the Company acquired the remaining 40% equity interest in KBP Holdings LLC, (“KBP”) from KBP Management Partners LLC (“Minority Holder”). The purchase price consisted of an initial payment of approximately $12,255 in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $2,901. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. In addition, the Company expects to pay a contingent amount to the Minority Holder in 2009 and 2010, based on KBP’s financial performance in 2008 and 2009. These additional contingent payments will be calculated in accordance with KBP’s existing limited liability company agreement. In connection with this acquisition, certain key executives of KBP agreed to extend the terms of their existing employment agreements and received grants of restricted stock of the Company valued at $234 in the aggregate. These equity grants vest over a three year period. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in 2008. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $14,482 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,711 represents customer backlog and is being amortized over a six and one-half month period and the balance of $11,771 represents customer relationships and the amortization rate is expected to be 30%, 25%, 20%, 15% and 10% in years one through five, respectively. The value of the restricted stock grants will be amortized over a three year period. In addition, the Company incurred a non-cash stock based compensation charge of approximately $2,603 resulting from a portion of the purchase price being paid by the Minority Holder to certain employees of KBP pursuant to an existing phantom equity plan between those employees and the Minority Holder. A similar type of charge will be incurred if and when any contingent payments are made in 2009 and 2010. The intangibles are tax deductible in future years.

On August 17, 2007, the Company purchased an additional 16% of the equity interests of VitroRobertson LLC (“Vitro”) resulting in the Company’s current ownership of 84%. This 16% represents one of the founders’ remaining equity interest in Vitro. This founder initially had a put option right to the Company for this 16%, which was to become exercisable in 2011. However, the Company agreed to purchase this 16% for

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

an initial payment of $650, together with the potential of two additional payments of $75 each based upon client retention targets. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in identifiable intangible assets of $200 and goodwill of $375. The identifiable intangibles will be amortized on a straight line basis over five years. The intangibles and goodwill are tax deductible in future years.

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. Redscout is expected to expand the Company’s strategic consultancy services within the Strategic Marketing Services segment. The purchase price consisted of $4,021 in cash and $641 was paid in the form of 76,340 newly issued Class A shares of the Company. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008. As of December 31, 2007, the Company will be required to make additional payments of $1,500 of which approximately $213 may be paid in the form of Class A shares. At December 31, 2007, this amount has been accrued in deferred acquisition consideration. In addition, the Company incurred approximately $35 of transaction related costs for a total purchase price of $4,697. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $1,275 and goodwill of $2,706 and is based on estimates of fair values and certain assumptions that the Company believes are reasonable. The intangibles and goodwill are tax deductible in future years.

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

2005 Acquisitions

Zyman Group

On April 1, 2005, the Company, through a wholly-owned subsidiary, purchased approximately 61.6% of the total outstanding membership units of Zyman Group, LLC (“Zyman Group”) for purchase price consideration of $52,389 in cash and 1,139,975 Class A shares of the Company, valued at $11,257 based on the share price on or about the announcement date. Related transaction costs of approximately $977 were also incurred. In addition, the Company may be required to pay up to an additional $12,000 to the sellers if Zyman Group achieves specified financial targets for the twelve month period ending June 30, 2006 and/or June 30, 2007. These targets were not achieved.

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

Based on the Company’s investment in the Zyman Group, at December 31, 2007, the annual priority return continues to be equal to approximately $12,700, with the minority owners receiving the next $7,900 up to the threshold amount. If profits are insufficient to meet the Company’s priority return during any of the first five years, the Company will receive a catch-up payment through year five equal to any shortfall from the prior year(s). Furthermore, if profits do not reach the threshold amount during the first five years, the minority owners will be entitled to receive a catch-up payment through year five equal to any shortfall from the prior year(s). The short fall payments are subject to the actual results of operations and are not guaranteed payments. Based on Zyman Group’s results for 2007 and 2006, the Company received less than its priority return from Zyman Group.

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

Powell

On July 25, 2005, the Company, through its subsidiary Margeotes Fertitta Powell, LLC, (“MFP”) purchased the business of Powell, LLC (“Powell”) for purchase price consideration of $332 in cash and a 5% equity interest in MFP valued at $400 based on the estimated market value of MFP on or about the announcement date. The issuance of equity interests by MFP resulted in a loss of $103 on the dilution of the Company’s equity interest in its subsidiary. Related transaction costs of approximately $20 were also incurred. In addition, in August 2006, the Company paid an additional $300 in cash to the seller. Effective 2007, MFP was discontinued. See Note 10.

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

During the quarter ended March 31, 2005, the Company contributed $125 of cash as additional paid in capital to its existing consolidated subsidiary, Banjo Strategies Entertainment LLC. There was no change in the Company’s ownership interest. This resulted in a loss on dilution of $61 and is reflected in the Company’s consolidated statement of operations. During the quarter ended June 30, 2005, the Company acquired further equity interests in the existing consolidated subsidiaries of Allard Johnson Communications Inc. (0.3%) and Banjo Strategies Entertainment LLC (7.2%). In aggregate, the Company paid $143 in cash for these incremental ownership interests. During the quarter ended September 30, 2005, the Company acquired a further 0.7% equity interest in the existing consolidated subsidiary, Allard Johnson Communications Inc., for $148. Effective on December 31, 2007, Banjo’s operations were discontinued. See Note 10.

Proforma Information

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2007, 2006 and 2005 assume that the acquisition of the operating assets of the significant businesses acquired during 2007 and 2005 had occurred on January 1st of the respective year in which the business was acquired and for the comparable period. During 2006, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. These unaudited pro forma results for the years December 31, 2007 and 2006, include in each of the years, an adjustment for the non-cash stock based compensation charge of $2,603 resulting from the KBP acquisition.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$547,319	$412,207	$364,210
Net loss	$(26,478)	$(38,840)	$(2,998)
Loss per common share:
Basic – net loss	$(1.03)	$(1.58)	$(0.13)
Diluted – net loss	$(1.03)	$(1.58)	$(0.13)

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2007			2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$70,342	$(44,053)	$26,289	$59,357	$(37,221)	$22,136
Equipment	—	—	—	7,103	(2,643)	4,460
Leasehold improvements	35,920	(14,769)	21,151	30,324	(12,495)	17,829
	$106,262	$(58,822)	$47,440	$96,784	$(52,359)	$44,425

Included in fixed assets are assets under capital lease obligations with a cost of $7,373, (2006 — $6,506) and accumulated depreciation of $4,838 (2006 — $4,454). Included in equipment is a plane acquired in the Zyman acquisition with a net book value of $4,218. This plane was sold during 2007 and resulted in again on sale of $1,846 and is reflected in other income. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $14,638, $12,297 and $9,217, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

6. Accrued and Other Liabilities

At December 31, 2007 and 2006, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $7,916 and $11,129, respectively.

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

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

	2007	2006
Goodwill:
Beginning of the year	$203,693	$195,026
Acquired goodwill	14,383	15,838
Reduction for disposition	(175)	(1,037)
Goodwill impairment – discontinued operations	(4,475)	(5,984)
Foreign currency translation	4,300	(150)
Balance end of the year	$217,726	$203,693
Intangibles:
Trademarks (indefinite lived)	$17,780	$17,780
Customer relationships – gross	$56,619	$41,455
Less accumulated amortization	(28,703)	(17,494)
Customer relationships – net	$27,916	$23,961
Other intangibles – gross	$23,581	$17,887
Less accumulated amortization	(13,878)	(10,695)
Other intangibles – net	$9,703	$7,192
Total intangible assets	$97,980	$77,122
Less accumulated amortization	(42,581)	(28,189)
Total intangible assets – net	$55,399	$48,933

During 2007 and 2006, the Company recorded a goodwill impairment charge relating to MFP. MFP’s business operations have been discontinued as of December 31, 2007. In addition, the Company recognized losses in connection with an equity transaction of one of its consolidated subsidiaries in 2007 and another subsidiary in 2006 and reduced the carrying value of the goodwill related to the respective subsidiaries by $175 and $1,037, respectively.

The weighted average amortization periods for customer relationships and other intangible assets are 5 years and 5 years in total. The amortization expense of amortizable intangible assets for the year ended

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets  – (continued)

December 31, 2007, was $14,608 (2006 — $10,787; 2005 — $13,481) before tax and the estimated amortization expense for the five succeeding years before tax, per year is:

Year	Amortization
2008	$14,797
2009	$9,427
2010	$4,940
2011	$4,219
2012	$2,552

9. Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and minority interests by taxing jurisdiction for the years ended December 31, were:

	2007	2006	2005
Income (loss):
US	$12,834	$13,024	$21,929
Non-US	(5,892)	1,920	(6,334)
	$6,942	$14,944	$15,595

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2007	2006	2005
Current tax provision
US federal	$—	$—	$—
US state and local	(343)	1,523	1,331
Non-US	710	740	1,883
	367	2,263	3,214
Deferred tax provision (benefit):
US federal	3,145	5,550	(1,477)
US state and local	867	(844)	823
Non-US	1,241	151	688
	5,253	4,857	34
Income tax provision	$5,620	$7,120	$3,248

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2007	2006	2005
Income from continuing operations before income taxes, equity in affiliates and minority interest	$6,942	$14,944	$15,595
Statutory income tax rate	36.12%	36.12%	36.12%
Tax expense using statutory income tax rate	2,508	5,398	5,633
Other taxes	508	1,086	2,264
Non-deductible stock-based compensation	3,065	3,017	1,182
Other non-deductible expense	577	407	540
Change to valuation allowance on items affecting taxable income	6,870	3,038	943
Minority interests	(7,428)	(6,035)	(7,655)
Other, net	(480)	209	341
Income tax expense	$5,620	$7,120	$3,248
Effective income tax rate	80.9%	47.6%	20.8%

See Note 10 for income taxes for discontinued operations.

Income taxes receivable were $579 and $263 at December 31, 2007 and 2006, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $987 and $2,629 at December 31, 2007 and 2006, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the years ended 2007, 2006 and 2005, income tax expense does not include any amounts for interest and penalties.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2007	2006
Deferred tax assets:
Capital assets and other	$1,631	$1,891
Net operating loss carry forwards	65,077	61,472
Goodwill amortization	252	1,281
Interest deductions	8,383	7,492
Stock compensation	461	—
Unrealized foreign exchange	2,548	—
Capital loss carry forwards	20,123	10,827
Accounting reserves	3,033	4,416
Gross deferred tax asset	101,508	87,379
Less: valuation allowance	(86,125)	(65,790)
Net deferred tax assets	15,383	21,589
Deferred tax liabilities:
Capital assets and other	(981)	(3,192)
Deferred finance charges	(609)	(553)
Goodwill amortization	(4,813)	(5,744)
Total deferred tax liabilities	(6,403)	(9,489)
Net deferred tax asset	$8,980	$12,100
Disclosed as:
Deferred tax assets	$9,883	13,332
Deferred tax liabilities	(903)	(1,232)
	$8,980	$12,100

Included in accrued and other liabilities at December 31, 2007 and 2006 is a deferred tax liability of $84 and $92, respectively. Included in other current assets at December 31, 2007 is a deferred tax asset of $707.

The Company has US federal net operating loss carry forwards of $37,469 and non-US net operating loss carry forwards of $134,386, these carry forwards expire in years 2008 through 2027. The Company also has total indefinite loss carry forwards of $136,017. These indefinite loss carry forwards consist of $24,221 relating to the US and $111,796 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $88,236.

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

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2007, 2006 and 2005 was $6,870, $3,038 and $943, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

Deferred taxes are not provided for temporary differences representing earnings of non-Canadian subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

On January 1, 2007, the Company adopted the provisions of FIN48. We have classified certain liabilities as unrecognized tax benefits as well as any applicable penalties and interest.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
Balance at January 1, 2007	$617
Increases related to current year tax positions	—
Expiration of statute of limitations for the assessment of taxes	—
Balance at December 31, 2007	$617

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

10. Discontinued Operations

In March 2007, due to continued operating and client losses, the Company ceased Margeotes Fertitta Powell, LLC (“MFP”) current operations and spun off a new operating business and as a result incurred a goodwill impairment charge of $4,475, in 2007. The Company also recorded an impairment charge relating to MFP of $6,306 in 2006. After reviewing the 2008 projections of the new operating business the Company decided to cease the operations of the new operating business as well. As a result, the Company has classified these operations as discontinued. In addition, an additional intangible relating to an employment contract of $629 was deemed impaired and written off. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss of $7,123 in 2007, a loss of $5,986 in 2006 and a loss of $624 in 2005.

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo Strategic Entertainment, LLC (“Banjo”) operations. The results of operations of Banjo, net of income tax benefits, was a loss of $154 in 2007, a loss of $114 in 2006 and a loss of $621 in 2005. MFP and Banjo had been previously included in the Company’s specialized communication services segment.

In June 2006, the Company’s Board of Directors made the decision to sell or otherwise divest the Company’s Secure Paper Businesses and Secure Card Businesses (collectively, Secured Products International or “SPI”).

On November 14, 2006, the Company completed its sale of SPI, resulting in net proceeds of $27,000. Consideration was received in the form of cash of $20,000 and five additional annual payments of $1,000. In addition, the Company received a 7.5% equity interest in the newly formed entity acquiring SPI. The Company has recorded the present value of the five additional payments of $3,724 as Other Assets. Also included in Other Assets is the estimated value of the 7.5% equity interest received of $1,924. During 2006, the Company had previously recorded an impairment charge of $19,498 relating to SPI’s long lived assets to adjust them to fair market value. The sale of SPI has resulted in a gain of $2,856 ($1,824, net of taxes). The results of operations of SPI for 2006 was a loss of $21,569. During 2005, the results of operations of SPI was income of $561.

Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1,393 and $1,096 for the years ended 2006 and 2005, respectively.

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

10. Discontinued Operations  – (continued)

Company’s ownership interest in LifeMed was reduced to 18.3% from this transaction. As a result of the equity transaction of LifeMed, the Company recorded a gain of $1,300. This gain represents the Company’s reversal of a liability related to funding obligations that the Company is no longer obligated to fund. The Company no longer has any significant continuing involvement in the management or operations of LifeMed, and has not participated in the purchase of significant new equity offerings of LifeMed. Consequently, as of July 2005, the Company no longer consolidates the operations of LifeMed, commenced accounting for its remaining investment in LifeMed on a cost basis, and has reported the results of operations of LifeMed as discontinued operations for all periods presented. During 2005, LifeMed had income of $147. In February 2006, the Company sold 27% of its remaining ownership in LifeMed as partial settlement of a put obligation.

In November 2004, the Company’s management reached a decision to discontinue the operations of a component of its business. This component is comprised of the Company’s UK based marketing communications business, a wholly owned subsidiary Mr. Smith Agency, Ltd. (formerly known as Interfocus Networks Limited). The Company decided to dispose of the operations of this business due to its unfavorable economics. Substantially all of the net assets of the discontinued business were sold during the fourth quarter of 2004 with the disposition of all activities of Mr. Smith and remaining sale of assets was substantially complete by the end of the first quarter of 2005. No significant one-time termination benefits were incurred or are expected to be incurred. No further significant other charges are expected to be incurred. During 2005, Mr. Smith had income of $426.

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2007	2006	2005
Revenue	$3,491	$78,869	$96,577
Impairment charge	5,104	25,804	473
Operating loss	$(9,683)	$(28,407)	$(829)
Other income (expense)	(772)	625	(1,138)
Income tax recovery	3,178	2,959	1,201
Minority interest recovery	—	7	655
Net loss from discontinued operations	$(7,277)	$(24,816)	$(111)

The statutory income tax rate differs from the effective rate for 2006 due to the operating loss of SPI, which had a valuation allowance recorded against that amount. The 2005 effective rate was different from the statutory rate due to losses from certain Canadian entities in SPI which had a valuation allowance recorded against those amounts.

11. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the years ended December 31, were:

	2007	2006	2005
Net loss for the year	$(26,355)	$(33,539)	$(7,949)
Foreign currency cumulative translation adjustment	5,587	(2,210)	(181)
Comprehensive income (loss) for the year	$(20,768)	$(35,749)	$(8,130)

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2007	2006
Short term debt	$—	$4,910
Revolving credit facility	1,901	45,000
8% convertible debentures	45,395	38,613
Term loans	111,500	—
Note payable and other bank loans	3,285	5,206
	162,081	93,729
Obligations under capital leases	2,673	1,725
	164,754	95,454
Less:
Short term debt	—	4,910
Revolving credit facility	—	45,000
Current portion	1,796	1,177
	$162,958	$44,367

Interest expense related to long-term debt for the years ended December 31, 2007, 2006 and 2005 was $11,342, $9,025 and $6,472, respectively.

The amortization of deferred finance costs included in interest expense were $2,330, $2,213 and $1,305 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The new Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At December 31, 2007, the weighted average interest rate was 9.22%.

At December 31, 2007, $64,624 remains available under the Financing Agreement to support the Company’s future cash requirements. The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

The Company is currently in compliance with all of the terms and conditions of its Financing Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $14.12 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $1,009.00 (C$1,000.00) principal amount of Debentures.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2008	$1,796
2009	1,404
2010	46,611
2011	928
2012	114,015
$164,754

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2008	$1,075
2009	906
2010	666
2011	340
2012	14
2013 and thereafter	—
3,001
Less: imputed interest	(328)
2,673
Less: current portion	(911)
$1,762

13. Share Capital

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

The Company has not paid dividends on any class of shares during the three years ended December 31, 2007.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

(b) 2007 Share Capital Transactions

During the year ended December 31, 2007, Class A share capital increased by $23,260, as the Company issued 1,096,491 shares related to business acquisitions and 1,215,916 shares related to the exercise of stock options, vested restricted stock and stock appreciation rights.

Additional paid-in capital increased by $527, of which $9,088 related to an increase from stock-based compensation that was expensed during 2007 partially offset by $8,479 related to the exercise of stock appreciation right awards, stock options and vested restricted stock and $82 related to the resolution of a contingency based on the Company’s share price relating to a previous acquisition.

(c) 2006 Share Capital Transactions

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

(d) 2005 Share Capital Transactions

During the year ended December 31, 2005, Class A share capital increased by $14,825, as the Company issued 1,494,486 shares related to business acquisitions and 5,258 shares related to the exercise of stock options.

(e) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007, the Company’s shareholders approved an additional 1,000,000 authorized Class A Shares to be added to the 2005 Incentive Plan for a total of 3,000,000 authorized Class A Shares. As of December 31, 2007, the Company has granted 200,000 Director options, (of which 65,000 were forfeited) which option grants were for a ten-year term and vests over five (5) years from the grant date under this plan.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2005	—	—	—	—
Granted	737,500	$8.56	59,000	$8.78
Forfeited	(7,500)	8.55	—	—
Balance at December 31, 2006	730,000	8.56	59,000	8.78
Granted	553,729	7.80	439,149	9.87
Vested	(367,500)	8.56	—	—
Forfeited	(2,500)	8.55	(16,000)	8.54
Balance at December 31, 2007	913,729	$8.10	482,149	$9.78

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2007, was $2,841. In connection with the vesting of these awards, the Company realized a tax benefit of $340. At December 31, 2007, the weighted average remaining contractual life for performance based awards is 1.3 years and for time based awards is 1.9 years. At December 31 2007, the fair value of all restricted stock and restricted stock unit awards is $13,596. The term of these awards is three years with vesting up to three years. At December 31, 2007, the unrecognized compensation expense for performance based awards was $3,032 and time based awards was $4,193. At December 31, 2007, there are 1,111,622 awards available to grant.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share
Balance, December 31, 2004	1,884,615	$6.78	979,900	$6.65
Granted	25,000	6.89
Exercised	(5,258)	5.87
Expired and cancelled	(111,153)	10.29
Balance, December 31, 2005	1,793,204	6.79	1,241,773	6.41	551,431
Vested	—	—			(304,407)
Granted	125,000	8.95			125,000
Exercised	(30,400)	4.92			—
Expired and cancelled	(154,724)	7.96			(8,000)
Balance, December 31, 2006	1,733,080	8.57	1,369,056	8.25	364,024
Vested	—	—	—	—	(207,009)
Granted	50,000	8.48			50,000
Exercised	(592,000)	7.59			—
Expired and cancelled	(216,052)	9.08			(83,203)
Balance, December 31, 2007	975,028	$11.14	851,216	$11.31	123,812

At December 31, 2007, the intrinsic value of vested options was $198 and the intrinsic value of all options was $261. For options exercised during 2007, the Company received cash proceeds of $4,689. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2007 was $1,550. At December 31, 2007, the weighted average remaining contractual life of all outstanding options was 1.7 years and for all vested options was 1.2 years. At December 31, 2007, the unrecognized compensation expense of all options was $515 and will be recognized over the next 2.4 years.

For options exercised during 2006, the Company received cash proceeds of $146. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2006 was $119.

Share options outstanding as of December 31, 2007 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share	Weighted Average Contractual Life

$5.30 – $7.94	8,982	4.56	$6.81	8,982	$6.81	4.56
$7.95 – $9.27	193,830	3.87	$8.53	143,830	$8.55	1.89
$9.28 – $10.75	535,400	0.90	$10.61	475,400	$10.70	0.59
$10.76 – $15.84	230,148	1.65	$14.17	217,289	$14.08	1.68
$15.85 – $56.93	6,668	3.75	$30.71	5,715	$32.46	4.17

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

(f) Stock Appreciation Rights

During 2003, the Compensation Committee of the Board of Directors approved a stock appreciation rights (“SAR’s”) compensation program for senior officers and directors of the Company. SARS’s granted prior to 2006 have a term of four years, for SAR’s granted in 2006 and after they have a term of up to 10 years and all awards vest one-third on each anniversary date.

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable		Non Vested SAR’s
	Weighted Average Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Price Per Share
Balance at December 31, 2004	1,940,479	$7.02	548,493	$6.21
Granted	285,000	9.87
Exercised	—	—
Expired and cancelled	(5,000)	7.81
Balance at December 31, 2005	2,220,479	7.58	1,211,986	6.91	1,008,493
Vested	—	—			(728,438)
Granted	40,000	8.09			40,000
Exercised	(215,000)	4.42			—
Expired and cancelled	(35,166)	8.52			(10,055)
Balance at December 31, 2006	2,010,313	7.91	1,700,313	7.48	310,000
Vested	—	—			(206,666)
Granted	—	—			—
Exercised	(1,364,866)	6.84			—
Expired and cancelled	(30,447)	8.68			—
Balance at December 31, 2007	615,000	$11.33	511,666	$11.72	103,334

SAR’s outstanding as at December 31, 2007 are summarized as follows:

At December 31, 2007, the aggregate amount of shares to be issued on vested SAR’s was 4,971 shares with an intrinsic value of $48 and for all outstanding SAR’s, the aggregate amount of shares to be issued was 10,647 with an intrinsic value of $104. During 2007, the aggregate value of SAR’s exercised was $2,909. The Company did not receive any windfall tax benefits. At December 31, 2007, the weighted average remaining contractual life of all outstanding SAR’s was 1.5 years and for all vested SAR’s was 1.1 years. At December 31, 2007, the unrecognized compensation expense of all SAR’s was $93 and will be recognized over the next 1.3 years. During 2006, the aggregate value of SAR’s exercised was $813. The Company did not receive any windfall tax benefits.

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share	Weighted Average Contractual Life
$7.80	30,000	8.92	$7.80	9,999	$7.80	8.92
$7.81 – $10.00	230,000	1.99	$9.71	151,667	$9.72	1.92
$10.01 – $16.14	355,000	0.57	$12.68	350,000	$12.70	0.56

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

In 2007, 2006 and 2005, the recipient of these shares of restricted stock exercised his contractual right to receive a cash payment of $185, $127 and $121, respectively, in lieu of the 17,000 shares of restricted stock that vested in 2007, 16,500 shares of restricted stock that vested in 2006 and 2005, and as a result the underlying shares of restricted stock in each year were cancelled.

(h) Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

Warrants outstanding as at December 31, 2007 are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share
$13.66 – 15.34	102,426	1.13	$14.89	87,409	$14.82
$15.35 – $17.95	466,394	1.09	$16.12	448,394	$16.04
$17.96 – $19.71	160,087	1.17	$19.43	145,070	$19.46

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable		Non Vested Warrants
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share
Balance December 31, 2004	1,020,672	$13.10	648,159	$12.20
Granted	—	—
Expired and cancelled	(30,000)	13.54
Balance, December 31, 2005	990,672	13.53	768,168	13.06
Vested	—	—			222,504
Granted	—	—			—
Expired and cancelled	(257,146)	11.62			(92,843)
Balance, December 31, 2006	733,526	14.20	603,685	14.02	129,661
Vested	—	—			(81,627)
Granted	—	—			—
Expired and cancelled	(4,619)	17.96			—
Balance, December 31, 2007	728,907	$16.67	680,873	$16.61	48,034

At December 31, 2007, there was no intrinsic value of vested warrants and outstanding warrants.

The Company has reserved a total of 5,259,330 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2007 there were 1,111,622 shares available for future option and similar grants.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

14. Gain on Sale of Assets and Other

The gain on sale of assets and other for the years ended December 31 were as follows:

	2007	2006	2005
Other income	$117	$101	$100
Dividend income(b)	820	—
Gain (loss) on disposition of assets(a)	1,709	617	(200)
Gain (loss) on equity transactions of affiliates	—	(626)	39
Gain on sale of cross currency swap	—	192	—
Gain on recovery of investment	419	962	790
	$3,065	$1,246	$729

(a)	The gain on the dispositions of assets in 2007 primarily relates to the sale of the plane that was acquired in connection with the Zyman acquisition for consideration equal to $6,368. In connection with the sale, the Company repaid the loan relating to the plane in an amount equal to $5,001 and recorded a gain on the sale of $1,846.
(b)	The Company received a dividend payment of $820 from the purchaser of the Secured Products International Group.

15. Segmented Information

The Company reports in three segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services (“SMS”) segment includes Crispin Porter & Bogusky, kirshenbaum bond + partners, Zyman Group LLC among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.
•	The Customer Relationship Management (“CRM”) segment provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop a client’s customer base. This is accomplished using several domestic and a foreign-based customer contact facilities.
•	The Specialized Communication Services (“SCS”) segment includes all of the Company’s other marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

	For the Year Ended December 31, 2007
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$313,813	$112,958	$120,548	$—	$547,319
Cost of services sold	186,993	81,826	83,032	—	351,851
Office and general expenses	76,884	21,306	22,868	22,149	143,207
Depreciation and amortization	20,321	6,488	2,180	257	29,246
Operating Profit (Loss)	$29,615	$3,338	$12,468	$(22,406)	$23,015
Other Income (Expense):
Other income, net					3,065
Foreign exchange loss					(7,192)
Interest expense, net					(11,946)
Income from continuing operations before income taxes, equity in affiliates and minority interest					6,942
Income taxes					5,620
Income from continuing operations before equity in affiliates and minority interests					1,322
Equity in earnings of non-consolidated affiliates					165
Minority interests in income of consolidated subsidiaries	$(15,663)	$(122)	$(4,780)	$—	$(20,565)
Loss from continuing operations					(19,078)
Loss from discontinued operations					(7,277)
Net Loss					$(26,355)
Stock-based compensation	$5,194	$91	$489	$4,443	$10,217
Capital expenditures	$9,025	$7,936	$2,901	$210	$20,072
Goodwill intangibles	$200,408	$29,257	$43,460	$—	$273,125
Total assets	$329,169	$73,133	$109,321	$9,075	$520,698

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Restated for Discontinued Operations

	For the Year Ended December 31, 2006
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$241,481	$84,917	$85,809	$—	$412,207
Cost of services sold	118,018	61,419	57,479	—	236,916
Office and general expenses	71,589	16,531	15,165	24,062	127,347
Depreciation and amortization	17,567	5,003	1,308	284	24,162
Operating Profit (Loss)	$34,307	1,964	$11,857	$(24,346)	$23,782
Other Income (Expense):
Other income, net					1,246
Foreign exchange gain					614
Interest expense, net					(10,698)
Income from continuing operations before income taxes, equity in affiliates and minority interest					14,944
Income taxes					7,120
Income from continuing operations before equity in affiliates and minority interests					7,824
Equity in earnings of non-consolidated affiliates					168
Minority interests in income of consolidated subsidiaries	$(13,077)	$(73)	$(3,565)	$—	$(16,715)
Loss from continuing operations					(8,723)
Loss from discontinued operations					(24,816)
Net loss					$(33,539)
Stock-based compensation	$1,010	$24	$2,339	$4,988	$8,361
Capital expenditures	$9,165	$11,646	$1,210	$377	$22,398
Goodwill and intangibles	$185,033	$37,823	$29,770	$—	$252,626
Total assets	$297,636	$63,577	$93,838	$38,450	$493,501

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

Restated for Discontinued Operations

	For the Year Ended December 31, 2005
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$203,944	$67,240	$78,640	$—	$349,824
Cost of services sold	97,316	51,913	52,204	—	201,433
Office and general expenses	54,810	10,427	13,068	25,138	103,443
Depreciation and amortization	17,892	3,578	804	362	22,636
Operating Profit (Loss)	$33,926	$1,322	$12,564	$(25,500)	$22,312
Other Income (Expense):
Other income, net					729
Foreign exchange gain					80
Interest expense, net					(7,526)
Income from continuing operations before income taxes, equity in affiliates and minority interest					15,595
Income taxes					3,248
Income from continuing operations before equity in affiliates and minority interests					12,347
Equity in earnings of non-consolidated affiliates					1,402
Minority interests in income of consolidated subsidiaries	$(18,205)	$(84)	$(3,298)	$—	$(21,587)
Loss from continuing operations					(7,838)
Loss from discontinued operations					(111)
Net loss					$(7,949)
Stock-based compensation	$519	$81	$—	$2,672	$3,272
Capital expenditures	$5,762	$4,028	$636	$286	$10,712
Goodwill and intangibles	$187,977	$28,761	$35,366	$61	$252,165
Total assets	$289,011	$50,362	$91,914	$76,028	$507,315

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2007	$40,808	$5,196	$1,437	$47,441
2006	$38,933	$3,871	$1,621	$44,425
Goodwill and Intangible Assets
2007	$241,410	$31,715	$—	$273,125
2006	$228,065	$24,561	$—	$252,626

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2007	$439,495	$94,401	$13,423	$547,319
2006	$345,310	$58,927	$7,970	$412,207
2005	$290,493	$51,880	$7,451	$349,824

16. Related Party Transactions

(a)	The Company incurred fees and paid incentive awards totaling $2,471, $2,394 and $2,375 in 2007, 2006 and 2005, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3,500 upon execution of the Services Agreement, which has been expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2,677 (C$3,000) note receivable due on November 1, 2007 from Nadal Management, Inc. In addition during 2007, in accordance with this new agreement Mr. Nadal repaid an additional $458 of loans due to the Company.

(b)	In 2000, the Company agreed to provide to its CEO, Miles S. Nadal a bonus of C$10,000 ($10,088) in the event that the average market price of the Company’s Class A subordinate voting shares is C$30 ($30) per share or more for more than 20 consecutive trading days (measured as of the close of trading

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Related Party Transactions  – (continued)

on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,351 ($6,407), as at December 31, 2007, which has been reserved for in the Company’s accounts. These loans have no stated maturity date.
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

During 2007, 2006 and 2005, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $0.4 million, $0.3 million and $0.1 million, respectively.

(d)	A subsidiary of the Company charged fees of $33, $149 and $147 in 2007, 2006 and 2005, respectively, to a trust of which an officer of the Company is a trustee.

17. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration.  In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 4.

Put Options.  Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2008 to 2015. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2007, perform over the relevant future periods at their 2007 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $69,753 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $11,876 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $8,484 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised.

In January 2008, certain owners of Allard Johnson put to the Company 9.9% of their ownership in Allard Johnson for approximately $2,300 cash.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

17. Commitments, Contingencies and Guarantees  – (continued)

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the year ended December 31, 2007, 2006 and 2005, these operations incurred costs of nil, nil and $128, respectively related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $447 in an investment fund over a period of up to two years. At December 31, 2007, the Company has $6,975 of undrawn outstanding letters of credit.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $16,990, for 2007, $15,762 for 2006 and $14,689 for 2005, which was reduced by sublease income of $124 in 2007, $779 in 2006 and $954 in 2005. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2007 and thereafter, are as follows:

Period	Amount
2008	$17,293
2009	15,860
2010	14,690
2011	10,651
2012	9,386
2013 and thereafter	26,238
$94,118

At December 31, 2007, the total future cash to be received on sublease income is $3,740.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

18. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of this interpretation did not have a material effect on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this new statement on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this new statement on its financial statements.

In December 2007, FASB issued SFAS No. 141R “Business Combination” (“SFAS 141R”). This revised statement retains some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method” in Statement 141) for all business combinations but SFAS 141R broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This statement also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R will require both acquisition-related costs and restructuring costs to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. SFAS 141R is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements.

19. Subsequent Events

In January 2008, the Company through its Zyman subsidiary acquired the net assets of two consulting firms. The Company paid an aggregate purchase price of $2,125, comprised of cash equal to $1,000 and the issuance of 126,478 Class A shares valued at $1,125. The principals of those consulting firms joined the Zyman Group as executive officers.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Subsequent Events  – (continued)

In February 2008, the Company through its Bratskeir subsidiary acquired the net assets of Clifford Public Relations LLC, (“Clifford”). This acquisition will expand the locations and breath of services provided by Bratskeir. The purchase price of $2,300 was paid in cash equal to $2,050 and the issuance of 30,444 Class A shares, plus the issuance of 7.5% of the membership interests in the new Bratskeir/Clifford entity.

20. Quarterly Results Of Operations (Unaudited) (Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2007 and 2006, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2007	$118,080	$134,497	$139,135	$155,607
2006	$94,518	$97,556	$98,297	$121,836
Cost of services sold:
2007	$76,963	$85,886	$90,468	$98,534
2006	$57,005	$58,290	$55,092	$66,529
Loss from continuing operations:
2007	$(4,968)	$(929)	$(6,060)	$(7,121)
2006	$(4,196)	$(253)	$(2,369)	$(1,905)
Net loss:
2007	$(8,797)	$(2,601)	$(6,773)	$(8,184)
2006	$(5,133)	$(10,503)	$(12,909)	$(4,994)
Loss per common share:
Basic
Continuing operations:
2007	$(0.20)	$(0.04)	$(0.24)	$(0.28)
2006	$(0.18)	$(0.01)	$(0.10)	$(0.08)
Net loss:
2007	$(0.36)	$(0.11)	$(0.27)	$(0.31)
2006	$(0.22)	$(0.44)	$(0.54)	$(0.20)
Diluted
Continuing operations:
2007	$(0.20)	$(0.04)	$(0.24)	$(0.28)
2006	$(0.18)	$(0.01)	$(0.10)	$(0.08)
Net loss:
2007	$(0.36)	$(0.11)	$(0.27)	$(0.31)
2006	$(0.22)	$(0.44)	$(0.54)	$(0.20)

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

20. Quarterly Results Of Operations (Unaudited) (Restated for Discontinued Operations)  – (continued)

Loss from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2007 includes a $2,603 non-cash stock based compensation charge relating to the KBP acquisition. See Note 4.
•	The fourth quarter of 2006 includes a one time reversal of a termination of a prior commitment of $1,980 and the elimination of potential liabilities of $1,251 relating to a change in estimate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2007, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been independently audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners, Inc.
New York, New York

We have audited MDC Partners, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MDC Partners, Inc., and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

New York, New York
March 7, 2008

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2008 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2007, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 6, 2008 are:

Name	Age	Office
Miles S. Nadal(1)	50	Chairman of the Board, and Chief Executive Officer
Steven Pustil(1)	64	Vice Chairman
David Doft	36	Chief Financial Officer
Charles K. Porter	63	Chief Strategist
Robert E. Dickson	49	Managing Director
Mitchell S. Gendel	42	General Counsel & Corporate Secretary
Graham L. Rosenberg	45	Managing Director
Michael Sabatino	43	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	43	Managing Director

(1)	Also a director

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

Mr. Pustil has been a director of MDC since 1992, and Vice Chairman of MDC since 1992. Mr. Pustil is President of Penwest Development Corporation Ltd. — a real estate development and construction firm that he established in 1972. Mr. Pustil is a chartered accountant and serves on the Board of Mount Sinai Hospital.

Mr. Doft joined MDC Partners in August 2007 as Chief Financial Officer. Prior to joining MDC Partners, he oversaw media and Internet investments at Cobalt Capital Management Inc. from July 2005 to July 2007. Prior thereto, he worked at Level Global Investors from October 2003 to March 2005 investing in media and Internet companies. Before that, Mr. Doft was a sell side analyst for ten years predominately researching the advertising and marketing services sector for CIBC World Markets where he served as Executive Director and ABN AMRO/ING Barings Furman Selz where he was Managing Director.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders MDC Partners Inc. New York, New York

The audits referred to in our report dated March 7, 2008 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries which is contained in Item 8 of this Form 10-K also included the audits of the financial statement Schedule II for years ending 2006 and 2007. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement Schedule II when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

New York, New York
March 7, 2008

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II – 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2007
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period

Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2007	$1,633	$529	$(872)	$67	$1,357
December 31, 2006	$1,250	$716	$(332)	$(1)	$1,633
December 31, 2005	$1,521	$595	$(1,002)	$136	$1,250

Schedule II – 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2007 (Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period

Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2007	$65,790	$6,870	$6,853	(1)	$6,612	$86,125
December 31, 2006	$44,721	$3,038	$18,226	(1)	$(195)	$65,790
December 31, 2005	$42,555	$943	$(225)		$1,448	$44,721

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, which were fully reserved and adjustment for net operating loss relating to sale of business.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.

By:	s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 7, 2008
/s/ Robert Kamerschen Robert Kamerschen	Presiding Director	March 7, 2008
/s/ Clare Copeland Clare Copeland	Director	March 7, 2008
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 7, 2008
/s/ Jeffrey Epstein Jeffrey Epstein	Director	March 7, 2008
/s/ Scott Kauffman Scott Kauffman	Director	March 7, 2008
/s/ Michael J. Kirby Michael J. Kirby	Director	March 7, 2008
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 7, 2008
/s/David Doft David Doft	Chief Financial Officer	March 7, 2008
/s/Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1	Trust Indenture, dated as of June 28, 2005, by and between the Company and Computershare Trust Company of Canada Inc. relating to the issuance of the Company’s 8% convertible debentures (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on August 9, 2005);
10.1	Underwriting Agreement, dated June 10, 2005, by and among the Company and four underwriters, for the purchase of 8% convertible unsecured debentures of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2005);
10.2	Stock Purchase Agreement, dated November 3, 2006, by and among the Company (as seller), Secured Products (Cayman), Inc. (as purchaser) and H.I.G. Capital Management, Inc., relating to the sale of the Company’s Secure Products International Group (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2006);
10.3	Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2007);
10.3.1	Letter Agreement between the Company and Miles Nadal dated April 11, 2005, (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.4	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.5	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filled on August 7, 2007);
10.6	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.7	Amended and Restated Employment Agreement between the Company and Graham Rosenberg, dated as of December 26, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 15, 2006);
10.7.1	Amendment to Employment Agreement between the Company and Graham Rosenberg, dated November 14, 2007*
10.8	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2004);
10.8.1	Amendment to Employment Agreement between the Company and Robert Dickson, dated November 20, 2007*
10.9	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.10	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);

Exhibit No.	Description
10.11	Separation Agreement and Release between the Company and Steven Berns, dated as of July 23, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filled on August 7, 2007);
10.12	Amended and Restated Stock Option Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 10, 2004);
10.13	Stock Appreciation Rights Plan dated as of April 22, 2004 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 10, 2004);
10.13.1	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2006);
10.13.2	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.14	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2007 Annual and Special Meeting of Shareholders on June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on August 7, 2007);
10.14.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.14.2	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2005);
10.14.3	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.14.4	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.14.5	Form of Service–Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007).
10.15	Membership Unit Purchase Agreement (the “Zyman Purchase Agreement”), dated as of April 1, 2005 among the Company, and ZG Acquisition Inc., Zyman Group, LLC, Zyman Company, Inc. and certain employees of Zyman Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005);
10.15.1	Amendment No. 1, dated as of August 8, 2005, to the Zyman Purchase Agreement (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed on August 9, 2005);
10.15.2	Second Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC dated as of January 11, 2008*;
10.16	Financing Agreement, dated as of June 18, 2007 by and among MDC Partners Inc., Maxxcom Inc., and Fortress Credit Corp., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 19, 2007);
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc.*;
14.1	MDC Partners’ Corporate Governance Guidelines adopted on March 6, 2006 (incorporated by reference to Exhibit 14.2 to the Company’s Form 10-K filed on March 15, 2006);
21	Subsidiaries of Registrant*;
23.1	Consent of Independent Registered Public Accounting Firm [KPMG LLP]*;
23.2	Consent of Independent Registered Public Accounting Firm [BDO Seidman LLP]*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

Exhibit No.	Description
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.