Form 10-Q
period 2008-03-31
MDC PARTNERS INC
filed 2008-05-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of May 1, 2008 were: 27,313,950 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
		Reclassified (Note 1)
Revenue:
Services	$143,344	$118,080
Operating Expenses:
Cost of services sold	97,591	76,963
Office and general expenses	35,849	33,244
Depreciation and amortization	10,088	5,811
	143,528	116,018
Operating profit (loss)	(184)	2,062
Other Income (Expenses):
Other income (expense)	3,603	(708)
Interest expense	(3,889)	(2,650)
Interest income	206	156
	(80)	(3,202)

Loss from continuing operations before income taxes, equity in affiliates and minority interests	(264)	(1,140)
Income tax recovery	825	515
Income/(loss) from continuing operations before equity in affiliates and minority interests	561	(625)
Equity in earnings (loss) of non-consolidated affiliates	140	(50)
Minority interests in income of consolidated subsidiaries	(2,094)	(4,291)
Loss from continuing operations	(1,393)	(4,966)
Loss from discontinued operations	(2,001)	(3,831)
Net Loss	$(3,394)	$(8,797)
Loss Per Common Share:
Basic and Diluted:
Continuing operations	$(0.05)	$(0.20)
Discontinued operations	(0.08)	(0.16)
Net Loss	$(0.13)	$(0.36)
Weighted Average Number of Common Shares Outstanding:
Basic	26,497,163	24,274,797
Diluted	26,497,163	24,274,797

Non cash stock-based compensation expense is included in the following line items above:

Cost of services sold	$240	$257
Office and general expenses	1,758	1,659
Total	$1,998	$1,916

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,749	$10,410
Accounts receivable, less allowance for doubtful accounts of $1,705 and $1,357	145,749	135,260
Expenditures billable to clients	29,001	19,409
Prepaid expenses	6,707	5,937
Other current assets	2,504	2,422
Total Current Assets	189,710	173,438
Fixed assets, at cost, less accumulated depreciation of $62,034 and $58,822	47,591	47,440
Investment in affiliates	1,657	1,434
Goodwill	224,240	217,726
Other intangibles assets, net	51,010	55,399
Deferred tax asset	10,182	9,175
Other assets	15,300	16,086
Total Assets	$539,690	$520,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,756	$65,839
Accruals and other liabilities	64,532	74,668
Advance billings	74,519	50,988
Current portion of long-term debt	1,855	1,796
Deferred acquisition consideration	2,223	2,511
Total Current Liabilities	201,885	195,802
Revolving credit facility	18,561	1,901
Long-term debt	115,927	115,662
Convertible notes	43,838	45,395
Other liabilities	8,624	8,267
Deferred tax liabilities	530	819

Total Liabilities	389,365	367,846

Minority interests	25,940	24,919
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 26,801,660 and 26,235,932 shares issued in 2008 and 2007	212,793	207,958
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2008 and 2007, each convertible into one Class A share	1	1
Share capital to be issued, 27,545 Class A shares	214	214
Additional paid-in capital	25,135	26,743
Accumulated deficit	(116,363)	(112,969)
Stock subscription receivable	(357)	(357)
Accumulated other comprehensive income	2,962	6,343
Total Shareholders’ Equity	124,385	127,933
Total Liabilities and Shareholders’ Equity	$539,690	$520,698

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Three Months Ended March 31,
	2008	2007
		Reclassified (Note 1)
Cash flows from operating activities:
Net loss	$(3,394)	$(8,797)
Loss from discontinued operations	(2,001)	(3,831)
Loss from continuing operations	(1,393)	(4,966)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
Depreciation	4,042	3,613
Amortization of intangibles	6,046	2,198
Non-cash stock-based compensation	1,759	1,692
Amortization of deferred finance charges	346	578
Deferred income taxes	—	1,796
Earnings of non-consolidated affiliates	(140)	50
Minority interest and other	725	(35)
Foreign exchange	(4,117)	753
Changes in non-cash working capital:
Accounts receivable	(10,681)	(5,619)
Expenditures billable to clients	(9,592)	(13,875)
Prepaid expenses and other current assets	(851)	(3,888)
Accounts payable, accruals and other liabilities	(20,289)	(30,352)
Advance billings	23,420	21,332
Cash flows used in continuing operating activities	(10,725)	(26,723)
Discontinued operations	275	448
Net cash used in operating activities	(10,450)	(26,275)
Cash flows from investing activities:
Capital expenditures	(4,223)	(3,502)
Acquisitions, net of cash acquired	(5,737)	(416)
Proceeds from sale of assets	136	—
Other investments	(109)	—
Discontinued operations	—	(135)
Net cash used in investing activities	(9,933)	(4,053)
Cash flows from financing activities:
Decrease in bank indebtedness	—	(4,376)
Proceeds from revolving credit facility	16,660	33,350
Repayment of long-term debt	(200)	(311)
Issuance of share capital	—	452
Proceeds from stock subscription receivable	—	184
Purchase of treasury shares	(874)	(660)
Discontinued operations	—	(38)
Net cash provided by financing activities	15,586	28,601
Effect of exchange rate changes on cash and cash equivalents	136	(78)
Net decrease in cash and cash equivalents	(4,661)	(1,805)
Cash and cash equivalents at beginning of period	10,410	6,591
Cash and cash equivalents at end of period	$5,749	$4,786

Supplemental disclosures:
Cash paid to minority partners	$4,826	$7,093
Cash income taxes paid	$280	$564
Cash interest paid	$2,737	$3,310
Non-cash transactions:
Share capital issued on acquisitions	$2,360	$—
Capital leases	$72	$169

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007.

In December 2007, the Company discontinued the operations of Margeotes Fertitta Powell, LLC (“MFP”) and Banjo Strategic Entertainment, LLC (“Banjo”) and accordingly has reclassified its 2007 financial results to reflect discontinued operations.

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

Fair Value of Financial Instruments – Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 9% and 13% of the Company’s consolidated accounts receivable at March 31, 2008 and December 31, 2007, respectively. This client also accounted for 20% and 15% of revenue for the three months ended March 31, 2008 and March 31, 2007, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2008 and December 31, 2007, is approximately $49 and $63, respectively, of cash restricted as to its use by the Company.

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

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is derived using the Black-Scholes option pricing model and is recorded in operating income over the service period, which is the vesting period of the award.

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

In February and March 2008, the Company issued 139,069 Class A shares of time-based restricted stock, and 681,458 time-based restricted stock units, to its employees under the 2005 Stock Incentive Plan. The Class A shares underlying each grant of restricted stock or restricted stock units will vest one-third on each of the anniversary dates of grant in 2009, 2010 and 2011 subject to acceleration if certain financial performance targets are achieved in 2008 and 2009. The Company will be recording a non-cash stock based compensation charge of $2,480 from the date of grant through March 15, 2009 for these awards.

For the three months ended March 31, 2008, the Company has recorded a $207 charge relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. Class A shares of restricted stock granted to employees amounting to 487,624 are included in the Company’s calculation of Class A shares outstanding as of March 31, 2008.

3.           Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2008	2007
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(1,393)	$(4,966)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(1,393)	$(4,966)
Denominator
Denominator for basic loss per common share - weighted average common shares	26,497,163	24,274,797
Effect of dilutive securities	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	26,497,163	24,274,797
Basic loss per common share from continuing operations	$(0.05)	$(0.20)
Diluted loss per common share from continuing operations	$(0.05)	$(0.20)

The 8% convertible debentures, options and other rights to purchase 7,090,359 shares of common stock, which includes 487,624 shares of non-vested restricted stock, were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the three months ended March 31, 2007, the 8% convertible debentures, options and other rights to purchase 7,920,436 shares of common stock, which includes 253,614 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.    Acquisitions

First Quarter 2008 Acquisitions

On January 1, 2008, the Company completed six equity acquisitions with various shareholders of Allard Johnson Communications Inc., (“Allard”), all pursuant to contractual puts options. The Aggregate purchase price for the six transactions was cash equal to $2,416. These transactions increased the Company’s equity ownership in Allard to 70.2%, an increase of 9.9%. The allocation of the excess purchase consideration of this step acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $172 (consisting of customer lists and existing backlog) and goodwill of $2,244. The identified intangibles will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangible and goodwill are not tax deductible.

In January 2008, the Company’s 62% owned subsidiary, Zyman Group, purchased certain assets of Core Strategy Group and DMG Inc. The aggregate purchase price paid at closing consisted of $1,000 paid in cash and the issuance of 126,478 newly issued shares of the Company’s Class A stock valued at $1,110. In addition, the principals of Core Strategy Group and DMG received 1,000,000 newly-issued Restricted Class C units of Zyman Group, which will entitle them to a profit interest of 15% of Zyman Group’s pre-tax income in excess of a specified threshold amount. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A share on the date of the acquisitions. The accounting value of the Restricted Class C units of Zyman Group was determined based on a Black-Scholes value of $1,001. The allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $497 (consisting of customer lists and covenants not to compete) and goodwill of $2,626. The identified intangibles will be amortized up to a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

On February 12, 2008, the Company’s Bratskeir subsidiary purchased the net assets of Clifford PR for $2,050 in cash and the issuance of 30,444 newly issued shares of the Company’s Class A stock valued at $249, plus a 10% membership interest in Clifford/Bratskeir. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. The accounting value of the 10% membership interest in Clifford/Bratskeir was valued at $1,064. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $1,031 (consisting of customer lists, backlog and covenants not to compete) and goodwill of $2,201. The identified intangibles will be amortized over a period of up to five years in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

2007 Acquisitions

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain minority holders resulting in the Company’s current ownership of 77%. The purchase price consisted of a payment of approximately $22,561 in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5,546. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period two days before and after the November 1, 2007 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in December 2007 and in April 2008. Prior to the transaction, the Company consolidated CPB as a Variable Interest Entity (“VIE”). As a result of this step acquisition, the Company now consolidates CPB as a majority owned subsidiary. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $4,637 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,000 represents customer backlog and is being amortized over a five month period and the balance of $2,637 represents customer relationships and is being amortized over a five year period. These intangibles are tax deductible in future years as well as $23,470 of intangibles which have been previously recorded in connection with the VIE accounting.

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

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. Redscout is expected to expand the Company’s strategic consultancy services within the Strategic Marketing Services segment. The purchase price consisted of $4,021 in cash and $641 was paid in the form of 76,340 newly issued Class A shares of the Company. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008. As of December 31, 2007, the Company will be required to make additional payments of $1,500 of which approximately $214 may be paid in the form of Class A shares. At December 31, 2007, this amount has been accrued in deferred acquisition consideration. In addition, the Company incurred approximately $35 of transaction related costs for a total purchase price of $4,697. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $1,275 and goodwill of $2,706 and is based on estimates of fair values and certain assumptions that the Company believes are reasonable. The intangibles and goodwill are tax deductible in future years.

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

On April 4, 2007, the Company acquired a 59% membership interest in HL Group Partners LLC (“HL”). The Company intends to use up to 8% of the membership interests acquired for purposes of entering into a profits interest arrangement with other key executives of HL, or “Gen II” management of which 7% has been issued. Gen II management will also have liquidity rights based on any appreciation of value over the original purchase price attributable to the profits interest. HL is a marketing strategy and corporate communications firm with a specialty in high end fashion and luxury goods. HL is expected to expand the Company’s creative talent within the Strategic Marketing Services segment. The purchase price consisted of $4,813 in cash, of which $4,493 was paid and $320 was paid in April 2008, and $1,000 was paid in the form of 128,550 newly-issued Class A shares of the Company. In addition, the Company incurred transaction costs of approximately $30 for a total purchase price of $5,843. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $2,154 and goodwill of $3,442 and is based on estimates of fair values and certain assumptions that the Company believes are reasonable. The intangibles and goodwill are tax deductible in future years.

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2007 assume that the acquisition of the operating assets of the significant businesses acquired during 2007 had occurred on January 1, 2007. For the three months ended March 31, 2008, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. These unaudited pro forma results for the three months ended March 31, 2007, include an adjustment for the non-cash stock based compensation charge of $2,603 resulting from the KBP acquisition.

Three Months Ended March 31, 2007
Revenues	$118,080
Net loss	$(11,537)
Loss per common share:
Basic – net loss	$(0.46)
Diluted – net loss	$(0.46)

5.    Accrued and Other Liabilities

At March 31, 2008 and December 31, 2007, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $5,531 and $7,916, respectively.

6.    Discontinued Operations

In March 2007, due to continued operating and client losses, the Company ceased operations of MFP and spun off a new operating business. As a result, the Company incurred a goodwill impairment charge of $4,475, in 2007. After reviewing the 2008 projections of the new operating business, the Company decided to cease the operations of the new MFP operating business as well. As a result, the Company has classified these operations as discontinued. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss, net of income tax benefits of $3,783 in 2007. The 2008 loss, net of income tax benefits of $2,001, consists primarily of the accrual of lease abandonment costs and severance costs.

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo’s operations. The results of operations of Banjo, net of income tax benefits, was a loss of $48 in 2007. MFP and Banjo had been previously included in the Company’s specialized communication services segment.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, were the following:

	Three Months Ended March 31,
	2008	2007
Revenue	$158	$1,451
Impairment charge	$—	$4,475
Operating loss	(2,903)	(5,701)
Other income (expense)	(131)	(101)
Net loss from discontinued operations	$(2,001)	$(3,831)

7.    Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended March 31,
	2008	2007
Net loss for the period	$(3,394)	$(8,797)
Foreign currency cumulative translation adjustment	(3,381)	536
Comprehensive loss for the period	$(6,775)	$(8,261)

8.    Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	March 31, 2008	December 31, 2007

Revolving credit facility	$18,561	$1,901
8% convertible debentures	43,838	45,395
Term loans	111,500	111,500
Notes payable and other bank loans	3,700	3,285
	177,599	162,081
Obligations under capital leases	2,582	2,673
	180,181	164,754
Less:
Current portions	1,855	1,796
Long term portion	$178,326	$162,958

MDC Financing Agreement and Debentures

New Financing Agreement

On June 18, 2007, MDC Partners Inc. (the “Company”) and its material subsidiaries entered into a new $185,000 senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's prior credit facility, which was terminated.

The new Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At March 31, 2008, the weighted average interest rate was 7.39%.

At March 31, 2008, $49,919 remains available under the Financing Agreement to support the Company’s future cash requirements. The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $13.64 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $974.18 (C$1,000.00) principal amount of Debentures.

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

9.            Shareholders’ Equity

During the three months ended March 31,2008, Class A share capital increased by $4,835, as the Company issued 528,536 Class A shares related to vested restricted stock. Additionally, during the three months ended March 31, 2008, the Company issued 156,922 Class A shares, valued at $1,359 in connection with acquisitions. During the three months ended March 31, 2008 “Additional paid-in capital” decreased by $4,368 related to the vested restricted stock, offset by $1,759 related to an increase from stock-based compensation that was expensed during the same period and $1,001 related to the profit interest granted in the Core Strategy Group and DMG acquisitions by the Zyman Group.

In March 2008, the Company purchased and retired 107,384 Class A shares for $874 from employees in connection with the required tax withholding resulting from the vesting of shares of the restricted stock. In addition, the Company received and retired 12,346 Class A shares from the Company’s CEO as partial payment of outstanding loans.

10.          Other Income (Expense)

	Three Months Ended March 31,
	2008	2007
Other income (expense)	$12	$(149)
Foreign currency transaction gain (losses)	3,639	(559)
Loss on sale of assets	(48)	—
	$3,603	$(708)

11.         Segmented Information

The Company reports in three segments plus corporate. The segments are as follows:

•
The Strategic Marketing Services (“SMS”) segment consists of integrated marketing consulting services firms that offer a complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

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

During the fourth quarter of 2007, the Company reclassified certain costs from the corporate segment to each of the SMS, CRM and SCS segments. As a result, the 2007 segments have been restated for this reclassification.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements.

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$77,981	$34,663	$30,700	$—	$143,344

Cost of services sold	50,618	25,690	21,283	—	97,591

Office and general expenses	19,341	5,921	6,204	4,383	35,849

Depreciation and amortization	7,292	1,825	903	68	10,088

Operating Profit/(Loss)	730	1,227	2,310	(4,451)	(184)

Other Income (Expense):
Other income					3,603
Interest expense, net					(3,683)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(264)
Income tax recovery					825

Loss from continuing operations before equity in affiliates and minority interests					561
Equity in earnings of non-consolidated affiliates					140
Minority interests in income of consolidated subsidiaries	(670)	(57)	(1,367)	—	(2,094)

Loss from continuing operations					(1,393)
Loss from discontinued operations					(2,001)

Net Loss					$(3,394)

Non cash stock based compensation	$446	$32	$252	$1,268	$1,998

Supplemental Segment Information:

Capital expenditures	$2,708	$878	$609	$28	$4,223

Goodwill and intangibles	$200,314	$29,128	$45,808	$—	$275,250

Total assets	$348,925	$75,407	$101,717	$13,641	$539,690

Three Months Ended March 31, 2007
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$70,563	$23,568	$23,949	$—	$118,080

Cost of services sold	42,754	16,998	17,211	—	76,963

Office and general expense	18,195	4,537	5,122	5,390	33,244

Depreciation and amortization	3,766	1,550	427	68	5,811

Operating Profit/(Loss)	5,848	483	1,189	(5,458)	2,062

Other Income (Expense):
Other expense					(708)
Interest expense, net					(2,494)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(1,140)
Income tax recovery					515

Loss from continuing operations before equity in affiliates and minority interests					(625)
Equity in loss of non-consolidated affiliates					(50)
Minority interests in income of consolidated subsidiaries	(3,716)	(14)	(561)	—	(4,291)

Loss from continuing operations					(4,966)

Loss from discontinued operations					(3,831)

Net Loss					$(8,797)

Non cash stock based compensation	$489	$26	$124	$1,277	$1,916

Supplemental Segment Information:

Capital expenditures	$1,658	$1,435	$362	$47	$3,502
Goodwill and intangibles	$178,807	$29,643	$38,627	$—	$247,077

Total assets	$321,706	$66,026	$101,956	$14,705	$504,393

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2008	$117,709	$22,150	$3,485	$143,344
2007	$96,903	$18,683	$2,494	$118,080

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at March 31, 2008 would be expected to be owed in 2008.

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2008, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $61,399 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $10,380 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $9,515 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2008 and 2007, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments. The Company has commitments to fund $337 in one investment fund over a period of up to two years. At March 31, 2008, the Company has issued $5,020 of undrawn outstanding letters of credit.

13. New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The adoption of this statement did not have a material effect on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on its financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2008 means the period beginning January 1, 2008, and ending December 31, 2008).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2008 and 2007, and the financial condition of the Company as of March 31, 2008. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2007 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major reportable segment (organic); growth from currency changes; and growth from acquisitions.

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

Capital expenses are measured as either maintenance or investment related.  Maintenance capital expenses are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses.  Investment capital expenses include expansion costs, the build out of new capabilities, technology or call centers, or other growth initiatives not related to the day to day upkeep of the existing operations.  Growth capital expenses are measured and approved based on the expected return of the invested capital.

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC has entered into a number of acquisition and disposal transactions during the 2007 to 2008 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the consolidated financial statements.

Foreign Exchange Fluctuations.  MDC’s financial results and competitive position are primarily affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”

Seasonality.  Historically, with some exceptions, the fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

 Reclassifications. During the fourth quarter of 2007, the Company reclassified certain costs from the corporate segment to each of the SMS, CRM and SCS segments. As a result, the 2007 segments have been restated for this reclassification.

Results of Operations:
For the Three Months Ended March 31, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$77,981	$34,663	$30,700	$—	$143,344

Cost of services sold	50,618	25,690	21,283		97,591

Office and general expenses	19,341	5,921	6,204	4,383	35,849

Depreciation and amortization	7,292	1,825	903	68	10,088

Operating Profit/(Loss)	730	1,227	2,310	(4,451)	(184)

Other Income (Expense):
Other income					3,603
Interest expense, net					(3,683)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(264)
Income tax recovery					825

Loss from continuing operations before equity in affiliates and minority interests					561
Equity in earnings of non-consolidated affiliates					140
Minority interests in income of consolidated subsidiaries	(670)	(57)	(1,367)	—	(2,094)

Loss from continuing operations					(1,393)
Loss from discontinued operations					(2,001)

Net Loss					$(3,394)

Non cash stock based compensation.	$446	$32	$252	$1,268	$1,998

Results of Operations:
For the Three Months Ended March 31, 2007
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$70,563	$23,568	$23,949	$—	$118,080

Cost of services sold	42,754	16,998	17,211	—	76,963

Office and general expenses	18,195	4,537	5,122	5,390	33,244

Depreciation and amortization	3,766	1,550	427	68	5,811

Operating Profit/(Loss)	5,848	483	1,189	(5,458)	2,062

Other Income (Expense):
Other expense					(708)
Interest expense, net					(2,494)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(1,140)
Income tax recovery					515

Loss from continuing operations before equity in affiliates and minority interests					(625)
Equity loss of non-consolidated affiliates					(50)
Minority interests in income of consolidated subsidiaries	(3,716)	(14)	(561)	—	(4,291)

Loss from continuing operations					(4,966)

Loss from discontinued operations					(3,831)

Net loss					$(8,797)

Non cash stock based compensation	$489	$26	$124	$1,277	$1,916

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Revenue was $143.3 million for the quarter ended March 31, 2008, representing an increase of $25.3 million, or 21.4%, compared to revenue of $118.1 million for the quarter ended March 31, 2007. This revenue increase relates primarily to organic growth of $17.3 million and $4.7 million relating to acquisitions. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2008, resulted in increased revenues of $3.3 million.

Operating profit for 2008 was a loss of $0.2 million, compared to income of $2.1 million for 2007. The decrease in operating profit was primarily the result of a decrease in operating profit of $5.1 million in the Strategic Marketing Services (“SMS”) segment, partially offset by increases in operating profits of $0.7 million and $1.1 million within the Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $1.0 million.

The loss from continuing operations for the first quarter of 2008 was $1.4 million, compared to $5.0 million in 2007. This decrease in net loss of $3.6 million was primarily the result of an increase in other income of $4.3 million, which includes a $4.2 million increase in unrealized gains on foreign currency transactions and decreased minority interest of $2.2 million, partially offset by decreased operating profits of $2.2 million.

Marketing Communications Group

Revenues in 2008 attributable to the Marketing Communications Group, which consists of three reportable segments — Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $143.3 million compared to $118.1 million in 2007, representing a year-over-year increase of 21.4%.

The components of revenue growth for 2008 are shown in the following table:

	Revenue
	$000’s	%
Quarter ended March 31, 2007	$118,080	—
Organic	17,264	14.6%
Acquisitions	4,712	4.0%
Foreign exchange impact	3,288	2.8%
Quarter ended March 31, 2008	$143,344	21.4%

The geographic mix in revenues was consistent between 2008 and 2007 and is demonstrated in the following table:

	2008	2007
US	82%	82%
Canada	16%	16%
UK and other	2%	2%

The operating profit of the Marketing Communications Group decreased by approximately 43.3% to $4.3 million from $7.5 million. Operating margins decreased by 3.4% and were 3.0% for 2008 compared to 6.4% for 2007. The decrease in operating profit and operating margin is primarily attributable to an increase in depreciation and amortization of $4.3 million primarily related to the step acquisitions of Crispin Porter + Bogusky LLC, (“CPB”) and kirshenbaum bond & partners, LLC (“KBP”) in the fourth quarter of 2007. In addition, direct costs (excluding staff costs) increased as a percentage of revenues from 23.1% of revenue in 2007 to 27.3% of revenue in 2008 due to an increase in reimbursed client related direct costs. However, total staff costs as a percentage of revenues decreased from 50.7% in 2007 to 49.0% in 2008. General and administrative costs decreased as a percentage of revenue from 23.6% in 2007 to 22.0% in 2008.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the first quarter of 2008 were $78.0 million, compared to $70.6 million in 2007. The year-over-year increase of $7.4 million or 10.5% was attributable primarily to organic growth of $1.9 million as a result of net new business wins, and $4.2 million of the revenue increase related to new acquisitions during 2007. A weakening of the US dollar versus the Canadian dollar in 2008 compared to 2007 resulted in a $1.3 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS decreased by approximately 87.5% to $0.7 million in 2008 from $5.8 million in 2007, while operating margins decreased to 0.9% in 2008 from 8.3% in 2007. Operating profit decreased due primarily to increased depreciation and amortization of $3.5 million, which relates to the amortization of certain intangibles resulting from the CPB and KBP step-up acquisitions during the fourth quarter of 2007. The decrease in operating margin is primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 9.7% of revenue in 2007 to 12.0% of revenue in 2008. Reimbursed client related direct costs and total staff costs as a percentage of revenue increased from 59.9% in 2007 to 61.6% in 2008 due in part to the timing of recognizing revenues for work begun during March 2008. However, office and administrative costs decreased as a percentage of revenue from 25.8% in 2007 to 24.8% in 2008 as a result of relatively fixed costs while revenue increased.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2008 were $34.7 million, an increase of $11.1 million or 47.1% compared to the $23.6 million reported for 2007. This growth was entirely organic and was a result of higher revenues from existing clients in part as a result of the opening of a new customer care center in September 2007.

Operating profit earned by CRM increased by approximately $0.7 million to $1.2 million for 2008, from $0.5 million for the previous year. Operating margins were 3.5% for 2008 as compared to 2.0% in 2007. The increase in margins is primarily due to a decrease in general and administrative costs as a percentage of revenue from 19.3% in 2007 to 17.1% in 2008.

Specialized Communication Services (“SCS”)

SCS generated revenues of $30.7 million for 2008, an increase of $6.8 million, or 28.2% higher than revenues of $23.9 million in 2007. The year-over-year increase was attributable primarily to organic growth of $4.2 million as a result of net new business wins, and $0.5 million from acquisitions. A weakening of the US dollar versus the Canadian dollar and British pound in 2008 compared to 2007 resulted in a $2.0 million increase in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS increased by $1.1 million to $2.3 million in 2008, from an operating profit of $1.2 million in 2007, with operating margins of 7.5% in 2008 compared to 5.0% in 2007. The increase in operating margin in 2008 was due primarily to a decrease in total staff costs as a percentage of revenue from 51.7% in 2007, to 49.3% in 2008, and a decrease in general and administrative costs as a percentage of revenue from 21.4% in 2007 to 20.2% in 2008.

Corporate

Operating costs related to the Company’s Corporate operations totaled $4.5 million in 2008 compared to $5.5 million in 2007. This decrease of $1.0 million is primarily due to a reduction in legal and other professional fees, a reduction in business insurance costs, and receipt of a partial repayment of the CEO’s outstanding loan equal to $0.1 million.

Other Income, Net

Other income increased to $3.6 million in 2008 compared to expenses of $0.7 million in 2007. The 2008 income is primarily comprised of a foreign exchange gain of $3.6 million for 2008 compared to a loss of $0.6 million recorded in 2007, and was due primarily to an unrealized gain due to the strengthening in the US dollar during 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2007. At March 31, 2008, the exchange rate was 1.03 Canadian dollars to one US dollar, compared to 0.99 at the end of 2007.

Net Interest Expense

Net interest expense for 2008 was $3.7 million, an increase of $1.2 million over the $2.5 million net interest expense incurred during 2007. Interest expense increased $1.2 million in 2008 due to higher average outstanding debt in 2008, offset by lower interest rates. Interest income was $0.2 million for 2008 and 2007.

Income Taxes

Income tax recovery in 2008 was $0.8 million compared to $0.5 million for 2007. The Company’s effective tax rate was substantially higher than the statutory rate in 2008 and 2007 due to minority interest charges, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2008, income of $0.1 million was recorded compared to a loss of $0.1 million in 2007.

Minority Interests

Minority interest expense was $2.1 million for 2008, down $2.2 million from the $4.3 million of minority interest expense incurred during 2007. Such decrease was primarily due to the Company’s step-up in ownership of CPB and KBP offset in part by the increase in profitability in the subsidiaries within the SCS operating segments who are not 100% owned.

Discontinued Operations

The loss, net of an income tax benefit of $1.0 million from discontinued operations in 2008 of $2.0 millions results primarily from the accrual of lease abandonment costs and severance relating to Margeotes Fertitta Powell, LLC (“MFP”).

The loss, net of an income tax benefit of $2.0 million from discontinued operations for 2007 was $3.8 million and is comprised of the operating results of MFP and Banjo Strategic Entertainment, LLC (“Banjo”).

In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating division, and as a result incurred a goodwill impairment charge of $4.5 million. After reviewing the 2008 projections and operating losses of the new MFP operating division, the Company decided to cease the operations of the new MFP operating business as well.

In December 2007, due to continued operating losses and the lack of new business wins, the Company ceased Banjo’s operations.

As a result, the Company has classified these operations as discontinued.

Net Income

As a result of the foregoing, the net loss recorded for 2008 was $3.4 million or a loss of $0.13 per diluted share, compared to the net loss of $8.8 million or $0.36 per diluted share reported for 2007.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2008	As of and for the three months ended March 31, 2007	As of and for the year ended December 31, 2007
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$5,749	$4,786	$10,410
Working capital (deficit)	$(12,175)	$(104,510)	$(22,364)
Cash from operations	$(10,450)	$(26,275)	$4,132
Cash from investing	$(9,933)	$(4,053)	$(60,914)
Cash from financing	$15,586	$28,601	$(60,929)
Long-term debt to shareholders’ equity ratio	1.30	0.39	1.27
Fixed charge coverage ratio	N/A	N/A	1.36
Fixed charge deficiency	$264	$1,140	N/A

As of March 31, 2008, and December 31, 2007, $2.9 million and $3.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Financing Agreement using available cash.

Working Capital

At March 31, 2008, the Company had a working capital deficit of $12.2 million compared to a deficit of $22.4 million at December 31, 2007. The increase in working capital is primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to minority interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2008, $5.5 million remains outstanding to be distributed to minority interest holders over the next twelve months.

The Company intends to maintain sufficient availability of funds under its Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2008 was $10.7 million. This was attributable primarily to a net operating loss from continuing operations of $1.4 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $20.3 million, an increase in accounts receivable of $10.7 million and an increase in expenditures billable to clients of $9.6 million. This use of cash was partially offset by depreciation and amortization and non-cash stock compensation of $12.2 million and an increase of advance billings to clients of $23.4 million. Discontinued operations provided cash of $0.3 million in the three months ended March 31, 2008.

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2007 was $26.7 million. This was attributable primarily to a net operating loss from continuing operations of $5.0 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $30.4 million, an increase in prepaid and other current assets of $3.9 million and an increase in expenditures billable to clients of $13.9 million. This use of cash was partially offset by depreciation and amortization and non-cash stock compensation of $8.1 million and an increase of advance billings to clients of $21.3 million. Discontinued operations provided cash of $0.4 million in the three months ended March 31, 2007.

Investing Activities

Cash flows used in investing activities were $9.9 million for the three months ended March 31, 2008, compared with $4.1 million in the three months ended March 31, 2007.

In the three months ended March 31, 2008, capital expenditures totaled $4.2 million, of which $2.7 million was incurred by the SMS segment, $0.9 million was incurred by the CRM segment and $0.6 million was incurred by the SCS segment, which expenditures consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. Expenditures for capital assets in the three months ended March 31, 2007 were $3.5 million. Of this amount, $1.7 million was incurred by the SMS segment, $1.4 million was incurred by the CRM segment and $0.4 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the three months ended March 31, 2008, cash flow used for acquisitions was $5.7 million and related to the settlement of put options, earn-out payments and acquisitions net of cash acquired. Cash flow used in acquisitions was $0.4 million in the three months ended March 31, 2007 and primarily related to the Company’s acquisition of the assets of Iradesso Communications Corp.

Discontinued operations used cash of $0.1 million in 2007 relating to capital asset purchases.

Financing Activities

During the three months ended March 31, 2008, cash flows used in financing activities amounted to $15.6 million, and consisted primarily of borrowings under the Financing Agreement of $16.7 million and repayments of long-term debt of $0.2 million. During the three months ended March 31, 2007, cash flows provided by financing activities amounted to $28.6 million, and primarily consisted of $33.4 million of proceeds from the prior Credit Facility, which was partially offset by $4.7 million of net repayments of long-term debt and bank borrowings.

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

This new Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at March 31, 2008 was 7.39%.

The new Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of March 31, 2008 was $180.2 million, an increase of $15.4 million compared with the $164.8 million outstanding at December 31, 2007, primarily as a result of borrowings under the revolving credit facility to fund seasonal working capital requirements. At March 31, 2008, $49.9 million is available under the Financing Agreement.

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

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended March 31, 2008, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

March 31, 2008
Total Senior Leverage Ratio	2.40
Maximum per covenant	3.25
Fixed Charges Ratio	2.44
Minimum per covenant	1.20
Minimum earnings before interest, taxes, depreciation and amortization	$58.6 million
Minimum per covenant	$37.9 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Financing Agreement, as non-compliance with such covenants could have a material adverse effect on the Company

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At March 31, 2008, there was $2.2 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $29.2 million of additional deferred purchase obligations could be triggered during 2008 or thereafter, including approximately $8.0 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2008 to 2015. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2008, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $61.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $10.4 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $9.5 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $8.3 million of the estimated $61.4 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $12.7 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2008	2009	2010	2011	2012 & Thereafter	Total
	($ Millions)
Cash	$8.0	$2.0	$24.6	$2.0	$14.4	$51.0
Shares	0.3	0.9	5.6	1.2	2.4	10.4
	$8.3	$2.9	$30.2	$3.2	$16.8	61.4	(1)
Operating income before depreciation and amortization to be received(2)	$2.6	$0.8	$3.3	$1.5	$4.5	$12.7
Cumulative operating income before depreciation and amortization(3)	$2.6	$3.4	$6.7	$8.2	12.7		(5)

(1)
Of this, approximately $19.6 million has been recognized in Minority Interest on the Company’s balance sheet in conjunction with the consolidation of CPB as a variable interest entity in 2004. As a result, the net off balance sheet commitment is $41.8 million.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2007 and first quarter 2008 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

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

The Company follows EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows EITF No. 01-14 for reimbursements received for out-of-pocket expenses. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses

Acquisitions, Goodwill and Other Intangibles.  A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.

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

Stock-based Compensation. The fair value method is applied to all awards granted, modified or settled on or after January 1, 2003. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, which is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation are revalued each period and recorded as compensation cost over the service period in operating income.

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

New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on our financial statements.

Effective in Future Periods

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The adoption of this statement did not have a material effect on our financial statements.

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

Investors should carefully consider these risk factors, the risk factors specified in Item 1A of this Form 10-Q, and in the additional risk factors outlined in more detail in the Company’s 2007 Annual Report on Form 10-K under the caption “Risk Factors” and in the Company’s other SEC filings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At March 31, 2008, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $130.1 million, as of March 31, 2008, a 1.0% increase or decrease in the weighted average interest rate, which was 7.39% at March 31, 2008, would have an interest impact of approximately $1.3 million annually.

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

Item 4.  Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving the Company’s control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The information provided below describes various transactions occurring during the first quarter of 2008 in which the Company issued shares of its Class A subordinate voting shares (“Class A Shares”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

(1)
On January 15, 2008, the Company, through a subsidiary, purchased substantially all of the assets of Tybrett Co. (d/b/a Core Strategy).   As part of this acquisition, the Company paid $625,000 in cash and issued 67,861 of the Company’s Class A Shares (valued at approximately $625,000 on the date of issuance). The Class A Shares were issued by the Company to the seller of Core Strategy without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the seller and its status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   The seller of Core Strategy had access to all the documents filed by the Company with the SEC.

(2)
On January 24, 2008, the Company, through a subsidiary, purchased substantially all of the assets of DMG Inc.  As part of this acquisition, the Company paid $375,000 in cash and issued 58,617 of the Company’s Class A Shares (valued at approximately $500,000 on the date of issuance). The Class A Shares were issued by the Company to the seller of DMG Inc. without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the seller and its status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   The seller of DMG Inc. had access to all the documents filed by the Company with the SEC.

(3)
On February 12, 2008, the Company, through a subsidiary, purchased substantially all of the assets of Clifford Public Relations LLC.  As part of this acquisition, the Company paid $2.05 million in cash and issued 30,444 of the Company’s Class A Shares (valued at approximately $250,000 on the date of issuance). The Class A Shares were issued by the Company to the seller of Clifford Public Relations without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the seller and its status as an “accredited investors” within the meaning of Rule 501(a) of Regulation D.   The seller of Clifford Public Relations had access to all the documents filed by the Company with the SEC.

(c)
The Company purchased 107,384 Class A shares during the first three months of 2008 in connection with the satisfaction of tax withholding obligations for certain employees upon the vesting of restricted stock units and restricted stock grants made in 2006 and 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

May 2, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC dated as of January 11, 2008 (incorporated by reference to Exhibit 10.15.2 of the Company’s Form 10-K, filed on March 10, 2008);

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