Form 10-Q
period 2008-06-30
MDC PARTNERS INC
filed 2008-07-31
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☐ No ☐

The numbers of shares outstanding as of July 30, 2008 were: 27,302,462 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		Reclassified (Note 1)		Reclassified (Note 1)
Revenue:
Services	$158,275	$134,497	$300,965	$252,577
Operating Expenses:
Cost of services sold	104,012	85,885	201,186	162,848
Office and general expenses	37,480	35,179	73,072	68,423
Depreciation and amortization	8,708	5,916	18,782	11,727
	150,200	126,980	293,040	242,998
Operating profit	8,075	7,517	7,925	9,579
Other Income (Expenses):
Other income (expense)	(527)	(1,012)	3,077	(1,719)
Interest expense	(3,645)	(3,589)	(7,532)	(6,239)
Interest income	173	1,079	379	1,235
	(3,999)	(3,522)	(4,076)	(6,723)
Income from continuing operations before income taxes, equity in affiliates and minority interests	4,076	3,995	3,849	2,856
Income tax (expense) recovery	(3,943)	433	(3,118)	948
Income from continuing operations before equity in affiliates and minority interests	133	4,428	731	3,804
Equity in earnings of non-consolidated affiliates	81	61	221	11
Minority interests in income of consolidated subsidiaries	(2,869)	(5,419)	(4,976)	(9,710)
Loss from continuing operations	(2,655)	(930)	(4,024)	(5,895)
Loss from discontinued operations	(1,817)	(1,671)	(3,840)	(5,502)
Net Loss	$(4,472)	$(2,601)	$(7,864)	$(11,397)

Loss Per Common Share:
Basic and Diluted:
Continuing operations	$(0.10)	$(0.04)	$(0.15)	$(0.24)
Discontinued operations	(0.07)	(0.07)	(0.14)	(0.22)
Net Loss	$(0.17)	$(0.11)	$(0.29)	$(0.46)
Weighted Average Number of Common Shares Outstanding:
Basic	26,831,952	24,752,472	26,664,557	24,514,954
Diluted	26,831,952	24,752,472	26,664,557	24,514,954

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$303	$245	$542	$503
Office and general expenses	1,560	1,308	3,319	2,966
Total	$1,863	$1,553	$3,861	$3,469

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,510	$10,410
Accounts receivable, less allowance for doubtful accounts of $1,968 and $1,357	148,468	135,260
Expenditures billable to clients	28,781	19,409
Prepaid expenses	6,159	5,937
Other current assets	2,441	2,422
Total Current Assets	204,359	173,438
Fixed assets, at cost, less accumulated depreciation of $66,191 and $58,822	48,018	47,440
Investment in affiliates	1,748	1,434
Goodwill	227,772	217,726
Other intangibles assets, net	47,566	55,399
Deferred tax asset	8,331	9,175
Other assets	14,877	16,086
Total Assets	$552,671	$520,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,895	$65,839
Accruals and other liabilities	77,176	74,668
Advance billings	70,227	50,988
Current portion of long-term debt	1,896	1,796
Deferred acquisition consideration	2,442	2,511
Total Current Liabilities	228,636	195,802
Revolving credit facility	6,801	1,901
Long-term debt	115,856	115,662
Convertible debentures	44,131	45,395
Other liabilities	8,779	8,267
Deferred tax liabilities	552	819

Total Liabilities	404,755	367,846

Minority interests	25,893	24,919
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 26,830,026 and 26,235,932 shares issued in 2008 and 2007	213,017	207,958
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2008 and 2007, each convertible into one Class A share	1	1
Share capital to be issued, 27,545 Class A shares in 2007	—	214
Additional paid-in capital	26,822	26,743
Accumulated deficit	(120,835)	(112,969)
Stock subscription receivable	(354)	(357)
Accumulated other comprehensive income	3,372	6,343
Total Shareholders’ Equity	122,023	127,933
Total Liabilities and Shareholders’ Equity	$552,671	$520,698

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Six Months Ended June 30,
	2008	2007
		Reclassified (Note 1 )
Cash flows from operating activities:
Net loss	$(7,864)	$(11,397)
Loss from discontinued operations	(3,840)	(5,502)
Loss from continuing operations	(4,024)	(5,895)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
Depreciation	8,334	7,139
Amortization of intangibles	10,448	4,588
Non cash stock-based compensation	3,458	3,030
Amortization of deferred finance charges	688	1,659
Deferred income taxes	577	2,610
Loss (gain) on sale of assets	3	(1,835)
Earnings of non-consolidated affiliates	(221)	(11)
Minority interest and other	930	310
Foreign exchange	(3,062)	4,180
Changes in non-cash working capital:
Accounts receivable	(13,375)	(20,072)
Expenditures billable to clients	(9,372)	8,005
Prepaid expenses and other current assets	(255)	(6,428)
Accounts payable, accruals and other liabilities	9,795	(6,153)
Advance billings	19,025	(355)
Cash flows provided by (used in) continuing operating activities	22,949	(9,228)
Discontinued operations	206	379
Net cash provided by (used in) operating activities	23,155	(8,849)
Cash flows from investing activities:
Capital expenditures	(8,639)	(7,346)
Acquisitions, net of cash acquired	(10,032)	(10,730)
Proceeds from sale of assets	229	7,544
Other investments	(114)	(203)
Profit distributions from non-consolidated affiliates	68	—
Discontinued operations	—	(118)
Net cash used in investing activities	(18,488)	(10,853)
Cash flows from financing activities:
Proceeds from new revolving credit facility	4,900	22,215
Repayment of long-term debt	(443)	(5,480)
Purchase of treasury shares	(876)	(660)
Proceeds from stock subscription receivable	3	270
Decrease in bank indebtedness	—	(4,910)
Payments under old revolving credit facility	—	(45,000)
Proceeds from term loan	—	60,000
Deferred financing costs	—	(3,813)
Issuance of share capital	—	514
Discontinued operations	—	(70)
Net cash provided by financing activities	3,584	23,066
Effect of exchange rate changes on cash and cash equivalents	(151)	(596)
Net increase in cash and cash equivalents	8,100	2,768
Cash and cash equivalents at beginning of period	10,410	6,591
Cash and cash equivalents at end of period	$18,510	$9,359

Supplemental disclosures:
Cash paid to minority partners	$7,247	$12,268
Cash income taxes paid	$873	$1,046
Cash interest paid	$6,981	$5,301
Non-cash transactions:
Share capital issued on acquisitions	$1,573	$2,150
Capital leases	$284	$1,510

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

Fair Value of Financial Instruments. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 14% and 13% of the Company’s consolidated accounts receivable at June 30, 2008 and December 31, 2007, respectively. This client also accounted for 19.1% and 19.4% of revenue for the three and six months ended June 30, 2008, respectively, and 14.5% and 14.9% of revenue for the three and six months ended June 30, 2007, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at June 30, 2008 and December 31, 2007, is approximately $64 and $63, respectively, of cash restricted as to its use by the Company.

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

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) was issued. EITF 00-22 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

In February and March 2008, the Company issued 139,069 Class A shares of time-based restricted stock, and 681,458 Class A shares of time-based restricted stock units, to its employees under the 2005 Stock Incentive Plan. The Class A shares underlying each grant of restricted stock or restricted stock units will vest one-third on each of the anniversary dates of grant in 2009, 2010 and 2011 subject to acceleration if certain financial performance targets are achieved in 2008 and 2009. The Company will be recording a non-cash stock based compensation charge of $2,480 from the date of grant through March 15, 2009 for these awards.

For the three and six months ended June 30, 2008, the Company has recorded charges of $565 and $772, respectively, relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. Class A shares of restricted stock granted to employees amounting to 472,436 are included in the Company’s calculation of Class A shares outstanding as of June 30, 2008.

3.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.
	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(2,655)	$(930)	$(4,024)	$(5,895)
Effect of dilutive securities:	—	—	—	—
Numerator for diluted loss per common share - loss from continuing operations plus assumed conversion	$(2,655)	$(930)	$(4,024)	$(5,895)
Denominator
Denominator for basic loss per common share - weighted average common shares	26,831,952	24,752,472	26,664,557	24,514,954
Effect of dilutive securities:	—	—	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	26,831,952	24,752,472	26,664,557	24,514,954
Basic loss per common share from continuing operations	$(0.10)	$(0.04)	$(0.15)	$(0.24)
Diluted loss per common share from continuing operations	$(0.10)	$(0.04)	$(0.15)	$(0.24)

The 8% convertible debentures, options and other rights to purchase 6,602,450 shares of common stock, which includes 472,436 shares of non-vested restricted stock, were outstanding during the six months ended June 30, 2008, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the six months ended June 30, 2007, the 8% convertible debentures, options and other rights to purchase 7,820,816 shares of common stock, which includes 253,614 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.       Acquisitions

2008 Acquisitions

On June 16, 2008, the Company’s 77% owned subsidiary, Crispin Porter & Bogusky (“CPB”), acquired certain assets and assumed certain liabilities of Texture Media, Inc. Texture Media is a digital agency specializing in website development, and is based in Boulder, Colorado with approximately 50 employees. The purchase price consisted of $2,500 in cash and a non-contingent cash payment of $1,040 in one year. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $150 (consisting of customer lists and covenants not to compete) and goodwill of $3,111. The identified intangibles will be amortized up to a two year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

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

On January 1, 2008 and on April 1, 2008, the Company completed nine equity acquisitions with various shareholders of Allard Johnson Communications Inc. (“Allard”), all pursuant to contractual puts options. The aggregate purchase price for the nine transactions was cash equal to $2,615. These transactions increased the Company’s equity ownership in Allard to 70.9%, an increase of 10.7%. The allocation of the excess purchase consideration of this step acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $186 (consisting of customer lists and existing backlog) and goodwill of $2,429. The identified intangibles will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangible and goodwill are not tax deductible.

2007 Acquisitions

On November 1, 2007, the Company acquired an additional 28% of CPB from certain minority holders resulting in the Company’s current ownership of 77%. The purchase price consisted of a payment of approximately $22,561 in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5,546. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period two days before and after the November 1, 2007 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in December 2007 and in April 2008. Prior to the transaction, the Company consolidated CPB as a Variable Interest Entity (“VIE”). As a result of this step acquisition, the Company now consolidates CPB as a majority owned subsidiary. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $4,637 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,000 represents customer backlog and is being amortized over a five month period and the balance of $2,637 represents customer relationships and is being amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/ relationship are realized. These intangibles are tax deductible as well as $23,470 of intangibles which have been previously recorded in connection with the VIE accounting.

On October 18, 2007, the Company acquired the remaining 40% equity interest in KBP Holdings LLC, (“KBP”) from KBP Management Partners LLC (“Minority Holder”). The purchase price consisted of an initial payment of approximately $12,255 in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $2,901. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. In addition, the Company expects to pay a contingent amount to the Minority Holder in 2009 and 2010, based on KBP’s financial performance in 2008 and 2009. These additional contingent payments will be calculated in accordance with KBP’s existing limited liability company agreement. In connection with this acquisition, certain key executives of KBP agreed to extend the terms of their existing employment agreements and received grants of restricted stock of the Company valued at $234 in the aggregate. These equity grants vest over a three year period. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in 2008. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $14,494 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,711 represents customer backlog and is being amortized over a six and one-half month period and the balance of $11,783 represents customer relationships and the amortization rate is expected to be 30%, 25%, 20%, 15% and 10% in years one through five, respectively. The value of the restricted stock grants will be amortized over a three year period. In addition, the Company incurred a non-cash stock based compensation charge of approximately $2,603 resulting from a portion of the purchase price being paid by the Minority Holder to certain employees of KBP pursuant to an existing phantom equity plan between those employees and the Minority Holder. A similar type of charge will be incurred if and when any contingent payments are made in 2009 and 2010. The intangibles are tax deductible. In May 2008, it was determined that an additional payment of $814 would be due in December 2008. This additional payment has been allocated to backlog and written off during the second quarter of 2008. In addition, the Company incurred a non-cash stock based compensation charge of $142 resulting from this payment to the phantom equity holders.

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. Redscout is expected to expand the Company’s strategic consultancy services within the Strategic Marketing Services segment. The purchase price consisted of $4,021 in cash and $641 was paid in the form of 76,340 newly issued Class A shares of the Company. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008. As of December 31, 2007, the Company will be required to make additional payments of $1,500 of which approximately $214 may be paid in the form of Class A shares. At December 31, 2007, this amount has been accrued in deferred acquisition consideration. In addition, the Company incurred approximately $35 of transaction related costs for a total purchase price of $4,697. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $1,275 and goodwill of $2,706 and is based on estimates of fair values and certain assumptions that the Company believes are reasonable. The identified intangible will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/ relationship are realized. The intangibles and goodwill are tax deductible.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months and six months ended June 30, 2007 assume that the acquisition of the operating assets of the significant businesses acquired during 2007 had occurred on January 1, 2007. For the three months and six months ended June 30, 2008, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. These unaudited pro forma results for the three months and six months ended June 30, 2007, include an adjustment for the non-cash stock based compensation charge of $2,603 resulting from the KBP acquisition.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$134,497	$252,577
Net loss	$(3,605)	$(16,316)
Loss per common share:
Basic – net loss	$(0.14)	$(0.64)
Diluted – net loss	$(0.14)	$(0.64)

5.          Accrued and Other Liabilities

At June 30, 2008 and December 31, 2007, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $6,236 and $7,916, respectively.

6.         Discontinued Operations

Effective June 30, 2008, the Company sold its 60% equity interest in The Ito Partnership, a start-up operation formed in 2006. The sale resulted in a loss of approximately $800, and has been included in discontinued operations. This entity had been previously included in the Company’s Specialized Communication Services segment. The operating results for the three and six months ended June 30, 2007 were not material and accordingly have not been restated.

In March 2007, due to continued operating and client losses, the Company ceased operations of MFP and spun off a new operating business. As a result, the Company incurred a goodwill impairment charge of $4,475 in the first quarter of 2007. In the fourth quarter of 2007, the Company received the 2008 projections of the new MFP operating business, and decided to cease its operations. As a result, the Company has classified these operations as discontinued. The results of operations of MFP and the new operating business during the three and six months ended June 30, 2007, net of income tax benefits, was a loss, of $1,631 and $5,415, respectively. The 2008 second quarter loss includes income tax expense of $1,031 relating to the reversal of the first quarter anticipated tax recovery. The operating loss consists primarily of the accrual of lease abandonment costs and severance costs.

In December 2007, the Company ceased Banjo’s operations due to Banjo’s continued operating losses and the lack of new business wins. The results of operations of Banjo during the three and six months ended June 30, 2007, net of income tax benefits, was a loss of $40 and $87, respectively.

MFP and Banjo had been previously included in the Company’s Specialized Communication Services segment.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months and six months ended June 30, were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$—	$760	$158	$2,211
Impairment charge	—	—	—	4,475
Operating loss	—	(2,324)	(2,903)	(8,025)
Other income (expense)	(786)	(207)	(937)	(308)
Income tax (expense) recovery	(1,031)	860	—	2,831
Net loss from discontinued operations	$(1,817)	$(1,671)	$(3,840)	$(5,502)

7.            Comprehensive Loss

Total comprehensive loss and its components were:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss for the period	$(4,472)	$(2,601)	$(7,864)	$(11,397)
Foreign currency cumulative translation adjustment	410	2,371	(2,971)	2,907
Comprehensive loss for the period	$(4,062)	$(230)	$(10,835)	$(8,490)

8.         Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	June 30, 2008	December 31, 2007

Revolving credit facility	$6,801	$1,901
8% convertible debentures	44,131	45,395
Term loans	111,500	111,500
Notes payable and other bank loans	3,672	3,285
	166,104	162,081
Obligations under capital leases	2,580	2,673
	168,684	164,754
Less:
Current portions	1,896	1,796
Long term portion	$166,788	$162,958

MDC Financing Agreement and Debentures

Financing Agreement

On June 18, 2007, the Company and its material subsidiaries entered into a $185,000 senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's prior credit facility, which was terminated.

The Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At June 30, 2008, the weighted average interest rate was 7.18%.

At June 30, 2008, $62,107 remains available under the Financing Agreement to support the Company’s future cash requirements. The Company’s obligations under the Financing Agreement are guaranteed by the material subsidiaries of the Company. The Financing Agreement matures on June 17, 2012, and is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

The Company is currently in compliance with all of the terms and conditions of its Financing Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with all covenants under the Financing Agreement over the next twelve months.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $13.73 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $981 (C$1,000.00) principal amount of Debentures.

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

9.            Shareholders’ Equity

During the six months ended June 30, 2008, Class A share capital increased by $5,059, as the Company issued 529,856 Class A shares related to vested shares of restricted stock. Additionally, during the six months ended June 30, 2008, the Company issued 184,467 Class A shares, valued at $1,573 in connection with acquisitions and deferred acquisition consideration. During the six months ended June 30, 2008 “Additional paid-in capital” increased by $79 primarily related to an increase of $3,458 from stock-based compensation that was expensed during the same period and $1,001 related to the profit interest granted in the Core Strategy Group and DMG acquisitions by the Zyman Group. These amounts were offset by vested shares of restricted stock of $4,368 which was reclassed to share capital.

In March and June 2008, the Company purchased and retired 107,883 Class A shares for $876 from employees in connection with the required tax withholding resulting from the vesting of shares of the restricted stock. In addition, the Company received and retired 12,346 Class A shares from the Company’s CEO as partial payment of outstanding loans.

10.          Income Taxes and Other Income (Expense)

(a)	During the three months ended June 30, 2008, the Company increased income tax expense for continuing operations and the valuation allowance relating to net operating loss carry forwards by $2,800.

(b)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other income (expense)	$(18)	$27	$(4)	$(113)
Foreign currency transaction gain (losses)	(555)	(2,882)	3,084	(3,441)
Gain (loss) on sale of assets	46	1,843	(3)	1,835
	$(527)	$(1,012)	$3,077	$(1,719)

11.           Segmented Information

The Company reports in three segments plus corporate. The segments are as follows:

•
The Strategic Marketing Services (“SMS”) segment consists of integrated marketing consulting services firms that offer a compliment of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$88,785	$36,843	$32,647	$—	$158,275

Cost of services sold	54,784	26,358	22,870	—	104,012

Office and general expenses	20,046	6,310	6,279	4,845	37,480

Depreciation and amortization	5,943	1,879	817	69	8,708

Operating Profit/(Loss)	8,012	2,296	2,681	(4,914)	8,075

Other Income (Expense):
Other expense					(527)
Interest expense, net					(3,472)

Income from continuing operations before income taxes, equity in affiliates and minority interests					4,076
Income tax expense					(3,943)

Income from continuing operations before equity in affiliates and minority interests					133
Equity in earnings of non-consolidated affiliates					81
Minority interests in income of consolidated subsidiaries	(1,815)	(130)	(924)	—	(2,869)

Loss from continuing operations					(2,655)
Loss from discontinued operations					(1,817)

Net Loss					$(4,472)

Non cash stock based compensation	$571	$35	$221	$1,036	$1,863

Supplemental Segment Information:

Capital expenditures	$2,830	$1,234	$344	$8	$4,416

Goodwill and intangibles	$200,738	$29,000	$45,600	$—	$275,338

Total assets	$361,440	$76,038	$96,983	$18,210	$552,671

Three Months Ended June 30, 2007
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate		Total

Revenue	$78,445	$25,681	$30,371	$		$134,497

Cost of services sold	46,268	18,873	20,744		—	85,885

Office and general expenses	19,457	4,824	5,466		5,432	35,179

Depreciation and amortization	3,876	1,530	439		71	5,916

Operating Profit/(Loss)	8,844	454	3,722		(5,503)	7,517

Other Income (Expense):
Other expense						(1,012)
Interest expense, net						(2,510)

Income from continuing operations before income taxes, equity in affiliates and minority interests						3,995
Income tax recovery						433

Income from continuing operations before equity in affiliates and minority interests						4,428
Equity in earnings of non-consolidated affiliates						61
Minority interests in income of consolidated subsidiaries	(4,250)	(13)	(1,156)		—	(5,419)

Loss from continuing operations						(930)
Loss from discontinued operations						(1,671)

Net Loss						$(2,601)

Non cash stock based compensation	$482	$22	$124		$925	$1,553

Supplemental Segment Information:

Capital expenditures	$1,828	$1,080	$815		$121	$3,844

Goodwill and intangibles	$186,925	$29,517	$41,437		$—	$257,879

Total assets	$330,559	$67,233	$101,841		$18,263	$517,896

Six Months Ended June 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$166,766	$71,506	$62,693	$—	$300,965

Cost of services sold	105,402	52,048	43,736	—	201,186

Office and general expenses	39,387	12,231	12,226	9,228	73,072

Depreciation and amortization	13,235	3,705	1,707	135	18,782

Operating Profit/(Loss)	8,742	3,522	5,024	(9,363)	7,925

Other Income (Expense):
Other income					3,077
Interest expense, net					(7,153)

Income from continuing operations before income taxes, equity in affiliates and minority interests					3,849
Income tax expense					(3,118)

Income from continuing operations before equity in affiliates and minority interests					731
Equity in earnings of non-consolidated affiliates					221
Minority interests in income of consolidated subsidiaries	(2,484)	(187)	(2,305)	—	(4,976)

Loss from continuing operations					(4,024)
Loss from discontinued operations					(3,840)

Net Loss					$(7,864)

Non cash stock based compensation	$1,017	$67	$474	$2,303	$3,861

Supplemental Segment Information:

Capital expenditures	$5,537	$2,112	$953	$37	$8,639

Goodwill and intangibles	$200,738	$29,000	$45,600	$—	$275,338

Total assets	$361,440	$76,038	$96,983	$18,210	$552,671

Six Months Ended June 30, 2007
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$149,008	$49,249	$54,320	$—	$252,577

Cost of services sold	89,022	35,871	37,955	—	162,848
Office and general expense	37,652	9,361	10,589	10,821	68,423
Depreciation and amortization	7,643	3,080	866	138	11,727

Operating Profit/(Loss)	14,691	937	4,910	(10,959)	9,579

Other Income (Expense):
Other expense					(1,719)
Interest expense, net					(5,004)

Income from continuing operations before income taxes, equity in affiliates and minority interests					2,856
Income tax recovery					948

Income from continuing operations before equity in affiliates and minority interests					3,804
Equity in loss of non-consolidated affiliates					11
Minority interests in income of consolidated subsidiaries	(7,966)	(27)	(1,717)	—	(9,710)

Loss from continuing operations					(5,895)
Loss from discontinued operations					(5,502)

Net Loss					$(11,397)

Non cash stock based compensation	$971	$48	$248	$2,202	$3,469

Supplemental Segment Information:

Capital expenditures	$3,486	$2,515	$1,177	$168	$7,346

Goodwill and intangibles	$186,925	$29,517	$41,437	$—	$257,879

Total assets	$330,559	$67,233	$101,841	$18,263	$517,896

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2008	$129,028	$25,750	$3,497	$158,275
2007	$108,417	$23,124	$2,956	$134,497
Six Months Ended June 30,
2008	$246,083	$47,900	$6,982	$300,965
2007	$205,320	$41,807	$5,450	$252,577

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid at closing by the Company in respect of certain of its acquisitions, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred consideration reflected on the Company’s balance sheet at June 30, 2008, would be expected to be owed in 2008.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2008, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $65,211 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $11,091 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $8,208 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and six months ended June 30, 2008 and 2007, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $242 in one investment fund over a period of up to two years. At June 30, 2008, the Company has issued $4,592 of undrawn outstanding letters of credit.

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

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2008 and 2007, and the financial condition of the Company as of June 30, 2008. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2007 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

Executive Summary

The Company’s objective is to create shareholder value by building market-leading subsidiaries and affiliates that deliver innovative, value-added marketing communications and strategic consulting services to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. MDC engaged in a number of acquisition and disposal transactions during the 2007 to 2008 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the consolidated financial statements.

Foreign Exchange Fluctuations.  MDC’s financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”

Seasonality.  Historically, with some exceptions, the Company generates the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

  Reclassifications. During the fourth quarter of 2007, the Company reclassified certain costs from the corporate segment to each of the SMS, CRM and SCS segments. As a result, the 2007 segments have been restated for this reclassification.

Results of Operations:
For the Three Months Ended June 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$88,785	$36,843	$32,647	$—	$158,275

Cost of services sold	54,784	26,358	22,870	—	104,012

Office and general expenses	20,046	6,310	6,279	4,845	37,480

Depreciation and amortization	5,943	1,879	817	69	8,708

Operating Profit/(Loss)	8,012	2,296	2,681	(4,914)	8,075

Other Income (Expense):
Other expense					(527)
Interest expense, net					(3,472)

Income from continuing operations before income taxes, equity in affiliates and minority interests					4,076
Income tax expense					(3,943)

Income from continuing operations before equity in affiliates and minority interests					133
Equity in earnings of non-consolidated affiliates					81
Minority interests in income of consolidated subsidiaries	(1,815)	(130)	(924)	—	(2,869)

Loss from continuing operations					(2,655)
Loss from discontinued operations					(1,817)

Net Loss					$(4,472)

Non cash stock based compensation.	$571	$35	$221	$1,036	$1,863

Results of Operations:
For the Three Months Ended June 30, 2007
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$78,445	$25,681	$30,371		$	$ 134,497

Cost of services sold	46,268	18,873	20,744	—		85,885

Office and general expenses	19,457	4,824	5,466	5,432		35,179

Depreciation and amortization	3,876	1,530	439	71		5,916

Operating Profit/(Loss)	8,844	454	3,722	(5,503)		7,517

Other Income (Expense):
Other expense						(1,012)
Interest expense, net						(2,510)

Income from continuing operations before income taxes, equity in affiliates and minority interests						3,995
Income tax recovery						433

Income from continuing operations before equity in affiliates and minority interests						4,428
Equity in earnings of non-consolidated affiliates						61
Minority interests in income of consolidated subsidiaries	(4,250)	(13)	(1,156)	—		(5,419)

Loss from continuing operations						(930)
Loss from discontinued operations						(1,671)

Net loss						$(2,601)

Non cash stock based compensation	$482	$22	$124	$925		$1,553

Results of Operations:
For the Six Months Ended June 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$166,766	$71,506	$62,693	$—	$300,965

Cost of services sold	105,402	52,048	43,736	—	201,186

Office and general expenses	39,387	12,231	12,226	9,228	73,072

Depreciation and amortization	13,235	3,705	1,707	135	18,782

Operating Profit/(Loss)	8,742	3,522	5,024	(9,363)	7,925

Other Income (Expense):
Other income					3,077
Interest expense, net					(7,153)

Income from continuing operations before income taxes, equity in affiliates and minority interests					3,849
Income tax expense					(3,118)

Income from continuing operations before equity in affiliates and minority interests					731
Equity in earnings of non-consolidated affiliates					221
Minority interests in income of consolidated subsidiaries	(2,484)	(187)	(2,305)	—	(4,976)

Loss from continuing operations					(4,024)
Loss from discontinued operations					(3,840)

Net Loss					$(7,864)

Non cash stock based compensation.	$1,017	$67	$474	$2,303	$3,861

Results of Operations:
For the Six Months Ended June 30, 2007
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$149,008	$49,249	$54,320	$—	$252,577

Cost of services sold	89,022	35,871	37,955	—	162,848

Office and general expenses	37,652	9,361	10,589	10,821	68,423

Depreciation and amortization	7,643	3,080	866	138	11,727

Operating Profit/(Loss)	14,691	937	4,910	(10,959)	9,579

Other Income (Expense):
Other expense					(1,719)
Interest expense, net					(5,004)

Income from continuing operations before income taxes, equity in affiliates and minority interests					2,856
Income tax recovery					948

Income from continuing operations before equity in affiliates and minority interests					3,804
Equity loss of non-consolidated affiliates					11
Minority interests in income of consolidated subsidiaries	(7,966)	(27)	(1,717)	—	(9,710)

Loss from continuing operations					(5,895)
Loss from discontinued operations					(5,502)

Net loss					$(11,397)

Non cash stock based compensation	$971	$48	$248	$2,202	$3,469

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Revenue was $158.3 million for the quarter ended June 30, 2008, representing an increase of $23.8 million, or 17.7%, compared to revenue of $134.5 million for the quarter ended June 30, 2007. This revenue increase relates primarily to organic growth of $19.9 million and $1.8 million relating to acquisitions. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2008, compared to the 2007 quarter, resulted in increased revenues of $2.0 million.

Operating profit for the second quarter of 2008 was $8.1 million, compared to $7.5 million for 2007. The increase in operating profit was primarily the result of an increase in operating profit of $1.8 million in the Customer Relationship Management (“CRM”) segment, partially offset by decreases in operating profits of $0.8 million and $1.0 million within the Strategic Marketing Services (“SMS”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $0.6 million.

The loss from continuing operations for the second quarter of 2008 was $2.7 million, compared to $0.9 million in 2007. This increase in net loss of $1.7 million was due in part to an increase in income tax expense of $4.4 million of which an increase in the deferred tax valuation allowance accounted for $2.8 million of that increase. Minority interest charges decreased by $2.6 million, operating profits increased by $0.6 million and other income expenses decreased by $0.5 million. Other income/expenses include a $2.3 million decrease in the unrealized losses on foreign currency transactions during 2008 and a gain on sale of assets of $1.8 million in 2007.

Marketing Communications Group

Revenues for the second quarter of 2008 attributable to the Marketing Communications Group, which consists of three reportable segments — Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $158.3 million compared to $134.5 million in 2007, representing a year-over-year increase of 17.7%.

The components of revenue growth for the second quarter of 2008 are shown in the following table:

	Revenue
	$000’s	%
Three months ended June 30, 2007	$134,497	—
Organic	19,949	14.8%
Acquisitions	1,849	1.4%
Foreign exchange impact	1,980	1.5%
Three months ended June 30, 2008	$158,275	17.7%

The geographic mix in revenues was consistent between 2008 and 2007 and is demonstrated in the following table:

	Revenue
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
US	82%	81%
Canada	16%	17%
UK and other	2%	2%

The operating profit of the Marketing Communications Group for the second quarter of 2008 was equal to $13.0 million. Operating margins decreased by 1.5% and were 8.2% for 2008 compared to 9.7% for the second quarter of 2007. The decrease in operating margin is primarily attributable to an increase in depreciation and amortization of $2.8 million related primarily to the step acquisition of kirshenbaum bond & partners, LLC (“KBP”) in the fourth quarter of 2007. In addition, direct costs (excluding staff costs) increased as a percentage of revenues from 26.6% in 2007 to 27.8% in 2008 due to an increase in reimbursed client related direct costs. However, total staff costs remained consistent as a percentage of revenue at approximately 44.8%, and general and administrative costs decreased as a percentage of revenue from 22.1% in 2007 to 20.6% in 2008.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the second quarter of 2008 were $88.8 million, compared to $78.5 million in 2007. The year-over-year increase of $10.3 million or 13.2% was attributable primarily to organic growth of $8.1 million as a result of net new business wins, and $1.5 million of the revenue increase related to new acquisitions during 2007. A weakening of the US dollar versus the Canadian dollar in the second quarter of 2008 compared to 2007 resulted in a $0.7 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS for the second quarter of 2008 decreased by approximately 9.4% to $8.0 million in 2008 from $8.8 million in 2007. Operating margins decreased to 9.0% for the second quarter of 2008 from 11.3% for the second quarter of 2007. Operating profit decreased due primarily to increased depreciation and amortization of $2.1 million, which relates to the amortization of certain intangibles resulting from the KBP step-up acquisitions during the fourth quarter of 2007. The decrease in operating margin is primarily related to an increase in total staff costs as a percentage of revenues from 53.0% of revenue in 2007 to 55.1% of revenue in 2008. Reimbursed client related direct costs as a percentage of revenue decreased from 13.9% in 2007 to 13.4% in 2008. General and administrative costs also decreased as a percentage of revenue from 24.8% in the second quarter of 2007 to 22.6% in 2008 as a result of increased revenues and relatively fixed costs.

Customer Relationship Management (“CRM”)

Revenues in the CRM segment for the second quarter of 2008 were $36.8 million, an increase of $11.1 million or 43.5% compared to revenues of $25.7 million in the second quarter of 2007. This growth was entirely organic and was a result of higher revenues from existing clients following the opening of a new customer care center in September 2007.

Operating profit earned by CRM increased by approximately $1.8 million to $2.3 million for the second quarter of 2008, from $0.5 million for the second quarter of the previous year. Operating margins were 6.2% for the second quarter of 2008 as compared to 1.8% in the second quarter of 2007. The increase in margins is primarily due to a decrease in total cost of services sold as a percentage of revenue from 73.5% in 2007, to 71.5% in 2008. This decrease resulted from a change in the mix of services being provided to customers, as well as reduced turnover resulting in less unbillable training hours. General and administrative costs as a percentage of revenue also decreased from 18.8% in 2007, to 17.1% in 2008.

Specialized Communication Services (“SCS”)

SCS generated revenues of $32.6 million for the second quarter of 2008, an increase of $2.2 million, or 7.5% higher than revenues of $30.4 million in 2007. This year-over-year increase was attributable primarily to organic growth of $0.6 million as a result of net new business wins, and $0.3 million from acquisitions. A weakening of the US dollar versus the Canadian dollar and British pound in 2008 compared to 2007 resulted in a $1.3 million increase in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased by $1.0 million to $2.7 million in the second quarter of 2008, from an operating profit of $3.7 million in the second quarter of 2007. SCS’s operating margins were 8.2% in the second quarter of 2008 compared to 12.3% in the prior year period. The decrease in operating margin in 2008 was due primarily to the timing of client projects’ commencement and completion. As a result of this delay in revenue, total staff costs increased as a percentage of revenue from 44.1% in 2007 to 44.9% in 2008, an increase in direct costs as a percentage of revenue from 30.6% in 2007 to 32.3% in 2008, an increase in depreciation and amortization as a percentage of revenue from 1.4% in 2007 to 2.5% in 2008, and an increase in general and administrative costs as a percentage of revenue from 18.0% in 2007 to 19.2% in 2008.

Corporate

Operating costs related to the Company’s Corporate operations totaled $4.9 million in the second quarter of 2008 compared to $5.5 million in the second quarter of 2007. This decrease of $0.6 million is primarily due to the net $0.8 million management services agreement non-renewal payment made in 2007. This net amount was impacted by reductions in 2008 of legal and other professional fees, business insurance costs, and travel and entertainment costs and increases in the corporate bonus accrual and non-cash based compensation expense.

Other Income/Expenses, Net

Other expenses decreased to $0.5 million in the second quarter of 2008 compared to $1.0 million in the second quarter of 2007. The second quarter of 2008 is primarily comprised of a foreign exchange loss of $0.6 million for 2008 compared to a loss of $2.9 million recorded in 2007. This was due primarily to an unrealized loss due to the weakening in the US dollar during 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to March 31, 2008. At June 30, 2008, the exchange rate was 1.02 Canadian dollars to one US dollar, compared to 1.03 at the end of March 31, 2008. During 2007, the Company recorded a $1.8 million gain on sale of assets.

Net Interest Expense

Net interest expense for the second quarter of 2008 was $3.5 million, an increase of $1.0 million over the $2.5 million net interest expense incurred during the second quarter of 2007. Interest expense increased due to higher average outstanding debt in 2008, offset by lower interest rates. Interest income was $0.2 million for 2008 compared to $1.1 million in 2007 due to income recognized in 2007 from the acceleration of payments received related to the sale of SPI, originally due to be received in 2010 and 2011.

Income Taxes

Income tax expense in the second quarter of 2008 was $3.9 million compared to a recovery of $0.4 million for the second quarter of 2007. The Company’s effective tax rate was substantially higher than the statutory rate in 2008 due to an increase in the valuation allowance relating to net operating losses, minority interest charges and offset by non-deductible stock based compensation. The Company’s effective tax rate was substantially lower than the statutory rate in 2007 due to minority interest charges offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the second quarter of 2008, income remained at $0.1 million.

Minority Interests

Minority interest expense was $2.9 million for the second quarter of 2008, down $2.5 million from the $5.4 million of minority interest expense incurred during the prior period. Such decrease was primarily due to the Company’s step-up in ownership of CPB and KBP, offset in part by the increase in profitability in the subsidiaries within the SCS operating segments that are not 100% owned.

Discontinued Operations

The loss of $1.8 million from discontinued operations in the second quarter of 2008 resulted from the loss on the sale of a 60% owned subsidiary in 2008 of $0.8 million and $1.0 million relating to income tax expense.

The loss, net of an income tax benefit of $1.7 million from discontinued operations for 2007 is comprised of the operating results of MFP and Banjo Strategic Entertainment, LLC (“Banjo”).

Net Income

As a result of the foregoing, the net loss recorded for 2008 was $4.5 million or a loss of $0.17 per diluted share, compared to the net loss of $2.6 million or $0.11 per diluted share reported for 2007.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Revenue was $301.0 million for the six months ended June 30, 2008, representing an increase of $48.4 million, or 19.2%, compared to revenue of $252.6 million for the six months ended June 30, 2007. This revenue increase relates primarily to organic growth of $37.1 million and $6.1 million relating to acquisitions. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the six months ended June 30, 2008, resulted in increased revenues of $5.1 million.

Operating profit for the first six months of 2008 was $7.9 million, compared to $9.6 million for 2007. The decrease in operating profit was primarily the result of a decrease in operating profit of $5.9 million in the Strategic Marketing Services (“SMS”) segment, partially offset by increases in operating profits of $2.6 million and $0.1 million within the Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $1.6 million.

The loss from continuing operations for the first six months ended 2008 was $4.0 million, compared to $5.9 million in 2007. This decrease in net loss of $1.9 million was primarily the result of an increase in other income of $4.8 million, which includes a $6.5 million increase in unrealized gains on foreign currency transactions from 2007 offset by a gain on sale of assets of $1.8 million in 2007, and decreased minority interest of $4.7 million, partially offset by an increase in income tax expense of $4.1 million of which the establishment of a deferred tax valuation allowance accounted for $2.8 million of the decrease and by decreased operating profits of $1.7 million.

Marketing Communications Group

Revenues for the first six months of 2008 attributable to the Marketing Communications Group, which consists of three reportable segments — Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $301.0 million compared to $252.6 million in the first six months of 2007, representing a year-over-year increase of 19.2%.

The components of revenue growth for 2008 are shown in the following table:

	Revenue
	$000’s	%
Six months ended June 30, 2007	$252,577	—
Organic	37,112	14.7%
Acquisitions	6,138	2.4%
Foreign exchange impact	5,138	2.1%
Six months ended June 30, 2008	$300,965	19.2%

The geographic mix in revenues was consistent between 2008 and 2007 and is demonstrated in the following table:

	Revenue
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
US	82%	81%
Canada	16%	17%
UK and other	2%	2%

The operating profit of the Marketing Communications Group for the first six months of 2008 decreased by approximately 15.8% to $17.3 million from $20.5 million. Operating margins for the first six months of 2008 decreased by 2.4% and were 5.7% for 2008 compared to 8.1% in the first six months of 2007. The decrease in operating profit and operating margin is primarily attributable to an increase in depreciation and amortization of $7.1 million primarily related to the step acquisition of KBP in the fourth quarter of 2007. In addition, direct costs (excluding staff costs) increased as a percentage of revenues from 25.0% of revenue in 2007 to 27.6% of revenue in 2008 due to an increase in reimbursed client related direct costs. However, total staff costs as a percentage of revenues decreased from 47.6% in 2007 to 46.8% in 2008. General and administrative costs also decreased as a percentage of revenue from 22.8% in 2007 to 21.2% in 2008.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the first six months of 2008 were $166.8 million, compared to $149.0 million for the first six months of 2007. The year-over-year increase of $17.8 million or 11.9% was attributable primarily to organic growth of $10.1 million as a result of net new business wins, and $5.8 million of the revenue increase related to new acquisitions during 2007. A weakening of the US dollar versus the Canadian dollar in 2008 compared to 2007 resulted in a $1.9 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS decreased by approximately 40.5% to $8.7 million in the first six months of 2008 from $14.7 million in the first six months of 2007, while operating margins decreased to 5.2% in the first six months of 2008 from 9.9% in the first six months of 2007. Operating profit decreased due primarily to increased depreciation and amortization of $5.6 million, which relates to the amortization of certain intangibles resulting from the KBP step-up acquisition during the fourth quarter of 2007. The decrease in operating margin is primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 11.9% of revenue in 2007 to 12.8% of revenue in 2008. Total staff costs as a percentage of revenue increased from 56.3% in 2007 to 58.2% in 2008. However, general and administrative costs decreased as a percentage of revenue from 25.3% in 2007 to 23.6% in 2008 as a result of relatively fixed costs while revenue increased.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in the first six months of 2008 were $71.5 million, an increase of $22.3 million or 45.2% compared to the $49.2 million reported for 2007. This growth was entirely organic and was a result of higher revenues from existing clients in part as a result of the opening of a new customer care center in September 2007.

Operating profit earned by CRM increased by approximately $2.6 million to $3.5 million for the first six months of 2008, from $0.9 million for the previous year. Operating margins were 4.9% for the first six months of 2008 as compared to 1.9% in the first six months of 2007. The increase in margins is primarily due to a decrease in general and administrative costs as a percentage of revenue from 19.0% in 2007 to 17.1% in 2008 and a decrease in depreciation and amortization expense as a percentage of revenue from 6.3% in 2007 to 5.2% in 2008.

Specialized Communication Services (“SCS”)

SCS generated revenues of $62.7 million for the first six months of 2008, an increase of $8.4 million, or 15.4% higher than revenues of $54.3 million in the first six months of 2007. The year-over-year increase was attributable primarily to organic growth of $4.6 million as a result of net new business wins, and $0.4 million from acquisitions. A weakening of the US dollar versus the Canadian dollar and British pound in 2008 compared to 2007 resulted in a $3.4 million increase in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS increased by $0.1 million to $5.0 million in the first six months of 2008, from an operating profit of $4.9 million in 2007, with operating margins of 8.0% in the first six months of 2008 compared to 9.0% in 2007. The decrease in operating margin in 2008 was due primarily to the timing of when expected client projects will begin and be completed. As a result, depreciation and amortization expense as a percentage of revenue increased from 1.6% in 2007 to 2.7% in 2008. However, this was offset in part by a decrease in total staff costs as a percentage of revenue from 47.5% in 2007, to 46.9% in 2008.

Corporate

Operating costs related to the Company’s Corporate operations totaled $9.4 million in the first six months of 2008 compared to $11.0 million in the prior year period. This decrease of $1.6 million is primarily due to the net $0.8 million management services agreement non-renewal payment made in 2007. This net amount was impacted by reductions in 2008 of legal and other professional fees, business insurance costs, travel and entertainment costs, receipt of a partial repayment of the CEO’s outstanding loan equal to $0.1 million and increases in the corporate bonus’ accrued and non-cash stock based compensation expense.

Other Income/Expenses, Net

Other income increased to $3.1 million in the first six months of 2008 compared to expenses of $1.7 million in the first six months of 2007. The 2008 income is primarily comprised of a foreign exchange gain of $3.1 million for 2008 compared to a loss of $3.4 million recorded in 2007, and was due primarily to an unrealized gain due to the strengthening in the US dollar during 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2007. At June 30, 2008, the exchange rate was 1.02 Canadian dollars to one US dollar, compared to 0.99 at the end of 2007. This was offset in part due to the gain on sale of assets of $1.8 million in 2007.

Net Interest Expense

Net interest expense for 2008 was $7.2 million for the first six months, an increase of $2.2 million over the $5.0 million net interest expense incurred during 2007. Interest expense increased $1.3 million in 2008 due to higher average outstanding debt in 2008, offset by lower interest rates. Interest income was $0.4 million for the first six months of 2008 compared to $1.2 million in 2007, due to income recognized in 2007 from the acceleration of payments received related to the sale of SPI, originally due to be received in 2010 and 2011.

Income Taxes

Income tax expense recorded in the first six months of 2008 was $3.1 million compared to a recovery of $0.9 million for 2007. The Company’s effective tax rate was consistent with the statutory rate in 2008 due to minority interest charges offset by an increase in the valuation allowance relating to net operating losses and by non-deductible stock based compensation. The Company’s effective tax rate was substantially lower than the statutory rate in 2007 due to minority interest charges, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first six months of 2008, income of $0.2 million compared to a nominal amount in 2007.

Minority Interests

Minority interest expense was $5.0 million for the first six months of 2008, down $4.7 million from the $9.7 million minority interest expense incurred during the first six months of 2007. Such decrease was primarily due to the Company’s step-up in ownership of CPB and KBP offset in part by the increase in profitability of the subsidiaries within the SCS operating segments that are not 100% owned by the Company.

Discontinued Operations

The loss of $3.8 million from discontinued operations in the first six months of 2008 results primarily from the loss on sale of 60% owned subsidiary in 2008 of $0.8 million and $3.0 million relating to the first quarter 2008 accrual of the lease abandonment costs and severance costs relating to MFP.

The loss, net of an income tax benefit of $5.9 million from discontinued operations for 2007 is comprised of the operating results of MFP and Banjo.

In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating division, and as a result incurred a goodwill impairment charge of $4.5 million. After reviewing the 2008 projections and operating losses of the new MFP operating division, the Company decided to cease the operations of the new MFP operating business as well.

Net Income

As a result of the foregoing, the net loss recorded for the first six months of 2008 was $7.9 million or a loss of $0.29 per diluted share, compared to the net loss of $11.4 million or $0.46 per diluted share reported for the first six months of 2007.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2008	As of and for the six months ended June 30, 2007	As of and for the year ended December 31, 2007
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$18,510	$9,359	$10,410
Working capital (deficit)	$(24,277)	$(28,884)	$(22,364)
Cash from operations	$23,155	$(8,849)	$4,132
Cash from investing	$(18,488)	$(10,853)	$(60,914)
Cash from financing	$3,584	$23,066	$60,929
Long-term debt to shareholders’ equity ratio	1.38	1.05	1.27
Fixed charge coverage ratio	1.38	1.32	1.36

As of June 30, 2008, and December 31, 2007, $9.7 million and $3.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Financing Agreement using available cash.

Working Capital

At June 30, 2008, the Company had a working capital deficit of $24.3 million compared to a deficit of $22.4 million at December 31, 2007. The decrease in working capital is primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to minority interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2008, $6.2 million remains outstanding to be distributed to minority interest holders over the next twelve months.

The Company intends to maintain sufficient availability of funds under its Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2008 was $22.9 million. This was attributable primarily to depreciation and amortization and non-cash stock compensation of $22.9 million and an increase in accounts payable accruals and other liabilities and advance billings to clients of $28.8 million. Partially offset by a net operating loss from continuing operations of $4.0 million, an increase in accounts receivable of $13.4 million, an increase in expenditures billable to clients of $9.4 million, and $3.1 million in foreign exchange gains. Discontinued operations provided cash of $0.2 million in the six months ended June 30, 2008.

Cash flow used in operations, including changes in non-cash working capital, for the six months ended June 30, 2007 was $9.2 million. This was attributable primarily to a net operating loss of $5.9 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $6.2 million, an increase in prepaid and other current assets of $6.4 million, an increase in accounts receivable of $20.1 million and a decrease in advanced billings of $0.4 million. This use of cash was partially offset by depreciation and amortization, and non-cash stock compensation of $16.4 million, a decrease in expenditures billable to clients of $8.0 million, $2.6 million in deferred income taxes, and $4.2 million in foreign exchange losses. Discontinued operations provided cash of $0.4 million in the six months ended June 30, 2007.

Investing Activities

Cash flows used in investing activities were $18.5 million for the six months ended June 30, 2008, compared with $10.9 million in the six months ended June 30, 2007.

In the six months ended June 30, 2008, capital expenditures totaled $8.6 million, of which $5.5 million was incurred by the SMS segment, $2.1 million was incurred by the CRM segment and $1.0 million was incurred by the SCS segment, which expenditures consisted primarily of costs associated with expanding our operations with additional leasehold improvements, computer equipment and furniture and fixtures. Expenditures for capital assets in the six months ended June 30, 2007 were $7.3 million. Of this amount, $3.5 million was incurred by the SMS segment, $2.5 million was incurred by the CRM segment and $1.2 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the six months ended June 30, 2008, cash flow used for acquisitions was $10.0 million and related to the settlement of put options, earn-out payments and acquisitions net of cash acquired. Cash flow used in acquisitions was $10.7 million in the six months ended June 30, 2007 and primarily related to acquisitions net of cash acquired and a payment for a deferred acquisition consideration. The Company also received proceeds from the sale of assets of $7.5 million in 2007.

Discontinued operations used cash of $0.1 million in 2007 relating to capital asset purchases.

Financing Activities

During the six months ended June 30, 2008, cash flows used in financing activities amounted to $3.6 million, and consisted primarily of borrowings under the Financing Agreement of $4.9 million, repayments of long-term debt of $0.4 million and the purchase of treasury shares relating to income tax withholding requirements of $0.9 million. During the six months ended June 30, 2007, cash flows provided by financing activities amounted to $23.1 million, and primarily consisted of $82.2 million of proceeds from the Financing Agreement, which was partially offset by a $45 million repayment of the old Credit Facility, $10.4 million of net repayments of long-term debt and bank borrowings, and the payment of $3.8 million of deferred financing costs relating to the Financing Agreement.

Total Debt

On June 18, 2007, the Company and its material subsidiaries entered into a $185 million Financing Agreement with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. This facility replaced the Company’s existing $96.5 million credit facility that was originally expected to mature on September 21, 2007. Proceeds from the Financing Agreement were used to repay in full the outstanding balances and terminate the Company's existing credit facility. The obligations repaid totaled approximately $73.7 million.

This current Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at June 30, 2008 was 7.18%.

The Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of June 30, 2008 was $168.7 million, an increase of $3.9 million compared with the $164.8 million outstanding at December 31, 2007, primarily as a result of borrowings under the revolving credit facility to fund seasonal working capital requirements. At June 30, 2008, $62.1 million is available under the Financing Agreement.

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

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended June 30, 2008, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:
June 30, 2008
Total Senior Leverage Ratio	2.03
Maximum per covenant	3.25
Fixed Charges Ratio	2.37
Minimum per covenant	1.20
Minimum earnings before interest, taxes, depreciation and amortization	$60.3 million
Minimum per covenant	$37.9 million

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

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At June 30, 2008, there was $2.4 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $31.2 million of additional deferred purchase obligations could be triggered during 2008 or thereafter, including approximately $7.6 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2008, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $65.2 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $11.1 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $8.2 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $8.4 million of the estimated $65.2 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $12.4 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2008	2009	2010	2011	2012 &	Total
					Thereafter
	($ Millions)
Cash	$8.1	$2.0	$26.6	$2.1	$15.3	$54.1
Shares	0.3	0.9	5.9	1.2	2.8	11.1
	$8.4	$2.9	$32.5	$3.3	$18.1	$65.2	(1)
Operating income before depreciation and amortization to be received(2)	$2.6	$0.7	$3.3	$1.5	$4.3	$12.4
Cumulative operating income before depreciation and amortization(3)	$2.6	$3.3	$6.6	$8.1	$12.4		(5)

(1)
Of this, approximately $19.6 million has been recognized in Minority Interest on the Company’s balance sheet in conjunction with the consolidation of CPB as a variable interest entity in 2004. As a result, the net off balance sheet commitment is $45.6 million.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2007 and second quarter 2008 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

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

The Company follows EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses

Acquisitions, Goodwill and Other Intangibles .  A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.

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

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

•	the successful completion and integration of acquisitions which compliment and expand the Company’s business capabilities;

•	foreign currency fluctuations; and

•	risks arising from the Company’s historical stock option grant practices.

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

Debt Instruments:   At June 30, 2008, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $118.3 million, as of June 30, 2008, a 1.0% increase or decrease in the weighted average interest rate, which was 7.2% at June 30, 2008, would have an interest impact of approximately $1.2 million annually.

Foreign Exchange:   The Company conducts business in five currencies, the US dollar, the Canadian dollar, the Jamaican dollar, the Mexican Peso and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.  Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

( a)           The information provided below describes a transaction that occurred during the second quarter of 2008 in which the Company issued shares of its Class A subordinate voting shares (“Class A Shares”) that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

(1)
On June 15, 2007, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership units of Redscout LLC (“Redscout”). As part of this acquisition, the Company agreed to pay an additional amount if certain financial performance targets were achieved by Redscout. On April 1, 2008 the Company paid approximately $1.3 million in cash and issued 27,545 of the Company’s Class A Shares (valued at approximately $213,750 on the date of issuance). The Class A Shares were issued by the Company to the sellers of Redscout without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the sellers and their status as “accredited investors” within the meaning of Rule 501(a) of Regulation D. Sellers of Redscout had access to all the documents filed by the Company with the SEC.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	This item is answered in respect of the Annual and Special Meeting of Shareholders held on May 30, 2008 (the “Annual Meeting”).

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

(c)
At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

(1) Election of Directors: 20,927,657

(2) Election of BDO Seidman LLP as Auditors: 20,927,658

(3) Approval of the 2008 Key Partner Incentive Plan: 16,529,334

At the Annual Meeting, shareholder votes were cast for the election of the Company’s nominees for Director as follows:

NOMINEE	FOR	WITHHELD

Clare Copeland	20,624,100	303,557

Thomas N. Davidson	20,634,100	293,557

Jeffrey E. Epstein	20,651,413	276,244

Robert J. Kamerschen	20,609,062	318,595

Scott L. Kauffman	20,666,931	260,726

Michael J.L. Kirby	20,629,934	297,723

Miles S. Nadal	20,598,878	328,779

Stephen M. Pustil	20,301,795	625,862

Proposal to approve the appointment of BDO Seidman, LLP as the Company’s independent auditors for 2008:

FOR	WITHHELD
20,823,809	103,849

Proposal to approve the Company’s 2008 Key Partner Incentive Plan:

FOR	AGAINST
11,023,631	5,505,703

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

July 31, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008.*

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.