Form 10-Q
period 2008-09-30
MDC PARTNERS INC
filed 2008-11-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☐ No ☐

The numbers of shares outstanding as of October 30, 2008 were: 27,299,602 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		Reclassified (Note 1)		Reclassified (Note 1)
Revenue:
Services	$143,428	$139,135	$444,393	$391,712
Operating Expenses:
Cost of services sold	95,747	90,469	296,933	253,317
Office and general expenses	32,800	36,048	105,872	104,471
Depreciation and amortization	7,545	9,710	26,327	21,437
	136,092	136,227	429,132	379,225
Operating profit	7,336	2,908	15,261	12,487
Other Income (Expenses):
Other income (expense)	2,392	(3,119)	5,470	(4,838)
Interest expense	(3,565)	(3,480)	(11,097)	(9,719)
Interest income	126	220	505	1,455
	(1,047)	(6,379)	(5,122)	(13,102)
Income (loss) from continuing operations before income taxes, equity in affiliates and minority interests	6,289	(3,471)	10,139	(615)
Income tax (expense) recovery	(1,824)	2,450	(4,942)	3,398
Income (loss) from continuing operations before equity in affiliates and minority interests	4,465	(1,021)	5,197	2,783
Equity in earnings of non-consolidated affiliates	69	124	290	135
Minority interests in income of consolidated subsidiaries	(1,284)	(5,163)	(6,261)	(14,873)
Income (loss) from continuing operations	3,250	(6,060)	(774)	(11,955)
Income (loss) from discontinued operations	—	(713)	(3,840)	(6,215)
Net income (loss)	$3,250	$(6,773)	$(4,614)	$(18,170)

Income (loss) Per Common Share:
Basic and Diluted:
Continuing operations	$0.12	$(0.24)	$(0.03)	$(0.49)
Discontinued operations	—	(0.03)	(0.14)	(0.25)
Net income (loss)	$0.12	$(0.27)	$(0.17)	$(0.74)
Weighted Average Number of Common Shares Outstanding:
Basic	26,835,101	24,957,704	26,721,820	24,664,159
Diluted	27,290,259	24,957,704	26,721,820	24,664,159

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$236	$299	$778	$802
Office and general expenses	1,593	1,574	4,912	4,540
Total	$1,829	$1,873	$5,690	$5,342

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,483	$10,410
Accounts receivable, less allowance for doubtful accounts of $1,734 and $1,357	136,623	135,260
Expenditures billable to clients	25,384	19,409
Prepaid expenses	6,400	5,937
Other current assets	2,419	2,422
Total Current Assets	188,309	173,438
Fixed assets, at cost, less accumulated depreciation of $69,416 and $58,822	45,451	47,440
Investment in affiliates	1,871	1,434
Goodwill	227,294	217,726
Other intangibles assets, net	44,347	55,399
Deferred tax asset	6,952	9,175
Other assets	14,491	16,086
Total Assets	$528,715	$520,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,662	$65,839
Accruals and other liabilities	63,594	74,668
Advance billings	68,852	50,988
Current portion of long-term debt	1,599	1,796
Deferred acquisition consideration	2,413	2,511
Total Current Liabilities	201,120	195,802
Revolving credit facility	10,302	1,901
Long-term debt	115,063	115,662
Convertible debentures	42,285	45,395
Other liabilities	8,878	8,267
Deferred tax liabilities	596	819

Total Liabilities	378,244	367,846

Minority interests	26,063	24,919
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 26,834,666 and 26,235,932 shares issued in 2008 and 2007	213,063	207,958
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2008 and 2007, each convertible into one Class A share	1	1
Share capital to be issued, 27,545 Class A shares in 2007	—	214
Additional paid-in capital	28,348	26,743
Accumulated deficit	(117,585)	(112,969)
Stock subscription receivable	(354)	(357)
Accumulated other comprehensive income	935	6,343
Total Shareholders’ Equity	124,408	127,933
Total Liabilities and Shareholders’ Equity	$528,715	$520,698

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Nine MonthsEnded September 30,
	2008	2007
		Reclassified (Note 1 )
Cash flows from operating activities:
Net loss	$(4,614)	$(18,170)
Loss from discontinued operations	(3,840)	(6,215)
Loss from continuing operations	(774)	(11,955)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
Depreciation	12,604	10,658
Amortization of intangibles	13,723	10,779
Non cash stock-based compensation	5,053	4,749
Amortization of deferred finance charges	1,036	1,980
Deferred income taxes	2,000	1,378
(Gain) Loss on sale of assets	113	(1,823)
Earnings of non-consolidated affiliates	(290)	(135)
Minority interest and other	881	1,184
Foreign exchange	(5,627)	8,214
Changes in non-cash working capital:
Accounts receivable	(1,566)	(24,842)
Expenditures billable to clients	(5,975)	12,701
Prepaid expenses and other current assets	(476)	(2,703)
Accounts payable, accruals and other liabilities	(16,028)	(30,055)
Advance billings	17,650	(4,271)
Cash flows provided by (used in) continuing operating activities	22,324	(24,141)
Discontinued operations	211	338
Net cash provided by (used in) operating activities	22,535	(23,803)
Cash flows from investing activities:
Capital expenditures	(10,722)	(14,970)
Acquisitions, net of cash acquired	(10,655)	(12,534)
Proceeds from sale of assets	439	8,348
Other investments	(130)	(389)
Profit distributions from non-consolidated affiliates	68	—
Net cash used in investing activities	(21,000)	(19,545)
Cash flows from financing activities:
Proceeds from revolving credit facility	8,401	25,631
Repayment of long-term debt	(1,612)	(5,718)
Purchase of treasury shares	(896)	(765)
Proceeds from stock subscription receivable	1	392
Decrease in bank indebtedness	—	(4,832)
Payments under old revolving credit facility	—	(45,000)
Proceeds from term loan	—	75,000
Proceeds from note payable		2,471
Deferred financing costs	—	(3,946)
Issuance of share capital	—	2,125
Discontinued operations	—	(78)
Net cash provided by financing activities	5,894	45,280
Effect of exchange rate changes on cash and cash equivalents	(356)	(1,434)
Net increase in cash and cash equivalents	7,073	498
Cash and cash equivalents at beginning of period	10,410	6,591
Cash and cash equivalents at end of period	$17,483	$7,089

Supplemental disclosures:
Cash paid to minority partners	$9,678	$16,310
Cash income taxes paid	$936	$1,205
Cash interest paid	$9,225	$9,133
Non-cash transactions:
Share capital issued on acquisitions	$1,573	$2,497
Capital leases	$308	$1,531

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts and unless otherwise stated)

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 13% of the Company’s consolidated accounts receivable at September 30, 2008 and December 31, 2007. This client also accounted for 19.1% and 19.3% of revenue for the three and nine months ended September 30, 2008, respectively , and 17.1% and 15.9% of revenue for the three and nine months ended September 30, 2007, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at September 30, 2008 and December 31, 2007, is approximately $52 and $63, respectively, of cash restricted as to its use by the Company.

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

The Company earns revenue from agency arrangements in the form of retainer fees or commissions, from short-term project arrangements in the form of fixed fees or per diem fees for services, and from incentives or bonuses.

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

For the three and nine months ended September 30, 2008, the Company has recorded charges of $620 and $1,392, respectively, relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying stock on the date of grant. Class A shares of restricted stock granted to employees amounting to 464,936 are included in the Company’s calculation of Class A shares outstanding as of September 30, 2008.

3.	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator
Numerator for basic income (loss) per common share – income (loss ) from continuing operations	$3,250	$(6,060)	$(774)	$(11,955)
Effect of dilutive securities:	—	—	—	—
Numerator for diluted income (loss) per common share – income (loss) from continuing operations plus assumed conversion	$3,250	$(6,060)	$(774)	$(11,955)
Denominator
Denominator for basic income (loss) per common share – weighted average common shares	26,835,101	24,957,704	26,721,820	24,664,159
Effect of dilutive securities:	455,158	—	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	27,290,259	24,957,704	26,721,820	24,664,159
Basic income (loss) per common share from continuing operations	$0.12	$(0.24)	$(0.03)	$(0.49)
Diluted income (loss) per common share from continuing operations	$0.12	$(0.24)	$(0.03)	$(0.49)

The 8% convertible debentures, options and other rights to purchase 6,384,950 shares of common stock, which includes 1,652,448 shares of non-vested restricted stock, were outstanding during the nine months ended September 30, 2008, but were not included in the computation of diluted loss per common share because their effect would be antidilutive. Similarly, during the nine months ended September 30, 2007, the 8% convertible debentures, options and other rights to purchase 6,893,847 shares of common stock, which includes 371,614 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

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

On January 1, 2008, on April 1, 2008, and again on September 1, 2008, the Company completed 11 equity acquisitions with various shareholders of Allard Johnson Communications Inc. (“Allard”), all pursuant to contractual puts options. The aggregate purchase price for the 11 transactions was cash equal to $2,870. These transactions increased the Company’s equity ownership in Allard to 72.03%, an increase of 11.8%. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $205 (consisting of customer lists and existing backlog) and goodwill of $2,664. The identified intangibles will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangible and goodwill are not tax deductible.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months and nine months ended September 30, 2007 assume that the acquisition of the operating assets of the significant businesses acquired during 2007 had occurred on January 1, 2007. For the three months and nine months ended September 30, 2008, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. These unaudited pro forma results for the three months and nine months ended September 30, 2007, include an adjustment for the non-cash stock based compensation charge of $2,603 resulting from the KBP acquisition.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues	$139,135	$391,712
Net loss	$(6,470)	$(22,787)
Loss per common share:
Basic – net loss	$(0.25)	$(0.90)
Diluted – net loss	$(0.25)	$(0.90)

5.	Accrued and Other Liabilities

At September 30, 2008 and December 31, 2007, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $5,216 and $7,916, respectively.

6.	Discontinued Operations

Effective June 30, 2008, the Company sold its 60% equity interest in The Ito Partnership, a start-up operation formed in 2006. The sale resulted in a loss of approximately $800, and has been included in discontinued operations. This entity had been previously included in the Company’s Specialized Communication Services segment. The operating results for the three and nine months ended September 30, 2007 were not material and accordingly have not been restated.

In March 2007, due to continued operating and client losses, the Company ceased operations of MFP and spun off a new operating business. As a result, the Company incurred a goodwill impairment charge of $4,475 in the first quarter of 2007. In the fourth quarter of 2007, the Company received the 2008 projections of the new MFP operating business, and decided to cease its operations. As a result, the Company has classified these operations as discontinued. The results of operations of MFP and the new operating business during the three and nine months ended September 30, 2007, net of income tax benefits, was a loss of $684 and $6,099, respectively. The operating loss consists primarily of the accrual of lease abandonment costs and severance costs.

In December 2007, the Company ceased Banjo’s operations due to Banjo’s continued operating losses and the lack of new business wins. The results of operations of Banjo during the three and nine months ended September 30, 2007, net of income tax benefits, was a loss of $29 and $116, respectively.

MFP and Banjo had been previously included in the Company’s Specialized Communication Services segment.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months and nine months ended September 30, were the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2008	2007
Revenue	$915	$158	$3,126
Impairment charge	—	—	4,475
Operating loss	(843)	(2,903)	(8,868)
Other expense	(238)	(937)	(546)
Income tax recovery	368	—	3,199
Net loss from discontinued operations	$(713)	$(3,840)	$(6,215)

7.	Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) for the period	$3,250	$(6,773)	$(4,614)	$(18,170)
Foreign currency cumulative translation adjustment	(2,437)	2,574	(5,408)	5,481
Comprehensive income (loss) for the period	$813	$(4,199)	$(10,022)	$(12,689)

8.	Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	September 30, 2008	December 31, 2007

Revolving credit facility	$10,302	$1,901
8% convertible debentures	42,285	45,395
Term loans	111,500	111,500
Notes payable and other bank loans	2,789	3,285
	166,876	162,081
Obligations under capital leases	2,373	2,673
	169,249	164,754
Less:
Current portions	1,599	1,796
Long term portion	$167,650	$162,958

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

The Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At September 30, 2008, the weighted average interest rate was 7.15%.

At September 30, 2008, $58,305 remains available under the Financing Agreement to support the Company’s future cash requirements. The Company’s obligations under the Financing Agreement are guaranteed by the material subsidiaries of the Company. The Financing Agreement matures on June 17, 2012, and is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $13.16 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $940 (C$1,000.00) principal amount of Debentures.

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

During the nine months ended September 30, 2008, Class A share capital increased by $5,105, as the Company issued 537,356 Class A shares related to vested shares of restricted stock. Additionally, during the nine months ended September 30, 2008, the Company issued 184,467 Class A shares, valued at $1,573 in connection with acquisitions and deferred acquisition consideration. During the nine months ended September 30, 2008 “Additional paid-in capital” increased by $1,605 primarily related to an increase of $5,053 from stock-based compensation that was expensed during the same period and $1,001 related to the profit interest granted in the Core Strategy Group and DMG acquisitions by the Zyman Group. These amounts were offset by vested shares of restricted stock of $4,449 which was reclassed to share capital.

In March, June and August 2008, the Company purchased and retired 110,743 Class A shares for $896 from employees in connection with the required tax withholding resulting from the vesting of shares of the restricted stock. In addition, the Company received and retired 12,346 Class A shares from the Company’s CEO as partial payment of outstanding loans.

10.	Income Taxes and Other Income (Expense)

(a)	During the nine months ended September 30, 2008, the Company increased income tax expense for continuing operations and the valuation allowance relating to net operating loss carry forwards by $3,281.
(b)	Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Other income (expense)	$5	$522	$1	$409
Foreign currency transaction gain (loss)	2,498	(3,629)	5,582	(7,070)
Gain (loss) on sale of assets	(111)	(12)	(113)	1,823
	$2,392	$(3,119)	$5,470	$(4,838)

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$82,006	$32,673	$28,749	$—	$143,428

Cost of services sold	50,420	23,888	21,439	—	95,747

Office and general expenses	18,441	5,780	5,680	2,899	32,800

Depreciation and amortization	4,884	1,846	747	68	7,545

Operating Profit/(Loss)	8,261	1,159	883	(2,967)	7,336

Other Income (Expense):
Other income					2,392
Interest expense, net					(3,439)

Income from continuing operations before income taxes, equity in affiliates and minority interests					6,289
Income tax expense					(1,824)

Income from continuing operations before equity in affiliates and minority interests					4,465
Equity in earnings of non-consolidated affiliates					69
Minority interests in income of consolidated subsidiaries	(1,164)	(60)	(60)	—	(1,284)

Income from continuing operations					3,250

Net Income					$3,250

Non cash stock based compensation	$475	$31	$174	$1,149	$1,829

Supplemental Segment Information:

Capital expenditures	$1,569	$302	$189	$23	$2,083

Goodwill and intangibles	$198,462	$28,872	$44,307	$—	$271,641

Total assets	$347,907	$69,197	$101,812	$9,799	$528,715

Three Months Ended September 30, 2007
(thousands of United States dollars)

	As Restated
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$79,110	$29,885	$30,140		$	$ 139,135

Cost of services sold	47,237	21,841	21,391	—		90,469

Office and general expenses	18,953	5,303	5,840	5,952		36,048

Depreciation and amortization	7,359	1,680	643	28		9,710

Operating Profit/(Loss)	5,561	1,061	2,266	(5,980)		2,908

Other Expense:
Other expense						(3,119)
Interest expense, net						(3,260)

Loss from continuing operations before income taxes, equity in affiliates and minority interests						(3,471)
Income tax recovery						2,450

Loss from continuing operations before equity in affiliates and minority interests						(1,021)
Equity in earnings of non-consolidated affiliates						124
Minority interests in income of consolidated subsidiaries	(4,172)	(42)	(949)	—		(5,163)

Loss from continuing operations						(6,060)
Loss from discontinued operations						(713)

Net Loss						$(6,773)

Non cash stock based compensation	$546	$22	$114	$1,191		$1,873

Supplemental Segment Information:

Capital expenditures	$3,355	$3,835	$415	$19		$7,624

Goodwill and intangibles	$187,823	$29,385	$42,633	$—		$259,841

Total assets	$326,502	$72,126	$102,807	$15,653		$517,088

Nine Months Ended September 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$248,772	$104,179	$91,442	$—	$444,393

Cost of services sold	155,823	75,936	65,174	—	296,933

Office and general expense	57,828	18,011	17,906	12,127	105,872

Depreciation and amortization	18,119	5,550	2,454	204	26,327

Operating Profit/(Loss)	17,002	4,682	5,908	(12,331)	15,261

Other Income (Expense):
Other income					5,470
Interest expense, net					(10,592)

Income from continuing operations before income taxes, equity in affiliates and minority interests					10,139
Income tax expense					(4,942)

Income from continuing operations before equity in affiliates and minority interests					5,197
Equity in earnings of non-consolidated affiliates					290
Minority interests in income of consolidated subsidiaries	(3,649)	(247)	(2,365)	—	(6,261)

Loss from continuing operations					(774)
Loss from discontinued operations					(3,840)

Net Loss					$(4,614)

Non cash stock based compensation	$1,492	$98	$648	$3,452	$5,690

Supplemental Segment Information:

Capital expenditures	$7,106	$2,415	$1,141	$60	$10,722

Goodwill and intangibles	$198,462	$28,872	$44,307	$—	$271,641

Total assets	$347,907	$69,197	$101,812	$9,799	$528,715

Nine Months Ended September 30, 2007
(thousands of United States dollars)

As Restated

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$228,117	$79,134	$84,461	$—	$391,712

Cost of services sold	136,259	57,712	59,346	—	253,317

Office and general expenses	56,604	14,664	16,429	16,774	104,471

Depreciation and amortization	15,002	4,759	1,509	167	21,437

Operating Profit/(Loss)	20,252	1,999	7,177	(16,941)	12,487

Other Expense:
Other expense					(4,838)
Interest expense, net					(8,264)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(615)
Income tax recovery					3,398

Income from continuing operations before equity in affiliates and minority interests					2,783
Equity in earnings of non-consolidated affiliates					135
Minority interests in income of consolidated subsidiaries	(12,138)	(68)	(2,667)	—	(14,873)

Loss from continuing operations					(11,955)
Loss from discontinued operations					(6,215)

Net Loss					$(18,170)

Non cash stock based compensation	$1,517	$70	$362	$3,393	$5,342

Supplemental Segment Information:

Capital expenditures	$6,841	$6,350	$1,592	$187	$14,970

Goodwill and intangibles	$187,823	$29,385	$42,633	$—	$259,841

Total assets	$326,502	$72,126	$102,807	$15,653	$517,088

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2008	$119,237	$20,865	$3,326	$143,428
2007	$111,313	$24,520	$3,302	$139,135
Nine Months Ended September 30,
2008	$365,320	$68,765	$10,308	$444,393
2007	$316,634	$66,327	$8,751	$391,712

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid at closing by the Company with respect of certain of its acquisitions, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred consideration reflected on the Company’s balance sheet at September 30, 2008, would be expected to be owed.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2008 to 2017. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2008, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $64,792 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $10,520 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $8,144 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and nine months ended September 30, 2008 and 2007, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  At September 30, 2008, the Company has issued $4,893 of undrawn outstanding letters of credit.

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

14. Subsequent Events

        In November 2007, the Company acquired an additional 28% equity interest in Crispin Porter & Bogusky LLC (“CPB”), one of the Company’s largest subsidiaries. Following this transaction, the Company owned a 77% equity interest in CPB. On November 10, 2008, the Company acquired an additional 17% equity interest in CPB, pursuant to a Membership Interest Purchase Agreement among the Company, Crispin & Porter Advertising, Inc. and certain employee equity holders of such entity. The purchase price paid for this additional 17% equity interest consisted of a closing cash payment of $6.4 million, plus the issuance of 105,000 newly-issued Class A shares of the Company, plus an additional deferred purchase price payment due in April 2010, to be calculated on terms consistent with CPB’s underlying Limited Liability Company Agreement. In connection with the November 2007 acquisition, the employee equity holders agreed to extend the terms of their existing employment agreements until December 2010, and received grants of restricted stock of MDC Partners Inc. Following the closing of this transaction, the employee equity holders in CPB will continue to own 6% of the equity interests in CPB, which equity may be sold in December 2012. Separately, CPB has also negotiated five-year stay arrangements with the next four most senior employees of CPB.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, reference to the “Company” means MDC Partners Inc. and its subsidiaries, and reference to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2008 means the period beginning January 1, 2008, and ending December 31, 2008).

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2008 and 2007, and the financial condition of the Company as of September 30, 2008. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2007 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

We manage the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major reportable segment (organic); growth from currency changes; and growth from acquisitions.

We conduct our businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are three reportable operating segments: Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions. Through our operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Mexico, Europe, Jamaica and the Philippines.

The operating companies earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

We measure operating expenses in two distinct cost categories: cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to providing services. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Also included in operating expenses is depreciation and amortization.

Because we are a service business, we monitor these costs on a percentage of revenue basis. The cost of services sold tends to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.

We measure capital expenses as either maintenance or investment related.  Maintenance capital expenses are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses.  Investment capital expenses include expansion costs, the build out of new capabilities, technology or call centers, or other growth initiatives not related to the day to day upkeep of the existing operations.  Growth capital expenses are measured and approved based on the expected return of the invested capital.

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2007 to 2008 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the Condensed Consolidated Financial Statements.

Foreign Exchange Fluctuations.  Our financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”

Seasonality.  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

  Reclassifications. During the fourth quarter of 2007, we reclassified certain costs from the corporate segment to each of the SMS, CRM and SCS segments. As a result, the 2007 segments have been restated for this reclassification.

Results of Operations:
For the Three Months Ended September 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$82,006	$32,673	$28,749	$—	$143,428

Cost of services sold	50,420	23,888	21,439	—	95,747

Office and general expenses	18,441	5,780	5,680	2,899	32,800

Depreciation and amortization	4,884	1,846	747	68	7,545

Operating Profit/(Loss)	8,261	1,159	883	(2,967)	7,336

Other Income (Expense):
Other income					2,392
Interest expense, net					(3,439)

Income from continuing operations before income taxes, equity in affiliates and minority interests					6,289
Income tax expense					(1,824)

Income from continuing operations before equity in affiliates and minority interests					4,465
Equity in earnings of non-consolidated affiliates					69
Minority interests in income of consolidated subsidiaries	(1,164)	(60)	(60)	—	(1,284)

Income from continuing operations					3,250

Net income					$3,250

Non cash stock based compensation.	$475	$31	$174	$1,149	$1,829

Results of Operations:
For the Three Months Ended September 30, 2007
(thousands of United States dollars)

	As Restated
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$79,110	$29,885	$30,140		$139,135

Cost of services sold	47,237	21,841	21,391	—	90,469

Office and general expenses	18,953	5,303	5,840	5,952	36,048

Depreciation and amortization	7,359	1,680	643	28	9,710

Operating Profit/(Loss)	5,561	1,061	2,266	(5,980)	2,908

Other Expense:
Other expense					(3,119)
Interest expense, net					(3,260)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(3,471)
Income tax recovery					2,450

Loss from continuing operations before equity in affiliates and minority interests					(1,021)
Equity in earnings of non-consolidated affiliates					124
Minority interests in income of consolidated subsidiaries	(4,172)	(42)	(949)	—	(5,163)

Loss from continuing operations					(6,060)
Loss from discontinued operations					(713)

Net loss					$(6,773)

Non cash stock based compensation	$546	$22	$114	$1,191	$1,873

Results of Operations:
For the Nine Months Ended September 30, 2008
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$248,772	$104,179	$91,442	$—	$444,393

Cost of services sold	155,823	75,936	65,174	—	296,933

Office and general expenses	57,828	18,011	17,906	12,127	105,872

Depreciation and amortization	18,119	5,550	2,454	204	26,327

Operating Profit/(Loss)	17,002	4,682	5,908	(12,331)	15,261

Other Income (Expense):
Other income					5,470
Interest expense, net					(10,592)

Income from continuing operations before income taxes, equity in affiliates and minority interests					10,139
Income tax expense					(4,942)

Income from continuing operations before equity in affiliates and minority interests					5,197
Equity in earnings of non-consolidated affiliates					290
Minority interests in income of consolidated subsidiaries	(3,649)	(247)	(2,365)	—	(6,261)

Loss from continuing operations					(774)
Loss from discontinued operations					(3,840)

Net Loss					$(4,614)

Non cash stock based compensation.	$1,492	$98	$648	$3,452	$5,690

Results of Operations:
For the Nine Months Ended September 30, 2007
(thousands of United States dollars)

	As Restated
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$228,117	$79,134	$84,461	$—	$391,712

Cost of services sold	136,259	57,712	59,346	—	253,317

Office and general expenses	56,604	14,664	16,429	16,774	104,471

Depreciation and amortization	15,002	4,759	1,509	167	21,437

Operating Profit/(Loss)	20,252	1,999	7,177	(16,941)	12,487

Other Expense:
Other expense					(4,838)
Interest expense, net					(8,264)

Loss from continuing operations before income taxes, equity in affiliates and minority interests					(615)
Income tax recovery					3,398

Income from continuing operations before equity in affiliates and minority interests					2,783
Equity in earnings of non-consolidated affiliates					135
Minority interests in income of consolidated subsidiaries	(12,138)	(68)	(2,667)	—	(14,873)

Loss from continuing operations					(11,955)
Loss from discontinued operations					(6,215)

Net loss					$(18,170)

Non cash stock based compensation	$1,517	$70	$362	$3,393	$5,342

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Revenue was $143.4 million for the quarter ended September 30, 2008, representing an increase of $4.3 million, or 3.1%, compared to revenue of $139.1 million for the quarter ended September 30, 2007. This revenue increase is attributable primarily to organic growth of $5.0 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended September 30, 2008, compared to the 2007 quarter, resulted in decreased revenues of $0.1 million.

Operating profit for the third quarter of 2008 was $7.3 million, compared to $2.9 million for 2007. The increase in operating profit was primarily the result of an increase in operating profit of $2.7 million and $0.1 million within the Strategic Marketing Services (“SMS”) and Customer Relationship Management (“CRM”) segments, respectively, partially offset by a decrease in operating profits of $1.4 million within the Specialized Communication Services (“SCS”) segment. In addition, Corporate operating expenses decreased by $3.0 million.

Our income from continuing operations for the third quarter of 2008 was $3.3 million, compared to a loss of $6.1 million in 2007. This increase in income of $9.4 million was due to an increase of $6.1 million in unrealized gains on foreign currency transactions, increased operating profits of $4.4 million, and a decrease in minority interest charges of $3.9 million. These increases were offset in part by an increase in income tax expense of $4.3 million, including the establishment of a deferred tax valuation allowance of $0.5 million.

Marketing Communications Group

Revenues for the third quarter of 2008 attributable to the Marketing Communications Group, which consists of three reportable segments —  SMS, CRM, and SCS, were $143.4 million compared to $139.1 million in 2007, representing a year-over-year increase of 3.1%.

The components of revenue growth for the third quarter of 2008 are shown in the following table:

	Revenue
	$000’s	%
Three months ended September 30, 2007	$139,135	—
Organic	4,987	3.6%
Acquisitions	—	—%
Foreign exchange impact and other	(694)	(0.5)%
Three months ended September 30, 2008	$143,428	3.1%

The geographic mix in revenues was consistent between 2008 and 2007 and is demonstrated in the following table:

	Revenue
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
US	83%	80%
Canada	15%	18%
UK and other	2%	2%

Our operating profit of the Marketing Communications Group for the third quarter of 2008 was equal to $10.3 million. Operating margins increased by 0.8% and were 7.2% for 2008 compared to 6.4% for the third quarter of 2007. The increase in operating margin is primarily attributable to a decrease in depreciation and amortization of $2.2 million related primarily to prior acquisitions. However, total staff costs increased as a percentage of revenue from 46.5% in 2007 compared to 47.8% in 2008, and general and administrative costs decreased as a percentage of revenue from 21.6% in 2007 to 20.8% in 2008.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the third quarter of 2008 were $82.0 million, compared to $79.1 million in 2007. The year-over-year increase of $2.9 million, or 3.7%, is attributable primarily to organic growth as a result of net new business wins.

Our operating profit of SMS for the third quarter of 2008 increased by approximately 48.6% to $8.3 million in 2008 from $5.6 million in 2007. Operating margins increased to 10.1% for the third quarter of 2008 from 7.0% for the third quarter of 2007. Operating profit and margins increased due primarily to decreased depreciation and amortization of $2.5 million, which relates to the amortization of certain intangibles relating to prior acquisitions. Operating margins were also impacted by an increase in total staff costs as a percentage of revenues from 56.8% of revenue in 2007 to 58.3% of revenue in 2008. Reimbursed client related direct costs as a percentage of revenue decreased from 12.2% in 2007 to 10.9% in 2008. General and administrative costs also decreased as a percentage of revenue from 24.0% in the third quarter of 2007 to 22.5% in 2008 as a result of increased revenues and relatively fixed costs.

Customer Relationship Management (“CRM”)

Revenues in the CRM segment for the third quarter of 2008 were $32.7 million, an increase of $2.8 million or 9.3% compared to revenues of $29.9 million in the third quarter of 2007. This growth was entirely organic and was a result of higher revenues from existing clients following the opening of a new customer care center in September 2007.

Operating profit earned by CRM increased by approximately $0.1 million to $1.2 million for the third quarter of 2008, from $1.1 million for the third quarter of the previous year. Operating margins remained consistent at 3.6%. Margins remained consistent as total cost of services sold as a percentage of revenue also remained consistent at 73.1% and general and administrative costs as a percentage of revenue also remained consistent at 17.7%.

Specialized Communication Services (“SCS”)

SCS generated revenues of $28.7 million for the third quarter of 2008, a decrease of $1.4 million, or 4.6% lower than revenues of $30.1 million in 2007. This year-over-year decrease was attributable primarily to organic declines of $0.7 million as a result of client projects being either postponed or cancelled. A strengthening of the US dollar versus the Canadian dollar and British pound in 2008 compared to 2007 resulted in a $0.1 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased by $1.4 million to $0.9 million in the third quarter of 2008, from an operating profit of $2.3 million in the third quarter of 2007. SCS’s operating margins were 3.1% in the third quarter of 2008 compared to 7.5% in the prior year period. The decrease in operating margin in 2008 was due primarily to the timing of client projects’ commencement and completion. As a result of this delay in revenue, total staff costs increased as a percentage of revenue from 45.7% in 2007 to 47.0% in 2008, an increase in direct costs as a percentage of revenue from 32.8% in 2007 to 35.9% in 2008, an increase in depreciation and amortization as a percentage of revenue from 2.1% in 2007 to 2.6% in 2008, and an increase in general and administrative costs as a percentage of revenue from 19.4% in 2007 to 19.8% in 2008.

Corporate

Operating costs related to the Company’s Corporate operations totaled $3.0 million in the third quarter of 2008, compared to $6.0 million in the third quarter of 2007. This decrease of $3.0 million is primarily due to the elimination of $1.9 million of 2007 costs associated with the Company’s separation agreement with our former President and CFO and the hiring of a new CFO. In addition, reductions in 2008 of legal and other professional fees, business insurance costs, travel and entertainment costs, and the corporate bonus accrual, accounted for the remaining decrease in Corporate costs.

Other Income/Expenses, Net

The Company had other income of $2.4 million in the third quarter of 2008, compared to expenses of $3.1 million in the third quarter of 2007. This increase in other income is primarily comprised of a foreign exchange gain of $2.5 million for 2008, compared to a loss of $3.6 million recorded in 2007. This unrealized gain was due to the strengthening in the US dollar during 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with our Canadian subsidiaries.

Net Interest Expense

Net interest expense for the third quarter of 2008 was $3.4 million, an increase of $0.1 million over the $3.3 million net interest expense incurred during the third quarter of 2007. Interest expense slightly increased due to higher average outstanding debt in 2008, offset by lower interest rates. Interest income was $0.1 million for 2008 compared to $0.2 million in 2007.

Income Taxes

Income tax expense in the third quarter of 2008 was $1.8 million compared to a recovery of $2.5 million for the third quarter of 2007. The Company’s effective tax rate was lower than the statutory rate in 2008 due to minority interest charges offset by non-deductible stock based compensation and an increase in the valuation allowance relating to net operating losses. The Company’s effective tax rate was substantially higher than the statutory rate in 2007 due to the pre-tax loss and minority interest charges, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the third quarter of 2008, income remained at $0.1 million.

Minority Interests

Minority interest expense was $1.3 million for the third quarter of 2008, down $3.9 million from the $5.2 million of minority interest expense incurred during the prior period. Such decrease was primarily due to our increased equity in ownership of CPB and KBP, offset in part by a decrease in profitability in the subsidiaries within the SCS operating segments.

Discontinued Operations

The loss of $0.7 million, net of an income benefit of $0.4 million, from discontinued operations for 2007 is comprised of the operating results of MFP and Banjo Strategic Entertainment, LLC (“Banjo”).

Net Income (Loss)

As a result of the foregoing, our net income for the third quarter of 2008 was $3.3 million or income of $0.12 per diluted share, compared to the net loss of $6.8 million or ($0.27) per diluted share reported for the third quarter of 2007.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Revenue was $444.4 million for the nine months ended September 30, 2008, representing an increase of $52.7 million, or 13.4%, compared to revenue of $391.7 million for the nine months ended September 30, 2007. This revenue increase relates primarily to organic growth of $42.5 million and $5.4 million relating to acquisitions. In addition, a weakening of the US dollar, primarily versus the Canadian dollar during the nine months ended September 30, 2008, resulted in increased revenues of $4.8 million.

Operating profit for the nine months of 2008 was $15.3 million, compared to $12.5 million for 2007. Our increase in operating profit was primarily the result of an increase in operating profit of $2.7 million in the Customer Relationship Management (“CRM”) segment, partially offset by decreases in operating profits of $3.3 million and $1.3 million within the and Strategic Marketing Services (“SMS”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $4.6 million.

Our loss from continuing operations for the nine months ended 2008 was $0.8 million, compared to $12.0 million in 2007. This decrease in net loss of $11.2 million was primarily the result of an increase in other income of $10.3 million, which includes a $12.7 million increase in unrealized gains on foreign currency transactions from 2007 offset by a gain on sale of assets of $1.8 million in 2007. Increased operating profits of $2.8 million and decreased minority interest charges of $8.6 million also contributed to the increase in income from continuing operations. These amounts were partially offset by an increase in income tax expense of $8.3 million, including the establishment of a deferred tax valuation allowance of $3.3 million.

Marketing Communications Group

Revenues for the first nine months of 2008 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS, were $444.4 million compared to $391.7 million in the nine months ended 2007, representing a year-over-year increase of 13.4%.

The components of revenue growth for 2008 are shown in the following table:

	Revenue
	$000’s	%
Nine months ended September 30, 2007	$391,712	—
Organic	42,491	10.8%
Acquisitions	5,417	1.4%
Foreign exchange impact	4,773	1.2%
Nine months ended September 30, 2008	$444,393	13.4%

The geographic mix in revenues was consistent between 2008 and 2007 and is demonstrated in the following table:

	Revenue
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
US	82%	81%
Canada	16%	17%
UK and other	2%	2%

Our operating profit of the Marketing Communications Group for the nine months ended September 30, 2008 decreased by approximately 6.2% to $27.6 million from $29.4 million. Operating margins for the nine months of 2008 decreased by 1.3% and were 6.2% for 2008 compared to 7.5% in the nine months of 2007. Our decrease in operating profit and operating margin is primarily attributable to an increase in depreciation and amortization of $4.9 million primarily related to the step acquisition of KBP in the fourth quarter of 2007. In addition, direct costs (excluding staff costs) increased as a percentage of revenues from 25.6% of revenue in 2007 to 27.4% of revenue in 2008 due to an increase in reimbursed client related direct costs. However, total staff costs as a percentage of revenues decreased from 47.2% in 2007 to 47.1% in 2008. Our general and administrative costs also decreased as a percentage of revenue from 22.4% in 2007 to 21.1% in 2008.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the nine months ended 2008 were $248.8 million, compared to $228.1 million for the nine months ended 2007. Our year-over-year increase of $20.7 million or 9.1% was attributable primarily to organic growth of $13.0 million as a result of net new business wins, and $5.8 million of the revenue increase related to new acquisitions during 2007. A weakening of the US dollar versus the Canadian dollar in 2008 compared to 2007 resulted in a $1.9 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS decreased by approximately 16.1% to $17.0 million in the nine months ended 2008 from $20.3 million in the nine months ended 2007. Operating margins decreased to 6.8% for the nine months ended 2008 from 8.9% for the nine months ended 2007. Operating profit and margin decreased due primarily to increased depreciation and amortization of $3.1 million, which relates to the amortization of certain intangibles resulting from the KBP step-up acquisition during the fourth quarter of 2007. Operating margins also declined due to an increase in direct costs (excluding staff costs) as a percentage of revenues from 12.0% of revenue in 2007 to 12.1% of revenue in 2008. In addition, total staff costs as a percentage of revenue increased from 56.5% in 2007 to 58.2% in 2008. However, general and administrative costs decreased as a percentage of revenue from 24.8% in 2007 to 23.2% in 2008 as a result of relatively fixed costs while revenue increased.

Customer Relationship Management (“CRM”)

Our revenues reported by the CRM segment for the nine months ended 2008 were $104.2 million, an increase of $25.0 million or 31.6% compared to the $79.1 million reported for 2007. This growth was entirely organic and was a result of higher revenues from existing clients in part as a result of the opening of a new customer care center in September 2007.

Our operating profit earned by CRM increased by approximately $2.7 million to $4.7 million for the nine months ended 2008, from $2.0 million for the previous year. Operating margins were 4.5% for the nine months ended 2008 as compared to 2.5% for the nine months ended 2007. The increase in margins is primarily due to a decrease in general and administrative costs as a percentage of revenue from 18.5% in 2007 to 17.3% in 2008 and a decrease in depreciation and amortization expense as a percentage of revenue from 6.0% in 2007 to 5.3% in 2008.

Specialized Communication Services (“SCS”)

SCS generated revenues of $91.4 million for the nine months ended 2008, an increase of $7.0 million, or 8.3% higher than revenues of $84.5 million for the nine months ended 2007. The year-over-year increase was attributable primarily to organic growth of $4.3 million as a result of net new business wins. A weakening of the US dollar versus the Canadian dollar and British pound in 2008 compared to 2007 resulted in a $3.0 million increase in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased by $1.3 million to $5.9 million for the nine months ended 2008, from an operating profit of $7.2 million in 2007, with operating margins of 6.5% for the nine months ended 2008 compared to 8.5% in 2007. Our decrease in operating margin in 2008 was due primarily to the timing of when expected client projects will begin and be completed. As a result, total staff costs increased as a percentage of revenue from 46.8% in 2007, to 46.9% in 2008, our general and administrative costs as a percentage of revenue increased from 19.5% in 2007 to 19.6% in 2008 and depreciation and amortization expense as a percentage of revenue increased from 1.8% in 2007 to 2.7% in 2008.

Corporate

Operating costs related to the Company’s Corporate operations totaled $12.3 million for the nine months ended 2008 compared to $16.9 million in the prior year period. This decrease of $4.6 million is primarily due to the following costs incurred solely in 2007: $1.9 million of costs associated with the company’s separation agreement with our former President and CFO, the hiring of a new CFO, and the net $0.6 million management services agreement non-renewal payment made in 2007. In addition, reductions in 2008 of legal and other professional fees, business insurance costs, travel and entertainment costs, and the Corporate bonus accrual accounted for the remaining decrease in Corporate costs.

Other Income/Expenses, Net

Other income increased to $5.5 million for the nine months ended 2008 compared to expenses of $4.8 million for the nine months ended 2007. The 2008 income is primarily comprised of a foreign exchange gain of $5.6 million for 2008 compared to a loss of $7.1 million recorded in 2007, and was due primarily to an unrealized gain due to the strengthening in the US dollar during 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2007. At September 30, 2008, the exchange rate was 1.06 Canadian dollars to one US dollar, compared to 0.99 at the end of 2007. In 2007, there was a gain on sale of assets of $1.8 million.

Net Interest Expense

Net interest expense for 2008 was $10.6 million for the nine months ended, an increase of $2.3 million over the $8.3 million net interest expense incurred during 2007. Interest expense increased $1.4 million in 2008 due to higher average outstanding debt in 2008, offset by lower interest rates. Interest income was $0.5 million for the nine months ended 2008 compared to $1.5 million in 2007, due to income recognized in 2007 from the acceleration of payments received related to the sale of SPI.

Income Taxes

Income tax expense recorded for the nine months ended 2008 was $4.9 million compared to a recovery of $3.4 million for 2007. The Company’s effective tax rate was substantially higher than the statutory rate in 2008 due to minority interest charges offset by an increase in the valuation allowance relating to net operating losses and by non-deductible stock based compensation. The Company’s effective tax rate was substantially higher than the statutory rate in 2007 due to minority interest charges, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first nine months of 2008, income of $0.3 million compared to $0.1 million in 2007.

Minority Interests

Minority interest expense was $6.3 million for the nine months ended 2008, down $8.6 million from the $14.9 million minority interest expense incurred during the nine months ended 2007. Such decrease was primarily due to our step-up in ownership of CPB and KBP offset in part by the increase in profitability of the subsidiaries within the SCS operating segments that are not 100% owned by us.

Discontinued Operations

The loss of $3.8 million from discontinued operations in the first nine months of 2008 results primarily from the loss on sale of a 60% owned subsidiary in 2008 of $0.8 million and $3.0 million relating to the first quarter 2008 accrual of the lease abandonment costs and severance costs relating to MFP.

The loss, net of an income tax benefit of $3.2 million from discontinued operations for 2007 is comprised of the operating results of MFP and Banjo.

In March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating division, and as a result incurred a goodwill impairment charge of $4.5 million. After reviewing the 2008 projections and operating losses of the new MFP operating division, the Company decided to cease the operations of the new MFP operating business as well.

Net Income

As a result of the foregoing, the net loss recorded for the nine months ended 2008 was $4.6 million or a loss of $(0.17) per diluted share, compared to the net loss of $18.2 million or a loss of ($0.74) per diluted share reported for the nine months ended 2007.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position

	As of and for the nine months ended September 30, 2008	As of and for the nine months ended September 30, 2007	As of and for the year ended December 31, 2007
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$17,483	$7,089	$10,410
Working capital (deficit)	$(12,811)	$(6,843)	$(22,364)
Cash from operations	$22,535	$(23,803)	$4,132
Cash from investing	$(21,000)	$(19,545)	$(60,914)
Cash from financing	$5,894	$45,280	$60,929
Long-term debt to shareholders’ equity ratio	1.36	1.26	1.27
Fixed charge coverage ratio	1.66	N/A	1.36
Fixed charge coverage deficiency	N/A	$615	N/A

As of September 30, 2008, and December 31, 2007, $11.8 million and $3.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Financing Agreement using available cash.

Working Capital

At September 30, 2008, the Company had a working capital deficit of $12.8 million compared to a deficit of $22.4 million at December 31, 2007. The increase in working capital is primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to minority interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2008, $5.2 million remains outstanding to be distributed to minority interest holders over the next twelve months.

The Company intends to maintain sufficient availability of funds under its Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2008 was $22.5 million. This was attributable primarily to depreciation and amortization and non-cash stock compensation of $32.4 million and an increase in advance billings to clients of $17.7 million. This generation of cash was partially offset by a net operating loss from continuing operations of $0.8 million, a decrease in accounts payable and accrued liabilities of $16.0, an increase in accounts receivable and expenditures billable to clients of $7.6 million, and $5.6 million in unrealized foreign exchange gains. Discontinued operations provided cash of $0.2 million in the nine months ended September 30, 2008.

Cash flow used in operations, including changes in non-cash working capital, for the nine months ended September 30, 2007 was $23.8 million. This was attributable primarily to a net operating loss of $12.0 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $30.1 million, an increase in accounts receivable of $24.8 million, a decrease in advanced billings of $4.3 million and an increase in prepaid and other current assets of $2.7 million. This use of cash was partially offset by depreciation and amortization, and non-cash stock compensation of $28.2 million, a decrease in expenditures billable to clients of $12.7 million, $1.4 million in deferred income taxes, and $8.2 million in unrealized foreign exchange losses. Discontinued operations provided cash of $0.3 million in the nine months ended September 30, 2007.

Investing Activities

Cash flows used in investing activities were $21.0 million for the nine months ended September 30, 2008, compared with $19.5 million in the nine months ended September 30, 2007.

In the nine months ended September 30, 2008, capital expenditures totaled $10.7 million, of which $7.1 million was incurred by the SMS segment, $2.4 million was incurred by the CRM segment and $1.1 million was incurred by the SCS segment, which expenditures consisted primarily of costs associated with expanding our operations with additional leasehold improvements, computer equipment and furniture and fixtures. Expenditures for capital assets in the nine months ended September 30, 2007 were $15.0 million. Of this amount, $6.8 million was incurred by the SMS segment, $6.4 million was incurred by the CRM segment and $1.6 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the nine months ended September 30, 2008, cash flow used for acquisitions was $10.7 million and related to the settlement of put options, earn-out payments and acquisitions net of cash acquired. Cash flow used in acquisitions was $12.5 million in the nine months ended September 30, 2007 and primarily related to acquisitions net of cash acquired and a payment for a deferred acquisition consideration. The Company also received proceeds from the sale of assets of $8.3 million in 2007.

Financing Activities

During the nine months ended September 30, 2008, cash flows provided by financing activities amounted to $5.9 million, and consisted primarily of borrowings under the Financing Agreement of $8.4 million, repayments of long-term debt of $1.6 million and the purchase of treasury shares relating to income tax withholding requirements of $0.9 million. During the nine months ended September 30, 2007, cash flows provided by financing activities amounted to $45.3 million, and primarily consisted of $100.6 million of proceeds from the Financing Agreement, which was partially offset by a $45 million repayment of the old Credit Facility, $10.6 million of net repayments of long-term debt and bank borrowings, and the payment of $3.9 million of deferred financing costs relating to the Financing Agreement.

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

This current Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at September 30, 2008 was 7.2%.

The Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of September 30, 2008 was $169.2 million, an increase of $4.5 million compared with the $164.8 million outstanding at December 31, 2007, primarily as a result of borrowings under the revolving credit facility to fund seasonal working capital requirements. At September 30, 2008, $58.3 million is available under the Financing Agreement and $5.7 million of cash is available to fund working capital requirements.

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

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended September 30, 2008, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

September 30, 2008
Total Senior Leverage Ratio	2.06
Maximum per covenant	3.25

Fixed Charges Ratio	2.80
Minimum per covenant	1.20

Minimum earnings before interest, taxes, depreciation and amortization	$62.4 million
Minimum per covenant	$37.9 million

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

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At September 30, 2008, there was $2.4 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $31.0 million of additional deferred purchase obligations could be triggered during 2008 or thereafter, including approximately $7.8 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2008 to 2017. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2008, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $64.8 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $10.5 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $8.1 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $7.9 million of the estimated $64.8 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $12.7 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2008	2009	2010	2011	2012 &	Total
					Thereafter
	($ Millions)
Cash	$7.6	$1.8	$27.9	$1.9	$15.1	$54.3
Shares	0.3	0.8	6.0	1.2	2.2	10.5
	$7.9	$2.6	$33.9	$3.1	$17.3	$64.8	(1)
Operating income before depreciation and amortization to be received(2)	$2.4	$0.6	$3.7	$1.7	$4.3	$12.7
Cumulative operating income before depreciation and amortization(3)	$2.4	$3.0	$6.7	$8.4	$12.7		(5)

(1)
Of this, approximately $19.6 million has been recognized in Minority Interest on the Company’s balance sheet in conjunction with the consolidation of CPB as a variable interest entity in 2004. As a result, the net off balance sheet commitment is $45.2 million.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2007 and third quarter 2008 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

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

Debt Instruments:   At September 30, 2008, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $121.8 million, as of September 30, 2008, a 1.0% increase or decrease in the weighted average interest rate, which was 7.2% at September 30, 2008, would have an interest impact of approximately $1.2 million annually.

Foreign Exchange:   The Company conducts business in five currencies, the US dollar, the Canadian dollar, the Jamaican dollar, the Mexican Peso and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company currently does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

On August 4, 2006, the Company announced its self-initiated review of historical stock option grant activity. As subsequently reported by the Company on December 22, 2006, a Special Committee of disinterested and independent directors completed the review and made certain recommendations, all of which have been fully implemented by the Company. The Company adjusted all historical option grants for which the exercise price did not correspond to the market price on the date of the approval of the grant pursuant to the self-correcting provisions of the Company’s option plan, as previously disclosed by the Company. Staff of the Ontario Securities Commission reviewed the process, findings and recommendations of the Special Committee and the Company’s response thereto. OSC Staff recently informed the Company that it has concluded its review and, while warning the Company with respect to these matters, advised that, in light of the Company’s corrective actions and cooperation in their review, no formal proceedings will be commenced against the Company or any of its officers or directors.

Item 1A.  Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

November 10, 2008

EXHIBIT INDEX

Exhibit No.	Description

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.