Form 10-K
period 2008-12-31
MDC PARTNERS INC
filed 2009-03-09
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 001-13178

MDC PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45 Hazelton Avenue, Toronto, Ontario, M5R 2E3
(416) 960-9000

(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

950 Third Avenue, New York, NY, 10022
(646) 429-1809

(Name, Address, Including Zip Code, and Telephone Number,
Including Area Code, of Agent for Service)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Subordinate Voting Shares, no par value	NASDAQ; Toronto Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2008 was approximately $117.02 million, computed upon the basis of the closing sales price ($7.18/share) of the Class A subordinate voting shares on that date.

As of February 27, 2009, there were 27,760,899 outstanding shares of Class A subordinate voting shares without par value, and 2,503 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2009, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board,” “Outstanding Shares,” “Transactions with MDC Partners Inc.” and “Appointment of Independent Accountants”.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with severe effects of national and regional economic conditions;
•	the Company’s ability to attract new clients and retain existing clients;
•	the financial success of the Company’s clients;
•	the Company’s ability to retain and attract key employees;
•	the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” options rights and deferred acquisition consideration;
•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and
•	foreign currency fluctuations;

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

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

iii

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

MDC is a leading provider of marketing communications services to customers globally. MDC has operating units in the United States, Canada, Europe, Jamaica and Philippines.

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

MDC’s Corporate Group ensures that MDC is the most Partner-responsive marketing services network through its strategic mandate to help Partner firms find clients, talent and tuck under acquisitions, as well as cross-sell services and enhance their culture for innovation and growth. MDC’s Corporate Group also works directly with Partner firms to expand their offerings through new strategic services, as well as leverage the collective expertise and scale of the partnership as a whole. The Corporate Group uses this leverage to provide various shared services to help reduce costs across the partnership.

The MDC model is driven by three key elements:

Perpetual Partnership.  The perpetual partnership creates ongoing alignment of interests to drive performance. The perpetual partnership model functions by (1) identifying the ‘right’ Partners with a sustainable differentiated position in the marketplace; (2) creating the ‘right’ Partnership structure generally by taking a majority ownership position and leaving a substantial minority equity or economic ownership position in the hands of operating management to incentivize long-term growth; (3) providing access to more resources and leverage the network’s scale; and (4) delivering financial results.

Entrepreneurialism.  Entrepreneurial spirit is optimized by creating customized solutions to support and grow our businesses.

Human and Financial Capital.  The model balances accountability with financial flexibility to support growth.

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services (“SMS”)

The SMS segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, and sales promotion to national and global clients. The SMS segment is comprised of the following agencies: Allard Johnson; Colle + McVoy; Crispin Porter + Bogusky; Fletcher Martin; HL Group Partners; kirshenbaum bond + partners; Mono Advertising; Redscout; Skinny, NYC; VitroRobertson; Zig; and Zyman Group.

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

Specialized Communication Services (“SCS”)

The SCS segment includes marketing services firms that are generally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in selected marketing services. The services they provide include advertising, interactive marketing, sales promotion, direct marketing, media relations, design and branding, research, and corporate communications. The SCS segment is comprised of the following agencies: Accumark Communications, Bruce Mau Design; Bryan Mills Iradesso; Computer Composition; Hello Design; henderson bas; Northstar Research Partners; Onbrand; Source Marketing; TargetCom; Veritas Communications; and Yamamoto Moss Mackenzie.

Marketing Communications Equity

Adrenalina, LLC is accounted for under the equity method. Adrenalina is an agency focused on providing marketing services to the Hispanic market, and its marketing disciplines include: advertising, retail and event marketing and consumer promotions.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Off-Balance Sheet Commitments — Put Rights of Subsidiaries’ Minority Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC PARTNERS INC.

SCHEDULE OF CURRENT AND POTENTIAL MARKETING
COMMUNICATIONS COMPANY OWNERSHIP

Company	% Owned at 12/31/08	Year of Initial Investment	Put/Call Options
			2009	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
Allard Johnson Communications Inc.	75.1%	1992	89.0%	Note 1
Colle & McVoy, LLC	95.0%	1999	—	Note 2
Crispin Porter & Bogusky, LLC	94.0%	2001	—	Note 3
Company C Communications LLC	90.0%	2000	—	Note 4
Fletcher Martin, LLC	85.0%	1999	100.0%
HL Group Partners, LLC	55.4%	2007	—	Note 5
kirshenbaum bond & partners, LLC	100.0%	2004	—
Mono Advertising, LLC	49.9%	2004	—	Note 6
Redscout, LLC	60.0%	2007	—	Note 7
Skinny NYC, LLC	50.1%	2008	—	Note 8
Vitro Robertson, LLC	79.8%	2004	—	Note 9
Zig Inc.	74.07%	2004	86.1%	Note 10
Zyman Group, LLC	62.1%	2005	—	Note 11
Customer Relationship Management
Accent Marketing Services, LLC	100.0%	1999	—
Specialized Communication Services
Accumark Communications Inc.	55.0%	1993	—	Note 12
Clifford/Bratskeir Public Relations LLC	90.0%	2000	—	Note 13
Bruce Mau Design Inc.	50.1%	2004	—
Bryan Mills Iradesso Inc.	62.8%	1989	88.2%	Note 14
Computer Composition of Canada Inc.	100.0%	1988	—
Hello Design, LLC	51.0%	2004	—
henderson bas partnership	65.0%	2004	100.0%
Northstar Research Partners Inc.	72.4%	1998	—	Note 15
Onbrand	89.0%	1992	—
Source Marketing, LLC	83.0%	1998	—	Note 16
TargetCom, LLC	100.0%	2000	—
Veritas Communications Inc.	64.1%	1993	78.4%	Note 17
Yamamoto Moss Mackenzie	100.0%	2000	—
Equity Accounted:
Adrenalina, LLC	49.9%	2007	—	Note 18

Notes

(1)	MDC has the right to increase its ownership interest in Allard Johnson Communications Inc. through acquisition of an incremental interest, and the other holders have the right to put to MDC the same incremental interest up to 89% of this entity in 2009 and 100% only upon termination.
(2)	MDC has the right to increase its economic ownership in Colle & McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(3)	MDC has the right to increase its ownership in Crispin Porter & Bogusky, LLC (“CPB”) through acquisitions of an incremental interest and the other interest holder has the right to put to MDC the same incremental interest up to 100% in 2012.

(4)	MDC has the right to increase its economic ownership in Company C Communications, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012. Effective October 1, 2008, Company C is operated as a division of KBP.
(5)	MDC has the right to increase its ownership in HL Group Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 72.41% of this entity in 2012, up to 82.62% in 2013 and up to 93.73% in 2014. In January 2009, MDC called 9% of this entity.
(6)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 54.9% of this entity in 2010, up to 60.0% in 2011, up to 65.0% in 2012, up to 70.0% in 2013 and up to 75.0% in 2014.
(7)	MDC has the right to increase its ownership in Redscout, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 80% of this entity in 2012.
(8)	MDC has the right to increase its ownership in Skinny NYC, LLC through acquisition of incremental interests, and the other interest holders have the right to put to MDC the same incremental interest, up to 60.1% of this entity in 2014, up to 70.1% of this entity in 2015 and up to 80.1% of this entity in 2016.
(9)	MDC has the right to increase its ownership in Vitro Robertson, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 95% of this entity in 2011, up to 97.5% in 2012 and up to 100% in 2013.
(10)	MDC has the right to increase its ownership in Zig Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interest, up to 88.4% of this entity in 2010, and up to 90.45% of this entity in 2012. Effective July 1, 2008, ACLC was merged into Zig.
(11)	As of December 31, 2008, MDC’s economic interest in Zyman Group, LLC was 100% of profits as its priority return is not expected to be exceeded. In January 2009, MDC called 32% of incremental interest.
(12)	MDC, has the right to increase its ownership in Accumark Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 61.7% of this entity in 2010, up to 68.3% in 2011 and up to 75.0% in 2012. MDC’s current economic interest is 42%.
(13)	In December 2008, MDC sold certain assets of Clifford/Bratskeir Public Relations LLC to HL Group Partners, LLC. MDC is in negotiations to sell the remaining assets of Clifford/Bratskeir Public Relations LLC. This entity has been treated as a discontinued operation.
(14)	MDC has the right to increase its ownership in Bryan Mills Iradesso, Inc. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(15)	MDC has the right to increase its ownership in Northstar Research Partners Inc. through acquisitions of incremental interests, and the other holders have the right to put to MDC the same incremental interests up to 100% only upon termination.
(16)	MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up 87.1% of this entity in 2011 and 91.3% in 2012 and 100% in 2013.
(17)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 78.4% of this in 2010, up to 81.5% in 2011, up to 95.1% in 2012 and up to 100% in 2013.
(18)	MDC has the right to increase its ownership in Adrenalina, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 61% of this entity in 2013, up to 72% in 2014 and up to 82% in 2015.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to the Company’s Marketing Communications Businesses and the geographic regions the businesses operate within, refer to Note 15 (Segmented Information) of the notes to the consolidated financial statements included in this Annual Report and to “Item 7. Management’s Discussion and Analysis” for further discussion.

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

A partner agency’s ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers impose, of not permitting their agencies to represent competitive accounts in the same market. In the vast majority of cases, however, MDC’s consistent maintenance of separate, independent operating companies has enabled MDC to represent competing clients across its network.

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

During 2008, 2007 and 2006, the Company’s largest client, Sprint, accounted for approximately 19%, 17% and 16% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 45%, 39% and 43% of 2008, 2007 and 2006 revenues, respectively.

Employees

As of December 31, 2008, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	1,803
Customer Relationship Management	3,432
Specialized Communication Services	527
Corporate	23
Total	5,785

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

Deteriorating economic and financial conditions could adversely impact our financial condition and results.

Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions are continuing in 2009. The effects could adversely affect our financial condition and results of operations.

a. As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

The current economic downturn could affect the advertising and marketing services industry more severely than other industries, and any recovery of the advertising and marketing services industry could lag that of the economy generally. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. A decrease in our revenue would negatively affect our financial results, including a reduction of our estimates of free cash flow from operations.

b. If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The current unfavorable economic and financial conditions that are impacting most sectors of the economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, financing agreement covenant violations or reduced liquidity. Our largest single client accounted for approximately 19% of revenue in 2008.

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

As of December 31, 2008, MDC had utilized approximately $144.4 million of its Financing Agreement in the form of borrowings and letters of credit. MDC uses amounts available under the Financing Agreement, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

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

MDC is exposed to the risk of client defaults.

The Company often incurs expenses on behalf of its clients for productions and in order to secure a variety of media time and space, in exchange for which it receives a fee. The difference between the gross cost of the production and media and the net revenue earned by us can be significant. While MDC takes precautions against default on payment for these services (such as advance billing of clients) and have historically had a very low incidence of default, MDC is still exposed to the risk of significant uncollectible receivables from our clients. This risk is enhanced by the current distress in the credit markets which could impact our client’s ability to finance their businesses.

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

Goodwill may become impaired.

We have recorded a significant amount of goodwill in our consolidated financial statements in accordance with U.S. GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill relating to continuing operations is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

MDC is subject to regulations that could restrict its activities or negatively impact its revenues.

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products and usage of personally identifiable information. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently MDC’s revenues.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and the “Management’s Discussion and Analysis” for the impact of occupancy costs on the Company’s operating expenses.

The Company maintains office space in many cities in the United States, Canada, and in the United Kingdom, Jamaica and the Philippines. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-US businesses are denominated in other than US dollars and are therefore subject to changes in foreign exchange rates.

Item 3. Legal Proceedings

MDC’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, MDC has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of MDC.

Item 4. Submission of Matters to a Vote of Security Holders

MDC's annual shareholders' meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is The Toronto Stock Exchange (symbol: “MDZ.A”). As of February 27, 2009, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported by the NASDAQ composite and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2008 and 2007 are as follows:

Nasdaq Market

Quarter Ended	High	Low
	($ per Share)
March 31, 2007	9.47	7.02
June 30, 2007	9.11	7.59
September 30, 2007	11.18	8.61
December 31, 2007	11.52	8.31
March 31, 2008	9.57	6.65
June 30, 2008	9.09	6.77
September 30, 2008	8.76	5.93
December 31, 2008	6.72	2.19

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C$ per Share)
March 31, 2007	9.50	8.26
June 30, 2007	10.20	8.36
September 30, 2007	11.64	9.36
December 31, 2007	11.26	8.35
March 31, 2008	9.71	6.50
June 30, 2008	9.25	6.78
September 30, 2008	8.76	6.50
December 31, 2008	8.70	2.25

As of February 27, 2009, the last reported sale price of the Class A subordinate voting shares was $3.43 on NASDAQ and C$4.26 on the Toronto Stock Exchange.

Dividend Policy

MDC has not declared nor paid any dividends on its Class A subordinate voting shares since its incorporation in 1986. In addition, MDC’s Financing Agreement prohibits MDC from declaring and paying cash dividends. Accordingly, it is expected that no dividends will be paid by MDC on the Class A subordinate voting shares or the Class B shares in the foreseeable future. Any future payment of dividends, if permitted, will be determined by the board of directors of MDC Partners Inc. on the basis of MDC’s earnings, financial requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2008.

	Number of Securities to Be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	458,835	$9.49	821,741
Stock appreciation rights	— (1)	$9.74	1,047,894
Not approved by stockholders:
None	—	—	—

(1)	Based on December 31, 2008 closing Class A subordinate voting share price on the Toronto Stock Exchange of C$3.80.

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of two million Class A shares. On June 1, 2007, the Company’s shareholders approved an amendment to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to three million Class A shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A shares.

See also Note 13 of the Notes to the consolidated financial statements included in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(1)	On November 10, 2008, the Company acquired an additional 17% of the equity interests of Crispin Porter & Bogusky LLC, a Delaware limited liability company (“CPB”). The Company paid $6.4 million in cash, and issued 105,000 of the Company’s Class A Shares (valued at approximately $393,000 on the date of issuance). The Class A Shares of the Company were issued by the Company to the seller of CPB equity interests without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of the seller and its status as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The seller of CPB equity interests had access to all of the documents filed by the Company with the SEC.
(2)	On December 31, 2008, HL Group LLC (a majority-owned subsidiary of the Company) acquired substantially all of the assets of the Clifford public relations business from Clifford/Bratskeir Public Relations LLC (another subsidiary of the Company). In connection with such acquisition, HL Group issued additional equity interests to the Company, and the Company issued 45,000 Class A Shares to Hamilton South. The Class A Shares of the Company were issued by the Company without registration in reliance on Section 4(2) under the Securities Act and Regulation D thereunder, based on the sophistication of Mr. South and his status as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. Mr. South had access to all of the documents filed by the Company with the SEC.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2008, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Financing Agreement, the Company is currently restricted from repurchasing its shares.

During 2008, the Company’s employees surrendered 112,146 Class A shares valued at $0.9 million in connection with the required tax withholding resulting from the vesting of restricted stock. In addition, during 2008, the Company received 12,346 Class A shares valued at $0.1 million in connection with a partial repayment of a note receivable from the Company’s Chief Executive Officer. These 124,492 Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2008.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$584,648	$533,883	$403,086	$341,000	$226,162
Operating profit	$20,344	$23,377	$23,423	$21,659	$3,365
Income (loss) from continuing operations	$10,148	$(18,182)	$(8,312)	$(7,539)	$6,716
Stock-based compensation included in income from continuing operations	$14,437	$10,217	$8,361	$3,272	$8,388
Earnings (Loss) per Share
Basic
Continuing operations	$0.38	$(0.73)	$(0.35)	$(0.32)	$0.31
Diluted
Continuing operations	$0.37	$(0.73)	$(0.35)	$(0.32)	$0.29
Financial Position Data
Total assets	$529,239	$520,698	$493,501	$507,315	$437,341
Total debt	$181,498	$164,754	$95,454	$123,149	$53,538
Fixed charge coverage ratio	2.01	1.43	2.03	2.48	2.88

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2008

During the year ended December 31, 2008, MDC recognized $13.3 million of primarily non-cash, unrealized, foreign exchange gains due primarily to the strengthening of the US dollar as compared to the Canadian dollar on its intercompany balances that are denominated in the US dollar.

Effective December 31, 2008, three of the Company’s operating subsidiaries, Clifford/Bratskeir Public Relations LLC, Ito Partners, LLC and Mobium Creative Group (a division of Colle + McVoy) have been deemed discontinued operations. All periods have been restated to reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

Year Ended December 31, 2007

In March 2007, due to continued operating and client losses, the Company ceased Margeotes Fertitta Powell, LLC (“MFP”) current operations and spun off a new operating business and as a result incurred a goodwill impairment charge of $4.5 million in 2007. The Company also recorded an impairment charge relating to MFP of $6.3 million in 2006. After reviewing the 2008 projections of the new operating business the Company decided to cease the operations of the new operating business as well. As a result, the Company has classified these operations as discontinued. In addition, an additional intangible relating to an employment contract of $0.6 million was deemed impaired and written off.

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo Strategic Entertainment, LLC (“Banjo”) operations. All periods have been restated to reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

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

Marketing Communications Businesses

Through its operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Europe, Jamaica and the Philippines.

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

We measure capital expenditures as either maintenance or investment related. Maintenance capital expenditures are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses. Investment capital expenditures include expansion costs, the build out of new capabilities, technology or call centers, or other growth initiatives not related to the day to day upkeep of the existing operations. Growth capital expenditures are measured and approved based on the expected return of the invested capital.

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2006 to 2008 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” in the notes to the consolidated financial statements.

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

Fourth Quarter Results and Current Economic Conditions.  The Company’s results of operations during the fourth quarter of 2008 were negatively impacted due to the current economic recession. Revenues for the fourth quarter of 2008 decreased to $144.7 million, compared to 2007 fourth quarter revenues of $152.1 million. This decrease of $7.4 million was a result of foreign currency fluctuations of $5.4 million and a decrease in revenue of $2.0 million. The decrease in revenue occurred in the SCS segment and the CRM segment. The decrease in the revenue in these segments is directly related to clients’ canceling, cutting back and not spending on projects and other activities that they have traditionally engaged the Company to perform for them. However, the SMS segment, which is retainer fee-based, had revenue growth of approximately $3.0 million as clients continued to spend on annual programs. Operating profit for the fourth quarter of 2008 decreased to $1.4 million from $10.9 million in 2007, primarily as a result of the decrease in revenue and an increase in non-cash stock based compensation charges of $3.9 million. This amount was offset in part by a decrease in administrative expenses. Non-cash stock based compensation charges increased due primarily to amounts being allocated to compensation expense relating to step-acquisitions of additional equity interests in Accent Marketing Services, Source Marketing and Allard Johnson Communications. Fourth quarter income before income taxes decreased to $5.6 million in 2008, from $8.3 million in 2007, as a result of the above factors and was offset in part by an unrealized gain from the strengthening of the US dollar primarily against the Canadian dollar in 2008 of $7.7 million as compared to an unrealized loss in 2007 of $0.1 million.

The current stock market turmoil has, in part, led to a decline in the market value of the Company’s stock. As a result of its lower stock price, the Company determined to pay certain acquisition related payments in the form of cash instead of with the Company’s Class A shares, in order to minimize dilution to the current shareholder base. If the current market turmoil continues, it may require the Company to adjust its acquisition strategy.

The severe tightening of the credit markets in 2008 has impacted the Company by virtue of its impact on client spending. In evaluating the 2009 fiscal year, the Company is revisiting 2009 client budgets and assessing the impact of a reduction of those anticipated client spends, including the potential impact that it could have on the Company’s results of operations. The Company is currently taking steps to manage its costs to ensure that if client spending is reduced, the Company is in a position to cut the appropriate costs accordingly.

The Company performs its annual goodwill impairment test as of October 1st. In performing this test in October 2008, the Company used multiple valuation techniques to value its reporting units. Since the Company used multiple valuation techniques to measure fair value, the results (respective indications of fair value) were evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances. Accordingly the Company used both a multiple of earnings and revenues, and discounted cash flow model, to perform the test. The discounted cash flow model was used primarily to confirm the multiples used in the market value method. The Company uses multiples as provided by an industry survey of projected 2009 multiples and with data of actual 2008 transaction multiples. This industry survey was issued in January 2009. The Company used both 2008 actual and 2009 estimated results to determine fair value. In light of the current economic conditions, the Company used multiples, discount rates and updated/revised 2009 budgets as a basis to test for impairment based on the most current information available, in January 2009. The Company also reconciled the aggregate fair value of the reporting units to the market capitalization of the Company. This reconciliation was done as of October 1, 2008 as well as on December 31, 2008. After taking into consideration outstanding indebtedness and considering a deduction for Corporate expenses, there was no difference in the aggregate fair value of the reporting units as compared to the market capitalization. The Company also considered a control premium discount; however, the Company determined that a control premium would have little impact on the reconciliation. Accordingly, a control premium discount was not used in the reconciliation. Based on the tests performed, the Company determined that none of its goodwill was impaired in 2008.

Summary of Key Transactions

Year Ended December 31, 2008

Step-Up Acquisitions of Key Partners

On November 10, 2008, the Company acquired an additional 17% equity interest in CPB from certain minority holders. The purchase price consisted of a cash payment equal to $6.4 million plus the issuance of 105,000 newly-issued Class A shares of the Company, plus an additional contingent purchase price payment due in April 2010 based on 2007, 2008 and 2009 performance. Following the closing of this transaction, the Company’s ownership in CPB is 94%.

On December 31, 2008, the Company acquired the remaining 6.3% of Accent Marketing Services (“Accent”). The aggregate purchase price was equal to $4.8 million and was satisfied as follows: on closing, the extinguishment of $1.8 million of outstanding loans, and payment of $1.0 million in cash; in July 2009, $0.6 million payable in cash and in December 2009, $1.4 million payable in cash. The sellers may also earn additional contingent payments based on 2009 performance.

Discontinued Operations

Effective December 3, 2008, Colle & McVoy, LLC completed the sale of certain assets of its Mobium division. The purchase price consisted of minimal cash received at closing plus additional potential payments to be received through 2010. As of December 31, 2008, Mobium is treated as a discontinued operation.

In December 2008, the Company entered into negotiations with the management of Clifford/Bratskeir Public Relations LLC (“Bratskeir”) to sell certain remaining assets to management. This transaction is expected to be completed in March 2009, although there can be no assurance that this transaction will be completed. As of December 31, 2008, Bratskeir has been treated as a discontinued operation.

Year Ended December 31, 2007

Financing Agreement

On June 18, 2007, MDC and its material subsidiaries entered into a $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's prior credit facility, which was terminated.

The Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points.

Step-Up Acquisitions in Key Partners

On November 1, 2007, the Company acquired an additional 28% of CPB from certain minority holders. The purchase price consisted of a payment of approximately $22.6 million in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A stock valued at approximately $5.5 million. Following this transaction, the Company’s ownership in CPB was 77%.

On October 18, 2007, the Company acquired the remaining 40% equity interest in kirshenbaum bond & partners LLC (“KBP”). The purchase price consisted of an initial payment of approximately $12.3 million in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A stock valued at approximately $2.9 million. In addition, the Company expects to pay contingent amounts to the selling minority holder in 2009 and 2010, based on KBP’s financial performance in 2007, 2008 and 2009. Based on 2008 results, an additional payment of $16 million was paid as follows: $14.1 million in November 2008 and $1.9 million is due in 2009.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which was expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. The Company had previously reserved the principal amount of this note receivable; the collection of this receivable resulted in a one-time recovery of $2.7 million, which was included in operating income for the year ended December 31, 2007. In addition, during 2007, Mr. Nadal repaid an additional $0.5 million of other previously reserved notes receivable. As a result of these transactions above, operating income was adversely impacted by $0.4 million during the year ended December 31, 2007.

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

Year Ended December 31, 2006

Sale of Secure Products International

On November 14, 2006, MDC completed the sale of its Secure Products International Group for consideration equal to approximately $27 million. Consideration was received in the form of cash of $20 million and additional $1 million annual payments over the next five years. In addition, MDC received a 7.5% equity interest in the newly formed entity acquiring the Secure Products International Group. As of December 31, 2008, MDC has received $3.5 million of these annual payments and a dividend distribution equal to $0.8 million. During 2006, the Company recorded an impairment loss of $19.5 million and a gain on a sale of $1.8 million. The results of operations of the Secure Products International Group have been included in discontinued operations.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006 are presented below:

	For the Year Ended December 31, 2008
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(Thousands of United States Dollars)
Revenue	$333,370	$133,970	$117,308	$—	$584,648
Cost of services sold	207,529	101,012	83,604	—	392,145
Office and general expenses	76,534	22,864	20,735	17,622	137,755
Depreciation and amortization	24,055	7,350	2,598	401	34,404
Operating Profit (Loss)	$25,252	$2,744	$10,371	$(18,023)	20,344
Other Income (Expense):
Other income, net					(14)
Foreign exchange gain					13,257
Interest expense, net					(13,255)
Income from continuing operations before income taxes, equity in affiliates and minority interest					20,332
Income tax expense					(2,397)
Income from continuing operations before equity in affiliates and minority interests					17,935
Equity in earnings of affiliates					349
Minority interests in income of consolidated subsidiaries	$(4,402)	$(266)	$(3,468)	$—	(8,136)
Income from continuing operations					10,148
Loss from discontinued operations					(10,015)
Net income					$133
Stock-based compensation	$6,162	$2,416	$1,281	$4,578	$14,437

	For the Year Ended December 31, 2007 Restated for Discontinued Operations
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(Thousands of United States Dollars)
Revenue	$307,236	$112,958	$113,689	—	$533,883
Cost of services sold	182,417	81,826	79,054	—	343,297
Office and general expenses	75,256	21,306	19,524	$22,148	138,234
Depreciation and amortization	20,275	6,488	1,954	258	28,975
Operating Profit (Loss)	$29,288	$3,338	$13,157	$(22,406)	23,377
Other Income (Expense):
Other income, net					3,165
Foreign exchange loss					(7,192)
Interest expense, net					(11,099)
Income from continuing operations before income taxes, equity in affiliates and minority interest					8,251
Income tax expense					(6,081)
Income from continuing operations before equity in affiliates and minority interests					2,170
Equity in earnings of affiliates					165
Minority interests in income of consolidated subsidiaries	$(15,653)	$(122)	$(4,742)	$—	(20,517)
Loss from continuing operations					(18,182)
Loss from discontinued operations					(8,173)
Net loss					$(26,355)
Stock-based compensation	$5,194	$91	$489	$4,443	$10,217

	For the Year Ended December 31, 2006 Restated for Discontinued Operations
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
	(Thousands of United States Dollars)
Revenue	$236,201	$84,917	$81,968	$—	$403,086
Cost of services sold	114,758	61,419	55,277		231,454
Office and general expenses	70,410	16,531	13,160	24,063	124,164
Depreciation and amortization	17,525	5,003	1,233	284	24,045
Operating Profit (Loss)	$33,508	$1,964	$12,298	$(24,347)	23,423
Other Income (Expense):
Other income, net					1,351
Foreign exchange gain					614
Interest expense, net					(9,821)
Income from continuing operations before income taxes, equity in affiliates and minority interest					15,567
Income tax expense					(7,332)
Income from continuing operations before equity in affiliates and minority interests					8,235
Equity in earnings of affiliates					168
Minority interests in income of consolidated subsidiaries	$(13,077)	$(73)	$(3,565)	$—	(16,715)
Loss from continuing operations					(8,312)
Loss from discontinued operations					(25,227)
Net loss					$(33,539)
Stock-based compensation	$1,010	$24	$2,339	$4,988	$8,361

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue was $584.6 million for the year ended 2008, representing an increase of $50.7 million, or 9.5%, compared to revenue of $533.9 million for the year ended 2007. This increase relates primarily to organic growth of $45.0 million, and $6.6 million relates to acquisitions. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2008, resulted in decreased revenues of $0.8 million.

Operating profit for the year ended 2008 was $20.3 million, compared to $23.4 million for the year ended 2007. The decrease in operating profit was primarily the result of decreases in operating profit of $4.0 million in the Strategic Marketing Services (“SMS”), $0.6 million within the Customer Relationship Management (“CRM”) and $2.8 million in the Specialized Communication Services (“SCS”) segment. Corporate operating expenses decreased by $4.4 million.

The income from continuing operations for 2008 was $10.1 million, compared to a loss of $18.2 million in 2007. This increase in income of $28.3 million was primarily the result of a decrease in other expenses of $15.1 million, which includes a $20.4 million increase in unrealized gains on foreign currency transactions; decreased minority interest of $12.4 million; and decreased income taxes of $3.7 million. These amounts were offset by the decrease in operating profits of $3.0 million.

Marketing Communications Group

Revenues in 2008 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS, were $584.6 million compared to $533.9 million in 2007, representing a year-over-year increase of 9.5%.

The components of revenue growth for 2008 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2007	$533,883	—
Organic	44,972	8.4%
Acquisitions	6,581	1.2%
Foreign exchange impact	(788)	(0.1%)
Year ended December 31, 2008	$584,648	9.5%

The geographic mix in revenues was relatively consistent between 2008 and 2007 and is demonstrated in the following table:

	2008	2007
US	83%	80%
Canada	15%	17%
UK and other	2%	3%

The operating profit of the Marketing Communications Group decreased by approximately 16.2% to $38.4 million from $45.8 million. Operating margins decreased to 6.6% for 2008 compared to 8.6% for 2007. The decrease in operating margin is primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 26.3% of revenue in 2007 to 27.5% of revenue in 2008 due to an increase in reimbursed client related direct costs. In addition, total staff costs as a percentage of revenues increased from 46.3% in 2007 to 47.3% in 2008. This was offset in part by a decrease in occupancy and administrative costs as a percentage of revenue from 4.0% in 2007 to 3.8% in 2008. Depreciation and amortization expenses increased as a percentage of revenue from 5.4% in 2007 to 5.8% in 2008, in addition non-cash stock based compensation charges increased as a percentage of revenue from 1.1% in 2007 to 1.7% in 2008.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2008 were $333.4 million compared to $307.2 million in 2007. The year-over-year increase of $26.1 million or 8.5% was attributable primarily to organic growth of $20.4 million as a result of net new business wins, and $5.7 million of the increase related to the 2007 acquisitions of HL Group Partners and Redscout.

The operating profit of SMS decreased by approximately 13.8% to $25.3 million in 2008, from $29.3 million in 2007, while operating margins decreased to 7.6% in 2008 from 9.5% in 2007. The decrease in margin is primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 11.8% of revenue in 2007 to 11.9% of revenue in 2008, primarily due to an increase in reimbursed client related direct costs. Total staff costs as a percentage of revenue increased from 56.5% in 2007 to 58.4% in 2008. In addition, staff costs increased in 2008 due to a $1.0 million increase in non-cash stock based compensation, primarily as a result of an increase of $0.9 million in the charge resulting from the 2008 contingent payment relating to the 2007 purchase of the remaining 40% equity interest in kirshenbaum bond + partners and other phantom equity plans at certain partner firms. Depreciation and amortization represented 7.2% and 6.6% of revenues during 2008 and 2007, respectively, as certain intangibles resulting from the CPB and KBP step acquisitions have a full year of amortized expense.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2008 were $134.1 million, an increase of $21.0 million or 18.6% compared to the $113.0 million reported for 2007. This growth was entirely organic due primarily to higher volumes from existing clients in part as a result of the opening of a new customer care center in September 2007.

Operating profit earned by CRM decreased by approximately $0.6 million to $2.7 million for 2008, from $3.3 million for the previous year. Operating margins were 2.0% for 2008, as compared to 3.0% in 2007. The decrease in operating profit and margins is primarily due to an increase in non-cash stock based compensation of $2.3 million in 2008 relating to the acquisition on December 31, 2008, of the remaining 6.3% of Accent. Excluding this charge, operating profit would have increased by $1.7 million, and margins would have been 3.9% in 2008 compared to 3% in 2007. This increase in margin relates to a decrease as a percentage of revenue of office and general expenses from 18.9% in 2007, to 17.1% in 2008. This decrease is a result of maintaining fixed costs on increased revenues.

Specialized Communication Services (“SCS”)

SCS generated revenues of $117.3 million for 2008, which was $3.6 million or 3.2% higher than revenues of $113.7 million in 2007. The year-over-year increase was attributable primarily to organic growth of $3.4 million as a result of net new business wins, and $0.8 million relating to acquisitions. A strengthening of the US dollar versus the Canadian dollar and British pound in 2008 compared to 2007 resulted in a $0.6 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased by $2.8 million to $10.4 million in 2008, from an operating profit of $13.2 million in 2007, with operating margins of 8.8% in 2008 compared to 11.6% in 2007. The decrease in operating margin in 2008 was due primarily to an increase in direct costs as a percentage of revenues from 32.5% in 2007 to 34.4% in 2008. In addition, staff costs as a percentage of revenue increased to 43.8% in 2008 from 43.5% in 2007. This increase is a result of the timing of when expected clients’ projects were expected to begin, while maintaining the appropriate staffing levels to properly service those projects. Margins were also impacted by an increase in office and general expenses as a percent of revenue, which increased from 17.2% in 2007 to 17.7% in 2008 and an increase in depreciation and amortization from 1.7% in 2007 to 2.2% in 2008. The increase in office and general expenses was in support of revenue growth which did not occur. The increase in depreciation and amortization was due to the amortization of intangibles relating to the acquisition of Clifford PR in February 2008.

Corporate

Operating costs related to the Company’s Corporate operations decreased by $4.4 million to $18.0 million in 2008, compared to $22.4 million in 2007. This decrease in Corporate expenses was a result of 2007 charges of $1.9 million of costs associated with the Company’s separation agreement with its former President and Chief Financial Officer and the hiring of a new CFO, and the net $0.4 million impact of the renewal of the CEO management services agreement. In addition, the Company reduced Corporate salaries expense, insurance costs, professional and consulting fees and travel and entertainment costs by an aggregate amount equal to $2.5 million. These decreases were offset by increases in non-cash stock based compensation and increased promotional expenses and other expenses of $0.4 million.

Other Income, Net

Other income decreased $3.2 million in 2008 to almost nil compared to $3.2 million in 2007. The 2007 income is primarily comprised of a $1.8 million gain on the sale of the plane acquired in the Zyman acquisition, a dividend payment of $0.8 million from the purchaser of the Secured Products Group, and the recovery of an investment of $0.4 million. The 2008 expense is comprised of losses on the sale of assets.

Foreign Exchange

The foreign exchange gain was $13.3 million for 2008 compared to the loss of $7.2 million recorded in 2007, and was due primarily to an unrealized gain due to a strengthening in the US dollar during 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries. At December 31, 2008, the exchange rate was 1.22 Canadian dollars to one US dollar, compared to 0.99 at the end of 2007 and 1.17 at the end of 2006.

Net Interest Expense

Net interest expense for 2008 was $13.3 million, an increase of $2.2 million over the $11.1 million net interest expense incurred during 2007. Interest expense increased $2.2 million in 2008 due to higher average outstanding debt in 2008, offset by lower interest rates. Interest income was $1.7 million for 2008, as compared to $2.7 million in 2007. This decrease was primarily due to the interest income recognized from the acceleration of payments received in July 2007 related to the sale of SPI, originally due to be received in 2010 and 2011.

Income Taxes

Income tax expense in 2008 was $2.4 million compared to $6.1 million for 2007. In 2008, the Company’s effective tax rate was substantially lower than the statutory tax rate due to a decrease in the Company’s valuation allowance, a reversal of withholding taxes due to a change in the tax law, and minority interest charges. These amounts were offset in part by non-deductible stock based compensation. The Company’s effective tax rate was substantially higher than the statutory rate in 2007 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by minority interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while minority holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2008 and 2007, income of $0.3 and $0.2 million was recorded, respectively. Included in 2007 is an impairment charge of $0.2 million relating to the Company’s investment in Cliff Freeman.

Minority Interests

Minority interest expense was $8.1 million for 2008, down $12.4 million from the $20.5 million of minority interest expense incurred during 2007. Such decrease was primarily due to the Company’s fourth quarter 2007 step-up in ownership of CPB and KBP, and a decrease in profitability of subsidiaries within the SCS operating segment, which are not 100% owned.

Discontinued Operations

The loss net of taxes from discontinued operations for 2008 was $10.0 million and is comprised of the operating results of Mobium, a division of Colle & McVoy, LLC (“Colle”), Clifford/Bratskeir Public Relations LLC (“Bratskeir”), The Ito Partnership (“Ito”) and Margeotes Fertitta Powell, LLC (“MFP”). MFP was previously discontinued in 2007; the other entities were discontinued in 2008.

Effective December 3, 2008, Colle completed the sale of certain assets of its Mobium division. The Company recorded a loss on sale of $1.2 million ($0.8 million net of taxes) and an operating loss of $3.4 million ($2.3 million net of taxes).

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management. This transaction is expected to be completed in March 2009. As a result of this expected transaction, the Company recorded an impairment charge of $1.9 million ($1.3 million net of taxes). In addition, Bratskeir recorded an operating loss of $3.8 million ($2.5 million net of taxes) in 2008.

Effective June 30, 2008, the Company completed the sale of its interests in Ito. The sale resulted in a loss of $0.8 million ($0.5 million net of taxes.)

As a result, the Company has classified the Mobium, Bratskeir and Ito operations as discontinued.

In 2007, the Company ceased operation of MFP. In 2008, the Company recorded a loss of $4.0 million ($2.6 million net of taxes) resulting primarily from the accrual of lease abandonment costs and severance at MFP.

The aggregate loss from discontinued operations for 2007 was $8.2 million and is comprised of the operating results of Mobium, Bratskeir, Ito, MFP and Banjo Strategic Entertainment, LLC (“Banjo”).

The 2007 loss from discontinued operations consists of net income of $0.3 million from Mobium, income of $0.1 million from Ito and a net loss of $1.3 million from Bratskeir.

In addition, in March 2007, due to continued operating and client losses, the Company ceased MFP’s current operations and spun off a new operating division, and as a result incurred a goodwill impairment charge of $4.5 million. After reviewing the 2008 projections of the new operating division, the Company decided to cease the operations of the new operating business as well. In addition, an additional intangible relating to an employment contract of $0.6 million was deemed impaired and written off. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss of $7.1 million in 2007.

In December 2007, due to continued operating losses and the lack of new business wins, the Company ceased Banjo’s operations. The results of operations of Banjo, net of income tax benefits, was a loss $0.2 million in 2007.

As a result, the Company has classified these operations as discontinued.

Net Income

As a result of the foregoing, the net income recorded for 2008 was $0.1 million or income of $0.01 per diluted share, compared to a net loss of $26.4 million or $1.05 per diluted share reported for 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue was $533.9 million for the year ended 2007, representing an increase of $130.8 million, or 32.5%, compared to revenue of $403.1 million for the year ended 2006. This increase relates primarily to organic growth of $90.6 million, $19.8 million relating to the consolidation of three entities that were previously accounted for on the equity method and $12.7 million relating to acquisitions. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2007, resulted in increased revenues of $7.8 million.

Operating profit for the year ended 2007 was $23.4 million, the same as the year ended 2006. Operating profit remained consistent despite a decrease in operating profit of $4.2 million in the Strategic Marketing Services (“SMS”) segment, partially offset by increases in operating profits of $1.4 million and $0.9 million within the Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $1.9 million.

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

The loss from continuing operations for 2007 was $18.2 million, compared to $8.3 million in 2006. This increase in loss of $9.9 million was primarily the result of an increase in other expenses of $7.3 million, which includes a $7.8 million increase in unrealized losses on foreign currency transactions, increased minority interest of $3.8 million, partially offset by reduced income taxes of $1.3 million.

Marketing Communications Group

Revenues in 2007 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS, were $533.9 million compared to $403.1 million in 2006, representing a year-over-year increase of 32.5%.

The components of revenue growth for 2007 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2006	$403,086	—
Organic	90,596	22.5%
Effect of accounting change	19,753	4.9%
Acquisitions	12,653	3.2%
Foreign exchange impact	7,795	1.9%
Year ended December 31, 2007	$533,883	32.5%

The geographic mix in revenues was relatively consistent between 2007 and 2006 and is demonstrated in the following table:

	2007	2006
US	80%	83%
Canada	17%	15%
UK and other	3%	2%

The operating profit of the Marketing Communications Group decreased by approximately 4.2% to $45.8 million from $47.8 million. Operating margins decreased to 8.6% for 2007 compared to 11.9% for 2006. The decrease in operating margin is primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 21.3% of revenue in 2006 to 26.3% of revenue in 2007 due to an increase in reimbursed client related direct costs. In addition, staff costs as a percentage of revenues increased from 45.2% in 2006 to 46.3% in 2007. This was offset in part by a decrease in office and general expenses as a percentage of revenue from 24.8% in 2006 to 21.7% in 2007 and a decrease in depreciation and amortization as a percentage of revenue from 5.9% in 2006 to 5.4% in 2007. Included in operating profits in 2007 was a termination payment of $5.3 million received in connection with the termination by a client of their engagement with a subsidiary of the Company.

Marketing Communications Businesses

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in 2007 were $307.2 million compared to $236.2 million in 2006. The year-over-year increase of $71.0 million or 30.1% was attributable primarily to organic growth of $48.6 million as a result of net new business wins, $11.7 million of the increase related to the acquisitions of HL Group Partners and Redscout, LLC and $8.5 million related to the change in accounting for Zig Inc., and Mono Advertising, LLC, from the equity method of accounting in 2006 to consolidating them in 2007 for the full year. A weakening of the US dollar versus the Canadian dollar in 2007 compared to 2006 resulted in a $2.1 million increase in revenues from the division’s Canadian-based operations.

The operating profit of SMS decreased by approximately 12.6% to $29.3 million in 2007 from $33.5 million in 2006, while operating margins decreased to 9.5% in 2007 from 14.2% in 2006. Excluding the receipt of the termination payment noted above, 2006 operating profit would have been $28.2 million with operating margins of 12.2%. The decrease in margin is primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 5.5% of revenue in 2006 to 11.8% of revenue in 2007 primarily due to an increase in reimbursed client related direct costs. Operating margins also decreased in 2007 by 0.8% due to the allocation of $2.4 million relating to the reassignment of certain members of corporate management to entities within this segment. Total staff costs as a percentage of revenue increased from 54.2% in 2006 to 56.5% in 2007. Excluding the termination payment, staff costs as a percentage of revenue in 2006 would have been 55.4%. In addition, staff costs increased in 2007 due to a $4.2 million increase in non-cash stock based compensation primarily as a result of a $2.6 million charge resulting from the acquisition of the remaining 40% equity interest in kirshenbaum bond + partners and other phantom equity plans at certain partner firms. Office and general expenses increased due to additional occupancy and administrative costs relating to the expansion of operations in Boulder, Colorado and expansions and office moves of other partner firms but as a percentage of revenue office and general expenses decreased from 29.8% in 2006 to 24.5% in 2007. Depreciation and amortization represented 6.6% and 7.4% of revenues during 2007 and 2006, respectively, as certain intangibles resulting from the Zyman acquisition were fully amortized during 2006. During 2007, amortization expense increased from a change in the estimated amortization rate of customer lists.

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

Specialized Communication Services (“SCS”)

SCS generated revenues of $113.7 million for 2007, $31.7 million or 38.7% higher than revenues of $82.0 million in 2006. The year-over-year increase was attributable primarily to organic growth of $13.9 million as a result of net new business wins, $11.2 million relating to the change in accounting for Accumark, Inc., from the equity method in 2006 to consolidating them in 2007 for the full year and $0.9 million for acquisitions. A weakening of the US dollar versus the Canadian dollar and British pound in 2007 compared to 2006 resulted in a $5.7 million increase in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS increased by $0.9 million to $13.2 million in 2007, from an operating profit of $12.3 in 2006, with operating margins of 11.6% in 2007 compared to 15.0% in 2006. Included in 2006 was a non-cash stock based compensation charge of $2.3 million relating to the price paid for membership interests, which was less than fair value of such membership interests and the fair value of an option granted to certain members of management of Source Marketing LLC (“Source”). Excluding the Source non-cash stock based compensation charge, 2006 operating income would have been $14.6 million with operating margins of 17.8% compared to 11.6% in 2007. The decrease in operating margin in 2007 was due primarily to an increase in direct costs as a percentage of revenues from 27.1% in 2006 to 32.5% in 2007, primarily due to an increase in reimbursed client related direct costs. Operating margins also decreased in 2007 by 1.3% due to the allocation of $1.5 million relating to the reassignment of certain members of corporate management to entities within this segment. In addition, staff costs excluding the Source non-cash stock based compensation charge as a percentage of revenue increased to 43.5% in 2007 from 42.6% in 2006. Including the Source non-cash stock based compensation charge staff costs as a percentage of revenue in 2006 was 45.4%. This increase is a result of the timing of when expected clients’ projects will begin, while maintaining the appropriate staffing levels to properly service those projects.

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

Other Income, Net

Other income increased to $3.2 million in 2007 compared to $1.4 million in 2006. The 2007 income is primarily comprised of a $1.8 million gain on the sale of the plane acquired in the Zyman acquisition, a dividend payment of $0.8 million from the purchaser of the Secured Products Group, and the recovery of an investment of $0.4 million. The 2006 income is comprised of gains on the sale of assets, the settlement in June 2006, of the Company’s cross currency swap, the recovery of an investment offset in part by a loss on an equity transaction of a subsidiary.

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

Net Interest Expense

Net interest expense for 2007 was $11.1 million, an increase of $1.3 million over the $9.8 million net interest expense incurred during 2006. Interest expense increased $2.5 million in 2007 due to higher interest rates and higher average outstanding debt in 2007. Interest income was $2.7 million for 2007, as compared to $1.5 million in 2006. This increase was primarily due to the interest income recognized from the acceleration of payments received in July 2007 related to the sale of SPI, originally due to be received in 2010 and 2011.

Income Taxes

Income tax expense in 2007 was $6.1 million compared to an expense of $7.3 million for 2006. In 2007, the Company’s effective tax rate was substantially higher than the statutory tax rate in 2007 due to non deductible stock based compensation, and an increase in the Company’s valuation allowance offset in part by minority interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2006 because the Company increased its valuation allowance in an amount equal to the tax loss resulting from the sale of SPI.

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

Minority Interests

Minority interest expense was $20.5 million for 2007, up $3.8 million from the $16.7 million of minority interest expense incurred during 2006. Such increase was primarily due to the increase in profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned, offset in part by the Company’s step-up in ownership of CPB and KBP.

Discontinued Operations

The loss from discontinued operations for 2007 was $8.2 million and is comprised of the operating results of MFP and Banjo, which operations were discontinued during 2007. The loss also includes results from Mobium, Ito and Bratskeir, entities that were discontinued in 2008.

The results of operations of MFP, net of income tax benefits, was a loss of $7.1 million in 2007 and a loss of $6.0 million in 2006.

The results of operations of Banjo, net of income tax benefits, was a loss $0.2 million in 2007 and a loss of $0.1 million in 2006.

The 2007 loss from discontinued operations consists of net income of $0.3 million from Mobium, income of $0.1 million from Ito and a net loss of $1.3 million from Bratskeir.

The loss from discontinued operations for 2006 amounted to $25.2 million and is comprised of $18.7 million relating to SPI and $6.1 million relating to MFP and Banjo and $0.4 million related to Mobium and Bratskeir.

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

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2008	2007	2006
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$41,331	$10,410	$6,591
Working capital (deficit)	$(12,091)	$(22,364)	$(105,039)
Cash from operations	$57,446	$4,132	$39,705
Cash from investing	$(50,186)	$(60,914)	$(14,315)
Cash from financing	$23,510	$60,929	$(31,597)
Ratio of long-term debt to shareholders’ equity	1.43	1.29	0.37

As at December 31, 2008, 2007 and 2006, $8.4 million, $3.5 million and $2.3 million, respectively, of the consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Financing Agreement by using available cash.

Working Capital

At December 31, 2008, the Company had a working capital deficit of $12.1 million, compared to a deficit of $22.4 million at December 31, 2007. Working capital deficit decreased by $10.3 million primarily due to a significant increase in operating results in 2008 compared to 2007. In addition, the Company made improvements in its billing and collecting practices. The Company includes amounts due to minority interest holders, for their share of profits, in accrued and other liabilities. During 2008, 2007 and 2006, the Company made distributions to these minority interest holders of $11.6 million, $25.0 million and $19.4 million, respectively. At December 31, 2008, $4.9 million remains outstanding to be distributed to minority interest holders over the next twelve months.

The Company expects that available borrowings under its Financing Agreement, together with cash flows from operations, will be sufficient at any particular time to adequately fund working capital deficits should there be a need to do so from time to time.

Operating Activities

Cash flow provided by continuing operations for 2008 was $60.9 million. This was attributable primarily to income from continuing operations of $10.1 million, plus non-cash stock based compensation of $13.5 million, depreciation and amortization of $35.8 million, a decrease in accounts receivable and expenditures billable to clients of $28.5 million and a decrease in prepaid expenses and other current assets and liabilities of $1.6 million. This was partially offset by foreign exchange gains of $14.6 million, deferred taxes of $1.0 million, changes in other non-current assets and liabilities of $1.3 million and decreases in accounts payable, accruals and other current liabilities of $11.7 million. Discontinued operations used cash of $3.5 million.

Cash flow provided by continuing operations for 2007 was $3.1 million. This was attributable primarily to a loss from continuing operations of $18.2 million, plus non-cash stock based compensation of $9.1 million, depreciation and amortization of $31.3 million, foreign exchange losses of $7.3 million, deferred income taxes of $5.3 million, a decrease in expenditures billable to clients of $8.9 million and a decrease in other non-current assets and liabilities of $3.7 million. This was partially offset by decreases in accounts payable, accruals and other current liabilities of $26.2 million and an increase in accounts receivable of $11.6 million. Discontinued operations generated cash of $1.0 million.

Cash flow provided by continuing operations for 2006 was $34.0 million. This was attributable primarily to a loss from continuing operations of $8.3 million, plus non-cash stock based compensation of $7.4 million, depreciation and amortization of $26.3 million, deferred income taxes of $4.9 million, an increase in accounts payable, accruals and other liabilities of $34.5 million and an increase in advance billings of $15.4 million. This was partially offset by increases in accounts receivable of $19.8 million and expenditures billable to clients of $19.5 million. Discontinued operations provided cash of $5.7 million.

Investing Activities

Cash flows used in investing activities were $50.2 million for 2008, compared with $60.9 million in 2007, and $14.3 million in 2006.

Cash used in acquisitions during 2008 was $35.8 million of which $19.1 million was paid in the acquisition of equity interests in Crispin Porter & Bogusky, Texture Media, Clifford PR, Core Strategy Group, DMG Inc., Skinny NY, Source Marketing, Allard Johnson, Zig and Accent Marketing. In addition, the Company paid $16.7 million as contingent deferred payments from prior acquisitions.

The proceeds of $0.2 million from dispositions in 2008 primarily relate to proceeds received from the sale of capital assets.

Expenditures for capital assets in 2008 were equal to $14.4 million. Of this amount, $8.8 million was incurred by the SMS segment, $4.3 million was incurred by the CRM segment and $1.2 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.1 million related to the purchase of Corporate assets, primarily software.

Cash used in acquisitions during 2007 was equal to $47.4 million. This amount included cash paid in the acquisition of equity interests in Crispin Porter & Bogusky, kirshenbaum bond + partners, HL Group Partners and Redscout.

The proceeds from dispositions in 2007 primarily relate to proceeds received from the sale of the plane acquired in the Zyman acquisition.

Expenditures for capital assets in 2007 were equal to $19.5 million. Of this amount, $9.0 million was incurred by the SMS segment, $7.9 million was incurred by the CRM segment and $2.4 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.2 million related to the purchase of Corporate assets, primarily software.

In 2006, capital expenditures totaled $22.4 million, of which $9.1 million was incurred by the SMS segment, $11.7 million was incurred by the CRM segment and $1.2 million was incurred by the SCS segment, which expenditures consisted primarily of leasehold improvements, computer and switching equipment, and $0.4 million related to the purchase of Corporate assets primarily software.

During 2006, the Company received net proceeds of $16.4 million in connection with the sale of SPI and used $7.2 million of cash to fund acquisitions, step-ups in ownership of certain partner firms and earnout payments.

Profit distributions received from affiliates amounted to $0.4 million in 2008, nil for 2007, and $0.9 million for 2006. The decrease between 2007 and 2006 related primarily to the consolidation in 2006 and 2007 of certain partner firms, which had been previously accounted for on the equity method of accounting.

Discontinued operations used cash of $0.5 million, $0.9 million and $2.7 million in 2008, 2007 and 2006, respectively, relating to expenditures for capital assets, and in 2008 and 2007 such payments also related to acquisitions and earnout payments.

Financing Activities

During the year ended December 31, 2008, cash flows provided by financing activities amounted to $23.5 million, and primarily consisted of $26.3 million of proceeds from borrowings under the Company’s Financing Agreement. These proceeds were partially offset by $1.9 million of net repayments of long-term debt and $0.9 million relating to the repurchase of treasury shares for income tax withholding requirements.

During the year ended December 31, 2007, cash flows provided by financing activities amounted to $60.9 million, and primarily consisted of $113.4 million of proceeds from the current Financing Agreement. These proceeds were partially offset by the $45.0 million repayment of the old credit facility, $10.8 million of net repayments of long-term debt and bank borrowings, and the payment of $3.9 million of deferred financing costs relating to the current Financing Agreement. The Company also received proceeds from a forgivable note payable amounting to $3.3 million relating to the opening of a new customer care center. In addition, the Company received $4.9 million of proceeds from the issuance of share capital resulting from the exercise of stock options. The Company also repurchased treasury shares of $0.8 million for income tax withholding requirements. Discontinued operations used cash of $0.1 million for payments under capital leases.

During 2006, the Company used cash of $31.6 million to repay borrowings under the old credit facility and payments under capital leases and other debt. Discontinued operations used cash of $3.3 million for payments under capital leases.

Total Debt

On June 18, 2007, the Company and its material subsidiaries entered into a $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's prior credit facility, which was terminated.

The Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at December 31, 2008 was 7.59%.

The Financing Agreement is guaranteed by the material subsidiaries and secured by all the assets of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of December 31, 2008 was $181.5 million, an increase of $16.7 million compared with the $164.8 million outstanding at December 31, 2007, primarily as a result of borrowings under the revolving Financing Agreement to fund seasonal working capital requirements and acquisitions. At December 31, 2008, $40.6 million is available under the Financing Agreement plus cash of $32.9 million which is available to fund working capital requirements.

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

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended December 31, 2008, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

December 31, 2008
Total Senior Leverage Ratio	1.86
Maximum per covenant	3.25
Fixed Charges Ratio	3.03
Minimum per covenant	1.20
Minimum earnings before interest, taxes, depreciation and amortization	$65.5 million
Minimum per covenant	$42.8 million
Capital Expenditures:	$14.6 million
Maximum per covenant	$16.4 million

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

The Debentures will be convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $11.49 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $821 (C$1,000) principal amount of Debentures.

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2008 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$179,436	$600	$38,535	$140,301	$—
Capital lease obligations	2,062	946	1,098	18	—
Operating leases	77,727	14,799	24,907	17,876	20,145
Deferred acquisition consideration	5,538	5,271	267	—	—
Management services agreement	1,869	1,494	375	—	—
Total contractual obligations	$266,632	$23,110	$65,182	$158,195	$20,145

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2008:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	4,713	—	4,713	—	—
Total Other Commercial Commitments	$4,713	$—	$4,713	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 12 of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Off-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2008, the Company had utilized approximately $144.4 million of its Financing Agreement in the form of borrowings and letters of credit. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2008 was approximately $73.5 million.

The Company expects to incur approximately $13 million of capital expenditures in 2009. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Financing Agreement. Management believes that the Company’s cash flow from operations and funds available under the Financing Agreement will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition and Contingent Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At December 31, 2008, there was $5.5 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $45.6 million of additional deferred purchase obligations could be triggered during 2009 or thereafter, including approximately $9.9 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the deferred and contingent obligations may be materially different from this estimate.

Off-Balance Sheet Commitments

Put Rights of Subsidiaries’ Minority Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2009 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2008, perform over the relevant future periods at their 2008 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $31.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $4.0 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $6.2 million only upon termination of such owners employment with the applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $7.0 million of the estimated $31.7 million that the Company would be required to pay subsidiaries minority shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.7 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(3)	2009	2010	2011	2012	2013 & Thereafter	Total
	($ Millions)
Cash	$6.5	$1.0	$1.3	$4.6	$14.3	$27.7
Shares	0.4	0.1	0.7	1.0	1.8	4.0
	$6.9	$1.1	$2.0	$5.6	$16.1	$31.7
Operating income before depreciation and amortization to be received(1)	$1.7	$0.2	$0.8	$1.6	$1.4	$5.7
Cumulative operating income before depreciation and amortization(2)	$1.7	$1.9	$2.7	$4.3	5.7	(4)

(1)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2008 operating results. This amount represents amounts to be received commencing in the year the put is exercised.
(2)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(3)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.
(4)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which was expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. In addition, during 2007 and 2008 and in accordance with this new Services Agreement, Mr. Nadal repaid an additional $0.5 million and $0.1 million, respectively, of loans due to the Company.

At December 31, 2008, outstanding loans due from Nadal Management to the Company, with no stated maturity date, amounted to C$6.3 million ($5.1 million), which have been reserved for in the Company’s accounts.

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

During 2008, 2007 and 2006, Trapeze provided services to certain partner firms of MDC, and the total amount of such services provided was $0.4 million, $0.4 million, and $0.3 million, respectively. In addition, in 2008, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.1 million.

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

Estimates.  The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred income tax assets and stock based compensation. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

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

Income Tax Valuation Allowance.  The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. A change to any of these factors could impact the estimated valuation allowance and income tax expense.

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

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements. However, in accordance with the adoption of this statement, the Company will record the put options (see Off-Balance Sheet Commitments) as an adjustment to non-controlling interests with a corresponding adjustment to additional paid-in capital. In addition, in the statement of operations minority interests in income of consolidated subsidiaries will be reclassified.

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

Debt Instruments:  At December 31, 2008, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $139.7 million, as of December 31, 2008, a 1.0% increase or decrease in the weighted average interest rate, which was 7.59% at December 31, 2008, would have an interest expense impact of approximately $1.4 million annually.

Foreign Exchange:  The Company conducts business in five currencies, the US dollar, the Canadian dollar, Jamaican dollar, the Mexican Peso and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur an approximate $0.5 million impact to its financial statements.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDC Partners, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MDC Partners, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 6, 2009

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Services	$584,648	$533,883	$403,086
Operating Expenses:
Cost of services sold	392,145	343,297	231,454
Office and general expenses	137,755	138,234	124,164
Depreciation and amortization	34,404	28,975	24,045
	564,304	510,506	379,663
Operating Profit	20,344	23,377	23,423
Other Income (Expenses)
Loss (gain) on sale of assets and other	(14)	3,165	1,351
Foreign exchange gain, (loss)	13,257	(7,192)	614
Interest expense	(14,998)	(13,801)	(11,290)
Interest income	1,743	2,702	1,469
	(12)	(15,126)	(7,856)
Income from continuing operations before income taxes, equity in affiliates and minority interests	20,332	8,251	15,567
Income taxes	2,397	6,081	7,332
Income from continuing operations before equity in affiliates and minority interests	17,935	2,170	8,235
Equity in earnings of affiliates	349	165	168
Minority interests in income of consolidated subsidiaries	(8,136)	(20,517)	(16,715)
Income (Loss) from continuing operations	10,148	(18,182)	(8,312)
Loss from discontinued operations	(10,015)	(8,173)	(25,227)
Net Income (Loss)	$133	$(26,355)	$(33,539)
Income (Loss) Per Common Share:
Basic
Continuing operations	$0.38	$(0.73)	$(0.35)
Discontinued operations	(0.37)	(0.32)	(1.05)
Net Income (Loss)	$0.01	$(1.05)	$(1.40)
Income (Loss) Per Common Share:
Diluted
Continuing operations	$0.37	$(0.73)	$(0.35)
Discontinued operations	(0.36)	(0.32)	(1.05)
Net Income (Loss)	$0.01	$(1.05)	$(1.40)
Weighted Average Number of Common Shares Outstanding:
Basic	26,765,839	25,000,582	23,875,286
Diluted	27,430,162	25,000,582	23,875,286

Non cash stock based compensation expense is included in the following line items above:

Cost of services sold	$7,494	$4,245	$3,373
Office and general expenses	6,943	5,972	4,988
Total	$14,437	$10,217	$8,361

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$41,331	$10,410
Accounts receivable, less allowance for doubtful accounts of $2,179 and $1,357	106,954	135,260
Expenditures billable to clients	16,949	19,409
Prepaid expenses	5,240	5,937
Other current assets	5,270	2,422
Total Current Assets	175,744	173,438
Fixed assets, net	44,021	47,440
Investment in affiliates	1,593	1,434
Goodwill	238,214	217,726
Other intangible assets, net	46,852	55,399
Deferred tax assets	11,926	9,175
Other assets	10,889	16,086
Total Assets	$529,239	$520,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$75,360	$65,839
Accrued and other liabilities	55,338	74,668
Advance billings, net	50,053	50,988
Current portion of long-term debt	1,546	1,796
Deferred acquisition consideration	5,538	2,511
Total Current Liabilities	187,835	195,802
Revolving credit facility	9,701	1,901
Long-term debt	133,305	115,662
Convertible notes	36,946	45,395
Other liabilities	6,949	8,267
Deferred tax liabilities	4,700	819
Total Liabilities	379,436	367,846
Minority interests	22,622	24,919
Commitments, contingencies and guarantees (Note 17)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 26,987,017 and 26,235,932 shares issued in 2008 and 2007, respectively	213,533	207,958
Class B Shares, no par value, unlimited authorized, 2,503 issued in 2008 and 2007, respectively, convertible into one Class A share	1	1
Share capital to be issued	—	214
Additional paid-in capital	33,470	26,743
Accumulated deficit	(112,836)	(112,969)
Stock subscription receivable	(354)	(357)
Accumulated other comprehensive income	(6,633)	6,343
Total Shareholders’ Equity	127,181	127,933
Total Liabilities and Shareholders’ Equity	$529,239	$520,698

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$133	$(26,355)	$(33,539)
Loss from discontinued operations	(10,015)	(8,173)	(25,227)
Income (loss) from continuing operations	10,148	(18,182)	(8,312)
Adjustments to reconcile net loss from continuing operations to cash provided by operating activities:
Stock-based compensation	13,543	9,088	7,360
Depreciation	16,759	14,478	13,146
Amortization of intangibles	17,645	14,497	10,899
Amortization and write-off of deferred finance charges	1,348	2,330	2,213
Deferred income taxes	(960)	5,253	4,857
(Gain) loss on disposition of assets	142	(1,709)	—
Earnings of non consolidated affiliates	(349)	(165)	(168)
Other non-current assets and liabilities	(1,284)	3,739	(2,618)
Foreign exchange	(14,567)	7,278	(2,157)
Changes in non-cash working capital
Accounts receivable	26,316	(11,559)	(19,769)
Expenditures billable to clients	2,154	8,868	(19,527)
Prepaid expenses and other current assets	1,637	(2,339)	(1,774)
Accounts payable, accruals and other current liabilities	(11,745)	(26,202)	34,470
Advance billings	158	(2,251)	15,393
Cash flows from continuing operating activities	60,945	3,124	34,013
Discontinued operations	(3,499)	1,008	5,692
Net cash provided by operating activities	57,446	4,132	39,705
Cash flows from investing activities:
Capital expenditures	(14,395)	(19,453)	(22,350)
Net proceeds from sale of business	—	—	16,407
Proceeds from dispositions	242	8,270	656
Acquisitions, net of cash acquired	(35,841)	(47,398)	(7,230)
Profit distributions from affiliates	440	—	940
Other investments	(85)	(1,464)	—
Cash flows from continuing investing activities	(49,639)	(60,045)	(11,577)
Discontinued operations	(547)	(869)	(2,738)
Net cash used in investing activities	(50,186)	(60,914)	(14,315)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	—	(4,910)	1,171
Repayments under previous revolving credit facility	—	(45,000)	(28,506)
Proceeds from term loans under current Financing Agreement	18,500	111,500	—
Proceeds from current revolving credit facility	7,800	1,901	—
Proceeds from notes payable	—	3,250	—
Repayment of long-term debt	(1,884)	(5,843)	(1,477)
Deferred financing costs	—	(3,946)	—
Subsidiary issuance of share capital	—	—	385
Issuance of share capital	—	4,893	177
Purchase of share capital	(906)	(769)	—
Cash flows from continuing financing activities	23,510	61,076	(28,250)
Discontinued operations	—	(147)	(3,347)
Net cash provided by (used in) financing activities	23,510	60,929	(31,597)
Effect of exchange rate changes on cash and cash equivalents	151	(328)	(125)
Increase (decrease) in cash and cash equivalents	30,921	3,819	(6,332)
Cash and cash equivalents at beginning of year	10,410	6,591	12,923
Cash and cash equivalents at end of year	$41,331	$10,410	$6,591

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Thousands of United States Dollars)

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosures:
Cash paid to minority partners	$11,649	$25,033	$19,359
Cash income taxes paid	$1,037	$1,216	$1,459
Cash interest paid	$13,196	$14,085	$9,920
Non-cash transactions:
Share capital issued, or to be issued, on acquisitions	$1,889	$10,302	$4,459
Capital leases	$349	$1,756	$1,351
Note receivable exchanged for shares of subsidiary	$1,872	$125	$1,540
Deferred acquisition consideration	$5,383	$2,511	$3,071

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars)

	2008		2007		2006
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	26,235,932	$207,958	23,923,522	$184,698	23,437,615	$178,589
Stock appreciation rights exercised	—	—	350,264	4,948	99,844	830
Share options exercised	—	—	592,000	4,993	30,400	820
Shares acquired and cancelled	(124,492)	(1,009)	(93,848)	(770)	—	—
Shares issued as acquisition consideration	306,922	1,889	988,394	10,088	30,058	250
Shares issued as deferred acquisition consideration	27,545	214	108,097	856	315,247	4,209
Shares issued on privatization of Maxxcom	—	—	3	—	10,358	—
Issuance of restricted stock	541,110	4,481	367,500	3,145	—	—
Balance at end of year	26,987,017	$213,533	26,235,932	$207,958	23,923,522	$184,698
Class B Shares
Balance at beginning of year	2,503	$1	2,502	$1	2,502	$1
Shares converted to Class B shares	—	—	1	—	—	—
Balance at end of year	2,503	$1	2,503	$1	2,502	$1
Share Capital to Be Issued
Balance at beginning of year		$214		$—		$4,209
Shares to be issued as deferred acquisition consideration		—		214		—
Shares issued as deferred acquisition consideration		(214)		—		(4,209)
Balance at end of year		$—		$214		$—
Additional Paid-In Capital
Balance at beginning of year		$26,743		$26,216		$20,028
Stock-based compensation		10,129		9,088		7,395
Acquisition contingency payment		—		(82)		(377)
Acquisition purchase price consideration		1,001		—		—
Share options exercised		—		(364)		—
Issuance of restricted stock		(4,481)		(3,145)		—
Share appreciation rights exercised		—		(4,970)		(830)
Other		78		—		—
Balance at end of year		$33,470		$26,743		$26,216

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
(Thousands of United States Dollars)

	2008		2007		2006
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Accumulated Deficit
Balance at beginning of year		$(112,969)		$(86,614)		$(53,075)
Income (Loss) for the year		133		(26,355)		(33,539)
Balance at end of year		$(112,836)		$(112,969)		$(86,614)
Stock Subscription Receivable
Balance at beginning of year		$(357)		$(643)		$—
Exercise of stock options		—		—		(674)
Receipts for exercise of stock options		3		286		31
Balance at end of year		$(354)		$(357)		$(643)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$6,343		756		$2,966
Foreign currency translation adjustments		(12,976)		5,587		(2,210)
Balance at end of year		(6,633)		6,343		756
Total Shareholders’ Equity		$127,181		$127,933		$124,414

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

2. Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of MDC Partners Inc. its domestic and international controlled subsidiaries. Intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 17% of the Company’s consolidated accounts receivable as of December 31, 2008. This client also accounted for 19%, 17% and 16% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2008 and 2007 is $51 and $63, respectively of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50.1% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the minority interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes Adrenalina, 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary.

Cost Method Investments.  The Company’s cost-based investments at December 31, 2008 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2008 and 2007 was $3,387 and $3,783, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent. In addition, the Company has a 7.5% interest in the entity which purchased the Secured Products International Group. See Note 10.

Goodwill and Indefinite Lived Intangibles.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No 142”), goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually, and

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Fair value is determined based on earnings multiples of each subsidiary. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2008, there was no impairment of goodwill.

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

Deferred Taxes.  The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax benefits result principally from certain tax carryover benefits and from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities result principally from deductions recorded for tax purposes in excess of that recorded in the financial statements. The effect of changes in tax rates is recognized in the period the rate change is enacted.

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

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) was issued. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, for reimbursements received for out-of-pocket expenses. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years:

	Years Ended December 31,
	2007	2006
Expected dividend	$0	$0
Expected volatility	65.6% – 66.7%	32.2% – 40%
Risk-free interest rate	4.95% – 5.0%	4.57% – 4.95%
Expected option life in years	7.5	5.75 – 7
Weighted average fair value of options granted	$5.75	$4.50

For the year ended December 31, 2008, the Company did not issue any stock options or similar awards.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $2,736, $2,238 and $1,476 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings. Unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long-term nature (that is settlement is not planned or anticipated in the future) are included as cumulative translation adjustments in accumulated other comprehensive income.

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

The Company accounts for the put options with a charge to minority interest expense to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the minority shares at the date of the option being exercised. No recognition is given to any increase in value of the put option if the estimated exercise price is less than the estimated fair value of the minority interest shares. The estimated exercise price is determined based on defined criteria pursuant to each arrangement. The commitment is calculated at each reporting period based on the earliest contractual exercise date. The estimated fair value of the minority interest shares is based on an overall value determined by a multiple of historical and projected future earnings.

3. Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations for the years ended December 31:

	2008	2007	2006
Numerator
Numerator for diluted income (loss) per common share – income (loss) from continuing operations	$10,148	$(18,182)	$(8,312)
Denominator
Denominator for basic income (loss) per common share – weighted average common shares	26,765,839	25,000,582	23,875,286
Effect of dilutive securities:
Employee stock options, warrants, and stock appreciation rights	1,710	—	—
Employee restricted stock units	662,613	—	—
Dilutive potential common shares	664,323	—	—
Denominator for diluted income (loss) per common share – adjusted weighted shares and assumed conversions	27,430,162	25,000,582	23,875,286
Basic income (loss) per common share from continuing operations	$0.38	$(0.73)	$(0.35)
Diluted income (loss) per common share from continuing operations	$0.37	$(0.73)	$(0.35)

At December 31, 2008, 2007 and 2006 convertible notes, warrants, options and other rights to purchase 4,547,390, 6,929,101 and 8,504,707 shares of common stock, respectively, were not included in the computation of diluted income (loss) per common share because doing so would have had an antidilutive effect.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions

2008 Acquisitions

Effective December 31, 2008, the Company acquired an additional 6.3% of equity interests in Accent Marketing LLC, increasing the Company’s ownership to 100%. The aggregate purchase price totaled $4,830 and was paid in cash of $995 at closing and repayment of outstanding loans of $1,830. The balance aggregate of $2,005 will be paid in 2009 and has been recorded in deferred acquisition consideration. In addition, an additional contingent performance payment may be paid based on Accent’s financial results in 2009. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,900 (consisting of customer lists), goodwill of $365 and a stock based compensation charge of $2,285, relating to the amount paid in excess of the fair value of the equity purchase. The identified intangibles will be amortized over a seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles, goodwill and stock based compensation charge are tax deductible.

Effective December 1, 2008, the Company acquired an additional 3% of equity interests in Source Marketing LLC, increasing the Company’s ownership to 83%. The purchase price totaled $1,286 and was paid in cash less $42 of outstanding loans. The allocation of the excess purchase consideration of this step acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $300 (consisting of customer lists), goodwill of $504 and a stock based compensation charge of $524, relating to the amount paid in excess of the fair value of the equity purchase. The identified intangibles will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles, goodwill and stock based compensation charge are tax deductible.

On November 24, 2008, the Company agreed to make an early payment to KBP Management Partners LLC of the contingent payment originally due in 2009 pursuant to the purchase agreement entered into in November 2007. The additional payment totaled $16,005, of which $14,124 was paid in cash in November 2008 and $1,881 will be paid in 2009. The 2009 payment is included in deferred acquisition consideration. This additional payment was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement a stock based compensation charge of $3,548 has been recorded for amounts paid to the phantom equity holders. The goodwill is tax deductible.

Effective November 10, 2008, the Company acquired an additional 17% of equity interests in Crispin Porter & Bogusky LLC (“CPB”), increasing the Company’s ownership to 94%. The purchase price totaled $6,823 plus a contingent payment in April of 2010 based on the financial performance of 2009. This contingent payment will be calculated in accordance with CPB’s existing limited liability company agreement. The consideration was paid in cash of $6,430 and the issuance of 105,000 newly-issued shares of the Company’s Class A subordinated voting stock valued at $393. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period of two days before and after the November 10, 2008 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in April 2010. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in $5,008 being allocated to identifiable intangibles, existing backlog. This intangible will be amortized over 14.5 month period. This intangible is tax deductible.

Effective October 10, 2008, MDC acquired an additional 8.56% of Zig Inc and an additional 13.17% of an affiliate of Zig Inc for cash of $1,320. These transactions increased the Company’s equity ownership in Zig Inc to 74.07%. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $176 (consisting of customer lists and existing backlog) and goodwill of $1,196. The identified intangibles will be amortized over 30 months in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The tax deductible portion of these transactions amounts to $253.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

On June 16, 2008, CPB, acquired certain assets and assumed certain liabilities of Texture Media, Inc. Texture Media is a digital agency specializing in website development, and is based in Boulder, Colorado with approximately 50 employees. The purchase price consisted of $2,500 in cash and a non-contingent cash payment of $1,040 in one year, which is included in deferred acquisition consideration. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $150 (consisting of customer lists and covenants not to compete) and goodwill of $3,111. The identified intangibles will be amortized up to a two year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

On February 12, 2008, the Company’s Bratskeir subsidiary purchased the net assets of Clifford PR for $2,050 in cash and the issuance of 30,444 newly issued shares of the Company’s Class A stock valued at $249, plus a 10% membership interest in Clifford/Bratskeir. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. The accounting value of the 10% membership interest in Clifford/Bratskeir was valued at $400. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $1,031 (consisting of customer lists, backlog and covenants not to compete) and goodwill of $1,432. The identified intangibles will be amortized over a period of up to five years in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. Effective December 31, 2008, the Company transferred the ownership of the Clifford PR assets to HL Group Partners, LLC. As part of this transfer, the Company issued 45,000 Class A Shares valued at $137 which have been recorded as stock based compensation expense. In connection with that transaction, the Company purchased the 10% membership interest in Clifford/Bratskeir for $400 less an adjustment for working capital of $88. This net amount will be paid over a three-year period and is included in deferred acquisition consideration. The intangibles and goodwill are tax deductible.

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

Throughout 2008, the Company completed 16 equity acquisitions with various shareholders of Allard Johnson Communications Inc. (“Allard”). The aggregate purchase price for the 16 transactions was cash equal to $3,442. These transactions increased the Company’s equity ownership in Allard to 75.06%, an increase of 14.8%. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $247 (consisting of customer lists and existing backlog), goodwill of $2,752 and a stock based compensation charge of $467, relating to amounts paid in excess of the fair value of the equity purchased. The identified intangibles will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangible and goodwill are not tax deductible.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

2007 Acquisitions

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain minority holders resulting in the Company’s current ownership of 77%. The purchase price consisted of a payment of approximately $22,561 in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5,546. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period two days before and after the November 1, 2007 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in December 2007 and in April 2008. Prior to the transaction, the Company consolidated CPB as a Variable Interest Entity (“VIE”). As a result of this step acquisition, the Company now consolidates CPB as a majority owned subsidiary. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $4,637 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,000 represented customer backlog and is being amortized over a five month period and the balance of $2,637 represents customer relationships and will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contractual relationships are realized. These intangibles are tax deductible in future years as well as $23,471 of intangibles which have been previously recorded in connection with the VIE accounting.

On October 18, 2007, the Company acquired the remaining 40% equity interest in KBP Holdings LLC, (“KBP”) from KBP Management Partners LLC (“Minority Holder”). The purchase price consisted of an initial payment of approximately $12,255 in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $2,901. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. In addition, the Company expects to pay a contingent amount to the Minority Holder in 2009 and 2010, based on KBP’s financial performance in 2008 and 2009. These additional contingent payments will be calculated in accordance with KBP’s existing limited liability company agreement. In connection with this acquisition, certain key executives of KBP agreed to extend the terms of their existing employment agreements and received grants of restricted stock of the Company valued at $234 in the aggregate. These equity grants vest over a three year period. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in 2008. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $14,494 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,711 represented customer backlog and is being amortized over a six and one-half month period and the balance of $11,783 represented customer relationships and will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contractual relationships are realized. The value of the restricted stock grants will be amortized over a three year period. In addition, the Company incurred a non-cash stock based compensation charge of approximately $2,603 resulting from a portion of the purchase price being paid by the Minority Holder to certain employees of KBP pursuant to an existing phantom equity plan between those employees and the Minority Holder. A similar type of charge will be incurred if and when any contingent payments are made in 2009 and 2010. The intangibles are tax deductible in future years. In May 2008, it was determined that an additional payment of $814 was due. This additional payment has been allocated to backlog and written off during the second quarter of 2008. This amount was paid in cash in December 2008. In addition, the Company incurred a non-cash stock based compensation charge of $142 resulting from this payment to the phantom equity holders.

On August 17, 2007, the Company purchased an additional 16% of the equity interests of VitroRobertson LLC (“Vitro”) resulting in the Company’s current ownership of 84%. This 16% represents one of the founders’ remaining equity interest in Vitro. This founder initially had a put option right to the Company for this 16%, which was to become exercisable in 2011. However, the Company agreed to purchase this 16% for

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

an initial payment of $650, together with the potential of two additional payments of $75 each based upon client retention targets. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in identifiable intangible assets of $200 and goodwill of $375. The identifiable intangibles will be amortized on a straight line basis over five years. The intangibles and goodwill are tax deductible in future years. During 2008, it was determined that only one payment of $75 was due. The amount was paid in January 2009, at December 31, 2008, this amount was included in deferred acquisition consideration.

On June 15, 2007, the Company acquired a 60% membership interest in Redscout, LLC (“Redscout”). Redscout is a brand development and innovation consulting firm. Redscout is expected to expand the Company’s strategic consultancy services within the Strategic Marketing Services segment. The purchase price consisted of $4,021 in cash and $641 was paid in the form of 76,340 newly issued Class A shares of the Company. In addition, the Company may be required to make additional payments which are contingent on the results of Redscout’s operations through December 2008. As of December 31, 2007, the Company will be required to make additional payments of $1,500 of which approximately $214 may be paid in the form of Class A shares. At December 31, 2007, this amount has been accrued in deferred acquisition consideration. In addition, the Company incurred approximately $35 of transaction related costs for a total purchase price of $4,697. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $1,275 and goodwill of $2,706 and is based on estimates of fair values and certain assumptions that the Company believed were reasonable. The intangibles and goodwill are tax deductible in future years. As of December 31, 2008, it has been determined that no additional payments are due.

On May 1, 2007, the Company’s 70.1% owned subsidiary, Northstar Research Holdings USA LP, acquired a 51% membership interest in Trend Core LLC (“TC”). TC is a qualitative research firm with a specialty in the understanding of the merger of cultural trends and consumer needs with product innovation. TC is expected to expand the Company’s research capabilities within the Specialized Communication Services segment. The purchase price consisted of $103 in cash and related closing costs. In addition, the Company may be required to pay up to an additional $900 in cash to the sellers if TC achieves specified financial targets at certain specified times over the period ending April 30, 2011. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in an amortizable intangible asset of approximately $96 based on estimates of fair values and certain assumptions that the Company believed were reasonable. The intangible is tax deductible in future years.

On April 4, 2007, the Company acquired a 59% membership interest in HL Group Partners LLC (“HL”). The Company intends to use up to 8% of the membership interests acquired for purposes of entering into a profits interest arrangement with other key executives of HL, or “Gen II” management. Gen II management will also have liquidity rights based on any appreciation of value over the original purchase price attributable to the profits interest. HL is a marketing strategy and corporate communications firm with a specialty in high end fashion and luxury goods. HL is expected to expand the Company’s creative talent within the Strategic Marketing Services segment. The purchase price consisted of $4,813 in cash, of which $4,493 was paid and $320 will be paid on April 4, 2008, and $1,000 was paid in the form of 128,550 newly-issued Class A shares of the Company. In addition, the Company incurred transaction costs of approximately $30 for a total purchase price of $5,843. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $2,154 and goodwill of $3,442 and is based on estimates of fair values and certain assumptions that the Company believed were reasonable. The intangibles and goodwill are tax deductible in future years.

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

Proforma Information

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2008, 2007 and 2006 assume that the acquisition of the operating assets of the significant businesses acquired during 2008 and 2007 had occurred on January 1st of the respective year in which the business was acquired and for the comparable period only (i.e., 2008 acquisitions are reflected in 2007, not 2006). During 2006, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. These unaudited pro forma results for the years December 31, 2007 and 2006, include in each of the years, an adjustment for the non-cash stock based compensation charge of $2,603 resulting from the KBP acquisition.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$584,648	$533,883	$403,086
Net income (loss)	$1,097	$(24,168)	$(38,840)
Income (loss) per common share:
Basic – net income (loss)	$0.04	$(0.94)	$(1.58)
Diluted – net income (loss)	$0.04	$(0.94)	$(1.58)

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2008			2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$74,593	$(50,743)	$23,850	$70,342	$(44,053)	$26,289
Leasehold improvements	38,446	(18,275)	20,171	35,920	(14,769)	21,151
	$113,039	$(69,018)	$44,021	$106,262	$(58,822)	$47,440

Included in fixed assets are assets under capital lease obligations with a cost of $3,731, (2007 — $7,373) and accumulated depreciation of $1,707 (2007 — $4,838). During 2007, a plane acquired in the Zyman acquisition with a net book value of $4,218 was sold and resulted in a gain on sale of $1,846 and is reflected in other income. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $16,759, $14,478 and $12,193, respectively.

6. Accrued and Other Liabilities

At December 31, 2008 and 2007, accrued and other liabilities included amounts due to minority interest holders, for their share of profits, which will be distributed within the next twelve months of $4,856 and $7,916, respectively.

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

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

	2008	2007
Goodwill:
Beginning of the year	$217,726	$203,693
Acquired goodwill	29,210	14,383
Reduction for disposition		(175)
Goodwill impairment – discontinued operations	(2,727)	(4,475)
Foreign currency translation	(5,995)	4,300
Balance end of the year	$238,214	$217,726
Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$59,075	$56,619
Less accumulated amortization	(39,145)	(28,703)
Customer relationships – net	$19,930	$27,916
Other intangibles – gross	$29,729	$23,581
Less accumulated amortization	(20,587)	(13,878)
Other intangibles – net	$9,142	$9,703
Total intangible assets	$106,584	$97,980
Less accumulated amortization	(59,732)	(42,581)
Total intangible assets – net	$46,852	$55,399

During 2008, the Company recorded a goodwill impairment charge of $1,590 relating to Clifford/Bratskeir Public Relations LLC (“Bratskeir”). Bratskeir’s business operations have been treated as discontinued as of December 31, 2008. In addition, the Company completed the sale of certain assets of its Mobium division resulting in a $1,137 reduction of goodwill.

During 2007, the Company recorded a goodwill impairment charge relating to MFP. MFP’s business operations have been discontinued as of December 31, 2007. In addition, the Company recognized losses in connection with an equity transaction of one of its consolidated subsidiaries in 2007 and reduced the carrying value of the goodwill related to the respective subsidiaries by $175.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets  – (continued)

The weighted average amortization periods for customer relationships are 5 years and other intangible assets are 6 years. In total, the weighted average amortization period is 5 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2008, was $17,515 (2007 — $14,497; 2006 — $10,787) the estimated amortization expense for the five succeeding years is:

Year	Amortization
2009	$13,834
2010	$5,542
2011	$4,465
2012	$2,770
2013	$1,123

9. Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and minority interests by taxing jurisdiction for the years ended December 31, were:

	2008	2007	2006
Income (loss):
US	$13,425	$14,143	$13,647
Non-US	6,907	(5,892)	1,920
	$20,332	$8,251	$15,567

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2008	2007	2006
Current tax provision
US federal	$4,948	$461	$212
US state and local	328	(343)	1,523
Non-US	(1,919)	710	740
	3,357	828	2,475
Deferred tax provision (benefit):
US federal	(5,057)	3,145	5,550
US state and local	189	867	(844)
Non-US	3,908	1,241	151
	(960)	5,253	4,857
Income tax provision	$2,397	$6,081	$7,332

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2008	2007	2006
Income from continuing operations before income taxes, equity in affiliates and minority interest	$20,332	$8,251	$15,567
Statutory income tax rate	33.5%	36.12%	36.12%
Tax expense using statutory income tax rate	6,811	2,980	5,623
Other taxes	(960)	508	1,086
Non-deductible stock-based compensation	2,796	3,065	3,017
Other non-deductible expense	876	577	407
Change to valuation allowance on items affecting taxable income	(4,149)	6,870	3,038
Minority interests	(2,726)	(7,428)	(6,035)
Other, net	(251)	(491)	196
Income tax expense	$2,397	$6,081	$7,332
Effective income tax rate	11.8%	73.7%	47.1%

See Note 10 for income taxes for discontinued operations.

The 2008 effective income tax rate was significantly lower than the statutory rate due primarily from the reversal of Canadian withholding taxes due to a change in Canadian tax law of $2,088 (included in other taxes above) and a decrease in the Company’s valuation allowance of $4,149, primarily due to utilization of net operating loss carry forwards.

Income taxes receivable were $1,312 and $579 at December 31, 2008 and 2007, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $1,056 and $987 at December 31, 2008 and 2007, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the years ended 2008, 2007 and 2006, income tax expense does not include any amounts for interest and penalties.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2008	2007
Deferred tax assets:
Capital assets and other	$4,404	$1,631
Net operating loss carry forwards	41,498	65,077
Goodwill amortization	99	252
Interest deductions	10,406	8,383
Stock compensation	682	461
Unrealized foreign exchange	—	2,548
Capital loss carry forwards	15,240	20,123
Accounting reserves	6,111	3,033
Gross deferred tax asset	78,440	101,508
Less: valuation allowance	(59,781)	(86,125)
Net deferred tax assets	18,659	15,383
Deferred tax liabilities:
Capital assets and other	—	(981)
Deferred finance charges	(464)	(609)
Unrealized foreign exchange	(3,739)	—
Goodwill amortization	(4,516)	(4,813)
Total deferred tax liabilities	(8,719)	(6,403)
Net deferred tax asset	$9,940	$8,980
Disclosed as:
Deferred tax assets	$14,852	9,883
Deferred tax liabilities	(4,912)	(903)
	$9,940	$8,980

Included in accrued and other liabilities at December 31, 2008 and 2007 is a deferred tax liability of $212 and $84, respectively. Included in other current assets at December 31, 2008 and 2007 is a deferred tax asset of $2,925 and $707, respectively.

The Company has US federal net operating loss carry forwards of $29,459 and non-US net operating loss carry forwards of $75,020, these carry forwards expire in years 2009 through 2028. The Company also has total indefinite loss carry forwards of $121,113. These indefinite loss carry forwards consist of $30,125 relating to the US and $90,988 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $93,015.

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

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

operations for each of the years ended December 31, 2007 and 2006 was $6,870 and $3,038, respectively. In 2008, the Company reduced its valuation and recorded a benefit in the statement of operations of $4,149.

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

The following table summarizes the activity related to our unrecognized tax benefits:

Total
Balance at January 1, 2007	$617
Increases related to current year tax positions	—
Expiration of statute of limitations for the assessment of taxes	—
Balance at December 31, 2007	617
Increases related to current year tax positions	—
Expiration of statute of limitations for the assessment of taxes	—
Balance at December 31, 2008	$617

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company has completed US federal tax audits through 2006 and has completed a non-US tax audit through 2004.

10. Discontinued Operations

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management. This transaction is expected to be completed in March 2009. As a result of this expected transaction, the Company recorded a goodwill and intangibles impairment charge of $1,945. Including the impairment charge Bratskeir’s results of operations, net of income tax benefits, for the years ended 2008, 2007 and 2006 were losses of $3,815, $1,217 and $970, respectively. This entity had been previously included in the Company’s Specialized Communication Service segment.

Effective December 3, 2008, Colle & McVoy, LLC (“Colle”), completed the sale of certain assets of its Mobium division. The Company recorded a loss on sale of $1,159 ($765 net of taxes). Including the loss on sale, Mobium’s results of operations, net of income tax benefits for the year ended 2008 was a loss of $3,022. The results of operations net of income taxes for Mobium for the years ended 2007 and 2006 were income of $283 and $558, respectively. This entity had been previously included in the Company’s Strategic Marketing Service segment.

Effective June 30, 2008, the Company sold its 60% interest in The Ito Partnership (“Ito”), a start-up operation formed in 2006. The sale resulted in a loss of $877, ($579 net of taxes). Including the loss on sale, Ito’s results of operations, net of income tax benefits for the year ended 2008 was a loss of $533. The results of operations net of income taxes for Ito for the year ended 2007 was income of $38. This entity had been previously included in the Company’s Specialized Communication Service segment.

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

10. Discontinued Operations  – (continued)

these operations as discontinued. In addition, an additional intangible relating to an employment contract of $629 was deemed impaired and written off. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss of $7,123 in 2007, and a loss of $5,986 in 2006. In 2008, the Company recorded a loss of $2,645 net of income taxes resulting primarily from the accrual of lease abandonment costs and severance.

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo Strategic Entertainment, LLC (“Banjo”) operations. The results of operations of Banjo, net of income tax benefits, was a loss of $154 in 2007 and a loss of $114 in 2006. MFP and Banjo had been previously included in the Company’s Specialized Communication Service segment.

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

Based on the net proceeds and average borrowing rate for each period, the Company has allocated interest expense to discontinued operations of $1,393 for the year ended 2006.

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2008	2007	2006
Revenue	$5,700	$16,926	$87,989
Impairment charge	1,945	5,104	25,804
Operating loss	$(11,810)	$(10,046)	$(28,049)
Other income (expense)	(3,364)	(1,719)	(356)
Income tax recovery	5,159	3,640	3,171
Minority interest (expense) recovery	—	(48)	7
Net loss from discontinued operations	$(10,015)	$(8,173)	$(25,227)

Included in other income (expense) is a loss on sale of assets of $2,036 in 2008. There was no loss on sale of assets for 2007 or 2006.

The statutory income tax rate differs from the effective rate for 2006 due to the operating loss of SPI, which had a valuation allowance recorded against that amount.

At December 31, 2008, $408, $323 and $2,139 was included in current assets, other assets and accrual and other liabilities, respectively, which represent assets held for sale and related liabilities.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the years ended December 31, were:

	2008	2007	2006
Net income (loss) for the year	$133	$(26,355)	$(33,539)
Foreign currency cumulative translation adjustment	(12,976)	5,587	(2,210)
Comprehensive loss for the year	$(12,843)	$(20,768)	$(35,749)

12. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2008	2007
Revolving credit facility	$9,701	$1,901
8% convertible debentures	36,946	45,395
Term loans	130,000	111,500
Note payable and other bank loans	2,789	3,285
	179,436	162,081
Obligations under capital leases	2,062	2,673
	181,498	164,754
Less:
Current portion	1,546	1,796
	$179,952	$162,958

Interest expense related to long-term debt for the years ended December 31, 2008, 2007 and 2006 was $13,650, $11,470 and $9,076, respectively.

The amortization of deferred finance costs included in interest expense were $1,348, $2,330 and $2,213 for the years ended December 31, 2008, 2007, and 2006, respectively.

Financing Agreement

On June 18, 2007, MDC Partners Inc. (the “Company”) and its material subsidiaries entered into a $185,000 senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company's then existing credit facility, which was terminated.

The current Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At December 31, 2008, the weighted average interest rate was 7.59%.

At December 31, 2008, $40,586 remains available under the Financing Agreement plus cash of $32,895 is available to support the Company’s future cash requirements. The Company’s obligations under the Financing Agreement are guaranteed by the material subsidiaries and secured by all assets of the Company. The Financing Agreement matures on June 17, 2012 and is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradeable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $11.49 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $821.00 (C$1,000.00) principal amount of Debentures.

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

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2009	$1,546
2010	38,684
2011	949
2012	140,319
2013	—
$181,498

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2009	$946
2010	749
2011	349
2012	18
2013	—
2014 and thereafter	—
2,062
Less: imputed interest	(185)
1,877
Less: current portion	(946)
$931

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

The Company has not paid dividends on any class of shares during the three years ended December 31, 2008.

(b) 2008 Share Capital Transactions

During the year ended December 31, 2008, Class A share capital increased by $5,575, as the Company issued 334,467 shares related to business acquisitions and 541,110 shares related to vested restricted stock.

During 2008, the Company’s employees surrendered 112,146 Class A shares valued at $909 in connection with the required tax withholding resulting from the vesting of restricted stock. In addition, during 2008, the Company received 12,346 Class A shares valued at $100 in connection with a partial repayment of a note receivable. These 124,492 Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2008.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

Additional paid-in capital increased $6,727, of which $10,129 related to an increase from stock-based compensation that was expensed during 2008 and $1,001 related to acquisition purchase price consideration and other changes of $78 partially offset by $4,481 related to the vested restricted stock.

(c) 2007 Share Capital Transactions

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

(d) 2006 Share Capital Transactions

During the year ended December 31, 2006, Class A share capital increased by $6,188, as the Company issued 345,305 shares related to business acquisitions and 130,244 shares related to the exercise of stock options and stock appreciation rights. In addition, during 2006, 10,358 Class A Shares were issued in connection with the 2003 privatization of Maxxcom. As of December 31, 2008, 29,604 Class A Shares remain to be issued upon the presentation of the Maxxcom shares which, based on the privatization of this subsidiary in 2003, were exchanged into the Company’s Class A shares. Certain option prices have been retroactively corrected to comply with provisions in the option plan. As a result, the Company has recorded a stock subscription receivable of $674, included in shareholders equity.

(e) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007, the Company’s shareholders approved an additional 1,000,000 authorized Class A Shares to be added to the 2005 Incentive Plan for a total of 3,000,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A Shares. As of December 31, 2008, the Company has granted 200,000 Director options (of which 90,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan and 2008 Key Partner Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	—	—	—	—
Granted	737,500	$8.56	59,000	$8.78
Forfeited	(7,500)	8.55	—	—
Balance at December 31, 2006	730,000	8.56	59,000	8.78
Granted	553,729	7.80	439,149	9.87
Vested	(367,500)	8.56	—	—
Forfeited	(2,500)	8.55	(16,000)	8.54
Balance at December 31, 2007	913,729	8.10	482,149	9.78
Granted	801,345	8.17	369,882	4.78
Vested	(531,610)	8.30	(9,500)	9.26
Forfeited	(45,601)	8.13	(13,000)	8.85
Balance at December 31, 2008	1,137,863	$8.05	829,531	$7.57

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2008 and 2007 was $4,499 and $2,841, respectively. In connection with the vesting of these awards, the Company realized a tax benefit of $430 and $340 in 2008 and 2007, respectively. At December 31, 2008, the weighted average remaining contractual life for performance based awards is 1.9 years and for time based awards is 2.2 years. At December 31 2008, the fair value of all restricted stock and restricted stock unit awards is $15,444. The term of these awards is three years with vesting up to three years. At December 31, 2008, the unrecognized compensation expense for all awards was $8,938 and will be recognized through 2010. At December 31, 2008, there are 821,741 awards available to grant.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share	Non Vested Options
Balance, December 31, 2005	1,793,204	$6.79	1,241,773	$6.41	551,431
Vested	—	—			(304,407)
Granted	125,000	8.95			125,000
Exercised	(30,400)	4.92			—
Expired and cancelled	(154,724)	7.96			(8,000)
Balance, December 31, 2006	1,733,080	8.57	1,369,056	8.25	364,024
Vested	—	—			(207,009)
Granted	50,000	8.48			50,000
Exercised	(592,000)	7.59			—
Expired and cancelled	(216,052)	9.08			(83,203)
Balance, December 31, 2007	975,028	11.14	851,216	11.31	123,812
Vested	—	—			(53,812)
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	(516,193)	8.85			(5,000)
Balance, December 31, 2008	458,835	$9.49	393,835	$9.69	65,000

At December 31, 2008, the intrinsic value of vested options was nil and the intrinsic value of all options was also nil. For options exercised during 2007, the Company received cash proceeds of $4,689. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2007 was $1,550. At December 31, 2008, the weighted average remaining contractual life of all outstanding options was 1.8 years and for all vested options was 1.4 years. At December 31, 2008, the unrecognized compensation expense of all options was $220 and will be recognized over the next 3.5 years.

For options exercised during 2006, the Company received cash proceeds of $146. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2006 was $119.

Share options outstanding as of December 31, 2008 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share	Weighted Average Contractual Life
$4.31 – $6.46	8,982	3.56	$5.55	8,982	$5.55	3.56
$6.47 – $8.75	248,830	2.46	$7.48	178,830	$7.19	1.80
$8.76 – $12.89	199,355	0.79	$11.60	199,355	$11.60	0.79
$12.90 – $46.33	6,668	3.04	$24.99	6,668	$24.99	3.04

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

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable
	Weighted Average Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Price Per Share	Non Vested SAR’s
Balance at December 31, 2005	2,220,479	$7.58	1,211,986	$6.91	1,008,493
Vested	—	—			(728,438)
Granted	40,000	8.09			40,000
Exercised	(215,000)	4.42			—
Expired and cancelled	(35,166)	8.52			(10,055)
Balance at December 31, 2006	2,010,313	7.91	1,700,313	7.48	310,000
Vested	—	—			(206,666)
Granted	—	—			—
Exercised	(1,364,866)	6.84			—
Expired and cancelled	(30,447)	8.68			—
Balance at December 31, 2007	615,000	11.33	511,666	11.72	103,334
Vested	—	—			(96,668)
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	(370,000)	12.00			—
Balance at December 31, 2008	245,000	$9.74	238,334	$9.80	6,666

At December 31, 2008, the aggregate amount of shares to be issued on vested SAR’s was nil shares with an intrinsic value of nil and for all outstanding SAR’s, the aggregate amount of shares to be issued was nil with an intrinsic value of nil. During 2007, the aggregate value of SAR’s exercised was $2,909. The Company did not receive any windfall tax benefits. At December 31, 2008, the weighted average remaining contractual life of all outstanding SAR’s was 1.5 years and for all vested SAR’s was 1.4 years. At December 31, 2008, the unrecognized compensation expense of all SAR’s was $11 and will be recognized over the next year. During 2006, the aggregate value of SAR’s exercised was $813. The Company did not receive any windfall tax benefits.

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share	Weighted Average Contractual Life
$7.80	20,000	7.92	$7.80	13,334	$7.80	7.92
$7.81 – $10.00	210,000	1.02	$9.84	210,000	$9.84	1.02
$10.01 – $11.00	15,000	0.17	$11.00	15,000	$11.00	0.17

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

(g) Restricted Stock Units

During the year ended December 31, 2004, the Company issued 50,000 restricted stock units of which 16,500 vested on each of the first and second anniversary dates with the remaining 17,000 vesting on September 6, 2007.

In 2007 and 2006, the recipient of these shares of restricted stock exercised his contractual right to receive a cash payment of $185 and $127, respectively, in lieu of the 17,000 shares of restricted stock that vested in 2007, 16,500 shares of restricted stock that vested in 2006, and as a result, the underlying shares of restricted stock in each year were cancelled.

(h) Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

Warrants outstanding as at December 31, 2008 are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Price Per Share	Exercisable Number	Weighted Average Price Per Share
$11.11 – 12.49	102,426	0.13	$12.12	102,426	$12.12
$12.50 – $14.61	216,394	0.30	$13.60	216,394	$13.60
$14.62 – $16.04	160,087	0.17	$15.82	160,087	$15.82

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable
	Number Outstanding	Weighted Average Price Per Share	Number Outstanding	Weighted Average Price Per Share	Non Vested Warrants
Balance, December 31, 2005	990,672	$13.53	768,168	$13.06
Vested	—	—			222,504
Granted	—	—			—
Expired and cancelled	(257,146)	11.62			(92,843)
Balance, December 31, 2006	733,526	14.20	603,685	14.02	129,661
Vested	—	—			(81,627)
Granted	—	—			—
Expired and cancelled	(4,619)	17.96			—
Balance, December 31, 2007	728,907	16.67	680,873	16.61	48,034
Vested	—				(48,034)
Granted	—				—
Expired and cancelled	(250,000)	12.70			—
Balance, December 31, 2008	478,907	$14.02	478,907	$14.02	—

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

At December 31, 2008, there was no intrinsic value of vested warrants and outstanding warrants.

The Company has reserved a total of 4,774,772 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2008 there were 821,741 shares available for future option and similar grants.

14. Gain on Sale of Assets and Other

The gain on sale of assets and other for the years ended December 31 were as follows:

	2008	2007	2006
Other income	$128	$217	$202
Dividend income(b)	—	820	—
(Loss) gain on disposition of assets(a)	(142)	1,709	621
Loss on equity transactions of affiliates	—	—	(626)
Gain on sale of cross currency swap	—	—	192
Gain on recovery of investment	—	419	962
	$(14)	$3,165	$1,351

(a)	The gain on the dispositions of assets in 2007 primarily relates to the sale of the plane that was acquired in connection with the Zyman acquisition for consideration equal to $6,368. In connection with the sale, the Company repaid the loan relating to the plane in an amount equal to $5,001 and recorded a gain on the sale of $1,846.
(b)	In 2007, the Company received a dividend payment of $820 from the purchaser of the Secured Products International Group.

15. Segmented Information

The Company reports in three segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services (“SMS”) segment includes Crispin Porter & Bogusky and kirshenbaum bond + partners among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within SMS share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.
•	The Customer Relationship Management (“CRM”) segment provides marketing services that interface directly with the consumer of a client’s product or service. These services include the design, development and implementation of a complete customer service and direct marketing initiative intended to acquire, retain and develop a client’s customer base. This is accomplished using several domestic and a foreign-based customer contact facilities.
•	The Specialized Communication Services (“SCS”) segment includes all of the Company’s other marketing services firms that are normally engaged to provide a single or a few specific marketing services to regional, national and global clients. These firms provide niche solutions by providing world class expertise in select marketing services.

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

	For the Year Ended December 31, 2008
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$333,370	$133,970	$117,308	$—	$584,648
Cost of services sold	207,529	101,012	83,604	—	392,145
Office and general expenses	76,534	22,864	20,735	17,622	137,755
Depreciation and amortization	24,055	7,350	2,598	401	34,404
Operating Profit (Loss)	$25,252	$2,744	$10,371	$(18,023)	20,344
Other Income (Expense):
Other expense, net					(14)
Foreign exchange gain					13,257
Interest expense, net					(13,255)
Income from continuing operations before income taxes, equity in affiliates and minority interest					20,332
Income tax expense					(2,397)
Income from continuing operations before equity in affiliates and minority interests					17,935
Equity in earnings of affiliates					349
Minority interests in income of consolidated subsidiaries	$(4,402)	$(266)	$(3,468)	$—	(8,136)
Income from continuing operations					10,148
Loss from discontinued operations					(10,015)
Net Income					$133
Stock-based compensation from continuing operations	$6,162	$2,416	$1,281	$4,578	$14,437
Capital expenditures from continuing operations	$8,817	$4,322	$1,147	$109	$14,395
Goodwill intangibles	$218,121	$31,009	$35,936	$—	$285,066
Total assets	$338,839	$70,139	$82,465	$37,796	$529,239

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

Summary financial information concerning the Company’s operating segments is shown in the following tables:

	For the Year Ended December 31, 2007 Restated for Discontinued Operations
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate		Total
Revenue	$307,236	$112,958	$113,689		$—	$533,883
Cost of services sold	182,417	81,826	79,054		—	343,297
Office and general expenses	75,256	21,306	19,524		22,148	138,234
Depreciation and amortization	20,275	6,488	1,954		258	28,975
Operating Profit (Loss)	$29,288	3,338	$13,157		$(22,406)	23,377
Other Income (Expense):
Other income, net						3,165
Foreign exchange loss						(7,192)
Interest expense, net						(11,099)
Income from continuing operations before income taxes, equity in affiliates and minority interest						8,251
Income taxes						(6,081)
Income from continuing operations before equity in affiliates and minority interests						2,170
Equity in earnings of affiliates						165
Minority interests in income of consolidated subsidiaries	$(15,653)	$(122)	$(4,742)	$		(20,517)
Loss from continuing operations						(18,182)
Loss from discontinued operations						(8,173)
Net loss						$(26,355)
Stock-based compensation from continuing operations	$5,194	$91	$489		$4,443	$10,217
Capital expenditures from continuing operations	$8,966	7,936	2,341		210	19,453
Goodwill and intangibles	$200,408	$29,257	$43,460		$—	$273,125
Total assets	$329,169	$73,133	$109,321		$9,075	$520,698

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

	For the Year Ended December 31, 2006 Restated for Discontinued Operations
	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$236,201	$84,917	$81,968	$—	$403,086
Cost of services sold	114,758	61,419	55,277	—	231,454
Office and general expenses	70,410	16,531	13,160	24,063	124,164
Depreciation and amortization	17,525	5,003	1,233	284	24,045
Operating Profit (Loss)	$33,508	$1,964	$12,298	$(24,347)	23,423
Other Income (Expense):
Other income, net					1,351
Foreign exchange gain					614
Interest expense, net					(9,821)
Income from continuing operations before income taxes, equity in affiliates and minority interest					15,567
Income tax expense					(7,332)
Income from continuing operations before equity in affiliates and minority interests					8,235
Equity in earnings of affiliates					168
Minority interests in income of consolidated subsidiaries	$(13,077)	$(73)	$(3,565)	$—	(16,715)
Loss from continuing operations					(8,312)
Loss from discontinued operations					(25,227)
Net loss					$(33,539)
Stock-based compensation from continuing operations	$1,010	$24	$2,339	$4,988	$8,361
Capital expenditures from continuing operations	$9,117	$11,646	$1,210	$377	$22,350
Goodwill and intangibles	$185,033	$37,823	$29,770	$—	$252,626
Total assets	$297,636	$63,577	$93,838	$38,450	$493,501

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segmented Information  – (continued)

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2008	$39,466	$3,680	$875	$44,021
2007	$40,808	$5,196	$1,436	$47,440
Goodwill and Intangible Assets
2008	$256,120	$28,946	$—	$285,066
2007	$241,410	$31,715	$—	$273,125

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2008	$483,122	$89,230	$12,296	$584,648
2007	$426,059	$94,401	$13,423	$533,883
2006	$336,189	$58,927	$7,970	$403,086

16. Related Party Transactions

(a)	The Company incurred fees and paid incentive awards totaling $3,413, $2,471 and $2,394 in 2008, 2007 and 2006, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3,500 upon execution of the Services Agreement, which has been expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2,677 (C$3,000) note receivable due on November 1, 2007 from Nadal Management, Inc. In addition during 2008 and 2007, in accordance with this new agreement Mr. Nadal repaid an additional $100 and $458, respectively, of loans due to the Company.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Related Party Transactions  – (continued)

(b)	In 2000, the Company agreed to provide to its CEO, Miles S. Nadal a bonus of C$10,000 ($10,088) in the event that the average market price of the Company’s Class A subordinate voting shares is C$30 ($30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,253 ($5,134), as at December 31, 2008, which has been reserved for in the Company’s accounts. These loans have no stated maturity date.
(c)	In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (i.e., C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

During 2008, 2007 and 2006, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $371, $369 and $302, respectively. In addition, in 2008, a subsidiary provided Trapeze with $144 of services.

17. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration.  In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 4.

Put Options.  Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2009 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2008, perform over the relevant future periods at their 2008 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $31,654 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,948 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $6,195 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

17. Commitments, Contingencies and Guarantees  – (continued)

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the year ended December 31, 2008, 2007 and 2006, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $172 in an investment fund over a period of up to two years. At December 31, 2008, the Company has $4,713 of undrawn outstanding letters of credit.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $16,749 for 2008, $15,718 for 2007 and $14,572 for 2006, which was reduced by sublease income of $31 in 2008, $13 in 2007 and $463 in 2006. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2008 and thereafter, are as follows:

Period	Amount
2009	$14,799
2010	13,392
2011	11,515
2012	10,123
2013	7,753
2014 and thereafter	20,145
$77,727

At December 31, 2008, the total future cash to be received on sublease income is $593.

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

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application is prohibited. The Company is currently evaluating the impact of this new statement on its financial statements. However, in accordance with the adoption of this statement, the Company will record the put options (Note 17) as an adjustment to noncontrolling interests with a corresponding adjustment to additional paid-in capital. In addition, in the statement of operations minority interests in income of consolidated subsidiaries will be reclassified.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2008 and 2007, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2008	$140,902	$156,949	$142,089	$144,708
2007	$114,648	$131,373	$135,770	$152,092
Cost of services sold:
2008	$95,519	$102,332	$94,559	$99,735
2007	$74,710	$83,696	$88,527	$96,363
Income (loss) from continuing operations:
2008	$(358)	$(1,581)	$4,021	$8,066
2007	$(4,966)	$(701)	$(5,918)	$(6,597)
Net income (loss):
2008	$(3,394)	$(4,472)	$3,250	$4,749
2007	$(8,797)	$(2,601)	$(6,771)	$(8,186)
Income (loss) per common share:
Basic
Continuing operations:
2008	$(0.01)	$(0.06)	$0.15	$0.30
2007	$(0.20)	$(0.03)	$(0.24)	$(0.26)
Net (income) loss:
2008	$(0.13)	$(0.17)	$0.12	$0.18
2007	$(0.36)	$(0.11)	$(0.27)	$(0.31)
Diluted
Continuing operations:
2008	$(0.01)	$(0.06)	$0.15	$0.29
2007	$(0.20)	$(0.03)	$(0.24)	$(0.26)
Net (income) loss:
2008	$(0.13)	$(0.17)	$0.12	$0.18
2007	$(0.36)	$(0.11)	$(0.27)	$(0.31)

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

Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2008 includes non-cash stock based compensation charges of $6,961 relating to acquisitions. See Note 4.
•	The third and fourth quarters of 2008 include unrealized foreign exchange gains of $5,582 and $7,675, respectively.
•	The third quarter of 2007 includes an unrealized foreign exchange loss of $3,629.
•	The fourth quarter of 2007 includes non-cash stock based compensation charges of $2,603 relating to acquisitions. See Note 4.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2008, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been independently audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners, Inc.
New York, New York

We have audited MDC Partners, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MDC Partners, Inc., and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 6, 2009

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2009 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2008, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 5, 2009 are:

Name	Age	Office
Miles S. Nadal(1)	51	Chairman of the Board, Chief Executive Officer and President
Steven Pustil(1)	65	Vice Chairman
David B. Doft	37	Chief Financial Officer
Charles K. Porter	64	Chief Strategist
Robert E. Dickson	50	Managing Director
Mitchell S. Gendel	43	General Counsel & Corporate Secretary
Graham L. Rosenberg	46	Managing Director
Michael C. Sabatino	44	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	44	Managing Director

(1)	Also a director

There is no family relationship among any of the executive officers.

Mr. Nadal is the founder of MDC and has held the positions of Chairman of the Board and Chief Executive Officer of MDC since 1986, and the position of President since 2007. Mr. Nadal is also the founder and a partner of Peerage Capital, a Canadian private equity firm, Peerage Realty Partners, and Artemis Investment Management. Mr. Nadal is active in supporting various business and community organizations including Mount Sinai Hospital, Junior Achievement of Canada, The Young Presidents Association and the Schulich School of Business.

Mr. Pustil has been a director of MDC since 1992, and its Vice Chairman since 1992. Mr. Pustil is President of Penwest Development Corporation Ltd., a real estate development and construction firm that he established in 1972. He is also a Managing Partner at Peerage Capital, President of Peerage Realty Partners, and Chairman of Artemis Investment Management. Mr. Pustil is a chartered accountant and serves on the Board of Mount Sinai Hospital.

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

Mr. Porter has been the Chief Strategist of the Company since September of 2003. He is responsible for identifying future agency partnerships as well as strategic assistance for MDC and its operating companies. Mr. Porter is also a co-chairman of Crispin Porter + Bogusky, one of the top creative shops in the country. Crispin Porter + Bogusky joined Maxxcom Inc., a subsidiary of MDC Partners, in January 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to Part II — Item 5 of this Form 10-K and to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in the Company’s next Proxy Statement, which are incorporated herein by reference.

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
New York, New York

The audits referred to in our report dated March 6, 2009 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ending 2008, 2007 and 2006. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement Schedule II when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
March 6, 2009

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2008
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2008	$1,357	$1,891	$(962)	$(107)	$2,179
December 31, 2007	$1,633	$529	$(872)	$67	$1,357
December 31, 2006	$1,250	$716	$(332)	$(1)	$1,633

Schedule II — 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2008
(Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2008	$86,125	$(4,149)	$(8,250)	(1)	$(13,945)	$59,781
December 31, 2007	$65,790	$6,870	$6,853	(1)	$6,612	$86,125
December 31, 2006	$44,721	$3,038	$18,226	(1)	$(195)	$65,790

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, and utilization of net operating loss carry forwards, which were fully reserved and adjustment for net operating loss relating to sale of business.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: March 6, 2009	By: /s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 6, 2009
/s/ Robert Kamerschen Robert Kamerschen	Presiding Director	March 6, 2009
/s/ Clare Copeland Clare Copeland	Director	March 6, 2009
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 6, 2009
/s/ Scott Kauffman Scott Kauffman	Director	March 6, 2009
/s/ Michael J. Kirby Michael J. Kirby	Director	March 6, 2009
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 6, 2009
/s/ David Doft David Doft	Chief Financial Officer	March 6, 2009
/s/ Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 6, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1	Trust Indenture, dated as of June 28, 2005, by and between the Company and Computershare Trust Company of Canada Inc. relating to the issuance of the Company’s 8% convertible debentures (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on August 9, 2005);
10.1	Underwriting Agreement, dated June 10, 2005, by and among the Company and four underwriters, for the purchase of 8% convertible unsecured debentures of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2005);
10.2	Financing Agreement, dated as of June 18, 2007 by and among MDC Partners Inc., Maxxcom Inc., and Fortress Credit Corp., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 19, 2007);
10.3	Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2007);
10.3.1	Letter Agreement between the Company and Miles Nadal dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.3.2	Letter Agreement between the Company and Miles Nadal dated April 1, 2008*;
10.4	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.5	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);
10.6	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.7	Amended and Restated Employment Agreement between the Company and Graham Rosenberg, dated as of December 26, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 15, 2006);
10.7.1	Amendment to Employment Agreement between the Company and Graham Rosenberg, dated November 14, 2007 (incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on March 10, 2008);
10.8	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2004);
10.8.1	Amendment to Employment Agreement between the Company and Robert Dickson, dated November 20, 2007 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed on March 10, 2008);
10.9	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.10	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);
10.11	Amended and Restated Stock Appreciation Rights Plan, as amended on April 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2006);

Exhibit No.	Description
10.11.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.12	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2007 Annual and Special Meeting of Shareholders on June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on August 7, 2007);
10.12.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.12.2	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2005);
10.12.3	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.12.4	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.12.5	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.13	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 31, 2008);
10.14	Membership Unit Purchase Agreement (the “Zyman Purchase Agreement”), dated as of April 1, 2005 among the Company, and ZG Acquisition Inc., Zyman Group, LLC, Zyman Company, Inc. and certain employees of Zyman Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005);
10.14.1	Amendment No. 1, dated as of August 8, 2005, to the Zyman Purchase Agreement (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed on August 9, 2005);
10.14.2	Second Amended and Restated Limited Liability Company Agreement of Zyman Group, LLC dated as of January 11, 2008 (incorporated by reference to Exhibit 10.15.2 to the Company’s Form 10-K filed on March 10, 2008);
10.15	Membership Interest Purchase Agreement dated November 10, 2008, among the Company, CPB Acquisition Inc., MDC Acquisition Inc., and Crispin Porter & Bogusky LLC (“CPB”), Crispin & Porter Advertising Inc., and certain employees of CPB*;
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines adopted on March 6, 2006 (incorporated by reference to Exhibit 14.2 to the Company’s Form 10-K filed on March 15, 2006);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO Seidman LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.