Form 10-Q
period 2009-03-31
MDC PARTNERS INC
filed 2009-05-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of May 1, 2009 were: 28,059,978 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
		Reclassified (Note 1 )
Revenue:
Services	$126,738	$140,902
Operating Expenses:
Cost of services sold	85,879	95,519
Office and general expenses	31,152	34,455
Depreciation and amortization	7,593	9,776
	124,624	139,750
Operating profit	2,114	1,152
Other Income (Expenses):
Other income, net	2,629	3,627
Interest expense	(3,761)	(3,911)
Interest income	203	467
	(929)	183

Income from continuing operations before income taxes, equity in affiliates	1,185	1,335
Income tax expense (recovery)	615	(292)
Income from continuing operations before equity in affiliates	570	1,627
Equity in earnings of non-consolidated affiliates	93	140
Income from continuing operations	663	1,767
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(252)	(3,036)
Net income (loss)	411	(1,269)

Net income attributable to the noncontrolling interests	(382)	(2,125)

Net income (loss) attributable to MDC Partners Inc.	$29	$(3,394)
Income (loss) Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.01	$(0.01)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.01)	(0.12)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.00	$(0.13)
Weighted Average Number of Common Shares Outstanding:
Basic	27,115,751	26,497,163
Diluted	27,115,751	26,497,163

Non cash stock-based compensation expense is included in the following line items above:

Cost of services sold	$211	$240
Office and general expenses	1,686	1,758
Total	$1,897	$1,998

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Reclassified) (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$46,247	$41,331
Accounts receivable, less allowance for doubtful accounts of $2,253 and $2,179	116,219	106,954
Expenditures billable to clients	18,380	16,949
Prepaid expenses	5,668	5,240
Other current assets	5,145	5,270
Total Current Assets	191,659	175,744
Fixed assets, at cost, less accumulated depreciation of $72,182 and $69,018	40,798	44,021
Investment in affiliates	1,692	1,593
Goodwill	237,270	238,214
Other intangibles assets, net	43,257	46,852
Deferred tax asset	11,321	11,926
Other assets	10,088	10,889
Total Assets	$536,085	$529,239
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$66,353	$75,360
Accruals and other liabilities	58,985	55,338
Advance billings	56,663	50,053
Current portion of long-term debt	1,519	1,546
Deferred acquisition consideration	3,436	5,538
Total Current Liabilities	186,956	187,835
Revolving credit facility	19,567	9,701
Long-term debt	132,872	133,305
Convertible notes	35,677	36,946
Other liabilities	8,914	6,949
Deferred tax liabilities	4,589	4,700

Total Liabilities	388,575	379,436

Redeemable Noncontrolling Interests (Note 13)	57,037	21,751
Commitments, contingencies and guarantees (Note 12)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 27,424,433 and 26,987,017 shares issued in 2009 and 2008	217,543	213,533
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2009 and 2008, each convertible into one Class A share	1	1
Additional paid-in capital	—	33,470
Charges in excess of capital	(6,347)	—
Accumulated deficit	(112,807)	(112,836)
Stock subscription receivable	(340)	(354)
Accumulated other comprehensive income	(8,461)	(6,633)

MDC Partners Inc. Shareholders’ Equity	89,589	127,181
Noncontrolling Interests	884	871
Total Equity	90,473	128,052
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$536,085	$529,239

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$411	$(1,269)
Net income (loss) attributable to the noncontrolling interests	(382)	(2,125)
Net income (loss) attributable to MDC Partners Inc.	29	(3,394)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(252)	(3,036)
Income (loss) attributable to MDC Partners Inc. from continuing operations	281	(358)
Adjustments to reconcile net income (loss) attributable to MDC Partners Inc. from continuing operations to cash provided by (used in) operating activities
Depreciation	4,017	3,997
Amortization of intangibles	3,576	5,779
Non-cash stock-based compensation	1,686	1,759
Amortization of deferred finance charges	318	346
Deferred income taxes	490	—
Earnings of non-consolidated affiliates	(93)	(140)
Other non-current assets and liabilities	2,126	797
Foreign exchange	(1,999)	(4,117)
Changes in non-cash working capital:
Accounts receivable	(9,259)	(11,564)
Expenditures billable to clients	(1,431)	(9,797)
Prepaid expenses and other current assets	(256)	(811)
Accounts payable, accruals and other liabilities	(5,138)	(20,270)
Advance billings	6,610	23,391
Cash flows used in continuing operating activities	928	(10,988)
Discontinued operations	(368)	538
Net cash provided by (used in) operating activities	560	(10,450)
Cash flows from investing activities:
Capital expenditures	(830)	(4,177)
Acquisitions, net of cash acquired	(3,352)	(5,487)
Proceeds from sale of assets	2	136
Other investments	59	(109)

Cash Flows from continuing investing activities	(4,121)	(9,637)
Discontinued operations	—	(296)
Net cash used in investing activities	(4,121)	(9,933)
Cash flows from financing activities:
Proceeds from revolving credit facility	9,866	16,660
Repayment of long-term debt	(635)	(200)
Proceeds from stock subscription receivable	13	—
Purchase of treasury shares	(320)	(874)
Net cash provided by continuing financing activities	8,924	15,586
Effect of exchange rate changes on cash and cash equivalents	(447)	136
Net increase (decrease) in cash and cash equivalents	4,916	(4,661)
Cash and cash equivalents at beginning of period	41,331	10,410
Cash and cash equivalents at end of period	$46,247	$5,749

Supplemental disclosures:
Cash paid to noncontrolling partners	$3,119	$4,826
Cash income taxes paid (refund received)	$(66)	$280
Cash interest paid	$2,738	$2,737
Non-cash transactions:
Share capital issued on acquisitions	$—	$2,360
Capital leases	$187	$72

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Effective December 2008, three of the Company’s operating subsidiaries, Clifford/Bratskeir Public Relations, LLC, Ito Partners, LLC and Mobium Creative Group (a division of Colle + McVoy) have been deemed discontinued operations.  All periods have been restated to reflect these discontinued operations.

In accordance with the adoption of FAS 160 (See Note 13), Noncontrolling Interests (formerly minority interests) have been reclassified in the prior periods to conform with the current period presentation.

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

Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets, and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value Measurements.  The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 12% and 17% of the Company’s consolidated accounts receivable at March 31, 2009 and December 31, 2008, respectively. This client also accounted for 19% and 20% of revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2009 and December 31, 2008, is approximately $44 and $51, respectively, of cash restricted as to its use by the Company.

Redeemable Noncontrolling Interests.  In accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”, (“D-98”), the Company has recorded its put options at their current estimated redemption amounts.  D-98 requires that these obligations be recorded as mezzanine equity.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to equity.  These adjustments will not impact the calculation of earnings per share.  At December 31, 2008, the Company has reclassified $21,751 of the originally reflected minority interest of $22,622 to redeemable noncontrolling interests and $871 to noncontrolling interests.  The amount reclassified to redeemable noncontrolling interests of $21,751 represents minority interest equity which are subject to put obligations.  In addition, the Company recorded $37,849 to redeemable noncontrolling interests which represents the estimated put option redemption amounts.

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

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) was issued. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, in July 2000, the EITF of the Financial Accounting Standards Board released Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses”. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

In February and March 2009, the Company issued 3,694,686 Stock Appreciation Rights (“SARs”) to its employees and directors.  The SARs have an exercise price of $3.72 and one-third will vest on each of the anniversary dates of grant in 2010, 2011 and 2012. The Company will be recording a non-cash stock based compensation charge of $4,311 from the date of grant through 2012 for these SARs awards.

For the three months ended March 31, 2009, the Company has recorded a $270 charge relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying award using the Black-Scholes Option Pricing Model.  The weighted average fair value of the awards was $1.17, based on a volatility range of 39.84% to 41.06%, risk free interest range of 1.76% to 1.82%, no dividends and an expected life range of 3 to 4 years.

A total of 616,632 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of March 31, 2009.

3.            Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2009	2008
Numerator
Numerator for basic income per common share – income from continuing operations	$663	$1,767
Net income attributable to the noncontrolling interests	(382)	(2,125)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	281	(358)
Effect of dilutive securities	—	—
Numerator for diluted income (loss) per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$281	$(358)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	27,115,751	26,497,163
Effect of dilutive securities	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares	27,115,751	26,497,163
Basic income (loss) per common share from continuing operations	$0.01	$(0.01)
Diluted income (loss) per common share from continuing operations	$0.01	$(0.01)

The 8% convertible debentures, options and other rights to purchase 9,067,422 shares of common stock, which includes 616,632 shares of non-vested restricted stock, were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted income per common share because their effect would be antidilutive because of the market price of the stock at March 31, 2009.  During the three months ended March 31, 2008, the 8% convertible debentures, options and other rights to purchase 7,090,359 shares of common stock, which includes 487,624 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.      Acquisitions

First Quarter 2009 Acquisitions

Effective January 22, 2009, the Company acquired an additional 8.9% of equity interests in HL Group LLC, thereby increasing MDC’s ownership to 64.3%. The purchase price totaled $1,100 and was paid in cash at closing. Pursuant to the adoption of FAS 141R and FAS 160 (Note 13), the Company recorded an entry to reduce Redeemable Noncontrolling Interests, as this purchase was pursuant to the early exercise of an existing put/call option. Accordingly, no additional intangibles have been recorded. However, the amount of the purchase price will be tax deductible.

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

On November 24, 2008, the Company agreed to make an early payment to KBP Management Partners LLC of the contingent payment originally due in 2009 pursuant to the purchase agreement entered into in November 2007. The additional payment totaled $16,005, of which $14,124 was paid in cash in November 2008 and $1,881 was paid in 2009.  This additional payment was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement a stock based compensation charge of $3,548 has been recorded for amounts paid to the phantom equity holders.  The goodwill is tax deductible.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2008 assume that the acquisition of the operating assets of the significant businesses acquired during 2008 had occurred on January 1, 2008. For the three months ended March 31, 2009, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

Three Months Ended March 31, 2008
Revenues	$140,902
Net loss attributable to MDC Partners Inc.	$(3,480)
Loss per common share:
Basic – net loss attributable to MDC Partners Inc.	$(0.13)
Diluted – net loss attributable to MDC Partners Inc.	$(0.13)

5.       Accrued and Other Liabilities

At March 31, 2009 and December 31, 2008, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $2,329 and $4,856, respectively.

6.       Discontinued Operations

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management.  This transaction was completed in April 2009.  As a result of this transaction, the Company has classified this entity’s results as discontinued operations.  Bratskeir’s results of operations, net of income tax benefits, for the three months ended March 31, 2009 and 2008 were losses of $252 and $704, respectively.  This entity had been previously included in the Company’s Specialized Communication Service segment.

Effective December 3, 2008, Colle & McVoy, LLC (“Colle’), completed the sale of certain assets of its Mobium division.  Mobium’s results of operations, net of income tax benefits for the three months ended March 31, 2009 and 2008 were a loss of nil and $317, respectively.  This entity had been previously included in the Company’s Strategic Marketing Service segment.

Effective June 30, 2008, the Company sold its 60% interest in The Ito Partnership (“Ito”), a start-up operation formed in 2006.  Ito’s results of operations, net of income tax benefits for the three months ended March 31, 2009 and 2008 were a loss of nil and $14, respectively.  This entity had been previously included in the Company’s Specialized Communication service segment.

In 2007, the Company ceased all operations relating to Margeotes Fertitta Powell, LLC (“MFP”) and accordingly have classified these operations as discontinued.  The results of operations of MFP for the three months ended March 31, 2008 was a loss, net of income tax benefits of $2,001 and consists primarily of the accrual of lease abandonment costs and severance costs.  For the three months ended March 31, 2009, MFP had no results of operations.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, were the following:

	Three Months Ended March 31,
	2009	2008
Revenue	$481	$2,599
Operating loss	$383	$4,239
Other expense	$—	$(395)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$252	$3,036

7.       Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended March 31,
	2009	2008
Net income (loss) for the period	$411	$(1,269)
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	(1,834)	(3,389)
Comprehensive loss	(1,423)	(4,658)
Comprehensive income attributable to the noncontrolling interest	(376)	(2,117)
Comprehensive loss attributable to MDC Partners Inc.	$(1,799)	$(6,775)

8.       Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	March 31, 2009	December 31, 2008

Revolving credit facility	$19,567	$9,701
8% convertible debentures	35,677	36,946
Term loans	130,000	130,000
Notes payable and other bank loans	2,401	2,789
	187,645	179,436
Obligations under capital leases	1,990	2,062
	189,635	181,498
Less:
Current portions	1,519	1,546
Long term portion	$188,116	$179,952

MDC Financing Agreement and Debentures

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

The Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At March 31, 2009, the weighted average interest rate was 6.87%.

At March 31, 2009, $30,810 remains available under the Financing Agreement to support the Company’s future cash requirements. The Company’s obligations under the Financing Agreement are guaranteed by the material subsidiaries of the Company. The Financing Agreement matures on June 17, 2012, and is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $11.10 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $792.83 (C$1,000.00) principal amount of Debentures.

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

9.	Total Equity

During the three months ended March 31, 2009, Class A share capital increased by $4,330, as the Company issued 544,320 Class A shares related to vested restricted stock.  During the three months ended March 31, 2009, “Additional paid-in capital” decreased by $4,330 related to the vested restricted stock, by $36,960 relating to the recording of existing put options in accordance with the adoption of FAS 160 and EITF Topic D-98 (Note 13), and $213 related to acquisitions offset by $1,686 related to an increase from stock-based compensation that was expensed during the same period and a reclassification of the $6,347 to charges in excess of capital.

In March 2009, the Company purchased and retired 106,904 Class A shares for $320 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock.

Total equity decreased $37,579, which is comprised of the put options of $36,960, a reduction in total accumulated other comprehensive income of $1,834, treasury stock purchases of $320, and acquisition related adjustments of $213, offset in part by an increase in stock-based compensation of $1,686, net income attributable to MDC Partners of $29 and other transactions of $33.

10.	Other Income (Expense)

	Three Months Ended March 31,
	2009	2008
Other income	$33	$36
Foreign currency transaction gain	2,607	3,639
Loss on sale of assets	(11)	(48)
	$2,629	$3,627

11.	Segmented Information

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$78,870	$29,132	$18,736	$—	$126,738

Cost of services sold	49,019	21,970	14,890	—	85,879

Office and general expenses	18,280	5,485	3,475	3,912	31,152

Depreciation and amortization	5,240	1,839	420	94	7,593

Operating Profit/(Loss)	6,331	(162)	(49)	(4,006)	2,114

Other Income (Expense):
Other income, net					2,629
Interest expense, net					(3,558)

Income from continuing operations before income taxes, equity in affiliates					1,185
Income tax expense					615

Income from continuing operations before equity in affiliates					570
Equity in earnings of non-consolidated affiliates					93
Income from continuing operations					663
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(252)

Net Income					411
Net income attributable to the noncontrolling interests	(365)	—	(17)	—	(382)
Net income attributable to MDC Partners Inc.					$29

Non cash stock based compensation	$433	$29	$161	$1,274	$1,897

Supplemental Segment Information:

Capital expenditures	$680	$—	$131	$19	$830

Goodwill and intangibles	$216,409	$30,813	$33,305	$—	$280,527

Total assets	$356,614	$62,010	$79,015	$38,446	$536,085

Three Months Ended March 31, 2008
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$76,978	$34,663	$29,261	$—	$140,902

Cost of services sold	49,521	25,690	20,308	—	95,519

Office and general expense	18,924	5,921	5,227	4,383	34,455

Depreciation and amortization	7,281	1,825	602	68	9,776

Operating Profit/(Loss)	1,252	1,227	3,124	(4,451)	1,152

Other Income (Expense):
Other income, net					3,627
Interest expense, net					(3,444)

Income from continuing operations before income taxes, equity in affiliates					1,335
Income tax recovery					292

Income from continuing operations before equity in affiliates					1,627
Equity in income of non-consolidated affiliates					140

Income from continuing operations					1,767

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(3,036)

Net Loss					(1,269)
Net income attributable to the noncontrolling interests	(687)	(57)	(1,381)	—	(2,125)
Net Loss attributable to MDC Partners Inc.					$(3,394)

Non cash stock based compensation	$446	$32	$252	$1,268	$1,998

Supplemental Segment Information:

Capital expenditures	$2,678	$878	$593	$28	$4,177

Goodwill and intangibles	$200,314	$29,128	$45,808	$—	$275,250

Total assets	$348,925	$75,407	$101,717	$13,641	$539,690

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2009	$108,042	$17,565	$1,131	$126,738
2008	$115,267	$22,150	$3,485	$140,902

12. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company with respect of certain of its acquisitions made prior to January 1, 2009, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at March 31, 2009 would be expected to be owed in 2009.

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2009, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $31,382 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,887 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $3,974 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.  Pursuant to the adoption of FAS 160 and EITF Topic D-98 (Note 13), the aggregate amount of these options $35,356 has been recorded on the balance at March 31, 2009 and is included in Redeemable Noncontrolling Interests.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2009 and 2008, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $138 in one investment fund over a period of up to two years. At March 31, 2009, the Company has issued $4,623 of undrawn outstanding letters of credit.

13. New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R “Business Combination” (“SFAS 141R”). This revised statement retains some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method” in Statement 141) for all business combinations but SFAS 141R broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This statement also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R will require both acquisition-related costs and restructuring costs to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. SFAS 141R is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application was prohibited. The adoption of this statement did not have a material effect on our financial statements.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application was prohibited.  EITF Topic D-98 was expanded in 2008 to require the recording of put options as a liability and a reduction of equity.  The adoption of these new statements has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $37,849.  As of December 31, 2008, the Company has reclassified $21,751 of minority interest to Redeemable Noncontrolling Interest, representing Noncontrolling Interests which could be purchased by the Company pursuant to the exercise of an existing Put option.  In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity-Noncontrolling Interest.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Equity.  For the three months ended March 31, 2008, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result, the net loss was reduced by $2,125.  These adjustments will not impact the calculation of earnings per share.  At March 31, 2009, the Company reduced its estimated redemption amounts by $889.

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

In November 2008, the EITF issued Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which is effective for the Company January 1, 2009. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have an impact on our financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of Statement 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement 141(R). FSP FAS 142-3 was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”).  FSP APB 14-1 addresses the accounting for convertible debt instruments that, by their stated terms, may be settled in cash upon conversion including partial cash settlement.  This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance did not have a material effect on our financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2009 means the period beginning January 1, 2009, and ending December 31, 2009).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2009 and 2008, and the financial condition of the Company as of March 31, 2009. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2008 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2008 to 2009 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the Condensed Consolidated Financial Statements.

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

Results of Operations:
For the Three Months Ended March 31, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$78,870	$29,132	$18,736	$—	$126,738

Cost of services sold	49,019	21,970	14,890	—	85,879

Office and general expenses	18,280	5,485	3,475	3,912	31,152

Depreciation and amortization	5,240	1,839	420	94	7,593

Operating Profit/(Loss)	6,331	(162)_	(49)	(4,006)	2,114

Other Income (Expense):
Other income, net					2,629
Interest expense, net					(3,558)

Income from continuing operations before income taxes, equity in affiliates					1,185
Income tax expense					615

Income from continuing operations before equity in affiliates					570
Equity in earnings of non-consolidated affiliates					93
Income from continuing operations					663
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(252)

Net income					411
Net income attributable to the noncontrolling interests	(365)	—	(17)	—	(382)
Net income attributable to MDC Partners Inc.					$29

Non cash stock based compensation.	$433	$29	$161	$1,274	$1,897

Results of Operations:
For the Three Months Ended March 31, 2008
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$76,978	$34,663	$29,261	$—	$140,902

Cost of services sold	49,521	25,690	20,308	—	95,519

Office and general expenses	18,924	5,921	5,227	4,383	34,455

Depreciation and amortization	7,281	1,825	602	68	9,776

Operating Profit/(Loss)	1,252	1,227	3,124	(4,451)	1,152

Other Income (Expense):
Other income, net					3,627
Interest expense, net					(3,444)

Income from continuing operations before income taxes, equity in affiliates					1,335
Income tax recovery					292

Income from continuing operations before equity in affiliates					1,627
Equity loss of non-consolidated affiliates					140

Income from continuing operations					1,767

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(3,036)

Net loss					(1,269)
Net income attributable to the noncontrolling interests	(687)	(57)	(1,381)	—	(2,125)
Net loss attributable to MDC Partners Inc.					$(3,394)

Non cash stock based compensation	$446	$32	$252	$1,268	$1,998

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenue was $126.7 million for the quarter ended March 31, 2009, representing a decrease of $14.2 million, or 10%, compared to revenue of $140.9 million for the quarter ended March 31, 2008. This revenue decrease relates primarily to a decrease in organic revenues of $9.5 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2009, resulted in decreased revenues of $4.7 million.

Operating profit for 2009 was $2.1 million, compared to $1.2 million for 2008. The increase in operating profit was primarily the result of an increase in operating profit of $5.1 million in the Strategic Marketing Services (“SMS”) segment, partially offset by decreases in operating profits of $1.4 million and $3.2 million within the Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”) segments, respectively. In addition, Corporate operating expenses decreased by $0.4 million.

The income from continuing operations attributable to MDC Partners Inc. for the first quarter of 2009 was $0.3 million, compared to a loss of $0.4 million in 2008. This increase in income of $0.7 million was primarily the result of an increase in operating profits of $1.0 million and a decrease in net income attributable to noncontrolling interests of $1.7 million.  These amounts were offset by an increase in income tax expense of $0.9 million and a decrease in unrealized gains on foreign currency transactions of $1.0 million.

Marketing Communications Group

Revenues in 2009 attributable to the Marketing Communications Group, which consists of three reportable segments — Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”), and Specialized Communication Services (“SCS”), were $126.7 million compared to $140.9 million in 2008, representing a year-over-year decrease of 10%.

The components of decrease revenue in 2009 are shown in the following table:

	Revenue
	$000’s	%
Quarter ended March 31, 2008	$140,902	—
Organic	(9,455)	6.7%
Foreign exchange impact	(4,709)	3.3%
Quarter ended March 31, 2009	$126,738	10.0%

The geographic mix in revenues was consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	85%	82%
Canada	14%	16%
UK and other	1%	2%

The operating profit of the Marketing Communications Group increased by approximately 9.2% to $6.1 million from $5.6 million. Operating margins increased by 0.8% and were 4.8% for 2009 compared to 4.0% for 2008. The increase in operating profit and operating margin is primarily attributable to a decrease in depreciation and amortization of $2.2 million primarily related to the SMS segment. In addition, direct costs (excluding staff costs) decreased as a percentage of revenues from 27.6% of revenue in 2008 to 25.6% of revenue in 2009 due to a decrease in reimbursed client related direct costs. However, total staff costs as a percentage of revenues increased from 48.2% in 2008 to 51.1% in 2009. General and administrative costs increased as a percentage of revenue from 21.3% in 2008 to 21.5% in 2009.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the first quarter of 2009 were $78.9 million, compared to $77.0 million in 2008. The year-over-year increase of $1.9 million or 2.5% was attributable primarily to organic growth of $3.5 million as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2009 compared to 2008 resulted in a $1.6 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of SMS increased by approximately 406% to $6.3 million in 2009 from $1.3 million in 2008, while operating margins increased to 8.0% in 2009 from 1.6% in 2008. Operating profit increased due primarily to decreased depreciation and amortization of $2.0 million, which relates to the amortization of certain intangibles resulting from the CPB and KBP step-up acquisitions during the fourth quarter of 2007. In addition, direct costs (excluding staff costs) as a percentage of revenues decreased from 12.1% of revenue in 2008, to 11.0% of revenue in 2009. Total staff costs as a percentage of revenue decreased from 61.0% in 2008 to 60.4% in 2009, due in part to the managing of staff costs more closely due to the current economic conditions. General and administrative costs decreased as a percentage of revenue from 24.6% in 2008 to 23.2% in 2009, as a result of relatively fixed costs while revenue increased.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment in 2009 were $29.1 million, a decrease of $5.5 million or 16% compared to the $34.7 million reported for 2008. This decrease was a result of reduced revenues from existing clients in part as a result of clients reducing their outsourcing needs and the conversion of a customer care center to a new program which began in the fourth quarter of 2008.

Operating profit earned by CRM decreased to a loss of $0.2 million in 2009 from income of $1.2 million for 2008. Operating margins were (0.6)% for 2009 as compared to 3.5% in 2008. The decrease in margins is primarily due to an increase in cost of services sold from 74.1% in 2008 to 75.4% in 2009, and an increase in general and administrative costs as a percentage of revenue from 17.1% in 2008 to 18.8% in 2009.  These increases relate primarily to relatively fixed costs against a decrease in revenue.

Specialized Communication Services (“SCS”)

SCS generated revenues of $18.7 million for 2009, a decrease of $10.5 million, or 36% lower than revenues of $29.3 million in 2008. The year-over-year decrease was attributable primarily to reduced revenue of $7.4 million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $3.1 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased by $3.2 million to a loss of $0.1 million in 2009, from an operating profit of $3.1 million in 2008, with operating margins of (0.3)% in 2009 compared to 10.7% in 2008. The decrease in operating margin in 2009 was due primarily to an increase in total staff costs as a percentage of revenue from 47.4% in 2008, to 52.5% in 2009, and an increase in general and administrative costs as a percentage of revenue from 17.9% in 2008 to 18.5% in 2009.  Total staff costs decreased from $13.9 million in 2008 to $9.8 million in 2009.  However, revenue decreases outpaced the reduction of staff costs and general and administrative costs are relatively fixed costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $4.0 million in 2009 compared to $4.5 million in 2008. This decrease of $0.5 million is primarily due to a reduction in compensation and related costs.

Other Income, Net

Other income decreased to $2.6 million in 2009 compared to $3.6 million in 2008. The 2009 income is primarily comprised of a foreign exchange gain of $2.6 million for 2009, compared to a gain of $3.6 million recorded in 2008.  Specifically, this unrealized gain was due primarily to the strengthening in the US dollar during 2009 and 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2008. At March 31, 2009, the exchange rate was 1.26 Canadian dollars to one US dollar, compared to 1.22 at the end of 2008.

Net Interest Expense

Net interest expense for 2009 was $3.5 million, an increase of $0.1 million over the $3.4 million net interest expense incurred during 2008. Interest expense decreased $0.1 million in 2009 due to higher average outstanding debt in 2009, offset by lower interest rates. Interest income was $0.4 million for 2008 and $0.2 million in 2009.

Income Taxes

Income tax expense was $0.6 million in 2009 compared to an income tax recovery of $0.3 million for 2008. The Company’s effective tax rate was substantially higher than the statutory rate in 2009 due to noncontrolling interest charges, offset by non-deductible stock based compensation.  The Company’s effective tax rate was substantially lower than the statutory rate in 2008 due to noncontrolling interest charges and losses in certain tax jurisdictions where the benefits are expected to be realized, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2009 and 2008, income of $0.1 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $0.4 million for 2009, down $1.7 million from the $2.1 million of noncontrolling interest expense incurred during 2008. Such decrease was primarily due to the Company’s step-up in ownership of Accent and decreased profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss, net of an income tax benefit of $0.3 million from discontinued operations in 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009.

 The loss net of taxes from discontinued operations for 2008 was $3.0 million and is comprised of the operating results of Mobium, a division of Colle & McVoy, LLC (“Colle”), Bratskeir, The Ito Partnership (“Ito”) and Margeotes Fertitta Powell, LLC (“MFP”). MFP was previously discontinued in 2007; the other entities were discontinued in 2008.

Effective December 3, 2008, Colle completed the sale of certain assets of its Mobium division. The operating loss was $0.3 million, net of income tax benefits.

The operating loss of Bratskeir for 2008 was $0.7 million net of income tax benefits.

Effective June 30, 2008, the Company completed the sale of its equity interests in Ito.  The operating loss of Ito for 2008 was nominal.

In 2007, the Company ceased operation of MFP. In 2008, the Company recorded a loss of $2.0 million, net of income tax benefits resulting primarily from the accrual of lease abandonment costs and severance at MFP.

As a result, the Company has classified these operations as discontinued.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, net income attributable to MDC Partners Inc. recorded for 2009 was nominal or income of $0.00 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $3.4 million or $0.13 per diluted share reported for 2008.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2009	As of and for the three months ended March 31, 2008	As of and for the year ended December 31, 2008
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$46,247	$5,749	$41,331
Working capital (deficit)	$4,703	$(12,175)	$(12,091)
Cash from operations	$560	$(10,450)	$57,446
Cash from investing	$(4,121)	$(9,933)	$(50,186)
Cash from financing	$8,924	$15,586	$(23,510)
Long-term debt to total equity ratio	2.10	1.44	1.42
Fixed charge coverage ratio	1.22	1.25	2.01

As of March 31, 2009, and December 31, 2008, $6.3 million and $8.4 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Financing Agreement.

Due to the adoption of a new accounting pronouncement, in January 2009, the Company was required to record its outstanding Put Options on the Company’s balance sheet.  The result of recording these Put Options reduced total equity by $37.8 million.

Working Capital

At March 31, 2009, the Company had working capital of $4.7 million compared to a deficit of $12.1 million at December 31, 2008. The increase in working capital is primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2009, $2.3 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient availability of funds under its Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

 Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2009 was $0.9 million. This was attributable primarily to income from continuing operations attributable to MDC Partners of $0.3 million, depreciation and amortization and non-cash stock compensation of $9.6 million, and an increase of advance billings to clients of $6.6 million. This cash provided by continuing operations was partially offset by payments of accounts payable and accrued liabilities, which resulted in a cash use in operations of $5.1 million, an increase in accounts receivable of $9.3 million and an increase in expenditures billable to clients of $1.4 million. Discontinued operations attributable to MDC Partners used cash of $0.4 million in the three months ended March 31, 2009.

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2008 was $11.0 million. This was attributable primarily to a net operating loss from continuing operations attributable to MDC Partners of $0.4 million, payments of accounts payable and accrued liabilities, which resulted in a cash use from operations of $20.3 million, an increase in accounts receivable of $11.6 and an increase in expenditures billable to clients of $9.8 million. This use of cash was partially offset by depreciation and amortization and non-cash stock compensation of $11.9 million and an increase of advance billings to clients of $23.4 million. Discontinued operations attributable to MDC Partners provided cash of $0.5 million in the three months ended March 31, 2008.

Investing Activities

Cash flows used in investing activities were $4.1 million for the three months ended March 31, 2009, compared with $9.9 million in the three months ended March 31, 2008.

In the three months ended March 31, 2009, capital expenditures totaled $0.8 million, of which $0.7 million was incurred by the SMS segment, and $0.1 million was incurred by the SCS segment.  These expenditures consisted primarily of computer equipment and furniture and fixtures. Expenditures for capital assets in the three months ended March 31, 2008 were $4.2 million. Of this amount, $2.7 million was incurred by the SMS segment, $0.9 million was incurred by the CRM segment and $0.6 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the three months ended March 31, 2009, cash flow used for acquisitions was $3.4 million and related to the settlement of earn-out payments. Cash flow used in acquisitions was $5.5 million in the three months ended March 31, 2008.

Discontinued operations used cash of $0.3 million in 2008 relating to capital asset purchases.

Financing Activities

During the three months ended March 31, 2009, cash flows provided by in financing activities amounted to $8.9 million, and consisted primarily of borrowings under the Financing Agreement of $9.9 million, repayments of long-term debt of $0.6 million and the purchase of treasury shares for income tax withholding requirements of $0.3 million. During the three months ended March 31, 2008, cash flows provided by financing activities amounted to $15.6 million, and primarily consisted of borrowings under the Financing Agreement of $16.7 million, repayments of long-term debt of $0.2 million and the purchase of treasury shares for income tax withholding requirements of $0.9 million.

On June 18, 2007, the Company and its material subsidiaries entered into a $185 million Financing Agreement with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders.

This current Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at March 31, 2009 was 6.87%.

The Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of March 31, 2009 was $189.6 million, an increase of $8.1 million compared with the $181.5 million outstanding at December 31, 2008, primarily as a result of borrowings under the revolving credit facility to fund seasonal working capital requirements. At March 31, 2009, $30.8 million is available under the Financing Agreement.

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

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended March 31, 2009, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

March 31, 2009
Total Senior Leverage Ratio	1.87
Maximum per covenant	3.25

Fixed Charges Ratio	3.19
Minimum per covenant	1.30

Minimum earnings before interest, taxes, depreciation and amortization	$65.4 million
Minimum per covenant	$43.0 million

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

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At March 31, 2009, there was $3.4 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $43.6 million of additional deferred purchase obligations could be triggered during 2009 or thereafter, including approximately $9.9 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2009 to 2018. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2009, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $31.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $4.0 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $4.0 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $7.0 million of the estimated $31.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $6.0 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2009	2010	2011	2012	2013 & Thereafter	Total
	($ Millions)
Cash	$6.4	$0.9	$1.3	$4.0	$14.8	$27.4
Shares	0.6	0.1	0.7	1.0	1.6	4.0
	$7.0	$1.0	$2.0	$5.0	$16.4	31.4	(1)
Operating income before depreciation and amortization to be received(2)	$1.6	$0.3	$0.9	$1.8	$1.4	$6.0
Cumulative operating income before depreciation and amortization(3)	$1.6	$1.9	$2.8	$4.6	6.0		(5)

(1)
This amount, in addition to put options only exercisable upon termination of $4.0 million have been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet in conjunction with the adoption of a new accounting pronouncement.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2008 and first quarter 2009 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

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

The Company follows EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses”. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses

Acquisitions, Goodwill and Other Intangibles .  A fair value approach is used in testing goodwill for impairment under SFAS 142 to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.

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

A summary of the Company’s deferred acquisition consideration obligations, sometimes referred to as earnouts, and obligations under put rights of subsidiaries’ noncontrolling shareholders to purchase additional interests in certain subsidiary and affiliate companies is set forth in the “Liquidity and Capital Resources” section of this report. The deferred acquisition consideration obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are primarily based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is determinable.

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

New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R “Business Combination” (“SFAS 141R”). This revised statement retains some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method” in Statement 141) for all business combinations but SFAS 141R broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This statement also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R will require both acquisition-related costs and restructuring costs to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. SFAS 141R is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application was prohibited. The adoption of this statement did not have a material effect on its financial statements.

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application was prohibited. EITF Topic D-98 was expanded in 2008 to require the recording of put options as a liability and a reduction of equity.  The adoption of these new statements has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $37,849.  As of December 31, 2008, the Company has reclassified $21,751 of minority interest to Redeemable Noncontrolling Interest, representing Noncontrolling Interests which would be purchased by the Company pursuant to the exercise of an existing Put option.  In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity – Noncontrolling Interest.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Equity.  For the three months ended March 31, 2008, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result, the net loss was reduced by $2,125.  These adjustments will not impact the calculation of earnings per share.  At March 31, 2009, the Company reduced its estimated redemption amounts by $889.

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

In November 2008, the EITF issued Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which is effective for the Company January 1, 2009. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have an impact on our financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of Statement 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement 141(R). FSP FAS 142-3 was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”).  FSP APB 14-1 addresses the accounting for convertible debt instruments that, by their stated terms, may be settled in cash upon conversion including partial cash settlement.  This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance did not have a material effect on our financial statements.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with severe effects of national and regional economic downturn;

•	the Company’s ability to attract new clients and retain existing clients;

•	the financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2008 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At March 31, 2009, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $149.6 million, as of March 31, 2009, a 1.0% increase or decrease in the weighted average interest rate, which was 6.87% at March 31, 2009, would have an interest impact of approximately $1.5 million annually.

Foreign Exchange:   The Company conducts business in four currencies, the US dollar, the Canadian dollar, Jamaican dollar and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between US and Canada.  For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur an approximate $0.4 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

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

May 1, 2009

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