Form 10-Q
period 2009-06-30
MDC PARTNERS INC
filed 2009-07-31
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of July 30, 2009 were: 28,058,818 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		Reclassified (Note 1)		Reclassified (Note 1)
Revenue:
Services	$134,882	$156,949	$261,620	$297,851
Operating Expenses:
Cost of services sold	88,238	102,333	174,117	197,852
Office and general expenses	30,173	36,435	61,325	70,890
Depreciation and amortization	7,604	8,585	15,197	18,361
	126,015	147,353	250,639	287,103
Operating profit	8,867	9,596	10,981	10,748
Other Income (Expenses):
Other income (expense)	(2,541)	(501)	89	3,127
Interest expense	(3,723)	(3,656)	(7,484)	(7,567)
Interest income	70	428	272	894
	(6,194)	(3,729)	(7,123)	(3,546)
Income from continuing operations before income taxes, equity in affiliates	2,673	5,867	3,858	7,202
Income tax expense	1,608	4,485	2,223	4,193
Income from continuing operations before equity in affiliates	1,065	1,382	1,635	3,009
Equity in earnings of non-consolidated affiliates	105	81	198	221
Income from continuing operations	1,170	1,463	1,833	3,230
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(108)	(2,891)	(361)	(5,927)
Net income (loss)	1,062	(1,428)	1,472	(2,697)
Net income attributable to the noncontrolling interests	(983)	(3,044)	(1,365)	(5,167)
Net income (loss) attributable to MDC Partners Inc.	$79	$(4,472)	$107	(7,864)

Income (loss) Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.01	$(0.06)	$0.02	(0.07)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.00)	(0.11)	(0.01)	(0.22)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.01	$(0.17)	$0.01	(0.29)
Weighted Average Number of Common Shares Outstanding:
Basic	27,440,030	26,831,952	27,278,786	26,664,557
Diluted	27,684,194	26,831,952	27,278,786	26,664,557

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$286	$303	$497	$542
Office and general expenses	1,759	1,560	3,445	3,319
Total	$2,045	$1,863	$3,942	$3,861

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Reclassified) (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$57,934	$41,331
Accounts receivable, less allowance for doubtful accounts of $2,481 and $2,179	118,151	106,954
Expenditures billable to clients	18,676	16,949
Prepaid expenses	5,502	5,240
Other current assets	3,548	5,270
Total Current Assets	203,811	175,744
Fixed assets, at cost, less accumulated depreciation of $75,392 and $69,018	38,406	44,021
Investment in affiliates	1,938	1,593
Goodwill	239,534	238,214
Other intangibles assets, net	39,888	46,852
Deferred tax asset	10,788	11,926
Other assets	9,915	10,889
Total Assets	$544,280	$529,239
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$79,692	$75,360
Accruals and other liabilities	58,553	55,338
Advance billings	51,301	50,053
Current portion of long-term debt	40,183	1,546
Deferred acquisition consideration	3,311	5,538
Total Current Liabilities	233,040	187,835
Revolving credit facility	11,860	9,701
Long-term debt	132,767	133,305
Convertible notes	—	36,946
Other liabilities	9,529	6,949
Deferred tax liabilities	4,596	4,700

Total Liabilities	391,792	379,436

Redeemable Noncontrolling Interests (Note 14)	56,068	21,751
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 27,443,346 and 26,987,017 shares issued in 2009 and 2008	217,774	213,533
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2009 and 2008, each convertible into one Class A share	1	1
Additional paid-in capital	—	33,470
Charges in excess of capital	(2,508)	—
Accumulated deficit	(112,732)	(112,836)
Stock subscription receivable	(341)	(354)
Accumulated other comprehensive income (loss)	(6,570)	(6,633)
MDC Partners Inc. Shareholders’ Equity	95,624	127,181
Noncontrolling Interests	796	871
Total Equity	96,420	128,052
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$544,280	$529,239

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,472	$(2,697)
Net income attributable to the noncontrolling interests	(1,365)	(5,167)
Net income (loss) attributable to MDC Partners Inc.	107	(7,864)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(361)	(5,927)
Income (loss) attributable to MDC Partners Inc. from continuing operations	468	(1,937)
Adjustments to reconcile net income (loss) attributable to MDC Partners Inc. from continuing operations to cash provided by operating activities
Depreciation	8,171	8,275
Amortization of intangibles	7,026	10,086
Non-cash stock-based compensation	3,511	3,458
Amortization of deferred finance charges	661	688
Deferred income taxes	1,034	577
Earnings of non-consolidated affiliates	(198)	(221)
Other non-current assets and liabilities	3,303	1,017
Foreign exchange	920	(3,062)
Changes in non-cash working capital:
Accounts receivable	(11,191)	(15,155)
Expenditures billable to clients	(1,727)	(9,626)
Prepaid expenses and other current assets	1,021	(289)
Accounts payable, accruals and other liabilities	7,474	8,889
Advance billings	1,248	19,921
Cash flows provided by continuing operating activities	21,721	22,621
Discontinued operations	(290)	534
Net cash provided by operating activities	21,431	23,155
Cash flows from investing activities:
Capital expenditures	(2,087)	(8,594)
Acquisitions, net of cash acquired	(3,643)	(9,782)
Proceeds (loss) from sale of assets	(56)	231
Other investments	(33)	(114)
Profit distributions from non-consolidated affiliates	59	68
Cash Flows used in continuing investing activities	(5,760)	(18,191)
Discontinued operations	—	(297)
Net cash used in investing activities	(5,760)	(18,488)
Cash flows from financing activities:
Proceeds from revolving credit facility	2,159	4,900
Repayment of long-term debt	(897)	(443)
Proceeds from stock subscription receivable	13	3
Purchase of treasury shares	(402)	(876)
Net cash provided by continuing financing activities	873	3,584
Effect of exchange rate changes on cash and cash equivalents	59	(151)
Net increase in cash and cash equivalents	16,603	8,100
Cash and cash equivalents at beginning of period	41,331	10,410
Cash and cash equivalents at end of period	$57,934	$18,510

Supplemental disclosures:
Cash paid to noncontrolling partners	$4,574	$7,247
Cash income taxes paid	$402	$873
Cash interest paid	$6,962	$6,981
Non-cash transactions:
Share capital issued on acquisitions	$—	$1,573
Capital leases	$288	$284

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

In accordance with the adoption of FAS 160 (See Note 14), Noncontrolling Interests (formerly minority interests) have been reclassified in the prior periods to conform with the current period presentation.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for approximately 12% and 17% of the Company’s consolidated accounts receivable at June 30, 2009 and December 31, 2008, respectively. This client also accounted for 18% of revenue for the three and six months ended June 30, 2009, and 19% and 20% of revenue for the three and six months ended June 30, 2008, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at June 30, 2009 and December 31, 2008, is approximately $62 and $51, respectively, of cash restricted as to its use by the Company.

Redeemable Noncontrolling Interests.  In accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”, (“D-98”), the Company has recorded its put options at their current estimated redemption amounts.  D-98 requires that these obligations be recorded as mezzanine equity.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity.  These adjustments will not impact the calculation of earnings per share.  At December 31, 2008, the Company has reclassified $21,751 of the originally reflected minority interest of $22,622 to redeemable noncontrolling interests and $871 to noncontrolling interests.  The amount reclassified to redeemable noncontrolling interests of $21,751 represents minority interest equity which are subject to put obligations.  In addition, as of June 30, 2009, the Company has recorded $34,170 to redeemable noncontrolling interests which represents the estimated put option redemption amounts.

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

For the three and six months ended June 30, 2009, the Company has recorded charges of $739 and $1,008, respectively, relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying award using the Black-Scholes Option Pricing Model.  The weighted average fair value of the awards was $1.17, based on a volatility range of 39.84% to 41.06%, risk free interest range of 1.76% to 1.82%, no dividends and an expected life range of 3 to 4 years.

A total of 615,472 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of June 30, 2009.

3.	Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Numerator for basic income (loss) per common share - income from continuing operations	$1,170	$1,463	$1,833	$3,230
Net income attributable to the noncontrolling interests	(983)	(3,044)	(1,365)	(5,167)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$187	$(1,581)	$468	$(1,937)
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$187	$(1,581)	$468	$(1,937)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	27,440,030	26,831,952	27,278,786	26,664,557
Effect of dilutive securities:	244,164	—	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares	27,684,194	26,831,952	27,278,786	26,664,557
Basic income (loss) per common share from continuing operations	$0.01	$(0.06)	$0.02	$(0.07)
Diluted income (loss) per common share from continuing operations	$0.01	$(0.06)	$0.02	$(0.07)

The 8% convertible debentures, options and other rights to purchase 8,863,413 shares of common stock, which includes 615,472 shares of non-vested restricted stock, were outstanding during the six months ended June 30, 2009, but were not included in the computation of diluted income per common share because their effect would be antidilutive because of the market price of the stock at June 30, 2009.  During the six months ended June 30, 2008, the 8% convertible debentures, options and other rights to purchase 6,602,450 shares of common stock, which includes 472,436 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.	Acquisitions

First Quarter 2009 Acquisitions

Effective January 22, 2009, the Company acquired an additional 8.9% of equity interests in HL Group LLC, thereby increasing MDC’s ownership to 64.3%. The purchase price totaled $1,100 and was paid in cash at closing. Pursuant to the adoption of FAS 141R and FAS 160 (Note 14), the Company recorded an entry to reduce Redeemable Noncontrolling Interests, as this purchase was pursuant to the early exercise of an existing put/call option. Accordingly, no additional intangibles have been recorded. However, the amount of the purchase price will be tax deductible.

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

Effective October 10, 2008, MDC acquired an additional 8.56% of Zig Inc. and an additional 13.17% of an affiliate of Zig Inc. for cash of $1,320. These transactions increased the Company’s equity ownership in Zig Inc to 74.07%. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $176 (consisting of customer lists and existing backlog) and goodwill of $1,196. The identified intangibles will be amortized over 30 months in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The tax deductible portion of these transactions amounts to $253.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2008 assume that the acquisition of the operating assets of the significant businesses acquired during 2008 had occurred on January 1, 2008. For the three and six months ended June 30, 2009, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$156,949	$297,851
Net loss attributable to MDC Partners Inc.	$(3,834)	$(7,313)
Loss per common share:
Basic – net loss attributable to MDC Partners Inc.	$(0.14)	$(0.27)
Diluted – net loss attributable to MDC Partners Inc.	$(0.14)	$(0.27)

5.	Accrued and Other Liabilities

At June 30, 2009 and December 31, 2008, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $2,336 and $4,856, respectively.

6.	Discontinued Operations

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management.  This transaction was completed in April 2009.  As a result of this transaction, the Company has classified this entity’s results as discontinued operations.  Bratskeir’s results of operations, net of income tax benefits, for the three and six months ended June 30, 2009, were losses of $108 and $361, respectively.  The results of operations, net of income tax benefits, for the three and six months ended June 30, 2008, were losses of $614 and $1,318, respectively.  This entity had been previously included in the Company’s Specialized Communication Service segment.

Effective December 3, 2008, Colle & McVoy, LLC (“Colle’), completed the sale of certain assets of its Mobium division.  Mobium’s results of operations, net of income tax benefits for the three and six months ended June 30, 2008, were a loss of $452 and $770, respectively.  This entity had been previously included in the Company’s Strategic Marketing Service segment.

Effective June 30, 2008, the Company sold its 60% interest in The Ito Partnership (“Ito”), a start-up operation formed in 2006.  Ito’s results of operations, net of income tax benefits for the three and six months ended June 30, 2008, were a loss of $791 and $806, respectively.  This entity had been previously included in the Company’s Specialized Communication service segment.

In 2007, the Company ceased all operations relating to Margeotes Fertitta Powell, LLC (“MFP”) and accordingly have classified these operations as discontinued.  The results of operations of MFP for the three and six months ended June 30, 2008 was a loss, net of income tax benefits of $1,033 and $3,034 and consists primarily of the accrual of lease abandonment costs and severance costs.  In 2008, second quarter loss includes income tax expense of $1,031 relating to the increase in the valuation allowance relating to net operating loss carry forwards.  For the six months ended June 30, 2009, MFP had no results of operations.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months and six months ended June 30, were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$—	$1,907	$481	$4,506
Operating loss	$(167)	$(1,431)	$(549)	$(5,670)
Other expense	$—	$(1,129)	$—	$(1,524)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(108)	$(2,891)	$(361)	$(5,927)

7.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) for the period	$1,062	$(1,428)	$1,472	$(2,697)
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	1,904	411	70	(2,977)
Comprehensive income (loss)	2,966	(1,017)	1,542	(5,674)
Comprehensive income attributable to the noncontrolling interest	(996)	(3,045)	(1,372)	(5,161)
Comprehensive income (loss) attributable to MDC Partners Inc.	$1,970	$(4,062)	$170	$(10,835)

8.	Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	June 30, 2009	December 31, 2008

Revolving credit facility	$11,860	$9,701
8% convertible debentures	38,693	36,946
Term loans	130,000	130,000
Notes payable and other bank loans	2,401	2,789
	182,954	179,436
Obligations under capital leases	1,856	2,062
	184,810	181,498
Less:
Current portions	40,183	1,546
Long term portion	$144,627	$179,952

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

The Financing Agreement consists of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At June 30, 2009, the weighted average interest rate was 7.0%.

At June 30, 2009, $38,743 remains available under the Financing Agreement to support the Company’s future cash requirements. The Company’s obligations under the Financing Agreement are guaranteed by the material subsidiaries and secured by all assets of the Company. The Financing Agreement matures on June 17, 2012, and is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $12.04 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $859.85 (C$1,000.00) principal amount of Debentures.

From July 1, 2009 until the maturity of the Debentures, the Debentures may be redeemed by the Company at a price equal to the principal amount of the Debenture plus accrued and unpaid interest, if any. The Company may elect to satisfy the redemption consideration, in whole or in part, by issuing Class A subordinate voting shares of the Company to the holders, the number of which will be determined by dividing the principal amount of the Debenture by 95% of the current market price of the Class A subordinate voting shares on the redemption date. Upon the occurrence of a change of control, the Company shall be required to make an offer to purchase all of the then outstanding Debentures at a price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to the purchase date.

9.	Total Equity

During the six months ended June 30, 2009, Class A share capital increased by $4,643, as the Company issued 579,320 Class A shares related to vested restricted stock.  During the six months ended June 30, 2009, “Additional paid-in capital” decreased by $4,643 related to the vested restricted stock, by $34,718 relating to the recording of existing put options in accordance with the adoption of FAS 160 and EITF Topic D-98 (Note 14), and $213 related to acquisitions offset by $3,511 related to an increase from stock-based compensation that was expensed during the same period and a reclassification of the $2,508 to charges in excess of capital.

In March and April 2009, the Company purchased and retired 122,991 Class A shares for $402 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock.

Total equity decreased $31,632, which is comprised of the put options of $34,718, treasury stock purchases of $402, and acquisition related adjustments of $213, offset in part by an increase in stock-based compensation of $3,511, net income attributable to MDC Partners of $107, and an increase in total accumulated other comprehensive income of $63, and other transactions of $20.

10.	Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities.   This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

In order to increase consistency and comparability in fair value measurements, FAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets measured at fair value on a recurring basis include the following as of June 30, 2009:

	Fair Value Measurement at June 30, 2009 Using

	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	June 30,
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Put options	$—	$—	$34,170	$34,170

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment.  Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are considered to be level 3 inputs.  During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level.

As of June 30, 2009, the Company has estimated the redemption amounts of the Company’s outstanding put options, as described in Note 13.  The following table presents a reconciliation of the Company’s Redeemable Noncontrolling Interests measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Put Options
Balance, January 1, 2009	$37,849
Transfers to Level 3	—
Put options exercised	(1,121)
Put options granted	—
Currency translation	576
Gains and losses:
Reported in earnings	—
Reported in additional paid in capital	(3,134)
Balance, June 30, 2009	$34,170

11.	Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other income (expense)	$(56)	$9	$(22)	$46
Foreign currency transaction gain (loss)	(2,491)	(555)	116	3,084
Gain (loss) on sale of assets	6	45	(5)	(3)
	$(2,541)	$(501)	$89	$3,127

12.	Segmented Information

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

The SCS segment is an “Other” segment pursuant SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$82,502	$30,294	$22,086	$—	$134,882

Cost of services sold	49,045	22,120	17,073	—	88,238

Office and general expenses	17,318	5,311	3,405	4,139	30,173

Depreciation and amortization	5,341	1,768	415	80	7,604

Operating Profit/(Loss)	10,798	1,095	1,193	(4,219)	8,867

Other Income (Expense):
Other expense, net					(2,541)
Interest expense, net					(3,653)

Income from continuing operations before income taxes, equity in affiliates					2,673
Income tax expense					1,608

Income from continuing operations before equity in affiliates					1,065
Equity in earnings of non-consolidated affiliates					105

Income from continuing operations					1,170
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(108)

Net Income					1,062
Net income attributable to the noncontrolling interests	(783)	—	(200)	—	(983)
Net income attributable to MDC Partners Inc.					$79

Non cash stock based compensation	$371	$19	$164	$1,491	$2,045

Supplemental Segment Information:

Capital expenditures	$662	$518	$37	$40	$1,257

Goodwill and intangibles	$214,735	$34,048	$30,639	$—	$279,422

Total assets	$338,592	$65,925	$73,014	$66,749	$544,280

Three Months Ended June 30, 2008
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$88,126	$36,843	$31,980	$—	$156,949

Cost of services sold	53,811	26,358	22,164	—	102,333

Office and general expense	19,649	6,310	5,631	4,845	36,435

Depreciation and amortization	5,932	1,880	706	67	8,585

Operating Profit/(Loss)	8,734	2,295	3,479	(4,912)	9,596

Other Income (Expense):
Other expense, net					(501)
Interest expense, net					(3,228)

Income from continuing operations before income taxes, equity in affiliates					5,867
Income tax expense					4,485

Income from continuing operations before equity in affiliates					1,382
Equity in earnings of non-consolidated affiliates					81

Income from continuing operations					1,463

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(2,891)

Net Loss					(1,428)
Net income attributable to the noncontrolling interests	(1,842)	(130)	(1,072)	—	(3,044)
Net Loss attributable to MDC Partners Inc.					$(4,472)

Non cash stock based compensation	$571	$35	$222	$1,035	$1,863

Supplemental Segment Information:

Capital expenditures	$2,823	$1,234	$351	$9	$4,417

Goodwill and intangibles	$200,738	$29,000	$45,600	$—	$275,338

Total assets	$361,440	$76,038	$96,983	$18,210	$552,671

Six Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$161,372	$59,426	$40,822	$—	$261,620

Cost of services sold	98,064	44,089	31,964	—	174,117

Office and general expenses	35,598	10,796	6,880	8,051	61,325

Depreciation and amortization	10,581	3,608	835	173	15,197

Operating Profit/(Loss)	17,129	933	1,143	(8,224)	10,981

Other Income (Expense):
Other income, net					89
Interest expense, net					(7,212)

Income from continuing operations before income taxes, equity in affiliates					3,858
Income tax expense					2,223

Income from continuing operations before equity in affiliates					1,635
Equity in earnings of non-consolidated affiliates					198

Income from continuing operations					1,833
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(361)

Net Income					1,472
Net income attributable to the noncontrolling interests	(1,148)	—	(217)	—	(1,365)
Net income attributable to MDC Partners Inc.					$107

Non cash stock based compensation	$804	$48	$326	$2,764	$3,942

Supplemental Segment Information:

Capital expenditures	$1,367	$493	$168	$59	$2,087

Goodwill and intangibles	$214,735	$34,048	$30,639	$—	$279,422

Total assets	$338,592	$65,925	$73,014	$66,749	$544,280

Six Months Ended June 30, 2008
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$165,104	$71,506	$61,241	$—	$297,851

Cost of services sold	103,332	52,048	42,472	—	197,852

Office and general expense	38,573	12,231	10,858	9,228	70,890

Depreciation and amortization	13,213	3,705	1,308	135	18,361

Operating Profit/(Loss)	9,986	3,522	6,603	(9,363)	10,748

Other Income (Expense):
Other income, net					3,127
Interest expense, net					(6,673)

Income from continuing operations before income taxes, equity in affiliates					7,202
Income tax expense					4,193

Income from continuing operations before equity in affiliates					3,009
Equity in earnings of non-consolidated affiliates					221

Income from continuing operations					3,230

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(5,927)

Net Loss					(2,697)
Net income attributable to the noncontrolling interests	(2,528)	(187)	(2,452)	—	(5,167)
Net Loss attributable to MDC Partners Inc.					$(7,864)

Non cash stock based compensation	$1,017	$67	$474	$2,303	$3,861

Supplemental Segment Information:

Capital expenditures	$5,500	$2,112	$944	$38	$8,594

Goodwill and intangibles	$200,738	$29,000	$45,600	$—	$275,338

Total assets	$361,440	$76,038	$96,983	$18,210	$552,671

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2009	$114,897	$18,974	$1,011	$134,882
2008	$127,702	$25,750	$3,497	$156,949
Six Months Ended June 30,
2009	$222,938	$36,539	$2,143	$261,620
2008	$242,969	$47,900	$6,982	$297,851

13. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company with respect of certain of its acquisitions made prior to January 1, 2009, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at June 30, 2009 would be expected to be owed in 2009.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2009, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $30,439 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,463 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $3,731 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.  Pursuant to the adoption of FAS 160 and EITF Topic D-98 (Note 14), the aggregate amount of these options $34,170 has been recorded on the balance at June 30, 2009 and is included in Redeemable Noncontrolling Interests.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and six months ended June 30, 2009 and 2008, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $83 in one investment fund over a period of up to two years. At June 30, 2009, the Company has issued $4,397 of undrawn outstanding letters of credit.

14. New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on our Consolidated Financial Statements.

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

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application was prohibited.  EITF Topic D-98 was expanded in 2008 to require the recording of put options as a liability and a reduction of equity.  The adoption of these new statements has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $37,849 as of January 1, 2009.  As of December 31, 2008, the Company has reclassified $21,751 of minority interest to Redeemable Noncontrolling Interest, representing Noncontrolling Interests which could be purchased by the Company pursuant to the exercise of an existing Put option.  In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity-Noncontrolling Interest.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to Equity.  For the three and six months ended June 30, 2008, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result, the net loss was reduced by $3,044 and $5,167, respectively.  These adjustments will not impact the calculation of earnings per share.  At June 30, 2009, the Company reduced its estimated redemption amounts by $3,134.

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

15. Subsequent Event

On July 1, 2009, the Company, through CPB, acquired 100% of the preferred shares and 52% of the common shares of Crispin Porter & Bogusky Europe AB (formerly known as “daddy”), a digital agency based in Sweden.  At closing, CPB paid $3,052. The Company has additional calls and the minority owners have reciprocal puts on the remaining 48% of the common shares, which are exercisable in October 2009 and January 2012.  The current estimated cost of these puts and calls is approximately $6,100.

We have evaluated subsequent events through the filing of this Form 10-Q on July 31, 2009, and determined there have not been any events that have occurred that would require adjustments to our unaudited Consolidated Financial Statements.

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

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2009 and 2008, and the financial condition of the Company as of June 30, 2009. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2008 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

We conduct our businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are three reportable operating segments: Strategic Marketing Services (“SMS”), Customer Relationship Management (“CRM”) and Specialized Communication Services (“SCS”). In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions. Through our operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Europe and Jamaica.

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

Results of Operations:
For the Three Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$82,502	30,294	$22,086	$—	$134,882

Cost of services sold	49,045	22,120	17,073	—	88,238

Office and general expenses	17,318	5,311	3,405	4,139	30,173

Depreciation and amortization	5,341	1,768	415	80	7,604

Operating Profit/(Loss)	10,798	1,095	1,193	(4,219)	8,867

Other Income (Expense):
Other expense, net					(2,541)
Interest expense, net					(3,653)

Income from continuing operations before income taxes, equity in affiliates					2,673
Income tax expense					1,608

Income from continuing operations before equity in affiliates					1,065
Equity in earnings of non-consolidated affiliates					105

Income from continuing operations					1,170
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(108)

Net income					1,062
Net income attributable to the noncontrolling interests	(783)	—	(200)	—	(983)
Net income attributable to MDC Partners Inc.					$79

Non cash stock based compensation.	$371	$19	$164	$1,491	$2,045

Results of Operations:
For the Three Months Ended June 30, 2008
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$88,126	$36,843	$31,980	$—	$156,949

Cost of services sold	53,811	26,358	22,164	—	102,333

Office and general expenses	19,649	6,310	5,631	4,845	36,435

Depreciation and amortization	5,932	1,880	706	67	8,585

Operating Profit/(Loss)	8,734	2,295	3,479	(4,912)	9.596

Other Income (Expense):
Other expense, net					(501)
Interest expense, net					(3,228)

Income from continuing operations before income taxes, equity in affiliates					5,867
Income tax expense					4,485

Income from continuing operations before equity in affiliates					1,382
Equity in earnings non-consolidated affiliates					81

Income from continuing operations					1,463

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(2,891)

Net loss					(1,428)
Net income attributable to the noncontrolling interests	(1,842)	(130)	(1,072)	—	(3,044)
Net loss attributable to MDC Partners, Inc.					$(4,472)

Non cash stock based compensation	$571	$35	$222	$1,035	$1,863

Results of Operations:
For the Six Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$161,372	59,426	$40,822	$—	$261,620

Cost of services sold	98,064	44,089	31,964	—	174,117

Office and general expenses	35,598	10,796	6,880	8,051	61,325

Depreciation and amortization	10,581	3,608	835	173	15,197

Operating Profit/(Loss)	17,129	933	1,143	(8,224)	10,981

Other Income (Expense):
Other income, net					89
Interest expense, net					(7,212)

Income from continuing operations before income taxes, equity in affiliates					3,858
Income tax expense					2,223

Income from continuing operations before equity in affiliates					1,635
Equity in earnings of non-consolidated affiliates					198

Income from continuing operations					1,833
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(361)

Net income					1,472
Net income attributable to the noncontrolling interests	(1,148)	—	(217)	—	(1,365)
Net income attributable to MDC Partners Inc.					$107

Non cash stock based compensation.	$804	$48	$326	$2,764	$3,942

Results of Operations:
For the Six Months Ended June 30, 2008
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$165,104	$71,506	$61,241	$—	$297,851

Cost of services sold	103,332	52,048	42,472	—	197,852

Office and general expenses	38,573	12,231	10,858	9,228	70,890

Depreciation and amortization	13,213	3,705	1,308	135	18,361

Operating Profit/(Loss)	9,986	3,522	6,603	(9,363)	10,748

Other Income (Expense):
Other income, net					3,127
Interest expense, net					(6,673)

Income from continuing operations before income taxes, equity in affiliates					7,202
Income tax expense					4,193

Income from continuing operations before equity in affiliates					3,009
Equity loss of non-consolidated affiliates					221

Income from continuing operations					3,230

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(5,927)

Net loss					(2,697)
Net income attributable to the noncontrolling Interests	(2,528)	(187)	(2,452)	—	(5,167)
Net loss attributable to MDC Partners, Inc.					$(7,864)

Non cash stock based compensation	$1,017	$67	$474	$2,303	$3,861

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Revenue was $134.9 million for the quarter ended June 30, 2009, representing a decrease of $22.0 million, or 14.1%, compared to revenue of $156.9 million for the quarter ended June 30, 2008. This revenue decrease relates primarily to a decrease in organic revenues of $18.9 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2009, resulted in decreased revenues of $3.2 million.

Operating profit for second quarter of 2009 was $8.9 million, compared to $9.6 million for 2008. The decrease in operating profit was primarily the result of a decrease in operating profit of $2.3 and $1.2 million in the Specialized Communication Services (“SCS”) and Customer Relationship Management (“CRM”) segments, respectively.  This was partially offset by an increase in operating profits of $2.1 million within the Strategic Marketing Services (“SMS”) segment.  In addition, Corporate operating expenses decreased by $0.7 million.

The income from continuing operations attributable to MDC Partners Inc. for the second quarter of 2009 was $0.2 million, compared to a loss of $1.6 million in 2008. This increase in income of $1.8 million was primarily the result of a decrease in net income attributable to noncontrolling interests of $2.1 million, and a decrease in income tax expense of $2.9 million.  These amounts were offset by a decrease in operating profits of $0.7 million, an increase in unrealized losses on foreign currency transactions of $1.9 million and an increase in net interest expense of $0.4 million.

Marketing Communications Group

The components of revenues for the second quarter of 2009 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS are shown in the following table:

	Revenue
	$000’s	%
Quarter ended June 30, 2008	$156,949	—
Organic	(18,849)	(12.0)%
Foreign exchange impact	(3,218)	(2.1)%
Quarter ended June 30, 2009	$134,882	(14.1)%

The geographic mix in revenues was consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	85%	81%
Canada	14%	17%
UK and other	1%	2%

The operating profit of the Marketing Communications Group decreased by approximately 9.8% to $13.1 million from $14.5 million. Operating margins increased by 0.5% and were 9.7% for the second quarter of 2009 compared to 9.2% for the second quarter of 2008. The decrease in operating profit and increase in operating margin is primarily attributable to the decrease in revenue. In addition, direct costs (excluding staff costs) decreased as a percentage of revenues from 27.9% of revenue in 2008 to 26.4% of revenue in 2009 due to a decrease in reimbursed client related direct costs. However, total staff costs as a percentage of revenues increased from 44.2% in 2008 to 47.2% in 2009. General and administrative costs decreased as a percentage of revenue from 20.1% in 2008 to 19.3% in 2009.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the second quarter of 2009 were $82.5 million, compared to $88.1 million in 2008. The year-over-year decrease of $5.6 million or 6.4% was attributable primarily to reduced revenue of $4.6 million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar in 2009 compared to 2008 resulted in a $1.0 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of SMS for the second quarter of 2009 increased by approximately 23.6% to $10.8 million in 2009, from $8.7 million in 2008.  Operating margins increased to 13.1% in 2009, from 9.9% in 2008. Operating profit increased due primarily to decreased depreciation and amortization of $0.6 million, which relates to the amortization of certain intangibles resulting from the CPB and KBP step-up acquisitions during the fourth quarter of 2007. In addition, direct costs (excluding staff costs) as a percentage of revenues decreased from 13.4% of revenue in 2008, to 11.3% of revenue in 2009. Total staff costs as a percentage of revenue increased from 54.5% in 2008 to 56.5% in 2009, although total staff costs decreased by $1.4 million.  These changes are a result of the managing of staff costs more closely due to the current economic conditions and the decrease in revenue. General and administrative costs decreased as a percentage of revenue from 22.3% in the second quarter of 2008, to 21.0% in 2009, as a result of managing these costs as revenues have decreased.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the second quarter of 2009 were $30.3 million, a decrease of $6.5 million or 17.8% compared to the $36.8 million reported for 2008. This decrease was a result of existing clients reducing their outsourcing needs, and the conversion of a customer care center to a new program which began in the fourth quarter of 2008.

Operating profit earned by CRM decreased to $1.1 million in 2009, from $2.3 million for the second quarter of 2008. Operating margins were 3.6% for the second quarter of 2009 as compared to 6.2% for the second quarter of 2008. The decrease in margins is primarily due to an increase in cost of services sold from 71.5% in 2008, to 73.0% in 2009, and an increase in general and administrative costs as a percentage of revenue from 17.1% in 2008, to 17.5% in 2009.  These increases relate primarily to relatively fixed costs against a decrease in revenues.

Specialized Communication Services (“SCS”)

SCS generated revenues of $22.1 million for the second quarter of 2009, a decrease of $9.9 million, or 30.9% lower than revenues of $32.0 million in 2008. The period over period decrease was attributable primarily to reduced revenue of $7.7 million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $2.2 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased to $1.2 million in the second quarter of 2009, from $3.5 million in the second quarter of 2008, with operating margins of 5.4% in 2009 compared to 10.9% in 2008. The decrease in operating margin in 2009 was due primarily to an increase in total staff costs as a percentage of revenue from 43.2% in 2008, to 44.2% in 2009, and an increase in general and administrative costs as a percentage of revenue from 17.6% in 2008, to 15.4% in 2009.  Total staff costs decreased from $13.8 million in 2008, to $9.8 million in 2009.  However, revenue decreases outpaced the reduction of staff costs and general and administrative costs are relatively fixed costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $4.2 million in the second quarter of 2009 compared to $4.9 million in the second quarter of 2008. This decrease of $0.7 million is primarily due to a reduction in compensation and related costs.

Other Income, Net

Other income, net decreased to a net expense of $2.5 million in the second quarter of 2009, compared to a net expense of $0.5 million in the second quarter of 2008. The 2009 expense is primarily comprised of a net, foreign exchange loss of $2.5 million for 2009, compared to a loss of $0.6 million recorded in 2008.  The 2009 loss was offset in part by a $1.3 million realized cash gain on foreign currency transactions.  Specifically, this unrealized loss was due primarily to the weakening in the US dollar during 2009 and 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to March 31, 2009.  At June 30, 2009, the exchange rate was 1.16 Canadian dollars to one US dollar, compared to 1.26 at March 31, 2009.

Net Interest Expense

Net interest expense for the second quarter of 2009 was $3.7 million, an increase of $0.5 million over the $3.2 million net interest expense incurred during the second quarter of 2008. Interest expense remained relatively flat year over year as a result of higher average outstanding debt in 2009, offset by lower interest rates. Interest income was $0.4 million for 2008 and $0.1 million in 2009.

Income Taxes

Income tax expense was $1.6 million in the second quarter of 2009, compared to $4.5 million for the second quarter of 2008. The Company’s effective tax rate was substantially higher than the statutory rate in 2009 and 2008 due to noncontrolling interest charges, offset by non-deductible stock based compensation and the establishment of a valuation allowance on certain deferred tax assets.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the second quarter of 2009 and 2008, income of $0.1 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.0 million for the second quarter of 2009, down $2.0 million from the $3.0 million of noncontrolling interest expense incurred during the second quarter of 2008. Such decrease was primarily due to the Company’s step-up in ownership of CPB and Accent, and decreased profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned.

Discontinued Operations Attributable to MDC Partners Inc.

2009 Discontinued Operations

The loss, net of an income tax benefit, of $0.1 million from discontinued operations in the second quarter of 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009.

2008 Discontinued Operations

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

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, net income attributable to MDC Partners Inc. recorded for 2009 was $0.1 million or $0.01 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $4.5 million or $0.17 per diluted share reported for 2008.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Revenue was $261.6 million for the six months ended June 30, 2009, representing a decrease of $36.3 million, or 12.2%, compared to revenue of $297.9 million for the six months ended June 30, 2008. This revenue decrease relates primarily to a decrease in organic revenues of $28.3 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the six months ended June 30, 2009, resulted in decreased revenues of $7.9 million.

Operating profit for the six months ended June 30, 2009 was $10.9 million, compared to $10.7 million for the six months ended June 30, 2008. The increase in operating profit was primarily the result of an increase in operating profit of $7.1 million in the Strategic Marketing Services (‘SMS”) segment and a decrease in Corporate operating expenses of $1.1 million.  This was partially offset by decreases in operating profit of $5.5 million and $2.6 million within Specialized Communication Services (“SCS”) and the Customer Relationship Management (“CRM”) segments, respectively.

The income from continuing operations attributable to MDC Partners Inc. for the first six months of 2009 was $0.5 million, compared to a loss of $1.9 million in 2008. This increase in income of $2.4 million was primarily the result of an increase in operating profits of $0.2 million, a decrease in income tax expense of $2.0 million and a decrease in net income attributable to noncontrolling interests of $3.8 million.  These amounts were offset by an increase in net interest expense of $0.5 million and a decrease in unrealized gains on foreign currency transactions of $3.0 million.

Marketing Communications Group

The components of revenues for the first six months of 2009 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS are shown in the following table:

	Revenue
	$000’s	%
Six months ended June 30, 2008	$297,851	—
Organic	(28,327)	9.5%
Foreign exchange impact	(7,904)	2.7%
Six months ended June 30, 2009	$261,620	12.2%

The geographic mix in revenues was consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	85%	82%
Canada	14%	16%
UK and other	1%	2%

The operating profit of the Marketing Communications Group decreased by approximately 4.5% to $19.2 million from $20.1 million. Operating margins increased by 0.5% and were 7.3% for the first six months of 2009 compared to 6.8% for the first six months of 2008. The decrease in operating profit and increase in operating margin is primarily attributable to a decrease in depreciation and amortization of $2.6 million primarily related to the SMS segment and the decrease in revenue. In addition, direct costs (excluding staff costs) decreased as a percentage of revenues from 27.8% of revenue in 2008 to 26% of revenue in 2009 due to a decrease in reimbursed client related direct costs. However, total staff costs as a percentage of revenues increased from 46.1% in 2008 to 49.1% in 2009. Total staff costs decreased by $8.8 million, as a result of managing these costs as the decrease in revenue outpaced these reductions.  General and administrative costs decreased as a percentage of revenue from 20.7% in 2008 to 20.4% in 2009 as a result of managing these costs as revenue has decreased.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the first six months of 2009 were $161.4 million, compared to $165.1 million in 2008. The year-over-year decrease of $3.7 million or 2.3% was attributable primarily to reduced revenue of $1.1million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar in 2009 compared to 2008 resulted in a $2.6 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of SMS for the first six months of 2009 increased by approximately 71.5% to $17.1 million in 2009 from $10.0 million in 2008, while operating margins increased to 10.6% in 2009 from 6.0% in 2008. Operating profit increased due primarily to decreased depreciation and amortization of $2.6 million, which relates to the amortization of certain intangibles resulting from the CPB and KBP step-up acquisitions during the fourth quarter of 2007. In addition, direct costs (excluding staff costs) as a percentage of revenues decreased from 12.8% of revenue in 2008, to 11.2% of revenue in 2009. Total staff costs as a percentage of revenue increased from 57.5% in 2008 to 58.4% in 2009. Total staff costs decreased by $0.7 million, as a result of managing these costs as the decrease in revenue outpaced these reductions.  General and administrative costs decreased as a percentage of revenue from 23.4% in the first six months of 2008 to 22.1% in 2009, as a result of managing these costs as revenues decreased.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the first six months of 2009 were $59.4 million, a decrease of $12.1 million or 16.9% compared to the $71.5 million reported for 2008. This decrease was a result of reduced revenues from existing clients as a result of clients reducing their outsourcing needs and the conversion of a customer care center to a new program which began in the fourth quarter of 2008.

Operating profit earned by CRM decreased to $0.9 million for the first six months of 2009 from $3.5 million for the first six months of 2008. Operating margins were 1.6% for 2009 as compared to 4.9% for 2008. The decrease in margins is primarily due to an increase in cost of services sold from 72.8% in 2008 to 74.2% in 2009, and an increase in general and administrative costs as a percentage of revenue from 17.1% in 2008 to 18.2% in 2009.  These increases relate primarily to relatively fixed costs against a decrease in revenue.

Specialized Communication Services (“SCS”)

SCS generated revenues of $40.8 million for the first six months of 2009, a decrease of $20.4 million, or 33.3% lower than revenues of $61.2 million for the first six months of 2008. The period over period decrease was attributable primarily to reduced revenue of $15.1 million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $5.3 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased to $1.1 million in the first six months of 2009, from $6.6 million in the first six months of  2008, with operating margins of 2.8% in 2009 compared to 10.8% in 2008. The decrease in operating margin in 2009 was due primarily to an increase in total staff costs as a percentage of revenue from 45.2% in 2008, to 48.0% in 2009, and an increase in direct costs as a percentage of revenue from 30.9% in 2008 to 36.3% in 2009.  Total staff costs decreased by $8.1 million and direct costs decreased by $4.1 million.  However, revenue decreases outpaced the reduction of staff costs and direct costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $8.2 million in the first six months of 2009 compared to $9.4 million in 2008. This decrease of $1.1 million is primarily due to a reduction in compensation and related costs.

Other Income, Net

Other income decreased to $0.1 million during the first six months of 2009 compared to $3.1 million in the first six months of 2008. The 2009 income is primarily comprised of a net foreign exchange gain of $0.1 million, compared to a gain of $3.1 million recorded in 2008.  The 2009 gain included a $1.3 million realized cash gain on foreign currency transactions and an unrealized  loss of approximately $1.2 million, which was due primarily to the weakening in the US dollar during 2009 and 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2008.  At June 30, 2009, the exchange rate was 1.16 Canadian dollars to one US dollar, compared to 1.22 at the end of 2008.

Net Interest Expense

Net interest expense for the first six months of 2009 was $7.2 million, an increase of $0.5 million over the $6.7 million net interest expense incurred during the first six months of 2008. Interest expense decreased $0.1 million in 2009 due to higher average outstanding debt in 2009, offset by lower interest rates. Interest income was $0.9 million for 2008 and $0.3 million in 2009, due to income recorded on the notes receivable from the sale of SPI, which were fully paid off in May 2009.

Income Taxes

Income tax expense was $2.2 million in the first six months of 2009 compared to $4.2 million for the first six months of 2008. The Company’s effective tax rate was substantially higher than the statutory rate in 2009 and 2008 due to noncontrolling interest charges, offset by non-deductible stock based compensation and the establishment of a valuation allowance on certain deferred tax assets.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first six months of 2009 and 2008, income of $0.2 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.4 million for the first six months of 2009, down $3.8 million from the $5.2 million of noncontrolling interest expense incurred during the first six months of 2008. Such decrease was primarily due to the Company’s step-up in ownership of CPB and Accent and decreased profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned.

Discontinued Operations Attributable to MDC Partners Inc.

2009 Discontinued Operations

The loss, net of an income tax benefit of $0.4 million from discontinued operations in the first six months of 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009.

2008 Discontinued Operations

 The operating loss of Bratskeir for 2008 was $1.3 million net of income tax benefits.

The loss net of taxes from discontinued operations for 2008 was $5.9 million and is comprised of the operating results of Mobium, a division of Colle & McVoy, LLC (“Colle”), Bratskeir, The Ito Partnership (“Ito”) and Margeotes Fertitta Powell, LLC (“MFP”). MFP was previously discontinued in 2007; the other entities were discontinued in 2008.

Effective December 3, 2008, Colle completed the sale of certain assets of its Mobium division. The operating loss was $0.8 million, net of income tax benefits.

Effective June 30, 2008, the Company completed the sale of its equity interests in Ito.  The operating loss of Ito for 2008 was $0.8 million.

In 2007, the Company ceased operation of MFP. In 2008, the Company recorded a loss of $3.0 million, net of income tax benefits resulting primarily from the accrual of lease abandonment costs and severance at MFP.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, net income attributable to MDC Partners Inc. recorded for 2009 was $0.1 million or $0.01 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $7.9 million or $0.29 per diluted share reported for 2008.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2009	As of and for the six months ended June 30, 2008	As of and for the year ended December 31, 2008
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$57,934	$18,510	$41,331
Working capital (deficit)	$(29,229)	$(24,277)	$(12,091)
Cash from operations	$21,431	$23,155	$57,446
Cash from investing	$(5,760)	$(18,488)	$(50,186)
Cash from financing	$873	$3,584	$(23,510)
Long-term debt to total equity ratio	1.92	1.38	1.42
Fixed charge coverage ratio	1.38	1.70	2.01

As of June 30, 2009, and December 31, 2008, $5.5 million and $8.4 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings and to fund acquisitions and related payments.

Due to the adoption of a new accounting pronouncement, in January 2009, the Company was required to record its outstanding Put Options on the Company’s balance sheet.  As of June 30, 2009, the result of recording these Put Options reduced total equity by $34.2 million.

Working Capital

At June 30, 2009, the Company had a working deficit of $29.2 million compared to a deficit of $12.1 million at December 31, 2008. The decrease in working capital is primarily due to the reclassification of the convertible notes to current liabilities offset by seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets.  In addition, the Company has implemented improvements in its billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2009, $2.3 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash and availability of funds under its Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2009 was $21.7 million. This was attributable primarily to income from continuing operations attributable to MDC Partners of $0.5 million, depreciation and amortization and non-cash stock compensation of $19.4 million, and an increase in accounts payable, accruals, advanced billings to clients and other non-current assets and liabilities of $12.0 million. This cash provided by continuing operations was partially offset by an increase in accounts receivable of $11.2 million and an increase in expenditures billable to clients of $1.7 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the six months ended June 30, 2009.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2008 was $22.6 million. This was attributable primarily to depreciation and amortization and non-cash compensation of $22.5 million and an increase in accounts payable, accruals, other liabilities and advanced billing to clients of $28.8 million, partially offset by a net operating loss from continuing operations attributable to MDC Partners of $1.9 million, an increase in accounts receivable of $15.2 and an increase in expenditures billable to clients of $9.6 million. Discontinued operations attributable to MDC Partners provided cash of $0.5 million in the six months ended June 30, 2008.

Investing Activities

Cash flows used in investing activities were $5.8 million for the six months ended June 30, 2009, compared with $18.5 million in the six months ended June 30, 2008.

In the six months ended June 30, 2009, capital expenditures totaled $2.1 million, of which $1.4 million was incurred by the SMS segment, $0.5 million was incurred by the CRM segment and $0.2 million was incurred by the SCS segment.  These expenditures consisted primarily of computer equipment and furniture and fixtures. Expenditures for capital assets in the six months ended June 30, 2008 were $8.6 million. Of this amount, $5.5 million was incurred by the SMS segment, $2.1 million was incurred by the CRM segment and $1.0 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the six months ended June 30, 2009, cash flow used for acquisitions was $3.6 million and related to the settlement of put options and earn-out payments. Cash flow used in acquisitions was $9.8 million in the six months ended June 30, 2008 and related to the settlement of put options, earn-out payments and acquisitions net of cash acquired.

Discontinued operations used cash of $0.3 million in 2008 relating to capital asset purchases.

Financing Activities

During the six months ended June 30, 2009, cash flows provided by in financing activities amounted to $0.9 million, and consisted primarily of borrowings under the Financing Agreement of $2.2 million, repayments of long-term debt of $0.9 million and the purchase of treasury shares for income tax withholding requirements of $0.4 million. During the six months ended June 30, 2008, cash flows provided by financing activities amounted to $3.6 million, and primarily consisted of borrowings under the Financing Agreement of $4.9 million, repayments of long-term debt of $0.4 million and the purchase of treasury shares for income tax withholding requirements of $0.9 million.

On June 18, 2007, the Company and its material subsidiaries entered into a $185 million Financing Agreement with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders.

This current Financing Agreement consists of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement will bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. The weighted average interest rate at June 30, 2009 was 7.0%.

The Financing Agreement is guaranteed by the material subsidiaries of the Company and matures on June 17, 2012. The Financing Agreement is subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

Debt as of June 30, 2009 was $184.8 million, an increase of $3.3 million compared with the $181.5 million outstanding at December 31, 2008, primarily as a result of borrowings under the revolving credit facility to fund seasonal working capital requirements. At June 30, 2009, $38.7 million is available under the Financing Agreement.

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

Pursuant to the Financing Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term is specifically defined in the Financing Agreement. For the period ended June 30, 2009, the Company’s calculation of each of these covenants, and the specific requirements under the Financing Agreement, respectively, were as follows:

June 30, 2009
Total Senior Leverage Ratio	1.57
Maximum per covenant	3.25

Fixed Charges Ratio	3.40
Minimum per covenant	1.30

Minimum earnings before interest, taxes, depreciation and amortization	$64.7 million
Minimum per covenant	$43.0 million

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

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At June 30, 2009, there was $3.3 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $51.9 million of additional deferred purchase obligations could be triggered during 2009 or thereafter, including approximately $11.5 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2009, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $30.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3.4 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $3.7 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $7.3 million of the estimated $30.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $6.2 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2009	2010	2011	2012	2013 & Thereafter	Total
	($ Millions)
Cash	$6.8	$0.9	$1.1	$4.0	$14.2	$27.0
Shares	0.5	0.1	0.5	0.9	1.4	3.4
	$7.3	$1.0	$1.6	$4.9	$15.6	30.4	(1)
Operating income before depreciation and amortization to be received(2)	$1.6	$0.4	$0.8	$2.0	$1.4	$6.2
Cumulative operating income before depreciation and amortization(3)	$1.6	$2.0	$2.8	$4.8	6.2		(5)

(1)
This amount, in addition to put options only exercisable upon termination of $3.7 million have been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet in conjunction with the adoption of a new accounting pronouncement.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2008 and first six months of 2009 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on our Consolidated Financial Statements.

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

In December 2007, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160”). This statement amends ARB No. 51 Consolidated Financial Statements, to now require the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. SFAS 160 is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application was prohibited. EITF Topic D-98 was expanded in 2008 to require the recording of put options as a liability and a reduction of equity.  The adoption of these new statements has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $37,849 as of January 1, 2009.  As of December 31, 2008, the Company has reclassified $21,751 of minority interest to Redeemable Noncontrolling Interest, representing Noncontrolling Interests which would be purchased by the Company pursuant to the exercise of an existing Put option.  In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity – Noncontrolling Interest.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to Equity.  For the three and six months ended June 30, 2008, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result, the net loss was reduced by $3,044 and $5,164, respectively.  These adjustments will not impact the calculation of earnings per share.  At June 30, 2009, the Company reduced its estimated redemption amounts by $3,134.

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

Debt Instruments:   At June 30, 2009, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $141.9 million, as of June 30, 2009, a 1.0% increase or decrease in the weighted average interest rate, which was 7.0% at June 30, 2009, would have an interest impact of approximately $1.4 million annually.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
There were no transactions during the second quarter of 2009 in which the Company issued shares of its Class A subordinate voting shares that were not registered under the Securities Act of 1933, as amended.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	This item is answered in respect of the Annual and Special Meeting of Shareholders held on June 2, 2009 (the “Annual Meeting”).

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

(1) Election of Directors: 21,880,468

(2) Election of BDO Seidman LLP as Auditors: 21,880,467

(3) Approval of the amendment to the 2005 Stock Incentive Plan: 18,019,334

(4) Approval of the amendment to the Stock Appreciation Rights Plan: 18,019,334

At the Annual Meeting, shareholder votes were cast for the election of the Company’s nominees for Director as follows:

NOMINEE	FOR	WITHHELD

Clare Copeland	21,816,607	63,861

Thomas N. Davidson	21,818,607	61,861

Robert J. Kamerschen	21,816,150	64,318

Scott L. Kauffman	21,818,550	61,918

Michael J.L. Kirby	20,427,188	1,453,280

Miles S. Nadal	21,815,135	65,333

Stephen M. Pustil	21,811,975	68,493

Proposal to approve the appointment of BDO Seidman, LLP as the Company’s independent auditors for 2009:
FOR	WITHHELD
21,852,861	27,606

Proposal to approve the amendment to the Company’s 2005 Stock Incentive Plan:
FOR	AGAINST
14,935,328	3,084,006

Proposal to approve the amendment to the Company’s Stock Appreciation Rights Plan:
FOR	AGAINST
14,961,508	3,057,826

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

July 31, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended 2005 Stock Incentive Plan, adopted by the shareholders of the Company on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed on June 5, 2009).

10.2
Amended Stock Appreciation Rights Plan, adopted by the shareholders of the Company on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K filed on June 5, 2009).

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