Form 10-Q
period 2009-09-30
MDC PARTNERS INC
filed 2009-11-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes  ☐ No  ☐

The numbers of shares outstanding as of October 28, 2009 were: 28,224,021 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		Reclassified (Note 1)		Reclassified (Note 1)
Revenue:
Services	$134,625	$142,089	$396,246	$439,940
Operating Expenses:
Cost of services sold	85,526	94,558	259,644	292,410
Office and general expenses	31,401	31,864	92,726	102,754
Depreciation and amortization	7,514	7,428	22,711	25,789
	124,441	133,850	375,081	420,953
Operating profit	10,184	8,239	21,165	18,987
Other Income (Expenses):
Other income (expense)	(3,080)	2,418	(2,991)	5,545
Interest expense	(3,792)	(3,573)	(11,276)	(11,140)
Interest income	17	456	289	1,350
	(6,855)	(699)	(13,978)	(4,245)
Income from continuing operations before income taxes, equity in affiliates	3,329	7,540	7,187	14,742
Income tax expense	1,149	2,222	3,373	6,415
Income from continuing operations before equity in affiliates	2,180	5,318	3,814	8,327
Equity in earnings of non-consolidated affiliates	60	69	258	290
Income from continuing operations	2,240	5,387	4,072	8,617
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(771)	(361)	(6,698)
Net income	2,240	4,616	3,711	1,919
Net income attributable to the noncontrolling interests	(2,204)	(1,366)	(3,569)	(6,533)
Net income (loss) attributable to MDC Partners Inc.	$36	$3,250	$142	$(4,614)

Income (loss) Per Common Share:
Basic and Diluted:
Income from continuing operations attributable to MDC Partners Inc. common shareholders	$0.00	$0.15	$0.02	$0.08
Discontinued operations attributable to MDC Partners Inc. common shareholders	0.00	(0.03)	(0.01)	(0.25)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.00	$0.12	$0.01	$(0.17)
Weighted Average Number of Common Shares Outstanding:
Basic	27,471,041	26,835,101	27,343,575	26,721,820
Diluted	29,009,655	27,290,259	27,838,740	27,235,371

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$286	$236	$783	$778
Office and general expenses	1,945	1,593	5,390	4,912
Total	$2,231	$1,829	$6,173	$5,690

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Reclassified) (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$70,937	$41,331
Accounts receivable, less allowance for doubtful accounts of $2,570 and $2,179	126,281	106,954
Expenditures billable to clients	24,466	16,949
Prepaid expenses	5,955	5,240
Other current assets	3,643	5,270
Total Current Assets	231,282	175,744
Fixed assets, at cost, less accumulated depreciation of $80,171 and $69,018	36,547	44,021
Investment in affiliates	1,792	1,593
Goodwill	253,284	238,214
Other intangibles assets, net	37,662	46,852
Deferred tax asset	9,871	11,926
Other assets	9,800	10,889
Total Assets	$580,238	$529,239
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$79,364	$75,360
Accruals and other liabilities	58,984	55,338
Advance billings	74,536	50,053
Current portion of long-term debt and convertible notes	43,059	1,546
Deferred acquisition consideration	2,932	5,538
Total Current Liabilities	258,875	187,835
Revolving credit facility	9,347	9,701
Long-term debt	131,960	133,305
Convertible notes	—	36,946
Other liabilities	9,728	6,949
Deferred tax liabilities	4,808	4,700

Total Liabilities	414,718	379,436

Redeemable Noncontrolling Interests (Note 14)	65,328	21,751
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 27,517,528 and 26,987,017 shares issued in 2009 and 2008	218,146	213,533
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2009 and 2008, each convertible into one Class A share	1	1
Additional paid-in capital	—	33,470
Charges in excess of capital	(2,593)	—
Accumulated deficit	(112,694)	(112,836)
Stock subscription receivable	(341)	(354)
Accumulated other comprehensive loss	(5,560)	(6,633)
MDC Partners Inc. Shareholders’ Equity	96,959	127,181
Noncontrolling Interests	3,233	871
Total Equity	100,192	128,052
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$580,238	$529,239

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$3,711	$1,919
Net income attributable to the noncontrolling interests	(3,569)	(6,533)
Net income (loss) attributable to MDC Partners Inc.	142	(4,614)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(361)	(6,698)
Income attributable to MDC Partners Inc. from continuing operations	503	2,084
Adjustments to reconcile net income attributable to MDC Partners Inc. from continuing operations to cash provided by operating activities
Depreciation	12,073	12,511
Amortization of intangibles	10,638	13,278
Non-cash stock-based compensation	5,443	5,053
Amortization of deferred finance charges	979	1,036
Deferred income taxes	1,942	2,000
Earnings of non-consolidated affiliates	(258)	(290)
Loss on sale of assets	10	113
Other non-current assets and liabilities	3,483	949
Foreign exchange	4,432	(5,627)
Changes in non-cash working capital:
Accounts receivable	(18,057)	(2,765)
Expenditures billable to clients	(7,517)	(6,016)
Prepaid expenses and other current assets	643	(509)
Accounts payable, accruals and other liabilities	5,442	(16,829)
Advance billings	24,476	17,842
Cash flows provided by continuing operating activities	44,232	22,830
Discontinued operations	(290)	(295)
Net cash provided by operating activities	43,942	22,535
Cash flows from investing activities:
Capital expenditures	(3,288)	(10,434)
Acquisitions, net of cash acquired	(8,059)	(10,405)
Proceeds from sale of assets	23	439
Other	26	(130)
Profit distributions from non-consolidated affiliates	139	68
Cash Flows used in continuing investing activities	(11,159)	(20,462)
Discontinued operations	—	(538)
Net cash used in investing activities	(11,159)	(21,000)
Cash flows from financing activities:
Proceeds (repayments) from revolving credit facility	(354)	8,401
Repayment of long-term debt	(1,753)	(1,612)
Proceeds from stock subscription receivable	13	1
Purchase of treasury shares	(597)	(896)
Net cash (used in) provided by continuing financing activities	(2,691)	5,894
Effect of exchange rate changes on cash and cash equivalents	(486)	(356)
Net increase in cash and cash equivalents	29,606	7,073
Cash and cash equivalents at beginning of period	41,331	10,410
Cash and cash equivalents at end of period	$70,937	$17,483

Supplemental disclosures:
Cash paid to noncontrolling partners	$6,232	$9,678
Cash income taxes paid	$487	$936
Cash interest paid	$9,599	$9,225
Non-cash transactions:
Share capital issued on acquisitions	$—	$1,573
Capital leases	$288	$308

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

Noncontrolling Interests (formerly minority interests) have been reclassified in the prior periods to conform with the current period presentation (See Note 14).

On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  This does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance.  It provides a single source of authoritative U.S. GAAP for non governmental entities and supersedes all other previously issued non SEC accounting and reporting guidance. The adoption did not have any effect on our financial statements.  All prior references to U.S. GAAP have been revised to conform with the Accounting Standards Codification.

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

Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets, redeemable noncontrolling interests, stock-based compensation and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value Measurements.  The Company adopted Financial Accounting Standards related to the fair value measurements of nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  These standards define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements.  These standards will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting these standards did not have a material impact on the Company’s financial position or results of operations.

Concentration of Credit Risk . The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk.  However, at September 30, 2009, no clients accounted for more than 10% of the Company’s consolidated accounts receivable.  At December 31, 2008, one client accounted for approximately 17% of the Company’s consolidated accounts receivable. This client also accounted for 15% and 17% of revenue for the three and nine months ended September 30, 2009, respectively, and 19% of revenue for the three and nine months ended September 30, 2008.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at September 30, 2009 and December 31, 2008, is approximately $91 and $51, respectively, of cash restricted as to its use by the Company.

Redeemable Noncontrolling Interests.  The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity.  These adjustments will not impact the calculation of earnings per share.  At December 31, 2008, the Company has reclassified $21,751 of the originally reflected minority interest of $22,622 to redeemable noncontrolling interests and $871 to noncontrolling interests.  The amount reclassified to redeemable noncontrolling interests of $21,751 represents minority interest equity which is subject to put obligations.  In addition, as of September 30, 2009, the Company has recorded $43,353 to redeemable noncontrolling interests and changes in excess of capital which represents the estimated put option redemption amounts.

Revenue Recognition. The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification and accordingly, revenue is generally recognized when services are earned or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

The Company follows the Revenue Arrangements with Multiple Deliverables topic of the FASB Accounting Standards Codification. This topic addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.   Also, the Reporting Revenue Gross as a Principal versus Net as an Agent topic of the FASB Accounting Standards Codification provides a summary on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s businesses at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned.   The Company also follows the reimbursements received for out-of-pocket expenses topic of the FASB Accounting Standards Codification. This topic requires that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

In February and March 2009, the Company issued 3,694,686 Stock Appreciation Rights (“SARs”) to its employees and directors.  The SARs have an exercise price of $3.72 and one-third will vest on each of the anniversary dates of grant in 2010, 2011 and 2012. The Company will be recording a non-cash stock based compensation charge of $4,311 from the date of grant through 2012 for these SARs awards.  In September 2009, the Company issued 50,000 SARs to an employee with an exercise price of $6.60 and one-third will vest on each anniversary dates of grant in 2010, 2011, and 2012.

For the three and nine months ended September 30, 2009, the Company has recorded charges of $762 and $1,770, respectively, relating to these equity incentive grants. The value of the awards was determined based on the fair market value of the underlying award using the Black-Scholes Option Pricing Model.  The weighted average fair value of the awards was $1.18, based on a volatility range of 39.84% to 44.50%, risk free interest range of 1.76% to 2.49%, no dividends and an expected life range of 3 to 4 years.

A total of 681,493 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of September 30, 2009.

3 .	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Numerator for basic income per common share - income from continuing operations	$2,240	$5,387	$4,072	$8,617
Net income attributable to the noncontrolling interests	(2,204)	(1,366)	(3,569)	(6,533)
Income attributable to MDC Partners Inc. common shareholders from continuing operations	$36	$4,021	$503	$2,084
Effect of dilutive securities	—	—	—	—
Numerator for diluted income per common share – income attributable to MDC Partners Inc. common shareholders from continuing operations	$36	$4,021	$503	$2,084
Denominator
Denominator for basic income per common share - weighted average common shares	27,471,041	26,835,101	27,343,575	26,721,820
Effect of dilutive securities:	1,538,614	455,158	495,165	513,551
Denominator for diluted income per common share - adjusted weighted shares	29,009,655	27,290,259	27,838,740	27,235,371
Basic income per common share from continuing operations	$0.00	$0.15	$0.02	$0.08
Diluted income per common share from continuing operations	$0.00	$0.15	$0.02	$0.08

The 8% convertible debentures, options and other rights to purchase 3,736,929 shares of common stock, were outstanding during the nine months ended September 30, 2009, but were not included in the computation of diluted income per common share because their effect would be antidilutive because of the market price of the stock at September 30, 2009.  During the nine months ended September 30, 2008, the 8% convertible debentures, options and other rights to purchase 4,723,520 shares of common stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

4.	Acquisitions

2009 Acquisitions

 On August 31, 2009, the Company, through HL Group Partners LLC (“HL Group”), acquired a 51% interest in Attention Partners LLC (“Attention”), a social media agency that further expands HL Group’s business capabilities.  At closing, the HL Group paid $1,000 and made a capital contribution of $400 to Attention. In addition, HL Group recorded estimated contingent payments totaling $671 due in 2010 and 2011 as deferred acquisition consideration. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $544 (consisting of primarily of customer lists and a covenant not to compete) and goodwill of $3,057 representing the value of the assembled workforce. The fair value of the noncontrolling interests not acquired at the acquisition date was $2,431 based on the purchase paid by the Company.  The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

 On July 1, 2009, the Company, through Crispin Porter & Bogusky LLC (“CPB”), acquired 100% of the preferred shares and 52% of the common shares of Crispin Porter & Bogusky Europe AB (formerly known as “daddy”), a digital agency based in Sweden that has created a foothold in Europe for CPB.  At closing, CPB paid $3,052 plus an additional $50, currently recorded as deferred acquisition consideration. The Company has additional calls and the noncontrolling owners have reciprocal puts on the remaining 48% of the common shares, which are exercisable beginning in October 2009 and January 2012.  The current estimated cost of these puts and calls is approximately $6,441 and has been recorded as Redeemable Noncontrolling Interests. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $650 (consisting primarily of customer lists and a covenant not to compete) and goodwill of $8,533 representing the value of the assembled workforce. The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are not tax deductible.  Accordingly, CPB recorded a deferred tax liability of $221 representing the future tax benefits relating to the amortization of the identified intangibles.

Effective January 22, 2009, the Company acquired an additional 8.9% of equity interests in HL Group, thereby increasing MDC’s ownership to 64.9%. The purchase price totaled $1,100 and was paid in cash at closing.  The Company recorded an entry to reduce Redeemable Noncontrolling Interests, as this purchase was pursuant to the early exercise of an existing put/call option. Accordingly, no additional intangibles have been recorded. However, the amount of the purchase price will be tax deductible.

2008 Acquisitions

Effective December 31, 2008, the Company acquired an additional 6.3% of equity interests in Accent  Marketing LLC, increasing the Company’s ownership to 100%. The aggregate purchase price totaled $4,830 and was paid in cash of $995 at closing and repayment of outstanding loans of $1,830.  The balance aggregate of $2,005 will be paid in 2009 and has been recorded in deferred acquisition consideration, as of September 30, 2009, $561 has been paid. In addition, an additional contingent performance payment may be paid based on Accent’s financial results in 2009. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,900 (consisting of customer lists), goodwill of $365 and a stock based compensation charge of $2,285, relating to the amount paid  in excess of the fair value of the equity purchase. The identified intangibles will be amortized over a seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles, goodwill and stock based compensation charge are tax deductible.

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

Effective November 10, 2008, the Company acquired an additional 17% of equity interests in CPB, increasing the Company’s ownership to 94%. The purchase price totaled $6,823 plus a contingent payment in April of 2010 based on the financial performance of 2009. This contingent payment will be calculated in accordance with CPB’s existing limited liability company agreement. The consideration was paid in cash of $6,430 and the issuance of 105,000 newly-issued shares of the Company’s Class A subordinated voting stock valued at $393. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period of two days before and after the November 10, 2008 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in April 2010. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in $5,008 being allocated to identifiable intangibles, existing backlog. This intangible will be amortized over 14.5 month period. This intangible is tax deductible.

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

On June 16, 2008, CPB, acquired certain assets and assumed certain liabilities of Texture Media, Inc. Texture Media is a digital agency specializing in website development, and is based in Boulder, Colorado with approximately 50 employees. The purchase price consisted of $2,500 in cash and a non-contingent cash payment of $1,040 in one year, which is included in deferred acquisition consideration, as of September 30, 2009, $540 has been paid. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $150 (consisting of customer lists and covenants not to compete) and goodwill of $3,111. The identified intangibles will be amortized up to a two year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

On February 12, 2008, the Company’s Bratskeir subsidiary purchased the net assets of Clifford PR for $2,050 in cash and the issuance of 30,444 newly issued shares of the Company’s Class A stock valued at $249, plus a 10% membership interest in Clifford/Bratskeir. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. The accounting value of the 10% membership interest in Clifford/Bratskeir was valued at $400. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $1,031 (consisting of customer lists, backlog and covenants not to compete) and goodwill of $1,432. The identified intangibles will be amortized over a period of up to five years in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. Effective December 31, 2008, the Company transferred the ownership of the Clifford PR assets to HL Group Partners, LLC.  As part of this transfer, the Company issued 45,000 Class A Shares valued at $137 which have been recorded as stock based compensation expense.  In connection with that transaction, the Company purchased the 10% membership interest in Clifford/Bratskeir for $400 less an adjustment for working capital of $88.  This net amount will be paid over a three-year period and is included in deferred acquisition consideration, as of September 30, 2009, $45 has been paid.  The intangibles and goodwill are tax deductible.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2008 assume that the acquisition of the operating assets of the significant businesses acquired during 2008 had occurred on January 1, 2008. For the three and nine months ended September 30, 2009, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues	$142,089	$439,940
Net income (loss) attributable to MDC Partners Inc.	$3,731	$(3,582)
Income (Loss) per common share:
Basic – net income (loss) attributable to MDC Partners Inc.	$0.14	$(0.13)
Diluted – net income (loss) attributable to MDC Partners Inc.	$0.14	$(0.13)

5.	Accrued and Other Liabilities

At September 30, 2009 and December 31, 2008, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,383 and $4,856, respectively.

6.	Discontinued Operations

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management.  This transaction was completed in April 2009.  As a result of this transaction, the Company has classified this entity’s results as discontinued operations.  Bratskeir’s results of operations, net of income tax benefits, for the three and nine months ended September 30, 2009, were losses of nil and $361, respectively.  The results of operations, net of income tax benefits, for the three and nine months ended September 30, 2008, were losses of $505 and $1,822, respectively.  This entity had been previously included in the Company’s Specialized Communication Service segment.

Effective December 3, 2008, Colle & McVoy, LLC (“Colle’), completed the sale of certain assets of its Mobium division.  Mobium’s results of operations, net of income tax benefits for the three and nine months ended September 30, 2008, were a loss of $266 and $1,036, respectively.  This entity had been previously included in the Company’s Strategic Marketing Service segment.

Effective June 30, 2008, the Company sold its 60% interest in The Ito Partnership (“Ito”), a start-up operation formed in 2006.  Ito’s results of operations, net of income tax benefits for the three and nine months ended September 30, 2008, were a loss of nil and $806, respectively.  This entity had been previously included in the Company’s Specialized Communication service segment.

In 2007, the Company ceased all operations relating to Margeotes Fertitta Powell, LLC (“MFP”) and accordingly have classified these operations as discontinued.  The results of operations of MFP for the three and nine months ended September 30, 2008 was a loss, net of income tax benefits of nil and $3,034 and consists primarily of the accrual of lease abandonment costs and severance costs.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months and nine months ended September 30, were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$1,339	$481	$5,845
Operating loss	$—	$(902)	$(549)	$(6,572)
Other expense	$—	$(346)	$—	$(1,878)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$—	$(771)	$(361)	$(6,698)

7.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income for the period	$2,240	$4,616	$3,711	$1,919
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	1,016	(2,446)	1,086	(5,423)
Comprehensive income (loss)	3,256	2,170	4,797	(3,504)
Comprehensive income attributable to the noncontrolling interest	(2,210)	(1,357)	(3,582)	(6,518)
Comprehensive income (loss) attributable to MDC Partners Inc.	$1,046	$813	$1,215	$(10,022)

8.	Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	September 30, 2009	December 31, 2008

Revolving credit facility	$9,347	$9,701
8% convertible debentures	41,597	36,946
Term loans	130,000	130,000
Notes payable and other bank loans	1,801	2,789
	182,745	179,436
Obligations under capital leases	1,621	2,062
	184,366	181,498
Less:
Current portions	43,059	1,546
Long term portion	$141,307	$179,952

MDC Financing Agreement and Debentures

Financing Agreement

On June 18, 2007, MDC Partners Inc. (the “Company”) and its material subsidiaries entered into a $185,000 senior secured financing agreement (the “Fortress Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders.

The Fortress Financing Agreement consisted of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Borrowings under the Financing Agreement bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company is required to pay a facility fee of 50 basis points. At September 30, 2009, the weighted average interest rate was 7.1%.

At September 30, 2009, $40,940 remained available under the Fortress Financing Agreement to support the Company’s future cash requirements. The Company’s obligations under the Fortress Financing Agreement were guaranteed by the material subsidiaries as defined and secured by all assets of the Company. The Fortress Financing Agreement was subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.

At September 30, 2009, the Company was in compliance with all of the terms and conditions of the Fortress Financing Agreement.

Effective October 23, 2009, the Company repaid all outstanding amounts under the Fortress Financing Agreement.  See Note 15.

Management believes, based on its current financial projections, that the Company will be in compliance with all covenants under the new Credit Agreement over the next twelve months, see Note 15.

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

The Debentures are convertible at the holder’s option into fully-paid, non-assessable and freely tradable Class A subordinate voting shares of the Company, at any time prior to maturity or redemption, subject to the restrictions on transfer, at a conversion price of $12.94 (C$14.00) per Class A subordinate voting share being a ratio of approximately 71.4286 Class A subordinate voting shares per $924.39 (C$1,000.00) principal amount of Debentures.

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

Effective October 26, 2009, the Company gave notice of redemption of all outstanding Debentures at a redemption price equal to principal plus accrued interest to the redemption date on November 26, 2009.  See Note 15.

9.	Total Equity

During the nine months ended September 30, 2009, Class A share capital increased by $4,613, as the Company issued 686,992 Class A shares related to vested restricted stock and stock appreciation rights.  During the nine months ended September 30, 2009, “Additional paid-in capital” decreased by $5,209 related to the vested restricted stock, and stock appreciation rights, by $36,149 relating to the recording of existing put options (Note 14), and $213 related to acquisitions offset by $5,442 related to an increase from stock-based compensation that was expensed during the same period and a reclassification of the $2,593 to charges in excess of capital.

Throughout 2009, the Company purchased and retired 156,481 Class A shares for $596 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock.

Total equity decreased $27,860, which is comprised of the put options of $36,149, treasury stock purchases of $596, and acquisition related adjustments of $213, offset in part by an increase in stock-based compensation of $5,442, the addition of noncontrolling interests relating to acquisitions of $2,431, net income attributable to MDC Partners of $142, and an increase in total accumulated other comprehensive income of $1,073, and other transactions of $10.

10.	Fair Value Measurements

Effective January 1, 2008, the Company adopted guidance regarding accounting for Fair Value Measurements, for financial assets and liabilities.   This guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

In order to increase consistency and comparability in fair value measurements, the guidance establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2009:

	Fair Value Measurement at September 30, 2009 Using

	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	September 30,
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Put options	$—	$—	$43,353	$43,353

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

As of September 30, 2009, the Company has estimated the redemption amounts of the Company’s outstanding put options, as described in Note 13.  The following table presents a reconciliation of the Company’s Redeemable Noncontrolling Interests measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Put Options
Balance, January 1, 2009	$37,849
Transfers to Level 3	—
Put options exercised	(1,275)
Put options granted	6,441
Currency translation	2,038
Gains and losses:
Reported in earnings	—
Reported in additional paid in capital	(1,700)
Balance, September 30, 2009	$43,353

11.	Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Other income (expense)	$3	$30	$(19)	$76
Foreign currency transaction gain (loss)	(3,078)	2,498	(2,962)	5,582
Loss on sale of assets	(5)	(110)	(10)	(113)
	$(3,080)	$2,418	$(2,991)	$5,545

12.	Segmented Information

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

The SCS segment is an “Other” segment pursuant the Segment Reporting topic of the FASB Accounting Standards Codification.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$86,302	$26,276	$22,047	$—	$134,625

Cost of services sold	50,284	18,682	16,560	—	85,526

Office and general expenses	17,700	5,006	3,977	4,718	31,401

Depreciation and amortization	5,245	1,732	422	115	7,514

Operating Profit/(Loss)	13,073	856	1,088	(4,833)	10,184

Other Income (Expense):
Other expense, net					(3,080)
Interest expense, net					(3,775)

Income from continuing operations before income taxes, equity in affiliates					3,329
Income tax expense					1,149

Income from continuing operations before equity in affiliates					2,180
Equity in earnings of non-consolidated affiliates					60

Income from continuing operations					2,240
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					—

Net Income					2,240
Net income attributable to the noncontrolling interests	(1,817)	—	(387)	—	(2,204)
Net income attributable to MDC Partners Inc.					$36

Non cash stock based compensation	$705	$44	$248	$1,234	$2,231

Supplemental Segment Information:

Capital expenditures	$684	$289	$195	$33	$1,201

Goodwill and intangibles	$225,731	$30,462	$34,753	$—	$290,946

Total assets	$375,155	$57,405	$78,861	$68,817	$580,238

Three Months Ended September 30, 2008
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$81,279	$32,673	$28,137	$—	$142,089

Cost of services sold	49,611	23,888	21,059	—	94,558

Office and general expense	18,108	5,780	5,077	2,899	31,864

Depreciation and amortization	4,872	1,845	642	69	7,428

Operating Profit/(Loss)	8,688	1,160	1,359	(2,968)	8,239

Other Income (Expense):
Other income, net					2,418
Interest expense, net					(3,117)

Income from continuing operations before income taxes, equity in affiliates					7,540
Income tax expense					2,222

Income from continuing operations before equity in affiliates					5,318
Equity in earnings of non-consolidated affiliates					69

Income from continuing operations					5,387

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(771)

Net Income					4,616
Net income attributable to the noncontrolling interests	(1,180)	(60)	(126)	—	(1,366)
Net income attributable to MDC Partners Inc.					$3,250

Non cash stock based compensation	$475	$31	$174	$1,149	$1,829

Supplemental Segment Information:

Capital expenditures	$1,319	$302	$198	$23	$1,842

Goodwill and intangibles	$198,462	$28,872	$44,307	$—	$271,641

Total assets	$347,907	$69,197	$101,812	$9,799	$528,715

Nine Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$247,675	$85,702	$62,869	$—	$396,246

Cost of services sold	148,349	62,771	48,524	—	259,644

Office and general expenses	53,298	15,802	10,857	12,769	92,726

Depreciation and amortization	15,826	5,340	1,257	288	22,711

Operating Profit/(Loss)	30,202	1,789	2,231	(13,057)	21,165

Other Income (Expense):
Other expense, net					(2,991)
Interest expense, net					(10,987)

Income from continuing operations before income taxes, equity in affiliates					7,187
Income tax expense					3,373

Income from continuing operations before equity in affiliates					3,814
Equity in earnings of non-consolidated affiliates					258

Income from continuing operations					4,072
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(361)

Net Income					3,711
Net income attributable to the noncontrolling interests	(2,965)	—	(604)	—	(3,569)
Net income attributable to MDC Partners Inc.					$142

Non cash stock based compensation	$1,509	$92	$574	$3,998	$6,173

Supplemental Segment Information:

Capital expenditures	$2,051	$782	$363	$92	$3,288

Goodwill and intangibles	$225,731	$30,462	$34,753	$—	$290,946

Total assets	$375,155	$57,405	$78,861	$68,817	$580,238

Nine Months Ended September 30, 2008
(thousands of United States dollars)
Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$246,383	$104,179	$89,378	$—	$439,940

Cost of services sold	152,943	75,936	63,531	—	292,410

Office and general expense	56,681	18,011	15,935	12,127	102,754

Depreciation and amortization	18,085	5,550	1,950	204	25,789

Operating Profit/(Loss)	18,674	4,682	7,962	(12,331)	18,987

Other Income (Expense):
Other income, net					5,545
Interest expense, net					(9,790)

Income from continuing operations before income taxes, equity in affiliates					14,742
Income tax expense					6,415

Income from continuing operations before equity in affiliates					8,327
Equity in earnings of non-consolidated affiliates					290

Income from continuing operations					8,617

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(6,698)

Net Income					1,919
Net income attributable to the noncontrolling interests	(3,708)	(247)	(2,578)	—	(6,533)
Net loss attributable to MDC Partners Inc.					$(4,614)

Non cash stock based compensation	$1,492	$98	$648	$3,452	$5,690

Supplemental Segment Information:

Capital expenditures	$6,818	$2,415	$1,141	$60	$10,434

Goodwill and intangibles	$198,462	$28,872	$44,307	$—	$271,641

Total assets	$347,907	$69,197	$101,812	$9,799	$528,715

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2009	$112,107	$19,630	$2,888	$134,625
2008	$117,898	$20,865	$3,326	$142,089
Nine Months Ended September 30,
2009	$335,046	$56,169	$5,031	$396,246
2008	$360,867	$68,765	$10,308	$439,940

13. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company with respect of certain of its acquisitions made prior to January 1, 2009, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. Should the current level of earnings be maintained by these acquired companies, no additional consideration, in excess of the deferred acquisition consideration reflected on the Company’s balance sheet at September 30, 2009, would be expected to be owed in 2009.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2009, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $39,668 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,636 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $3,684 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.   The aggregate amount of these options $43,353 has been recorded on the balance at September 30, 2009 and is included in Redeemable Noncontrolling Interests.

On October 5, 2009, the Company exercised its call and acquired the remaining 6% equity interest in CPB.  The estimated contingent cost of this acquisition was $8,596, which amount was included in Redeemable Noncontrolling Interests. (See Note 15.)

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and nine months ended September 30, 2009 and 2008, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $69 in one investment fund over a period of up to two years. At September 30, 2009, the Company has issued $4,713 of undrawn outstanding letters of credit.

14. New Accounting Pronouncements

In June 2009, the FASB introduced the FASB Accounting Standards Codification and issued the revised guidance on Hierarchy of Generally Accepted Accounting Principles, which is effective for the Company July 1, 2009. This standard does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under this standard there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance.

In May 2009, the FASB issued revised guidance on Subsequent Events, which is effective for the Company June 30, 2009.  These standards provide guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

In December 2007, FASB issued revised guidance on Business Combinations. These revised standards retain some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method”) for all business combinations but revised guidance broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This guidance also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Both acquisition-related costs and restructuring costs are required to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. This revised guidance is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application is prohibited.  The adoption of these revised standards did not have a material effect on our financial statements.

In December 2007, FASB issued guidance that now requires the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements.  The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests.  The reclassifications must be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years.   However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements.  Early application was prohibited.  The guidance was expanded in 2008 to require the recording of put options as a liability and a reduction of equity.  The adoption of these new standards has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $37,849 as of January 1, 2009. As of December 31, 2008, the Company has reclassified $21,751 of minority interest to Redeemable Noncontrolling Interest, representing Noncontrolling Interests which could be purchased by the Company pursuant to the exercise of an existing Put option.  In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity-Noncontrolling Interest.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to Equity.  For the three and nine months ended September 30, 2008, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result net income for the three month period was increased by $1,366 and the net loss was reduced by $6,533, respectively.  These adjustments will not impact the calculation of earnings per share.  At September 30, 2009, the Company reduced its estimated redemption amounts by $1,700.

In March 2008, the FASB issued guidance relating to "Disclosures about Derivative Instruments and Hedging Activities (previously in SFAS No. 161 and currently included in ACS 815-10-65)," which requires enhanced disclosures for derivative and hedging activities. The additional disclosures became effective beginning with our first quarter of 2009. Early adoption is permitted.  The adoption of this statement did not have a material effect on our financial statements.

In November 2008, the EITF issued guidance on Equity Method Investment Accounting Considerations, which is effective for the Company January 1, 2009. This standard addresses the impact that revised Guidance on Business Combinations and Noncontrolling Interests might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have an impact on our financial statements.

In April 2008, the FASB issued revised guidance on the topic of  Determination of the Useful Life of Intangible Assets.  The revised guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of this revision is to improve the consistency between the useful life of a recognized intangible asset under previous guidance, and the period of expected cash flows used to measure the fair value of the asset. These changes were effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted these provisions on January 1, 2009. The impact that this adoption may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.   Accordingly, we adopted the provisions of this statement on January 1, 2009. The impact that the adoption may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In May 2008, the FASB issued standards relating to the Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement), which is now included in the Accounting Standards Codification Topic Debt with Convertible and Other Options.  The guidance addresses the accounting for convertible debt instruments that, by their stated terms, may be settled in cash upon conversion including partial cash settlement.  This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance did not have a material effect on our financial statements.

In June 2009, the FASB issued revised guidance on the topic of Accounting for Variable Interest Entities, which we will adopt effective January 1, 2010. This guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We believe that this will not have a material impact on our financial statements.

 15. Subsequent Event

The Company has evaluated subsequent events through the filing of this Form 10-Q on November 2, 2009, and determined there have not been any events that have occurred that would require adjustments to our unaudited Consolidated Financial Statements.  However, the following items require disclosure:

Purchase of Equity in Subsidiary

On October 5, 2009, the Company purchased the remaining 6% equity interest in CPB. In accordance with the terms of the underlying limited liability company agreement, the estimated fixed and contingent purchase price of $9,115 will be paid in future periods beginning in April 2011. Following the closing of this transaction, the Company’s ownership in CPB is 100%.

Issuance of 11% Senior Notes

 On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225,000 aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”).  The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009.  Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010.  The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased.  The Company received net proceeds before expenses of $208,881, which included an original issue discount of approximately 4.7% and underwriter fees. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and will redeem its outstanding 8% C$45,000 convertible debentures on or about November 26, 2009.

The Company may, at its option, redeem the 11% Notes in whole at any time or in part from time to time, on and after November 1, 2013 at a redemption price of 105.500% of the principal amount thereof if redeemed during the twelve-month period beginning on November 1, 2013, at a redemption price of 102.750% of the principal amount thereof if redeemed during the twelve-month period beginning on November 1, 2014 and at a redemption price of 100% of the principal amount thereof if redeemed during the twelve-month period beginning on November 1, 2015.  Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest.  The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 11% of the principal amount thereof.  If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest.

New Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a new $75,000 five year senior secured revolving credit facility (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto.  The WF Credit Agreement replaced the Company’s existing $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent.   Advances under the WF Credit Agreement will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin.  The initial applicable margin for borrowing is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans.  The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined.  In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to lender under the WF Credit Agreement in respect of unused commitments thereunder.

 The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined.  The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person.  These covenants are subject to a number of important limitations and exceptions.  The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

In connection with these transactions, the Company incurred a termination fee of $1,850 and will write-off approximately $2,240 of deferred financing costs relating to its prior Fortress Financing Agreement.

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2009 and 2008, and the financial condition of the Company as of September 30, 2009. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2008 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

The operating companies earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2008 to 2009 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations:
For the Three Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$86,302	$26,276	$22,047	$—	$134,625

Cost of services sold	50,284	18,682	16,560	—	85,526

Office and general expenses	17,700	5,006	3,977	4,718	31,401

Depreciation and amortization	5,245	1,732	422	115	7,514

Operating Profit/(Loss)	13,073	856	1,088	(4,833)	10,184

Other Income (Expense):
Other expense, net					(3,080)
Interest expense, net					(3,775)

Income from continuing operations before income taxes, equity in affiliates					3,329
Income tax expense					1,149

Income from continuing operations before equity in affiliates					2,180
Equity in earnings of non-consolidated affiliates					60

Income from continuing operations					2,240
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					—

Net income					2,240
Net income attributable to the noncontrolling interests	(1,817)	—	(387)	—	(2,204)
Net income attributable to MDC Partners Inc.					$36

Non cash stock based compensation.	$705	$44	$248	$1,234	$2,231

Results of Operations:
For the Three Months Ended September 30, 2008
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$81,279	$32,673	$28,137	$—	$142,089

Cost of services sold	49,611	23,888	21,059	—	94,558

Office and general expenses	18,108	5,780	5,077	2,899	31,864

Depreciation and amortization	4,872	1,845	642	69	7,428

Operating Profit/(Loss)	8,688	1,160	1,359	(2,968)	8,239

Other Income (Expense):
Other income, net					2,418
Interest expense, net					(3,117)

Income from continuing operations before income taxes, equity in affiliates					7,540
Income tax expense					2,222

Income from continuing operations before equity in affiliates					5,318
Equity in earnings non-consolidated affiliates					69

Income from continuing operations					5,387

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(771)

Net Income					4,616
Net income attributable to the noncontrolling interests	(1,180)	(60)	(126)	—	(1,366)
Net Income attributable to MDC Partners, Inc.					$3,250

Non cash stock based compensation	$475	$31	$174	$1,149	$1,829

Results of Operations:
For the Nine Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total
Revenue	$247,675	$85,702	$62,869	$—	$396,246

Cost of services sold	148,349	62,771	48,524	—	259,644

Office and general expenses	53,298	15,802	10,857	12,769	92,726

Depreciation and amortization	15,826	5,340	1,257	288	22,711

Operating Profit/(Loss)	30,202	1,789	2,231	(13,057)	21,165

Other Income (Expense):
Other expense, net					(2,991)
Interest expense, net					(10,987)

Income from continuing operations before income taxes, equity in affiliates					7,187
Income tax expense					3,373

Income from continuing operations before equity in affiliates					3,814
Equity in earnings of non-consolidated affiliates					258

Income from continuing operations					4,072
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(361)

Net income					3,711
Net income attributable to the noncontrolling interests	(2,965)	—	(604)	—	(3,569)
Net income attributable to MDC Partners Inc.					$142

Non cash stock based compensation.	$1,509	$92	$574	$3,998	$6,173

Results of Operations:
For the Nine Months Ended September 30, 2008
(thousands of United States dollars)

Restated for Discontinued Operations

	Strategic Marketing Services	Customer Relationship Management	Specialized Communication Services	Corporate	Total

Revenue	$246,383	$104,179	$89,378	$—	$439,940

Cost of services sold	152,943	75,936	63,531	—	292,410

Office and general expenses	56,681	18,011	15,935	12,127	102,754

Depreciation and amortization	18,085	5,550	1,950	204	25,789

Operating Profit/(Loss)	18,674	4,682	7,962	(12,331)	18,987

Other Income (Expense):
Other income, net					5,545
Interest expense, net					(9,790)

Income from continuing operations before income taxes, equity in affiliates					14,742
Income tax expense					6,415

Income from continuing operations before equity in affiliates					8,327
Equity in earnings of non-consolidated affiliates					290

Income from continuing operations					8,617

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes					(6,698)

Net Income					1,919
Net income attributable to the noncontrolling Interests	(3,708)	(247)	(2,578)	—	(6,533)
Net loss attributable to MDC Partners, Inc.					$(4,614)

Non cash stock based compensation	$1,492	$98	$648	$3,452	$5,690

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Revenue was $134.6 million for the quarter ended September 30, 2009, representing a decrease of $7.5 million, or 5.3%, compared to revenue of $142.1 million for the quarter ended September 30, 2008. This revenue decrease relates primarily to a decrease in organic revenues of $6.3 million. In addition, a strengthening of the US dollar, primarily versus the Canadian dollar during the quarter ended September 30, 2009, resulted in decreased revenues of $1.2 million.

Operating profit for third quarter of 2009 was $10.2 million, compared to $8.2 million for 2008. The increase in operating profit was primarily the result of an increase in operating profit of $4.4 million in the Strategic Marketing Services (“SMS”) segment.  This was partially offset by decreases in operating profits of $0.3 million in both the Specialized Communication Services (“SCS”) and Customer Relationship Management (“CRM”) segments.  In addition, Corporate operating expenses increased by $1.9 million.

The income from continuing operations attributable to MDC Partners Inc. for the third quarter of 2009 was $0.1 million, compared to  $4.0 million in 2008. This decrease in income of $3.9 million was primarily the result of an increase in unrealized losses on foreign currency transactions of $5.5 million, an increase in net interest expense of $0.7 million, and an increase in net income attributable to noncontrolling interests of $0.8 million.  These amounts were offset by an increase in operating profit of $2.0 million and a decrease in income tax expense of $1.1 million.

Marketing Communications Group

The components of revenues for the third quarter of 2009 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS are shown in the following table:

	Revenue
	$000’s	%
Quarter ended September 30, 2008	$142,089	—
Organic	(6,251)	(4.4)%
Foreign exchange impact	(1,213)	(0.9)%
Quarter ended September 30, 2009	$134,625	(5.3)%

The geographic mix in revenues was consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	83%	83%
Canada	15%	15%
UK and other	2%	2%

The operating profit of the Marketing Communications Group increased by approximately 34.0% to $15.0 million from $11.2 million. Operating margins increased by 3.3% and were 11.2% for the third quarter of 2009, compared to 7.9% for the third quarter of 2008. Operating margins increased due primarily to a decrease in direct costs (excluding staff costs) as a percentage of revenues from 14.2% in 2008 to 13.5% in 2009 due to a decrease in reimbursed client related direct costs.  Total staff costs as a percentage of revenues decreased from 60.1% in 2008, to 58.1% in 2009. General and administrative costs decreased as a percentage of revenue from 20.4% in 2008 to 19.8% in 2009.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS in the third quarter of 2009 were $86.3 million, compared to $81.3 million in 2008. The year-over-year increase of $5.0 million or 6.2% was attributable primarily to organic growth as a result of net new business wins.

The operating profit of SMS for the third quarter of 2009 increased by approximately 50.5% to $13.1 million in 2009, from $8.7 million in 2008.  Operating margins increased to 15.1% in 2009, from 10.7% in 2008. Operating profit increased due primarily to a decrease in total staff costs as a percentage of revenue from 57.9% in 2008 to 55.3% in 2009 as a result of managing costs. In addition, direct costs (excluding staff costs) as a percentage of revenues decreased from 10.9% of revenue in 2008, to 10.7% of revenue in 2009. General and administrative costs decreased as a percentage of revenue from 22.3% in the third quarter of 2008, to 20.5% in 2009, as a result of managing these costs.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the third quarter of 2009 were $26.3 million, a decrease of $6.4 million or 19.6% compared to the $32.7 million reported for 2008. This decrease was a result of existing clients reducing their outsourcing needs.

Operating profit earned by CRM decreased to $0.9 million in 2009, from $1.2 million for the third quarter of 2008. Operating margins were 3.3% for the third quarter of 2009 as compared to 3.6% for the third quarter of 2008. The decrease in margins is primarily attributable to a decrease in revenue.  Cost of services sold decreased from 73.1% in 2008, to 71.1% in 2009.   In addition, general and administrative costs as a percentage of revenue increased from 17.7% in 2008, to 19.1% in 2009 as a result of relatively fixed costs against a decrease in revenues.

Specialized Communication Services (“SCS”)

SCS generated revenues of $22.0 million for the third quarter of 2009, a decrease of $6.1 million, or 21.6% lower than revenues of $28.1 million in 2008. The period over period decrease was attributable primarily to reduced revenue of $5.3 million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $0.8 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased to $1.1 million in the third quarter of 2009, from $1.4 million in the third quarter of 2008, with operating margins of 4.9% in 2009 compared to 4.8% in 2008. The decrease in operating profit and increase in operating margin is primarily attributable to the decrease in revenue and decrease in direct costs (excluding staff costs) as a percentage of revenue from 36.7% in 2008 to 35.7% in 2009.  In addition, total staff costs as a percentage of revenue increased from 45.6% in 2008, to 45.8% in 2009.  However, actual staff costs decreased by $2.7 million as the decrease in revenue outpaced these reductions.  General and administrative costs as a percentage of revenue was 18.0% in both 2008 and 2009.

Corporate

Operating costs related to the Company’s Corporate operations totaled $4.8 million in the third quarter of 2009 compared to $3.0 million in the third quarter of 2008.  This increase is primarily due to a 2008 reduction in the third quarter of the corporate bonus accrual and increased travel and entertainment costs in 2009.

Other Income, Net

Other income, net decreased to a net expense of $3.1 million in the third quarter of 2009, compared to a net income of $2.4 million in the third quarter of 2008. The 2009 expense is primarily comprised of a net, foreign exchange loss of $3.1 million for 2009, compared to a gain of $2.5 million recorded in 2008.  This unrealized loss was due primarily to the weakening in the US dollar during 2009 and 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to June 30, 2009.  At September 30, 2009, the exchange rate was 1.08 Canadian dollars to one US dollar, compared to 1.16 at June 30, 2009.

Net Interest Expense

Net interest expense for the third quarter of 2009 was $3.8 million, an increase of $0.7 million over the $3.1 million net interest expense incurred during the third quarter of 2008. Interest expense remained relatively flat year over year as a result of higher average outstanding debt in 2009, offset by lower interest rates. Interest income was $0.5 million for 2008 and minimal in 2009.

Income Taxes

Income tax expense was $1.1 million in the third quarter of 2009, compared to $2.2 million for the third quarter of 2008. The Company’s effective tax rate was consistent with the statutory rate in 2009 and lower than the statutory rate in 2008 due to noncontrolling interest charges, offset by non-deductible stock based compensation and the establishment of a valuation allowance on certain deferred tax assets.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the third quarter of 2009 and 2008, income of $0.1 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.2 million for the third quarter of 2009, an increase of $0.8 million from the $1.4 million of noncontrolling interest expense incurred during the third quarter of 2008. Such increase was primarily due to the increased profitability in the subsidiaries within the SMS and SCS operating segments who are not 100% owned.

Discontinued Operations Attributable to MDC Partners Inc.

For the third quarter of 2009, the Company incurred no discontinued operations charges, however, in 2008; the Company incurred $0.8 million of such charges.

2008 Discontinued Operations

The operating loss of Bratskeir was $0.5 million net of income tax benefits.

The loss net of taxes from discontinued operations was $0.3 million from Mobium, a division of Colle & McVoy, LLC (“Colle”).

Net income (loss) attributable to MDC Partners Inc .

As a result of the foregoing, net income attributable to MDC Partners Inc. recorded for 2009 was minimal compared to a net income attributable to MDC Partners Inc. of $3.3 million or $0.12 per diluted share reported for 2008.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Revenue was $396.2 million for the nine months ended September 30, 2009, representing a decrease of $43.7 million, or 9.9%, compared to revenue of $439.9 million for the nine months ended September 30, 2008. This revenue decrease relates primarily to a decrease in organic revenues of $34.7 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the nine months ended September 30, 2009, resulted in decreased revenues of $9.0 million.

Operating profit for the nine months ended September 30, 2009 was $21.2 million, compared to $19.0 million for the nine months ended September 30, 2008. The increase in operating profit was primarily the result of an increase in operating profit of the SMS segment of $11.5 million offset by decreases in operating profit of $2.9 million and $5.7 million from the CRM and SCS segments, respectively.  In addition, corporate expenses increased by $0.7 million.

The income from continuing operations attributable to MDC Partners Inc. for the first nine months of 2009 was $0.5 million, compared to $2.1 million in 2008. This decrease in income of $1.6 million was primarily the result of a decrease in unrealized gains on foreign currency transactions of $8.5 million and an increase in net interest expense of $1.2 million.  These amounts were offset by an increase in operating profits of $2.2 million, a decrease in income tax expense of $3.0 million and a decrease in net income attributable to noncontrolling interests of $3.0 million.

Marketing Communications Group

The components of revenues for the first nine months of 2009 attributable to the Marketing Communications Group, which consists of three reportable segments — SMS, CRM, and SCS are shown in the following table:

	Revenue
	$000’s	%
Nine months ended September 30, 2008	$439,940	—
Organic	(34,719)	(7.9)%
Foreign exchange impact	(8,975)	(2.0)%
Nine months ended September 30, 2009	$396,246	(9.9)%

The geographic mix in revenues was consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	85%	82%
Canada	14%	16%
UK and other	1%	2%

The operating profit of the Marketing Communications Group increased by approximately 9.3% to $34.2 million from $31.3 million. Operating margins increased by 1.5% and were 8.6% for the first nine months of 2009 compared to 7.1% for the first nine months of 2008. The increase in operating profit and operating margin is primarily attributable to a decrease in depreciation and amortization of $3.2 million primarily related to the SMS segment and the decrease in revenue. In addition, direct costs (excluding staff costs) decreased as a percentage of revenues from 14.3% of revenue in 2008 to 13.6% of revenue in 2009 due to a decrease in reimbursed client related direct costs. However, total staff costs as a percentage of revenues increased from 59.7% in 2008 to 60.3% in 2009. Total staff costs decreased by $23.6 million, as a result of managing these costs as the decrease in revenue outpaced these reductions.  General and administrative costs decreased as a percentage of revenue from 20.6% in 2008 to 20.2% in 2009 as a result of managing these costs as revenue has decreased.

Strategic Marketing Services (“SMS”)

Revenues attributable to SMS for the first nine months of 2009 were $247.7 million, compared to $246.4 million in 2008. The year-over-year increase of $1.3 million or 0.5% was attributable primarily to organic growth of $4.3 million. A strengthening of the US dollar versus the Canadian dollar in 2009 compared to 2008 resulted in a decrease of $3.0 million in revenues from the division’s Canadian-based operations.

The operating profit of SMS for the first nine months of 2009 increased by approximately 61.7% to $30.2 million in 2009 from $18.7 million in 2008, while operating margins increased to 12.2% in 2009 from 7.6% in 2008. Operating profit increased due primarily to decreased depreciation and amortization of $2.3 million, which relates to the amortization of certain intangibles resulting from the CPB and KBP step-up acquisitions during the fourth quarter of 2007. In addition, direct costs (excluding staff costs) as a percentage of revenues decreased from 12.2% of revenue in 2008, to 11.0% of revenue in 2009. Total staff costs as a percentage of revenue decreased from 57.7% in 2008 to 57.3% in 2009.  General and administrative costs decreased as a percentage of revenue from 23.0% in the first nine months of 2008 to 21.5% in 2009, as a result of managing these costs as revenues decreased.

Customer Relationship Management (“CRM”)

Revenues reported by the CRM segment for the first nine months of 2009 were $85.7 million, a decrease of $18.5 million or 17.7% compared to the $104.2 million reported for 2008. This decrease was a result of reduced revenues from existing clients as a result of clients reducing their outsourcing needs and the conversion of a customer care center to a new program which began in the fourth quarter of 2008.

Operating profit earned by CRM decreased to $1.8 million for the first nine months of 2009 from $4.7 million for the first nine months of 2008. Operating margins were 2.1% for 2009 as compared to 4.5% for 2008. The decrease in margins is primarily due to an increase in cost of services sold from 72.9% in 2008 to 73.2% in 2009, and an increase in general and administrative costs as a percentage of revenue from 17.3% in 2008 to 18.4% in 2009.  These increases relate primarily to relatively fixed costs against a decrease in revenue.

Specialized Communication Services (“SCS”)

SCS generated revenues of $62.9 million for the first nine months of 2009, a decrease of $26.5 million, or 29.7% lower than revenues of $89.4 million for the first nine months of 2008. The period over period decrease was attributable primarily to reduced revenue of $20.6 million as a result of the reduction and delays of client project spending. A strengthening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $5.9 million decrease in revenues from the division’s Canadian and UK-based operations.

The operating profit of SCS decreased to $2.2 million in the first nine months of 2009, from $8.0 million in the first nine months of  2008, with operating margins of 3.5% in 2009 compared to 8.9% in 2008. The decrease in operating margin in 2009 was due primarily to an increase in direct costs as a percentage of revenue from 32.7% in 2008 to 36.1% in 2009, and an increase in total staff costs as a percentage of revenue from 45.3% in 2008, to 47.2% in 2009.  Direct costs decreased by $6.6 million and total staff costs decreased by $10.8 million.  However, revenue decreases outpaced the reduction of staff costs and direct costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $13.1 million in the first nine months of 2009 compared to $12.3 million in 2008.  Non-cash stock based compensation charges increased  by $0.5 million from $3.5 million in 2008 to $4.0 million in 2009.  Increases in travel and entertainment and promotional expenses accounted for the remaining increase.

Other Income, Net

Other income decreased to net expense of $3.0 million during the first nine months of 2009 compared to net income of $5.5 million in the first nine months of 2008. The 2009 expense is primarily comprised of a net foreign exchange loss of $3.0 million, compared to a gain of $5.6 million recorded in 2008.  The 2009 loss included a $1.3 million realized cash gain on foreign currency transactions and an unrealized  loss of approximately $4.3 million, which was due primarily to the weakening in the US dollar during 2009 and 2008 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2008.  At September 30, 2009, the exchange rate was 1.08 Canadian dollars to one US dollar, compared to 1.22 at the end of 2008.

Net Interest Expense

Net interest expense for the first nine months of 2009 was $11.0 million, an increase of $1.2 million over the $9.8 million net interest expense incurred during the first nine months of 2008. Interest expense increased $0.1 million in 2009 due to higher average outstanding debt in 2009, offset by lower interest rates. Interest income was $1.4 million for 2008 and $0.3 million in 2009, due to income recorded on the notes receivable from the sale of SPI, which were fully collected in May 2009.

Income Taxes

Income tax expense was $3.4 million in the first nine months of 2009 compared to $6.4 million for the first nine months of 2008. The Company’s effective tax rate was substantially higher than the statutory rate in 2009 and 2008 due to noncontrolling interest charges, offset by non-deductible stock based compensation and the establishment of a valuation allowance on certain deferred tax assets.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first nine months of 2009 and 2008, income of $0.3 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $3.6 million for the first nine months of 2009, down $2.9 million from the $6.5 million of noncontrolling interest expense incurred during the first nine months of 2008. Such decrease was primarily due to the Company’s 2008 step-up in ownership of CPB and Accent and increased profitability in the subsidiaries within the SMS segment offset by decreases in profitability in subsidiaries within the SCS operating segment who are not 100% owned.

Discontinued Operations Attributable to MDC Partners Inc.

2009 Discontinued Operations

The loss, net of an income tax benefit of $0.4 million from discontinued operations in the first nine months of 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009.

2008 Discontinued Operations

The 2008 loss from discontinued operations of $6.7 million consisted of the following:

The operating loss of Bratskeir for 2008 was $1.8 million net of income tax benefits.

Effective December 3, 2008, Colle completed the sale of certain assets of its Mobium division. The operating loss was $1.0 million, net of income tax benefits.

Effective June 30, 2008, the Company completed the sale of its equity interests in Ito.  The operating loss of Ito for 2008 was $0.8 million.

In 2007, the Company ceased operation of MFP. In 2008, the Company recorded a loss of $3.0 million, net of income tax benefits resulting primarily from the accrual of lease abandonment costs and severance at MFP.

Net Income (loss) attributable to MDC Partners Inc .

As a result of the foregoing, net income attributable to MDC Partners Inc. recorded for 2009 was $0.1 million or $0.1 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $4.6 million or $0.17 per diluted share reported for 2008.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2009	As of and for the nine months ended September 30, 2008	As of and for the year ended December 31, 2008
	(000’s except ratios)	(000’s except ratios )	(000’s except ratios )
Cash and cash equivalents	$70,937	$17,483	$41,331
Working capital deficit	$(27,593)	$(12,811)	$(12,091)
Cash from operations	$43,942	$22,535	$57,446
Cash from investing	$(11,159)	$(21,000)	$(50,186)
Cash from financing	$(2,691)	$5,894	$(23,510)
Long-term debt to total equity ratio	1.84	1.36	1.42
Fixed charge coverage ratio	1.48	1.97	2.01

As of September 30, 2009, and December 31, 2008, $15.9 million and $8.4 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings and to fund acquisitions and related payments.

Due to the adoption of a new accounting pronouncement, in January 2009, the Company was required to record its outstanding Put Options on the Company’s balance sheet.  As of September 30, 2009, the result of recording these Put Options reduced total equity by $36.2 million.

Working Capital

At September 30, 2009, the Company had a working capital deficit of $27.6 million compared to a deficit of $12.1 million at December 31, 2008. The decrease in working capital is primarily due to the reclassification of the convertible notes to current liabilities offset by seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets.  In addition, the Company has implemented improvements in its billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2009, $3.4 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash and availability of funds under its WF Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2009 was $44.2 million. This was attributable primarily to income from continuing operations attributable to MDC Partners of $0.5 million, depreciation and amortization and non-cash stock-based compensation of $29.1 million, an increase in accounts payable, accruals, advanced billings to clients, prepaids and other non-current assets and liabilities of $34.0 million and foreign exchange of $4.4 million. This cash provided by continuing operations was partially offset by an increase in accounts receivable of $18.1 million and an increase in expenditures billable to clients of $7.5 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the nine months ended September 30, 2009.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2008 was $22.8 million. This was attributable primarily to depreciation and amortization and non-cash stock-based compensation of $31.9 million and an increase in advanced billing to clients of $17.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $16.8, an increase in accounts receivable of $2.8 million and an increase in expenditures billable to clients of $6.0 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the nine months ended September 30, 2008.

Investing Activities

Cash flows used in investing activities were $11.2 million for the nine months ended September 30, 2009, compared with $21.0 million in the nine months ended September 30, 2008.

In the nine months ended September 30, 2009, capital expenditures totaled $3.3 million, of which $2.1 million was incurred by the SMS segment, $0.8 million was incurred by the CRM segment and $0.4 million was incurred by the SCS segment.  These expenditures consisted primarily of computer equipment and furniture and fixtures. Expenditures for capital assets in the nine months ended September 30, 2008 were $10.4 million. Of this amount, $6.8 million was incurred by the SMS segment, $2.4 million was incurred by the CRM segment and $1.1 million was incurred by the SCS segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the nine months ended September 30, 2009, cash flow used for acquisitions was $8.1 million and related to the settlement of put options, earn-out payments, and acquisitions net of cash acquired. Cash flow used in acquisitions was $10.4 million in the nine months ended September 30, 2008 and related to the settlement of put options, earn-out payments and acquisitions net of cash acquired.

Discontinued operations used cash of $0.5 million in 2008 primarily related to capital asset purchases.

Financing Activities

During the nine months ended September 30, 2009, cash flows used in financing activities amounted to $2.7 million, and consisted primarily of repayments of long-term debt and advances under the Fortress Financing Agreement of $2.1 million and the purchase of treasury shares for income tax withholding requirements of $0.6 million. During the nine months ended September 30, 2008, cash flows provided by financing activities amounted to $5.9 million, and primarily consisted of borrowings under the Fortress Financing Agreement of $8.4 million, repayments of long-term debt of $1.6 million and the purchase of treasury shares for income tax withholding requirements of $0.9 million.

As of September 30, 2009, the Fortress Financing Agreement consisted of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Fortress Financing Agreement bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio. In addition, the Company was required to pay a facility fee of 50 basis points. The weighted average interest rate at September 30, 2009 was 7.1%.

The Fortress Financing Agreement was guaranteed by the material subsidiaries as defined of the Company and matures on June 17, 2012. The Fortress Financing Agreement was subject to various covenants, including a senior leverage ratio, fixed charges ratio, limitations on debt incurrence, limitation on liens and limitation on dividends and other payments.  On October 23, 2009, the Company repaid all amounts due under the Fortress Financing Agreement.

Debt as of September 30, 2009 was $184.4 million, an increase of $2.9 million compared with the $181.5 million outstanding at December 31, 2008, primarily as a result of the weakening of the US dollar, as the Company’s 8% convertible debentures are payable in Canadian dollars.  At September 30, 2009, $40.9 million was available under the Fortress Financing Agreement.

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the WF Credit Agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Fortress Financing Agreement, the Company was required to comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, (iii) minimum earnings before interest, taxes and depreciation and amortization, and (iv) limitations on capital expenditures, in each case as such term was specifically defined in the Fortress Financing Agreement. For the period ended September 30, 2009, the Company’s calculation of each of these covenants, and the specific requirements under the Fortress Financing Agreement, respectively, were as follows:

September 30, 2009
Total Senior Leverage Ratio	1.42
Maximum per covenant	3.25

Fixed Charges Ratio	3.65
Minimum per covenant	1.30

Minimum earnings before interest, taxes, depreciation and amortization	$67.0 million
Minimum per covenant	$45.4 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Fortress Financing Agreement, as non-compliance with such covenants would have had a material adverse effect on the Company.

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”).  The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009.  Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010.  The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased.  The Company received net proceeds before expenses of $209 million which included an original issue discount of approximately 4.7% and underwriter fees. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and will redeem its outstanding 8% C$45 million convertible debentures on or about November 26, 2009.

 The Company may, at its option, redeem the 11% Notes in whole at any time or in part from time to time, on and after November 1, 2013 at a redemption price of 105.500% of the principal amount thereof if redeemed during the twelve-month period beginning on November 1, 2013, at a redemption price of 102.750% of the principal amount thereof if redeemed during the twelve-month period beginning on November 1, 2014 and at a redemption price of 100% of the principal amount thereof if redeemed during the twelve-month period beginning on November 1, 2015.  Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest.  The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 11% of the principal amount thereof.  If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest.

 On October 23, 2009, the Company and its subsidiaries entered into a new $75 million five year senior secured revolving credit facility (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto.  The WF Credit Agreement replaced the Company’s existing $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent.   Advances under the WF Credit Agreement will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin.  The initial applicable margin for borrowing is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans.  The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined.  In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to lender under the WF Credit Agreement in respect of unused commitments thereunder.

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined.  The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person.  These covenants are subject to a number of important limitations and exceptions.  The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to pay contingent deferred purchase consideration to the seller. These contingent purchase obligations are generally payable within a one to three-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable. At September 30, 2009, there was $2.9 million of deferred consideration included in the Company’s balance sheet. Based on the various assumptions as to future operating results of the relevant entities, management estimates that approximately $55.9 million of additional deferred purchase obligations could be triggered during 2009 or thereafter, including approximately $3.5 million which may be paid in the form of issuance by the Company of its Class A shares. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2009, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $39.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3.6 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $3.7 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $9.8 million of the estimated $39.7 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.0 million.

On October 5, 2009, the Company exercised its call and acquired the remaining 6% equity interest in CPB.  The estimated cost of this equity included in the above is $8.6 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2009	2010	2011	2012	2013 & Thereafter	Total
	($ Millions)
Cash	$9.2	$1.6	$1.4	$8.7	$15.2	$36.1
Shares	0.6	0.1	0.6	0.9	1.4	3.6
	$9.8	$1.7	$2.0	$9.6	$16.6	$39.7	(1)
Operating income before depreciation and amortization to be received(2)	$1.3	$0.3	$0.7	$1.6	$1.1	$5.0
Cumulative operating income before depreciation and amortization(3)	$1.3	$1.6	$2.3	$3.9	$5.0	(5)

(1)
This amount, in addition to put options only exercisable upon termination of $3.7 million have been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet in conjunction with the adoption of a new accounting pronouncement.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2008 and first nine months of 2009 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

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

Estimates .   The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “US GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred income tax assets, redeemable noncontrolling interests, stock-based compensation and the reported amounts of revenue and expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Revenue Recognition. The Company’s revenue recognition policies are in compliance with the FASB Accounting Standards Codification topic on Revenue Recognition, and accordingly, revenue is generally recognized when services are earned or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

The Company follows the Reporting Revenue Gross as a Principal versus Net as an Agent topic of the FASB Accounting Standards Codification. This topic summarized views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses topic of the FASB Accounting Standards Codification. This topic requires that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses

Acquisitions, Goodwill and Other Intangibles .  A fair value approach is used in testing goodwill for impairment  to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.

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

Effective January 1, 2006, the Company adopted the revised guidance on Accounting for Stock Options and has opted to use the modified prospective application transition method. Under this method the Company will not restate its prior financial statements. Instead, the Company will apply this guidance for new awards granted or modified after the adoption, any portion of awards that were granted after December 15, 1994 and have not vested as of January 1, 2006, and any outstanding liability awards.

New Accounting Pronouncements

In June 2009, the FASB introduced the FASB Accounting Standards Codification and issued the revised guidance on Hierarchy of Generally Accepted Accounting Principles, which is effective for the Company July 1, 2009.  This standard does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under this standard there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance.

In May 2009, the FASB issued revised guidance on Subsequent Events, which is effective for the Company June 30, 2009. This statement provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

In December 2007, FASB issued revised guidance on Business Combinations. These revised standards retain some fundamental concepts of the current standard, including the acquisition method of accounting (known as the “purchase method”) for all business combinations but revised guidance broadens the definitions of both businesses and business combinations, resulting in the acquisition method applying to more events and transactions. This guidance also requires the acquirer to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Both acquisition-related costs and restructuring costs are required to be recognized separately from the acquisition and be expensed as incurred. In addition, acquirers will record contingent consideration at fair value on the acquisition date as either a liability or equity. Subsequent changes in fair value will be recognized in the income statement for any contingent consideration recorded as a liability. This revised guidance is to be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008. Early application is prohibited.  The adoption of these revised standards did not have a material effect on our financial statements.

In December 2007, FASB issued guidance that now requires the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements.  The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests.  The reclassifications must be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years.   However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements.  Early application was prohibited.  The guidance was expanded in 2008 to require the recording of put options as a liability and a reduction of equity.  The adoption of these new standards has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $37.8 million as of January 1, 2009. As of December 31, 2008, the Company has reclassified $21.8 million of minority interest to Redeemable Noncontrolling Interest, representing Noncontrolling Interests which could be purchased by the Company pursuant to the exercise of an existing Put option.  In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity-Noncontrolling Interest.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to Equity.  For the three and nine months ended September 30, 2008, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result net income for the three month period was increased by $1.4 million and the net loss was reduced by $6.5 million, respectively.  These adjustments will not impact the calculation of earnings per share.  At September 30, 2009, the Company reduced its estimated redemption amounts by $1,700.

In March 2008, the FASB issued guidance relating to "Disclosures about Derivative Instruments and Hedging Activities (previously in SFAS No. 161 and currently included in ACS 815-10-65)," which requires enhanced disclosures for derivative and hedging activities. The additional disclosures became effective beginning with our first quarter of 2009. Early adoption is permitted.  The adoption of this statement did not have a material effect on our financial statements.

In November 2008, the EITF issued guidance on Equity Method Investment Accounting Considerations , which is effective for the Company January 1, 2009. This standard addresses the impact that revised Guidance on Business Combinations and Noncontrolling Interests might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have an impact on our financial statements.

In April 2008, the FASB issued revised guidance on the topic of  Determination of the Useful Life of Intangible Assets.  The revised guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of this revision is to improve the consistency between the useful life of a recognized intangible asset under previous guidance, and the period of expected cash flows used to measure the fair value of the asset. These changes were effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted these provisions on January 1, 2009. The impact that this adoption may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In May 2008, the FASB issued standards relating to the Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)”, which is now included in the Accounting Standards Codification Topic Debt with Convertible and Other Options.  The guidance addresses the accounting for convertible debt instruments that, by their stated terms, may be settled in cash upon conversion including partial cash settlement.  This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance did not have a material effect on our financial statements.

In June 2009, the FASB issued revised guidance on the topic of Accounting for Variable Interest Entities, which we will adopt effective January 1, 2010. This guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We believe that this will not have a material impact on our financial statements.

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2008 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings, including the Form 8-K filed on October 19, 2009.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At September 30, 2009, the Company’s debt obligations consisted of amounts outstanding under its Financing Agreement. This facility bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $139.3 million, as of September 30, 2009, a 1.0% increase or decrease in the weighted average interest rate, which was 7.1% at September 30, 2009, would have an interest impact of approximately $1.4 million annually.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K and the Company Form 8-K filed on October 19, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
There were no transactions during the third quarter of 2009 in which the Company issued shares of its Class A subordinate voting shares that were not registered under the Securities Act of 1933, as amended.

Item 4.     Submission of Matters to a Vote of Security Holders
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Chief Accounting Officer

November 2, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement of Separation and Release, dated August 31, 2009, between the Company and Graham Rosenberg*

12	Statement of computation of ratio of earnings to fixed charges*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.