Form 10-K
period 2009-12-31
MDC PARTNERS INC
filed 2010-03-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2009 was approximately $136.2 million, computed upon the basis of the closing sales price ($5.45/share) of the Class A subordinate voting shares on that date.

As of March 1, 2010, there were 28,626,204 outstanding shares of Class A subordinate voting shares without par value, and 2,503 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2010, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board,” “Outstanding Shares,” “Transactions with MDC Partners Inc.” and “Appointment of Independent Accountants”.

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

MDC is a leading provider of marketing communications services to customers globally. MDC has operating units in the United States, Canada, Europe and Jamaica.

MDC’s subsidiaries provide a comprehensive range of marketing communications and consulting services, including advertising, interactive marketing, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, corporate identity, design and branding and other related services.

Part I — Business

MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing communications and strategic consulting services to their clients. MDC Partners strives to be a partnership of marketing communications and consulting companies (or Partners) whose strategic, creative and innovative solutions are media-agnostic, challenge the status quo and achieve measurable superior results for clients and stakeholders.

MDC’s Corporate Group ensures that MDC is the most Partner-responsive marketing services network through its strategic mandate to help Partner firms find clients, talent and tuck under acquisitions, as well as cross-sell services and enhance their culture for innovation and growth. MDC’s Corporate Group also works directly with Partner firms to expand their offerings through new strategic services, as well as leverage the collective expertise and scale of the group as a whole. The Corporate Group uses this leverage to provide various shared services to help reduce costs across the group.

The MDC model is driven by three key elements:

Perpetual Partnership.  The perpetual partnership creates ongoing alignment of interests to drive performance. The perpetual partnership model functions by (1) identifying the ‘right’ Partners with a sustainable differentiated position in the marketplace; (2) creating the ‘right’ Partnership structure generally by taking a majority ownership position and leaving a substantial noncontrolling equity or economic ownership position in the hands of operating management to incentivize long-term growth; (3) providing access to more resources and leveraging the network’s scale; and (4) focusing on delivering financial results.

Entrepreneurialism.  Entrepreneurial spirit is optimized by creating customized solutions to support and grow our businesses.

Human and Financial Capital.  The model balances accountability with financial flexibility to support growth.

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services

The Strategic Marketing Services segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, and sales promotion to national and global clients. The Strategic Marketing Services segment is comprised of the following agencies: Allard Johnson; Attention, Bruce Mau Design; Colle + McVoy; Company C; Crispin Porter + Bogusky; Fletcher Martin; Hello Design; henderson bas; HL Group Partners; kirshenbaum bond senecal + partners; Mono Advertising; Redscout; Skinny NYC; Veritas Communications; VitroRobertson; Yamamoto Moss MacKenzie; Zig; and Zyman Group.

Performance Marketing Services

The Performance Marketing Services segment includes firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment and growth for regional, national and global clients. The Performance Marketing Services segment is comprised of the following agencies: Accent; Accumark Communications, Bryan Mills Iradesso; Computer Composition; Northstar Research Partners; Onbrand; Source Marketing; and TargetCom.

Marketing Communications Equity

Adrenalina, LLC is accounted for under the equity method. Adrenalina is an agency focused on providing marketing services to the Hispanic market, and its marketing disciplines include: advertising, retail and event marketing and consumer promotions.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Other-Balance Sheet Commitments — Put Rights of Subsidiaries’ Noncontrolling Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC PARTNERS INC.

SCHEDULE OF CURRENT AND POTENTIAL MARKETING
COMMUNICATIONS COMPANY OWNERSHIP

Company	% Owned at 12/31/09	Year of Initial Investment	Put/Call Options
			2010	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
Allard Johnson Communications Inc.	75.9%	1992	89.0%	Note 1
Attention Partners LLC	51.0%	2009	—	Note 2
Bruce Mau Design Inc.	50.1%	2004	—
Colle & McVoy, LLC	95.0%	1999	—	Note 3
Crispin Porter & Bogusky, LLC	100%	2001	—
Company C Communications LLC	90.0%	2000	—	Note 4
Fletcher Martin, LLC	85.0%	1999	100.0%	Note 5
Hello Design, LLC	51.0%	2004	—
henderson bas partnership	65.0%	2004	100.0%
HL Group Partners, LLC	64.9%	2007	—	Note 6
kirshenbaum bond & partners, LLC	100.0%	2004	—
Mono Advertising, LLC	49.9%	2004	54.9%	Note 7
Redscout, LLC	60.0%	2007	—	Note 8
Skinny NYC, LLC	50.1%	2008	—	Note 9
Veritas Communications Inc.	64.1%	1993	78.4%	Note 10
Vitro Robertson, LLC	82.0%	2004	—	Note 11
Yamamoto Moss Mackenzie	100.0%	2000	—
Zig Inc.	74.0%	2004	88.4%	Note 12
Zyman Group, LLC	94.1%	2005	—	Note 13
Performance Marketing Services
Accent Marketing Services, LLC	100.0%	1999	—
Accumark Communications Inc.	55.0%	1993	61.7%	Note 14
Bryan Mills Iradesso Corp.	62.8%	1989	88.2%	Note 15
Computer Composition of Canada Inc.	100.0%	1988	—
Northstar Research Partners Inc.	70.0%	1998	—	Note 16
Onbrand	89.0%	1992	—
Source Marketing, LLC	83.0%	1998	—	Note 17
TargetCom, LLC	100.0%	2000	—	Note 18
Equity Accounted:
Adrenalina, LLC	49.9%	2007	—	Note 19

Notes

(1)	MDC has the right to increase its ownership interest in Allard Johnson Communications Inc. through acquisition of an incremental interest, and the other holders have the right to put to MDC the same incremental interest up to 89% of this entity in 2010 and 100% only upon termination.
(2)	Attention Partners LLC is owned by HL Group Partners, LLC. HL Group Partners, LLC has the right to increase its ownership in Attention Partners, LLC through acquisitions of incremental interests, and the other interest holders has the right to put to HL Group Partners, LLC the same incremental interests up to 100% only upon termination.

(3)	MDC has the right to increase its economic ownership in Colle & McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(4)	MDC has the right to increase its economic ownership in Company C Communications, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012. Effective October 1, 2008, Company C is operated as a division of kirshenbaum bond & partners, LLC.
(5)	Effective January 1, 2010, MDC acquired the remaining 15% membership interest.
(6)	MDC has the right to increase its ownership in HL Group Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 72.4% of this entity in 2012, up to 82.62% in 2013 and up to 93.73% in 2014. Effective January 25, 2010, MDC acquired an additional 1% membership interest in HL Group Partners, LLC.
(7)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 54.9% of this entity in 2010, up to 60.0% in 2011, up to 65.0% in 2012, up to 70.0% in 2013 and up to 75.0% in 2014.
(8)	MDC has the right to increase its ownership in Redscout, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 80% of this entity in 2012.
(9)	MDC has the right to increase its ownership in Skinny NYC, LLC through acquisition of incremental interests, and the other interest holders have the right to put to MDC the same incremental interest, up to 60.1% of this entity in 2014, up to 70.1% of this entity in 2015 and up to 80.1% of this entity in 2016.
(10)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 78.4% of this in 2010, up to 81.5% in 2011, up to 95.1% in 2012 and up to 100% in 2013.
(11)	MDC has the right to increase its ownership in Vitro Robertson, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 95% of this entity in 2011, up to 97.5% in 2012 and up to 100% in 2013.
(12)	MDC has the right to increase its ownership in Zig Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interest, up to 88.4% of this entity in 2010, and up to 90.45% of this entity in 2012. Effective July 1, 2008, ACLC was merged into Zig.
(13)	As of December 31, 2009, MDC’s economic interest in Zyman Group, LLC was 100% of profits as its priority return is not expected to be exceeded. In January 2009, Zyman Group, LLC has become an operating division of kirshenbaum bond & partners, LLC.
(14)	MDC has the right to increase its ownership in Accumark Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 61.7% of this entity in 2010, up to 68.3% in 2011 and up to 75.0% in 2012. MDC’s current economic interest is 42%.
(15)	MDC has the right to increase its ownership in Bryan Mills Iradesso, Corp. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(16)	MDC has the right to increase its ownership in Northstar Research Partners Inc. through acquisitions of incremental interests, and the other holders have the right to put to MDC the same incremental interests up to 100% only upon termination.
(17)	MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up 87.1% of this entity in 2011 and 91.3% in 2012 and 100% in 2013.
(18)	Effective January 1, 2009, Targetcom LLC is operating as a division of Accent Marketing Services, LLC.
(19)	MDC has the right to increase its ownership in Adrenalina, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 61% of this entity in 2013, up to 72% in 2014 and up to 82% in 2015.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to the Company’s Marketing Communications Businesses and the geographic regions the businesses operate within, refer to Note 16 (Segmented Information) of the notes to the consolidated financial statements included in this Annual Report and to “Item 7. Management’s Discussion and Analysis” for further discussion.

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

Industry Trends

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services and database marketing and analytics are consuming a growing portion of marketing dollars. The Company believes this is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, etc). The notion of a mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a different message and/or different, often non-traditional, channels of communication. Global marketers now seek innovative ideas wherever they can find them, providing new opportunities for small to mid-sized communications companies.

Clients

The Company serves clients in virtually every industry, and in many cases, the same clients in various locations. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis — Executive Overview” for a further discussion of MDC’s arrangements with its clients.

During 2009, 2008 and 2007, the Company’s largest client, Sprint, accounted for approximately 16%, 19% and 17% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 49%, 45% and 39% of 2009, 2008 and 2007 revenues, respectively.

Employees

As of December 31, 2009, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	1,964
Performance Marketing Services	2,935
Corporate	26
Total	4,925

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

Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009. The effects could adversely affect our financial condition and results of operations in 2010.

a. As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

The current economic downturn has affected the advertising and marketing services industry more severely than other industries, and any recovery of the advertising and marketing services industry could lag that of the economy generally. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Further decreases in our revenue would negatively affect our financial results, including a reduction of our estimates of free cash flow from operations.

b. If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The current unfavorable economic and financial conditions that are impacting most sectors of the economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, credit agreement covenant violations or reduced liquidity. Our largest single client accounted for approximately 16% of revenue in 2009, and our 10 largest clients (measured by revenue generated) accounted for 49% of revenue in 2009.

MDC competes for clients in highly competitive industries.

The Company operates in a highly competitive environment in an industry characterized by numerous firms of varying sizes, with no single firm or group of firms having a dominant position in the marketplace. MDC is, however, smaller than several of its larger industry competitors. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because a firm’s principal asset is its people, barriers to entry are minimal, and relatively small firms are, on occasion, able to take all or some portion of a client’s business from a larger competitor.

While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions. From year to year, the identities of MDC’s 10 largest customers may change, as a result of client losses and additions and other factors; however, the proportion of MDC’s business derived from its 10 largest clients does not vary significantly from year to year. To the extent that the Company fails to maintain existing clients or attract new clients, MDC’s business, financial condition and operating results may be affected in a materially adverse manner.

The loss of lines of credit under our Credit Agreement, and compliance with the covenants in the indenture governing our 11% notes, could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.

As of December 31, 2009, MDC had not utilized its Credit Agreement, other than for outstanding letters of credit. MDC uses amounts available under the Credit Agreement, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes that the Company will be in compliance with covenants over the next twelve months. If, however, events were to occur which result in MDC losing all or a substantial portion of its available credit under the Credit Agreement, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options would be materially adversely affected.

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

To increase its revenues, MDC needs to obtain additional clients or generate demand for additional services from existing clients. MDC’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of MDC’s employees, services and reputation and the breadth of its services. To the extent MDC cannot generate new business from new and existing clients due to these limitations. MDC’s ability to grow its business and to increase its revenues will be limited.

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

MDC’s agencies often incurs expenses on behalf of its clients for productions and in order to secure a variety of media time and space, in exchange for which it receives a fee. The difference between the gross cost of the production and media and the net revenue earned by us can be significant. While MDC takes precautions against default on payment for these services (such as credit analysis and advance billing of clients) and has historically had a very low incidence of default, MDC is still exposed to the risk of significant uncollectible receivables from our clients. This risk is enhanced by the current distress in the credit markets which could impact our client’s ability to finance their businesses.

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

Goodwill may become impaired.

We have recorded a significant amount of goodwill in our consolidated financial statements in accordance with U.S. GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill relating to continuing operations is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

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

The indenture governing the 11% Notes and the Credit Agreement governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.

The indenture governing the 11% Notes and the Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

•	sell assets;
•	pay dividends and make other distributions;
•	redeem or repurchase our capital stock;
•	incur additional debt and issue capital stock;
•	create liens;
•	consolidate, merge or sell substantially all of our assets;
•	undergo a change in control;
•	enter into certain transactions with our affiliates;
•	engage in new lines of business; and
•	enter into sale and leaseback transactions.

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. The Credit Agreement is subject to various additional covenants, including a senior leverage ratio, a fixed charges ratio and a minimum EBITDA level. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 11% Notes.

As of December 31, 2009, MDC had $217.9 million net of original issue discount of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under the Credit Agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation. Our level of indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to the 11% Notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the advertising industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, particularly in concert with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds or take other actions.

Despite our current debt levels, we may be able to incur substantially more indebtedness, which could further increase the risks associated with our leverage.

We may incur substantial additional indebtedness in the future. The terms of our Credit Agreement and the indenture governing the11% Notes will permit us and our subsidiaries to incur additional indebtedness (subject to certain limitations). If we or our subsidiaries incur additional indebtedness, the related risks that we face could increase.

We are a holding company dependent on our subsidiaries for our ability to pay dividends and service our debt.

MDC is a holding company with no operations of our own. Consequently, our ability to pay dividends on our common stock and to service our debt is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of earnings to us from our subsidiaries, or advances or other distributions of funds by these subsidiaries to us, all of which are subject to statutory or contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and the “Management’s Discussion and Analysis” for the impact of occupancy costs on the Company’s operating expenses.

The Company maintains office space in many cities in the United States, Canada, and in the United Kingdom, Europe, and Jamaica. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-US businesses are denominated in other than US dollars and are therefore subject to changes in foreign exchange rates.

Item 3. Legal Proceedings

MDC’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, MDC has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of MDC.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is The Toronto Stock Exchange (symbol: “MDZ.A”). As of March 1, 2010, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported by the NASDAQ composite and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2009 and 2008 are as follows:

Nasdaq Market

Quarter Ended	High	Low
	($ per Share)
March 31, 2008	9.57	6.65
June 30, 2008	9.09	6.77
September 30, 2008	8.76	5.93
December 31, 2008	6.72	2.19
March 31, 2009	3.87	2.50
June 30, 2009	6.00	3.24
September 30, 2009	8.10	5.44
December 31, 2009	9.00	6.88

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C$ per Share)
March 31, 2008	9.71	6.50
June 30, 2008	9.25	6.78
September 30, 2008	8.76	6.50
December 31, 2008	8.70	2.25
March 31, 2009	4.75	3.22
June 30, 2009	6.85	4.00
September 30, 2009	8.74	6.27
December 31, 2009	9.98	7.50

As of March 1, 2010, the last reported sale price of the Class A subordinate voting shares was $9.49 on NASDAQ and C$9.66 on the Toronto Stock Exchange.

Dividend Policy

Prior to January 2010, MDC had not declared nor paid any dividends on its Class A subordinate voting shares since its incorporation in 1986. On January 25, 2010, the Company announced its declaration of a $0.10 per share cash dividend, payable for the quarter ended December 31, 2009. The dividend was paid to shareholders of record as of February 12, 2010. The Company expects to pay quarterly dividends of $0.10 per share for each of the next three quarters of 2010, although there can be no assurance that any such dividends will in fact be paid. Any future payment of dividends, if permitted pursuant to the terms of the Company’s financing agreements, will be determined by the Board of Directors of the Company on the basis of earnings, financial requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2009.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	239,992	$9.55	2,412,595
Stock appreciation rights	1,899,288 (1)	$3.80	995,333
Not approved by stockholders:
None	—	—	—

(1)	Based on December 31, 2009 closing Class A subordinate voting share price on the Nasdaq of $8.25.

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of two million Class A shares. On June 2, 2009 and June 1, 2007, the Company’s shareholders approved amendments to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to 4.5 million Class A shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A shares.

See also Note 13 of the Notes to the consolidated financial statements included in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes were initially sold to Goldman, Sachs & Co. and seven co-managers (collectively, the “initial purchasers”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds of approximately $206 million from the sale of the 11% Notes to the initial purchasers, after deducting the initial purchaser’s discount, OID and other offering expenses. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and redeemed its outstanding 8% C$45 million convertible debentures. The Company used the remaining net proceeds for general corporate purposes. The 11% Notes were sold to the initial purchasers in a private placement and were resold to qualified institutional buyers in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Rule 144A thereunder.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2009, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement, the Company is currently restricted from repurchasing its shares.

During 2009, the Company’s employees surrendered 156,481 Class A shares valued at $0.6 million in connection with the required tax withholding resulting from the vesting of restricted stock. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2009.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$545,924	$584,648	$533,883	$403,086	$341,000
Operating profit	$20,244	$20,344	$23,377	$23,423	$21,659
Income (loss) from continuing operations	$(12,092)	$18,284	$2,335	$8,403	$14,048
Stock-based compensation included in income from continuing operations	$15,444	$14,437	$10,217	$8,361	$3,272
Earnings (Loss) per Share
Basic
Continuing operations attributable to MDC Partners Inc.	$(0.64)	$0.38	$(0.73)	$(0.35)	$(0.32)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.64)	$0.37	$(0.73)	$(0.35)	$(0.32)
Financial Position Data
Total assets	$604,519	$529,239	$520,698	$493,501	$507,315
Total debt	$217,946	$181,498	$164,754	$95,454	$123,149
Fixed charge coverage ratio	N/A	2.01	1.43	2.03	2.48
Fixed charge deficiency	$3,350	N/A	N/A	N/A	N/A

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2009

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. In addition, the Company entered into a new $75 million Revolving Credit Facility, expiring in October 2014. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and redeemed its outstanding 8% C$45 million convertible debentures. As a result, the Company incurred

$4.5 million of early termination fees and the write off of the remaining deferred financing costs relating to its prior Financing Agreement and convertible debentures.

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

Year Ended December 31, 2005

On June 28, 2005, MDC completed an issuance in Canada of convertible unsecured subordinated debentures amounting to $38.7 million as of December 31, 2005 (C$45.0 million) (the “Debentures”). The Debentures were redeemed on November 26, 2009. The Debentures bear interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are two reportable operating segments: Strategic Marketing Services and Performance Marketing Services. In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2007 to 2009 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” in the notes to the consolidated financial statements.

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

Fourth Quarter Results.  Revenues for the fourth quarter of 2009 increased to $149.7 million, compared to the 2008 fourth quarter revenues of $144.7 million. The increase consisted of organic growth of $2.0 million and a $3.0 million increase due to foreign currency fluctuations. The Strategic Marketing Services segment had revenue growth of $13.2 million, which is primarily retainer fee based. The Performance Marketing Services segment had a revenue decline of $8.2 million in 2009. This decline in revenues is related to clients continuing to cut back and not spend on discretionary projects and other activities, which they had traditionally engaged the Company to perform. Operating results for the fourth quarter of 2009 resulted in a loss of $0.9 million compared to a profit of $1.4 million. The decrease in profits in 2009 is related to increased amortization expense relating to the recording of the final earnout payment relating to CPB and the related backlog that was amortized in December 2009 of $4.0 million. Income (loss) from continuing operations for the fourth quarter of 2009 was a loss of $16.2 million compared to income of $9.7 in 2008. The 2009 fourth quarter loss is attributable to a decrease in foreign exchange gains of $6.7 million, an increase in interest expense of $7.0 million, and an increase in income tax expense of $9.2 million. Interest expense increased due to the Company’s refinancing of its outstanding debt. Income tax expense increased primarily due to additional valuation allowance reserves and non-deductible stock-based compensation.

Summary of Key Transactions

Recent Transactions

On March 5, 2010, the Company acquired a 60% equity interest in TEAM Holdings LLC (“TEAM”). TEAM is an experiential marketing services company based in Fort Lauderdale, Florida. The purchase price consisted of $11 million in cash paid at closing. In addition, the Company will make contingent payments of up to $8 million in aggregate if TEAM achieves specified financial targets in calendar years 2010 and 2011, together with other potential additional payments contingent on TEAM’s financial performance. The remaining 40% of the equity interests in TEAM are held by Todd Graham, Dan Gregory, Stephen Groth, Sean O’Toole, Kevin Berg, and Vincent Parinello. In connection with the acquisition, the Company and each of the minority equity holders of TEAM entered into an operating agreement that specifies the parties’ respective economic, governance and liquidity rights, including the Company’s right to priority distributions from TEAM for the period through 2015. TEAM also entered into new employment agreements with Todd Graham, Dan Gregory, Stephen Groth, and Sean O’Toole.

Year Ended December 31, 2009

New Financing

On October 23, 2009, the Company completed a $300 million refinancing of its existing debt arrangements. The Company issued $225 million of 11% senior notes and obtained a new $75 million revolving credit facility. The proceeds were used to pay off the existing Fortress Facility, consisting of the $130 million term loan, and the C$45 million convertible debentures. The proceeds were also used for the early payment of $46.0 million of deferred acquisition consideration relating to kirshenbaum bond & partners LLC (“KBSP”) and Crispin Porter & Bogusky LLC (“CPB”). In connection with the repayment of its prior indebtedness, the Company incurred termination fees and expenses of $2.0 million and wrote off deferred financing costs of $2.5 million.

Effective October 5, 2009, MDC acquired the remaining 6% equity interest in CPB from the minority holder. In accordance with the terms of the underlying limited liability company agreement, the estimated contingent purchase price of $8.5 million will be paid in future periods beginning in April 2011. Following the closing of this transaction, MDC’s ownership in CPB is 100%.

Year Ended December 31, 2008

Step-Up Acquisitions of Key Partners

On November 10, 2008, the Company acquired an additional 17% equity interest in CPB from certain noncontrolling holders. The purchase price consisted of a cash payment equal to $6.4 million plus the issuance of 105,000 newly-issued Class A shares of the Company, plus an additional contingent purchase price payment due in April 2010 based on 2007, 2008 and 2009 performance. Following the closing of this transaction, the Company’s ownership in CPB was 94%.

On December 31, 2008, the Company acquired the remaining 6.3% of Accent Marketing Services (“Accent”). The aggregate purchase price was equal to $4.8 million and was satisfied as follows: on closing, the extinguishment of $1.8 million of outstanding loans, and payment of $1.0 million in cash and an additional payment of $2.0 million paid in 2009.

Discontinued Operations

Effective December 3, 2008, Colle & McVoy, LLC completed the sale of certain assets of its Mobium division. The purchase price consisted of minimal cash received at closing plus additional potential payments to be received through 2010. As of December 31, 2008, Mobium is treated as a discontinued operation.

In December 2008, the Company entered into negotiations with the management of Clifford/Bratskeir Public Relations LLC (“Bratskeir”) to sell certain remaining assets to management. This transaction was completed in April 2009. As of December 31, 2008, Bratskeir has been treated as a discontinued operation.

Year Ended December 31, 2007

Financing Agreement

On June 18, 2007, MDC and its material subsidiaries entered into a $185 million senior secured financing agreement (the “Financing Agreement”) with Fortress Credit, an affiliate of Fortress Investment Group, as collateral agent and Wells Fargo Bank, as administrative agent, and a syndicate of lenders. Proceeds from the Financing Agreement were used to repay in full the outstanding balances on the Company’s prior credit facility, which was terminated.

The Financing Agreement consisted of a $55 million revolving credit facility, a $60 million term loan and a $70 million delayed draw term loan. Borrowings under the Financing Agreement bear interest as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio.

Step-Up Acquisitions in Key Partners

On November 1, 2007, the Company acquired an additional 28% of CPB from certain noncontrolling holders. The purchase price consisted of a payment of approximately $22.6 million in cash and the issuance of

514,025 newly-issued shares of the Company’s Class A stock valued at approximately $5.5 million. Following this transaction, the Company’s ownership in CPB was 77%.

On October 18, 2007, the Company acquired the remaining 40% equity interest in KBSP. The purchase price consisted of an initial payment of approximately $12.3 million in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A stock valued at approximately $2.9 million. In addition, the Company was required to pay contingent amounts to the selling noncontrolling holder in 2009 and 2010, based on KBSP’s financial performance in 2007, 2008 and 2009. Based on 2008 results, an additional payment of $16 million was paid as follows: $14.1 million in November 2008 and $1.9 million in 2009.

Management Services Agreement

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal continues to provide services to the Company as its Chief Executive Officer.

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

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31, 2009
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$371,398	$174,526	$—	$545,924
Cost of services sold	222,015	132,297	—	354,312
Office and general expenses	87,908	30,898	18,091	136,897
Depreciation and amortization	25,577	8,466	428	34,471
Operating Profit (Loss)	35,898	2,865	(18,519)	20,244
Other Income (Expense):
Other expense, net				(91)
Foreign exchange loss				(1,947)
Interest expense, net				(21,754)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(3,548)
Income tax expense				(8,536)
Loss from continuing operations before equity in affiliates and noncontrolling interests				(12,084)
Equity in earnings of affiliates				(8)
Loss from continuing operations				(12,092)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(876)
Net loss				(12,968)
Net income attributable to noncontrolling interests	(4,641)	(715)	—	(5,356)
Net loss attributable to MDC Partners Inc.				$(18,324)
Stock-based compensation	$8,742	$868	$5,834	$15,444

	For the Year Ended December 31, 2008
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$363,580	$221,068	$—	$584,648
Cost of services sold	226,699	165,446	—	392,145
Office and general expenses	84,408	35,725	17,622	137,755
Depreciation and amortization	24,814	9,189	401	34,404
Operating Profit (Loss)	27,659	10,708	(18,023)	20,344
Other Income (Expense):
Other expense, net				(14)
Foreign exchange gain				13,257
Interest expense, net				(13,255)
Income from continuing operations before income taxes and equity in affiliates				20,332
Income tax expense				(2,397)
Income from continuing operations before equity in affiliates and noncontrolling interests				17,935
Equity in earnings of affiliates				349
Income from continuing operations				18,284
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(10,015)
Net income				8,269
Net income attributable to the noncontrolling interests	(5,302)	(2,834)	—	(8,136)
Net income attributable to MDC Partners Inc.				$133
Stock-based compensation	$6,162	$3,697	$4,578	$14,437

	For the Year Ended December 31, 2007
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$338,524	$195,359	$—	$533,883
Cost of services sold	201,172	142,125	—	343,297
Office and general expenses	83,644	32,442	22,148	138,234
Depreciation and amortization	21,045	7,672	258	28,975
Operating Profit (Loss)	32,663	13,120	(22,406)	23,377
Other Income (Expense):
Other income, net				3,165
Foreign exchange loss				(7,192)
Interest expense, net				(11,099)
Income from continuing operations before income tax and equity in affiliates				8,251
Income tax expense				(6,081)
Income from continuing operations before equity in affiliates and noncontrolling interests				2,170
Equity in earnings of affiliates				165
Income from continuing operations				2,335
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(8,173)
Net loss				(5,838)
Net income attributable to the noncontrolling interests	(17,457)	(3,060)	—	(20,517)
Net loss attributable to MDC Partners Inc.				$(26,355)
Stock-based compensation	$5,199	$575	$4,443	$10,217

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue was $545.9 million for the year ended 2009, representing a decrease of $38.7 million, or 6.6%, compared to revenue of $584.6 million for the year ended 2008. This decrease relates primarily to a decrease in organic revenue of $32.2 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2009, resulted in a further reduction of revenues of $6.5 million.

Operating profit for the year ended 2009 was $20.2 million compared to $20.3 million in 2008. Operating profit increased $8.2 million in the Strategic Marketing Services, which was offset by a decrease of $7.8 million, within the Performance Marketing Services segment. Corporate operating expenses increased by $0.5 million.

Income (loss) from continuing operations was ($12.1) million in 2009, compared to income of $18.3 million in 2008. This decrease in income of $30.4 million was primarily attributed to the result of an unrealized foreign exchange loss of $3.2 million, offset by a realized foreign exchange gain of $1.3 million in 2009, compared to an unrealized foreign exchange gain of $13.3 million in 2008 and net interest expense increased by $8.5 million primarily due to the termination fees and expenses, write-off of the remaining deferred financing costs and increased interest expense resulting from the refinancing of existing debt. Income tax expense increased $6.1 million from $2.4 million in 2008 to $8.5 million in 2009. Equity in earnings of non-consolidated affiliates decreased by $0.4 million.

Marketing Communications Group

Revenues in 2009 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $545.9 million compared to $584.6 million in 2008, representing a year-over-year decrease of 6.6%.

The components of the revenue decline for 2009 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2008	$584,648	—
Organic	(32,184)	(5.5)%
Foreign exchange impact	(6,540)	(1.1)%
Year ended December 31, 2009	$545,924	(6.6)%

The geographic mix in revenues was relatively consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	83%	83%
Canada	15%	15%
UK, Europe, and other	2%	2%

The operating profit of the Marketing Communications Group increased by approximately 0.1% to $38.8 million from $38.4 million. Operating margins increased to 7.1% for 2009 compared to 6.6% for 2008. The increase in operating margin is primarily attributable to a decrease in direct costs (excluding staff costs) as a percentage of revenues from 14.5% of revenue in 2008 to 14.0% of revenue in 2009 due to a decrease in reimbursed client related direct costs. Total staff costs as a percentage of revenues was 60.3% in both 2008 and 2009 despite a reduction of staff cost dollars of $23.0 million. Depreciation and amortization expenses increased as a percentage of revenue from 5.8% in 2008 to 6.2% in 2009 despite being relatively flat at $34.0 million.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2009 were $371.4 million compared to $363.6 million in 2008. The year-over-year increase of $7.8 million, or 2.2%, was attributable primarily to organic growth of $11.0 million or 3.0%. This organic growth was driven by net new business wins, offset by foreign exchange conversion of $3.2 million due to the weakening of the US dollar compared to the Canadian dollar.

The operating profit of Strategic Marketing Services increased by approximately 29.8% to $35.9 million in 2009, from $27.7 million in 2008, while operating margins increased to 9.7% in 2009 from 7.6% in 2008. The increase in operating profit and margin is primarily related to a decrease in direct costs (excluding staff costs) as a percentage of revenues from 11.6% of revenue in 2008 to 10.9% of revenue in 2009, primarily due to a decrease in reimbursed client related direct costs. Total staff costs as a percentage of revenue decreased from 58.7% in 2008 to 58.5% in 2009. Depreciation and amortization represented 6.9% and 6.8% of revenues during 2009 and 2008, respectively.

Performance Marketing Services

Performance Marketing Services generated revenues of $174.5 million for 2009, which was a decrease of $46.5 million, or 21.1%, compared to revenues of $221.1 million in 2008. The year-over-year decrease was attributable primarily to organic revenue declines of $43.2 million. Revenue declines were also attributable to a weakening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $3.3 million decrease in revenues from the division’s Canadian and UK-based operations. Revenues declined due to customers reducing their outsourcing needs and reducing client project spending.

The operating profit of Performance Marketing Services decreased by $7.8 million to $2.9 million in 2009, from an operating profit of $10.7 million in 2008, with operating margins of 1.6% in 2009 compared to 4.8% in 2008. The decrease in operating margin in 2009 was due primarily to an increase in total staff costs as a percentage of revenues from 62.7% in 2008 to 64.1% in 2009. Direct costs (excluding staff costs) as a percentage of revenue increased from 19.4% in 2008 to 20.6% in 2009. This increase is a result of the timing of when expected clients’ projects were expected to begin, while maintaining the appropriate staffing levels to properly service those projects; however, staff costs did decrease by $26.9 million. Margins were also impacted by an increase in office and general expenses as a percent of revenue, which increased from 16.2% in 2008 to 17.7% in 2009 and an increase in depreciation and amortization from 4.2% in 2008 to 4.9% in 2009. Office and general expenses costs decreased $4.8 million; however, due to their relatively fixed nature, the decrease in revenue outpaced this decrease in costs.

Corporate

Operating costs related to the Company’s Corporate operations increased by $0.5 million to $18.5 million in 2009 compared to $18.0 million in 2008. Stock based compensation expense increased $1.3 million, while cash staff costs decreased by $0.5 million and other administrative costs decreased by $0.03 million.

Other Expense, Net

Other expense, net increased $0.1 million in 2009 from almost nil in 2008.

Foreign Exchange

The foreign exchange loss was $1.9 million for 2009 compared to a gain of $13.3 million recorded in 2008, and was due primarily to an unrealized loss due to a weakening in the US dollar during 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries. During 2009, the Company recorded a $1.3 million realized gain on foreign exchange transactions, which reduced the unrealized loss. At December 31, 2009, the exchange rate was 1.05 Canadian dollars to one US dollar, compared to 1.22 at the end of 2008 and 0.99 at the end of 2007.

Net Interest Expense

Net interest expense for 2009 was $21.8 million, an increase of $8.5 million over the $13.3 million net interest expense incurred during 2008. Interest expense increased $7.1 million in 2009 due to termination fees and expenses and the write-off of deferred financing costs of $4.5 million as a result of the $300 million refinancing completed in October 2009. Interest expense also increased due to the higher debt outstanding and higher interest rates on the refinanced debt. Interest income was $0.3 million for 2009, as compared to $1.7 million in 2008. This decrease was primarily due to the interest income recognized from the notes related to the sale of SPI, which was received in full in May 2009.

Income Taxes

Income tax expense in 2009 was $8.5 million compared to $2.4 million for 2008. The Company’s effective tax rate was substantially higher than the statutory rate in 2009 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges. In 2008, the Company’s effective tax rate was substantially lower than the statutory tax rate due to a decrease in the Company’s valuation allowance, a reversal of withholding taxes due to a change in the tax law, and noncontrolling interest charges. These amounts were offset in part by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2009 and 2008, a loss and income of almost nil and $0.3 million was recorded, respectively.

Noncontrolling Interests

Noncontrolling interest expense was $5.4 million for 2009, down $2.8 million from the $8.1 million of noncontrolling interest expense incurred during 2008. The decrease was primarily due to a decrease in profitability of subsidiaries within the Performance Marketing Service operating segment, which are not 100% owned.

Discontinued Operations

The loss net of taxes from discontinued operations for 2009 was $0.9 million and is comprised of the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”) and Margeotes Fertitta Powell, LLC (“MFP”).

The loss net of taxes from discontinued operations for 2008 was $10.0 million and is comprised of the operating results of Mobium, a division of Colle & McVoy, LLC (“Colle”), Bratskeir, The Ito Partnership (“Ito”) and MFP. MFP was previously discontinued in 2007; the other entities were discontinued in 2008.

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

As a result, the Company has classified the MFP, Mobium, Bratskeir and Ito operations as discontinued.

Net Income

As a result of the foregoing, the net loss recorded for 2009 was $18.3 million or loss of $0.67 per diluted share, compared to net income of $0.1 million or $0.01 per diluted share reported for 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue was $584.6 million for the year ended 2008, representing an increase of $50.7 million, or 9.5%, compared to revenue of $533.9 million for the year ended 2007. This increase relates primarily to organic growth of $45.0 million or 8.4%, and $6.6 million relates to acquisitions. In addition, a strengthening of the US Dollar, primarily versus the British pound during the year ended December 31, 2008, resulted in decreased revenues of $0.8 million.

Operating profit for the year ended 2008 was $20.3 million, compared to $23.4 million for the year ended 2007. The decrease in operating profit was primarily the result of decreases in operating profit of $5.0 million in the Strategic Marketing Services and $2.4 million, within the Performance Marketing Services segment offset by a decrease in Corporate operating expenses of $4.4 million.

The income from continuing operations for 2008 was $18.3 million, compared to $2.3 million in 2007. This increase in income of $16.0 million was primarily the result of a decrease in other expenses of $15.1 million, which includes a $20.4 million increase in unrealized gains on foreign currency transactions; and decreased income taxes of $3.7 million. These amounts were offset by the decrease in operating profits of $3.0 million.

Marketing Communications Group

Revenues in 2008 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $584.6 million compared to $533.9 million in 2007, representing a year-over-year increase of 9.5%.

The components of revenue growth for 2008 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2007	$533,883	—
Organic	44,972	8.4%
Acquisitions	6,581	1.2%
Foreign exchange impact	(788)	(0.1)%
Year ended December 31, 2008	$584,648	9.5%

The geographic mix in revenues was relatively consistent between 2008 and 2007 and is demonstrated in the following table:

	2008	2007
US	83%	80%
Canada	15%	17%
UK and other	2%	3%

The operating profit of the Marketing Communications Group decreased by approximately 16.2% to $38.4 million from $45.8 million. Operating margins decreased to 6.6% for 2008 compared to 8.6% for 2007. The decrease in operating margin is primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 13.4% of revenue in 2007 to 14.5% of revenue in 2008 due to an increase in reimbursed client related direct costs. In addition, total staff costs as a percentage of revenues increased from 59.1% in 2007 to 60.3% in 2008. This was offset in part by a decrease in office and general costs as a percentage of revenue from 21.7% in 2007 to 20.5% in 2008. Depreciation and amortization expenses increased as a percentage of revenue from 5.4% in 2007 to 5.8% in 2008.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2008 were $363.6 million compared to $338.5 million in 2007. The year-over-year increase of $25.1 million or 7.4% was attributable primarily to organic growth of $19.3 million or 5.7% as a result of net new business wins, and $5.8 million of the increase related to the 2007 acquisitions of HL Group Partners and Redscout.

The operating profit of Strategic Marketing Services decreased by approximately 15.3% to $27.7 million in 2008, from $32.7 million in 2007, while operating margins decreased to 7.6% in 2008 from 9.6% in 2007. The decrease in margin is primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 10.5% of revenue in 2007 to 11.6% of revenue in 2008, primarily due to an increase in reimbursed client related direct costs. Total staff costs as a percentage of revenue increased from 57.8% in 2007 to 58.7% in 2008. In addition, staff costs increased in 2008 due to a $1.0 million increase in non-cash stock based compensation, primarily as a result of an increase of $0.9 million in the charge resulting from the 2008 contingent payment relating to the 2007 purchase of the remaining 40% equity interest in kirshenbaum bond + partners and other phantom equity plans at certain partner firms. Depreciation and amortization represented 6.8% and 6.2% of revenues during 2008 and 2007, respectively, as certain intangibles resulting from the CPB and KBSP step acquisitions have a full year of amortized expense.

Performance Marketing Services

Performance Marketing Services generated revenues of $221.1 million for 2008, which was $25.7 million or 13.2% higher than revenues of $195.4 million in 2007. The year-over-year increase was attributable primarily to organic growth of $25.7 million as a result of net new business wins, and $0.8 million relating to acquisitions. A strengthening of the US dollar versus the British pound in 2008 compared to 2007 resulted in a $0.8 million decrease in revenues from the division’s UK-based operations.

The operating profit of Performance Marketing Services decreased by $2.4 million to $10.7 million in 2008, from an operating profit of $13.1 million in 2007, with operating margins of 4.8% in 2008 compared to 6.7% in 2007. The decrease in operating margin in 2008 was due primarily to an increase in direct costs (excluding staff costs) as a percentage of revenues from 18.4% in 2007 to 19.4% in 2008. In addition, there was an increase in non-cash stock based compensation of $2.3 million in 2008 relating to the acquisition on December 31, 2008, of the remaining 6.3% of Accent. Excluding this charge, operating profit would have decreased by $0.1 million, and margins would have been 5.9% in 2008 compared to 6.7% in 2007, staff costs as a percentage of revenue increased to 62.7% in 2008, 61.7% excluding the non-cash stock based compensation charge, from 61.4% in 2007. This increase is a result of the timing of when expected clients’ projects were expected to begin, while maintaining the appropriate staffing levels to properly service those projects. Margins were also impacted by an increase in depreciation and amortization from 3.9% in 2007 to 4.2% in 2008. Office and general expenses decreased as a percentage of revenue from 16.6% in 2007 to 16.2% in 2008, due primarily from the relatively fixed nature of these costs.

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

Income Taxes

Income tax expense in 2008 was $2.4 million compared to $6.1 million for 2007. In 2008, the Company’s effective tax rate was substantially lower than the statutory tax rate due to a decrease in the Company’s valuation allowance, a reversal of withholding taxes due to a change in the tax law, and noncontrolling interest charges. These amounts were offset in part by non-deductible stock based compensation. The Company’s effective tax rate was substantially higher than the statutory rate in 2007 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.

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

Noncontrolling Interests

Noncontrolling interest expense was $8.1 million for 2008, down $12.4 million from the $20.5 million of noncontrolling interest expense incurred during 2007. Such decrease was primarily due to the Company’s fourth quarter 2007 step-up in ownership of CPB and KBSP, and a decrease in profitability of subsidiaries within the SCS operating segment, which are not 100% owned.

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

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2009	2008	2007
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$51,926	$41,331	$10,410
Working capital (deficit)	$(40,152)	$(12,091)	$(22,364)
Cash from operations	$59,903	$57,446	$4,132
Cash from investing	$(66,199)	$(50,186)	$(60,914)
Cash from financing	$20,037	$23,510	$60,929
Ratio of long-term debt to shareholders’ equity	2.31	1.42	1.29

As at December 31, 2009, 2008 and 2007, $14.1 million, $8.4 million and $3.5 million, respectively, of the consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Facility by using available cash.

Working Capital

At December 31, 2009, the Company had a working capital deficit of $40.1 million, compared to a deficit of $12.1 million at December 31, 2008. Working capital deficit increased by $28.0 million primarily due to an increase in deferred acquisition consideration of $25.1 million. Working capital, excluding deferred acquisition consideration for 2009, is a deficit of $9.5 million compared to a deficit of $6.6 million in 2008. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2009, 2008 and 2007, the Company made distributions to these noncontrolling interest holders of $7.8 million, $11.6 million and $25.0 million, respectively. At December 31, 2009, $4.1 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company expects that available borrowings under its Revolving Credit Agreement, together with cash flows from operations, will be sufficient at any particular time to adequately fund working capital deficits should there be a need to do so from time to time.

Operating Activities

Cash flow provided by continuing operations for 2009 was $60.7 million. This was attributable primarily to a loss from continuing operations of $17.5 million, plus non-cash stock based compensation of $14.2 million, depreciation and amortization of $38.5 million, deferred income taxes of $7.0 million, an increase in accounts payable, accruals and other liabilities of $8.7 million and an increase in advance billings of $15.7 million. This was partially offset by increases in accounts receivable of $10.0 million and expenditures billable to clients of $7.1 million. Discontinued operations used cash of $0.8 million.

Cash flow provided by continuing operations for 2008 was $60.9 million. This was attributable primarily to income from continuing operations of $10.1 million, plus non-cash stock based compensation of $13.5 million, depreciation and amortization of $35.8 million, a decrease in accounts receivable and expenditures billable to clients of $28.5 million and a decrease in prepaid expenses and other current assets of $1.6 million. This was partially offset by foreign exchange gains of $14.6 million, deferred taxes of $1.0 million, changes in other non-current assets and liabilities of $1.3 million and decreases in accounts payable, accruals and other current liabilities of $11.7 million. Discontinued operations used cash of $3.5 million.

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

Investing Activities

Cash flows used in investing activities were $66.2 million for 2009, compared with $50.2 million in 2008, and $60.9 million in 2007.

Cash used in acquisitions during 2009 was $60.0 million, of which $54.0 million related to earnout and deferred acquisition payments, $3.4 million related to acquisition payments and $2.6 million related to acquisition of additional equity interests pursuant to put/calls.

Expenditures for capital assets in 2009 were equal to $6.2 million. Of this amount, $3.6 million was incurred by the Strategic Marketing Services segment, $2.4 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.2 million related to the purchase of Corporate assets.

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

Expenditures for capital assets in 2008 were equal to $14.4 million. Of this amount, $9.2 million was incurred by the Strategic Marketing Services segment and $5.1 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.1 million related to the purchase of Corporate assets, primarily software.

Cash used in acquisitions during 2007 was equal to $47.4 million. This amount included cash paid in the acquisition of equity interests in Crispin Porter & Bogusky, kirshenbaum bond + partners, HL Group Partners and Redscout.

The proceeds from dispositions in 2007 primarily relate to proceeds received from the sale of the plane acquired in the Zyman acquisition.

Expenditures for capital assets in 2007 were equal to $19.5 million. Of this amount, $10.3 million was incurred by the Strategic Marketing Services segment, $9.0 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.2 million related to the purchase of Corporate assets, primarily software.

Profit distributions received from affiliates amounted to $0.2 million in 2009, $0.4 million for 2008, and nil for 2007.

Discontinued operations used cash of $0.5 million and $0.9 million in 2008 and 2007, respectively, relating to expenditures for capital assets, and in 2008 and 2007 such payments also related to acquisitions and earnout payments.

Financing Activities

During the year ended December 31, 2009, cash flows provided by financing activities amounted to $20.0 million and primarily consisted of $225 million of proceeds from the 11% senior notes issuance, offset by the original issue discount of $10.5 million and $10.1 million of deferred financing costs relating to the senior notes and new revolving credit facility. The proceeds were offset by repayments of $130.0 million term loans, $42.5 million convertible notes and $9.7 million relating to the old credit facility.

During the year ended December 31, 2008, cash flows provided by financing activities amounted to $23.5 million, and primarily consisted of $26.3 million of proceeds from borrowings under the Company’s previous Financing Agreement. These proceeds were partially offset by $1.9 million of net repayments of long-term debt and $0.9 million relating to the repurchase of treasury shares for income tax withholding requirements.

During the year ended December 31, 2007, cash flows provided by financing activities amounted to $60.9 million, and primarily consisted of $113.4 million of proceeds from the current Financing Agreement. These proceeds were partially offset by the $45.0 million repayment of the old credit facility, $10.8 million of net repayments of long-term debt and bank borrowings, and the payment of $3.9 million of deferred financing costs relating to the previous Financing Agreement. The Company also received proceeds from a forgivable note payable amounting to $3.3 million relating to the opening of a new customer care center. In addition, the Company received $4.9 million of proceeds from the issuance of share capital resulting from the exercise of stock options. The Company also repurchased treasury shares of $0.8 million for income tax withholding requirements. Discontinued operations used cash of $0.1 million for payments under capital leases.

Total Debt

11% Senior Notes Due 2016

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $209 million which included an original issue discount of approximately 4.7% or $10.5 millions and underwriter fees of $5.5 million. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement consisting of repayments of $130 million term loans, a $70 million delayed draw term loan, and $9.7 outstanding on the $55 million revolving credit facility. The Company also used the net proceeds to redeem its outstanding 8% C$45 million convertible debentures.

The Company may, at its option, redeem the 11% Notes in whole at any time or in part from time to time, on and after November 1, 2013 at a redemption price of 105.5% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2014, the Company must pay a redemption price of 102.75% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2015, the Company must pay a redemption price of 100% of the principal amount thereof. Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest. The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 111% of the principal amount thereof. If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest. The indenture governing the 11% Notes contains various covenants restricting our operations in certain respects. See “Risk Factors.”

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

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined and is secured by all the assets of the Company. The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

Debt as of December 31, 2009 was $217.9 million, which includes $10.3 million for an Original Issue Discount. Exclusive of the Original Issue Discount, 2009 debt was $228.2, an increase of $46.7 million compared with the $181.5 million outstanding at December 31, 2008, primarily as a result of proceeds from the bond issuance to fund seasonal working capital requirements, earnout obligations, and acquisitions. At December 31, 2009, $70.3 million is available under the Credit Facility plus cash of $37.9 million which is available to fund working capital requirements.

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the Credit Agreement, it may be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, and (iii) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2009, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

December 31, 2009
Total Senior Leverage Ratio	(0.47)
Maximum per covenant	2.0
Fixed Charges Ratio	3.86
Minimum per covenant	1.25
Minimum earnings before interest, taxes, depreciation and amortization	$70.1 million
Minimum per covenant	$50.0 million

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2009 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$226,800	$600	$1,200	$—	$225,000
Capital lease obligations	1,437	856	558	21	2
Operating leases	73,311	15,459	25,660	16,668	15,524
Interest on debt	169,276	24,834	49,567	49,500	45,375
Deferred acquisition consideration	30,645	20,478	694	2,301	7,172
Management services agreement	1,500	1,500	—	—	—
Total contractual obligations	$502,969	$63,727	$77,679	$68,490	$293,073

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2009:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	4,696	—	4,696	—	—
Total Other Commercial Commitments	$4,696	$—	$4,696	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 12 and Note 18 of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Off-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2009, the Company had only utilized the Credit Agreement in the form of letters of credit of $4.7 million. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2009 was approximately $108.2 million.

The Company expects to incur approximately $8 million of capital expenditures in 2010. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations and funds available under the Credit Agreement will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company has growth through acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

Deferred Acquisition and Contingent Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable for acquisitions prior to January 1, 2009. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at December 31, 2009. The actual amount that the Company pays in connection with the deferred and contingent obligations may be materially different from this estimate. The Accounting Standards Codification’s revised guidance on business combinations now requires that contingent purchase obligations are recorded as a liability and included in the original acquisition accounting. At December 31, 2009, there was $30.6 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2010 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2009, perform over the relevant future periods at their 2009 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29.5 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2.8 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $5.4 million only upon termination of such owner’s employment with the applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Credit Facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $8.2 million of the estimated $29.5 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.1 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2010	2011	2012	2013	2014 & Thereafter	Total
	($ Millions)
Cash	$7.9	$1.9	$9.4	$3.2	$4.3	$26.7
Shares	0.3	0.7	0.5	0.8	0.5	2.8
	$8.2	$2.6	$9.9	$4.0	$4.8	$29.5	(1)
Operating income before depreciation and amortization to be received(2)	$1.7	$0.7	$1.6	$0.6	$0.5	$5.1
Cumulative operating income before depreciation and amortization(3)	$1.7	$2.4	$4.0	$4.6	5.1	(5)

(1)	This amount in addition to put options only exercisable upon termination of $5.4 million have been recognized in Redeemable Noncontrolling Interests on the Company balance sheet in conjunction with the adoption of a new accounting pronouncement.
(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2009 operating results. This amount represents amounts to be received commencing in the year the put is exercised.
(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.
(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

As an incentive to enter into the Services Agreement, the Company paid a one-time non-renewal fee of $3.5 million upon execution of the Services Agreement, which was expensed during the second quarter of 2007. Mr. Nadal used a portion of the proceeds to repay to the Company the $2.7 million (C$3.0 million) note receivable due on November 1, 2007 from Nadal Management, Inc. In addition, during both 2008 and 2009 and in accordance with this new Services Agreement, Mr. Nadal repaid an additional $0.1 million of loans due to the Company.

At December 31, 2009, outstanding loans due from Nadal Management to the Company, with no stated maturity date, amounted to C$6.2 million ($5.9 million), which have been reserved for in the Company’s accounts.

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

During 2009, 2008 and 2007, Trapeze provided services to certain partner firms of MDC, and the total amount of such services provided was $0.1 million, $0.4 million, and $0.4 million, respectively. In addition, in 2009 and 2008, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.3 million and $0.1 million, respectfully.

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

Estimates.  The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, Redeemable Noncontrolling Interests, and deferred acquisition consideration, valuation allowances for receivables and deferred income tax assets and stock based compensation. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Revenue Recognition

The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification, and accordingly, revenue is generally recognized when services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

The Company follows Reporting Revenue Gross as a Principal versus Net as an Agent topic of the FASB Accounting Standards Codification. This topic provides a summary on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because a fee or commission has been earned. The Company’s business at times acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. The Company also follows the reimbursements received for out-of-pocket expenses. This topic of the FASB Accounting Standards Codification requires that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. There were no adjustments for remeasurement for the year ended December 31, 2009. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. The year ended December 31, 2009, included $416 of acquisition related costs.

For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

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

Stock-based Compensation.  The fair value method is applied to all awards granted, modified or settled. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation are revalued each period and recorded as compensation cost over the service period in operating income.

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

New Accounting Pronouncements

In January 2010, the FASB issued an Accounts Standards Update on Consolidation — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. This Guidance clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. It is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption will not have an impact on our financial position.

In January 2010, the FASB issued Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. This Guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. It requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This Guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption will not have a material effect on our financial position.

In October 2009, the FASB issued revised guidance on the topic of Multiple — Deliverable Revenue Arrangements. The revised guidance amends certain accounting for revenue with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the revised guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. This guidance is effective for the first quarter of 2011, with early adoption permitted. We do not expect that the adoption will have a material impact on our financial position.

In August 2009, the FASB issued an Accounting Standards Update, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. This Guidance describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. This is effective for the fourth quarter of 2009. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, FASB issued guidance that now requires the classification of noncontrolling (noncontrolling) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. The reclassifications must be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application was prohibited. The guidance was expanded in 2008 to require the recording of put options as a liability and a reduction of equity. The adoption of these new standards has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $31,653 as of January 1, 2009. As of December 31, 2008, the Company has reclassified $21,751 of noncontrolling interest to Redeemable Noncontrolling Interests, representing Noncontrolling Interests which could be purchased by the Company pursuant to the exercise of an existing Put option. In addition, as of December 31, 2008, a portion of noncontrolling interest, which is not subject to put options, has been reclassified as part of Equity-Noncontrolling Interest. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to Equity. For the year ended December 31, 2008 and 2007, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result net income for the period was increased by $8,136 and the net loss was reduced by $20,517, respectively. These adjustments will not impact the calculation of earnings per share. At December 31, 2009, the Company increased its estimated redemption amounts by $59.

In March 2008, the FASB issued guidance relating to “Disclosures about Derivative Instruments and Hedging Activities (previously in SFAS No. 161 and currently included in ACS 815-10-65),” which requires enhanced disclosures for derivative and hedging activities. The additional disclosures became effective beginning with our first quarter of 2009. Early adoption is permitted. The adoption of this statement did not have a material effect on our financial statements.

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

Debt Instruments:  At December 31, 2009, the Company’s debt obligations consisted of amounts outstanding under its Credit Facility. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there is zero balance on our revolving credit facility, as of December 31, 2009, a 1.0% increase or decrease in the weighted average interest rate, which was 6.3% at December 31, 2009, would not have an interest expense impact.

Foreign Exchange:  The Company conducts business in five currencies, the US dollar, the Canadian dollar, Jamaican dollar, the British Pound and the Swedish Krona. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur an approximate $0.3 million impact to its financial statements.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited the accompanying consolidated balance sheets of MDC Partners, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests and business combinations effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2010

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Services	$545,924	$584,648	$533,883
Operating Expenses:
Cost of services sold	354,312	392,145	343,297
Office and general expenses	136,897	137,755	138,234
Depreciation and amortization	34,471	34,404	28,975
	525,680	564,304	510,506
Operating Profit	20,244	20,344	23,377
Other Income (Expenses)
Gain (loss) on sale of assets and other	(91)	(14)	3,165
Foreign exchange gain (loss)	(1,947)	13,257	(7,192)
Interest expense and finance charges	(22,098)	(14,998)	(13,801)
Interest income	344	1,743	2,702
	(23,792)	(12)	(15,126)
Income (loss) from continuing operations before income taxes and equity in affiliates	(3,548)	20,332	8,251
Income tax expense	8,536	2,397	6,081
Income (loss) from continuing operations before equity in affiliates	(12,084)	17,935	2,170
Equity in earnings (loss) of non-consolidated affiliates	(8)	349	165
Income (loss) from continuing operations	(12,092)	18,284	2,335
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(876)	(10,015)	(8,173)
Net income (loss)	(12,968)	8,269	(5,838)
Net income attributable to the non-controlling interests	(5,356)	(8,136)	(20,517)
Net Income (loss) attributable to MDC Partners Inc.	$(18,324)	$133	$(26,355)
Income (loss) Per Common Share:
Basic
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.64)	$0.38	$(0.73)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.03)	(0.37)	(0.32)
Net Income (loss) attributable to MDC Partners Inc. common shareholders	$(0.67)	$0.01	$(1.05)
Income (loss) Per Common Share:
Diluted
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.64)	$0.37	$(0.73)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.03)	(0.36)	(0.32)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.67)	$0.01	$(1.05)
Weighted Average Number of Common Shares Outstanding:
Basic	27,396,463	26,765,839	25,000,582
Diluted	27,396,463	27,430,162	25,000,582

Non cash stock based compensation expense is included in the following line items above:

Cost of services sold	$4,919	$7,494	$4,245
Office and general expenses	10,525	6,943	5,972
Total	$15,444	$14,437	$10,217

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$51,926	$41,331
Accounts receivable, less allowance for doubtful accounts of $2,034 and $2,179	118,211	106,954
Expenditures billable to clients	24,003	16,949
Other current assets	8,105	10,510
Total Current Assets	202,245	175,744
Fixed assets, net	35,375	44,021
Investment in affiliates	1,547	1,593
Goodwill	301,632	238,214
Other intangible assets, net	34,715	46,852
Deferred tax assets	12,542	11,926
Other assets	16,463	10,889
Total Assets	$604,519	$529,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,450	$75,360
Accrued and other liabilities	66,967	55,338
Advance billings, net	65,879	50,053
Current portion of long-term debt	1,456	1,546
Deferred acquisition consideration	30,645	5,538
Total Current Liabilities	242,397	187,835
Long-term debt	216,490	133,305
Revolving credit facility	—	9,701
Convertible notes	—	36,946
Other liabilities	8,707	6,949
Deferred tax liabilities	9,051	4,700
Total Liabilities	476,645	379,436
Redeemable Noncontrolling Interests	33,728	21,751
Commitments, Contingencies and Guarantees (Note 18)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 27,566,815 and 26,987,017 shares issued and outstanding in 2009 and 2008, respectively	218,532	213,533
Class B Shares, no par value, unlimited authorized, 2,503 issued and outstanding in 2009 and 2008, respectively, convertible into one Class A share	1	1
Additional paid-in capital	9,174	33,470
Accumulated deficit	(131,160)	(112,836)
Stock subscription receivable	(341)	(354)
Accumulated other comprehensive loss	(5,880)	(6,633)
MDC Partners Inc. Shareholders’ Equity	90,326	127,181
Noncontrolling Interests	3,820	871
Total Equity	94,146	128,052
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$604,519	$529,239

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	(12,968)	8,269	(5,838)
Net income attributable to the noncontrolling interests	(5,356)	(8,136)	(20,517)
Net income (loss) attributable to MDC Partners Inc.	$(18,324)	$133	$(26,355)
Loss from discontinued operations	(876)	(10,015)	(8,173)
Income (loss) from continuing operations	(17,448)	10,148	(18,182)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Stock-based compensation	14,186	13,543	9,088
Depreciation	16,278	16,759	14,478
Amortization primarily intangibles	18,193	17,645	14,497
Amortization of deferred finance charges and debt discount	4,041	1,348	2,330
Deferred income taxes	6,972	(960)	5,253
(Gain) loss on disposition of assets	53	142	(1,709)
Loss (earnings) of non consolidated affiliates	8	(349)	(165)
Other non-current assets and liabilities	3,122	(1,284)	3,739
Foreign exchange	6,339	(14,567)	7,278
Increase/decrease in operating assets and liabilities
Accounts receivable	(9,953)	26,316	(11,559)
Expenditures billable to clients	(7,054)	2,154	8,868
Prepaid expenses and other current assets	1,555	1,637	(2,339)
Accounts payable, accruals and other current liabilities	8,697	(11,745)	(26,202)
Advance billings	15,719	158	(2,251)
Cash flows from continuing operating activities	60,708	60,945	3,124
Discontinued operations	(805)	(3,499)	1,008
Net cash provided by operating activities	59,903	57,446	4,132
Cash flows from investing activities:
Capital expenditures	(6,212)	(14,395)	(19,453)
Proceeds from dispositions	20	242	8,270
Acquisitions, net of cash acquired	(60,042)	(35,841)	(47,398)
Profit distributions from affiliates	198	440	—
Other investments	(163)	(85)	(1,464)
Cash flows from continuing investing activities	(66,199)	(49,639)	(60,045)
Discontinued operations	—	(547)	(869)
Net cash used in investing activities	(66,199)	(50,186)	(60,914)
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Note, net of debt discount	214,506	—	—
Decrease in bank indebtedness	—	—	(4,910)
Repayments of revolving credit facility	(9,701)	—	(45,000)
Proceeds (repayment of) term loans	(130,000)	18,500	111,500
Repayment of convertible debt	(42,470)	—	—
Proceeds from revolving credit facility	—	7,800	1,901
Proceeds from notes payable	—	—	3,250
Repayment of long-term debt	(2,000)	(1,884)	(5,843)
Deferred financing costs	(10,085)	—	(3,946)
Proceeds from stock subscription receivable	13	—	286
Issuance of share capital	370	—	4,607
Purchase of share capital	(596)	(906)	(769)
Cash flows from continuing financing activities	20,037	23,510	61,076
Discontinued operations	—	—	(147)
Net cash provided by financing activities	20,037	23,510	60,929
Effect of exchange rate changes on cash and cash equivalents	(3,146)	151	(328)
Increase in cash and cash equivalents	10,595	30,921	3,819
Cash and cash equivalents at beginning of year	41,331	10,410	6,591
Cash and cash equivalents at end of year	$51,926	$41,331	$10,410

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Thousands of United States Dollars)

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosures:
Cash paid to noncontrolling partners	$7,784	$11,649	$25,033
Cash income taxes paid	$384	$1,037	$1,216
Cash interest paid	$14,243	$13,196	$14,085
Non-cash transactions:
Share capital issued on acquisitions	$—	$1,889	$10,302
Capital leases	$340	$349	$1,756
Note receivable exchanged for shares of subsidiary	$—	$1,872	$125
Deferred acquisition consideration payable	$30,645	$5,538	$2,511

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars)

	2009		2008		2007
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	26,987,017	$213,533	26,235,932	$207,958	23,923,522	$184,698
Stock appreciation rights exercised	68,261	202	—	—	350,264	4,948
Share options exercised	47,625	370	—	—	592,000	4,993
Shares acquired and cancelled	(156,481)	(596)	(124,492)	(1,009)	(93,848)	(770)
Shares issued as acquisition consideration	—	—	306,922	1,889	988,394	10,088
Shares issued as deferred acquisition consideration	—	—	27,545	214	108,097	856
Shares issued on privatization of Maxxcom	—	—	—	—	3	—
Issuance of restricted stock	620,393	5,023	541,110	4,481	367,500	3,145
Balance at end of year	27,566,815	$218,532	26,987,017	$213,533	26,235,932	$207,958
Class B Shares
Balance at beginning of year	2,503	$1	2,503	$1	2,502	$1
Shares converted to Class B shares	—	—	—	—	1	—
Balance at end of year	2,503	$1	2,503	$1	2,503	$1
Share Capital to Be Issued
Balance at beginning of year		$—		$214		$—
Shares to be issued as deferred acquisition consideration		—		—		214
Shares issued as deferred acquisition consideration		—		(214)		—
Balance at end of year		—		—		$214
Additional Paid-In Capital
Balance at beginning of year		$33,470		$26,743		$26,216
Stock-based compensation		13,720		10,129		9,088
Reclassification related to redeemable noncontrolling interests (Note 2)		(31,653)		—		—
Changes in redemption value of redeemable noncontrolling interests		(58)		—		—
Acquisition of noncontrolling interests		(923)		—		—
Acquisition contingency payment		—		—		(82)
Acquisition purchase price consideration		—		1,001		—
Share options exercised		—		—		(364)
Issuance of restricted stock		(5,023)		(4,481)		(3,145)
Share appreciation rights exercised		(203)		—		(4,970)
Other		(156)		78		—
Balance at end of year		$9,174		$33,470		$26,743

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (Continued)
(Thousands of United States Dollars)

	2009	2008	2007
	Amount	Amount	Amount
Accumulated Deficit
Balance at beginning of year	$(112,836)	$(112,969)	$(86,614)
Income (Loss) for the year	(18,324)	133	(26,355)
Balance at end of year	$(131,160)	$(112,836)	$(112,969)
Stock Subscription Receivable
Balance at beginning of year	$(354)	$(357)	$(643)
Receipts	13	3	286
Balance at end of year	$(341)	$(354)	$(357)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(6,633)	6,343	$756
Foreign currency translation adjustments	753	(12,976)	5,587
Balance at end of year	(5,880)	(6,633)	6,343
MDC Partners Inc. Shareholders’ Equity	$90,326	$127,181	$127,933
Noncontrolling interests
Balance at beginning of year, restated (Note 2)	$871	$731	$352
Acquisitions	3,039	178	358
Disposition of noncontrolling interests	(106)	—	—
Foreign currency translation	16	(38)	21
Balance at end of year	$3,820	$871	$731
Total Equity	$94,146	$128,052	$128,664

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

Nature of Operations

MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily one business group — Marketing Communications. The business group operates primarily in the United States (“US”), Canada, Europe, and in the United Kingdom. See Note 16, “Segment Information”, for further description of the one business group and MDC’s reportable segments.

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

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, no client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2009. At December 31, 2008, one client accounted for approximately 17% of the Company’s consolidated accounts receivable. This client also accounted for 16%, 19% and 17% of revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2009 and 2008, is $67 and $51, respectively of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

Impairment of Long-lived Assets.  In accordance with the FASB Accounting Standards Codification topic, Accounting for the Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, risk adjusted where appropriate.

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes Adrenalina, 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary.

Cost Method Investments.  The Company’s cost-based investments at December 31, 2009 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2009 and 2008 was $3,888 and $3,387, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent. In addition, the Company has a 7.5% interest in the entity which purchased the Secured Products International Group. See Note 10.

Goodwill and Indefinite Lived Intangible.  In accordance with the FASB Accounting Standards Codification topic, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Fair value is determined based on earnings multiples of each subsidiary. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the FASB Accounting Standards Codification topic, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The fair value of a reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

The Company has determined that each partner firm that has reported goodwill will be tested separately as each partner firm qualifies as a reporting unit under the Accounting Standards Codification guidance.

Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2009, there was no impairment of goodwill.

Definite Lived Intangible Assets.  In accordance with the FASB Accounting Standards Codification, acquired intangibles, are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See also Note 8.

Deferred Taxes.  The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax benefits result principally from certain tax carryover benefits and from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities result principally from deductions recorded for tax purposes in excess of that recorded in the financial statements or income for financial statement purposes in excess of the amount for tax purposes. The effect of changes in tax rates is recognized in the period the rate change is enacted.

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. There were no adjustments for remeasurement for the year ended December 31, 2009. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. The year ended December 31, 2009, included $416 of acquisition related costs.

For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

Redeemable Noncontrolling Interest.  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 17.

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share. In accordance with the updated Accounting Standards Codification topic on Redeemable Noncontrolling Interest, the Company has reclassified the December 31, 2008 minority interest of $22,622 to redeemable noncontrolling interests of $21,751 which represents minority interest equity that is subject to put obligations. The remaining $871, which is not subject to put obligations, was reclassified to noncontrolling interests in equity.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
	2009	2008
Beginning Balance as of January 1,	$21,751	$24,187
Reclassification related to Redeemable Noncontrolling Interests	31,653	—
Redemptions	(28,242)	(2,296)
Granted	6,441	—
Changes in redemption value	58	—
Other	107	156
Currency Translation Adjustments	1,960	(296)
Ending Balance as of December 31,	$33,728	$21,751

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 18.)

Revenue Recognition

The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification, and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company follows the Revenue Arrangements with Multiple Deliverables topic of the FASB Accounting Standards Codification issued. This topic addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company recognizes revenue based on the contracted value of each multiple deliverable when delivered. The Company also follows the topic of the FASB Accounting Standards Codification. Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, for reimbursements received for out-of-pocket expenses. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

Cost of Services Sold.  Costs of services sold do not include depreciation charges for fixed assets.

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount on the 11% Senior Notes. At December 31, 2009, $204 was amortized. The Company amortizes deferred financing costs straight line over the life of the revolving credit facility and the 11% Senior Notes. The total net deferred financing costs, included in Other Assets on the balance sheet, as of December 31, 2009 and 2008 was $9,790, and $3,523, net of accumulated amortization of $295 and $2,852, respectively.

Stock-Based Compensation.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

The Company uses its historical volatility derived over the expected term of the award, to determine the volatility factor used in determining the fair value of the award. The Company uses the “simplified” method to determine the term of the award due to the fact that historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

The fair value of the stock options and similar awards at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years:

	Year Ended December 31,
	2009	2007
Expected dividend	$0	$0
Expected volatility	39.8% – 44.5%	65.6% – 66.7%
Risk-free interest rate	1.76% – 2.49%	4.95% – 5.0%
Expected option life in years	4	7.5
Weighted average fair value of options granted	$1.18	$5.75

For the year ended December 31, 2008, the Company did not issue any stock options or similar awards.

It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2008 and 2007 was $6,547 and $4,318, respectively. There were no performance based awards granted during 2009.

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $1,026, $2,736 and $2,238 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Subsidiary and Affiliate Stock Transactions.  In accordance with Accounting Standards Codification Topic on Business combinations, effective January 1, 2009, transactions involving purchases, sales or issuances of stock of a subsidiary where control is maintained are recorded as an increase or decrease in additional paid-in capital. In transactions involving subsidiary stock where control is lost, gains and losses are recorded in results of operations. Gains and losses from transactions involving stock of an affiliate are recorded in results of operations until control is achieved.

Foreign Currency Translation.  The Company’s financial statements were prepared in accordance with the requirements of the Foreign Currency Translation topic of the FASB Accounting Standards Codification. The functional currency of the Company is the Canadian dollar and it has decided to use US dollars as its reporting currency for consolidated reporting purposes. All of the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-US dollar based subsidiaries to US dollar statements are included as cumulative

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

translation adjustments in accumulated other comprehensive income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-US dollar based subsidiaries are translated at the period end rate. The income statements of non-US dollar based subsidiaries are translated at average exchange rates for the period.

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

Derivative Financial Instruments.  The Company follows Accounting for Derivative Instruments and Hedging Activities. Topic of the FASB Accounting Standards Codification establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for the change in fair value of the derivative depends on whether the instrument qualifies for and has been designated as a hedging relationship and on the type of hedging relationship. There are three types of hedging relationships: a cash flow hedge, a fair value hedge and a hedge of foreign currency exposure of a net investment in a foreign operation. The designation is based upon the exposure being hedged. Derivatives that are not hedges, or become ineffective hedges, must be adjusted to fair value through earnings.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

3. Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations for the years ended December 31:

	2009	2008	2007
Numerator
Numerator for diluted income (loss) per common share – income (loss) from continuing operations	$(12,092)	$18,284	$2,335
Net income attributable to the noncontrolling interests	(5,356)	(8,136)	(20,517)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	(17,448)	10,148	(18,182)
Effect of dilutive securities	—	—	—
Numerator for diluted income per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(17,448)	$10,148	$(18,182)
Denominator
Denominator for basic income (loss) per common share – weighted average common shares	27,396,463	26,765,839	25,000,582
Effect of dilutive securities:
Employee stock options, warrants, and stock appreciation rights	—	1,710	—
Employee restricted stock units	—	662,613	—
Dilutive potential common shares	—	664,323	—
Denominator for diluted income (loss) per common share – adjusted weighted shares and assumed conversions	27,396,463	27,430,162	25,000,582
Basic income (loss) per common share from continuing operations	$(0.64)	$0.38	$(0.73)
Diluted income (loss) per common share from continuing operations	$(0.64)	$0.37	$(0.73)

At December 31, 2009, 2008 and 2007 convertible notes, warrants, options and other rights to purchase 5,240,879, 4,547,390 and 6,929,101 shares of common stock, respectively, were not included in the computation of diluted income (loss) per common share because doing so would have had an antidilutive effect.

4. Acquisitions

2009 Acquisitions

In December 2009, the Company paid an additional $38,974 pursuant to the CPB purchase agreement originally entered into in November 2008 with the founders of Crispin Porter & Bogusky LLC (“CPB”). In connection with this transaction, the Company recorded $14,067 as deferred acquisition consideration. This purchase price payment was pursuant to an accelerated exercise of a call option that was exercised by the Company in November 2008 (the Company increased its ownership from 77% to 94%). Because CPB was originally consolidated as a VIE, the Company reduced Redeemable Noncontrolling Interests by $17,809. The Company recorded additional goodwill of $31,253 and identifiable intangible backlog of $3,979. The amount recorded related to the 17% step up from November 2008. The backlog was amortized over one month. In addition, the Company recorded a stock-based charge of $3,074 for amounts paid by the former shareholder to CPB employees. The Goodwill will be tax deductible.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

On December 31, 2009, the Company acquired an additional 3% interest in VitroRobertson increasing its holdings from 79% to 82%. The purchase price totaled $845 and was paid in cash. The Company recorded an entry to reduce Redeemable Noncontrolling Interests by $266. The amount paid over fair value, $370, was recorded as a stock-based compensation charge. The Company recorded a reduction of additional paid-in capital of $209 representing the difference between the fair value of the shares and the value of the Redeemable Noncontrolling Interests. As this purchase was pursuant to the exercise of an existing put/call option, no additional intangibles have been recorded. The Goodwill will be tax deductible.

On December 1, 2009, the Company agreed to make an early payment to KBP Management Partners LLC originally due in March 2010 pursuant to the purchase agreement entered into in November 2007. The additional payment totaled $14,870, of which $10,140 was paid in cash in December 2009 and $4,230 is due to be paid in March 2010 with the balance potentially due in March 2011, recorded as deferred acquisition consideration. This additional payment was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement, a stock-based compensation charge of $3,028 has been recorded for amounts paid by KBP Management Partners to phantom equity holders. The Goodwill will be tax deductible.

On October 5, 2009, the Company purchased the remaining 6% outstanding interest in CPB for an estimated fixed and contingent purchase price. The estimated purchase price of $9,818 is included in deferred acquisition consideration and includes $518 of fixed payments to be paid in 2013. The Company recorded a reduction of $8,596 to Redeemable Noncontrolling Interests and $704 to additional paid in capital. The fixed payments of $518 are allocated to identifiable intangibles and will be amortized over 3 years.

On August 31, 2009, the Company, through HL Group Partners LLC (“HL Group”), acquired a 51% interest in Attention Partners LLC (“Attention”), a social media agency that further expands HL Group’s business capabilities. At closing, the HL Group paid $1,000 and made a capital contribution of $400 to Attention. In addition, HL Group recorded estimated contingent payments totaling $1,313 due in 2010 and 2011 as deferred acquisition consideration. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $544 (consisting of primarily of customer lists and a covenant not to compete) and goodwill of $3,057 representing the value of the assembled workforce. The fair value of the noncontrolling interests not acquired at the acquisition date was $2,431 based on the Company’s evaluation of the Company being acquired, the purchase paid by the Company. The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

On July 1, 2009, the Company, through Crispin Porter & Bogusky LLC (“CPB”), acquired 100% of the preferred shares and 52% of the common shares of Crispin Porter & Bogusky Europe AB (formerly known as “daddy”), a digital agency based in Sweden that has created a foothold in Europe for CPB. At closing, CPB paid $3,052 plus an additional $50 deferred payment. Also in December 2009, CPB called an additional 24% and made a payment of 80% of the purchase price of $188. An additional amount of $50 is recorded as deferred acquisition consideration. The Company has additional calls and the noncontrolling owners have reciprocal puts on the remaining 24% of the common shares, which are exercisable beginning January 2012. The current estimated cost of these puts and calls is approximately $6,600 and has been recorded as Redeemable Noncontrolling Interests. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $650 (consisting primarily of customer lists and a covenant not to compete) and goodwill of $8,533 representing the value of the assembled workforce. The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are not tax deductible. Accordingly, CPB recorded a deferred tax liability of $221 representing the future tax benefits relating to the amortization of the identified intangibles.

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

2008 Acquisitions

Effective December 31, 2008, the Company acquired an additional 6.3% of equity interests in Accent Marketing LLC, increasing the Company’s ownership to 100%. The aggregate purchase price totaled $4,830 and was paid in cash of $995 at closing and repayment of outstanding loans of $1,830. The balance aggregate of $2,005 was paid in 2009. In addition, an additional contingent performance payment of $96 was paid in December 2009 based on Accent’s 2009 financial results. The allocation of the excess purchase consideration of these step acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,900 (consisting of customer lists), goodwill of $365 and a stock based compensation charge of $2,285, relating to the amount paid in excess of the fair value of the equity purchase. The identified intangibles will be amortized over a seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. This payment was also classified as a stock-based compensation charge. The intangibles, goodwill and stock based compensation charge are tax deductible.

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

On November 24, 2008, the Company agreed to make an early payment to KBP Management Partners LLC of the contingent payment originally due in 2009 pursuant to the purchase agreement entered into in November 2007. The additional payment totaled $16,005, of which $14,124 was paid in cash in November 2008 and $1,881 was paid in 2009. This additional payment was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement a 2008 stock based compensation charge of $3,548 has been recorded for amounts paid to the phantom equity holders. In December 2009, the Company determined the final earnout payment to be $14,870 of which $10,140 was paid in December 2009 and the balance will be paid in 2010. This final amount was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement, a 2009 stock based compensation charge of $3,028 has been recorded for amounts paid to the phantom equity holders. The goodwill is tax deductible.

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

On June 16, 2008, CPB, acquired certain assets and assumed certain liabilities of Texture Media, Inc. Texture Media is a digital agency specializing in website development, and is based in Boulder, Colorado with approximately 50 employees. The purchase price consisted of $2,500 in cash and a non-contingent cash payment of $940 in one year, which $400 is included in deferred acquisition consideration. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $150 (consisting of customer lists and covenants not to compete) and goodwill of $3,111. The identified intangibles will be amortized up to a two year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

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

2007 Acquisitions

On November 1, 2007, the Company acquired an additional 28% of Crispin Porter & Bogusky LLC, (“CPB”) from certain noncontrolling holders resulting in the Company’s current ownership of 77%. The purchase price consisted of a payment of approximately $22,561 in cash and the issuance of 514,025 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $5,546. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares over a period two days before and after the November 1, 2007 announcement date. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in December 2007 and in April 2008. Prior to the transaction, the Company consolidated CPB as a Variable Interest Entity (“VIE”). As a result of this step acquisition, the Company now consolidates CPB as a majority owned subsidiary. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $4,637 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,000 represented customer backlog and is being amortized over a five month period and the balance of $2,637 represents customer relationships and will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contractual relationships are realized. These intangibles are tax deductible in future years as well as $23,471 of intangibles which have been previously recorded in connection with the VIE accounting.

On October 18, 2007, the Company acquired the remaining 40% equity interest in KBP Holdings LLC, (“KBSP”) from KBSP Management Partners LLC (“Noncontrolling Holder”). The purchase price consisted of an initial payment of approximately $12,255 in cash and the issuance of 269,389 newly-issued shares of the Company’s Class A subordinated voting stock valued at approximately $2,901. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A shares on the date of the acquisition. In addition, the Company expects to pay a contingent amount to the Noncontrolling Holder in 2009 and 2010, based on KBSP’s financial performance in 2008 and 2009. These additional contingent payments will be calculated in accordance with KBSP’s existing limited liability company agreement. In connection with this acquisition, certain key executives of KBSP agreed to extend the terms of their existing employment agreements and received grants of restricted stock of the Company valued at $234 in the aggregate. These equity grants vest over a three year period. This acquisition represented an accelerated exercise of the Company’s existing call option that was otherwise exercisable in 2008. The allocation of the excess purchase consideration of this acquisition to the fair value of net assets acquired resulted in 100% or $14,494 of the excess consideration being allocated to identifiable intangible assets. Approximately $2,711 represented customer backlog and is being amortized over a six and one-half month period and the balance of $11,783 represented customer relationships and will be amortized over a five year period in a manner represented by the pattern in which the economic benefits of the customer contractual relationships are realized. The value of the restricted stock grants will be amortized over a three year period. In addition, the Company incurred a non-cash stock based compensation charge of approximately $2,603 resulting from a portion of the purchase price being paid by the Noncontrolling Holder to certain employees of KBSP pursuant to an existing phantom equity plan between those employees and the

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

Noncontrolling Holder. A similar type of charge will be incurred if and when any contingent payments are made in 2009 and 2010. The intangibles are tax deductible in future years. In May 2008, it was determined that an additional payment of $814 was due. This additional payment has been allocated to backlog and written off during the second quarter of 2008. This amount was paid in cash in December 2008. In addition, the Company incurred a non-cash stock based compensation charge of $142 resulting from this payment to the phantom equity holders.

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

4. Acquisitions  – (continued)

$320 was paid on April 4, 2008, and $1,000 was paid in the form of 128,550 newly-issued Class A shares of the Company. In addition, the Company incurred transaction costs of approximately $30 for a total purchase price of $5,843. The allocation of the cost of the acquisition to the fair value of net assets acquired resulted in amortizable intangible assets of $2,154 and goodwill of $3,442 and is based on estimates of fair values and certain assumptions that the Company believed were reasonable. The intangibles and goodwill are tax deductible in future years.

Proforma Information

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2008 and 2007 assume that the acquisition of the operating assets of the significant businesses acquired during 2008 and 2007 had occurred on January 1st of the respective year in which the business was acquired and for the comparable period only (i.e., 2008 acquisitions are reflected in 2007). During 2009, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations. These unaudited pro forma results for the year December 31, 2007, include an adjustment for the non-cash stock based compensation charge of $2,603 resulting from the KBSP acquisition.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues	$584,648	$533,883
Net income (loss) attributable to MDC Partners Inc.	$1,097	$(24,168)
Income (loss) per common share:
Basic – net income (loss)	$0.04	$(0.94)
Diluted – net income (loss)	$0.04	$(0.94)

Net Income Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

For the Year Ended December 31, 2009
Net Loss attributable to MDC Partners Inc.	$(18,324)
Transfers (to) from the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(913)
Net transfers (to) from noncontrolling interest	(913)
Change from net income attributable to MDC Partners Inc. and transfers (to) from noncontrolling interest	$(19,237)

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2009			2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$79,036	$(60,090)	$18,946	$74,593	$(50,743)	$23,850
Leasehold improvements	39,091	(22,662)	16,429	38,446	(18,275)	20,171
	$118,127	$(82,752)	$35,375	$113,039	$(69,018)	$44,021

Included in fixed assets are assets under capital lease obligations with a cost of $3,383, (2008 — $3,731) and accumulated depreciation of $2,018 (2008 — $1,707). Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $16,278, $16,759 and $14,478, respectively.

6. Accrued and Other Liabilities

At December 31, 2009 and 2008, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,058 and $4,856, respectively.

7. Financial Instruments

Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable, accrued and other liabilities, advance billings, and deferred acquisition consideration. Bank debt and long-term debt are variable rate debt, the carrying value of which approximates fair value. The Company’s convertible debt and note payable are fixed rate debt instruments, the carrying values of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business. The fair value for the 11% senior notes was $230,625 as of December 31, 2009.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Strategic Marketing Services	Performance Marketing Services	Discontinued Operations	Total
Balance of December 31, 2007	$161,847	$53,152	$2,727	$217,726
Acquired goodwill	28,248	962	—	29,210
Goodwill impairment	—	—	(2,727)	(2,727)
Foreign currency translation	(4,042)	(1,953)	—	(5,995)
Balance as of December 31, 2008	$186,053	$52,161	$—	$238,214
Acquired goodwill	59,053	—	—	59,053
Foreign currency translation	3,008	1,357	—	4,365
Balance as of December 31, 2009	$248,114	$53,518	$—	$301,632

Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$48,125	$59,075
Less accumulated amortization	(35,843)	(39,145)
Customer relationships – net	$12,282	$19,930
Other intangibles – gross	$19,352	$29,729
Less accumulated amortization	(14,699)	(20,587)
Other intangibles – net	$4,653	$9,142
Total intangible assets	$85,257	$106,584
Less accumulated amortization	(50,542)	(59,732)
Total intangible assets – net	$34,715	$46,852

See Note 2 for Accounting for Business Combinations.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets  – (continued)

The weighted average amortization periods for customer relationships are 6 years and other intangible assets are 8 years. In total, the weighted average amortization period is 6 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2009, was $18,025 (2008 — $17,515; 2007 — $14,497) the estimated amortization expense for the five succeeding years is:

Year	Amortization
2010	$6,010
2011	$4,878
2012	$3,114
2013	$1,164
2014	$868

9. Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and noncontrolling interests by taxing jurisdiction for the years ended December 31, were:

	2009	2008	2007
Income (loss):
US	$1,401	13,425	$14,143
Non-US	(4,949)	6,907	(5,892)
	$(3,548)	20,332	$8,251

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2009	2008	2007
Current tax provision
US federal	$—	$4,948	$461
US state and local	1,246	328	(343)
Non-US	318	(1,919)	710
	1,564	3,357	828
Deferred tax provision (benefit):
US federal	8,681	(5,057)	3,145
US state and local	2,347	189	867
Non-US	(4,056)	3,908	1,241
	6,972	(960)	5,253
Income tax provision	$8,536	$2,397	$6,081

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2009	2008	2007
Income (loss) from continuing operations before income taxes, equity in affiliates and noncontrolling interest	$(3,548)	$20,332	$8,251
Statutory income tax rate	33.0%	33.5%	36.12%
Tax expense using statutory income tax rate	(1,171)	6,811	2,980
State and foreign taxes	3,045	(960)	508
Non-deductible stock-based compensation	5,160	2,796	3,065
Other non-deductible expense	732	876	577
Change to valuation allowance on items affecting taxable income	2,656	(4,149)	6,870
Noncontrolling interests	(1,767)	(2,726)	(7,428)
Other, net	(119)	(251)	(491)
Income tax expense	$8,536	$2,397	$6,081
Effective income tax rate	240.6%	11.8%	73.7%

See Note 10 for income taxes for discontinued operations.

The 2009 effective income tax rate was significantly higher than the statutory rate due primarily from the increase in the Company’s valuation allowance of $2,656, non-deductible stock-based compensation of $5,160 and State and foreign income taxes of $1,564.

The 2008 effective income tax rate was significantly lower than the statutory rate due primarily from the reversal of Canadian withholding taxes due to a change in Canadian tax law of $2,088 (included in other taxes above) and a decrease in the Company’s valuation allowance of $4,149, primarily due to utilization of net operating loss carry forwards.

Income taxes receivable were $622 and $1,312 at December 31, 2009 and 2008, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $1,215 and $1,056 at December 31, 2009 and 2008, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the years ended 2009, 2008 and 2007, income tax expense does not include any amounts for interest and penalties.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2009	2008
Deferred tax assets:
Capital assets and other	$5,296	$4,404
Net operating loss carry forwards	45,292	41,498
Goodwill amortization, net	—	99
Interest deductions	5,743	10,406
Stock compensation	970	682
Unrealized foreign exchange	227	—
Capital loss carry forwards	17,417	15,240
Accounting reserves	2,751	6,111
Gross deferred tax asset	77,696	78,440
Less: valuation allowance	(65,896)	(59,781)
Net deferred tax assets	11,800	18,659
Deferred tax liabilities:
Deferred finance charges	(530)	(464)
Unrealized foreign exchange	—	(3,739)
Goodwill amortization	(8,521)	(4,516)
Total deferred tax liabilities	(9,051)	(8,719)
Net deferred tax asset	$2,749	$9,940
Disclosed as:
Deferred tax assets	$14,950	14,852
Deferred tax liabilities	(12,201)	(4,912)
	$2,749	$9,940

Included in accrued and other liabilities at December 31, 2009 and 2008 is a deferred tax liability of $3,150 and $212, respectively. Included in other current assets at December 31, 2009 and 2008 is a deferred tax asset of $2,408 and $2,925, respectively.

The Company has US federal net operating loss carry forwards of $42,655 and non-US net operating loss carry forwards of $73,312, these carry forwards expire in years 2010 through 2029. The Company also has total indefinite loss carry forwards of $150,288. These indefinite loss carry forwards consist of $44,729 relating to the US and $105,559 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $110,743.

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

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

operations for each of the years ended December 31, 2009 and 2007 was $2,656 and $6,870, respectively. In 2008, the Company reduced its valuation and recorded a benefit in the statement of operations of $4,149.

Deferred taxes are not provided for temporary differences representing earnings of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

The Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $617. This amount has not changed for the last three years. The Company identified an uncertainty relating to the future tax deductability of certain intercompany interest, to the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company has completed US federal tax audits through 2006 and has completed a non-US tax audit through 2004.

10. Discontinued Operations

The loss net of taxes from discontinued operations for 2009 was $0.9 million and is comprised of the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”) of $361 and Margeotes Fertitta Powell, LLC (“MFP”) of $515 relates to an adjustment to a previously recorded liability.

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management. This transaction was completed in April 2009. As a result of this expected transaction, the Company recorded a goodwill and intangibles impairment charge of $1,945. Including the impairment charge Bratskeir’s results of operations, net of income tax benefits, for the years ended 2008 and 2007 were losses of $3,815 and $1,217, respectively.

Effective December 3, 2008, Colle & McVoy, LLC (“Colle”), completed the sale of certain assets of its Mobium division. The Company recorded a loss on sale of $1,159 ($765 net of taxes). Including the loss on sale, Mobium’s results of operations, net of income tax benefits for the year ended 2008 was a loss of $3,022. The results of operations net of income taxes for Mobium for the year ended 2007 was income of $283.

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

In March 2007, due to continued operating and client losses, the Company ceased MFP current operations and spun off a new operating business and as a result incurred a goodwill impairment charge of $4,475, in 2007. After reviewing the 2008 projections of the new operating business the Company decided to cease the operations of the new operating business as well. As a result, the Company has classified these operations as discontinued. In addition, an additional intangible relating to an employment contract of $629 was deemed impaired and written off. The results of operations of MFP and the new operating business, net of income tax benefits, was a loss of $7,123 in 2007. In 2008, the Company recorded a loss of $2,645 net of income taxes resulting primarily from the accrual of lease abandonment costs and severance.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

10. Discontinued Operations  – (continued)

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo Strategic Entertainment, LLC (“Banjo”) operations. The results of operations of Banjo, net of income tax benefits, was a loss of $154 in 2007. MFP and Banjo had been previously included in the Company’s Specialized Communication Service segment.

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2009	2008	2007
Revenue	$481	$5,700	$16,926
Impairment charge	—	1,945	5,104
Operating loss	(1,146)	(11,810)	(10,046)
Other expense	—	(3,364)	(1,719)
Income tax recovery	270	5,159	3,640
Noncontrolling interest expense recovery	—	—	(48)
Net loss from discontinued operations	$(876)	$(10,015)	$(8,173)

Included in other expense is a loss on sale of assets of $2,036 in 2008. There was no loss on sale of assets for 2007.

At December 31, 2008, $408, $323 and $2,139 was included in current assets, other assets and accrual and other liabilities, respectively, which represent assets held for sale and related liabilities.

11. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the years ended December 31, were:

	2009	2008	2007
Net income (loss) for the year	$(12,968)	$8,269	$(5,838)
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	769	(12,938)	5,566
Comprehensive loss for the year	(12,199)	(4,669)	(272)
Comprehensive loss attributable to the noncontrolling interest	(5,372)	(8,174)	(20,496)
Comprehensive loss attributable to MDC Partners Inc.	$(17,571)	$(12,843)	$(20,768)

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2009	2008
Revolving credit facility	$—	$9,701
11% senior notes due 2016	225,000	—
Original issue discount	(10,291)	—
8% convertible debentures	—	36,946
Term loans	—	130,000
Note payable and other bank loans	1,800	2,789
	216,509	179,436
Obligations under capital leases	1,437	2,062
	217,946	181,498
Less:
Current portion	1,456	1,546
	$216,490	$179,952

Interest expense related to long-term debt for the years ended December 31, 2009, 2008 and 2007 was $18,057, $13,650 and $11,470, respectively. For the year ended December 31, 2009, interest expense included $204 amortization of the original issue discount.

The amortization and write off of deferred finance costs included in interest expense were $3,837, $1,348 and $2,330 for the years ended December 31, 2009, 2008, and 2007 respectively.

Issuance of 11% Senior Notes

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225,000 aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $208,881, which included an original issue discount of approximately 4.7% or $10,494, and underwriter fees of $5,624. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and redeemed its outstanding 8% C$45,000 convertible debentures on November 26, 2009.

The Company may, at its option, redeem the 11% Notes in whole at any time or in part from time to time, on and after November 1, 2013 at a redemption price of 105.500% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2014, at a redemption price of 102.750% of the principal amount thereof if redeemed during the twelve-month period beginning on or after November 1, 2015 and equal to redemption price of 100% of the principal amount thereof. (Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest.) The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 11% of the principal amount thereof. If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest.

In connection with these transactions, the Company wrote-off $323 of deferred financing costs relating to its prior convertible debentures.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

New Credit Facility

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

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined and is secured by all the assets of the Company. The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

In connection with these transactions, the Company incurred a termination fee of $1,850 and wrote-off $2,240 of deferred financing costs relating to its prior Fortress Financing Agreement.

The Company is currently in compliance with all of the terms and conditions of its Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

Prior Financing Agreement

The Prior Fortress Financing Agreement consisted of a $55,000 revolving credit facility, a $60,000 term loan and a $70,000 delayed draw term loan. Interest payable under the Financing Agreement was as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear interest at the rate of interest publicly announced by the Reference Bank in New York, New York, plus (b) a percentage spread ranging from 0% to a maximum of 4.75% depending on the type of loan and the Company’s Senior Leverage Ratio.

Effective October 23, 2009, the Company repaid all outstanding amounts under the Fortress Financing Agreement.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36,723 (C$45,000) (the “Debentures”). The Debentures required interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year.

The Company repaid the Debentures on November 26, 2009.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2010	$1,456
2011	1,075
2012	683
2013	10
2014	11
2015 and beyond	225,002
$228,237

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2010	$927
2011	493
2012	85
2013	11
2014	11
2015 and thereafter	3
1,530
Less: imputed interest	(93)
1,437
Less: current portion	(856)
$581

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

Preferred A Shares

An unlimited number, non-voting, issuable in series.

The Company has not paid dividends on any class of shares during the three years ended December 31, 2009.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

(b) 2009 Share Capital Transactions

During the year ended December 31, 2009, Class A share capital increased by $4,999. The Company issued 620,393 shares related to vested restricted stock, 47,625 shares related to the exercise of outstanding stock options and 68,261 shares related to the exercise of outstanding stock appreciation rights, increasing share capital by $5,595.

During 2009, the Company’s employees surrendered 156,481 Class A shares valued at $596 in connection with the required tax withholding resulting from the vesting of various equity awards. These shares were subsequently retired and no longer remain outstanding as of December 31, 2009.

Additional paid-in capital decreased by $24,296, of which $31,653 related to the recording of existing put options (Note 2), $5,226 related to the vesting of restricted stock and stock appreciation rights, $923 related to acquisitions, and other charges of $214. These decreases were offset by $13,720 relating to increase from stock-based compensation.

(c) 2008 Share Capital Transactions

During the year ended December 31, 2008, Class A share capital increased by $5,575. The Company issued 334,467 shares related to business acquisitions and 541,110 shares related to vested restricted stock increasing share capital by 6,584.

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

(d) 2007 Share Capital Transactions

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

(e) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 2,500,000 to be added to the 2005 Incentive Plan for a total of 4,500,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A Shares. As of December 31, 2009, the Company has granted 200,000 Director options (of which 100,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan and 2008 Key Partner Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	730,000	$8.56	59,000	$8.78
Granted	553,729	7.80	439,149	9.87
Vested	(367,500)	8.56	—	—
Forfeited	(2,500)	8.55	(16,000)	8.54
Balance at December 31, 2007	913,729	8.10	482,149	9.78
Granted	801,345	8.17	369,882	4.78
Vested	(531,610)	8.30	(9,500)	9.26
Forfeited	(45,601)	8.13	(13,000)	8.85
Balance at December 31, 2008	1,137,863	8.05	829,531	7.57
Granted	—	—	179,927	7.15
Vested	(545,747)	7.95	(74,646)	9.19
Forfeited	(34,158)	7.88	(10,652)	10.04
Balance at December 31, 2009	557,958	$8.17	924,160	$7.33

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2009, 2008 and 2007 was $5,022, $4,499 and $2,841, respectively. In connection with the vesting of these awards, the Company realized a tax deduction of $414, $430 and $340 in 2009, 2008 and 2007, respectively. At December 31, 2009, the weighted average remaining contractual life for performance based awards is 1.2 years and for time based awards is 1.6 years. At December 31 2009, the fair value of all restricted stock and restricted stock unit awards is $11,332. The term of these awards is three years with vesting up to three years. At December 31, 2009, the unrecognized compensation expense for these awards was $5,101 and will be recognized through 2012. At December 31, 2009, there are 2,412,595 awards available to grant.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance, December 31, 2006	1,733,080	$8.57	1,369,056	$8.25	364,024
Vested	—	—			(207,009)
Granted	50,000	8.48			50,000
Exercised	(592,000)	7.59			—
Expired and cancelled	(216,052)	9.08			(83,203)
Balance, December 31, 2007	975,028	11.14	851,216	11.31	123,812
Vested	—	—			(53,812)
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	(516,193)	8.85			(5,000)
Balance, December 31, 2008	458,835	9.49	393,835	9.69	65,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(47,625)	8.76			—
Expired and cancelled	(171,218)	12.22			—
Balance, December 31, 2009	239,992	$9.55	194,992	$9.64	45,000

At December 31, 2009, the intrinsic value of vested options and the intrinsic value of all options was $37. For options exercised during 2009 and 2007, the Company received cash proceeds of $370 and $4,689, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2009 and 2007 was $16 and $1,550, respectively. At December 31, 2009, the weighted average remaining contractual life of all outstanding options was 1.6 years and for all vested options was 1.1 years. At December 31, 2009, the unrecognized compensation expense of all options was $160 and will be recognized through 2012.

Share options outstanding as of December 31, 2009 are summarized as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$ 5.00 – $ 7.49	8,982	2.56	$6.43	8,982	$6.43	2.56
$ 7.50 – $ 9.32	191,442	1.64	$8.65	146,442	$8.51	1.09
$ 9.33 – $12.61	37,663	0.90	$12.61	37,663	$12.61	0.90
$12.62 – $53.69	1,905	0.17	$53.69	1,905	$53.69	0.17

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable		Non Vested SAR’s
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share
Balance at December 31, 2006	2,010,313	$7.91	1,700,313	$7.48	310,000
Vested	—	—			(206,666)
Granted	—	—			—
Exercised	(1,364,866)	6.84			—
Expired and cancelled	(30,447)	8.68			—
Balance at December 31, 2007	615,000	11.33	511,666	11.72	103,334
Vested	—	—			(96,668)
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	(370,000)	12.00			—
Balance at December 31, 2008	245,000	9.74	238,334	9.80	6,666
Vested	—	—			(6,666)
Granted	3,744,686	3.76			3,744,686
Exercised	(172,759)	3.72			(172,759)
Expired and cancelled	(298,158)	8.22			(83,158)
Balance at December 31, 2009	3,518,769	$3.80	30,000	$8.18	3,488,769

At December 31, 2009, the aggregate amount of shares to be issued on vested SAR’s was 1,091 shares with an intrinsic value of $9 and for all outstanding SAR’s, the aggregate amount of shares to be issued was 1,899,288 with an intrinsic value of $15,669. During 2009 and 2007, the aggregate value of SAR’s exercised was $407 and $2,909, respectively. The Company did not receive any windfall tax benefits. At December 31, 2009, the weighted average remaining contractual life of all outstanding SAR’s was 4.2 years and for all vested SAR’s was 6.7 years. At December 31, 2009, the unrecognized compensation expense of all SAR’s was $1,916 and will be recognized through 2012.

Range of Exercise Prices	SAR’s Outstanding			SAR’s Exercisable
	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$3.72 – $6.60	3,488,769	4.18	$3.76	—	$—	—
$6.61 – $8.95	30,000	6.72	$8.18	30,000	$8.18	6.72

(g) Restricted Stock Units

During the year ended December 31, 2004, the Company issued 50,000 restricted stock units of which 16,500 vested on each of the first and second anniversary dates with the remaining 17,000 vesting on September 6, 2007.

In 2007, the recipient of these shares of restricted stock exercised his contractual right to receive a cash payment of $185, in lieu of the 17,000 shares of restricted stock that vested in 2007, and as a result, the underlying shares of restricted stock in each year were cancelled.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

(h) Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

There were no warrants outstanding as at December 31, 2009.

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable		Non Vested Warrants
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance, December 31, 2006	733,526	$14.20	603,685	$14.02	129,661
Vested	—	—			(81,627)
Granted	—	—			—
Expired and cancelled	(4,619)	17.96			—
Balance, December 31, 2007	728,907	16.67	680,873	16.61	48,034
Vested	—				(48,034)
Granted	—				—
Expired and cancelled	(250,000)	12.70			—
Balance, December 31, 2008	478,907	$14.02	478,907	$14.02	—
Vested	—
Granted	—
Expired and cancelled	(478,907)	$14.02
Balance, December 31, 2009	—	—	—	—	—

The Company has reserved a total of 3,230,750 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2009 there were 2,412,595 shares available for future option and similar grants.

14. Fair Value Measurements

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

14. Fair Value Measurements  – (continued)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. For each acquisition, the Company performed a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company used several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. The amounts allocated to assets acquired and liabilities assumed in the acquisitions were determined using level three inputs. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable represents the best estimate of balances that will ultimately be collected, which is based in part on allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances.

15. Gain on Sale of Assets and Other

The gain on sale of assets and other for the years ended December 31 were as follows:

	2009	2008	2007
Other income (expense)	$(38)	$128	$217
Dividend income(b)	—	—	820
Gain (loss) on disposition of assets(a)	(53)	(142)	1,709
Gain on recovery of investment	—	—	419
	$(91)	$(14)	$3,165

(a)	The gain on the dispositions of assets in 2007 primarily relates to the sale of the plane that was acquired in connection with the Zyman acquisition for consideration equal to $6,368. In connection with the sale, the Company repaid the loan relating to the plane in an amount equal to $5,001 and recorded a gain on the sale of $1,846.
(b)	In 2007, the Company received a dividend payment of $820 from the purchaser of the Secured Products International Group.

16. Segmented Information

As a result of changing client demand and the Company’s focus on driving return on marketing investment, the Company changed its segment reporting to conform them more closely with how the Chief Operating Decision Maker (“CODM”) and management are building and managing the Company’s business segments. This will simplify the Company’s financial reporting and make its results more consistent with the current manner of how the CODM and the Board of Directors view the business. The Company is focused on expanding its capabilities in database marketing and data analytics in order to position the Company for future business development efforts and revenue growth.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

In order to position this strategic focus along the lines of how the CODM and management will base their business decisions, the Company has now reorganized its segment reporting. Decisions regarding allocation of resources are made and will be made based not only on the individual operating results of the subsidiaries but also on the overall performance of the reportable segments. These reportable segments are the aggregation of various reporting segments. The Company changed to the current presentation during the fourth quarter of 2009 and all prior periods have been recasted.

The Company reports in two segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services segment includes Crispin Porter & Bogusky and kirshenbaum bond + partners among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.
•	The Performance Marketing Services segment includes our firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer service and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, the services provided to the customer and they exhibit similar long term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating segments. The Company has determined that additional amounts should be allocated to the operating segments based on additional services provided in 2009. The Company will continue to evaluate the services and amount of time spent directly on the operating segments business operations, and adjust accordingly.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

	For the Year Ended December 31, 2009
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$371,398	$174,526	$—	$545,924
Cost of services sold	222,015	132,297	—	354,312
Office and general expenses	87,908	30,898	18,091	136,897
Depreciation and amortization	25,577	8,466	428	34,471
Operating Profit (Loss)	35,898	2,865	(18,519)	20,244
Other Income (Expense):
Other expense, net				(91)
Foreign exchange loss				(1,947)
Interest expense, net				(21,754)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(3,548)
Income tax expense				(8,536)
Loss from continuing operations before equity in affiliates and noncontrolling interests				(12,084)
Equity in earnings of affiliates				(8)
Loss from continuing operations				(12,092)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(876)
Net loss				(12,968)
Net income attributable to noncontrolling interests	(4,641)	(715)	—	(5,356)
Net (loss) attributable to MDC Partners Inc.				$(18,324)
Stock-based compensation	$8,742	$868	$5,834	$15,444
Capital expenditures from continuing operations	$3,620	$2,353	$239	$6,212
Goodwill and intangibles	$277,992	$58,355	$—	$336,347
Total assets	$430,959	$112,780	$60,780	$604,519

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

	For the Year Ended December 31, 2008
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$363,580	$221,068	$—	$584,648
Cost of services sold	226,699	165,446	—	392,145
Office and general expenses	84,408	35,725	17,622	137,755
Depreciation and amortization	24,814	9,189	401	34,404
Operating Profit (Loss)	27,659	10,708	(18,023)	20,344
Other Income (Expense):
Other expense, net				(14)
Foreign exchange gain				13,257
Interest expense, net				(13,255)
Income from continuing operations before income taxes and equity in affiliates				20,332
Income tax expense				(2,397)
Income from continuing operations before equity in affiliates and noncontrolling interests				17,935
Equity in earnings of affiliates				349
Income from continuing operations				18,284
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(10,015)
Net Income				8,269
Net income attributable to the non-controlling interests	(5,302)	(2,834)	—	(8,136)
Net income attributable to MDC Partners Inc.				$133
Stock-based compensation from continuing operations	$6,162	$3,697	$4,578	$14,437
Capital expenditures from continuing operations	$9,192	$5,094	$109	$14,395
Goodwill and intangibles	$224,793	$60,273	$—	$285,066
Total assets	$358,834	$132,609	$37,796	$529,239

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

Summary financial information concerning the Company’s operating segments is shown in the following tables:

	For the Year Ended December 31, 2007 Restated for Discontinued Operations
	Strategic Marketing Services	Performance Marketing Group	Corporate	Total
Revenue	$338,524	$195,359	$—	$533,883
Cost of services sold	201,172	142,125	—	343,297
Office and general expenses	83,644	32,442	22,148	138,234
Depreciation and amortization	21,045	7,672	258	28,975
Operating Profit (Loss)	32,663	13,120	(22,406)	23,377
Other Income (Expense):
Other income, net				3,165
Foreign exchange loss				(7,192)
Interest expense, net				(11,099)
Income from continuing operations before income tax and equity in affiliates				8,251
Income tax expense				(6,081)
Income from continuing operations before equity in affiliates and noncontrolling interests				2,170
Equity in earnings of affiliates				165
Income from continuing operations				2,335
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(8,173)
Net loss				(5,838)
Net income (loss) attributable to the noncontrolling interests	(17,457)	(3,060)	—	(20,517)
Net loss attributable to MDC Partners Inc.				$(26,355)
Stock-based compensation from continuing operations	$5,199	$575	$4,443	$10,217
Capital expenditures from continuing operations	$10,267	$8,976	$210	$19,453
Goodwill and intangibles	$212,393	$60,732	$—	$273,125
Total assets	$359,489	$152,134	$9,075	$520,698

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2009	$30,322	$3,788	$1,265	$35,375
2008	$39,466	$3,680	$875	$44,021
Goodwill and Intangible Assets
2009	$303,290	$33,057	$—	$336,347
2008	$256,120	$28,946	$—	$285,066

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2009	$456,759	$80,124	$9,041	$545,924
2008	$483,122	$89,230	$12,296	$584,648
2007	$426,059	$94,401	$13,423	$533,883

17. Related Party Transactions

(a)	The Company incurred fees and paid incentive awards totaling $3,945, $3,413 and $2,471 in 2009, 2008 and 2007, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal continues to provide services to the Company as its Chief Executive Officer. The Services Agreement has a three-year term with automatic one-year extensions. Pursuant to the Services Agreement, the base compensation for Mr. Nadal’s services in 2009 was $1,000. The Services Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company also makes an annual cash payment of $500 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, the Company may grant equity incentives with a targeted grant-date value of up to 300% of the then current base retainer. In addition during 2009, 2008 and 2007, in accordance with the Services Agreement, Mr. Nadal repaid an additional $95, $83 and $458, respectively, of loans due to the Company.

(b)	In 2000, the Company agreed to provide to its CEO, Miles S. Nadal a bonus of C$10,000 ($10,088) in the event that the average market price of the Company’s Class A subordinate voting shares is C$30 ($30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date). This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,153 ($5,854), as at December 31, 2009, which has been reserved for in the Company’s accounts. These loans have no stated maturity date.
(c)	In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

17. Related Party Transactions  – (continued)

purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (i.e., C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

During 2009, 2008 and 2007, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $105, $371 and $369, respectively. In addition, in 2009 and 2008, a subsidiary provided Trapeze with $304 and $144 of services, respectively.

18. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration.  In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options.  Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2010 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2009, perform over the relevant future periods at their 2009 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29,531 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2,765 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $5,366 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised. The aggregate amount of these options of $29,531 has been recorded on the balance sheet at December 31, 2009 and is included in Redeemable Noncontrolling Interests.

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the year ended December 31, 2009, 2008 and 2007, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $15 in an investment fund over a period of up to two years. At December 31, 2009, the Company has $4,696 of undrawn outstanding letters of credit.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $16,116 for 2009, $16,749 for 2008 and $15,718 for 2007, which was reduced by sublease income of $59 in 2009, $31 in 2008 and $13 in 2007. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2010 and thereafter, are as follows:

Period	Amount
2010	$15,459
2011	13,611
2012	12,049
2013	9,447
2014	7,221
2015 and thereafter	15,524
$73,311

At December 31, 2009, the total future cash to be received on sublease income is $805.

19. New Accounting Pronouncements

In January 2010, the FASB issued an Accounts Standards Update on Consolidation — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. This Guidance clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. New Accounting Pronouncements  – (continued)

of a subsidiary or de-recognition of a group of assets. It is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption will not have an impact on our financial statements.

In January 2010, the FASB issued Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. This Guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. It requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This Guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption will not have a material effect on our financial statements.

In October 2009, the FASB issued revised guidance on the topic of Multiple — Deliverable Revenue Arrangements. The revised guidance amends certain accounting for revenue with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the revised guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. This guidance is effective for the first quarter of 2011, with early adoption permitted. We do not expect that the adoption will have a material impact on our financial statements.

In August 2009, the FASB issued an Accounting Standards Update, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. This Guidance describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. This is effective for the fourth quarter of 2009. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2009, the FASB issued revised guidance on Subsequent Events, which is effective for the Company June 30, 2009. This statement provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 10, 2010. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

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

In December 2007, FASB issued guidance that now requires the classification of noncontrolling (minority) interests and dispositions of noncontrolling interests as equity within the consolidated financial statements. The income statement will now be required to show net income/loss with and without adjustments for noncontrolling interests. The reclassifications must be applied prospectively for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. However, this statement requires companies to apply the presentation and disclosure requirements retrospectively to comparative financial statements. Early application was prohibited. The guidance was expanded in 2008 to require the recording of put options as mezzanine equity and a reduction of equity. The adoption of these new standards has resulted in the Company recording the estimated redemption amount of its outstanding put options as a reduction of Additional Paid in Capital and an increase in Redeemable Noncontrolling Interests of $31.7 million as of January 1, 2009. As of December 31, 2008, the Company has reclassified $21.8 million of minority interest to Redeemable Noncontrolling Interests, representing Noncontrolling Interests which could be purchased by the Company pursuant to the exercise of an existing Put option. In addition, as of December 31, 2008, a portion of minority interest, which is not subject to put options, has been reclassified as part of Equity-Noncontrolling Interest. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to Equity. For the year ended December 31, 2008 and 2007, the Company reclassified net income attributable to the noncontrolling interests below net income (loss), as a result net income for the three month period was increased by $8.1 million and the net loss was reduced by $20.5 million, respectively. These adjustments will not impact the calculation of earnings per share. At December 31, 2009, the Company reduced its estimated redemption amounts by $59.

In March 2008, the FASB issued guidance relating to “Disclosures about Derivative Instruments and Hedging Activities (previously in SFAS No. 161 and currently included in ACS 815-10-65),” which requires enhanced disclosures for derivative and hedging activities. The additional disclosures became effective beginning with our first quarter of 2009. Early adoption is permitted. The adoption of this statement did not have a material effect on our financial statements.

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

In June 2009, the FASB issued revised guidance on the topic of Accounting for Variable Interest Entities, which we will adopt effective January 1, 2010. This guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. This Guidance will not have a material impact on our financial statements.

20. Accounting Changes

As of January 1, 2009, the accounting for Minority Interests, Redeemable Noncontrolling Interests, and Noncontrolling Interests changed. Effective January 1, 2009, the accounting changed for business combinations due to the adoption of a new accounting pronouncement. See Notes 2 and 19.

21. Subsequent Events

From January 1, 2010 to March 10, 2010, the Company completed a number of acquisitions and step-ups in ownership. The Company purchased a 75% equity interest in Communifx Partners LLC, a 60% equity interest in TEAM Holdings LLC, an additional 15% equity interest in Fletcher Martin, LLC and an additional 1% equity interest in HL Group Partners, LLC. Communifx Partners LLC builds and manages large-scale customer database solutions to enable the planning, execution, and measurement of multi-channel marketing and advertising programs. TEAM Holdings LLC produces immersive, interactive brand experiences that physically engage and influence consumers at the point of sale. The Company purchased the additional equity interests in Fletcher Martin, LLC pursuant to the exercise of outstanding puts. The purchase price paid for these acquisitions and step-up consisted of aggregate cash payments of $15,414 plus additional contingent payments that are based on actual results from 2010 to 2012 with final payments due in 2013. In addition, the Communifx Partners LLC acquisition has put/call rights that could increase the Company’s ownership to 100% in 2013. At this time, the acquisition accounting has not been finalized.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

22. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2009 and 2008, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2009	$126,738	$134,882	$134,625	$149,679
2008	$140,902	$156,949	$142,089	$144,708
Cost of services sold:
2009	$85,879	$88,238	$85,526	$94,669
2008	$95,519	$102,332	$94,559	$99,735
Income from continuing operations:
2009	$663	$1,170	$2,240	$(16,165)
2008	$1,767	$1,463	$5,387	$9,667
Net income (loss) attributable to MDC Partners Inc.:
2009	$29	$79	$36	$(18,468)
2008	$(3,394)	$(4,472)	$3,250	$4,749
Income (loss) per common share:
Basic
Continuing operations:
2009	$0.01	$0.01	$0.00	$(0.65)
2008	$(0.01)	$(0.06)	$0.15	$0.30
Net income (loss):
2009	$0.00	$0.01	$0.00	$(0.67)
2008	$(0.13)	$(0.17)	$0.12	$0.18
Diluted
Continuing operations:
2009	$0.01	$0.01	$0.00	$(0.65)
2008	$(0.01)	$(0.06)	$0.15	$0.29
Net income (loss):
2009	$0.00	$0.01	$0.00	(0.67)
2008	$(0.13)	$(0.17)	$0.12	$0.18

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

Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2008 includes non-cash stock based compensation charges of $6,961 relating to acquisitions. See Note 4.
•	The third and fourth quarters of 2008 include unrealized foreign exchange gains of $5,582 and $7,675, respectively.
•	The fourth quarter of 2009 includes non-cash stock based compensation charges of $6,472 and additional amortization of $3,979 relating to acquisitions. See Note 4.
•	The third quarter of 2009 includes an unrealized foreign exchange loss of $3,079.
•	The fourth quarter of 2009 interest expense includes termination fees of $1,850 and the write off of $2,564 deferred financing fees relating to the termination of the old financing agreement, and $4,870 of interest expense relating to the 11% Notes.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2009, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been independently audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited MDC Partners, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MDC Partners Inc., and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2010

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2010 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2009, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 1, 2010 are:

Name	Age	Office
Miles S. Nadal(1)	52	Chairman of the Board, Chief Executive Officer and President
Stephen Pustil(1)	66	Vice Chairman
David B. Doft	38	Chief Financial Officer
Charles K. Porter	65	Chief Strategist
Robert E. Dickson	51	Managing Director
Mitchell S. Gendel	44	General Counsel & Corporate Secretary
Michael C. Sabatino	45	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	45	Managing Director

(1)	Also a director

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

Mr. Pustil has been a director of MDC since 1992, and its Vice Chairman since 1992. Mr. Pustil is also a Managing Partner at Peerage Capital, President of Peerage Realty Partners, and Chairman of Artemis Investment Management. Mr. Pustil is a chartered accountant and serves on the Board of Mount Sinai Hospital.

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

Mr. Porter has been the Chief Strategist of the Company since September of 2003. He is responsible for identifying future agency partnerships as well as strategic assistance for MDC and its operating companies. Mr. Porter is also a chairman of Crispin Porter + Bogusky, one of the top creative shops in the country. Crispin Porter + Bogusky joined Maxxcom Inc., a subsidiary of MDC Partners, in January 2001.

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

Mr. Sabatino joined MDC Partners in April 2005 as Senior Vice President and Chief Accounting Officer. Prior to joining MDC Partners, he was an audit partner with the accounting firm of Eisner LLP from April 2004. Prior to that, from December 2001 to March 2004, he was the Co-CFO/Senior Vice President Finance of JAKKs Pacific, Inc., a publicly-held toy company. Before that, Mr. Sabatino was an audit partner at BDO Seidman, LLP, a public accounting firm.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of MDC Partners Inc.
New York, New York
Toronto, Canada

The audits referred to in our report dated March 10, 2009 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ending 2009, 2008 and 2007. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement Schedule II when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2010

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2009
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2009	$2,179	$946	$(1,154)	$63	$2,034
December 31, 2008	$1,357	$1,891	$(962)	$(107)	$2,179
December 31, 2007	$1,633	$529	$(872)	$67	$1,357

Schedule II — 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2009
(Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2009	$59,781	$2,656	$(2,705	)(1)	$6,164	$65,896
December 31, 2008	$86,125	$(4,149)	$(8,250	)(1)	$(13,945)	$59,781
December 31, 2007	$65,790	$6,870	$6,853	(1)	$6,612	$86,125

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved and adjustment for net operating loss relating to sale of business.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: March 10, 2010	By: /s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 10, 2010
/s/ Robert Kamerschen Robert Kamerschen	Presiding Director	March 10, 2010
/s/ Clare Copeland Clare Copeland	Director	March 10, 2010
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 10, 2010
/s/ Scott Kauffman Scott Kauffman	Director	March 10, 2010
/s/ Michael J. Kirby Michael J. Kirby	Director	March 10, 2010
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 10, 2010
/s/ David Doft David Doft	Chief Financial Officer	March 10, 2010
/s/ Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 10, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1	Indenture, dated as of October 23, 2009, by and between the Company, the Note Guarantors, and The Bank of New York Mellon, as trustee, relating to the issuance of the Company’s 11% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1	Purchase Agreement, dated October 20, 2009, by and among the Company and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Senior Notes due 2016 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1.1	Exchange and Registration Rights Agreement, dated as of October 23, 2009, by and among the Company, and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Senior Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.2	Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.3	Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2007);
10.3.1	Letter Agreement between the Company and Miles Nadal dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.3.2	Letter Agreement between the Company and Miles Nadal dated April 1, 2008 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 9, 2009);
10.4	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.5	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);
10.6	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.7	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2004);
10.7.1	Amendment to Employment Agreement between the Company and Robert Dickson, dated November 20, 2007 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed on March 10, 2008);
10.8	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.9	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);

Exhibit No.	Description
10.10	Agreement of Separation and Release between the Company and Graham Rosenberg, dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on November 2, 2009);
10.11	Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);
10.11.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.12	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);
10.12.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.12.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.12.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.12.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.12.5	Form of Restricted Stock Grant Agreement (2010)*
10.12.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010)*
10.13	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);
10.14	Membership Interest Purchase Agreement (17%) dated November 10, 2008, among the Company, CPB Acquisition Inc., MDC Acquisition Inc., and Crispin Porter & Bogusky LLC (“CPB”), Crispin & Porter Advertising Inc., and certain employees of CPB (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 9, 2009);
10.14.1	Amendment No. 1, dated October 5, 2009, to Membership Interest Purchase Agreement dated November 10, 2008*
10.14.2	Amendment No. 2, dated December 1, 2009, to Membership Interest Purchase Agreement dated November 10, 2008*
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines, amended in May 2009*;
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO Seidman LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.