Form 10-Q
period 2010-03-31
MDC PARTNERS INC
filed 2010-05-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
(646) 429-1809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐ No  ☒

The numbers of shares outstanding as of April 30, 2010 were: 28,803,791 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

Website Access to Company Reports

MDC Partners Inc.’s internet website address is www.mdc-partners.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report or Form 10-Q.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenue:
Services	$136,182	$126,738
Operating Expenses:
Cost of services sold	96,969	85,879
Office and general expenses	34,625	31,152
Depreciation and amortization	5,833	7,593
	137,427	124,624
Operating profit (Loss)	(1,245)	2,114
Other Income (Expenses):
Other income (expense), net	(613)	2,629
Interest expense	(7,028)	(3,761)
Interest income	21	203
	(7,620)	(929)

Income (loss) from continuing operations before income taxes, equity in affiliates	(8,865)	1,185
Income tax expense	249	615
Income (loss) from continuing operations before equity in affiliates	(9,114)	570
Equity in earnings (loss) of non-consolidated affiliates	(104)	93
Income (loss) from continuing operations	(9,218)	663
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(252)
Net income (loss)	(9,218)	411

Net income attributable to the noncontrolling interests	(968)	(382)

Net income (loss) attributable to MDC Partners Inc.	$(10,186)	$29
Income (loss) Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.37)	$0.01
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.01)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.37)	$0.00
Weighted Average Number of Common Shares Outstanding:
Basic	27,631,903	27,115,751
Diluted	27,631,903	27,115,751

Non cash stock-based compensation expense is included in the following line items above:

Cost of services sold	$681	$211
Office and general expenses	2,787	1,686
Total	$3,468	$1,897

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,247	$51,926
Accounts receivable, less allowance for doubtful accounts of $2,409 and $2,034	131,944	118,211
Expenditures billable to clients	23,226	24,003
Other current assets	10,706	8,105
Total Current Assets	187,123	202,245
Fixed assets, at cost, less accumulated depreciation of $86,712 and $82,752	36,327	35,375
Investment in affiliates	1,473	1,547
Goodwill	338,142	301,632
Other intangibles assets, net	39,765	34,715
Deferred tax asset	12,625	12,542
Other assets	17,611	16,463
Total Assets	$633,066	$604,519
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$69,967	$77,450
Accruals and other liabilities	65,694	66,967
Advance billings	80,907	65,879
Current portion of long-term debt	1,308	1,456
Current portion of deferred acquisition consideration	21,258	30,645
Total Current Liabilities	239,134	242,397
Revolving credit facility	10,278	—
Long-term debt	216,928	216,490
Long-term portion of deferred acquisition consideration	16,690	—
Other liabilities	8,617	8,707
Deferred tax liabilities	9,005	9,051

Total Liabilities	500,652	476,645

Redeemable Noncontrolling Interests (Note 2)	29,868	33,728
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued		—
Class A Shares, no par value, unlimited authorized, 27,779,879 and 27,566,815 shares issued in 2010 and 2009	219,992	218,532
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2010 and 2009, each convertible into one Class A share	1	1
Additional paid-in capital	7,668	9,174
Accumulated deficit	(141,348)	(131,160)
Stock subscription receivable	(217)	(341)
Accumulated other comprehensive loss	(4,462)	(5,880)

MDC Partners Inc. Shareholders’ Equity	81,634	90,326
Noncontrolling Interests	20,912	3,820
Total Equity	102,546	94,146
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$633,066	$604,519

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(9,218)	$411
Net income (loss) attributable to the noncontrolling interests	(968)	(382)
Net income (loss) attributable to MDC Partners Inc.	(10,186)	29
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(252)
Income (loss) attributable to MDC Partners Inc. from continuing operations	(10,186)	281
Adjustments to reconcile net income (loss) attributable to MDC Partners Inc. from continuing operations to cash provided by (used in) operating activities
Depreciation	3,695	4,017
Amortization of primarily intangibles	2,138	3,576
Non-cash stock-based compensation	2,911	1,686
Amortization of deferred finance charges and debt discount	651	318
Adjustment to deferred acquisition consideration	334	—
(Gain) loss on disposition of assets	(69)	11
Deferred income taxes	—	490
Loss (earnings) of non-consolidated affiliates	104	(93)
Other non-current assets and liabilities	(1,065)	2,115
Foreign exchange	554	(1,999)
Changes in working capital:
Accounts receivable	(5,301)	(9,259)
Expenditures billable to clients	824	(1,431)
Prepaid expenses and other current assets	(2,076)	(256)
Accounts payable, accruals and other liabilities	(14,660)	(5,138)
Advance billings	10,928	6,610
Cash flows used in continuing operating activities	(11,218)	928
Discontinued operations	—	(368)
Net cash provided by (used in) operating activities	(11,218)	560
Cash flows from investing activities:
Capital expenditures	(2,762)	(830)
Acquisitions, net of cash acquired	(23,428)	(3,352)
Proceeds from sale of assets	44	2
Other investments	(4)	59
Profit distributions from affiliates	7	—
Cash Flows from continuing investing activities	(26,143)	(4,121)
Discontinued operations	—	—
Net cash used in investing activities	(26,143)	(4,121)
Cash flows from financing activities:
Proceeds from revolving credit facility	10,278	9,866
Repayment of long-term debt	(222)	(635)
Proceeds from stock subscription receivable	124	13
Purchase of treasury shares	(611)	(320)
Payment of dividends	(2,781)	—
Net cash provided by continuing financing activities	6,788	8,924
Discontinued operations	—	—
Net cash provided by financing activities	6,788	8,924
Effect of exchange rate changes on cash and cash equivalents	(106)	(447)
Net increase (decrease) in cash and cash equivalents	(30,679)	4,916
Cash and cash equivalents at beginning of period	51,926	41,331
Cash and cash equivalents at end of period	$21,247	$46,247

Supplemental disclosures:
Cash paid to noncontrolling partners	$2,889	$3,119
Cash income taxes paid (refund received)	$645	$(66)
Cash interest paid	$120	$2,738
Dividends payable	$208	$—
Non-cash transactions:
Capital leases	$148	$187

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Concentration of Credit Risk .. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, one client accounted for 12% of the Company’s consolidated accounts receivable at March 31, 2010, and no client accounted for more than 10% of the Company’s consolidated accounts receivable at December 31, 2009. Another client accounted for 11% and 19% of revenue for the three months ended March 31, 2010 and March 31, 2009, respectively.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2010 and December 31, 2009, is approximately $51 and $67, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2010 and 2009, $334 and nil, respectively, related to changes in estimated value, have been charged to operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. For the three months ended March 31, 2010 and 2009, $399 and nil, respectively, of acquisition related costs have been charged to operations.

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

Redeemable Noncontrolling Interest .  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 13.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

Three Months Ended March 31, 2010
Beginning Balance as of January 1,	$33,728
Reclassification related to Redeemable Noncontrolling Interests	—
Redemptions	(1,285)
Granted	1,276
Changes in redemption value	(4,233)
Other	—
Currency Translation Adjustments	382
Ending Balance as of March 31,	$29,868

Revenue Recognition

The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification, and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company follows the Revenue Arrangements with Multiple Deliverables topic of the FASB Accounting Standards Codification issued. This topic addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company recognizes revenue based on the contracted value of each multiple deliverable when delivered. The Company also follows the topic of the FASB Accounting Standards Codification Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, for reimbursements received for out-of-pocket expenses. This issue summarized the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount on the 11% Senior Notes. At March 31, 2010 and December 31, 2009, $261 and $204 was amortized, respectively. The Company amortizes deferred financing costs straight line over the life of the revolving credit facility and the 11% Senior Notes. The total net deferred financing costs, included in Other Assets on the balance sheet, as of March 31, 2010 and December 31, 2009 were $9,405 and $9,790, net of accumulated amortization of $591 and $295, respectively.

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

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in-capital.

During the three months ended March 31, 2010, the Company issued 912,815 restricted stock units and restricted stock shares  (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $8,070 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

For the three months ended March 31, 2010, the Company has recorded a $470 charge relating to these equity incentive grants.

A total of 1,023,912 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of March 31, 2010.

3 .            Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2010	2009
Numerator
Numerator for basic income (loss) per common share – income (loss) from continuing operations	$(9,218)	$663
Net income attributable to the noncontrolling interests	(968)	(382)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	(10,186)	281
Effect of dilutive securities	—	—
Numerator for diluted income (loss) per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(10,186)	$281
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	27,631,903	27,115,751
Effect of dilutive securities	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares	27,631,903	27,115,751
Basic income (loss) per common share from continuing operations	$(0.37)	$0.01
Diluted income (loss) per common share from continuing operations	$(0.37)	$0.01

During the three months ended March 31, 2010, options and other rights to purchase 5,845,769 shares of common stock, which includes 1,023,912 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

During the three months ended March 31, 2009, the 8% convertible debentures, options and other rights to purchase 9,067,422 shares of common stock, which includes 616,632 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.      Acquisitions

First Quarter 2010 Acquisitions

Effective March 1, 2010, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Team Holdings LLC (“Team”), which expands the Company’s experiential marketing capabilities.  At closing, the Company paid cash of $11,000 plus additional deferred acquisition consideration, with a current estimated present value of $12,656, and the Company paid a working capital true-up estimated at an additional $253 at March 31, 2010.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,220 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $32,514 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $15,771 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized up to a five-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of the purchase price of Team to the fair value of the net assets acquired at March 1, 2010 will depend on a number of factors, including additional information available at such time, changes in market values and changes in Team’s operating results between the date of these unaudited consolidated financial statements and the effective date of the acquisition.

During the three months ended March 31, 2010, the Company completed a number of acquisitions and step-ups in ownership. The Company purchased a 75% equity interest in Communifx Partners LLC (“Communifx”), substantially all of the assets of Plaid Inc. (“Plaid”), an additional 15% equity interest in Fletcher Martin, LLC (“Fletcher Martin”), an additional 49% equity interest in Trend Core, LLC (“Trend Core”), and an additional 1% equity interest in HL Group Partners, LLC (“HL Group”). Communifx builds and manages large-scale customer database solutions to enable the planning, execution, and measurement of multi-channel marketing and advertising programs.  Plaid is a marketing services business with a concentration in the digital communication and social media arena.  The Company purchased the additional equity interests in Fletcher Martin and HL Group pursuant to the exercise of outstanding puts. The purchase price paid for these acquisitions and step-ups consisted of aggregate cash payments of $4,821 plus additional contingent payments of $580 that are based on actual results from 2010 to 2015 with final payments due in 2016. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,851 consisting primarily of customer lists and a covenant not to compete, and goodwill of $2,426 representing the value of the assembled workforce.  The identified intangibles will be amortized up to a five-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $710, the present value of redeemable noncontrolling interests in relation to Communifx.  The Communifx acquisition has put/call rights that could increase the Company’s ownership to 100% in 2013.   In relation to the step up acquisitions, the Company recorded an entry to reduce Redeemable Noncontrolling Interests by $1,116.  The amount paid to the employee over fair value, $608, was recorded as a stock-based compensation charge.  The Company recorded a reduction of additional paid-in capital of $1,029 representing the difference between the fair value of the shares and the value of the Redeemable Noncontrolling Interests.  The amounts paid and to be paid will be tax deductible.

2009 Acquisitions

In December 2009, the Company paid an additional $38,974 pursuant to the CPB purchase agreement originally entered into in November 2008 with the founders of Crispin Porter & Bogusky LLC (“CPB”). In connection with this transaction, the Company recorded $14,067 as deferred acquisition consideration, $1,450 was paid in January 2010, $433 was reversed as an adjustment and the balance was paid in April 2010. This purchase price payment was pursuant to an accelerated exercise of a call option that was exercised by the Company in November 2008 (the Company increased its ownership from 77% to 94%). Because CPB was originally consolidated as a Variable Interest Entity, the Company reduced Redeemable Noncontrolling Interests by $17,809. The Company recorded additional goodwill of $31,253 and identifiable intangible backlog of $3,979. The amount recorded related to the 17% step up from November 2008. The backlog was amortized over one month. In addition, the Company recorded a stock-based charge of $3,074 for amounts paid by the former shareholder to CPB employees. The goodwill will be tax deductible.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

On December 31, 2009, the Company acquired an additional 3% interest in VitroRobertson increasing its holdings from 79% to 82%. The purchase price totaled $845 and was paid in cash. The Company recorded an entry to reduce Redeemable Noncontrolling Interests by $266. The amount paid to the employee over fair value, $370, was recorded as a stock-based compensation charge. The Company recorded a reduction of additional paid-in capital of $209 representing the difference between the fair value of the shares and the value of the Redeemable Noncontrolling Interests. As this purchase was pursuant to the exercise of an existing put/call option, no additional intangibles have been recorded. The goodwill will be tax deductible.

On December 1, 2009, the Company agreed to make an early payment to KBP Management Partners LLC originally due in March 2010 pursuant to the purchase agreement entered into in November 2007. The additional payment totaled $14,870, of which $10,140 was paid in cash in December 2009, $4,215 was paid in March 2010 with the balance due in March 2011, recorded as deferred acquisition consideration. This additional payment was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement, a stock-based compensation charge of $3,028 has been recorded for amounts paid by KBP Management Partners to phantom equity holders. The goodwill will be tax deductible.

On October 5, 2009, the Company purchased the remaining 6% outstanding interest in CPB for an estimated fixed and contingent purchase price. The estimated purchase price of $9,818 is included in deferred acquisition consideration and includes $518 of fixed payments to be paid in 2013. The Company recorded a reduction of $8,596 to Redeemable Noncontrolling Interests and $704 to additional paid in capital. The fixed payments of $518 are allocated to identifiable intangibles and will be amortized over three years.

On August 31, 2009, the Company, through HL Group, acquired a 51% interest in Attention Partners LLC (“Attention”), a social media agency that further expands HL Group’s business capabilities. At closing, the HL Group paid $1,000 and made a capital contribution of $400 to Attention. In addition, HL Group recorded estimated contingent payments totaling $1,313, of which $1,022 was paid in cash in March 2010 with the balance due in 2010 as deferred acquisition consideration. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $544 (consisting primarily of customer lists and a covenant not to compete) and goodwill of $3,057 representing the value of the assembled workforce. The fair value of the noncontrolling interests not acquired at the acquisition date was $2,431 based on the Company’s evaluation of the Company being acquired, the purchase paid by the Company. The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2010 and 2009 assume that the acquisition of the operating assets of Team acquired as of the beginning of each year. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

	Three Months Ended March 31,
	2010	2009
Revenues	$142,818	$137,009
Net loss attributable to MDC Partners Inc.	$(10,653)	$(125)
Loss per common share:
Basic – net loss attributable to MDC Partners Inc.	$(0.39)	$(0.00)
Diluted – net loss attributable to MDC Partners Inc.	$(0.39)	$(0.00)

Net Income Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

For the Three Months Ended March 31, 2010
Net Loss attributable to MDC Partners Inc.	$(10,186)
Transfers (to) from the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(1,639)
Decrease in MDC Partners Inc. paid-in-capital from issuance of profits interests	(160)
Net transfers (to) from noncontrolling interest	(1,799)
Change from net income attributable to MDC Partners Inc. and transfers (to) from noncontrolling interest	$(11,985)

5.       Accrued and Other Liabilities

At March 31, 2010 and December 31, 2009, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,355 and $4,058, respectively.

6.       Discontinued Operations

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management.  This transaction was completed in April 2009.  As a result of this transaction, the Company has classified this entity’s results as discontinued operations.  Bratskeir’s results of operations, net of income tax benefits, for the three months ended March 31, 2009 was a loss of $252.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, were the following:

Three Months Ended March 31,
2009
Revenue	$481
Operating loss	$383
Other expense	$—
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$252

7.       Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended March 31,
	2010	2009
Net income (loss) for the period	$(9,218)	$411
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	1,416	(1,834)
Comprehensive loss	(7,802)	(1,423)
Comprehensive income (loss) attributable to the noncontrolling interest	(966)	(376)
Comprehensive loss attributable to MDC Partners Inc.	$(8,768)	$(1,799)

8.       Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	March 31, 2010	December 31, 2009

Revolving credit facility	$10,278	$—
11% senior notes due 2016	225,000	225,000
Original issue discount	(10,030)	(10,291)
Notes payable and other bank loans	1,800	1,800
	227,048	216,509
Obligations under capital leases	1,466	1,437
	228,514	217,946
Less:
Current portions	1,308	1,456
Long term portion	$227,206	$216,490

MDC Financing Agreement and Senior Notes

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

The Company may, at its option, redeem the 11% Notes in whole at any time or in part, on and after November 1, 2013 at a redemption price of 105.500% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2014, at a redemption price of 102.750% of the principal amount thereof or if redeemed during the twelve-month period beginning on or after November 1, 2015 at a redemption price of 100% of the principal amount thereof. (Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest. The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 11% of the principal amount thereof. If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest.  The indenture governing the 11% Notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, sales of assets and transactions with affiliates.

In connection with these transactions, the Company wrote-off $323 of deferred financing costs relating to its prior convertible debentures in December 2009.

The fair value for the 11% Senior Notes was $245,250 as of March 31, 2010.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

New Credit Facility

On October 23, 2009, the Company and its subsidiaries entered into a new $75,000 five year senior secured revolving credit facility (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. The WF Credit Agreement replaced the Company’s existing $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lender under the WF Credit Agreement in respect of unused commitments thereunder.

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries (as defined) and is secured by all of the assets of the Company. The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

In connection with these transactions, the Company incurred a termination fee of $1,850 and wrote-off $2,240 of deferred financing costs relating to its prior Fortress Financing Agreement in December 2009.

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At March 31, 2010, the weighted average interest rate was 6.3%.

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

Effective October 23, 2009, the Company repaid all outstanding amounts under the Fortress Financing Agreement.

8% Convertible Unsecured Subordinated Debentures

On June 28, 2005, the Company completed an offering in Canada of convertible unsecured subordinated debentures amounting to $36,723 (C$45,000) (the “Debentures”). The Debentures bore interest at an annual rate of 8.00% payable semi-annually, in arrears, on June 30 and December 31 of each year.

The Company repaid the Debentures on November 26, 2009.

9.	Total Equity

During the three months ended March 31, 2010, Class A share capital increased by $1,460, as the Company issued 241,866 shares related to vested restricted stock, and 31,965 shares related to the exercise of outstanding stock appreciation rights.  During the three months ended March 31, 2010, “Additional paid-in capital” decreased by $2,070 related to the vested restricted stock and stock appreciation rights, and $1,824 related to changes in ownership not resulting in change of control, offset by $2,787 related to an increase from stock-based compensation that was expensed during the same period, and by $2,586 related to changes in put options (Note 2 and Note 13).

In March 2010, the Company purchased and retired 60,767 Class A shares for $611 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock and stock appreciation rights.

Total equity increased $8,400, which is comprised of a $17,090 increase in noncontrolling interests related to acquisitions, changes in put options of $2,586, a decrease in accumulated other comprehensive loss of $1,418, and an increase in stock-based compensation of $2,787, offset in part by a reduction of subscriptions receivable of $124, a net loss attributable to MDC Partners of $10,186, dividends accrued and paid of $2,989, $1,824 related to changes in ownership not resulting in change of control, and $611 of treasury stock purchases.

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. For each acquisition, the Company performed a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company used several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. The amounts allocated to assets acquired and liabilities assumed in the acquisitions were determined using level 3 inputs. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable represents the best estimate of balances that will ultimately be collected, which is based in part on allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances.

11.	Other Income (Expense)

	Three Months Ended March 31,
	2010	2009
Other income (expense)	$(6)	$33
Foreign currency transaction gain (loss)	(676)	2,607
Gain (loss) on sale of assets	69	(11)
	$(613)	$2,629

12.	Segmented Information

As a result of changing client demand and the Company’s focus on driving return on marketing investment, the Company changed its segment reporting to conform it more closely with how the Chief Operating Decision Maker (“CODM”) and management are building and managing the Company’s business segments. This will simplify the Company’s financial reporting and make its results more consistent with the current manner of how the CODM and the Board of Directors view the business. The Company is focused on expanding its capabilities in database marketing and data analytics in order to position the Company for future business development efforts and revenue growth.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Segmented Information

 – (continued)

In order to position this strategic focus along the lines of how the CODM and management will base their business decisions, the Company has now reorganized its segment reporting. Decisions regarding allocation of resources are made and will be made based not only on the individual operating results of the subsidiaries but also on the overall performance of the reportable segments. These reportable segments are the aggregation of various reporting segments. The Company changed to the current presentation during the fourth quarter of 2009 and all prior periods have been recast.

The Company reports in two segments plus corporate. The segments are as follows:

•
The Strategic Marketing Services segment includes Crispin Porter & Bogusky and kirshenbaum bond senecal + partners among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•
The Performance Marketing Services segment includes our firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer service and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, the services provided to the customer exhibit similar long term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating segments. The Company has determined that additional amounts should be allocated to the operating segments based on additional services provided. The Company will continue to evaluate the services and amount of time spent directly on the operating segments business operations, and adjust accordingly.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

 Three Months Ended March 31, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$91,525	$44,657	$—	$136,182

Cost of services sold	61,613	35,356	—	96,969

Office and general expenses	20,328	9,514	4,783	34,625

Depreciation and amortization	3,301	2,439	93	5,833

Operating Profit/(Loss)	6,283	(2,652)	(4,876)	(1,245)

Other Income (Expense):
Other expense, net				(613)
Interest expense, net				(7,007)

Loss from continuing operations before income taxes, equity in affiliates				(8,865)
Income tax expense				249

Loss from continuing operations before equity in affiliates				(9,114)
Equity in loss of non-consolidated affiliates				(104)
Loss from continuing operations				(9,218)

Net income attributable to the noncontrolling interests	(927)	(41)	—	(968)
Net loss attributable to MDC Partners Inc.				$(10,186)

Non cash stock based compensation	$1,753	$366	$1,349	$3,468

Supplemental Segment Information:

Capital expenditures	$1,605	$1,034	$123	$2,762

Goodwill and intangibles	$278,055	$99,852	$—	$377,907

Total assets	$430,731	$166,342	$35,993	$633,066

Three Months Ended March 31, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$84,463	$42,275	$—	$126,738

Cost of services sold	52,680	33,199	—	85,879

Office and general expenses	19,612	7,628	3,912	31,152

Depreciation and amortization	5,372	2,127	94	7,593

Operating Profit/(Loss)	6,799	(679)	(4,006)	2,114

Other Income (Expense):
Other income, net				2,629
Interest expense, net				(3,558)

Income from continuing operations before income taxes, equity in affiliates				1,185
Income tax expense				615

Income from continuing operations before equity in affiliates				570
Equity in earnings of non-consolidated affiliates				93
Income from continuing operations				663
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(252)

Net Income				411
Net income attributable to the noncontrolling interests	(676)	294	—	(382)
Net income attributable to MDC Partners Inc.				$29

Non cash stock based compensation	$433	$190	$1,274	$1,897

Supplemental Segment Information:

Capital expenditures	$772	$39	$19	$830

Goodwill and intangibles	$223,022	$57,505	$—	$280,527

Total assets	$377,113	$120,526	$38,446	$536,085

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2010	$112,149	$20,045	$3,988	$136,182
2009	$108,042	$17,565	$1,131	$126,738

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2010, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $19,080 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2,033 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $6,068 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2010 and 2009, these operations did not incur any costs related to damages resulting from hurricanes.

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

In connection with the 2003 sale of the Company’s investment in CDI, the amounts of indemnification guarantees were limited to the total sale price of approximately $84,000. For the remainder, the Company’s potential liability for these indemnifications are not subject to a limit as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events.

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

Commitments.   The Company has two commitments to fund $1,412 of investments. At March 31, 2010, the Company had issued $5,029 of undrawn outstanding letters of credit.

14. New Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

In February 2010, The FASB issued an additional Accounting Standards Update on Subsequent Events to clarify the updated guidance issued in May 2009.  This Guidance clarifies that SEC filers must evaluate subsequent events through the date the financial statements are issued. However, an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The amendment is effective June 15, 2010.  The adoption will not have an impact on our financial statements.

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements is effective January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on our unaudited Consolidated Financial Statements.  The adoption of the guidance related to Level 3 fair value measurements will not have a significant impact on our Consolidated Financial Statements.

In January 2010, the FASB issued an Accounts Standards Update on Consolidation — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. This Guidance clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. It is effective beginning in the first interim annual reporting period ending on or after December 15, 2009. The adoption did not have an impact on our financial statements.

In January 2010, the FASB issued Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. This Guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. It requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This Guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption did not have a material effect on our financial statements.

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

15. Subsequent Events

On May 6, 2010, the Company acquired a 75% equity interest in Integrated Media Solutions Partners LLC, a Delaware limited liability company, the successor-in-interest to the business formerly owned by Integrated Media Solutions, LLC, a New York limited liability company (“IMS”).  The remaining 25% of the outstanding equity interests in IMS were retained by Robert Ingram, Desiree Dumont and Ron Corvino, the existing principals of IMS.  IMS is a direct response media planning, reporting, analysis and optimization company for offline and online media. The purchase price paid by the Company consisted of $20,000 in cash paid at closing, plus additional equal non-contingent payments to the seller totaling $12,670 to be paid annually for three years, $10,000 of which bears interest at 6% per annum. The purchase price is subject to customary working capital adjustments.  In addition, the Company will make contingent payments based on IMS’ financial performance from the date of closing through December 31, 2014. In connection with the IMS acquisition, a wholly-owned subsidiary of the Company and each of the other equity holders of IMS entered into an operating agreement that specifies the parties’ respective economic, governance and liquidity rights, including the Company’s right to priority distributions from IMS for the period through 2014. IMS also entered into new employment agreements with the existing principals.  The Company has call rights with respect to the remaining 25% of the equity interests in IMS that could increase the Company’s ownership to 100% in 2015.

In addition, since April 1, 2010, the Company completed the following additional acquisitions:  (i) acquired a 70% equity interest in Sloane & Company LLC, a strategic communications firm specializing in financial communications, public affairs, and crisis communications for multinational organizations; (ii) acquired a 51% equity interest in Allison & Partners LLC, a public relations firm which specializes in consumer marketing, corporate communications, social impact, technology, public affairs and healthcare; and (iii) acquired substantially all of the operating assets of CCS-ADPLUS, LLC (d.b.a. Infolure), which specializes in data management and marketing applications.  The aggregate purchase price paid for these three acquisitions consisted of aggregate cash payments of $17,000 at closing, deferred payments present valued at $4,325, plus additional contingent payments the current estimated present of value of which is $11,284 that are based on actual results from 2010 to 2014 with final payments due in 2015.  The Company has call rights with respect to the equity interests not held by the Company in each of these entities that could increase the Company’s ownership to 100% over the next several years. The other equity holders of Sloane & Company LLC have mandatory put obligations to the Company which are currently estimated at $7,225.

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2010 and 2009, and the financial condition of the Company as of March 31, 2010. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2009 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC manage the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major reportable segment (organic); growth from currency changes; and growth from acquisitions.

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are two reportable operating segments: Strategic Marketing Services and Performance Marking Services. In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial and legal functions. Through our operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Europe, and Jamaica.

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

Certain Factors Affecting Our Business

Acquisitions and Dispositions ..  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2009 to 2010 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the notes to the Condensed Consolidated Financial Statements.

Foreign Exchange Fluctuations ..  Our financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”

Seasonality ..  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Results of Operations:
For the Three Months Ended March 31, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$91,525	$44,657	$—	$136,182

Cost of services sold	61,613	35,356	—	96,969

Office and general expenses	20,328	9,514	4,783	34,625

Depreciation and amortization	3,301	2,439	93	5,833

Operating Profit/(Loss)	6,283	(2,652)	(4,876)	(1,245)

Other Income (Expense):
Other expense, net				(613)
Interest expense, net				(7,007)

Loss from continuing operations before income taxes, equity in affiliates				(8,865)
Income tax expense				249

Loss from continuing operations before equity in affiliates				(9,114)
Equity in loss of non-consolidated affiliates				(104)
Loss from continuing operations				(9,218)

Net income attributable to the noncontrolling interests	(927)	(41)	—	(968)
Net loss attributable to MDC Partners Inc.				$(10,186)

Non cash stock based compensation.	$1,753	$366	$1,349	$3,468

Results of Operations:
For the Three Months Ended March 31, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$84,463	$42,275	$—	$126,738

Cost of services sold	52,680	33,199	—	85,879

Office and general expenses	19,612	7,628	3,912	31,152

Depreciation and amortization	5,372	2,127	94	7,593

Operating Profit/(Loss)	6,799	(679)	(4,006)	2,114

Other Income (Expense):
Other income, net				2,629
Interest expense, net				(3,558)

Income from continuing operations before income taxes, equity in affiliates				1,185
Income tax expense				615

Income from continuing operations before equity in affiliates				570
Equity in earnings of non-consolidated affiliates				93
Income from continuing operations				663
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(252)

Net income				411

Net income (loss) attributable to the noncontrolling interests	(676)	294	—	(382)
Net income attributable to MDC Partners Inc.				$29

Non cash stock based compensation.	$433	$190	$1,274	$1,897

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenue was $136.2 million for the quarter ended March 31, 2010, representing an increase of $9.5 million, or 7.5%, compared to revenue of $126.7 million for the quarter ended March 31, 2009. This revenue increase related primarily to acquisition growth of $6.2 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2010, resulted in increased revenues of $3.6 million.

The operating loss for 2010 was $1.2 million, compared to operating profit of $2.1 million for 2009. The decrease in operating profit was primarily the result of a decrease in operating profit of $2.0 million in the Performance Marketing Services segment and a decrease of $0.5 million within the Strategic Marketing Services segment. In addition, Corporate operating expenses increased by $0.9 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first quarter of 2010 was $10.2 million, compared to income of $0.3 million in 2009. This decrease in income of $10.5 million was primarily the result of a decrease in operating profits of $3.4 million, and an increase in interest expense, net of $3.4 million, and an increase in net income attributable to noncontrolling interests of $0.6 million, a decrease in other income, net of $3.2 million.  These amounts were offset by a decrease in income tax expense of $0.4 million.

Marketing Communications Group

Revenues in 2010 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $136.2 million compared to $126.7 million in 2009, representing a year-over-year increase of 7.5%.

The components of the increase in revenue in 2010 are shown in the following table:

	Revenue
	$000’s	%
Quarter ended March 31, 2009	$126,738	—
Organic	(391)	(0.2)%
Acquisitions	6,238	4.9%
Foreign exchange impact	3,597	2.8%
Quarter ended March 31, 2010	$136,182	7.5%

The geographic mix in revenues was consistent between 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	82%	85%
Canada	15%	14%
Other	3%	1%

The operating profit of the Marketing Communications Group decreased by approximately 40.7% to $3.6 million from $6.1 million. Operating margins decreased by 2.1% and were 2.7% for 2010 compared to 4.8% for 2009. The decrease in operating profit and operating margin was primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 12.7% in 2009 to 17.2% in 2010. Total staff costs increased $4.7 million; however,  as a percentage of revenue decreased from 64.0% in 2009 to 63.0% in 2010. General and administrative costs increased as a percentage of revenue from 21.5% in 2009 to 21.9% in 2010.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the first quarter of 2010 were $91.5 million, compared to $84.5 million in 2009. The year-over-year increase of $7.1 million or 8.4% was attributable primarily to organic growth of $4.9 million as a result of net new business wins. A weakening of the US dollar versus the Canadian dollar in 2010 compared to 2009 resulted in a $2.2 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by approximately 7.6% to $6.3 million in 2010 from $6.8 million in 2009. Operating margins decreased to 6.9% in 2010 from 8.0% in 2009. Operating profit and margin decreased due primarily to increased direct costs (excluding staff costs) as a percentage of revenue from 10.9% in 2009 to 13.4% in 2010.  In addition, total staff costs as percentages of revenue increased from 60.6% in 2009 to 62.3% in 2010. The increase in staff costs represented the Company’s investment in talent. General and administrative costs decreased as a percentage of revenue from 23.2% in 2009 to 22.2% in 2010, due to the relatively fixed nature of these costs. Depreciation and amortization decreased $2.1 million, due to certain intangibles being fully amortized by the end of 2009.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $44.7 million for 2010, an increase of $2.4 million, or 5.6% higher than revenues of $42.3 million in 2009. The year over year increase was attributed primarily to growth from acquisitions of $6.3 million. In addition, a weakening of the US dollar verses the Canadian dollar in 2010 compared to 2009 resulted in a $1.4 million increase in revenues from the division’s Canadian-based operations. These increases were offset by reduced revenue of $5.3 million as a result of the reduction and delays of client spending.

The operating loss of Performance Marketing Services increased by $2.0 million in 2010 from a loss of $0.7 million in 2009 to a loss of $2.7 million in 2010.  Operating loss margins increased to 5.9% in 2010 from 1.6% in 2009.  Operating margins decreased as direct costs (excluding staff costs) increased as a percentage of revenue from 16.3% in 2009 to 25.1% in 2010.  Total staff costs as a percentage of revenue decreased from 70.8% in 2009 to 64.4% in 2010, as the Company reduced costs in connection with the reduction in organic revenues.  General and administrative costs increased as a percentage of revenue from 18.0% in 2009 to 21.3% in 2010.  This increase as a percentage of revenue was due to the decrease of organic revenue on relatively fixed costs.  Depreciation and amortization increased by $0.3 million due to the amortization of intangibles in connection with the 2010 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations totaled $4.9 million in 2010 compared to $4.0 million in 2009. This increase of $0.9 million was primarily related to increased compensation and related costs of $0.2 million, travel, promotional and related costs of $0.3 million, professional costs of $0.2 million, and the timing of donations of $0.2 million.

Other Income, Net

Other income (expense) decreased to an expense of $0.6 million in 2010 compared to $2.6 million of income in 2009. The 2010 expense was primarily comprised of a foreign exchange loss of $0.7 million, compared to a gain of $2.6 million recorded in 2009.  Specifically, this unrealized loss was due primarily to the weakening in the US dollar during 2010 and 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2009. At March 31, 2010, the exchange rate was 1.02 Canadian dollars to one US dollar, compared to 1.05 at the end of 2009.

Net Interest Expense

Net interest expense for 2010 was $7.0 million, an increase of $3.4 million over the $3.6 million of net interest expense incurred during 2009. Interest expense increased in 2010 due to higher average outstanding debt in 2010, relating to the 11% senior notes issued in October 2009. Interest income was $0.2 million for 2009 and nominal in 2010.

Income Taxes

Income tax expense was $0.6 million in 2009 compared to income tax expense of $0.2 million for 2010. The Company’s effective tax rate in 2010 and 2009 was substantially higher than the statutory rate in 2009 due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, the 2010 effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For 2010 a loss of $0.1 million compared to 2009 income of $0.1 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.0 million for 2010, an increase of $0.6 million from the $0.4 million of noncontrolling interest expense incurred during 2009, primarily due to increased profitability of certain entities within the Strategic Marketing Services Segment which are not wholly owned.

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

Net Income (loss) attributable to MDC Partners Inc .

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for 2010 was $10.2 million or a loss of $0.37 per diluted share, compared to a nominal net income attributable to MDC Partners Inc. or $0.00 per diluted share reported for 2009.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2010	As of and for the three months ended March 31, 2009	As of and for the year ended December 31, 2009
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$21,247	$46,247	$51,926
Working capital (deficit)	$(52,011)	$4,703	$(40,152)
Cash from operations	$(11,218)	$560	$59,903
Cash from investing	$(26,143)	$(4,121)	$(66,199)
Cash from financing	$6,788	$8,924	$20,037
Long-term debt to total equity ratio	2.23	2.10	2.31
Fixed charge coverage ratio	N/A	1.22	N/A
Fixed charge deficiency	$8,858	N/A	$3,350

As of March 31, 2010, and December 31, 2009, $9.6 million and $14.1 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the WF Credit Agreement by using available cash.

Working Capital

At March 31, 2010, the Company had a working capital deficit of $52.0 million compared to a deficit of $40.2 million at December 31, 2009. The decrease in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2010, $3.4 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient availability of funds under its Financing Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2010 was $11.2 million. This was attributable primarily to a net operating loss from continuing operations attributable to MDC Partners of $10.2 million, payments of accounts payable and accrued liabilities, which resulted in cash use from operations of $14.7 million, an increase in accounts receivable of $5.3 million and an increase in prepaid expenses and other current assets of $2.1 million. This use of cash was partially offset by depreciation and amortization and non-cash stock compensation of $9.4 million, an increase of advance billings to clients of $10.9 million, and a decrease in expenditures billable to clients of $0.8 million.

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

Investing Activities

Cash flows used in investing activities were $26.1 million for the three months ended March 31, 2010, compared with $4.1 million in the three months ended March 31, 2009.

In the three months ended March 31, 2010, capital expenditures totaled $2.8 million, of which $1.6 million was incurred by the Strategic Marketing Services segment and $1.0 million was incurred by the Performance Marketing Services segment.  These expenditures consisted primarily of computer equipment and furniture and fixtures. Expenditures for capital assets in the three months ended March 31, 2009 were $0.8 million. Of this amount, $0.8 million was incurred by the Strategic Marketing Services segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the three months ended March 31, 2010, cash flow used for acquisitions was $23.4 million of which $14.1 million was paid in the acquisition of equity interests in Team, Communifx and Plaid, and $7.1 million was paid related to the settlement of deferred acquisition consideration. Cash flow used in acquisitions was $3.4 million in the three months ended March 31, 2009.

Discontinued operations used cash of $0.4 million in 2009.

Financing Activities

During the three months ended March 31, 2010, cash flows provided by financing activities amounted to $6.8 million, and consisted primarily of borrowings under the Revolving Credit Facility of $10.3 million, payment of dividends of $2.8, repayments of long-term debt of $0.2 million and the purchase of treasury shares for income tax withholding requirements of $0.6 million. During the three months ended March 31, 2009, cash flows provided by financing activities amounted to $8.9 million, and primarily consisted of borrowings under the old Financing Agreement of $9.9 million, repayments of long-term debt of $0.6 million and the purchase of treasury shares for income tax withholding requirements of $0.3 million.

Total Debt

11% Senior Notes Due 2016

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $209 million which included an original issue discount of approximately 4.7% or $10.5 million and underwriter fees of $5.6 million. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement consisting of repayments of $130 million of term loans, a $70 million delayed draw term loan, and $9.7 million outstanding on the $55 million revolving credit facility. The Company also used the net proceeds to redeem its outstanding 8% C$45 million convertible debentures.

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

New Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a new $75 million five year senior secured revolving credit facility (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. The WF Credit Agreement replaced the Company’s existing $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate and Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowings is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lenders under the WF Credit Agreement in respect of unused commitments thereunder.

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

Debt as of March 31, 2010 was $228.5 million, an increase of $10.6 million compared with the $217.9 million outstanding at December 31, 2009, primarily as a result of borrowings under the revolving credit facility to fund seasonal working capital requirements. At March 31, 2010, $59.7 million was available under the WF Credit Agreement.

The Company is currently in compliance with all of the terms and conditions of the WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.

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

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, and (iii) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Facility. For the period ended March 31, 2010, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

March 31, 2010
Total Senior Leverage Ratio	0.05
Maximum per covenant	2.0

Fixed Charges Ratio	4.33
Minimum per covenant	1.25

Earnings before interest, taxes, depreciation and amortization	$69.7 million
Minimum per covenant	$56.1 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at March 31, 2010. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. The Accounting Standards Codification’s revised guidance on business combinations now requires that contingent purchase obligations are recorded as a liability and included in the original acquisition accounting. At March 31, 2010, there was $37.9 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2010 to 2018. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2010, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $19.1 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2.0 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $6.1 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $6.2 million of the estimated $19.1 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.9 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2010	2011	2012	2013	2014 & Thereafter	Total
	($ Millions)
Cash	$6.1	$1.6	$2.5	$3.0	$3.9	$17.1
Shares	0.1	0.4	0.4	0.7	0.4	2.0
	$6.2	$2.0	$2.9	$3.7	$4.3	$19.1	(1)
Operating income before depreciation and amortization to be received(2)	$1.6	$0.7	$1.6	$0.5	$0.5	$4.9
Cumulative operating income before depreciation and amortization(3)	$1.6	$2.3	$3.9	$4.4	4.9		$(5)

(1)	This amount has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2009 and first quarter 2010 operating results. This amount represents amounts to be received commencing in the year the put is exercised.

(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.

(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

Critical Accounting Policies

The following summary of accounting policies has been prepared to assist in better understanding the Company’s consolidated financial statements and the related management’s discussion and analysis. Readers are encouraged to consider this information together with the Company’s consolidated financial statements and the related notes to the consolidated financial statements as included in the Company’s annual report on Form 10-K for a more complete understanding of accounting policies discussed below.

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
Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. There were no adjustments for remeasurement for the year ended December 31, 2009. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. For the three years months ended March 31, 2010 and 2009, $399 and nil, respectively, of acquisition related costs have been changed to operations.
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

New Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

In February 2010, the FASB issued an additional Accounting Standards Update on Subsequent Events to clarify the updated guidance issued in May 2009.  This Guidance clarifies that SEC filers must evaluate subsequent events through the date the financial statements are issued. However, an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The amendment is effective June 15, 2010.  The adoption will not have an impact on our financial statements.

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements is effective January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on our unaudited Consolidated Financial Statements.  The adoption of the guidance related to Level 3 fair value measurements will not have a significant impact on our Consolidated Financial Statements.

In January 2010, the FASB issued an Accounts Standards Update on Consolidation — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. This Guidance clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. It is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption did not have an impact on our financial statements.

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

In October 2009, the FASB issued revised guidance on the topic of Multiple — Deliverable Revenue Arrangements. The revised guidance amends certain accounting for revenue with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the revised guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. This guidance is effective for the first quarter of 2011, with early adoption permitted.  The adoption did not have a material impact on our financial statements.

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

In November 2008, the EITF issued guidance on Equity Method Investment Accounting Considerations, which is effective for the Company on January 1, 2009. This standard addresses the impact that revised Guidance on Business Combinations and Noncontrolling Interests might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have an impact on our financial statements.

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

•
the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” option rights and deferred acquisition consideration;

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2009 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At March 31, 2010, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $10.3 million, as of March 31, 2010, a 1.0% increase or decrease in the weighted average interest rate, which was 6.25% at March 31, 2010, would have an interest impact of approximately $0.1 million annually.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada.  For every one cent change in the foreign exchange rate between the US and Canada, the Company will not incur a material impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Reserved

Item 5 . Other Information

None

Item 6.  Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

May 7, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1.1
First Amendment, dated March 19, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto.*

10.1.2
Consent and Second Amendment, dated May 6, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto.*

10.2.1
Membership Interest Purchase Agreement by and among MDC Acquisition Inc., WWG, LLC, a Florida limited liability company, Todd Graham, Kevin Berg, Vincent Parinello, Daniel K. Gregory, Stephen Groth, and Sean M. O’Toole, dated as of March 1, 2010.*

10.2.2	Amended and Restated Limited Liability Company Agreement of The Arsenal LLC (f/k/a Team Holdings LLC) by and among MDC Acquisition Inc., WWG, LLC, and WWG2, LLC, dated as of March 1, 2010.*

10.3.1
Membership Unit Purchase Agreement by and among MF+P Acquisition Co., Integrated Media Solutions, LLC, a New York limited liability company, Robert Ingram, Desiree Du Mont and Ron Corvino, dated as of April 30, 2010.*

10.3.2	Amended and Restated Limited Liability Company Agreement of Integrated Media Solutions Partners LLC by and among MF+P Acquisition Co. and Integrated Media Solutions, LLC, dated as of April 30, 2010.*
12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.