Form 10-Q
period 2010-06-30
MDC PARTNERS INC
filed 2010-07-30
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
(646) 429-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer; a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐ No  ☒

The numbers of shares outstanding as of July 28, 2010 were: 29,567,601 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

Website Access to Company Reports

MDC Partners Inc.’s internet website address is www.mdc-partners.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report on Form 10-Q.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Services	$169,989	$134,882	$306,171	$261,620
Operating Expenses:
Cost of services sold	116,766	88,238	213,735	174,117
Office and general expenses	39,110	30,173	73,735	61,325
Depreciation and amortization	8,039	7,604	13,872	15,197
	163,915	126,015	301,342	250,639
Operating profit	6,074	8,867	4,829	10,981
Other Income (Expenses):
Other income (expense), net	(287)	(2,541)	(900)	89
Interest expense	(8,425)	(3,723)	(15,453)	(7,484)
Interest income	57	70	78	272
	(8,655)	(6,194)	(16,275)	(7,123)
Income (loss) from continuing operations before income taxes, equity in affiliates	(2,581)	2,673	(11,446)	3,858
Income tax expense	552	1,608	801	2,223
Income (loss) from continuing operations before equity in affiliates	(3,133)	1,065	(12,247)	1,635
Equity in earnings (loss) of non-consolidated affiliates	(39)	105	(143)	198
Income (loss) from continuing operations	(3,172)	1,170	(12,390)	1,833
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(647)	(108)	(647)	(361)
Net income (loss)	(3,819)	1,062	(13,037)	1,472

Net income attributable to the noncontrolling interests	(1,986)	(983)	(2,954)	(1,365)

Net income (loss) attributable to MDC Partners Inc.	$(5,805)	$79	$(15,991)	$107

Income (loss) Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.19)	$0.01	$(0.55)	$0.02
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.02)	(0.00)	(0.02)	(0.01)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.21)	$0.01	$(0.57)	$0.01
Weighted Average Number of Common Shares Outstanding:
Basic	27,800,953	27,440,030	27,716,895	27,278,786
Diluted	27,800,953	27,684,194	27,716,895	27,278,786

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$637	$286	$1,317	$497
Office and general expenses	2,251	1,759	5,038	3,445
Total	$2,888	$2,045	$6,355	$3,942

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,454	$51,926
Accounts receivable, less allowance for doubtful accounts of $2,280 and $2,034	146,346	118,211
Expenditures billable to clients	44,708	24,003
Other current assets	10,603	8,105
Total Current Assets	249,111	202,245
Fixed assets, at cost, less accumulated depreciation of $89,247 and $82,752	37,073	35,375
Investment in affiliates	1,385	1,547
Goodwill	415,541	301,632
Other intangibles assets, net	57,164	34,715
Deferred tax asset	12,546	12,542
Other assets	19,166	16,463
Total Assets	$791,986	$604,519
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$88,721	$77,450
Accruals and other liabilities	59,299	66,967
Advance billings	122,957	65,879
Current portion of long-term debt	1,502	1,456
Current portion of deferred acquisition consideration	23,640	30,645
Total Current Liabilities	296,119	242,397
Revolving credit facility	—	—
Long-term debt	284,640	216,490
Long-term portion of deferred acquisition consideration	40,328	—
Other liabilities	8,519	8,707
Deferred tax liabilities	8,989	9,051

Total Liabilities	638,595	476,645

Redeemable Noncontrolling Interests (Note 2)	34,626	33,728
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 27,818,986 and 27,566,815 shares issued in 2010 and 2009	220,029	218,532
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2010 and 2009, each convertible into one Class A share	1	1
Additional paid-in capital	6,491	9,174
Accumulated deficit	(147,151)	(131,160)
Stock subscription receivable	(217)	(341)
Accumulated other comprehensive loss	(5,420)	(5,880)

MDC Partners Inc. Shareholders’ Equity	73,733	90,326
Noncontrolling Interests	45,032	3,820
Total Equity	118,765	94,146
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$791,986	$604,519

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States dollars)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(13,037)	$1,472
Net income attributable to the noncontrolling interests	(2,954)	(1,365)
Net income (loss) attributable to MDC Partners Inc.	(15,991)	107
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(647)	(361)
Income (loss) attributable to MDC Partners Inc. from continuing operations	(15,344)	468
Adjustments to reconcile net income (loss) attributable to MDC Partners Inc. from continuing operations to cash provided by (used in) operating activities
Depreciation	7,621	8,171
Amortization of intangibles	6,251	7,026
Non-cash stock-based compensation	5,287	3,511
Amortization of deferred finance charges and debt discount	862	661
Adjustment to deferred acquisition consideration	1,589	—
Gain on disposition of assets	(13)	—
Deferred income taxes	(55)	1,034
Loss (earnings) of non-consolidated affiliates	143	(198)
Other non-current assets and liabilities	(1,039)	3,303
Foreign exchange	498	920
Changes in working capital:
Accounts receivable	1,670	(11,191)
Expenditures billable to clients	(8,418)	(1,727)
Prepaid expenses and other current assets	(1,031)	1,021
Accounts payable, accruals and other liabilities	(16,508)	7,474
Advance billings	16,023	1,248
Cash flows provided by (used in) continuing operating activities	(2,464)	21,721
Discontinued operations	(269)	(290)
Net cash provided by (used in) operating activities	(2,733)	21,431
Cash flows from investing activities:
Capital expenditures	(5,720)	(2,087)
Acquisitions, net of cash acquired	(57,476)	(3,643)
Proceeds (loss) from sale of assets	58	(56)
Other investments	(99)	(33)
Profit distributions from affiliates	7	59
Cash Flows used in continuing investing activities	(63,230)	(5,760)
Discontinued operations	(710)	—
Net cash used in investing activities	(63,940)	(5,760)
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Notes	67,600	—
Proceeds from revolving credit facility	—	2,159
Repayment of long-term debt	(479)	(897)
Proceeds from stock subscription receivable	124	13
Proceeds from exercise options	51	—
Purchase of treasury shares	(896)	(402)
Deferred financing costs	(1,491)	—
Payment of dividends	(2,781)	—
Net cash provided by financing activities	62,128	873
Effect of exchange rate changes on cash and cash equivalents	73	59
Net increase (decrease) in cash and cash equivalents	(4,472)	16,603
Cash and cash equivalents at beginning of period	51,926	41,331
Cash and cash equivalents at end of period	$47,454	$57,934

Supplemental disclosures:
Cash paid to noncontrolling partners	$5,159	$4,574
Cash income taxes paid	$803	$402
Cash interest paid	$13,411	$6,962
Dividends payable	$208	$—
Non-cash transactions:
Capital leases	$274	$288

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

Concentration of Credit Risk .. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2010 and December 31, 2009.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2010. However, one client accounted for 18% of revenue for the three and six months ended June 30, 2009.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at June 30, 2010 and December 31, 2009, is approximately $71 and $67, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Business Combinations.    Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the six months ended June 30, 2010 and 2009, $1,311 and nil, respectively, and for the three months ended June 30, 2010 and 2009, $977 and nil, respectively, related to changes in estimated value, have been charged to operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three and six months ended June 30, 2010, $331 and $730, respectively, of acquisition related costs have been charged to operations. For the three and six months ended June 30, 2009, no acquisition related costs were charged to operating.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning Balance	$29,868	$33,728
Redemptions	(122)	(1,407)
Granted	2,506	3,782
Changes in redemption value	3,218	(1,015)
Currency Translation Adjustments	(844)	(462)
Ending Balance as of June 30, 2010	$34,626	$34,626

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

Interest Expense ..  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At June 30, 2010 and December 31, 2009, $473 and $204 was amortized, respectively, net of amortized premium of $49 and nil, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving credit facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of June 30, 2010 and December 31, 2009 were $10,712 and $9,790, net of accumulated amortization of $869 and $295, respectively.  During the six months of 2010, the Company recorded $1,491 of deferred financing costs primarily relating to the 2010 additional debt issuance.

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

During the six months ended June 30, 2010, the Company issued 990,096 restricted stock units and restricted stock shares  (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $8,991 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

For the six months ended June 30, 2010, the Company has recorded a $1,469 charge relating to these equity incentive grants.

A total of 1,077,549 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of June 30, 2010.

3 .            Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Numerator for basic income (loss) per common share - income (loss) from continuing operations	$(3,172)	$1,170	$(12,390)	$1,833
Net income attributable to the noncontrolling interests	(1,986)	(983)	(2,954)	(1,365)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(5,158)	$187	$(15,344)	$468
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(5,158)	$187	$(15,344)	$468
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	27,800,953	27,440,030	27,716,895	27,278,786
Effect of dilutive securities:	—	244,164	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares	27,800,953	27,684,194	27,716,895	27,278,786
Basic income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$(0.19)	$0.01	$(0.55)	$0.02
Diluted income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$(0.19)	$0.01	$(0.55)	$0.02

During the three and six months ended June 30, 2010, options and other rights to purchase 5,824,866 shares of common stock, which includes 1,077,549 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

During the three and six months ended June 30, 2009, the 8% convertible debentures, options and other rights to purchase 8,863,413 shares of common stock, which includes 615,472 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.      Acquisitions

Second Quarter 2010 Acquisitions

Effective May 6, 2010, the Company, through a wholly-owned subsidiary, purchased 75% of the total outstanding membership interests in Integrated Media Solutions, LLC (“IMS”), which expands the Company’s direct response marketing capabilities.  At closing, the Company paid cash of $20,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2015 with final payments due in 2016, with a current estimated present value of $19,658.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $9,081 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $44,598 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $13,219 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of the purchase price of IMS to the fair value of the net assets acquired at May 6, 2010 will depend on a number of factors, including additional information such as changes in the unaudited consolidated financial statements.

During the quarter ended June 30, 2010, the Company completed a number of acquisitions. The Company purchased a 51% equity interest in Allison & Partners LLC (“Allison”), a 75% equity interest in Sloane & Company LLC (“Sloane”), and certain assets and liabilities of CSC – ADPLUS, LLC (d.b.a. Infolure) (“Infolure”). Allison is a full service public relations and corporate communications agency.  Sloane is a communication firm focused on corporate positioning and communications, financial public relations and investor relations, and crisis and transactions communications.  Infolure is a direct marketing firm. The purchase price paid for these acquisitions consisted of aggregate cash payments of $17,632 plus additional contingent payments of $15,795 that are based on actual results from 2010 to 2015 with final payments due in 2016. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $9,431 consisting primarily of customer lists and covenants not to compete, and goodwill of $36,286 representing the value of the assembled workforce.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $2,506, the present value of redeemable noncontrolling interests in relation to Sloane.  The Sloane acquisition has put rights that could increase the Company’s ownership to 100% in 2015.  The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

First Quarter 2010 Acquisitions

Effective March 1, 2010, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Team Holdings LLC (“Team”), which expands the Company’s experiential marketing capabilities.  At closing, the Company paid cash of $11,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2012 with final payments in 2013, with a current estimated present value of $12,656, and the Company paid a working capital true-up estimated at an additional $253 at March 31, 2010.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,220 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $32,830 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $15,771 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company amended the purchase agreement to include additional deferred acquisition consideration, with a current present value of $3,071, with final payments due in 2012.  The additional deferred acquisition consideration resulted in additional intangibles of $3,071.  The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

During the three months ended March 31, 2010, the Company completed a number of acquisitions and step-ups in ownership. The Company purchased a 76% equity interest in Communifx Partners LLC (“Communifx”), substantially all of the assets of Plaid Inc. (“Plaid”), an additional 15% equity interest in Fletcher Martin, LLC (“Fletcher Martin”), an additional 49% equity interest in Trend Core, LLC (“Trend Core”), and an additional 1% equity interest in HL Group Partners, LLC (“HL Group”). Communifx builds and manages large-scale customer database solutions to enable the planning, execution, and measurement of multi-channel marketing and advertising programs.  Plaid is a marketing services business with a concentration in the digital communication and social media arena.  The Company purchased the additional equity interests in Fletcher Martin and HL Group pursuant to the exercise of outstanding puts. The purchase price paid for these acquisitions and step-ups consisted of aggregate cash payments of $4,921 plus additional contingent payments of $580 that are based on actual results from 2010 to 2015 with final payments due in 2016. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,851 consisting primarily of customer lists and a covenant not to compete, and goodwill of $2,426 representing the value of the assembled workforce.  The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $710, the present value of redeemable noncontrolling interests in relation to Communifx.  The Communifx acquisition has put/call rights that could increase the Company’s ownership to 100% in 2013.   In relation to the step up acquisitions, the Company recorded an entry to reduce Redeemable Noncontrolling Interests by $1,116.  The amount paid to the employee over fair value, $608, was recorded as a stock-based compensation charge.  The Company recorded a reduction of additional paid-in capital of $1,029 representing the difference between the fair value of the shares and the value of the Redeemable Noncontrolling Interests.  The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information available at such time, changes in market values, and changes in operation results between the date of the unaudited financial statements and the effective date of acquisition.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2010 and 2009 assume that the acquisition of the operating assets of Team and IMS acquired as of the beginning of each year. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$173,085	$154,853	$322,911	$298,356
Net income (loss) attributable to MDC Partners Inc.	$(5,236)	$1,493	$(15,538)	$1,567
Income (loss) per common share:
Basic – net income (loss) attributable to MDC Partners Inc.	$(0.19)	$0.05	$(0.56)	$0.06
Diluted – net income (loss) attributable to MDC Partners Inc.	$(0.19)	$0.05	$(0.56)	$0.06

Net Income Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net Loss attributable to MDC Partners Inc.	$(5,805)	$(15,991)
Transfers (to) from the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(58)	(1,696)
Decrease in MDC Partners Inc. paid-in-capital from issuance of profits interests	—	(160)
Net transfers (to) from noncontrolling interest	$(58)	$(1,856)
Change from net income attributable to MDC Partners Inc. and transfers (to) from noncontrolling interest	$(5,863)	$(17,847)

5.       Accrued and Other Liabilities

At June 30, 2010 and December 31, 2009, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,411 and $4,058, respectively.

6.       Discontinued Operations

In June 2010, the Company discontinued a start up called Fearless Progression LLC (“Fearless”).  As a result, the Company wrote off its investment in Fearless of $710. The Company has classified this entity’s results as discontinued operations.

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management.  This transaction was completed in April 2009.  As a result of this transaction, the Company has classified this entity’s results as discontinued operations.  Bratskeir’s results of operations, net of income tax benefits, for the three and six months ended June 30, 2009 was a loss of $108 and $361, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, were the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Revenue	$—	$—	$—	$481
Operating loss	$(808)	$(167)	$(979)	$(549)
Other expense	$—	$—	$—	$—
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(647)	$(108)	$(647)	$(361)

7.       Comprehensive Loss

Total comprehensive loss and its components were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) for the period	$(3,819)	$1,062	$(13,037)	$1,472
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	(959)	1,904	$457	70
Comprehensive loss	(4,778)	2,966	(12,580)	1,542
Comprehensive income (loss) attributable to the noncontrolling interest	(1,985)	(996)	(2,951)	(1,372)
Comprehensive loss attributable to MDC Partners Inc.	$(6,763)	$1,970	$(15,531)	$170

8.       Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	June 30, 2010	December 31, 2009

Revolving credit facility	$—	$—
11% Senior Notes due 2016	290,000	225,000
Original issue discount	(7,219)	(10,291)
Notes payable and other bank loans	1,800	1,800
	284,581	216,509
Obligations under capital leases	1,561	1,437
	286,142	217,946
Less:
Current portions	1,502	1,456
Long term portion	$284,640	$216,490

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

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors issued and sold $65,000 aggregate principal amount of 11% Senior Notes due 2016.  The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67,208, which included an original issue premium of $2,600, and underwriter fees of $392. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes, including acquisitions.

The Company may, at its option, redeem the 11% Notes (including the additional notes) in whole at any time or in part, on and after November 1, 2013 at a redemption price of 105.500% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2014, at a redemption price of 102.750% of the principal amount thereof or if redeemed during the twelve-month period beginning on or after November 1, 2015 at a redemption price of 100% of the principal amount thereof. Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest. The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 111% of the principal amount thereof. If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest.  The indenture governing the 11% Notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, sales of assets and transactions with affiliates.

In connection with these transactions, the Company wrote-off $323 of deferred financing costs relating to its prior convertible debentures in December 2009.

The fair value for the 11% Senior Notes was $308,050 as of June 30, 2010.

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

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At June 30, 2010, the weighted average interest rate was 6.0%.

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

During the six months ended June 30, 2010, Class A share capital increased by $1,497, as the Company issued 261,866 shares related to vested restricted stock, and 71,553 shares related to the exercise of outstanding stock appreciation rights and 5,350 related to the exercise of options.  During the six months ended June 30, 2010, “Additional paid-in capital” decreased by $2,342 related to the vested restricted stock and stock appreciation rights, and $1,886 related to changes in ownership not resulting in change of control, and by $507 related to changes in put options (Note 2 and Note 13), and dividends accrued and paid of $2,989 offset by $5,039 related to an increase from stock-based compensation that was expensed during the same period.

In June 2010, the Company purchased and retired 86,598 Class A shares for $896 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock and stock appreciation rights.

Total equity increased $24,619, which is comprised of a $41,212 increase in noncontrolling interests related to acquisitions, an increase in stock-based compensation of $5,039, a decrease in accumulated other comprehensive loss of $460 and an exercise of stock options of $50, a reduction of subscriptions receivable of $124, offset in part by a net loss attributable to MDC Partners of $15,991, dividends accrued and paid of $2,989, $1,886 related to changes in ownership not resulting in change of control, $896 of treasury stock purchases and changes in put options of $507.

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

The following table presents changes in Deferred Acquisition Consideration.

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Beginning Balance as of January 1, 2010	$30,645

Payments	(20,281)
Grants	52,015
Redemption value adjustments	1,589

Ending Balance as of June 30, 2010	$63,968

11.	Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other income (expense)	$—	$(56)	$(6)	$(22)
Foreign currency transaction gain (loss)	(231)	(2,491)	(907)	116
Gain (loss) on sale of assets	(56)	6	13	(5)
	$(287)	$(2,541)	$(900)	$89

12.	Segmented Information

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

  Three Months Ended June 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$106,980	$63,009	$—	$169,989

Cost of services sold	71,436	45,330	—	116,766

Office and general expenses	20,929	12,634	5,547	39,110

Depreciation and amortization	4,238	3,707	94	8,039

Operating Profit/(Loss)	10,377	1,338	(5,641)	6,074

Other Income (Expense):
Other expense, net				(287)
Interest expense, net				(8,368)

Loss from continuing operations before income taxes, equity in affiliates				(2,581)
Income tax expense				552

Loss from continuing operations before equity in affiliates				(3,133)
Equity in loss of non-consolidated affiliates				(39)

Loss from continuing operations				(3,172)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(647)

Net loss				(3,819)

Net income attributable to the noncontrolling interests	(1,321)	(665)	—	(1,986)
Net loss attributable to MDC Partners Inc.				$(5,805)

Non cash stock based compensation	$1,078	$399	$1,411	$2,888

Supplemental Segment Information:

Capital expenditures	$1,361	$1,429	$168	$2,958

Goodwill and intangibles	$314,326	$158,379	$—	$472,705

Total assets	$456,637	$270,215	$65,134	$791,986

Three Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$88,248	$46,634	$—	$134,882

Cost of services sold	52,760	35,478	—	88,238

Office and general expenses	18,517	7,517	4,139	30,173

Depreciation and amortization	5,480	2,043	81	7,604

Operating Profit/(Loss)	11,491	1,596	(4,220)	8,867

Other Income (Expense):
Other expense, net				(2,541)
Interest expense, net				(3,653)

Income from continuing operations before income taxes, equity in affiliates				2,673
Income tax expense				1,608

Income from continuing operations before equity in affiliates				1,065
Equity in earnings of non-consolidated affiliates				105

Income from continuing operations				1,170
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(108)

Net income				1,062

Net income attributable to the noncontrolling interests	(978)	(5)	—	(983)
Net income attributable to MDC Partners Inc.				$79

Non cash stock based compensation	$371	$184	$1,490	$2,045

Supplemental Segment Information:

Capital expenditures	$676	$540	$41	$1,257

Goodwill and intangibles	$221,468	$57,954	$—	$279,422

Total assets	$357,067	$120,464	$66,749	$544,280

   Six Months Ended June 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$198,505	$107,666	$—	$306,171

Cost of services sold	133,049	80,686	—	213,735

Office and general expenses	41,257	22,148	10,330	73,735

Depreciation and amortization	7,539	6,146	187	13,872

Operating Profit/(Loss)	16,660	(1,314)	(10,517)	4,829

Other Income (Expense):
Other expense, net				(900)
Interest expense, net				(15,375)

Loss from continuing operations before income taxes, equity in affiliates				(11,446)
Income tax expense				801

Loss from continuing operations before equity in affiliates				(12,247)
Equity in loss of non-consolidated affiliates				(143)

Loss from continuing operations				(12,390)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(647)

Net loss				(13,037)

Net income attributable to the noncontrolling interests	(2,248)	(706)	—	(2,954)
Net loss attributable to MDC Partners Inc.				$(15,991)

Non cash stock based compensation	$2,831	$765	$2,759	$6,355

Supplemental Segment Information:

Capital expenditures	$2,966	$2,463	$291	$5,720

Goodwill and intangibles	$314,326	$158,379	$—	$472,705

Total assets	$456,637	$270,215	$65,134	$791,986

Six Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$172,711	$88,909	$—	$261,620

Cost of services sold	105,440	68,677	—	174,117

Office and general expenses	38,129	15,145	8,051	61,325

Depreciation and amortization	10,852	4,170	175	15,197

Operating Profit/(Loss)	18,290	917	(8,226)	10,981

Other Income (Expense):
Other income, net				89
Interest expense, net				(7,212)

Income from continuing operations before income taxes, equity in affiliates				3,858
Income tax expense				2,223

Income from continuing operations before equity in affiliates				1,635
Equity in earnings of non-consolidated affiliates				198

Income from continuing operations				1,833
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(361)

Net Income				1,472

Net income attributable to the noncontrolling interests	(1,654)	289		(1,365)
Net income attributable to MDC Partners Inc.				$107

Non cash stock based compensation	$804	$374	$2,764	$3,942

Supplemental Segment Information:

Capital expenditures	$1,448	$579	$60	$2,087

Goodwill and intangibles	$221,468	$57,954	$—	$279,422

Total assets	$357,067	$120,464	$66,749	$544,280

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2010	$143,299	$22,427	$4,263	$169,989
2009	$114,897	$18,974	$1,011	$134,882
Six Months Ended June 30,
2010	$255,448	$42,472	$8,251	$306,171
2009	$222,938	$36,539	$2,143	$261,620

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2010, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29,860 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2,743 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $10,425 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and six months ended June 30, 2010 and 2009, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  At June 30, 2010, the Company had issued $4,980 of undrawn outstanding letters of credit.

14. New Accounting Pronouncements

In April 2010, the FASB issues ASU 2010-17, “Revenue Recognition-Milestone Method.”    ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption will not have an impact on our financial statements.

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

In October 2009, the FASB issued revised guidance on the topic of Multiple — Deliverable Revenue Arrangements. The revised guidance amends certain accounting for revenue with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the revised guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. This guidance is effective for the first quarter of 2011, with early adoption permitted. The adoption will not have a material impact on our financial statements.

15. Subsequent Events

On July 30, 2010, the Company completed the acquisition of 60% of the equity interests in Relevent Partners LLC (“Relevent”) in exchange for a purchase price equal to approximately $11.4 million cash at closing, plus additional contingent payments that are based on actual financial results from 2010 to 2015. Relevent is a full service marketing, special events, production and promotions company that builds brands with consumers through experiential lifestyle, entertainment and relationship marketing programs.  The acquisition of Relevent is expected to enhance MDC’s experiential marketing platform.

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

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2010 and 2009, and the financial condition of the Company as of June 30, 2010. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2009 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Results of Operations:
For the Three Months Ended June 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$106,980	$63,009	$—	$169,989

Cost of services sold	71,436	45,330	—	116,766

Office and general expenses	20,929	12,634	5,547	39,110

Depreciation and amortization	4,238	3,707	94	8,039

Operating Profit/(Loss)	10,377	1,338	(5,641)	6,074

Other Income (Expense):
Other expense, net				(287)
Interest expense, net				(8,368)

Loss from continuing operations before income taxes, equity in affiliates				(2,581)
Income tax expense				552

Loss from continuing operations before equity in affiliates				(3,133)
Equity in loss of non-consolidated affiliates				(39)

Loss from continuing operations				(3,172)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(647)

Net loss				(3,819)

Net income attributable to the noncontrolling interests	(1,321)	(665)	—	(1,986)
Net loss attributable to MDC Partners Inc.				$(5,805)

Non cash stock based compensation	$1,078	$399	$1,411	$2,888

Results of Operations:
For the Three Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$88,248	$46,634	$—	$134,882

Cost of services sold	52,760	35,478	—	88,238

Office and general expenses	18,517	7,517	4,139	30,173

Depreciation and amortization	5,480	2,043	81	7,604

Operating Profit/(Loss)	11,491	1,596	(4,220)	8,867

Other Income (Expense):
Other expense, net				(2,541)
Interest expense, net				(3,653)

Income from continuing operations before income taxes, equity in affiliates				2,673
Income tax expense				1,608

Income from continuing operations before equity in affiliates				1,065
Equity in earnings of non-consolidated affiliates				105

Income from continuing operations				1,170
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(108)

Net income				1,062

Net income (loss) attributable to the noncontrolling interests	(978)	(5)	—	(983)
Net income attributable to MDC Partners Inc.				$79

Non cash stock based compensation.	$371	$184	$1,490	$2,045

 Results of Operations:
For the Six Months Ended June 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$198,505	$107,666	$—	$306,171

Cost of services sold	133,049	80,686	—	213,735

Office and general expenses	41,257	22,148	10,330	73,735

Depreciation and amortization	7,539	6,146	187	13,872

Operating Profit/(Loss)	16,660	(1,314)	(10,517)	4,829

Other Income (Expense):
Other expense, net				(900)
Interest expense, net				(15,375)

Loss from continuing operations before income taxes, equity in affiliates				(11,446)
Income tax expense				801

Loss from continuing operations before equity in affiliates				(12,247)
Equity in loss of non-consolidated affiliates				(143)

Loss from continuing operations				(12,390)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(647)

Net loss				(13,037)

Net income attributable to the noncontrolling interests	(2,248)	(706)	—	(2,954)
Net loss attributable to MDC Partners Inc.				$(15,991)

Non cash stock based compensation.	$2,831	$765	$2,759	$6,355

Results of Operations:
For the Six Months Ended June 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$172,711	$88,909	$—	$261,620

Cost of services sold	105,440	68,677	—	174,117

Office and general expenses	38,129	15,145	8,051	61,325

Depreciation and amortization	10,852	4,170	175	15,197

Operating Profit/(Loss)	18,290	917	(8,226)	10,981

Other Income (Expense):
Other income, net				89
Interest expense, net				(7,212)

Income from continuing operations before income taxes, equity in affiliates				3,858
Income tax expense				2,223

Income from continuing operations before equity in affiliates				1,635
Equity in earnings of non-consolidated affiliates				198

Income from continuing operations				1,833
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(361)

Net income				1,472

Net income (loss) attributable to the noncontrolling interests	(1,654)	289		(1,365)
Net income attributable to MDC Partners Inc.				$107

Non cash stock based compensation.	$804	$374	$2,764	$3,942

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenue was $170.0 million for the quarter ended June 30, 2010, representing an increase of $35.1 million, or 26.0%, compared to revenue of $134.9 million for the quarter ended June 30, 2009. This revenue increase related primarily to acquisition growth of $25.3 million and organic growth of $7.2 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2010, resulted in increased revenues of $2.6 million.

The operating profit for the quarter ended June 30, 2010 was $6.1 million compared to operating profit of $8.9 million for the quarter ended June 30, 2009. The decrease in operating profit was primarily the result of an increase in corporate operating expenses of $1.4 million, a decrease in operating profit of $1.1 million in the Strategic Marketing Services segment and a decrease of $0.3 million within the Performance Marketing Services segment.

The loss from continuing operations attributable to MDC Partners Inc. for the second quarter of 2010 was $5.2 million, compared to income of $0.2 million in 2009. This decrease in income of $5.4 million was primarily the result of an increase in interest expense, net of $4.7 million, a decrease in operating profits of $2.8 million, and increase in net income attributable to noncontrolling interests of $1.0 million, a decrease from equity in earning of non-consolidated affiliates of $0.1 million.  These amounts were offset by a decrease in other expense, net of $2.3 million and a decrease in income tax expense of $1.1 million.

Marketing Communications Group

Revenues in the second quarter of 2010 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $170.0 million compared to $134.9 million in the second quarter of 2009, representing a year-over-year increase of 26.0%.

The components of the increase in revenue in 2010 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended June 30, 2009	$134,882	—
Organic	7,209	5.3%
Acquisitions	25,340	18.8%
Foreign exchange impact	2,558	1.9%
Quarter ended June 30, 2010	$169,989	26.0%

The geographic mix in revenues was consistent between the second quarter of 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	84%	85%
Canada	13%	14%
Other	3%	1%

The operating profit of the Marketing Communications Group decreased by approximately 10.5% to $11.7 million from $13.1 million. Operating margins decreased by 2.8% and were 6.9% for 2010 compared to 9.7% for 2009. The decrease in operating profit and operating margin was primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 14.4% in 2009 to 22.0% in 2010. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the company acting as principle versus agent for certain client contracts. Total staff costs increased $12.0 million; however, as a percentage of revenue decreased from 59.2% in 2009 to 54.0% in 2010. General and administrative costs increased as a percentage of revenue from 19.3% in 2009 to 19.7% in 2010.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the second quarter of 2010 were $107.0 million, compared to $88.2 million in the second quarter of 2009. The year-over-year increase of $18.7 million or 21.2% was attributable primarily to organic growth of $13.6 million as a result of net new business wins, and acquisition growth of $3.7 million. A weakening of the US dollar versus the Canadian dollar in 2010 compared to 2009 resulted in a $1.4 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by approximately 9.7% to $10.4 million in the second quarter of 2010 from $11.5 million in the second quarter of 2009. Operating margins decreased to 9.7% in 2010 from 13.0% in 2009. Operating profit and margin decreased due primarily to increased direct costs (excluding staff costs) as a percentage of revenue from 11.2% in 2009 to 19.4% in 2010.  In addition, total staff costs increased $7.3 million; however, as a percentage of revenue decreased from 56.8% in 2009 to 53.8% in 2010. General and administrative costs decreased as a percentage of revenue from 21.0% in 2009 to 19.6% in 2010, due to the relatively fixed nature of these costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $63.0 million for the second quarter of 2010, an increase of $16.4 million, or 35.1% higher than revenues of $46.6 million in the second quarter of 2009. The year over year increase was attributed primarily to growth from acquisitions of $21.7 million. In addition, a weakening of the US dollar verses the Canadian dollar in 2010 compared to 2009 resulted in a $1.1 million increase in revenues from the division’s Canadian-based operations. These increases were offset by reduced revenue of $6.4 million as a result of the reduction and delays of client spending.

The operating profit of Performance Marketing Services decreased by $0.3 million in the second quarter of 2010 from $1.6 million in the second quarter of 2009 to $1.3 million in the second quarter of 2010. Total direct costs (excluding staff costs) increased $7.1 million and as a percentage of revenue increased from 20.7% in the second quarter of 2009 to 26.5% in the second quarter of 2010. General and administrative costs increased as a percentage of revenue from 16.1% in the second quarter of 2009 to 20.1% in the second quarter of 2010. The increase as a percentage of revenue was due to reduced organic revenues on relatively fixed costs within one of our operating units. Total staff costs as a percentage of revenue decreased from 63.7% in the second quarter of 2009 to 54.4% in the second quarter of 2010.  Depreciation and amortization increased by $1.7 million due to the amortization of intangibles in connection with the 2010 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations totaled $5.6 million in the second quarter of 2010 compared to $4.2 million in the second quarter of 2009. This increase of $1.4 million was primarily related to increased compensation and related costs of $0.5 million, travel, promotional and related costs of $0.7 million, and professional and other costs of $0.2 million.

Other Income, Net

Other income (expense) decreased to an expense of $0.3 million in the second quarter of 2010 compared to an expense of $2.5 million in the second quarter of 2009. The 2010 expense was primarily comprised of a foreign exchange loss of $0.3 million, compared to a loss of $2.5 million recorded in 2009.  Specifically, this unrealized loss was due primarily to the weakening in the US dollar during 2010 and 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2009.

Net Interest Expense

Net interest expense for the second quarter of 2010 was $8.4 million, an increase of $4.7 million over the $3.7 million of net interest expense incurred during the second quarter of 2009. Interest expense increased in 2010 due to higher average outstanding debt in 2010, relating to the 11% senior notes issued in October 2009 and May 2010. Interest income was nominal in the second quarter of 2010 and 2009.

Income Taxes

Income tax expense was $1.6 million in the second quarter of 2009 compared to income tax expense of $0.6 million for the second quarter of 2010. The Company’s effective tax rate in 2010 and 2009 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, the 2010 effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the second quarter of 2010 the loss was nominal compared to the second quarter of 2009 income of $0.1 million which was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.0 million for the second quarter of 2010, an increase of $1.0 million from the $1.0 million of noncontrolling interest expense incurred during the second quarter of 2009, primarily due to increased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $0.6 million, net of an income tax benefit of $0.3 million from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Fearless, which was discontinued in the second quarter of 2010.

The loss, net of an income tax benefit of $0.1 million from discontinued operations in 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009.

As a result, the Company has classified these operations as discontinued.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the second quarter of 2010 was $5.8 million or a loss of $0.21 per diluted share, compared to a nominal net income attributable to MDC Partners Inc. or $0.01 per diluted share reported for the second quarter of 2009.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Revenue was $306.2 million for the six months ended June 30, 2010, representing an increase of $44.6 million, or 17.0%, compared to revenue of $261.6 million for the six months ended June 30, 2009. This revenue increase related primarily to acquisition growth of $31.6 million and organic growth of $6.8 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the six months ended June 30, 2010, resulted in increased revenues of $6.2 million.

The operating profit for 2010 was $4.8 million, compared to operating profit of $11.0 million for 2009. The decrease in operating profit was primarily the result of a decrease in operating profit of $2.3 million in the Performance Marketing Services segment and a decrease of $1.6 million within the Strategic Marketing Services segment. In addition, Corporate operating expenses increased by $2.3 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first six months of 2010 was $15.3 million, compared to income of $0.5 million in 2009. This decrease in income of $15.8 million was primarily the result of a decrease in operating profits of $6.2 million, and an increase in interest expense, net of $8.2 million, and an increase in net income attributable to noncontrolling interests of $1.6 million, a decrease in other income, net of $1.0 million.  These amounts were offset by a decrease in income tax expense of $1.4 million.

Marketing Communications Group

Revenues in 2010 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $306.2 million compared to $261.6 million in 2009, representing a year-over-year increase of 17.0%.

The components of the increase in revenue in 2010 are shown in the following table:

	Revenue
	$ 000’s	%
Six months ended June 30, 2009	$261,620	—
Organic	6,818	2.6%
Acquisitions	31,578	12.1%
Foreign exchange impact	6,155	2.3%
Six months ended June 30, 2010	$306,171	17.0%

The geographic mix in revenues was consistent between 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	83%	85%
Canada	14%	14%
Other	3%	1%

The operating profit of the Marketing Communications Group decreased by approximately 20.1% to $15.3 million in 2010 from $19.2 million in 2009. Operating margins decreased by 2.3% and were 5.0% for 2010 compared to 7.3% for 2009. The decrease in operating profit and operating margin was primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 13.6% in 2009 to 19.9% in 2010. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the Company acting as principle versus agent for certain client contracts. Total staff costs increased $16.7 million; however, as a percentage of revenue decreased from 61.5% in 2009 to 58.0% in 2010. General and administrative costs increased slightly as a percentage of revenue from 20.4% in 2009 to 20.7% in 2010.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the first six months of 2010 were $198.5 million, compared to $172.7 million in 2009. The year-over-year increase of $25.8 million or 14.9% was attributable primarily to organic growth of $18.6 million as a result of net new business wins, and acquisition growth of $3.7 million. A weakening of the US dollar versus the Canadian dollar in 2010 compared to 2009 resulted in a $3.6 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by approximately 8.9% to $16.7 million in 2010 from $18.3 million in 2009. Operating margins decreased to 8.4% in 2010 from 10.6% in 2009. Operating profit and margin decreased due primarily to increased direct costs (excluding staff costs) as a percentage of revenue from 11.0% in 2009 to 16.6% in 2010.  In addition, total staff costs increased $13.2 million; however, as percentages of revenue decreased from 58.7% in 2009 to 57.7% in 2010. General and administrative costs decreased as a percentage of revenue from 22.1% in 2009 to 20.8% in 2010, due to the relatively fixed nature of these costs. Depreciation and amortization decreased $3.3 million, due to certain intangibles being fully amortized by the end of 2009.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $107.7 million for 2010, an increase of $18.8 million, or 21.1% higher than revenues of $88.9 million in 2009. The year over year increase was attributed primarily to growth from acquisitions of $27.9 million. In addition, a weakening of the US dollar verses the Canadian dollar in 2010 compared to 2009 resulted in a $2.6 million increase in revenues from the division’s Canadian-based operations. These increases were offset by reduced revenue of $11.7 million as a result of the reduction and delays of client spending.

The Performance Marketing Services incurred an operating loss of $1.3 million, a decrease of $2.3 million in 2010, from a profit of $1.0 million in 2009.  Operating loss margins were 1.2% in 2010 from an operating profit margin of 1.0% in 2009.  Direct costs (excluding staff costs) increased as a percentage of revenue from 18.6% in 2009 to 25.9% in 2010. General and administrative costs increased as a percentage of revenue from 17.0% in the first six months of 2009 to 20.6% in the first six months of 2010. The increase as a percentage of revenue was due to reduced organic revenues on relatively fixed costs within one of our operating unites.  Total staff costs increased $3.4 million; however, decreased as a percentage of revenue from 67.0% in 2009 to 58.5% in 2010, as the Company reduced costs in connection with the reduction of organic revenues.  Depreciation and amortization increased by $2.0 million due to the amortization of intangibles in connection with the 2010 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations totaled $10.5 million in 2010 compared to $8.2 million in 2009. This increase of $2.3 million was primarily related to increased compensation and related costs of $0.5 million, travel, promotional and related costs of $1.0 million, professional and other costs of $0.6 million, and the timing of donations of $0.2 million.

Other Income, Net

Other income (expense) decreased to an expense of $0.9 million in 2010 compared to an income of $0.1 million in 2009. The 2010 expense was primarily comprised of a foreign exchange loss of $0.9 million, compared to a gain of $0.1 million recorded in 2009.  Specifically, this unrealized loss was due primarily to the weakening in the US dollar during 2010 and 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries compared to December 31, 2009.

Net Interest Expense

Net interest expense for 2010 was $15.4 million, an increase of $8.2 million over the $7.2 million of net interest expense incurred during 2009. Interest expense increased in 2010 due to higher average outstanding debt in 2010, relating to the 11% senior notes issued in October 2009 and May 2010. Interest income was nominal in 2010 compared to $0.2 million in 2009.

Income Taxes

Income tax expense was $2.2 million in 2009 compared to income tax expense of $0.8 million for 2010. The Company’s effective tax rate in 2010 and 2009 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, the 2010 effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For 2010 a loss of $0.1  million compared to 2009 income of $0.2 million was recorded.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $3.0 million for 2010, an increase of $1.6 million from the $1.4 million of noncontrolling interest expense incurred during 2009, primarily due to increased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $0.6 million, net of an income tax benefit of $0.3 million from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Fearless, which was discontinued in the second quarter of 2010.

The loss, net of an income tax benefit of $0.4 million from discontinued operations in 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009.

As a result, the Company has classified these operations as discontinued.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for 2010 was $16.0 million or a loss of $0.57 per diluted share, compared to a net income attributable to MDC Partners Inc. of $0.1 million or $0.01 per diluted share reported for 2009.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2010	As of and for the six months ended June 30, 2009	As of and for the year ended December 31, 2009
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$47,454	$57,934	$51,926
Working capital (deficit)	$(47,008)	$(29,229)	$(40,152)
Cash from operations	$(2,733)	$21,431	$59,903
Cash from investing	$(63,940)	$(5,760)	$(66,199)
Cash from financing	$62,128	$873	$20,037
Long-term debt to total equity ratio	2.41	1.92	2.31
Fixed charge coverage ratio	N/A	1.38	N/A
Fixed charge deficiency	$11,439	N/A	$3,350

As of June 30, 2010, and December 31, 2009, $6.4 million and $14.1 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the WF Credit Agreement by using available cash.

Working Capital

At June 30, 2010, the Company had a working capital deficit of $47.0 million compared to a deficit of $40.2 million at December 31, 2009. The decrease in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2010, $3.4 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under its Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2010 was $2.5 million. This was attributable primarily to a net operating loss from continuing operations attributable to MDC Partners of $15.3 million, payments of accounts payable and accrued liabilities, which resulted in cash use from operations of $16.5 million, an increase in expenditures billable to clients of $8.4 million and an increase in prepaid expenses and other current assets of $1.0 million. This use of cash was partially offset by depreciation and amortization and non-cash stock compensation of $20.0 million, an increase of advance billings to clients of $16.0 million, decrease in accounts receivable of $1.7 million, and adjustments to deferred acquisition consideration of $1.6 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the six months ended June 30, 2010.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2009 was $21.7 million. This was attributable primarily to income from continuing operations attributable to MDC Partners of $0.5 million, depreciation and amortization and non-cash stock compensation of $19.4 million, and an increase in accounts payable, accruals, advance billings to clients and other non-current assets and liabilities of $12.0 million. This cash provided by continuing operations was partially offset by an increase in accounts receivable of $11.2 million and an increase in expenditures billable to clients of $1.7 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the six months ended June 30, 2009.

Investing Activities

Cash flows used in investing activities were $63.9 million for the six months ended June 30, 2010 compared with $5.8 million in the six months ended June 30, 2009.

In the six months ended June 30, 2010, capital expenditures totaled $5.7 million, of which $3.0 million was incurred by the Strategic Marketing Services segment and $2.5 million was incurred by the Performance Marketing Services segment.  These expenditures consisted primarily of computer equipment and furniture and fixtures. Expenditures for capital assets in the six months ended June 30, 2009 were $2.1 million. Of this amount, $1.5 million was incurred by the Strategic Marketing Services segment and $0.6 million was incurred by the Performance Marketing services Segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the six months ended June 30, 2010, cash flow used for acquisitions was $57.5 million of which $35.4 million was paid in the acquisition of equity interests in Team, Communifx, IMS, Sloane, Allison, Infolure, and Plaid, and $22.1 million was paid related to the settlement of deferred acquisition consideration. Cash flow used in acquisitions was $3.6 million in the six months ended June 30, 2009 and related to the settlement of put options and earn-out payments.

Financing Activities

During the six months ended June 30, 2010, cash flows provided by financing activities amounted to $62.1 million, and consisted primarily from proceeds of $67.6 million relating to the additional issuance of 11% Senior Notes, offset by, payment of dividends of $2.8, payment of deferred financing costs of $1.5 million, repayments of long-term debt of $0.5 million and the purchase of treasury shares for income tax withholding requirements of $0.9 million. During the six months ended June 30, 2009, cash flows provided by financing activities amounted to $0.9 million, and primarily consisted of borrowings under the old Financing Agreement of $2.2 million, repayments of long-term debt of $0.9 million and the purchase of treasury shares for income tax withholding requirements of $0.4 million.

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

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors issued and sold $65,000 aggregate principal amount of 11% Senior Notes due 2016.  The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes.  The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67,208, which included an original issue premium of $2,600, and underwriter fees of $392. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes, including acquisitions.

The Company may, at its option, redeem the 11% Notes (including the additional notes) in whole at any time or in part from time to time, on and after November 1, 2013 at a redemption price of 105.5% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2014, the Company must pay a redemption price of 102.75% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2015, the Company must pay a redemption price of 100% of the principal amount thereof. Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest. The Company may also redeem, at its option, prior to November 1, 2012, up to 35% of the 11% Notes with the proceeds from one or more equity offerings at a redemption price of 111% of the principal amount thereof. If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest. The indenture governing the 11% Notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, sales of assets and transactions with affiliates.

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

Debt as of June 30, 2010 was $286.1 million, an increase of $68.2 million compared with the $217.9 million outstanding at December 31, 2009, primarily as a result of the additional issuance of $65 million 11% notes.  At June 30, 2010, $70.0 million was available under the WF Credit Agreement.

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

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, and (iii) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Facility. For the period ended June 30, 2010, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

June 30, 2010
Total Senior Leverage Ratio	(0.46)
Maximum per covenant	2.0

Fixed Charges Ratio	2.95
Minimum per covenant	1.25

Earnings before interest, taxes, depreciation and amortization	$77.6 million
Minimum per covenant	$71.0 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at June 30, 2010. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. The Accounting Standards Codification’s revised guidance on business combinations now requires that contingent purchase obligations are recorded as a liability and included in the original acquisition accounting. At June 30, 2010, there was $60.6 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2010, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2.8 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $10.4 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under its Financing Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $6.3 million of the estimated $29.9 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $8.5 million.

 The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2010	2011	2012	2013	2014 & Thereafter	Total
	($ Millions)
Cash	$6.0	$2.0	$7.8	$3.0	$8.3	$27.1
Shares	0.3	0.8	0.6	0.7	0.4	2.8
	$6.3	$2.8	$8.4	$3.7	$8.7	$29.9	(1)
Operating income before depreciation and amortization to be received(2)	$2.1	$0.9	$1.6	$1.5	$2.4	$8.5
Cumulative operating income before depreciation and amortization(3)	$2.1	$3.0	$4.6	$6.1	8.5		$(5)

(1)	This amount has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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
Business Combinations .  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. There were no adjustments for remeasurement for the year ended December 31, 2009. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. For the three and six months ended June 30, 2010, $331 and $730 and nil, respectively, of acquisition related costs have been changed to operations. For the three and six months ended June 30, 2009, no acquisition related costs were charged to operations.
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
Stock-based Compensation ..  The fair value method is applied to all awards granted, modified or settled. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation are revalued each period and recorded as compensation cost over the service period in operating income.
The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

New Accounting Pronouncements

In April 2010, the FASB issues ASU 2010-17, “Revenue Recognition-Milestone Method.” ASU 20110-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption will not have an impact on our financial statements.

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

Debt Instruments:   At June 30, 2010, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of nil, as of June 30, 2010, a 1.0% increase or decrease in the weighted average interest rate, which was 6.0% at June 30, 2010, would have a nominal interest impact.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.    Reserved

Item 5 . Other Information

On July 29, 2010, the Company entered into an amendment of the Management Services Agreement with Miles Nadal and Nadal Management, Inc., pursuant to which Mr. Nadal serves as the Company’s Chief Executive Officer.  Pursuant to this amendment, the annual retainer fee (base compensation) for Mr. Nadal’s services was increased to $1.5 million.  In addition, the parties amended the existing terms of a special Cdn $10 million contingent bonus award to provide that such bonus would be payable to Mr. Nadal upon the sooner to occur (i) the average market price of the Company’s Class A shares exceeding Cdn $30 per share during any twenty consecutive trading days; or (ii) a upon a change of control of the Company.

Item 6.  Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

July 30, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation, dated July 1, 2010.*

4.1
First Supplemental Indenture, dated as of May 14, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 11% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 14, 2010).

10.1	Amendment to Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated July 30, 2010. *

10.2.1
Amendment No. 1, dated July 29, 2010, to the Membership Interest Purchase Agreement dated as of March 1, 2010 by and among MDC Acquisition Inc., WWG, LLC, Todd Graham, Kevin Berg, Vincent Parinello, Daniel K. Gregory, Stephen Groth and Sean M. O’Toole.*

10.2.2
Amendment No. 1, dated July 29, 2010, to the Amended and Restated Limited Liability Company Agreement of The Arsenal LLC (f/k/a Team Holdings LLC) dated as of March 1, 2010 by and among The Arsenal LLC, MDC Acquisition Inc., WWG, LLC and WWG2, LLC.*

10.3
Amendment No. 1, dated July 29, 2010, to the Membership Unit Purchase Agreement dated as of April 30, 2010 by and among MF+P Acquisition Co., Integrated Media Solutions, LLC, Robert Ingram, Desiree DuMont and Ron Corvino.*

10.4
Purchase Agreement, dated as of May 11, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed on May 14, 2010).

10.5
Exchange and Registration Rights Agreement, dated as of May 14, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 14, 2010).

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