Form 10-Q
period 2010-09-30
MDC PARTNERS INC
filed 2010-10-29
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
   ___________________________

  FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-13178
___________________________

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
Yes  ☐ No  ☒

The numbers of shares outstanding as of October 29, 2010 were: 29,459,856 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Services	$178,597	$134,421	$484,401	$395,607
Operating Expenses:
Cost of services sold	122,891	85,230	336,056	258,633
Office and general expenses	45,094	31,323	118,690	92,524
Depreciation and amortization	9,353	7,502	23,196	22,663
	177,338	124,055	477,942	373,820
Operating profit	1,259	10,366	6,459	21,787
Other Income (Expense):
Other income (expense), net	453	(3,072)	(423)	(2,979)
Interest expense	(8,887)	(3,792)	(24,340)	(11,276)
Interest income	55	20	155	292
	(8,379)	(6,844)	(24,608)	(13,963)
Income (loss) from continuing operations before income taxes, equity in affiliates	(7,120)	3,522	(18,149)	7,824
Income tax expense	300	1,215	1,208	3,589
Income (loss) from continuing operations before equity in affiliates	(7,420)	2,307	(19,357)	4,235
Equity in earnings (loss) of non-consolidated affiliates	(1,496)	60	(1,639)	258
Income (loss) from continuing operations	(8,916)	2,367	(20,996)	4,493
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(556)	(79)	(1,410)	(625)
Net income (loss)	(9,472)	2,288	(22,406)	3,868

Net income attributable to the noncontrolling interests	(1,446)	(2,252)	(4,503)	(3,726)

Net income (loss) attributable to MDC Partners Inc.	$(10,918)	$36	$(26,909)	$142

Income (loss) Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.36)	$0.00	$(0.91)	$0.03
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.02)	0.00	(0.05)	(0.02)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.38)	$0.00	$(0.96)	$0.01
Weighted Average Number of Common Shares Outstanding:
Basic	28,500,287	27,471,041	27,980,895	27,343,575
Diluted	28,500,287	29,009,655	27,980,895	27,838,740

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$1,366	$286	$2,684	$783
Office and general expenses	5,582	1,945	10,620	5,390
Total	$6,948	$2,231	$13,304	$6,173

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,995	$51,926
Accounts receivable, less allowance for doubtful accounts of $2,372 and $2,034	190,505	118,211
Expenditures billable to clients	34,239	24,003
Other current assets	12,365	8,105
Total Current Assets	278,104	202,245
Fixed assets, at cost, less accumulated depreciation of $91,390 and $82,752	35,826	35,375
Investment in affiliates	1,014	1,547
Goodwill	458,170	301,632
Other intangibles assets, net	57,135	34,715
Deferred tax asset	12,584	12,542
Other assets	19,337	16,463
Total Assets	$862,170	$604,519
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$97,478	$77,450
Accruals and other liabilities	77,779	66,967
Advance billings	143,052	65,879
Current portion of long-term debt	1,385	1,456
Current portion of deferred acquisition consideration	28,823	30,645
Total Current Liabilities	348,517	242,397
Revolving credit facility	—	—
Long-term debt	284,756	216,490
Long-term portion of deferred acquisition consideration	53,494	—
Other liabilities	7,835	8,707
Deferred tax liabilities	8,986	9,051

Total Liabilities	703,588	476,645

Redeemable Noncontrolling Interests (Note 2)	36,275	33,728
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 28,641,237 and 27,566,815 shares issued in 2010 and 2009	226,232	218,532
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2010 and 2009, each convertible into one Class A share	1	1
Additional paid-in capital	—	9,174
Charges in excess of capital	(3,701)	—
Accumulated deficit	(158,069)	(131,160)
Stock subscription receivable	(217)	(341)
Accumulated other comprehensive loss	(5,263)	(5,880)

MDC Partners Inc. Shareholders’ Equity	58,983	90,326
Noncontrolling Interests	63,324	3,820
Total Equity	122,307	94,146
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$862,170	$604,519

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(22,406)	$3,868
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,410)	(625)
Income (loss) from continuing operations	(20,996)	4,493
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities
Depreciation	11,991	12,067
Amortization of intangibles	11,205	10,596
Non-cash stock-based compensation	13,304	6,160
Amortization of deferred finance charges and debt discount	1,582	979
Adjustment to deferred acquisition consideration	3,571	—
Loss (gain) on disposition of assets	(15)	10
Deferred income taxes	(88)	1,942
Loss (earnings) of non-consolidated affiliates	1,639	(258)
Other non-current assets and liabilities	(2,007)	3,493
Foreign exchange	367	4,432
Changes in working capital:
Accounts receivable	(39,230)	(18,696)
Expenditures billable to clients	2,135	(7,517)
Prepaid expenses and other current assets	(2,207)	638
Accounts payable, accruals and other liabilities	9,264	7,654
Advance billings	35,855	24,431
Cash flows provided by continuing operating activities	26,370	50,424
Discontinued operations	(1,097)	(250)
Net cash provided by operating activities	25,273	50,174
Cash flows from investing activities:
Capital expenditures	(8,166)	(3,285)
Acquisitions, net of cash acquired	(78,046)	(8,059)
Proceeds from sale of assets	92	23
Other investments	(510)	26
Profit distributions from affiliates	249	139
Cash Flows used in continuing investing activities	(86,381)	(11,156)
Discontinued operations	(710)	(3)
Net cash used in investing activities	(87,091)	(11,159)
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Notes	67,600	—
Proceeds (Repayments) from revolving credit facility	—	(354)
Repayment of long-term debt	(755)	(1,753)
Proceeds from stock subscription receivable	124	13
Proceeds from exercise options	54	—
Purchase of treasury shares	(1,674)	(597)
Deferred financing costs	(1,524)	—
Distributions to noncontrolling partners	(6,958)	(6,232)
Payment of dividends	(6,002)	—
Net cash provided by (used in) by financing activities	50,865	(8,923)
Effect of exchange rate changes on cash and cash equivalents	22	(486)
Net increase (decrease) in cash and cash equivalents	(10,931)	29,606
Cash and cash equivalents at beginning of period	51,926	41,331
Cash and cash equivalents at end of period	$40,995	$70,937

Supplemental disclosures:
Cash income taxes paid	$775	$487
Cash interest paid	$13,516	$9,599
Dividends payable	$295	$—
Non-cash transactions:
Capital leases	$336	$288

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

Effective September 2010, one of the Company’s operating subsidiaries, Zig (USA) LLC has been deemed a discontinued operation. All periods have been restated to reflect the discontinued operation.

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

Concentration of Credit Risk .. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2010 and December 31, 2009.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2010. However, one client accounted for 15% and 17% of revenue for the three and nine months ended September 30, 2009.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at September 30, 2010 and December 31, 2009, is approximately $93 and $67, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the nine months ended September 30, 2010 and 2009, $2,975 and nil, respectively, and for the three months ended September 30, 2010 and 2009, $1,664 and nil, respectively, related to changes in estimated value, have been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three and nine months ended September 30, 2010, $939 and $1,669, respectively, of acquisition related costs have been charged to operations. For the three and nine months ended September 30, 2009, no acquisition related costs were charged to operating.

For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that the Company acquires is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the Company’s existing client relationships. The expected benefits of the acquisitions are typically shared across multiple agencies and regions.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

Nine Months Ended September 30, 2010
Beginning Balance as of December 31, 2009	$33,728
Redemptions	(3,567)
Granted	4,301
Changes in redemption value	1,229
Currency Translation Adjustments	584
Ending Balance as of September 30, 2010	$36,275

Revenue Recognition

The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification, and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company follows the Revenue Arrangements with Multiple Deliverables topic of the FASB Accounting Standards Codification issued. This topic addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company recognizes revenue based on the contracted value of each multiple deliverable when delivered. The Company also follows the topic of the FASB Accounting Standards Codification Reporting Revenue Gross as a Principal versus Net as an Agent. This issue summarizes the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, for reimbursements received for out-of-pocket expenses. This issue summarizes the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included such reimbursed expenses in revenue.

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

A small portion of the Company’s contractual arrangements with customers includes performance incentive provisions, which allows the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities.

Interest Expense .  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At September 30, 2010 and December 31, 2009, $660 and $204 was amortized, respectively, net of amortized premium of $123 and nil, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving credit facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of September 30, 2010 and December 31, 2009 were $10,393 and $9,790, net of accumulated amortization of $1,216 and $295, respectively.  During the nine months of 2010, the Company recorded $1,524 of deferred financing costs primarily relating to the 2010 additional debt issuance.

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

During the nine months ended September 30, 2010, the Company issued 1,000,594 restricted stock units and restricted stock shares  (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $9,111 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

For the nine months ended September 30, 2010, the Company has recorded a $2,777 charge relating to these equity incentive grants.

A total of 861,218 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of September 30, 2010.

Reclassifications. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.  These reclassification did not have any effect on the prior year net loss.

3 .           Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Numerator for basic income (loss) per common share - income (loss) from continuing operations	$(8,916)	$2,367	$(20,996)	$4,493
Net income attributable to the noncontrolling interests	(1,446)	(2,252)	(4,503)	(3,726)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(10,362)	$115	$(25,499)	$767
Effect of dilutive securities		—		—
Numerator for diluted income (loss) per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(10,362)	$115	$(25,499)	$767
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	28,500,287	27,471,041	27,980,895	27,343,575
Effect of dilutive securities:	—	1,538,614	—	495,165
Denominator for diluted income (loss) per common share - adjusted weighted shares	28,500,287	29,009,655	27,980,895	27,838,740
Basic income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$(0.36)	$0.00	$(0.91)	$0.03
Diluted income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$(0.36)	$0.00	$(0.91)	$0.03

During the three and nine months ended September 30, 2010, options and other rights to purchase 4,939,113 shares of common stock, which includes 1,342,601 shares of non-vested restricted stock and restricted stock units, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

During the three and nine months ended September 30, 2009, the 8% convertible debentures, options and other rights to purchase 3,736,929 shares of common stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Third Quarter 2010 Acquisitions

During the quarter ended September 30, 2010, the Company completed a number of acquisitions. The Company purchased a 60% equity interest in Relevent Group, LLC (“Relevent”), a 60% equity interest in Kwittken & Company, LLC (“Kwittken”), and certain assets and liabilities of Think 360 Inc. (“Think 360”).  Relevent is a full service marketing, special events, production and promotions company that builds brands with consumers through experiential lifestyle, entertainment and relationship marketing programs.  Kwittken is a full service public relations and  marketing agency.  Think 360 is an integrated marketing agency. The aggregate purchase price paid for these acquisitions consisted of total closing cash payments of $15,085, plus additional contingent payments of up to $15,000 that are based on the actual financial results of the underlying businesses from 2010 to 2014, with final payments due in 2015. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $4,974, consisting primarily of customer lists and covenants not to compete, and goodwill of $41,694 representing the value of the assembled workforce.  The identified intangibles will be amortized ranging from a two to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The fair value of the noncontrolling interest not acquired at the acquisition date was $18,415 based in the Company’s evaluation of the companies acquired and the purchase price paid by the Company.  The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

The Company has also increased ownership to 100% of Zig Inc. (now known as Crispin Porter + Bogusky Canada Inc. (“CPB Canada”)) and purchased an additional 25% of Bruce Mau Design Inc.  The purchase aggregate price paid for these step-ups consisted of total closing cash payments of $3,115, plus additional deferred acquisition consideration of $692.  In relation to these step-ups, the Company recorded an entry to reduce redeemable noncontrolling interests by $1,365 and an entry to reduce noncontrolling interests by $144.  The Company recorded a reduction of additional paid-in-capital of $2,296 representing the difference between the fair value of the interest and the value of the redeemable noncontrolling interests.  The amounts paid and to be paid will not be tax deductible.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 assume that the acquisition of the operating assets of Team and IMS acquired as of the beginning of each year. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$178,597	$157,172	$501,151	$455,094
Net income (loss) attributable to MDC Partners Inc.	$(10,918)	$1,859	$(26,456)	$4,158
Income (loss) per common share:
Basic – net income (loss) attributable to MDC Partners Inc.	$(0.38)	$0.07	$(0.95)	$0.15
Diluted – net income (loss) attributable to MDC Partners Inc.	$(0.38)	$0.06	$(0.95)	$0.15

Net Income Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net Loss attributable to MDC Partners Inc.	$(10,918)	$(26,909)
Transfers (to) from the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(1,153)	(3,003)
Decrease in MDC Partners Inc. paid-in-capital from issuance of profits interests	(122)	(282)
Net transfers (to) from noncontrolling interest	$(1,275)	$(3,285)
Change from net income attributable to MDC Partners Inc. and transfers (to) from noncontrolling interest	$(12,193)	$(30,194)

5.       Accrued and Other Liabilities

At September 30, 2010 and December 31, 2009, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,949 and $4,058, respectively.

6.       Discontinued Operations

In September 2010, the Company discontinued Zig (USA) LLC (“Zig US”).  As a result, the Company has classified the entity’s results as discontinued operations.  Zig US’s results of operations, net of income tax benefits, for the three and nine months ended September 30, 2010 were losses of $556 and $762, respectively.  The results of operations net of income tax benefits, for the three and nine months ended September 30, 2009, were losses of $79 and $265, respectively.  This entity has been previously included on the Company’s Strategic Marketing Services segment.

In June 2010, the Company discontinued a start up called Fearless Progression LLC (“Fearless”).  As a result, the Company wrote off its investment in Fearless of $710. The Company has classified this entity’s results as discontinued operations.

In December 2008, the Company entered into negotiations to sell certain remaining assets in Bratskeir to management.  This transaction was completed in April 2009.  As a result of this transaction, the Company has classified this entity’s results as discontinued operations.  Bratskeir’s results of operations, net of income tax benefits, for the three and nine months ended September 30, 2009 were nil and $361, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, were the following:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Revenue	$122	$204	$488	$1,120
Operating loss	$(831)	$(184)	$(2,183)	$(1,170)
Other expense	$11	$(10)	$54	$(13)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(556)	$(79)	$(1,410)	$(625)

7.       Comprehensive (Loss) Income

Total comprehensive (loss) income and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) for the period	$(9,472)	$2,288	$(22,406)	$3,868
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	161	1,016	618	1,086
Comprehensive (loss) income	(9,311)	3,304	(21,788)	4,954
Comprehensive loss attributable to the noncontrolling interest	(1,450)	(2,258)	(4,504)	(3,739)
Comprehensive (loss) income attributable to MDC Partners Inc.	$(10,761)	$1,046	$(26,292)	$1,215

8.       Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	September 30, 2010	December 31, 2009

Revolving credit facility	$—	$—
11% Senior Notes due 2016	290,000	225,000
Original issue discount	(7,031)	(10,291)
Notes payable and other bank loans	1,800	1,800
	284,769	216,509
Obligations under capital leases	1,372	1,437
	286,141	217,946
Less:
Current portions	1,385	1,456
Long term portion	$284,756	$216,490

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

At September 30, 2010, the Company had issued $6,018 of undrawn outstanding Letters of Credit.

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

The fair value for the 11% Senior Notes was $316,100 as of September 30, 2010.

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

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At September 30, 2010, the weighted average interest rate was 6.0%.

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

During the nine months ended September 30, 2010, Class A share capital increased by $7,700, as the Company issued 1,136,767 shares related to vested restricted stock, and 86,656 shares related to the exercise of outstanding stock appreciation rights and 6,006 related to the exercise of options.  During the nine months ended September 30, 2010, “Additional paid-in capital” decreased by $9,319 related to the vested restricted stock and stock appreciation rights, and $4,412 related to changes in ownership not resulting in change of control, and by $2,864 related to changes in put options (Note 2 and Note 13), and dividends accrued and paid of $6,297 offset by $10,019 related to an increase from stock-based compensation that was expensed during the same period, and a reclassification of $3,701 to charges in excess of capital.

During the nine months ended September 30, 2010, the Company purchased and retired 155,007 Class A shares for $1,674 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock and stock appreciation rights.

Total equity increased $28,161, which is comprised of a $59,630 increase in noncontrolling interests related to acquisitions, an increase in stock-based compensation of $10,019, an increase in accumulated other comprehensive loss of $617 and an exercise of stock options of $53, a reduction of subscriptions receivable of $124, offset in part by a net loss attributable to MDC Partners of $26,909, dividends accrued and paid of $6,297, $4,412 related to changes in ownership not resulting in change of control, $1,674 of treasury stock purchases, changes in put options of $2,864, and a decrease of $127 noncontrolling interests related to dispositions.

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

The following table presents changes in Deferred Acquisition Consideration.

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Beginning Balance as of January 1, 2010	$30,645

Payments	(21,528)
Grants	69,633
Redemption value adjustments	3,567

Ending Balance as of September 30, 2010	$82,317

 Level 3 payments relate to payments made for deferred acquisition consideration. Level 3 grants relate to contingent purchase price obligations related to acquisitions.   The Company records the initial liability of the estimated present value.  The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earning of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate of the date of payment.  Level 3 redemption value adjustments relate to the remeasurement and change in these various contractual valuation formulas as well as adjustments of present value.

11.	Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income (expense)	$100	$(5)	$95	$(16)
Foreign currency transaction gain (loss)	351	(3,073)	(533)	(2,953)
Gain (loss) on sale of assets	2	6	15	(10)
	$453	$(3,072)	$(423)	$(2,979)

12.	Segmented Information

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

  Three Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$110,582	$68,015	$—	$178,597

Cost of services sold	74,933	47,958	—	122,891

Office and general expenses	23,614	13,960	7,520	45,094

Depreciation and amortization	4,277	4,990	86	9,353

Operating Profit/(Loss)	7,758	1,107	(7,606)	1,259

Other Income (Expense):
Other income, net				453
Interest expense, net				(8,832)

Loss from continuing operations before income taxes, equity in affiliates				(7,120)
Income tax expense				300

Loss from continuing operations before equity in affiliates				(7,420)
Equity in loss of non-consolidated affiliates				(1,496)

Loss from continuing operations				(8,916)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(556)

Net loss				(9,472)

Net income attributable to the noncontrolling interests	(597)	(849)	—	(1,446)
Net loss attributable to MDC Partners Inc.				$(10,918)

Non cash stock based compensation	$2,376	$483	$4,089	$6,948

Supplemental Segment Information:

Capital expenditures	$1,464	$949	$33	$2,446

Goodwill and intangibles	$322,160	$193,145	$—	$515,305

Total assets	$502,639	$305,975	$53,556	$862,170

Three Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$92,476	$41,945	$—	$134,421

Cost of services sold	53,727	31,503	—	85,230

Office and general expenses	19,027	7,578	4,718	31,323

Depreciation and amortization	5,374	2,013	115	7,502

Operating Profit/(Loss)	14,348	851	(4,833)	10,366

Other Income (Expense):
Other expense, net				(3,072)
Interest expense, net				(3,772)

Income from continuing operations before income taxes, equity in affiliates				3,522
Income tax expense				1,215

Income from continuing operations before equity in affiliates				2,307
Equity in earnings of non-consolidated affiliates				60

Income from continuing operations				2,367
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(79)

Net income				2,288

Net income attributable to the noncontrolling interests	(2,120)	(132)	—	(2,252)
Net income attributable to MDC Partners Inc.				$36

Non cash stock based compensation	$705	$292	$1,234	$2,231

Supplemental Segment Information:

Capital expenditures	$853	$315	$33	$1,201

Goodwill and intangibles	$232,580	$58,366	$—	$290,946

Total assets	$393,818	$117,603	$68,817	$580,238

  Nine Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$308,722	$175,679	$—	$484,401

Cost of services sold	207,411	128,645	—	336,056

Office and general expenses	64,732	36,107	17,851	118,690

Depreciation and amortization	11,788	11,137	271	23,196

Operating Profit/(Loss)	24,791	(210)	(18,122)	6,459

Other Income (Expense):
Other expense, net				(423)
Interest expense, net				(24,185)

Loss from continuing operations before income taxes, equity in affiliates				(18,149)
Income tax expense				1,208

Loss from continuing operations before equity in affiliates				(19,357)
Equity in loss of non-consolidated affiliates				(1,639)

Loss from continuing operations				(20,996)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,410)

Net loss				(22,406)

Net income attributable to the noncontrolling interests	(2,948)	(1,555)		(4,503)
Net loss attributable to MDC Partners Inc.				$(26,909)

Non cash stock based compensation	$5,207	$1,248	$6,849	$13,304

Supplemental Segment Information:

Capital expenditures	$4,430	$3,412	$324	$8,166

Goodwill and intangibles	$322,160	$193,145	$—	$515,305

Total assets	$502,639	$305,975	$53,556	$862,170

Nine Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$264,753	$130,854	$—	$395,607

Cost of services sold	158,453	100,180	—	258,633

Office and general expenses	57,032	22,723	12,769	92,524

Depreciation and amortization	16,191	6,184	288	22,663

Operating Profit/(Loss)	33,077	1,767	(13,057)	21,787

Other Income (Expense):
Other expense, net				(2,979)
Interest expense, net				(10,984)

Income from continuing operations before income taxes, equity in affiliates				7,824
Income tax expense				3,589

Income from continuing operations before equity in affiliates				4,235
Equity in earnings of non-consolidated affiliates				258

Income from continuing operations				4,493
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(625)

Net Income				3,868

Net income attributable to the noncontrolling interests	(3,882)	156		(3,726)
Net income attributable to MDC Partners Inc.				$142

Non cash stock based compensation	$1,509	$666	$3,998	$6,173

Supplemental Segment Information:

Capital expenditures	$2,299	$894	$92	$3,285

Goodwill and intangibles	$232,580	$58,366	$—	$290,946

Total assets	$393,818	$117,603	$68,817	$580,238

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2010	$150,826	$23,789	$3,982	$178,597
2009	$111,903	$19,630	$2,888	$134,421
Nine Months Ended September 30,
2010	$405,908	$66,261	$12,232	$484,401
2009	$334,407	$56,169	$5,031	$395,607

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2010, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $31,365 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2,412 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $10,446 only upon termination of such owner’s employment with the applicable subsidiary. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and nine months ended September 30, 2010 and 2009, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  At September 30, 2010, the Company had issued $6,018 of undrawn outstanding letters of credit.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1st of that year and ending December 31st of that year (e.g., fiscal 2009 means the period beginning January 1, 2009, and ending December 31, 2009).

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2010 and 2009, and the financial condition of the Company as of September 30, 2010. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2009 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are two reportable operating segments: Strategic Marketing Services and Performance Marking Services. In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial, human resources and legal functions. Through our operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Europe, and Jamaica.

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

Seasonality .  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Results of Operations:
For the Three Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$110,582	$68,015	$—	$178,597

Cost of services sold	74,933	47,958	—	122,891

Office and general expenses	23,614	13,960	7,520	45,094

Depreciation and amortization	4,277	4,990	86	9,353

Operating Profit/(Loss)	7,758	1,107	(7,606)	1,259

Other Income (Expense):
Other income, net				453
Interest expense, net				(8,832)

Loss from continuing operations before income taxes, equity in affiliates				(7,120)
Income tax expense				300

Loss from continuing operations before equity in affiliates				(7,420)
Equity in loss of non-consolidated affiliates				(1,496)

Loss from continuing operations				(8,916)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(556)

Net loss				(9,472)

Net income attributable to the noncontrolling interests	(597)	(849)	—	(1,446)
Net loss attributable to MDC Partners Inc.				$(10,918)

Non cash stock based compensation	$2,376	$483	$4,089	$6,948

Results of Operations:
For the Three Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$92,476	$41,945	$—	$134,421

Cost of services sold	53,727	31,503	—	85,230

Office and general expenses	19,027	7,578	4,718	31,323

Depreciation and amortization	5,374	2,013	115	7,502

Operating Profit/(Loss)	14,348	851	(4,833)	10,366

Other Income (Expense):
Other expense, net				(3,072)
Interest expense, net				(3,772)

Income from continuing operations before income taxes, equity in affiliates				3,522
Income tax expense				1,215

Income from continuing operations before equity in affiliates				2,307
Equity in earnings of non-consolidated affiliates				60

Income from continuing operations				2,367
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(79)

Net income				2,288

Net income attributable to the noncontrolling interests	(2,120)	(132)	—	(2,252)
Net income attributable to MDC Partners Inc.				$36

Non cash stock based compensation.	$705	$292	$1,234	$2,231

Results of Operations:
For the Nine Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$308,722	$175,679	$—	$484,401

Cost of services sold	207,411	128,645	—	336,056

Office and general expenses	64,732	36,107	17,851	118,690

Depreciation and amortization	11,788	11,137	271	23,196

Operating Profit/(Loss)	24,791	(210)	(18,122)	6,459

Other Income (Expense):
Other expense, net				(423)
Interest expense, net				(24,185)

Loss from continuing operations before income taxes, equity in affiliates				(18,149)
Income tax expense				1,208

Loss from continuing operations before equity in affiliates				(19,357)
Equity in loss of non-consolidated affiliates				(1,639)

Loss from continuing operations				(20,996)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,410)

Net loss				(22,406)

Net income attributable to the noncontrolling interests	(2,948)	(1,555)		(4,503)
Net loss attributable to MDC Partners Inc.				$(26,909)

Non cash stock based compensation.	$5,207	$1,248	$6,849	$13,304

Results of Operations:
For the Nine Months Ended September 30, 2009
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$264,753	$130,854	$—	$395,607

Cost of services sold	158,453	100,180	—	258,633

Office and general expenses	57,032	22,723	12,769	92,524

Depreciation and amortization	16,191	6,184	288	22,663

Operating Profit/(Loss)	33,077	1,767	(13,057)	21,787

Other Income (Expense):
Other expense, net				(2,979)
Interest expense, net				(10,984)

Income from continuing operations before income taxes, equity in affiliates				7,824
Income tax expense				3,589

Income from continuing operations before equity in affiliates				4,235
Equity in earnings of non-consolidated affiliates				258

Income from continuing operations				4,493
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(625)

Net income				3,868

Net income attributable to the noncontrolling interests	(3,882)	156	—	(3,726)
Net income attributable to MDC Partners Inc.				$142

Non cash stock based compensation.	$1,509	$666	$3,998	$6,173

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Revenue was $178.6 million for the quarter ended September 30, 2010, representing an increase of $44.2 million, or 32.9%, compared to revenue of $134.4 million for the quarter ended September 30, 2009. This revenue increase related primarily to acquisition growth of $33.2 million and organic growth of $10.0 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended September 30, 2010, resulted in increased revenues of $0.9 million.

The operating profit for the quarter ended September 30, 2010 was $1.3 million compared to operating profit of $10.4 million for the quarter ended September 30, 2009. The decrease in operating profit was primarily the result of a decrease in operating profit of $6.6 million in the Strategic Marketing Services segment, an increase in corporate operating expenses of $2.8 million, offset by an increase of $0.3 million within the Performance Marketing Services segment.

The loss from continuing operations attributable to MDC Partners Inc. for the third quarter of 2010 was $10.4 million, compared to income of $0.1 million in 2009. This decrease in income of $10.5 million was primarily the result of a decrease in operating profits of $9.1 million, an increase in interest expense, net, of $5.1 million, and a decrease from equity in earning of non-consolidated affiliates of $1.6 million.  These amounts were offset by a decrease in net income attributable to noncontrolling interests of $0.8 million, a decrease  in other expense, net, of $3.5 million, and a decrease in income tax expense of $0.9 million.

Marketing Communications Group

Revenues in the third quarter of 2010 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $178.6 million compared to $134.4 million in the third quarter of 2009, representing a year-over-year increase of 32.9%.

The components of the increase in revenue in 2010 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended September 30, 2009	$134,421	—
Organic	10,007	7.5%
Acquisitions	33,230	24.7%
Foreign exchange impact	939	0.7%
Quarter ended September 30, 2010	$178,597	32.9%

The geographic mix in revenues was consistent between the third quarter of 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	85%	83%
Canada	13%	15%
Other	2%	2%

The operating profit of the Marketing Communications Group decreased by approximately 41.7% to $8.9 million from $15.2 million. Operating margins decreased by 6.3% and were 5.0% for 2010 compared to 11.3% for 2009. The decrease in operating profit and operating margin was primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 13.5% in 2009 to 20.4% in 2010. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the company acting as principle versus agent for certain client contracts. Total staff costs increased $22.2 million; however, as a percentage of revenue decreased from 57.9% in 2009 to 56.0% in 2010. General and administrative costs increased as a percentage of revenue from 19.8% in 2009 to 21.0% in 2010 due to acquisition related costs and adjustments relating to deferred acquisition consideration.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the third quarter of 2010 were $110.6 million, compared to $92.5 million in the third quarter of 2009. The year-over-year increase of $18.1 million or 19.6% was attributable primarily to organic growth of $12.0 million as a result of net new business wins, and acquisition growth of $5.6 million. A weakening of the US dollar versus the Canadian dollar in 2010 compared to 2009 resulted in a $0.5 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by approximately 45.9% to $7.8 million in the third quarter of 2010 from $14.3 million in the third quarter of 2009. Operating margins decreased to 7.0% in 2010 from 15.5% in 2009. Operating profit and margin decreased due primarily to increased direct costs (excluding staff costs) as a percentage of revenue from 10.3% in 2009 to 17.8% in 2010.  In addition, total staff costs increased $11.5 million, and as a percentage of revenue increased from 55.4% in 2009 to 56.7% in 2010. This increase in staff costs represents the Company’s investment in talent, general and administrative costs increased as a percentage of revenue from 20.6% in 2009 to 21.4% in 2010, due to acquisition related costs and adjustments relating to deferred acquisition consideration.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $68.0 million for the third quarter of 2010, an increase of $26.1 million, or 62.2% higher than revenues of $41.9 million in the third quarter of 2009. The year over year increase was attributed primarily to growth from acquisitions of $27.7 million. In addition, a weakening of the US dollar verses the Canadian dollar in 2010 compared to 2009 resulted in a $0.4 million increase in revenues from the division’s Canadian-based operations. These increases were offset by reduced revenue of $2.0 million as a result of the reduction and delays of certain client spending.

The operating profit of Performance Marketing Services increased by $0.3 million in the third quarter of 2010 from $0.9 million in the third quarter of 2009 to $1.1 million in the third quarter of 2010. Total direct costs (excluding staff costs) increased $8.1 million and as a percentage of revenue increased from 20.5% in the third quarter of 2009 to 24.6% in the third quarter of 2010. General and administrative costs increased as a percentage of revenue from 18.1% in the third quarter of 2009 to 20.5% in the third quarter of 2010. The increase as a percentage of revenue was due to reduced organic revenues on relatively fixed costs within one of our operating units and due to acquisition related costs and adjustments relating to deferred acquisition consideration. Total staff costs as a percentage of revenue decreased from 63.6% in the third quarter of 2009 to 54.9% in the third quarter of 2010.  Depreciation and amortization increased by $3.0 million due to the amortization of intangibles in connection with the 2010 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations totaled $7.6 million in the third quarter of 2010 compared to $4.8 million in the third quarter of 2009. This increase of $2.8 million was primarily related to increased non cash stock based compensation due to the accelerated vesting of certain previously equity incentive issued awards.

Other Income, Net

Other income (expense) increased to income of $0.5 million in the third quarter of 2010 compared to an expense of $3.1 million in the third quarter of 2009. The 2010 income was primarily comprised of a foreign exchange gain of $0.4 million, compared to a loss of $3.1 million recorded in 2009.  Specifically, this unrealized gain and losses was due primarily to the fluctuation in the US dollar during 2010 and 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the third quarter of 2010 was $8.8 million, an increase of $5.1 million over the $3.8 million of net interest expense incurred during the third quarter of 2009. Interest expense increased in 2010 due to higher average outstanding debt in 2010, relating to the 11% senior notes issued in October 2009 and May 2010. Interest income was nominal in the third quarter of 2010 and 2009.

Income Taxes

Income tax expense was $1.2 million in the third quarter of 2009 compared to income tax expense of $0.3 million for the third quarter of 2010. The Company’s effective tax rate in 2010 and 2009 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, the 2010 effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the third quarter of 2009 the income was nominal compared to the third quarter of 2010, a loss of $1.5 million.  The loss related primarily to the write-off of an equity method investment due to continued losses.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.4 million for the third quarter of 2010, a decrease of $0.9 million from the $2.3 million of noncontrolling interest expense incurred during the third quarter of 2009, primarily due to decreased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $0.6 million, net of an income tax benefit of $0.3 million from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Zig US, which was discontinued in the third quarter of 2010.

The loss, net of an income tax benefit of $0.1 million from discontinued operations in 2009, resulted from the operating results of Zig US.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the third quarter of 2010 was $10.9 million or a loss of $0.38 per diluted share, compared to a nominal net income attributable to MDC Partners Inc. or $0.00 per diluted share reported for the third quarter of 2009.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Revenue was $484.4 million for the nine months ended September 30, 2010, representing an increase of $88.8 million, or 22.5%, compared to revenue of $395.6 million for the nine months ended September 30, 2009. This revenue increase primarily resulted from acquisition growth of $62.4 million and organic growth of $19.3 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the nine months ended September 30, 2010, resulted in increased revenues of $7.1 million.

The operating profit for 2010 was $6.5 million, compared to operating profit of $21.8 million for 2009. The decrease in operating profit was primarily the result of a decrease in operating profit of $8.3 million in the Strategic Marketing Services segment, corporate operating expenses increased by $5.1 million, and a decrease of $2.0 million within the Performance Marketing Services segment.

The loss from continuing operations attributable to MDC Partners Inc. for the first nine months of 2010 was $25.5 million, compared to income of $0.8 million in 2009. This decrease in income of $26.2 million was primarily the result of a decrease in operating profits of $15.3 million, and an increase in interest expense, net, of $13.2 million, increase in the equity loss of non-consolidated affiliates of $1.9 million, and an increase in net income attributable to noncontrolling interests of $0.8 million.  These amounts were offset by a decrease in income tax expense of $2.4 million and an increase in other income, net, of $2.6 million.

Marketing Communications Group

Revenues in 2010 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $484.4 million compared to $395.6 million in 2009, representing a year-over-year increase of 22.5%.

The components of the increase in revenue in 2010 are shown in the following table:

	Revenue
	$ 000’s	%
Nine months ended September 30, 2009	$395,607	—
Organic	19,321	4.9%
Acquisitions	62,380	15.8%
Foreign exchange impact	7,093	1.8%
Nine months ended September 30, 2010	$484,401	22.5%

The geographic mix in revenues was consistent between 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	84%	85%
Canada	14%	14%
Other	2%	1%

The operating profit of the Marketing Communications Group decreased by approximately 29.5% to $24.6 million in 2010 from $34.8 million in 2009. Operating margins decreased by 3.7% and were 5.1% for 2010 compared to 8.8% for 2009. The decrease in operating profit and operating margin was primarily attributable to an increase in direct costs (excluding staff costs) as a percentage of revenues from 13.6% in 2009 to 20.1% in 2010. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the Company acting as principle versus agent for certain client contracts. Total staff costs increased $39.0 million; however, as a percentage of revenue decreased from 60.2% in 2009 to 57.2% in 2010 as revenue growth exceeded the investments made in talent. General and administrative costs increased slightly as a percentage of revenue from 20.2% in 2009 to 20.8% in 2010 due to acquisition related costs and adjustments relating to deferred acquisition consideration.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the first nine months of 2010 were $308.7 million, compared to $264.8 million in 2009. The year-over-year increase of $43.9 million or 16.6% was attributable primarily to organic growth of $31.3 million as a result of net new business wins, and acquisition growth of $8.5 million. A weakening of the US dollar versus the Canadian dollar in 2010 compared to 2009 resulted in a $4.1 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by approximately 25.1% to $24.8 million in 2010 from $33.1 million in 2009. Operating margins decreased to 8.0% in 2010 from 12.5% in 2009. Operating profit and margin decreased due primarily to increased direct costs (excluding staff costs) as a percentage of revenue from 10.8% in 2009 to 17.1% in 2010.  In addition, total staff costs increased $24.9 million; however, as percentages of revenue decreased from 57.3% in 2009 to 57.2% in 2010, despite the Company’s investment in talent. General and administrative costs decreased as a percentage of revenue from 21.5% in 2009 to 21.0% in 2010, due to the relatively fixed nature of these costs despite acquisition related costs and adjustments relating to deferred acquisition consideration. Depreciation and amortization decreased $4.4 million, due to certain intangibles being fully amortized by the end of 2009.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $175.7 million for 2010, an increase of $44.8 million, or 34.3% higher than revenues of $130.9 million in 2009. The year over year increase was attributed primarily to growth from acquisitions of $53.9 million. In addition, a weakening of the US dollar verses the Canadian dollar in 2010 compared to 2009 resulted in a $2.9 million increase in revenues from the division’s Canadian-based operations. These increases were offset by reduced revenue of $12.0 million as a result of the reduction and delays of certain client spending.

The Performance Marketing Services incurred an operating loss of $0.2 million, a decrease of $2.0 million in 2010, from a profit of $1.8 million in 2009.  Operating loss margins were 0.1% in 2010 from an operating profit margin of 1.3% in 2009.  Direct costs (excluding staff costs) increased as a percentage of revenue from 19.2% in 2009 to 25.4% in 2010. General and administrative costs increased as a percentage of revenue from 17.4% in the first nine months of 2009 to 20.6% in the first nine months of 2010. The increase as a percentage of revenue was due to reduced organic revenues on relatively fixed costs within one of our operating units and due to acquisition related costs and adjustments relating to deferred acquisition consideration .  Total staff costs increased $14.1 million; however, decreased as a percentage of revenue from 65.9% in 2009 to 57.1% in 2010, as the Company reduced costs in connection with the reduction of organic revenues.  Depreciation and amortization increased by $5.0 million due to the amortization of intangibles in connection with the 2010 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations totaled $18.1 million in 2010 compared to $13.1 million in 2009. This increase of $5.0 million was primarily related to increased compensation and related costs of $3.3 million including $2.9 million relating to non cash stock based compensation, travel, promotional and related costs of $1.4 million, professional and other costs of $0.3 million.

Other Income, Net

Other income (expense) decreased to an expense of $0.4 million in 2010 compared to expense of $3.0 million in 2009. The 2010 expense was primarily comprised of a foreign exchange loss of $0.5 million, compared to a loss of $3.0 million recorded in 2009.  Specifically, this reduced unrealized loss was due primarily to the fluctuation in the US dollar on the balance sheet during 2010 and 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for 2010 was $24.2 million, an increase of $13.2 million over the $11.0 million of net interest expense incurred during 2009. Interest expense increased in 2010 due to higher average outstanding debt in 2010, relating to the 11% senior notes issued in October 2009 and May 2010. Interest income was $0.2 million in 2010 compared to $0.3 million in 2009.

Income Taxes

Income tax expense was $3.6 million in 2009 compared to income tax expense of $1.2 million for 2010. The Company’s effective tax rate in 2010 and 2009 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, the 2010 effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For 2010 a loss of $1.6  million compared to 2009 income of $0.3 million was recorded due to the write-off of an equity method investment due to continued losses.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $4.5 million for 2010, an increase of $0.8 million from the $3.7 million of noncontrolling interest expense incurred during 2009, primarily due to increased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $1.4 million, net of an income tax benefit of $0.7 million from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Fearless and Zig US, which were discontinued in the second and third quarters of 2010.

The loss, net of an income tax benefit of $0.6 million from discontinued operations in 2009, resulted from the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”), which was discontinued in 2008 with the completion of the sale of Bratskeir’s remaining assets in April 2009 and the operations of Zig US.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for 2010 was $26.9 million or a loss of $0.96 per diluted share, compared to a net income attributable to MDC Partners Inc. of $0.1 million or $0.01 per diluted share reported for 2009.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2010	As of and for the nine months ended September 30, 2009	As of and for the year ended December 31, 2009
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$40,995	$70,937	$51,926
Working capital (deficit)	$(70,413)	$(27,593)	$(40,152)
Cash from operations	$25,273	$50,174	$59,903
Cash from investing	$(87,091)	$(11,159)	$(66,199)
Cash from financing	$50,865	$(8,923)	$20,037
Long-term debt to total equity ratio	2.34	1.84	2.31
Fixed charge coverage ratio	N/A	1.52	N/A
Fixed charge deficiency	$17,900	N/A	$3,350

As of September 30, 2010, and December 31, 2009, $10.6 million and $14.1 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the WF Credit Agreement by using available cash.

The Company intends to maintain sufficient cash to fund operations for the next twelve months.

Working Capital

At September 30, 2010, the Company had a working capital deficit of $70.4 million compared to a deficit of $40.2 million at December 31, 2009. The decrease in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2010, $4.9 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the WF Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2010 was $26.4 million. This was attributable primarily to a net operating loss from continuing operations of $21.0 million, increase in accounts receivable of $39.2 million, an increase in prepaid expenses and other current assets of $2.2 million. This use of cash was offset by depreciation and amortization and non-cash stock compensation of $38.1 million, an increase of advance billings to clients of $35.9 million, an increase in accounts payable, accruals and other liabilities of $9.3 million, a decrease in expenditures billable to clients of $2.1 million, adjustments to deferred acquisition consideration of $3.6 million, and a loss from non-consolidated affiliates of $1.6 million. Discontinued operations attributable to MDC Partners used cash of $1.1 million in the nine months ended September 30, 2010.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2009 was $50.4 million. This was attributable primarily to income from continuing operations of $4.5 million, depreciation and amortization and non-cash stock compensation of $29.8 million, and an increase in accounts payable, accruals, advance billings to clients, prepaids and other non-current assets and liabilities of $36.2 million. This cash provided by continuing operations was partially offset by an increase in accounts receivable of $18.7 million and an increase in expenditures billable to clients of $7.5 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the nine months ended September 30, 2009.

Investing Activities

Cash flows used in investing activities were $87.1 million for the nine months ended September 30, 2010, compared with $11.2 million in the nine months ended September 30, 2009.

In the nine months ended September 30, 2010, capital expenditures totaled $8.2 million, of which $4.4 million was incurred by the Strategic Marketing Services segment, $3.4 million was incurred by the Performance Marketing Services segment, and $0.3 million was incurred by corporate.  These expenditures consisted primarily of computer equipment and furniture and fixtures. Expenditures for capital assets in the nine months ended September 30, 2009 were $3.3 million. Of this amount, $2.3 million was incurred by the Strategic Marketing Services segment and $0.9 million was incurred by the Performance Marketing services Segment. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the nine months ended September 30, 2010, cash flow used for acquisitions and step-ups was $78.0 million of which $50.1 million was paid in the acquisition of equity interests in Team, Communifx, IMS, Sloane, Allison, Infolure, Relevent, Kwittken, Think 360, and Plaid, and $27.9 million was paid related to the settlement of deferred acquisition consideration and step-ups. Cash flow used in acquisitions was $8.1 million in the nine months ended September 30, 2009 and related to the settlement of put options and deferred acquisition consideration payments and acquisitions net of cash acquired.

Financing Activities

During the nine months ended September 30, 2010, cash flows provided by financing activities amounted to $50.9 million, and consisted primarily from proceeds of $67.6 million relating to the additional issuance of 11% Senior Notes, offset by, distributions to noncontrolling partners $7.0 million, of payment of dividends of $6.0 million, payment of deferred financing costs of $1.5 million, repayments of long-term debt of $0.8 million and the purchase of treasury shares for income tax withholding requirements of $1.7 million. During the nine months ended September 30, 2009, cash flows used in financing activities amounted to $8.9 million, and primarily consisted of distributions to noncontrolling partners of $6.2 million, repayments of long-term debt and advances under the old Financing Agreement of $2.1 million and the purchase of treasury shares for income tax withholding requirements of $0.6 million.

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

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors issued and sold $65 million aggregate principal amount of 11% Senior Notes due 2016.  The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes.  The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67.2 million, which included an original issue premium of $2.6 million, and underwriter fees of $0.4 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes, including acquisitions.

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

Revolving Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving credit facility (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. The WF Credit Agreement replaced the Company’s existing $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate and Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowings is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lenders under the WF Credit Agreement in respect of unused commitments thereunder.

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

Debt as of September 30, 2010 was $286.1 million, an increase of $68.2 million compared with the $217.9 million outstanding at December 31, 2009, primarily as a result of the additional issuance of $65 million 11% notes.  At September 30, 2010, $69.0 million was available under the WF Credit Agreement.

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

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total debt ratio, (ii) fixed charges ratio, and (iii) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Facility. For the period ended September 30, 2010, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Facility, respectively, were as follows:

September 30, 2010
Total Senior Leverage Ratio	(0.28)
Maximum per covenant	2.0

Fixed Charges Ratio	3.45
Minimum per covenant	1.25

Earnings before interest, taxes, depreciation and amortization	$79.2 million
Minimum per covenant	$76.9 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Facility, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at September 30, 2010. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. The Accounting Standards Codification’s revised guidance on business combinations now requires that contingent purchase obligations are recorded as a liability and included in the original acquisition accounting. At September 30, 2010, there was $82.3 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2010, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $31.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2.4 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $10.5 million only upon termination of such owner’s employment with such applicable subsidiary. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $6.0 million of the estimated $31.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $8.8 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2010	2011	2012	2013	2014 & Thereafter	Total
	($ Millions)
Cash	$5.9	$1.8	$9.0	$3.0	$9.3	$29.0
Shares	0.1	0.6	0.7	0.7	0.3	2.4
	$6.0	$2.4	$9.7	$3.7	$9.6	$31.4	(1)
Operating income before depreciation and amortization to be received(2)	$2.0	$0.9	$1.6	$2.0	$2.3	$8.8
Cumulative operating income before depreciation and amortization(3)	$2.0	$2.9	$4.5	$6.5	8.8		$(5)

(1)	This amount has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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
Business Combinations .  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. There were no adjustments for remeasurement for the year ended December 31, 2009. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. For the three and nine months ended September 30, 2010, $0.9 million and $1.7 million and nil, respectively, of acquisition related costs have been charged to operations. For the three and nine months ended September 30, 2009, no acquisition related costs were charged to operations.
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

Debt Instruments:   At September 30, 2010, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of nil, as of September 30, 2010, a 1.0% increase or decrease in the weighted average interest rate, which was 6.0% at September 30, 2010, would have a nominal interest impact.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None.

Item 6.  Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

October 29, 2010

EXHIBIT INDEX

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated as of October 23, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee. *

10.1	Amendment No. 1 dated August 5, 2010, to the Employment Agreement made as of August 20, 2007, by and between MDC Partners Inc. and Stephen Pustil. *

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.