Form 10-K
period 2010-12-31
MDC PARTNERS INC
filed 2011-03-14
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

950 Third Avenue,
New York, NY, 10022
(646) 429-1800

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2010 was approximately $260.7 million, computed upon the basis of the closing sales price ($10.48/share) of the Class A subordinate voting shares on that date.

As of March 1, 2011, there were 29,536,114 outstanding shares of Class A subordinate voting shares without par value, and 2,503 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2011, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources & Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions”.

AVAILABLE INFORMATION

Information regarding the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (“SEC”). The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Annual Report or Form 10-K. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F. Street, N.E., Washington, DC 20549. Please call the SEC at 1 (800) SEC-0330 for further information on the public reference room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.

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

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under its WF Credit Facility and through incurrence of bridge or other debt financing, any of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

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

MDC is a leading provider of marketing communications services to customers globally. MDC has operating units in the United States, Canada, Europe, and the Caribbean.

MDC’s subsidiaries provide a comprehensive range of marketing communications and consulting services, including advertising, interactive and mobile marketing, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, corporate identity, design and branding and other related services.

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

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services

The Strategic Marketing Services segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, and sales promotion to national and global clients. The Strategic Marketing Services segment is comprised of the following agencies: 72andSunny; Allison & Partners; Attention, Bruce Mau Design; Capital C Partners; Colle + McVoy; Company C; Crispin Porter + Bogusky; Crispin Porter + Bogusky Canada; Hello Design; henderson bas; HL Group Partners; kirshenbaum bond senecal + partners; Kbs+p Canada; Kwittken; Mono Advertising; Redscout; Skinny NYC; Sloane & Company; Veritas Communications; VitroRobertson; Yamamoto Moss MacKenzie; and Zyman Group.

Performance Marketing Services

The Performance Marketing Services segment includes firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment and growth for regional, national and global clients. The Performance Marketing Services segment is comprised of the following agencies: 6degrees Communications; Accent; Bryan Mills Iradesso; Communifx Partners; Computer Composition; Hudson and Sunset Media; Kenna Communications; Northstar Research Partners; Onbrand; Relevent; Source Marketing; TargetCom; and Team.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2010. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Other-Balance Sheet Commitments — Put Rights of Subsidiaries’ Noncontrolling Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC PARTNERS INC.

SCHEDULE OF CURRENT AND POTENTIAL MARKETING
COMMUNICATIONS COMPANY OWNERSHIP

Company	% Owned at 12/31/10	Year of Initial Investment	Put/Call Options
			2011	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
72andSunny Partners LLC	51.0%	2010	—	Note 1
Allison & Partners LLC	51.0%	2010	—	Note 2
Attention Partners LLC	51.0%	2009	—	Note 3
Bruce Mau Design Inc.	75.0%	2004	—
Capital C Partners LP	80.0%	2010	—	Note 4
Colle & McVoy, LLC	95.0%	1999	—	Note 5
Crispin Porter & Bogusky, LLC	100.0%	2001	—
Crispin Porter + Bogusky Canada Inc. (f.k.a. Zig Inc.)	100.0%	2004	—	Note 6
Company C Communications LLC	100.0%	2000	—	Note 7
Hello Design, LLC	49.0%	2004	—
henderson bas partnership	65.0%	2004	100.0%
HL Group Partners, LLC	65.9%	2007	—	Note 8
kirshenbaum bond senecal & partners, LLC	100.0%	2004	—
Kbs+p Atlanta (f.k.a. Fletcher Martin, LLC)	100.0%	1999	—
Kbs+p Canada, Inc. (f.k.a. Allard Johnson Communications Inc.)	100.0%	1992	—	Note 9
Kwittken PR LLC	60.0%	2010	—	Note 10
Mono Advertising, LLC	49.9%	2004	60.0%	Note 11
Redscout, LLC	60.0%	2007	—	Note 12
Sloane & Company LLC	70.0%	2010		Note 13
Skinny NYC, LLC	50.1%	2008	—	Note 14
Veritas Communications Inc.	64.1%	1993	81.5%	Note 15
Vitro Robertson, LLC	77.0%	2004	95.0%	Note 16
Yamamoto Moss Mackenzie, Inc.	100.0%	2000	—
Zyman Group, LLC	96.0%	2005	—	Note 17
Performance Marketing Services
Accent Marketing Services, LLC	100.0%	1999	—
6degrees Integrated Communications Inc. (f.k.a. Accumark Communications Inc.)	55.0%	1993	68.3%	Note 18
Bryan Mills Iradesso Corp.	62.8%	1989	88.2%	Note 19
Communifx Partners, LLC	69.7%	2010	—	Note 20
Computer Composition of Canada Inc.	100.0%	1988	—
Integrated Media Solutions Partners LLC	75.0%	2010	—	Note 21
Kenna Communications LP	80.0%	2010		Note 22
Northstar Research Partners Inc.	70.0%	1998	—	Note 23
656712 Ontario Limited (d.b.a. Onbrand)	89.0%	1992	—
Relevent Partners LLC	60.0%	2010	—
Hudson and Sunset Media LLC (f.k.a. Shout Media LLC)	51.0%	2010	—
Source Marketing, LLC	83.0%	1998	87.1%	Note 24
TargetCom, LLC	100.0%	2000	—	Note 25
The Arsenal LLC (f.k.a. Team Holdings LLC)	60.0%	2010	—	Note 26
Equity Accounted:
Adrenalina, LLC	49.9%	2007	—	Note 27

Notes

(1)	MDC has the right to increase its ownership interest in 72 and Sunny through acquisition of an incremental interest of up to 100% in 2016.
(2)	MDC has the right to increase its ownership interest in Allison & Partners LLC through acquisition of an incremental interest, and other holders have the right to put only upon termination to MDC the same incremental interest up to 100% of this entity in 2015.
(3)	Attention Partners LLC is owned by HL Group Partners, LLC. HL Group Partners, LLC has the right to increase its ownership in Attention Partners, LLC through acquisitions of incremental interests, and the other interest holders has the right to put to HL Group Partners, LLC the same incremental interests up to 100% only upon termination.
(4)	MDC has the right to increase its ownership interest in Capital C Partners LP through acquisition of an incremental interest, up to 90% in 2015, and up to 100% in 2017.
(5)	MDC has the right to increase its economic ownership in Colle & McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(6)	During 2010, MDC has increased its ownership in Crispin Porter + Bogusky Canada Inc. 100% through acquisitions of incremental interests.
(7)	During 2010, MDC increased its economic ownership in Company C Communications, LLC through acquisition of an incremental interest. Effective October 1, 2008, Company C is operated as a division of kirshenbaum bond senecal & partners, LLC.
(8)	MDC has the right to increase its ownership in HL Group Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 72.4% of this entity in 2012, up to 82.62% in 2013 and up to 93.73% in 2014. Effective January 25, 2010, MDC acquired an additional 1% membership interest in HL Group Partners, LLC.
(9)	During 2010, MDC has increased its ownership in Kbs+p Canada Inc. to 100% through acquisitions of incremental interest.
(10)	MDC has the right to increase its ownership in Kwittken PR LLC through acquisitions of incremental interests, up to 100% of this entity in 2015.
(11)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 54.9% of this entity in 2010, up to 60.0% in 2011, up to 65.0% in 2012, up to 70.0% in 2013 and up to 75.0% in 2014.
(12)	MDC has the right to increase its ownership in Redscout, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 80% of this entity in 2012.
(13)	MDC has the right to increase its ownership interest in Sloane & Company LLC through acquisition of incremental interests, and other interest holders have the right to put to MDC the same incremental interests up to 100% in 2015.
(14)	MDC has the right to increase its ownership in Skinny NYC, LLC through acquisition of incremental interests, and the other interest holders have the right to put to MDC the same incremental interest, up to 60.1% of this entity in 2014, up to 70.1% of this entity in 2015 and up to 80.1% of this entity in 2016.
(15)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 81.5% of this entity in 2011, up to 95.1% in 2012 and up to 100% in 2013.

(16)	MDC has the right to increase its ownership in Vitro Robertson, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 95% of this entity in 2011, up to 97.5% in 2012 and up to 100% in 2013.
(17)	In January 2009, Zyman Group, LLC has become an operating division of kirshenbaum bond senecal & partners, LLC.
(18)	MDC has the right to increase its ownership in 6degrees Integrated Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 68.3% of this entity in 2011 and up to 75.0% in 2012. MDC’s current economic interest is 42%.
(19)	MDC has the right to increase its ownership in Bryan Mills Iradesso, Corp. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(20)	MDC has the right to increase its ownership in Communifx Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 100% of this entity in 2013.
(21)	MDC has the right to increase its ownership interest in Integrated Media Solutions Partners LLC through acquisitions of incremental interests, up to 100% of this entity in 2015.
(22)	MDC has the right to increase its ownership interest in Kenna Communications LP through acquisition of an incremental interest, up to 100% in 2015.
(23)	MDC has the right to increase its ownership in Northstar Research Partners Inc. through acquisitions of incremental interests, and the other holders have the right to put to MDC the same incremental interests, up to 100% of this entity in 2013.
(24)	MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up 87.1% of this entity in 2011 and 91.3% in 2012 and 100% in 2013.
(25)	Effective January 1, 2009, Targetcom LLC is operating as a division of Accent Marketing Services, LLC.
(26)	MDC has the right to increase its ownership in The Arsenal, LLC, through acquisition of an incremental interest, up to 100% of this entity in 2013.
(27)	Effective September 1, 2010, MDC has written off the value of its investment in Adrenalina, LLC.

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

During 2010, 2009 and 2008, the Company’s largest client, Sprint, accounted for approximately 8%, 16% and 19% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 37%, 49% and 45% of 2010, 2009 and 2008 revenues, respectively.

Employees

As of December 31, 2010, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	2,559
Performance Marketing Services	3,323
Corporate	38
Total	5,920

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

Future economic and financial conditions could adversely impact our financial condition and results.

Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009 and 2010. The pace of the global economic recovery is uneven and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position in 2011.

a. As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

The recent economic downturn affected the advertising and marketing services industry more severely than other industries. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Further decreases in our revenue would negatively affect our financial results, including a reduction of our estimates of free cash flow from operations.

b. If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The recent unfavorable economic and financial conditions that have impacted many sectors of the economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, credit agreement covenant violations or reduced liquidity. Our 10 largest clients (measured by revenue generated) accounted for 37% of revenue in 2010.

c. Conditions in the credit markets could adversely impact our results of operations and financial position.

Turmoil in the credit markets or a contraction in the availability of credit would make it more difficult for businesses to meet their capital requirements and could lead clients to change their financial relationship with their vendors, including us. If that were to occur, it could materially adversely impact our results of operations and financial position.

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

The loss of lines of credit under our WF Credit Facility, and compliance with the covenants in the indenture governing our 11% notes, could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.

MDC uses amounts available under the WF Credit Facility, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

The Company is currently in compliance with all of the terms and conditions of the WF Credit Facility. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the WF Credit Facility, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options would be materially adversely affected.

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

Goodwill and intangible assets may become impaired.

We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with U.S. GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill relating to continuing operations is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

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

In addition, laws and regulations related to user privacy, use of personal information and internet tracking technologies have been proposed or enacted in the United States and certain international markets. These laws and regulations could affect the acceptance of the internet as an advertising medium. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.

The indenture governing the 11% Notes and the WF Credit Facility governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.

The indenture governing the 11% Notes and the WF Credit Facility governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. The WF Credit Facility is subject to various additional covenants, including senior and total leverage ratios, a fixed charges ratio, a minimum Earning before interest, taxes, depreciation, and amortization level, and a minimum accounts receivable level. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 11% Notes.

As of December 31, 2010, MDC had $286.2 million net of original issue discount of indebtedness. In addition, we have and expect to continue to make additional drawings under the WF Credit Facility from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under the WF Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation. Our level of indebtedness could have important consequences. For example it could:

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

We may incur substantial additional indebtedness in the future. The terms of our Credit Agreement and the indenture governing the11% Notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. If we or our subsidiaries incur additional indebtedness, the related risks that we face could increase.

We are a holding company dependent on our subsidiaries for our ability to service our debt and pay dividends.

MDC is a holding company with no operations of our own. Consequently, our ability to service our debt and to pay cash dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Although our operating subsidiaries have generally agreed to allow us to consolidate and “sweep” cash, subject to the timing of payments due to minority holders, any distribution of earnings to us from our subsidiaries is contingent upon the subsidiaries’ earnings and various other business considerations. Also, our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

We could change our existing dividend practice in the future.

The declaration and payment of dividends on our common stock is at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 11% Notes, future earnings, capital requirements, our general financial condition and general business conditions. MDC’s practice is to pay dividends only out of excess free cash flow from operations, and in the event that worsening economic conditions, disruptions in the credit markets or other factors have a significant effect on our liquidity, MDC’s board of directors could decide to reduce or suspend dividend payments in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and the “Management’s Discussion and Analysis” for the impact of occupancy costs on the Company’s operating expenses.

The Company maintains office space in many cities in the United States, Canada, Europe, and the Caribbean. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-US businesses are denominated in other than US dollars and are therefore subject to changes in foreign exchange rates.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is the Toronto Stock Exchange (symbol: “MDZ.A”). As of March 1, 2011, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2010 and 2009, are as follows:

Nasdaq

Quarter Ended	High	Low
	($ per Share)
March 31, 2009	3.87	2.50
June 30, 2009	6.00	3.24
September 30, 2009	8.10	5.44
December 31, 2009	9.00	6.88
March 31, 2010	11.20	8.29
June 30, 2010	13.19	10.30
September 30, 2010	13.59	10.07
December 31, 2010	17.47	13.19

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C$ per Share)
March 31, 2009	4.75	3.22
June 30, 2009	6.85	4.00
September 30, 2009	8.74	6.27
December 31, 2009	9.98	7.50
March 31, 2010	11.30	8.54
June 30, 2010	13.51	10.46
September 30, 2010	13.78	10.11
December 31, 2010	17.37	13.39

As of March 1, 2011, the last reported sale price of the Class A subordinate voting shares was $16.84 on NASDAQ and C$16.45 on the Toronto Stock Exchange.

Dividend Practice

In 2010, MDC’s board of directors declared the following dividends: a $0.10 per share quarterly dividend to all shareholders of record as of the close of business on February 12, 2010; an $0.11 per share quarterly dividend to all shareholders of record as of the close of business on August 13, 2010; and a $0.13 per share quarterly dividend to all shareholders of record as of the close of business on November 12, 2010. MDC’s practice is to pay dividends only out of excess free cash flow from operations. MDC is further limited in the extent to which we are able to pay dividends under our Credit Agreement and the indenture governing the 11% Notes. The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 11% Notes, future earnings, capital requirements, our general financial condition and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2010.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	216,200	$9.41	1,668,919
Stock appreciation rights	2,597,808 (1)	$3.78	940,626
Not approved by stockholders:
None	—	—	—

(1)	Based on December 31, 2010 closing Class A subordinate voting share price on NASDAQ of $17.27.

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

See also Note 13 of the notes to the consolidated financial statements included herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2010, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement, the Company is currently restricted from repurchasing its shares in the open market.

During 2010, the Company’s employees surrendered 282,954 Class A shares valued at approximately $3.5 million in connection with the required tax withholding resulting from the vesting of restricted stock. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2010.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$697,825	$545,141	$583,271	$532,947	$403,030
Operating profit	$28,929	$21,096	$20,698	$23,561	$23,491
Income (loss) from continuing operations	$(2,872)	$(11,239)	$18,638	$2,467	$8,471
Stock-based compensation included in income from continuing operations	$16,507	$15,444	$14,437	$10,217	$8,361
Earnings (Loss) per Share
Basic
Continuing operations attributable to MDC Partners Inc.	$(0.46)	$(0.61)	$0.39	$(0.72)	$(0.35)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.46)	$(0.61)	$0.38	$(0.72)	$(0.35)
Cash dividends declared per share	$0.34	$—	$—	$—	$—
Financial Position Data
Total assets	$914,348	$604,519	$529,239	$520,698	$493,501
Total debt	$286,216	$217,946	$181,498	$164,754	$95,454
Redeemable noncontrolling interest	$77,560	$33,728	$21,751	$24,187	$45,682
Deferred acquisition consideration	$107,991	$30,645	$5,538	$2,511	$2,721
Fixed charge coverage ratio	N/A	N/A	2.03	1.44	2.04
Fixed charge deficiency	$3,265	$2,497	N/A	N/A	N/A

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2010

During 2010, the Company completed a significant number of acquisitions. Please see Note 4 of the notes to the consolidated financial statements included herein for a summary of these acquisitions.

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

Effective September 30, 2010, the Company ceased Zig (USA) LLC operations. All periods have been restated to reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

Year Ended December 31, 2009

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. In addition, the Company entered into a $75 million Revolving Credit Facility, expiring in October 2014. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and redeemed its outstanding 8% C$45 million convertible debentures. As a result, the Company incurred $4.5 million of early termination fees and wrote off of the remaining deferred financing costs relating to its prior Financing Agreement and convertible debentures.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2010 means the period beginning January 1, 2010, and ending December 31, 2010).

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

Marketing Communications Businesses

Through its operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the United States, Canada, Europe, and the Caribbean.

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

Certain Factors Affecting Our Business

Overall Factors Affecting our Business and Results of Operations. The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client loses occur for of a variety of factors. The two most significant factors are; clients’ desire to change marketing communication firms, and the creative product our firms are offering. A client may choose to change marketing communication firms for any number of reasons, such as a change in top management and the new management wants to go retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and they feel a change is in order to generate additional revenues.

Clients will generally reduce or increase their spending or outsourcing needs based on their current business trends and profitability. These types of changes impact the Performance Marketing Services Group more than the Strategic Marketing Services Group due to the Performance Marketing Services Group having clients who require project-based work as opposed to the Strategic Marketing Services Group who primarily have retainer-based relationships.

Acquisitions and Dispositions. Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2008 to 2010 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” in the notes to the consolidated financial statements.

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

Fourth Quarter Results. Revenues for the fourth quarter of 2010 increased to $213.4 million, compared to the 2009 fourth quarter revenues of $149.5 million. The increase consisted of organic growth of $20.8 million acquisition revenue of $41.9 million and a $1.3 million increase due to foreign currency fluctuations. The Strategic Marketing Services segment had revenue growth of $24.4 million, of which $13.5 million is organic and $10.1 million is acquisition. The Performance Marketing Services segment had increased revenue of $39.5 million in 2010 of which $7.3 million was organic and $31.8 million was acquisition. Operating results for the fourth quarter of 2010 resulted in income of $21.8 million compared to a loss of $0.7 million in 2009. The increase in operating profits was primarily related to the increase in revenue. Income (loss) from continuing operations for the fourth quarter of 2010 was income $17.4 million compared to a loss of $15.9 million in 2009. The 2009 fourth quarter loss is attributable to a loss in operating income of $0.7 million compared to income of $21.8 million in 2010. Interest expense was higher in 2009 by $1.6 million, income tax expense was also higher by $6.4 million and equity in earning of affiliates was a loss in 2009 of $0.3 million compared to income in 2010 of $2.5 million. The increase in operating income of $22.5 million in 2010 over 2009 was primarily due to the increased revenue in 2010. Interest expense increased due to the Company’s refinancing of its outstanding debt. Income tax expense was higher primarily due to additional valuation allowance reserves and non-deductible stock-based compensation in 2009. The 2010 income in equity affiliates relates to distributions in excess of the Company’s carrying value of one of its equity method investments.

Summary of Key Transactions

Year Ended December 31, 2010

The Company completed several key acquisitions in 2010. These acquisitions included the acquisition of 60% of the equity interests in The Arsenal LLC (“Team”); 75% of the equity interest in Integrated Media Solutions, LLC; 51% of the equity interests in Allison & Partners LLC; 70% of the equity interests in Sloane & Company LLC; 60% of the equity interests of Relevent Partners LLC; 80% of the total outstanding equity interests in each of Kenna Communications LP and Capital C Partners LP; and 51% of the equity interests in 72andSunny Partners LLC.

The total aggregate purchase price for these 2010 transactions was $182.1 million, which included closing cash payments equal to $92.4 million and additional estimated contingent purchase payments in future years of approximately $89.7 million. See Note 4 of the notes to the consolidated financial statements included herein for additional information on these and other acquisitions.

On May 14, 2010, the Company and its wholly-owned subsidiaries (as guarantors) issued and sold an additional $65 million aggregate principal amount of 11% Senior Notes due 2016. The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving WF Credit Facility, and for acquisitions and other general corporate purposes.

Year Ended December 31, 2009

New Financing

On October 23, 2009, the Company completed a $300 million refinancing of its existing debt arrangements. The Company issued $225 million of 11% senior notes and obtained a new $75 million revolving WF Credit Facility. The proceeds were used to pay off the existing Fortress Facility, consisting of the $130 million term loan, and the C$45 million convertible debentures. The proceeds were also used for the early payment of $46.0 million of deferred acquisition consideration relating to kirshenbaum bond senecal & partners LLC (“KBSP”) and Crispin Porter & Bogusky LLC (“CPB”). In connection with the repayment of its prior indebtedness, the Company incurred termination fees and expenses of $2.0 million and wrote off deferred financing costs of $2.5 million.

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

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$438,941	$258,884	$—	$697,825
Cost of services sold	289,409	188,082	—	477,491
Office and general expenses	90,622	44,011	22,291	156,924
Depreciation and amortization	17,917	16,196	368	34,481
Operating Profit (Loss)	40,993	10,595	(22,659)	28,929
Other Income (Expense):
Other income, net				381
Foreign exchange gain				69
Interest expense, net				(33,282)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(3,903)
Income tax recovery				165
Loss from continuing operations before equity in affiliates and noncontrolling interests				(3,738)
Equity in earnings of affiliates				866
Loss from continuing operations				(2,872)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,494)
Net loss				(5,366)
Net income attributable to noncontrolling interests	(7,211)	(2,863)	—	(10,074)
Net loss attributable to MDC Partners Inc.				$(15,440)
Stock-based compensation	$7,282	$1,992	$7,233	$16,507

	For the Year Ended December 31, 2009
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$370,615	$174,526	$—	$545,141
Cost of services sold	220,714	132,297	—	353,011
Office and general expenses	87,633	30,898	18,091	136,622
Depreciation and amortization	25,518	8,466	428	34,412
Operating Profit (Loss)	36,750	2,865	(18,519)	21,096
Other Income (Expense):
Other expense, net				(91)
Foreign exchange loss				(1,956)
Interest expense, net				(21,744)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(2,695)
Income tax expense				(8,536)
Loss from continuing operations before equity in affiliates and noncontrolling interests				(11,231)
Equity loss in earnings of affiliates				(8)
Loss from continuing operations				(11,239)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,519)
Net loss				(12,758)
Net income attributable to noncontrolling interests	(4,851)	(715)	—	(5,566)
Net loss attributable to MDC Partners Inc.				$(18,324)
Stock-based compensation	$8,742	$868	$5,834	$15,444

	For the Year Ended December 31, 2008
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$362,203	$221,068	$—	$583,271
Cost of services sold	225,569	165,446	—	391,015
Office and general expenses	84,071	35,725	17,622	137,418
Depreciation and amortization	24,550	9,189	401	34,140
Operating Profit (Loss)	28,013	10,708	(18,023)	20,698
Other Income (Expense):
Other expense, net				(14)
Foreign exchange gain				13,257
Interest expense, net				(13,255)
Income from continuing operations before income taxes and equity in affiliates				20,686
Income tax expense				(2,397)
Income from continuing operations before equity in affiliates and noncontrolling interests				18,289
Equity in earnings of affiliates				349
Income from continuing operations				18,638
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(10,205)
Net income				8,433
Net income attributable to the noncontrolling interests	(5,466)	(2,834)	—	(8,300)
Net income attributable to MDC Partners Inc.				$133
Stock-based compensation	$6,162	$3,697	$4,578	$14,437

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue was $697.8 million for the year ended 2010, representing an increase of $152.7 million, or 28.1%, compared to revenue of $545.1 million for the year ended 2009. This increase relates primarily to acquisition growth of $105.8 million and an increase in organic revenue of $38.5 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2010, resulted in an increase of $8.4 million.

Operating profit for the year ended 2010 was $28.9 million compared to $21.1 million in 2009. Operating profit increased by $4.2 million in the Strategic Marketing Services, and by $7.7 million within the Performance Marketing Services segment. Corporate operating expenses increased by $4.1 million in 2010.

Income (loss) from continuing operations was a loss of $2.9 million in 2010, compared to a loss of $11.2 million in 2009. This increase in income of $8.3 million was primarily attributable to the increase in operating profit, offset by an increase in net interest expense equal to $11.5 million. This increase in net interest expense was primarily due to the Company’s outstanding 11% senior notes. These amounts were impacted by a decrease in foreign exchange losses from a loss of $2.0 million in 2009 to income of $0.1 million in 2010, and an increase in other income, net of $0.5 million from a loss of $0.1 million in 2009 to income of $0.4 million in 2010. In addition, income tax expense decreased $8.7 million, from $8.5 million in 2009 to a benefit of $0.2 million in 2010. Equity in earnings of non-consolidated affiliates increased by $0.9 million due to distributions in excess of the Company’s carrying value of one equity method investment of $2.6 million, offset by the write-off of another equity method investment due to continued losses.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $697.8 million in the aggregate in 2010, compared to $545.1 million in 2009, representing a year-over-year increase of 28%.

The components of the revenue for 2010 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2009	$545,141	—
Acquisition	105,851	19.4%
Organic	38,477	7.1%
Foreign exchange impact	8,356	1.5%
Year ended December 31, 2010	$697,825	28.0%

The geographic mix in revenues was relatively consistent between 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	84%	83%
Canada	14%	15%
Europe and other	2%	2%

The operating profit of the Marketing Communications Group increased by approximately 30.2% to $51.6 million in 2010, from $39.6 million in 2009. Operating margins increased to 7.4% for 2010 compared to 7.3% for 2009. The increase in operating margin is primarily attributable to increased revenues and a reduction in total staff costs as a percentage of revenues from 60.2% in 2009, to 55.3% in 2010. Direct costs (excluding staff costs) offset this increase as these costs increased as a percentage of revenues from 14.0% of revenue in 2009 to 20.6% of revenue in 2010 due to an increase in reimbursed client related direct costs. This increase in direct costs is due to the requirement that certain costs be included in both revenue and direct costs due to the Company acting as principle versus agent for certain client contracts. Office and general expenses as a percentage of revenue decreased from 21.7% in 2009, to 19.3% in 2010. This decrease was primarily a result of increased revenues on relatively fixed costs, offset by acquisition related costs and estimated deferred acquisition consideration adjustments of 0.3% in 2010 compared to minimal impact in 2009. Depreciation and amortization expenses decreased as a percentage of revenue from 6.2% in 2009, to 4.9% in 2010, due to these expenses being relatively flat at $34.0 million.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2010 were $438.9 million, compared to $370.6 million in 2009. The year-over-year increase of $68.3 million, or 18.4%, was attributable primarily to organic growth of $43.2 million or 11.7%; acquisition growth of $20.2 million or 5.4%; and a foreign exchange conversion of $4.9 million due to the weakening of the US dollar compared to the Canadian dollar. This organic revenue growth was driven by net new business wins.

The operating profit of Strategic Marketing Services increased by approximately 11.5% to $41.0 million in 2010, from $36.8 million in 2009, while operating margins decreased to 9.3% in 2010 from 9.9% in 2009. The increase in operating profit was primarily due to the increased revenue. The decrease in operating margin was primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 11.0% of revenue in 2009, to 16.8% of revenue in 2010. In addition, margins were negatively impacted by acquisition related costs and estimated deferred acquisition consideration adjustments of 0.6% in 2010 compared to minimal impact in 2009. Total staff costs as a percentage of revenue decreased from 58.3% in 2009 to 55.8% in 2010, helping to offset increase in direct costs as a percentage of revenue despite the Company’s investment in talent. Depreciation and amortization decreased as a percentage of revenue from 6.9% during 2009 to 4.1% during 2010.

Performance Marketing Services

Performance Marketing Services generated revenues of $258.9 million for 2010, an increase of $84.4 million, or 48.3%, compared to revenues of $174.5 million in 2009. The year-over-year increase was attributable primarily to acquisition growth of $85.7 million and a foreign translation of $3.4 million; offset by an organic revenue decline of $4.8 million. Revenues declined due to customers reducing their outsourcing needs and reduced client project spending in 2010.

The operating profit of Performance Marketing Services increased by $7.7 million to $10.6 million in 2010, from an operating profit of $2.9 million in 2009. Operating margins improved from 1.6% in 2009 compared to 4.1% in 2010. The increase in operating profit dollars is primarily due to increased revenue. The increase in operating margin in 2010 was due primarily to a decrease in total staff costs as a percentage of revenue from 64.1% in 2009; to 54.5% in 2010. Offsetting this decrease was an increase in direct costs (excluding staff costs) as a percentage of revenue from 20.6% in 2009 to 27.0%. Office and general expenses as a percentage of revenue decreased from 17.7% in 2009 to 17.0% in 2010 due to relatively fixed costs compared to the increase in revenue. Depreciation and amortization increased due to amortization of acquired intangibles from 2010 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations increased by $4.1 million to $22.7 million in 2010, compared to $18.5 million in 2009. This increase of $4.1 million was primarily related to increased compensation and related costs of $1.9 million ($1.4 million of which consisted of non-cash stock based compensation), travel, promotional and related costs of $2.0 million and professional and other costs of $0.2 million.

Other Expense, Net

Other expense, net, increased $0.5 million in 2010 to income of $0.4 million from an expense of $0.1 million in 2009.

Foreign Exchange

The foreign exchange gain was $0.1 million for 2010, compared to a loss of $0.1 million recorded in 2009.

During 2010, the Company settled certain intercompany accounts to reduce its exposure to the continued foreign exchange fluctuations between the US dollar and Canadian dollar. As a result, the Company recorded a net minimal foreign exchange gain in 2010 compared to the loss incurred in 2009. In 2009, the Company recorded an unrealized loss that was offset by a $1.3 million realized gain on foreign exchange transactions.

Net Interest Expense

Net interest expense for 2010 was $33.3 million, an increase of $11.5 million over the $21.7 million net interest expense incurred during 2009. Interest expense increased $11.4 million in 2010 due to the refinancing completed in October 2009 and the additional $65 million 11% senior notes issued in May 2010. Interest expense also increased due to the higher debt outstanding and higher interest rates on the refinanced debt. Interest income was $0.2 million for 2010, as compared to $0.4 million in 2009.

Income Taxes

Income tax benefit in 2010 was $0.2 million compared to expense of $8.5 million for 2009. In 2010, the Company’s effective tax rate was substantially lower than the statutory tax rate due to a decrease in the Company’s valuation allowance, and noncontrolling interest charges. These amounts were offset in part by non-deductible stock based compensation and a reserve established for potential tax positions. The Company’s effective tax rate was substantially higher than the statutory rate in 2010 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income loss attributable to equity-accounted affiliate operations. In 2010, the Company incurred income of $0.9 million due to distributions in excess of the Company’s carrying value of one equity method investment of $2.6 million offset by the write-off of another equity method investment due to continued losses.

Noncontrolling Interests

Noncontrolling interest expense was $10.1 million for 2010, an increase of $4.5 million from the $5.6 million of noncontrolling interest expense incurred during 2009. The increase was primarily due to increased profitability of subsidiaries within both operating segments, which are not 100% owned.

Discontinued Operations

The loss net of taxes from discontinued operations for 2010 was $2.5 million and is comprised of the operating results of Zig (US) LLC (“Zig US”), Redscout’s 007 venture; discontinued operations of Fearless Progression LLC in 2010; and Margeotes Fertitta Powell, LLC (“MFP”) discontinued in 2007.

The loss net of taxes from discontinued operations for 2009 was $1.5 million and is comprised of the operating results of Zig US, Clifford/Bratskeir Public Relations LLC discontinued in 2009 and MFP.

Net Income

As a result of the foregoing, the net loss recorded for 2010 was $15.4 million or loss of $0.55 per diluted share, compared to a net loss of $18.3 million or $0.67 per diluted share reported for 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue was $545.1 million for the year ended 2009, representing a decrease of $38.2 million, or 6.5%, compared to revenue of $583.3 million for the year ended 2008. This decrease relates primarily to a decrease in organic revenue of $31.6 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2009, resulted in a further reduction of revenues of $6.5 million.

Operating profit for the year ended 2009 was $21.1 million compared to $20.7 million in 2008. Operating profit increased $8.7 million in the Strategic Marketing Services, which was offset by a decrease of $7.8 million, within the Performance Marketing Services segment. Corporate operating expenses increased by $0.5 million.

Income (loss) from continuing operations was a loss of $11.2 million in 2009, compared to income of $18.6 million in 2008. This decrease in income of $29.8 million was primarily attributed to the result of an unrealized foreign exchange loss of $3.2 million, offset by a realized foreign exchange gain of $1.3 million in 2009, compared to an unrealized foreign exchange gain of $13.3 million in 2008 and net interest expense increased by $8.5 million primarily due to the termination fees and expenses, write-off of the remaining deferred financing costs and increased interest expense resulting from the refinancing of existing debt. Income tax expense increased $6.1 million from $2.4 million in 2008 to $8.5 million in 2009. Equity in earnings of non-consolidated affiliates decreased by $0.4 million.

Marketing Communications Group

Revenues in 2009 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $545.1 million compared to $583.3 million in 2008, representing a year-over-year decrease of 6.5%.

The components of the revenue for 2009 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2008	$583,271	—
Organic	(31,590)	(5.4)%
Foreign exchange impact	(6,540)	(1.1)%
Year ended December 31, 2009	$545,141	(6.5)%

The geographic mix in revenues was relatively consistent between 2009 and 2008 and is demonstrated in the following table:

	2009	2008
US	83%	83%
Canada	15%	15%
Europe and other	2%	2%

The operating profit of the Marketing Communications Group increased by approximately 2.3% to $39.6 million from $38.7 million. Operating margins increased to 7.3% for 2009 compared to 6.6% for 2008. The increase in operating margin is primarily attributable to a decrease in direct costs (excluding staff costs) as a percentage of revenues from 14.6% of revenue in 2008 to 14.0% of revenue in 2009 due to an increase in reimbursed client related direct costs. Total staff costs as a percentage of revenues was 60.2% in both 2008 and 2009 despite a reduction of staff cost dollars of $23.2 million. Depreciation and amortization expenses increased as a percentage of revenue from 5.8% in 2008 to 6.3% in 2009 despite being relatively flat at $34.0 million.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2009 were $370.6 million compared to $362.2 million in 2008. The year-over-year increase of $8.4 million, or 2.3%, was attributable primarily to organic growth of $11.6 million or 3.2%. This organic growth was driven by net new business wins, offset by foreign exchange conversation of $3.2 million due to the weakening of the US dollar compared to the Canadian dollar.

The operating profit of Strategic Marketing Services increased by approximately 31.2% to $36.8 million in 2009, from $28.0 million in 2008, while operating margins increased to 9.9% in 2009 from 7.7% in 2008. The increase in operating profit and margin is primarily related to a decreased in direct costs (excluding staff costs) as a percentage of revenues from 11.7% of revenue in 2008 to 11.0% of revenue in 2009, primarily due to a decrease in reimbursed client related direct costs. Total staff costs as a percentage of revenue decreased from 58.7% in 2008 to 58.3% in 2009. Depreciation and amortization represented 6.9% and 6.8% or revenues during 2009 and 2008, respectively.

Performance Marketing Services

Performance Marketing Services generated revenues of $174.5 million for 2009, which was a decrease of $46.5 million, or 21.1%, compared to revenues of $221.1 million in 2008. The year-over-year increase was attributable primarily to organic revenue declines of $43.2 million. Revenue declines were also attributable to a weakening of the US dollar versus the Canadian dollar and British pound in 2009 compared to 2008 resulted in a $3.4 million decrease in revenues from the division’s Canadian and UK-based operations. Revenues declined due to customers reducing their outsourcing needs and reducing client project spending.

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

Other Expense, Net

Other expense, net increased to $0.1 million in 2009 from almost nil in 2008.

Foreign Exchange

The foreign exchange loss was $2.0 million for 2009 compared to a gain of $13.3 million recorded in 2008, and was due primarily to an unrealized loss due to a weakening in the US dollar during 2009 compared to the Canadian dollar primarily on its US dollar denominated intercompany balances with its Canadian subsidiaries. During 2009, the Company recorded a $1.3 million realized gain on foreign exchange transactions, which reduced the unrealized loss. At December 31, 2009, the exchange rate was 1.05 Canadian dollars to one US dollar, compared to 1.22 at the end of 2008 and 0.99 at the end of 2007.

Net Interest Expense

Net interest expense for 2009 was $21.7 million, an increase of $8.4 million over the $13.3 million net interest expense incurred during 2008. Interest expense increased $7.1 million in 2009 due to termination fees and expenses and the write-off of deferred financing costs of $4.5 million as a result of the $300 million refinancing completed in October 2009. Interest expense also increased due to the higher debt outstanding and higher interest rates on the refinanced debt. Interest income was $0.4 million for 2009, as compared to $1.7 million in 2008. This decrease was primarily due to the interest income recognized from the notes related to the sale of SPI, which was received in full in May 2009.

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

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For 2009 and 2008, a loss of almost nil and income of $0.3 million was recorded, respectively.

Noncontrolling Interests

Noncontrolling interest expense was $5.6 million for 2009, down $2.7 million from the $8.3 million of noncontrolling interest expense incurred during 2008. The decrease was primarily due to a decrease in profitability of subsidiaries within the Performance Marketing Service operating segment, which are not 100% owned.

Discontinued Operations

The loss net of taxes from discontinued operations for 2009 was $1.5 million and is comprised of the operating results of Zig (US) LLC (“Zig US”), discontinued in 2010, Clifford/Bratskeir Public Relations LLC (“Bratskeir”), discontinued in 2008 and Margeotes Fertitta Powell, LLC (“MFP”) discontinued in 2007.

The loss net of taxes from discontinued operations for 2008 was $10.2 million and is comprised of the operating results of Zig US, discontinued in 2010, Mobium, a division of Colle & McVoy, LLC (“Colle”), Bratskeir, The Ito Partnership (“Ito”) and MFP. MFP was previously discontinued in 2007; the other entities were discontinued in 2008.

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

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2010	2009	2008
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$10,949	$51,926	$41,331
Working capital (deficit)	$(102,547)	$(40,152)	$(12,091)
Cash from operations	$37,297	$67,687	$69,095
Cash from investing	$(130,253)	$(66,199)	$(50,186)
Cash from financing	$52,401	$12,253	$11,861
Ratio of long-term debt to shareholders’ equity	3.11	2.31	1.42

As at December 31, 2010, 2009 and 2008, $5.2 million, $14.1 million and $8.4 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the WF Credit Facility by using available cash.

Working Capital

At December 31, 2010, the Company had a working capital deficit of $102.5 million, compared to a deficit of $40.2 million at December 31, 2009. Working capital deficit increased by $62.4 million of which $4.3 million related to operations and an accrued working capital deficiency of $58.1 million. The decrease in working capital was primarily due to accelerated timing in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2010, 2009 and 2008, the Company made distributions to these noncontrolling interest holders of $7.7 million, $7.8 million and $11.6 million, respectively. At December 31, 2010, $8.6 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company expects that available borrowings under its Credit Agreement, together with cash flows from operations, will be sufficient over the next twelve months to adequately fund working capital deficits should there be a need to do so from time to time, as well as all of the Company’s obligations including put options and capital expenditures.

Operating Activities

Cash flow provided by continuing operations for 2010 was $39.8 million. This was attributable primarily to a loss from continuing operations of $2.9 million, plus non-cash stock based compensation of $16.5 million, depreciation and amortization of $36.6 million, a decrease in expenditures billable to clients of $23.7 million, and an increase in advance billings of $2.4 million. This was partially offset by increases in accounts receivable of $31.3 million, deferred income taxes of $5.4 million, other non-current assets and liabilities of $0.5 million, and a decrease in accounts payable, accruals and other liabilities of $0.1 million. Discontinued operations used cash of $2.5 million.

Cash flow provided by continuing operations for 2009 was $69.3 million. This was attributable primarily to a loss from continuing operations of $11.2 million, plus non-cash stock based compensation of $15.4 million, depreciation and amortization of $38.5 million, deferred income taxes of $7.0 million, an increase in accounts payable, accruals and other liabilities of $11.0 million, non current assets and liabilities of $3.1 million, an increase in advance billings of $15.8 million and foreign exchange translation of $6.6 million. This was partially offset by increases in accounts receivable of $11.4 million and expenditures billable to clients of $7.1 million. Discontinued operations used cash of $1.6 million.

Cash flow provided by continuing operations for 2008 was $72.8 million. This was attributable primarily to income from continuing operations of $18.6 million, plus non-cash stock based compensation of $14.4 million, depreciation and amortization of $35.5 million, a decrease in accounts receivable and expenditures billable to clients of $26.6 million and a decrease in prepaid expenses and other current assets of $1.4 million. This was partially offset by foreign exchange gains of $14.6 million, deferred taxes of $1.0 million, changes in other non-current assets and liabilities of $1.9 million and decreases in accounts payable, accruals and other current liabilities of $8.4 million. Discontinued operations used cash of $3.7 million.

Investing Activities

Cash flows used in investing activities were $130.3 million for 2010, compared with $66.2 million for 2009, and $50.2 million in 2008.

Cash used in acquisitions during 2010 was $117.1 million, of which $27.3 million related to earnout and deferred acquisition payments, $78.3 million related to acquisition payments and $11.5 million related to acquisition of additional equity interests pursuant to put/call option exercises.

Expenditures for capital assets in 2010 were equal to $12.5 million. Of this amount, $6.5 million was incurred by the Strategic Marketing Services segment, $5.4 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.6 million related to the purchase of Corporate assets.

Cash used in acquisitions during 2009 was $60.0 million, of which $54.0 million related to earnout and deferred acquisition payments, $3.4 million related to acquisition payments and $2.6 million related to acquisition of additional equity interests pursuant to put/call option exercises.

Expenditures for capital assets in 2009 were equal to $6.2 million. Of this amount, $3.6 million was incurred by the Strategic Marketing Services segment, $2.4 million was incurred by the Performance Marketing Services segment, and $0.2 million related to the purchase of Corporate assets. These expenditures consisted primarily of computer equipment, leasehold improvements and furniture and fixtures.

Cash used in acquisitions during 2008 was $35.6 million. Of this amount, $18.9 million was paid in the acquisition of equity interests in Crispin Porter & Bogusky, Texture Media, Clifford PR, Core Strategy Group, DMG Inc., Skinny NY, Source Marketing, Allard Johnson, and Accent Marketing. In addition, the Company paid $16.7 million as contingent deferred payments from prior acquisitions.

Expenditures for capital assets in 2008 were $14.4 million. Of this amount, $9.2 million was incurred by the Strategic Marketing Services segment, $5.1 million was incurred by the Performance Marketing Services segment, and $0.1 million related to the purchase of corporate assets. These expenditures consisted primarily of computer equipment, leasehold improvements and furniture and fixtures.

The cash used in investing activities of $0.2 million from dispositions in 2008 primarily relate to proceeds received from the sale of capital assets.

Profit distributions received from affiliates amounted to $0.6 million in 2010, $0.2 million in 2009, and $0.4 million for 2008.

Discontinued operations used cash of $0.7 million, nil, and $0.8 million in 2010, 2009 and 2008, respectively, relating to expenditures for capital assets, and in 2010 such payments also related to acquisitions and earnout payments.

Financing Activities

During the year ended December 31, 2010, cash flows provided by financing activities amounted to $52.4 million and primarily consisted of $67.6 million of proceeds from the additional 11% senior notes issuance, proceeds from bank overdrafts of $9.0 million, offset by $2.1 million of deferred financing costs relating to the senior notes and new revolving WF Credit Facility. The proceeds of the 11% senior notes issuance were partially offset by dividends paid and payable of $9.7 million, distributions to noncontrolling shareholders of $7.7 million, purchase of treasury shares of $3.5 million and repayment of long-term debt of $1.5 million.

During the year ended December 31, 2009, cash flows provided by financing activities amounted to $12.3 million and primarily consisted of $225 million of proceeds from the 11% senior notes issuance, offset by the original issue discount of $10.5 million and $10.1 million of deferred financing costs relating to the senior notes and new revolving WF Credit Facility. The proceeds were offset by repayments of $130.0 million term loans, $42.5 million convertible notes, $9.7 million relating to the old credit facility, and $7.8 million for distributions to noncontrolling interests.

During the year ended December 31, 2008, cash flows provided by financing activities amounted to $11.9 million, and primarily consisted of $26.3 million of proceeds from borrowings under the Company’s previous Financing Agreement. These proceeds were partially offset by $1.9 million of net repayments of long-term debt, $0.9 million relating to the repurchase of treasury shares for income tax withholding requirements, and $11.6 million for distributions to noncontrolling interests.

Total Debt

11% Senior Notes Due 2016

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Senior Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $209 million which included an original issue discount of approximately 4.7% or $10.5 million and underwriter fees of $5.5 million. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement consisting of repayments of $130 million term loans, a $70 million delayed draw term loan, and $9.7 outstanding on the $55 million revolving credit facility. The Company also used the net proceeds to redeem its outstanding 8% C$45 million convertible debentures.

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $65 million aggregate principal amount of 11% Senior Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67.2 million, which included an original issue premium of $2.6 million, and underwriter fees of $0.4 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes, including acquisitions.

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

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving WF Credit Facility (the “WF Credit Facility”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, the Company amended its facility to increase availability to $100 million. The WF Credit Facility replaced the Company’s existing $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Facility will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Facility, the Company is required to pay an unused revolver fee to lender under the WF Credit Facility in respect of unused commitments thereunder.

The WF Credit Facility is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined and is secured by all the assets of the Company. The WF Credit Facility includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; pay dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Facility also contains financial covenants, including a senior leverage ratio, total leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

Debt as of December 31, 2010 was $286.2 million, which includes $6.8 million for an original issue discount. Exclusive of the original issue discount, 2010 debt was $293.0, an increase of $64.8 million compared with the $228.2 million outstanding at December 31, 2009, primarily as a result of proceeds from the May 2010 bond issuance of $65 million to fund seasonal working capital requirements, earnout obligations, and acquisitions. At December 31, 2010, $94 million is available under the WF Credit Facility to fund working capital requirements.

The Company is currently in compliance with all of the terms and conditions of its WF Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the WF Credit Facility, it may be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio (ii) total leverage ratio, (iii) fixed charges ratio, (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Facility. For the period ended December 31, 2010, the Company’s calculation of certain of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

December 31, 2010
Senior leverage ratio	0.07
Maximum per covenant	2.0
Fixed charges ratio	2.16
Minimum per covenant	1.25
Total leverage ratio	3.19
Maximum per covenant	3.50*
Earnings before interest, taxes, depreciation and amortization	$91.7 million
Minimum per covenant	$87.8 million

*	Effective as of the twelve month period ending March 31, 2011, the maximum total leverage ratio will be 4.0x, and will then be 3.75x for the twelve month period ending on the last day of each calendar quarter thereafter.

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s WF Credit Facility, as non-compliance with such covenants could have a material adverse effect on the Company.

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2010 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$291,400	$800	$600	$—	$290,000
Capital lease obligations	1,659	867	607	161	24
Operating leases	114,642	22,860	39,730	26,593	25,459
Interest on debt	191,601	32,023	63,865	63,813	31,900
Deferred acquisition consideration	107,991	30,887	50,006	23,392	3,706
Management services agreement	1,500	1,500	—	—	—
Other	2,200	800	1,400	—	—
Total contractual obligations	$710,993	$89,737	$156,208	$113,959	$351,089

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2009:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	$6,018	$6,018	—	—	—
Total Other Commercial Commitments	$6,018	$6,018	$—	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 12 and Note 18 of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Other-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2010, the Company had only utilized the Credit Agreement in the form of undrawn letters of credit of $6.0 million. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2010 was approximately $94 million.

The Company expects to incur approximately $17 million of capital expenditures in 2011. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations and funds available under the Credit Agreement will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next eighteen months. If the Company continues to spend capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

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

Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. At December 31, 2010, there was $108.0 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2011 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2010, perform over the relevant future periods at their 2010 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $33.0 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3.1 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $48.8 million only upon termination of such owner’s employment with the applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Facility (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.9 million of the estimated $33.0 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $10.0 million that would be attributable to MDC Partners Inc.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2011	2012	2013	2014	2015 & Thereafter	Total
	($ Millions)
Cash	$2.3	$12.6	$3.7	$4.0	$7.3	$29.9
Shares	0.6	0.7	1.0	0.5	0.3	3.1
	$2.9	$13.3	$4.7	$4.5	$7.6	$33.0	(1)
Operating income before depreciation and amortization to be received(2)	$2.9	$1.9	$2.4	$0.8	$2.0	$10.0
Cumulative operating income before depreciation and amortization(3)	$2.9	$4.8	$7.2	$8.0	10.0		(5)

(1)	This amount in addition to put options only exercisable upon termination or death of $48.8 million have been recognized in Redeemable Noncontrolling Interests on the Company balance sheet in conjunction with the adoption of a new accounting pronouncement.
(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2010 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.
(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.
(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

For guarantees and indemnities entered into after January 1, 2003, in connection with the sale of the Company’s investment in CDI and the sale of SPI, the Company has estimated the fair value of its liability to be insignificant.

Transactions With Related Parties

CEO Services Agreement

On April 27, 2007, the Company entered into a Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal would continue to provide services to the Company as its Chief Executive Officer. The Services Agreement renewed on April 27, 2010, in accordance with its terms and conditions. In addition, effective April 27, 2010, the annual retainer amount under the Services Agreement was increased to $1,500,000. During both 2009 and 2010 and in accordance with this new Services Agreement, Mr. Nadal repaid an amount equal to $0.1 million of loans due to the Company. At December 31, 2010, outstanding loans due from Nadal Management to the Company, with no stated maturity date, amounted to C$6.1 million ($6.1 million), which have been reserved for in the Company’s accounts.

Trapeze Media

In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $0.2 million. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $0.6 million, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7,000 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10,000. In 2001, the Company purchased an additional 1,250,000 shares for $0.2 million, and the Company’s CEO purchased 500,000 shares for $0.1 million. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $0.5 million. All of these purchases were made at identical prices (C$0.20/unit).

During 2010, 2009 and 2008, Trapeze provided services to certain partner firms of MDC, and the total amount of such services provided was $0.1 million, $0.1 million, and $0.4 million, respectively. In addition, in 2010, 2009 and 2008, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.3 million, $0.3 million and $0.1 million, respectively.

The Company’s Board of Directors, through its Audit Committee, has reviewed and approved these transactions.

Critical Accounting Policies

The following summary of accounting policies has been prepared to assist in better understanding the Company’s consolidated financial statements and the related management discussion and analysis. Readers are encouraged to consider this information together with the Company’s consolidated financial statements and the related notes to the consolidated financial statements as included herein for a more complete understanding of accounting policies discussed below.

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

Non-refundable retainer fees are generally recognized on a straight-line basis over the term of the specific customer arrangement. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method due to the acts being non-similar and there being insufficient evidence of fair value for each service provided.

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

Acquisitions, Goodwill and Other Intangibles. A fair value approach is used in testing goodwill for impairment to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. As of December 31, 2010, there were no reporting units at risk of failing step one of the Company’s annual goodwill impairment test.

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

Business Combinations. Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2010 and 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. For the year ended December 31, 2010 and 2009, $778 and nil, respectively, related to changes in estimated value have been recorded as operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. The year ended December 31, 2010 and 2009, included $2,940 and $416 of acquisition related costs, respectively.

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

Interest Expense. Interest expense primarily consists of the cost of borrowing on the revolving WF Credit Facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At December 31, 2010 and 2009, $848 and $204 was amortized, respectively, net of amortized premium of $197 and nil, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving WF Credit Facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of December 30, 2010 and 2009 were $10,605 and $9,790, respectively, net of accumulated amortization of $1,583 and $295, respectively. During 2010, the Company recorded $2,103 of deferred financing costs primarily relating to the 2010 additional debt issuance.

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

New Accounting Pronouncements

In April 2010, the FASB issues ASU 2010-17, “Revenue Recognition — Milestone Method.” ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption will not have an impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our financial statements.

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

In October 2009, the FASB issued revised guidance on the topic of Multiple — Deliverable Revenue Arrangements. The revised guidance amends certain accounting for revenue with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the revised guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. This guidance is effective for the first quarter of 2011, with early adoption permitted. The Company is currently evaluating the impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments: At December 31, 2010, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Facility and the 11% notes. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The 11% notes bear interest at a fixed rate. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. As of December 31, 2010, the Company had a zero balance on the revolving WF Credit Facility.

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

MDC PARTNERS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 14, 2011

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Services	$697,825	$545,141	$583,271
Operating Expenses:
Cost of services sold	477,491	353,011	391,015
Office and general expenses	156,924	136,622	137,418
Depreciation and amortization	34,481	34,412	34,140
	668,896	524,045	562,573
Operating Profit	28,929	21,096	20,698
Other Income (Expenses)
Gain (loss) on sale of assets and other	381	(91)	(14)
Foreign exchange gain (loss)	69	(1,956)	13,257
Interest expense and finance charges	(33,487)	(22,098)	(14,998)
Interest income	205	354	1,743
	(32,832)	(23,791)	(12)
Income (loss) from continuing operations before income taxes and equity in affiliates	(3,903)	(2,695)	20,686
Income tax expense (recovery)	(165)	8,536	2,397
Income (loss) from continuing operations before equity in affiliates	(3,738)	(11,231)	18,289
Equity in earnings (loss) of non-consolidated affiliates	866	(8)	349
Income (loss) from continuing operations	(2,872)	(11,239)	18,638
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(2,494)	(1,519)	(10,205)
Net income (loss)	(5,366)	(12,758)	8,433
Net income attributable to the non-controlling interests	(10,074)	(5,566)	(8,300)
Net income (loss) attributable to MDC Partners Inc.	$(15,440)	$(18,324)	$133
Income (loss) Per Common Share:
Basic
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.46)	$(0.61)	$0.39
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.09)	(0.06)	(0.38)
Net Income (loss) attributable to MDC Partners Inc. common shareholders	$(0.55)	$(0.67)	$0.01
Income (loss) Per Common Share:
Diluted
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.46)	$(0.61)	$0.38
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.09)	(0.06)	(0.37)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.55)	$(0.67)	$0.01
Weighted Average Number of Common Shares Outstanding:
Basic	28,161,144	27,396,463	26,765,839
Diluted	28,161,144	27,396,463	27,430,162

Non cash stock based compensation expense is included in the following line items above:

Cost of services sold	$4,427	$4,919	$7,494
Office and general expenses	12,080	10,525	6,943
Total	$16,507	$15,444	$14,437

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,949	$51,926
Accounts receivable, less allowance for doubtful accounts of $1,990 and $2,034	195,306	118,211
Expenditures billable to clients	30,414	24,003
Other current assets	13,455	8,105
Total Current Assets	250,124	202,245
Fixed assets, net	41,053	35,375
Investment in affiliates	—	1,547
Goodwill	514,488	301,632
Other intangible assets, net	67,133	34,715
Deferred tax assets	21,603	12,542
Other assets	19,947	16,463
Total Assets	$914,348	$604,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,074	$77,450
Accrued and other liabilities	64,050	66,967
Advance billings, net	124,993	65,879
Current portion of long-term debt	1,667	1,456
Deferred acquisition consideration	30,887	30,645
Total Current Liabilities	352,671	242,397
Long-term debt	284,549	216,490
Long-term portion of deferred acquisition consideration	77,104	—
Other liabilities	10,956	8,707
Deferred tax liabilities	19,642	9,051
Total Liabilities	744,922	476,645
Redeemable Noncontrolling Interests	77,560	33,728
Commitments, Contingencies and Guarantees (Note 18)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 28,758,734 and 27,566,815 shares issued and outstanding in 2010 and 2009, respectively	226,752	218,532
Class B Shares, no par value, unlimited authorized, 2,503 issued and outstanding in 2010 and 2009, respectively, convertible into one Class A share	1	1
Additional paid-in capital	—	9,174
Charges in excess of capital	(16,809)	—
Accumulated deficit	(146,600)	(131,160)
Stock subscription receivable	(135)	(341)
Accumulated other comprehensive loss	(4,148)	(5,880)
MDC Partners Inc. Shareholders’ Equity	59,061	90,326
Noncontrolling Interests	32,805	3,820
Total Equity	91,866	94,146
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$914,348	$604,519

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,366)	$(12,758)	$8,433
Loss from discontinued operations	(2,494)	(1,519)	(10,205)
Income (loss) from continuing operations	(2,872)	(11,239)	18,638
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Non-cash stock-based compensation	16,507	15,444	14,437
Depreciation	16,764	16,275	16,746
Amortization primarily from intangibles	17,717	18,137	17,394
Amortization of deferred finance charges and debt discount	2,136	4,041	1,348
Adjustment to deferred acquisition consideration	142	—	—
Deferred income taxes	(5,373)	6,972	(960)
(Gain) loss on disposition of assets	(17)	53	142
Loss (earnings) of non consolidated affiliates	(866)	8	(349)
Other non-current assets and liabilities	(509)	3,101	(1,891)
Foreign exchange	538	6,557	(14,567)
Increase/decrease in operating assets and liabilities
Accounts receivable	(31,289)	(11,420)	26,555
Expenditures billable to clients	23,681	(7,054)	2,154
Prepaid expenses and other current assets	952	1,546	1,426
Accounts payable, accruals and other current liabilities	(119)	11,023	(8,368)
Advance billings	2,430	15,843	98
Cash flows provided by continuing operating activities	39,822	69,287	72,803
Discontinued operations	(2,525)	(1,600)	(3,708)
Net cash provided by operating activities	37,297	67,687	69,095
Cash flows from investing activities:
Capital expenditures	(12,500)	(6,209)	(14,384)
Proceeds from sale of assets	96	20	242
Acquisitions, net of cash acquired	(117,060)	(60,042)	(35,641)
Profit distributions from affiliates	638	198	440
Other investments	(717)	(163)	(85)
Cash flows used in continuing investing activities	(129,543)	(66,196)	(49,428)
Discontinued operations	(710)	(3)	(758)
Net cash used in investing activities	(130,253)	(66,199)	(50,186)
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Note	67,600	214,506	—
Repayments of revolving credit facility	—	(9,701)	—
Proceeds (repayment of) term loans	—	(130,000)	18,500
Repayment of convertible debt	—	(42,470)	—
Proceeds from revolving credit facility	—	—	7,800
Proceeds from bank overdraft	9,026	—	—
Distributions to noncontrolling interests	(7,685)	(7,784)	(11,649)
Proceeds from exercise of options	60	370	—
Payments of dividends	(9,727)	—	—
Repayment of long-term debt	(1,496)	(2,000)	(1,884)
Deferred financing costs	(2,103)	(10,085)	—
Proceeds from stock subscription receivable	206	13	—
Purchase of treasury shares	(3,480)	(596)	(906)
Cash flows provided by continuing financing activities	52,401	12,253	11,861
Discontinued operations	—	—	—
Net cash provided by financing activities	52,401	12,253	11,861

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(Thousands of United States Dollars)

	Years Ended December 31,
	2010	2009	2008
Effect of exchange rate changes on cash and cash equivalents	(422)	(3,146)	151
Increase (decrease) in cash and cash equivalents	(40,977)	10,595	30,921
Cash and cash equivalents at beginning of year	51,926	41,331	10,410
Cash and cash equivalents at end of year	$10,949	$51,926	$41,331
Supplemental disclosures:
Cash income taxes paid	$1,128	$384	$1,037
Cash interest paid	$29,581	$14,243	$13,196
Non-cash transactions:
Share capital issued on acquisitions	$—	$—	$1,889
Capital leases	$656	$340	$349
Note receivable exchanged for shares of subsidiary	$840	$—	$1,872

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars Except Share and per Share Amounts)

	2010		2009		2008
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	27,566,815	$218,532	26,987,017	$213,533	26,235,932	$207,958
Stock appreciation rights exercised	101,107	239	68,261	202	—	—
Share options exercised	6,495	60	47,625	370	—	—
Shares acquired and cancelled	(282,954)	(3,480)	(156,481)	(596)	(124,492)	(1,009)
Shares issued as acquisition consideration	—		—	—	306,922	1,889
Shares issued as deferred acquisition consideration	—		—	—	27,545	214
Issuance of restricted stock	1,367,271	11,401	620,393	5,023	541,110	4,481
Balance at end of year	28,758,734	$226,752	27,566,815	$218,532	26,987,017	$213,533
Class B Shares
Balance at beginning of year	2,503	$1	2,503	$1	2,503	$1
Shares converted to Class B shares	—	—	—	—	—	—
Balance at end of year	2,503	$1	2,503	$1	2,503	$1
Share Capital to Be Issued
Balance at beginning of year		$—		$—		$214
Shares to be issued as deferred acquisition consideration		—		—		—
Shares issued as deferred acquisition consideration		—		—		(214)
Balance at end of year		—		—		$—
Additional Paid-In Capital
Balance at beginning of year		$9,174		$33,470		$26,743
Stock-based compensation		14,954		13,720		10,129
Reclassification related to redeemable noncontrolling interests (Note 2)		—		(31,653)		—
Changes in redemption value of redeemable noncontrolling interests		(11,500)		(58)		—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars Except Share and per Share Amounts)

	2010		2009		2008
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Acquisition of noncontrolling interests		(7,761)		(923)		—
Disposition of noncontrolling interests		158		—		—
Dividends paid and to be paid		(10,194)		—		—
Acquisition purchase price consideration		—		—		1,001
Issuance of restricted stock		(11,401)		(5,023)		(4,481)
Share appreciation rights exercised		(239)		(203)		—
Other		—		—		—
Transfer to charges in excess of capital		16,809		(156)		78
Balance at end of year		$—		$9,174		$33,470
Changes in Excess of Capital
Balance at beginning of year		$—		$—		$—
Transfer from additional paid in capital		(16,809)		—		—
Balance at end of year		$(16,809)		$—		$—
Accumulated Deficit
Balance at beginning of year		$(131,160)		$(112,836)		$(112,969)
Income (Loss) for the year		(15,440)		(18,324)		133
Balance at end of year		$(146,600)		$(131,160)		$(112,836)
Stock Subscription Receivable
Balance at beginning of year		$(341)		$(354)		$(357)
Receipts		206		13		3
Balance at end of year		$(135)		$(341)		$(354)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$(5,880)		(6,633)		$6,343
Foreign currency translation adjustments		1,732		753		(12,976)
Balance at end of year		(4,148)		(5,880)		(6,633)
MDC Partners Inc. Shareholders’ Equity		$59,061		$90,326		$127,181

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars Except Share and per Share Amounts)

	2010		2009		2008
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Noncontrolling interests
Balance at beginning of year		$3,820		$871		$731
Acquisitions of noncontrolling interest		28,990		3,039		178
Decrease in noncontrolling interests from business combinations		(127)		(106)		—
Increase in noncontrolling interests from business combinations		118		—		—
Foreign currency translation		4		16		(38)
Balance at end of year		$32,805		$3,820		$871
Total Equity		$91,866		$94,146		$128,052

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

Effective September 2010, one of the Companies’s operating subsidiaries, Zig (USA) LLC has been deemed a discontinued operation. All periods have been restated to reflect the discontinued operation.

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications did not have any effect on the prior year net loss.

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

Use of Estimate.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value.  The Company applies the fair value measurement guidance of Codification Topic 820, Fair Value Measurements and Disclosure for financial assets and liabilities that are required to be measured at fair value and for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.
•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.
•	Level 3 — Instruments where significant value drivers are unobservable to third parties.

When available, quoted market prices are used to determine the fair value of our financial instruments and classify such items in Level 1. In some cases, quoted market prices are used for similar instruments in active markets and classify such items in Level 2.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, no client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2010 and 2009. No clients accounted for 10% of revenue in the year ended December 31, 2010, and one client accounted for 16% and 19% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2010 and 2009 is $64 and $67, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes Adrenalina, 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. In 2010, the Company recorded a distribution of $3,519 from this real estate joint venture, of

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

which $2,601 was in excess of the Company’s carrying amount and has been recorded as a gain in equity in earnings of non-consolidated affiliates. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. As of December 31, 2010, the Company has wrote off the amount of its investment in Adrenalina of $1,636 representing advances previously made.

Cost Method Investments.  The Company’s cost-based investments at December 31, 2010 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2010 and 2009 was $4,650 and $3,888, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.

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

The fair value of a reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method.

The Company has determined that each partner firm that has reported goodwill will be tested separately as each partner firm qualifies as a reporting unit under the Accounting Standards Codification guidance.

Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2010, there was no impairment of goodwill and no reporting units were at risk of failing step one of annual test.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the year ended December 31, 2010 and 2009, income of $778 and nil, respectively, related to changes in estimated value have been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. For the year ended December 31, 2010 and 2009, $2,940 and $416 of acquisition related costs were charged to operations.

For each of the Company’s acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company’s acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand existing client relationships. The expected benefits of the Company’s acquisitions are typically shared across multiple agencies and regions.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three years ended

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

December 31, 2010, 2009 and 2008, there has been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
	2010	2009	2008
Beginning Balance as of January 1,	$33,728	$21,751	$24,187
Reclassification related to Redeemable Noncontrolling Interests	—	31,653	—
Redemptions	(7,987)	(28,242)	(2,296)
Granted	40,567	6,441	—
Changes in redemption value	10,075	58	—
Other	—	107	156
Currency Translation Adjustments	1,177	1,960	(296)
Ending Balance as of December 31,	$77,560	$33,728	$21,751

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

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer arrangement. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method due to the acts being non-similar and there being insufficient evidence of fair value for each service provided.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving WF Credit Facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount on the 11% Senior Notes. At December 31, 2010 and 2009, $848 and $204 was amortized, respectively, net of amortized premium of $197 and nil, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% senior notes and straightline over the life of the revolving WF Credit Facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of December 31, 2010 and 2009 was $10,605, and $9,790, net of accumulated amortization of $1,583 and $295, respectively. During 2010, the Company recorded $2,103 of deferred financing costs primarily relating to the 2010 additional debt issuance.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Year Ended December 31, 2009
Expected dividend	$0
Expected volatility	39.8% – 44.5%
Risk-free interest rate	1.76% – 2.49%
Expected option life in years	4
Weighted average fair value of options granted	$1.18

For the years ended December 31, 2010 and 2008, the Company did not issue any stock options or similar awards.

It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2010 and 2008 was $6,649 and $6,547, respectively. There were no performance based awards granted during 2009.

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $1,655, $1,026 and $2,736 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

3. Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations for the years ended December 31:

	2010	2009	2008
Numerator
Numerator for diluted income (loss) per common share – income (loss) from continuing operations	$(2,872)	$(11,239)	$18,638
Net income attributable to the noncontrolling interests	(10,074)	(5,566)	(8,300)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	(12,946)	(16,805)	10,338
Effect of dilutive securities	—	—	—
Numerator for diluted income per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(12,946)	$(16,805)	$10,338
Denominator
Denominator for basic income (loss) per common share – weighted average common shares	28,161,144	27,396,463	26,765,839
Effect of dilutive securities:
Employee stock options, warrants, and stock appreciation rights	—	—	1,710
Employee restricted stock units	—	—	662,613
Dilutive potential common shares	—	—	664,323
Denominator for diluted income (loss) per common share – adjusted weighted shares and assumed conversions	28,161,144	27,396,463	27,430,162
Basic income (loss) per common share from continuing operations	$(0.46)	$(0.61)	$0.39
Diluted income (loss) per common share from continuing operations	$(0.46)	$(0.61)	$0.38

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

3. Income (Loss) per Common Share  – (continued)

At December 31, 2010, 2009 and 2008 convertible notes, warrants, options and other rights to purchase, 4,665,293, 5,240,879 and 4,547,390 shares of common stock, respectively, were not included in the computation of diluted income (loss) per common share because doing so would have had an antidilutive effect.

4. Acquisitions

2010 Acquisitions

Fourth Quarter 2010 Acquisitions

Effective November 30, 2010, the Company, through a wholly-owned subsidiary, purchased 80% of the total outstanding equity interests in each of Kenna Communications LP, an Ontario limited partnership (“Kenna”), and Capital C Partners LP, an Ontario limited partnership (“Capital C”). Capital C is a full-service marketing agency providing services such as business strategy and consumer insights, shopper monitoring, and product innovation. Kenna delivers sales and marketing solutions to make organizations more efficient, more productive and more effective. The aggregate purchase price was equal to $26,300 and additional deferred acquisition consideration, the current estimated present value of which is $12,360 that are based upon actual results from 2010 to 2015 with final payments due in 2016. In addition, performance payments of up to $5,000 may be paid in the future based on these results. The Company recorded $12,898 as the present value of redeemable noncontrolling interest in relation to the Kenna and Capital C put option rights triggered upon such owner’s termination without cause, disability or death. Beginning in 2016, the Company has a call for the remaining 20% of each of Kenna and Capital C. If the Company does not exercise this call, the operating results of Kenna and Capital C will be allocated to the Company on a basis less than the Company’s ownership basis as defined. In December 2010, the company recorded a present value adjustment of $167 to deferred acquisition consideration. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $10,441 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $40,103 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to eight year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are not tax deductible. Accordingly, the Company recorded a deferred tax liability of $3,188 representing the future benefits relating to the amortization of the identified intangibles.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

During the quarter ended December 31, 2010, the Company also completed a number of other acquistions. The Company purchased a 51% interest in 72andSunny Partners LLC (“72andSunny”). 72andSunny is full service agency that conceives and executes fully integrated campaigns across all media for top global brands. The Company also increased its ownership of Allard Johnson Communications Inc. (now known as Kbs+p Canada, Inc.,) (“Kbs+p Canada”) to 100%, and Company C LLC (“Company C”) to 100%. The aggregate purchase price paid for these other acquisitions was equal to $35,859, and consisted of total closing cash payments of $12,937, net of $790 repayment of loans; a $271 working capital adjustment; and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying business from 2010 to 2015 with final payments due in 2016 with a current estimated present value of $21,861. In December, the Company recorded a present value adjustment of $163 to deferred acquisition consideration. An allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,690, consisting primarily of customer lists and covenants not to compete, and goodwill of $35,370 representing the value of assembled workforce. The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition,

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

the Company has recorded $13,722, the present value of redeemable noncontrolling interest in relation to 72andSunny. 72andSunny has put option rights only upon such owner’s termination without cause, disability or death. The Company also recorded an entry to reduce redeemable noncontrolling interests by $3,802 and additional paid-in-capital of $3,123 in relation to the Kbs+p Canada step up. The amounts paid and to be paid will be tax deductibe in relation to the 72andSunny acquisition. However, it will not be tax deductible in relation to the Kbs+p Canada transaction.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

Third Quarter 2010 Acquisitions

During the quarter ended September 30, 2010, the Company completed a number of acquisitions. The Company purchased a 60% equity interest in Relevent Group, LLC (“Relevent”), a 60% equity interest in Kwittken & Company, LLC (“Kwittken”), and certain assets and liabilities of Think 360 Inc. (“Think 360”). Relevent is a full service marketing, special events, production and promotions company that builds brands with consumers through experiential lifestyle, entertainment and relationship marketing programs. Kwittken is a full service public relations and marketing agency. Think 360 is an integrated marketing agency. The aggregate purchase price paid for these acquisitions consisted of total closing cash payments of $15,085, plus additional contingent deferred acquisition consideration, that are based on the actual financial results of the underlying businesses from 2010 to 2014, with final payments due in 2015 with a current estimated present value of $14,898. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $4,974, consisting primarily of customer lists and covenants not to compete, and goodwill of $28,910 representing the value of the assembled workforce. The identified intangibles will be amortized ranging from a two to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The present value of the redeemable noncontrolling interest not acquired at the acquisition date was $5,513. Relevent and Kwittken have put option rights upon an employee-owner’s termination without cause, disability or death. The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

The Company has also increased ownership to 100% of Zig Inc. (now known as Crispin Porter + Bogusky Canada Inc. (“CPB Canada”)) and purchased an additional 25% of Bruce Mau Design Inc., increasing the Company’s ownership to 75% The aggregate purchase price paid for these step-ups consisted of total closing cash payments of $3,115, plus additional deferred acquisition consideration of $626. During the fourth quarter of 2010, the Company made payments of $47 and recorded adjustments of $33 to increase the deferred acquisition consideration. In relation to these step-ups, the Company recorded an entry to reduce redeemable noncontrolling interests by $1,365 and an entry to reduce noncontrolling interests by $144. The Company recorded a reduction of additional paid-in-capital of $2,296 representing the difference between the fair value of the interest and the value of the redeemable noncontrolling interests. The amounts paid and to be paid will not be tax deductible.

Second Quarter 2010 Acquisitions

Effective May 6, 2010, the Company, through a wholly-owned subsidiary, purchased 75% of the total outstanding membership interests in Integrated Media Solutions, LLC (“IMS”), which expands the Company’s direct response marketing capabilities. At closing, the Company paid cash of $20,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2015 with final payments due in 2016, with a current estimated present value of $19,658 at the date of acquisition which

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

includes fixed payments of $2,216. During 2010, the Company made payments of $666 and recorded adjustments of $1,329 to reduce the deferred acquisition consideration. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $9,081 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $44,678 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $13,219 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company. The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of the purchase price of IMS to the fair value of the net assets acquired at May 6, 2010 will depend on a number of factors, including additional information such as changes in the unaudited consolidated financial statements.

During the quarter ended June 30, 2010, the Company completed a number of acquisitions. The Company purchased a 51% equity interest in Allison & Partners LLC (“Allison”), a 75% equity interest in Sloane & Company LLC (“Sloane”), and certain assets and liabilities of CSC – ADPLUS, LLC (d.b.a. Infolure) (“Infolure”). Allison is a full service public relations and corporate communications agency. Sloane is a communication firm focused on corporate positioning and communications, financial public relations and investor relations, and crisis and transactions communications. Infolure is a direct marketing firm. The purchase price paid for these acquisitions consisted of aggregate cash payments of $17,632 plus additional contingent deferred acquisition consideration, that are based on actual results from 2010 to 2015 with final payments due in 2016 with a current estimated present value of $15,797 which includes fixed payments of $3,805. During 2010, the Company made payments of $2,020 and recorded adjustment of $2,198 to increase deferred acquisition consideration. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $9,431 consisting primarily of customer lists and covenants not to compete, and goodwill of $27,697 representing the value of the assembled workforce. The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $6,024, the present value of redeemable noncontrolling interests in relation to Allison and Sloane. The Allison acquisition has put option rights upon termination of an employee-owner’s employment by reason of death. The Sloane acquisition has put rights that could increase the Company’s ownership to 100% in 2015. The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

First Quarter 2010 Acquisitions

Effective March 1, 2010, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Team Holdings LLC (“Team”), which expands the Company’s experiential marketing capabilities. At closing, the Company paid cash of $11,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2012 with final payments in 2013, with a current estimated present value of $12,656, and the Company paid a working capital true-up estimated at an additional $569. During 2010, the Company recorded adjustments of $1,711 to reduce the value of the deferred acquisition consideration. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,220 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $32,993 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $15,771 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company. The identified intangibles will be amortized up to a seven-year period in a manner represented

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

by the pattern in which the economic benefits of the customer contracts/relationships are realized. During the second quarter of 2010, the Company amended the purchase agreement to include additional deferred acquisition consideration, with a current present value of $3,071, with final payments due in 2012. During 2010, the Company made payments of $986 and recorded adjustments to increase the deferred acquisition consideration by $304. The additional deferred acquisition consideration resulted in additional intangibles of $3,071. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

During the three months ended March 31, 2010, the Company completed a number of other acquisitions and step-ups in ownership. The Company purchased a 76% equity interest in Communifx Partners LLC (“Communifx”), substantially all of the assets of Plaid Inc. (“Plaid”), an additional 15% equity interest in Fletcher Martin, LLC (“Fletcher Martin”), an additional 49% equity interest in Trend Core, LLC (“Trend Core”), and an additional 1% equity interest in HL Group Partners, LLC (“HL Group”). Communifx builds and manages large-scale customer database solutions to enable the planning, execution, and measurement of multi-channel marketing and advertising programs. Plaid is a marketing services business with a concentration in the digital communication and social media arena. The Company purchased the additional equity interests in Fletcher Martin and HL Group pursuant to the exercise of outstanding puts. The purchase price paid for these acquisitions and step-ups consisted of aggregate cash payments of $4,921 plus additional contingent payments of $576 that are based on actual results from 2010 to 2015 with final payments due in 2016. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,851 consisting primarily of customer lists and a covenant not to compete, and goodwill of $2,426 representing the value of the assembled workforce. The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $710, the present value of redeemable noncontrolling interests in relation to Communifx. The Communifx acquisition has put/call rights that could increase the Company’s ownership to 100% in 2013. In relation to the step up acquisitions, the Company recorded an entry to reduce Redeemable Noncontrolling Interests by $1,116. The amount paid to the employee over fair value, $608, was recorded as a stock-based compensation charge. The Company recorded a reduction of additional paid-in capital of $1,623 representing the difference between the fair value of the shares and the value of the Redeemable Noncontrolling Interests. The amounts paid and to be paid will be tax deductible.

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

On December 1, 2009, the Company agreed to make an early payment to KBP Management Partners LLC originally due in March 2010 pursuant to the purchase agreement entered into in November 2007. The additional payment totaled $14,870, of which $10,140 was paid in cash in December 2009 and $4,215 was paid in March 2010 with the balance potentially due in March 2011, recorded as deferred acquisition consideration. This additional payment was accounted for as additional goodwill. In addition, pursuant to an existing phantom stock arrangement, a stock-based compensation charge of $3,028 has been recorded for amounts paid by KBP Management Partners to phantom equity holders. The Goodwill will be tax deductible.

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

On August 31, 2009, the Company, through HL Group Partners LLC (“HL Group”), acquired a 51% interest in Attention Partners LLC (“Attention”), a social media agency that further expands HL Group’s business capabilities. At closing, the HL Group paid $1,000 and made a capital contribution of $400 to Attention. In addition, HL Group recorded estimated contingent payments totaling $1,313 due in 2010 and 2011 as deferred acquisition consideration. During 2010, the Company paid $1,022 and recorded adjustments of $113 to increase the deferred acquisition consideration to $404 with the balance potentially due in March 2011. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $544 (consisting of primarily of customer lists and a covenant not to compete) and goodwill of $3,057 representing the value of the assembled workforce. The fair value of the noncontrolling interests not acquired at the acquisition date was $2,431 based on the Company’s evaluation of the Company being acquired, the purchase paid by the Company. The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

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

In January 2008, the Company’s 62% owned subsidiary at such time, Zyman Group, purchased certain assets of Core Strategy Group and DMG Inc. The aggregate purchase price paid at closing consisted at such time of $1,000 paid in cash and the issuance of 126,478 newly issued shares of the Company’s Class A stock valued at $1,110. In addition, the principals of Core Strategy Group and DMG received 1,000,000 newly-issued Restricted Class C units of Zyman Group, which will entitle them to a profit interest of 15% of Zyman Group’s pre-tax income in excess of a specified threshold amount. For accounting purposes, the value of the Company’s Class A shares issued as consideration was calculated based on the price of the Company’s Class A share on the date of the acquisitions. The accounting value of the Restricted Class C units of Zyman Group was determined based on a Black-Scholes value of $1,001. The allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $497 (consisting of customer lists and covenants not to compete) and goodwill of $2,626. The

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

identified intangibles will be amortized up to a five year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationship are realized. The intangibles and goodwill are tax deductible.

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

Proforma Information

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2010 and 2009 and 2008 assume that the acquisition of the operating assets of the significant businesses acquired during 2010 and 2008 had occurred on January 1st of the respective year in which the business was acquired and for the comparable period only (i.e., 2010 acquisitions are reflected in 2009). Acquisitions made in 2010 included below are Team, IMS, Kenna, Capital C, Sloane, Relevent and Think 360. During 2009, there were no significant businesses acquired. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the companies been combined during these periods, or are they necessarily indicative of future results of operations.

Liquidity	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	$781,822	$708,540	$584,648
Net income (loss) attributable to MDC Partners Inc.	$(10,963)	$(17,880)	$1,097
Income (loss) per common share:
Basic – net income (loss)	$(0.39)	$(0.65)	$0.04
Diluted – net income (loss)	$(0.39)	$(0.65)	$0.04

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2010 were as follows:

Net Income Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

Liquidity	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Loss attributable to MDC Partners Inc.	$(15,440)	$(18,324)	$133
Transfers (to) from the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(7,761)	(913)	—
Net transfers (to) from noncontrolling interest	(7,761)	(913)	—
Change from net income attributable to MDC Partners Inc. and transfers (to) from noncontrolling interest	$(23,201)	$(19,237)	$133

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2010			2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$94,268	$(68,540)	$25,728	$79,036	$(60,090)	$18,946
Leasehold improvements	41,217	(25,892)	15,325	39,091	(22,662)	16,429
	$135,485	$(94,432)	$41,053	$118,127	$(82,752)	$35,375

Included in fixed assets are assets under capital lease obligations with a cost of $4,323, (2009 — $3,383) and accumulated depreciation of $2,421 2009 — $2,018). Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $16,764, $16,275 and $16,747, respectively.

6. Accrued and Other Liabilities

At December 31, 2010 and 2009, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $8,577 and $4,058, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, 2010 were as follows:

Noncontrolling Interests
Balance, December 31, 2007	$7,916
Income attributable to noncontrolling interests	8,300
Distributions made	(11,649)
Other(1)	289
Balance, December 31, 2008	$4,856
Income attributable to noncontrolling interests	5,566
Distributions made	(7,784)
Other(1)	1,420
Balance, December 31, 2009	$4,058
Income attributable to noncontrolling interests	10,074
Distributions made	(7,685)
Other(2)	2,130
Balance, December 31, 2010	$8,577

(1)	Other consists primarily of an adjustment of stock based compensation charges to additional paid-in capital relating to obligations assumed by the non-controlling shareholders and cumulative translation adjustments.
(2)	Other consists primarily of an adjustment to record distributions to be made as a result of an acquired company and cumulative translation adjustments.

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

7. Financial Instruments  – (continued)

rate debt, the carrying value of which approximates fair value. The Company’s note payable is a fixed rate debt instrument, the carrying values of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business. The fair value for the 11% senior notes was approximately $323,700 as of December 31, 2010.

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Strategic Marketing Services	Performance Marketing Services	Total
Balance of December 31, 2008	$186,053	$52,161	$238,214
Acquired goodwill	59,053	—	59,053
Goodwill impairment	—	—	—
Foreign currency translation	3,008	1,357	4,365
Balance as of December 31, 2009	$248,114	$53,518	$301,632
Acquired goodwill	78,147	132,497	210,644
Goodwill impairment	(942)	—	(942)
Foreign currency translation	1,658	1,496	3,154
Balance as of December 31, 2010	$326,977	$187,511	$514,488

	For the Year Ended December 31, 2010
	2010	2009
Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$68,603	$48,125
Less accumulated amortization	(26,517)	(35,843)
Customer relationships – net	$42,086	$12,282
Other intangibles – gross	$16,926	$19,352
Less accumulated amortization	(9,659)	(14,699)
Other intangibles – net	$7,267	$4,653
Total intangible assets	$103,309	$85,257
Less accumulated amortization	(36,176)	(50,542)
Total intangible assets – net	$67,133	$34,715

See Note 4 for Accounting for Business Combinations.

During 2010, the Company recorded a goodwill impairment charge of $710 relating to Fearless and $232 relating to Zig US. Fearless was a start up company that the company discontinued in June 2010. Zig US’s business operations have been treated as discontinued as of September 30, 2010.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets  – (continued)

The weighted average amortization periods for customer relationships are 5 years and other intangible assets are 5 years. In total, the weighted average amortization period is 5 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2010, was $17,631 (2009 — $17,968; 2008 —  $17,264) the estimated amortization expense for the five succeeding years is:

Year	Amortization
2011	$17,281
2012	$10,907
2013	$6,766
2014	$4,990
2015	$2,468

9. Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and noncontrolling interests by taxing jurisdiction for the years ended December 31, were:

	2010	2009	2008
Income (loss):
US	$(5,162)	$2,254	$13,779
Non-US	1,259	(4,949)	6,907
	$(3,903)	$(2,695)	$20,686

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2010	2009	2008
Current tax provision
US federal	$—	$—	$4,948
US state and local	368	1,246	328
Non-US	4,840	318	(1,919)
	5,208	1,564	3,357
Deferred tax provision (benefit):
US federal	428	8,681	(5,057)
US state and local	501	2,347	189
Non-US	(6,302)	(4,056)	3,908
	(5,373)	6,972	(960)
Income tax provision	$(165)	$8,536	$2,397

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2010	2009	2008
Income (loss) from continuing operations before income taxes, equity in affiliates and noncontrolling interest	$(3,903)	$(2,695)	$20,686
Statutory income tax rate	31.0%	33.0%	33.5%
Tax expense using statutory income tax rate	(1,210)	(889)	6,930
State and foreign taxes	1,909	3,045	(960)
Non-deductible stock-based compensation	4,941	5,160	2,796
Other non-deductible expense	890	732	876
Change to valuation allowance on items affecting taxable income	(7,986)	2,656	(4,149)
Additional tax reserve	4,100	—	—
Noncontrolling interests	(3,123)	(1,767)	(2,726)
Other, net	314	(401)	(370)
Income tax expense	$(165)	$8,536	$2,397
Effective income tax rate	4.2%	316.7%	11.6%

(1)	Included in the change in valuation allowance is $3,188 relating to the reversal of the valuation allowance as a result of a non-taxable acquisition.

See Note 10 for income taxes for discontinued operations.

The 2010 effective income tax rate was significantly lower than the statutory rate due primarily to an additional tax reserve of $4,100, non-deductible stock-based compensation of $4,941, state and foreign income taxes of $1,909 offset by a decrease in the Company’s valuation allowance of $7,986.

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

Income taxes receivable were $712 and $622 at December 31, 2010 and 2009, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $4,969 and $1,215 at December 31, 2010 and 2009, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the year ended 2010, $1,093 is included in the current provision of income tax expense relating to interest and penalties as a result of an identified uncertain tax position. For the years ended 2010, 2009 and 2008, income tax expense does not include any amounts for interest and penalties.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2010	2009
Deferred tax assets:
Capital assets and other	$7,292	$5,296
Net operating loss carry forwards	41,313	45,292
Interest deductions	7,053	5,743
Stock compensation	896	970
Unrealized foreign exchange	268	227
Capital loss carry forwards	17,289	17,417
Accounting reserves	6,118	2,751
Gross deferred tax asset	80,229	77,696
Less: valuation allowance	(55,311)	(65,896)
Net deferred tax assets	24,918	11,800
Deferred tax liabilities:
Deferred finance charges	(526)	(530)
Capital assets	(300)	—
Goodwill amortization	(18,816)	(8,521)
Total deferred tax liabilities	(19,642)	(9,051)
Net deferred tax asset	$5,276	$2,749
Disclosed as:
Deferred tax assets	$24,966	14,950
Deferred tax liabilities	(19,690)	(12,201)
	$5,276	$2,749

Included in accrued and other liabilities at December 31, 2010 and 2009 is a deferred tax liability of $48 and $3,150, respectively. Included in other current assets at December 31, 2010 and 2009 is a deferred tax asset of $3,363 and $2,408, respectively.

The Company has US federal net operating loss carry forwards of $41,892 and non-US net operating loss carry forwards of $61,153, these carry forwards expire in years 2015 through 2030. The Company also has total indefinite loss carry forwards of $131,661. These indefinite loss carry forwards consist of $20,116 relating to the US and $111,545 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $150,366.

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

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2009 and 2008 was $2,656 and $6,870, respectively. In 2010 and 2008, the Company reduced its valuation and recorded a benefit in the statement of operations of $7,986 and $4,149, respectively.

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

As of December 31, 2010, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4,717. The Company identified an uncertainty relating to the future tax deductability of certain intercompany interest and fees, to the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements.

Changes in the Company’s reserve is as follows:
Balance December 31, 2007	$617
Charges to income tax expense	—
Balance December 31, 2008	617
Charges to income tax expense	—
Balance December 31, 2009	617
Charges to income tax expense	3,007
Balance December 31, 2010	$3,624

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company has completed US federal tax audits through 2006 and has completed a non-US tax audit through 2004.

10. Discontinued Operations

In December 2010, the Company discontinued a start-up division of Redscout, LLC called 007. As a result, the Company has classified this entity’s results of operations as a loss of $722 as discontinued operations.

Effective September 30, 2010, the Company ceased Zig US current operations and as a result incurred a goodwill impairment charge of $232. Including the impairment charge Zig US’s results of operations, net of income tax benefits, for the year ended 2010, there was a loss of $1,046.

In June 2010, the Company discontinued a start up called Fearless Progression LLC (“Fearless”). As a result, the Company wrote off its investment in Fearless of $710. Including the impairment charge, Fearless’s results of operations net of income tax benefits for the year ended 2010, was a loss of $743. The Company has classified this entity’s results as discontinued operations.

In December 2010, the Company recorded net adjustments of $21 to reduce a previously recorded liability relating to prior discontinued operations.

The loss net of taxes from discontinued operations for 2009 was $1.5 million and is comprised of the operating results of Clifford/Bratskeir Public Relations LLC (“Bratskeir”) of $361 and Margeotes Fertitta Powell, LLC (“MFP”) of $515 and Zig US of $643, relates to an adjustment to a previously recorded liability.

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

In December 2008, the Company ceased MFP current operations. As a result, the Company has classified these operations as discontinued. In addition, an additional intangible relating to an employment contract of $629 was deemed impaired and written off. In 2008, the Company recorded a loss of $2,645 net of income taxes resulting primarily from the accrual of lease abandonment costs and severance.

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo Strategic Entertainment, LLC (“Banjo”) operations. The results of operations of Banjo, net of income tax benefits, was a loss of $154 in 2007. MFP and Banjo had been previously included in the Company’s Specialized Communication Service segment.

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2010	2009	2008
Revenue	$487	$1,264	$7,077
Impairment charge	(942)	—	(1,945)
Operating loss	(2,883)	(2,000)	(12,164)
Other expense	(56)	(10)	(3,364)
Income tax recovery	343	270	5,159
Noncontrolling interest expense recovery	102	221	164
Net loss from discontinued operations	$(2,494)	$(1,519)	$(10,205)

Included in other expense is a loss on sale of assets of $2,036 in 2008.

At December 31, 2008, $408, $323 and $2,139 was included in current assets, other assets and accrual and other liabilities, respectively, which represent assets held for sale and related liabilities.

11. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the years ended December 31, were:

	2010	2009	2008
Net income (loss) for the year	$(5,366)	$(12,758)	$8,433
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	1,736	769	(12,938)
Comprehensive loss for the year	(3,630)	(11,989)	(4,505)
Comprehensive loss attributable to the noncontrolling interest	(10,078)	(5,582)	(8,338)
Comprehensive loss attributable to MDC Partners Inc.	$(13,708)	$(17,571)	$(12,843)

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2010	2009
Revolving credit facility	$—	$—
11% senior notes due 2016	290,000	225,000
Original issue discount	(6,843)	(10,291)
Note payable and other bank loans	1,400	1,800
	284,557	216,509
Obligations under capital leases	1,659	1,437
	286,216	217,946
Less:
Current portion	1,667	1,456
	$284,549	$216,490

Interest expense related to long-term debt for the years ended December 31, 2010, 2009 and 2008 was $30,429, $18,057 and $13,650, respectively. For the year ended December 31, 2010 and 2009, interest expense included $848 and $204 amortization of the original issue discount, respectively and $922 and nil of present value adjustments for fixed deferred acquisition payments, respectively.

The amortization and write off of deferred finance costs included in interest expense were $1,288, $3,837 and $1,348 for the years ended December 31, 2010, 2009, and 2008 respectively.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $65,000 aggregate principal amount of 11% Senior Notes due 2016. The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67,208, which included an original issue premium of $2,600, and underwriter fees of $392. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving WF Credit Facility described elsewhere herein, and for general corporate purposes, including acquisitions.

At December 31, 2010, the Company had issued $6,018 of undrawn outstanding Letters of Credit.

At December 31, 2010, accounts payable included $9,026 of outstanding checks.

The fair value for the 11% Senior Notes was $323,700 as of December 31, 2010.

WF Credit Facility

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving WF Credit Facility (the “WF Credit Facility”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000. The WF Credit Facility replaced the Company’s existing $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Facility will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 3.00% in the case of Base Rate Loans and 3.25% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Facility, the Company is required to pay an unused revolver fee to lenders under the WF Credit Facility in respect of unused commitments thereunder.

The WF Credit Facility is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries (as defined) and is secured by substantially all the assets of the Company. The WF Credit Facility includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; pay dividends; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Facility also contains financial covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

In connection with these transactions, the Company incurred a termination fee of $1,850 and wrote-off $2,240 of deferred financing costs relating to its prior Fortress Financing Agreement.

The Company is currently in compliance with all of the terms and conditions of its WF Credit Facility, and management believes, based on its current financial projections, that the Company will be in compliance with covenants over the next twelve months.

Prior Financing Agreement

The Prior Fortress Financing Agreement consisted of a $55,000 revolving WF Credit Facility, a $60,000 term loan and a $70,000 delayed draw term loan. Interest payable under the Financing Agreement was as follows: (a) LIBOR Rate Loans bear interest at applicable interbank rates and Reference Rate Loans bear

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

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

The Company repaid the Debentures on November 26, 2009.

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2011	$1,667
2012	1,020
2013	187
2014	103
2015	58
2016 and beyond	290,024
$293,059

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2011	$935
2012	453
2013	203
2014	112
2015	62
2016 and thereafter	24
1,789
Less: imputed interest	(130)
1,659
Less: current portion	(867)
$792

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

(b) 2010 Share Capital Transactions

During the year ended December 31, 2010, Class A share capital increased by $8,220. The Company issued 1,367,271 relating to vested restricted stock, 6,495 shares related to the exercise of outstanding stock options and 101,107 shares related to the exercise of outstanding stock appreciation rights, increasing share capital by $11,699.

During 2010, the Company’s employees surrendered 282,954 Class A shares valued at $3,479 in connection with the required tax withholding from the vesting of various equity awards. These shares were subsequently retired and no longer remain outstanding as of December 31, 2010.

Additional paid-in capital decreased by $9,174, of which $11,640 related to the vesting of restricted stock and stock appreciation rights, $7,603 relating to transactions with noncontrolling interests, dividends paid and to be paid of $10,194, changes in the redemption value of redeemable noncontrolling interests of $11,500. These decreases were offset by $14,954 relating to an increase from stock-based compensation and $16,809 transferred to charges in excess of capital.

(c) 2009 Share Capital Transactions

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

(e) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 2,500,000 to be added to the 2005 Incentive Plan for a total of 4,500,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A Shares. As of December 31, 2010, the Company has granted 200,000 Director options (of which 100,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan and 2008 Key Partner Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2007	913,729	$8.10	482,149	$9.78
Granted	801,345	8.17	369,882	4.78
Vested	(531,610)	8.30	(9,500)	9.26
Forfeited	(45,601)	8.13	(13,000)	8.85
Balance at December 31, 2008	1,137,863	$8.05	829,531	$7.57
Granted	—	—	179,927	7.15
Vested	(545,747)	7.95	(74,646)	9.19
Forfeited	(34,158)	7.88	(10,652)	10.04
Balance at December 31, 2009	557,958	$8.17	924,160	$7.33
Granted	753,209	8.83	258,223	10.28
Vested	(804,300)	8.37	(562,971)	8.60
Forfeited	(4,944)	8.88	(3,345)	8.13
Balance at December 31, 2010	501,923	$8.83	616,067	$7.40

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2010, 2009 and 2008 was $14,976, $5,022 and $4,499, respectively. In connection with the vesting of these awards, the Company realized a tax deduction of $3,431, $414 and $430 in 2010, 2009 and 2008, respectively. At December 31, 2010, the weighted average remaining contractual life for performance based awards is 2.2 years and for time based awards is 1.5 years. At December 31 2010, the fair value of all restricted stock and restricted stock unit awards is $19,308. The term of these awards is three

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

years with vesting up to three years. At December 31, 2010, the unrecognized compensation expense for these awards was $6,085 and will be recognized through 2013. At December 31, 2010, there are 1,669 awards available to grant.

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

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share	Non Vested Options
Balance, December 31, 2007	975,028	$11.14	851,216	$11.31	123,812
Vested	—	—			(53,812)
Granted	—	—	—
Exercised	—	—	—
Expired and cancelled	(516,193)	8.85			(5,000)
Balance, December 31, 2008	458,835	$9.49	393,835	$9.69	65,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(47,625)	8.76			—
Expired and cancelled	(171,218)	12.22			—
Balance, December 31, 2009	239,992	$9.55	194,992	$9.64	45,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(6,495)	9.19			—
Expired and cancelled	(17,297)	17.08			—
Balance, December 31, 2010	216,200	$9.41	191,200	$9.41	25,000

At December 31, 2010, the intrinsic value of vested options and the intrinsic value of all options was $1,700. For options exercised during 2010 and 2009, the Company received cash proceeds of $60 and $370, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2010 and 2009 was $20 and $16, respectively. At December 31, 2010, the weighted average remaining contractual life of all outstanding options was 1.0 years and for all vested options was 0.8 years. At December 31, 2010, the unrecognized compensation expense of all options was $68 and will be recognized through 2012.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

Share options outstanding as of December 31, 2010 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$5.28 – $7.91	8,326	1.55	$6.91	8,326	$6.91	1.55
$7.92 – $9.85	186,679	1.06	$9.08	161,679	$9.02	0.78
$9.86 – $13.32	21,195	0.34	$13.32	21,195	$13.32	0.34

(f) Stock Appreciation Rights

During 2003, the Compensation Committee of the Board of Directors approved a stock appreciation rights (“SAR’s”) compensation program for senior officers and directors of the Company. SARS’s granted prior to 2006 have a term of four years, for SAR’s granted in 2006 and after they have a term of up to 10 years and all awards vest one-third on each anniversary date.

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share	Non Vested SAR’s
Balance at December 31, 2007	615,000	$11.33	511,666	$11.72	103,334
Vested	—	—			(96,668)
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	(370,000)	12.00			—
Balance at December 31, 2008	245,000	$9.74	238,334	$9.80	6,666
Vested	—	—			(6,666)
Granted	3,744,686	3.76			3,744,686
Exercised	(172,759)	3.72			(172,759)
Expired and cancelled	(298,158)	8.22			(83,158)
Balance at December 31, 2009	3,518,769	$3.80	30,000	$8.18	3,488,769
Vested	—				(1,747,034)
Granted	—				—
Exercised	(187,666)	$4.19			(187,666)
Expired and cancelled	—				—
Balance at December 31, 2010	3,331,103	$3.78	1,777,034	$3.77	1,554,069

At December 31, 2010, the aggregate amount of shares to be issued on vested SAR’s was 1,388,866 shares with an intrinsic value of $23,808 and for all outstanding SAR’s, the aggregate amount of shares to be issued was 2,597,808 with an intrinsic value of $44,947. During 2010 and 2009, the aggregate value of SAR’s exercised was $1,147 and $407, respectively. During 2010, the Company received a tax deduction of $180. At December 31, 2010, the weighted average remaining contractual life of all outstanding SAR’s was 3.2 years and for all vested SAR’s was 3.2 years. At December 31, 2010, the unrecognized compensation expense of all SAR’s was $541 and will be recognized through 2012.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Share Capital  – (continued)

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$3.72 – $6.60	3,311,103	3.17	$3.75	1,757,034	$3.72	3.17
$6.61 – $8.95	20,000	5.63	$8.38	20,000	$8.38	5.63

(h) Warrants

The Company measures the fair value of warrants using the Black-Scholes option pricing model on the date of grant.

There were no warrants outstanding as at December 31, 2010.

Information related to warrant transactions over the past three years is summarized as follows:

	Warrants Outstanding		Warrants Exercisable
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share	Non Vested Warrants
Balance, December 31, 2007	728,907	$16.67	680,873	$16.61	48,034
Vested	—				(48,034)
Granted	—	—
Expired and cancelled	(250,000)	12.70			—
Balance, December 31, 2008	478,907	$14.02	478,907	$14.02	—
Vested	—	—			—
Granted	—	—	—
Expired and cancelled	(478,907)	$14.02	—	$—	—
Balance, December 31, 2009	—	—	—	—	—

The Company has reserved a total of 1,345,927 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2010 there were 1,668,919 shares available for future option and similar grants.

14. Fair Value Measurements

Effective January 1, 2008, the Company adopted guidance regarding accounting for Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

The following tables present certain information for our financial assets that is measured of fair value on a recurring basis at December 31, 2010 and 2009:

	Level 1 2010		Level 1 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long term debt	$283.2	$323.7	$214.7	$230.6

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2010	2009
Beginning Balance of contingent payments	$29,928	$3,986
Payments	(25,305)	(3,986)
Grants	97,930	29,928
Redemption value adjustments	(1,292)	—
Foreign translation adjustment	561	—
Ending Balance of contingent payments	$101,822	$29,928

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

14. Fair Value Measurements  – (continued)

In addition to the above amounts, there are fixed payments of $6,169 and $717 for total deferred acquisition consideration of $107,991 and $30,645, which reconciles to the consolidating financial statements at December 31, 2010 and 2009, respectively.

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

15. Gain on Sale of Assets and Other

The gain on sale of assets and other for the years ended December 31 were as follows:

	2010	2009	2008
Other income (expense)	$364	$(38)	$128
Gain (loss) on disposition of assets	17	(53)	(142)
	$381	$(91)	$(14)

16. Segmented Information

The Company’s segment reporting is consistent with the current manner of how the Chief Operating Decision Maker (“CODM”) and the Board of Directors view the business. The Company is focused on expanding its capabilities in database marketing and data analytics in order to position the Company for future business development efforts and revenue growth.

In order to position this strategic focus along the lines of how the CODM and management will base their business decisions, the Company report two segments. Decisions regarding allocation of resources are made and will be made based not only on the individual operating results of the subsidiaries but also on the overall performance of the reportable segments. These reportable segments are the aggregation of various reporting segments.

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

	For the Year Ended December 31, 2010
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$438,941	$258,884	$—	$697,825
Cost of services sold	289,409	188,082	—	477,491
Office and general expenses	90,622	44,011	22,291	156,924
Depreciation and amortization	17,917	16,196	368	34,481
Operating profit (Loss)	40,993	10,595	(22,659)	28,929
Other income (Expense):
Other income, net				381
Foreign exchange gain				69
Interest expense, net				(33,282)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(3,903)
Income tax recovery				165
Loss from continuing operations before equity in affiliates and noncontrolling interests				(3,738)
Equity in earnings of affiliates				866
Loss from continuing operations				(2,872)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,494)
Net loss				(5,366)
Net income attributable to noncontrolling interests	(7,211)	(2,863)	—	(10,074)
Net (loss) attributable to MDC Partners Inc.				$(15,440)
Stock-based compensation	$7,282	$1,992	$7,233	$16,507
Capital expenditures from continuing operations	$6,476	$5,414	$610	$12,500
Goodwill and intangibles	$367,856	$213,765	$—	$581,621
Total assets	$552,383	$322,520	$39,445	$914,348

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

	For the Year Ended December 31, 2009
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$370,615	$174,526	$—	$545,141
Cost of services sold	220,714	132,297	—	353,011
Office and general expenses	87,633	30,898	18,091	136,622
Depreciation and amortization	25,518	8,466	428	34,412
Operating Profit (Loss)	36,750	2,865	(18,519)	21,096
Other Income (Expense):
Other expense, net				(91)
Foreign exchange loss				(1,956)
Interest expense, net				(21,744)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(2,695)
Income tax expense				(8,536)
Loss from continuing operations before equity in affiliates and noncontrolling interests				(11,231)
Equity loss in earnings of affiliates				(8)
Loss from continuing operations				(11,239)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,519)
Net loss				(12,758)
Net income attributable to noncontrolling interests	(4,851)	(715)	—	(5,566)
Net (loss) attributable to MDC Partners Inc.				$(18,324)
Stock-based compensation	$8,742	$868	$5,834	$15,444
Capital expenditures from continuing operations	$3,617	$2,353	$239	$6,209
Goodwill and intangibles	$277,992	$58,355	$—	$336,347
Total assets	$430,959	$112,780	$60,780	$604,519

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

	For the Year Ended December 31, 2008
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$362,203	$221,068	$—	$583,271
Cost of services sold	225,569	165,446	—	391,015
Office and general expenses	84,071	35,725	17,622	137,418
Depreciation and amortization	24,550	9,189	401	34,140
Operating Profit (Loss)	28,013	10,708	(18,023)	20,698
Other Income (Expense):
Other expense, net				(14)
Foreign exchange gain				13,257
Interest expense, net				(13,255)
Income from continuing operations before income taxes and equity in affiliates				20,686
Income tax expense				(2,397)
Income from continuing operations before equity in affiliates and noncontrolling interests				18,289
Equity in earnings of affiliates				349
Income from continuing operations				18,638
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(10,205)
Net Income				8,433
Net income attributable to the non-controlling interests	(5,466)	(2,834)	—	(8,300)
Net income attributable to MDC Partners Inc.				$133
Stock-based compensation from continuing operations	$6,162	$3,697	$4,578	$14,437
Capital expenditures from continuing operations	$9,181	$5,094	$109	$14,384
Goodwill and intangibles	$224,793	$60,273	$—	$285,066
Total assets	$358,834	$132,609	$37,796	$529,239

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2010	$32,354	$7,606	$1,093	$41,053
2009	$30,322	$3,788	$1,265	$35,375
Goodwill and Intangible Assets
2010	$495,133	$86,488	$—	$581,621
2009	$303,290	$33,057	$—	$336,347

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Segmented Information  – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2010	$582,722	$97,452	$17,651	$697,825
2009	$455,976	$80,124	$9,041	$545,141
2008	$481,745	$89,230	$12,296	$583,271

17. Related Party Transactions

(a)	The Company incurred fees and paid cash incentive awards totaling $1,343, $3,945 and $3,413 in 2010, 2009 and 2008, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal continues to provide services to the Company as its Chief Executive Officer. The Services Agreement has a three-year term with automatic one-year extensions. Pursuant to the Services Agreement, the annual base compensation for Mr. Nadal’s services was increased to $1,500, effective April 27, 2010. The Services Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company also makes an annual cash payment of $500 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, the Company may grant long term equity incentives with a grant-date value of up to 300% of the then current base retainer. In addition during 2010, 2009 and 2008, in accordance with the Services Agreement, Mr. Nadal repaid to the Company an additional $95, $95 and $83, respectively, of loans due to the Company.

(b)	Pursuant to the amended Services Agreement, the Company agreed to provide to its CEO, Miles S. Nadal a special bonus of C$10,000 ($10,088) upon the first to occur of (i) the average market price of the Company’s Class A subordinate voting shares is C$30 ($30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date) or (ii) a change of control of the Company. This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$6,053 (US$6,086), as at December 31, 2010, which has been reserved for in the Company’s accounts. These loans have no stated maturity date.
(c)	In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

During 2010, 2009 and 2008, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $70, $105 and $371, respectively. In addition, in 2010, 2009 and 2008, a subsidiary provided Trapeze with $300, $304 and $144 of services, respectively.

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

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2010, perform over the relevant future periods at their 2010 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $32,985 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,136 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $48,836 only upon termination of such owner’s employment with the applicable subsidiary or death. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised. The aggregate amount of these options is $81,821, of which $77,560 has been recorded on the balance sheet at December 31, 2010 and is included in Redeemable Noncontrolling Interests.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the year ended December 31, 2010, 2009 and 2008, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  At December 31, 2010, the Company has $6,018 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $2,200.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $18,334 for 2010, $16,004 for 2009 and $16,684 for 2008, which was reduced by sublease income of $277 in 2010, $59 in 2009 and $31 in 2008. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2010 and thereafter, are as follows:

Period	Amount
2011	$22,860
2012	21,695
2013	18,035
2014	14,160
2015	12,434
2016 and thereafter	25,459
$114,643

At December 31, 2010, the total future cash to be received on sublease income is $877.

19. New Accounting Pronouncements

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

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our financial statements.

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

In October 2009, the FASB issued revised guidance on the topic of Multiple — Deliverable Revenue Arrangements. The revised guidance amends certain accounting for revenue with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the revised guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. This guidance is effective for the first quarter of 2011, with early adoption permitted. The Company is currently evaluating the impact on our financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

20. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2010 and 2009, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2010	$135,915	$169,890	$178,597	$213,423
2009	$126,516	$134,669	$134,421	$149,534
Cost of services sold:
2010	$96,571	$116,364	$122,721	$141,835
2009	$85,494	$87,910	$85,228	$94,379
Income from continuing operations:
2010	$(8,858)	$(2,669)	$(8,733)	$17,387
2009	$913	$1,360	$2,434	$(15,945)
Net income (loss) attributable to MDC Partners Inc.:
2010	$(10,186)	$(5,805)	$(10,918)	$11,469
2009	$29	$79	$36	$(18,468)
Income (loss) per common share:
Basic
Continuing operations:
2010	$(0.36)	$(0.17)	$(0.36)	$0.41
2009	$0.02	$0.01	$0.01	$(0.65)
Net income (loss):
2010	$(0.37)	$(0.21)	$(0.38)	$0.40
2009	$0.00	$0.01	$0.00	$(0.67)
Diluted
Continuing operations:
2010	$(0.36)	$(0.17)	$(0.36)	$0.37
2009	$0.02	$0.01	$0.01	$(0.65)
Net income (loss):
2010	$(0.37)	$(0.21)	$(0.38)	$0.36
2009	$0.00	$0.01	$0.00	$(0.67)

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

Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2010 includes non-cash stock based compensation charges of $3,203.
•	The fourth quarter of 2009 includes non-cash stock based compensation charges of $6,472 and additional amortization of $3,979 relating to acquisitions. See Note 4.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made after the first quarter (1Q) 2010, which are included in the consolidated balance sheets of the Company, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Post 1Q acquisitions constituted 13% of total assets, as of December 31, 2010, and 10% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the post 1Q acquisitions, because of the timing of the acquisitions.

Based on our assessment, we believe that, as of December 31, 2010, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited MDC Partners Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made after March 31, 2010, which are included in the consolidated balance sheets of the Company, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Post March 31, 2010 acquisitions constituted 13% of total assets, as of December 31, 2010, and 10% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the post March 31, 2010 acquisitions because of the timing of the acquisitions. Our audit of internal control over financial reporting of MDC Partners Inc. and subsidiaries did not include an evaluation of the internal control over financial reporting of the post March 31, 2010 acquisitions.

In our opinion, MDC Partners Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 14, 2011

Item 9B. Other Information

On March 7, 2011, the Company and each of its subsidiaries party thereto entered into an amendment (the “Amendment”) to the WF Credit Facility. The Amendment provides, among other things, that the Company’s total leverage ratio (as defined), measured on a quarter-end basis, must be no greater than (i) 4.0x, for the twelve month period ending March 31, 2011, and (ii) 3.75x, for the twelve month period ending on the last day of each calendar quarter thereafter. In addition, the Amendment provides greater flexibility for the Company to make restricted junior payments (as defined), including dividends.

The foregoing summary description of the Amendment is qualified in its entirety by reference to the full text of the Amendment and the WF Credit Facility, each of which are filed as exhibits to this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers”, “Audit Committee”, “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2010 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2010, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 1, 2011 are:

Name	Age	Office
Miles S. Nadal(1)	53	Chairman of the Board, Chief Executive Officer and President
Stephen Pustil(1)	67	Vice Chairman
David B. Doft	39	Chief Financial Officer
Robert E. Dickson	52	Managing Director
Mitchell S. Gendel	45	General Counsel & Corporate Secretary
Michael C. Sabatino	46	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	46	Managing Director

(1)	Also a director

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

Mr. Gendel joined MDC Partners in November 2004, as General Counsel and Corporate Secretary. Prior to joining MDC Partners, he served as Vice President and Assistant General Counsel at The Interpublic Group of Companies, Inc. from December 1999 until September 2004.

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

Item 11. Executive Compensation

Reference is made to the sections captioned “Compensation of Directors” and “Executive Compensation” in our next Proxy Statement, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to Part II — Item 5 of this Form 10-K and to the sections captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s next Proxy Statement, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Relationships and Related Transactions” in our next Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the section captioned “Appointment of Auditors” in our next Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

The audits referred to in our report dated March 14, 2011 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2010, 2009 and 2008. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 14, 2011

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2010
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2010	$2,034	$765	$(824)	$15	$1,990
December 31, 2009	$2,179	$946	$(1,154)	$63	$2,034
December 31, 2008	$1,357	$1,891	$(962)	$(107)	$2,179

Schedule II — 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2010
(Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2010	$65,896	$(7,986)	$(3,908	)(1)	$1,309	$55,311
December 31, 2009	$59,781	$2,656	$(2,705	)(1)	$6,164	$65,896
December 31, 2008	$86,125	$(4,149)	$(8,250	)(1)	$(13,945)	$59,781

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved and adjustment for net operating loss relating to sale of business.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: March 14, 2011	By: /s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 14, 2011
/s/ Robert Kamerschen Robert Kamerschen	Presiding Director	March 14, 2011
/s/ Clare Copeland Clare Copeland	Director	March 14, 2011
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 14, 2011
/s/ Scott Kauffman Scott Kauffman	Director	March 14, 2011
/s/ Michael J. Kirby Michael J. Kirby	Director	March 14, 2011
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 14, 2011
/s/ David Doft David Doft	Chief Financial Officer	March 14, 2011
/s/ Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 14, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1	Indenture, dated as of October 23, 2009, by and between the Company, the Note Guarantors, and The Bank of New York Mellon, as trustee, relating to the issuance of the Company’s 11% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009);
4.1.1	First Supplemental Indenture, dated as of May 14, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 11% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 14, 2010);
4.1.2	Second Supplemental Indenture, dated as of October 23, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on October 29, 2010);
10.1	Purchase Agreement, dated October 20, 2009, by and among the Company and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Senior Notes due 2016 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1.1	Exchange and Registration Rights Agreement, dated as of October 23, 2009, by and among the Company, and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Senior Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1.2	Purchase Agreement, dated as of May 11, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 14, 2010);
10.1.3	Exchange and Registration Rights Agreement, dated as of May 14, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2010);
10.2	Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.2.1	First Amendment, dated March 19, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed on May 7, 2010);
10.2.2	Consent and Second Amendment, dated May 6, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed on May 7, 2010);

Exhibit No.	Description
10.2.3	Third Amendment, dated November 22, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto*;
10.2.4	Fourth Amendment, dated March 7, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto*;
10.3	Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2007);
10.3.1	Letter Agreement between the Company and Miles Nadal dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.3.2	Letter Agreement between the Company and Miles Nadal dated April 1, 2008 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 9, 2009);
10.3.3	Amendment to Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated July 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2010);
10.4	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.4.1	Amendment No. 1 dated August 5, 2010, to the Employment Agreement made as of August 20, 2007, by and between MDC Partners Inc. and Stephen Pustil (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 29, 2010);
10.5	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);
10.6	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.7	Employment Agreement between the Company and Robert Dickson, dated July 26, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2004);
10.7.1	Amendment to Employment Agreement between the Company and Robert Dickson, dated November 20, 2007 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed on March 10, 2008);
10.8	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.9	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);
10.10	Agreement of Separation and Release between the Company and Graham Rosenberg, dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on November 2, 2009);
10.11	Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);
10.11.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.12	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);

Exhibit No.	Description
10.12.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.12.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.12.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.12.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.12.5	Form of Restricted Stock Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-K filed on March 10, 2010);
10.12.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-K filed on March 10, 2010);
10.12.7	Form of EVAR Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2011);
10.12.8	Form of EVAR Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2011);
10.12.9	Form of Restricted Stock Grant Agreement (2011)*;
10.12.10	Form of Restricted Stock Unit (RSU) Grant Agreement (2011)*;
10.13	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);
10.14	Membership Interest Purchase Agreement (17%) dated November 10, 2008, among the Company, CPB Acquisition Inc., MDC Acquisition Inc., and Crispin Porter & Bogusky LLC (“CPB”), Crispin & Porter Advertising Inc., and certain employees of CPB (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 9, 2009);
10.14.1	Amendment No. 1, dated October 5, 2009, to Membership Interest Purchase Agreement dated November 10, 2008 (incorporated by reference to Exhibit 10.14.1 to the Company’s Form 10-K filed on March 10, 2010);
10.14.2	Amendment No. 2, dated December 1, 2009, to Membership Interest Purchase Agreement dated November 10, 2008 (incorporated by reference to Exhibit 10.14.2 to the Company’s Form 10-K filed on March 10, 2010);
10.15.1	Membership Interest Purchase Agreement by and among MDC Acquisition Inc., WWG, LLC, a Florida limited liability company, Todd Graham, Kevin Berg, Vincent Parinello, Daniel K. Gregory, Stephen Groth, and Sean M. O’Toole, dated as of March 1, 2010 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-Q filed on May 7, 2010);
10.15.2	Amended and Restated Limited Liability Company Agreement of The Arsenal LLC (f/k/a Team Holdings LLC) by and among MDC Acquisition Inc., WWG, LLC, and WWG2, LLC, dated as of March 1, 2010 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-Q filed on May 7, 2010);
10.15.3	Amendment No. 1, dated July 29, 2010, to the Membership Interest Purchase Agreement dated as of March 1, 2010 by and among MDC Acquisition Inc., WWG, LLC, Todd Graham, Kevin Berg, Vincent Parinello, Daniel K. Gregory, Stephen Groth and Sean M. O’Toole (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-Q filed on July 30, 2010);
10.15.4	Amendment No. 1, dated July 29, 2010, to the Amended and Restated Limited Liability Company Agreement of The Arsenal LLC (f/k/a Team Holdings LLC) dated as of March 1, 2010 by and among The Arsenal LLC, MDC Acquisition Inc., WWG, LLC and WWG2, LLC (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-Q filed on July 30, 2010);

Exhibit No.	Description
10.16.1	Membership Unit Purchase Agreement by and among MF+P Acquisition Co., Integrated Media Solutions, LLC, a New York limited liability company, Robert Ingram, Desiree Du Mont and Ron Corvino, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Form 10-Q filed on May 7, 2010);
10.16.2	Amended and Restated Limited Liability Company Agreement of Integrated Media Solutions Partners LLC by and among MF+P Acquisition Co. and Integrated Media Solutions, LLC, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed on May 7, 2010);
10.16.3	Amendment No. 1, dated July 29, 2010, to the Membership Unit Purchase Agreement dated as of April 30, 2010 by and among MF+P Acquisition Co., Integrated Media Solutions, LLC, Robert Ingram, Desiree DuMont and Ron Corvino (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 30, 2010);
10.17.1	Limited Partnership Unit Purchase Agreement dated as of November 30, 2010, by and among MDC Partners Inc., a Canadian corporation, Newport Partners Holdings LP, an Ontario limited partnership, Cap C LP Holdco Inc., an Ontario corporation, 2265174 Ontario Limited, an Ontario corporation, Glenn Chilton and Paul Quigley*;
10.17.2	Limited Partnership Unit Purchase Agreement dated as of November 30, 2010, by and among MDC Partners Inc., a Canadian corporation, 2265174 Ontario Limited, Glenn Chilton and Paul Quigley*;
10.18.1	Limited Partnership Unit Purchase Agreement dated as of November 30, 2010, by and among MDC Partners Inc., a Canadian corporation, Newport Partners Holdings LP, an Ontario limited partnership, Cap C LP Holdco Inc., an Ontario corporation, 2265178 Ontario Limited, an Ontario corporation, Tony Chapman and Victoria Calverley*;
10.18.2	Limited Partnership Unit Purchase Agreement dated as of November 30, 2010, by and among MDC Partners Inc., a Canadian corporation, 2265178 Ontario Limited, and Tony Chapman, Victoria Calverley, Bennett Klein and Tom Clune*;
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines, amended in May 2009 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 10, 2010);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO Seidman LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.