Form 10-Q
period 2011-03-31
MDC PARTNERS INC
filed 2011-05-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-13178

MDC Partners Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0364441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

950 Third Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 429-1800
Registrant’s telephone number, including area code:

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
Yes  ☐ No  ☒

The numbers of shares outstanding as of April 25, 2011 were: 29,912,800 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Services	$217,502	$135,915
Operating Expenses:
Cost of services sold	159,144	96,571
Office and general expenses	45,731	34,277
Depreciation and amortization	10,383	5,816
	215,258	136,664
Operating profit (loss)	2,244	(749)
Other Income (Expense):
Other income (expense), net	311	(588)
Interest expense	(9,564)	(7,028)
Interest income	32	31
	(9,221)	(7,585)
Loss from continuing operations before income taxes, equity in affiliates	(6,977)	(8,334)
Income tax expense	358	249
Loss from continuing operations before equity in affiliates	(7,335)	(8,583)
Equity in earnings (loss) of non-consolidated affiliates	255	(104)
Loss from continuing operations	(7,080)	(8,687)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(476)
Net loss	(7,080)	(9,163)

Net income attributable to the noncontrolling interests	(1,605)	(1,023)

Net loss attributable to MDC Partners Inc.	$(8,685)	$(10,186)

Loss Per Common Share:
Basic and Diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.31)	$(0.35)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.00)	(0.02)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.31)	$(0.37)
Weighted Average Number of Common Shares Outstanding:
Basic	28,200,111	27,631,903
Diluted	28,200,111	27,631,903

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,234	$681
Office and general expenses	1,040	2,787
Total	$4,274	$3,468

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,962	$10,949
Accounts receivable, less allowance for doubtful accounts of $2,048 and $1,990	203,882	195,306
Expenditures billable to clients	50,014	30,414
Other current assets	15,333	13,455
Total Current Assets	276,191	250,124
Fixed assets, at cost, less accumulated depreciation of $99,813 and $94,432	42,541	41,053
Investment in affiliates	128	—
Goodwill	545,902	514,488
Other intangibles assets, net	65,473	67,133
Deferred tax asset	21,680	21,603
Other assets	22,822	19,947
Total Assets	$974,737	$914,348
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$105,830	$131,074
Accruals and other liabilities	73,318	64,050
Advance billings	133,635	124,993
Current portion of long-term debt	1,584	1,667
Current portion of deferred acquisition consideration	32,649	30,887
Total Current Liabilities	347,016	352,671
Revolving credit facility	59,741	—
Long-term debt	284,857	284,549
Long-term portion of deferred acquisition consideration	70,759	77,104
Other liabilities	12,235	10,956
Deferred tax liabilities	19,558	19,642

Total Liabilities	794,166	744,922

Redeemable Noncontrolling Interests (Note 2)	89,848	77,560
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 28,960,790 and 28,758,734 shares issued in 2011 and 2010	227,617	226,752
Class B Shares, no par value, unlimited authorized, 2,503 shares issued in 2011 and 2010, each convertible into one Class A share	1	1
Additional paid-in capital	—	—
Charges in excess of capital	(11,076)	(16,809)
Accumulated deficit	(155,285)	(146,600)
Stock subscription receivable	(135)	(135)
Accumulated other comprehensive loss	(3,206)	(4,148)

MDC Partners Inc. Shareholders’ Equity	57,916	59,061
Noncontrolling Interests	32,807	32,805
Total Equity	90,723	91,866
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$974,737	$914,348

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,080)	$(9,163)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(476)
Loss from continuing operations	(7,080)	(8,687)
Adjustments to reconcile net loss from continuing operations to cash provided by operating activities:
Depreciation	4,615	3,695
Amortization of intangibles	5,768	2,121
Non-cash stock-based compensation	4,274	3,468
Amortization of deferred finance charges and debt discount	637	651
Adjustment to deferred acquisition consideration	(2,977)	334
Gain on disposition of assets	—	(69)
Loss (earnings) of non-consolidated affiliates	(255)	104
Other non-current assets and liabilities	(1,216)	(1,069)
Foreign exchange	(146)	554
Changes in working capital:
Accounts receivable	(5,882)	(5,295)
Expenditures billable to clients	(3,247)	824
Prepaid expenses and other current assets	(1,745)	(2,070)
Accounts payable, accruals and other liabilities	(20,348)	(13,911)
Advance billings	(9,464)	10,886
Cash flows used in continuing operating activities	(37,066)	(8,464)
Discontinued operations	—	(475)
Net cash used in operating activities	(37,066)	(8,939)
Cash flows from investing activities:
Capital expenditures	(5,022)	(2,762)
Acquisitions, net of cash acquired	(20,070)	(22,989)
Proceeds from sale of assets	12	44
Other investments	(868)	(4)
Profit distributions from affiliates	3,783	7
Cash Flows used in continuing investing activities	(22,165)	(25,704)
Discontinued operations	—	(439)
Net cash used in investing activities	(22,165)	(26,143)
Cash flows from financing activities:
Proceeds from revolving credit facility	59,741	10,278
Repayment of long-term debt	(281)	(222)
Proceeds from stock subscription receivable	—	124
Proceeds from exercise of options	721	—
Purchase of treasury shares	(1,481)	(611)
Deferred financing costs	(275)	—
Distributions to noncontrolling partners	(4,293)	(2,279)
Proceeds from bank overdrafts	1,066	—
Payment of dividends	—	(2,781)
Net cash provided by financing activities	55,198	4,509
Effect of exchange rate changes on cash and cash equivalents	46	(106)
Net decrease in cash and cash equivalents	(3,987)	(30,679)
Cash and cash equivalents at beginning of period	10,949	51,926
Cash and cash equivalents at end of period	$6,962	$21,247

Supplemental disclosures:
Cash income taxes paid	$64	$645
Cash interest paid	$422	$120
Dividends payable	$—	$208
Non-cash transactions:
Capital leases	$313	$148

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Effective September 2010, one of the Company’s operating subsidiaries, Zig (USA) LLC has been deemed a discontinued operation.

In June 2010, the Company discontinued a start-up called Fearless Progression LLC.

In addition, in December 2010, the Company discontinued a start-up division of Redscout, LLC called 007.

All periods have been restated to reflect the discontinued operations.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2011 and December 31, 2010.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2011. However, one client accounted for 11% of revenue for the three months ended March 31, 2010.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2011 and December 31, 2010, is approximately $48 and $64, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011, 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2011, $2,977 of income was recognized related to changes in estimated value.  For the three months ended March 31, 2010, $344 has been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three months ended March 31, 2011 and 2010, $568 and $399, respectively, of acquisition related costs have been charged to operations.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options.  The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised.  For the three months ended March 31, 2011 and 2010, there have been no charges to noncontrolling interests.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

	Three Months Ended March 31,
	2011	2010
Beginning Balance as of December 31,	$77,560	$33,728
Redemptions	(362)	(1,285)
Granted	7,890	1,276
Changes in redemption value	3,781	(4,233)
Currency Translation Adjustments	979	382
Ending Balance as of March 31,	$89,848	$29,868

Revenue Recognition

The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification, and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company follows the Revenue Arrangements with Multiple Deliverables topic of the FASB Accounting Standards Codification issued. This topic addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company recognizes revenue based on the relative selling price of each multiple deliverable when delivered. The Company also follows the topic of the FASB Accounting Standards Codification Reporting Revenue Gross as a Principal versus Net as an Agent. This issue summarizes the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, for reimbursements received for out-of-pocket expenses. This issue summarizes the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included such reimbursed expenses in revenue.

The Company earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses.

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer arrangement. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At March 31, 2011 and December 31, 2010, $214 and $848 was amortized, respectively, net of amortized premium of $80 and $197, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving credit facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of March 31, 2011 and December 31, 2010 was $10,456 and $10,605, net of accumulated amortization of $2,007 and $1,583, respectively.  During the three months of 2011, the Company recorded $275 of deferred financing costs primarily relating to the 2010 expansion of the revolving credit facility.

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

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using both the Black-Scholes option pricing-model and a lattice based model (Monte Carlo) and is recorded in operating income over the service period that is the vesting period of the award.  The lattice based model is used for awards which are subject to achieving stock performance targets.

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

During the three months ended March 31, 2011, the Company issued 995,514 restricted stock units and restricted stock shares  (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $18,247 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.  In addition, during the three months ended March 31, 2011, the Company awarded 1,413,000.  Extraordinary equity value appreciation restricted stock grants (“EVARs”) to its employees.  These EVARs have an aggregate grant date fair value of $13,240 and may result in the issuance of RSUs, but only upon the achievement of extraordinary stock performance targets.  If issued, the RSUs underlying EVAR grants will vest on December 31, 2013.

For the three months ended March 31, 2011, the Company has recorded a $1,651 charge relating to these equity incentive grants.

A total of 952,010 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of March 31, 2011.

3.	Loss Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended March 31,
	2011	2010
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(7,080)	$(8,687)
Net loss attributable to the noncontrolling interests	(1,605)	(1,023)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(8,685)	$(9,710)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(8,685)	$(9,710)
Denominator
Denominator for basic loss per common share - weighted average common shares	28,200,111	27,631,903
Effect of dilutive securities:	—	—
Denominator for diluted loss per common share - adjusted weighted shares	28,200,111	27,631,903
Basic and diluted loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.31)	$(0.35)

During the three months ended March 31, 2011, options and other rights to purchase 5,352,121 shares of common stock, which includes 1,912,723 shares of non-vested restricted stock and restricted stock units, were outstanding but were not included in the computation of diluted loss per common share because their effect would be antidilutive.

During the three months ended March 31, 2010, options and other rights to purchase 5,845,769 shares of common stock, which includes 1,023,912 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	First Quarter 2011 Acquisitions

 Effective January 31, 2011, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Anomaly Partners, LLC (“Anomaly”).  This acquisition expands the Company’s portfolio with another creatively driven agency brand with an international presence.  At closing, the Company paid cash of $15,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2014 with final payments due in 2015, with an original estimated present value of $20,951 at the date of acquisition.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $4,000 (consisting primarily of customer lists and a covenant not to compete) and goodwill of $22,297 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $7,890 based on the Company’s evaluation of the Company being acquired and the purchase price paid by the Company and have been recorded as redeemable noncontrolling interests due to put option rights which are triggered upon such owner’s termination without cause, disability or death. The identified intangibles will be amortized ranging from a five to eight-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

Fourth Quarter 2010 Acquisitions

Effective November 30, 2010, the Company, through a wholly-owned subsidiary, purchased 80% of the total outstanding equity interests in each of Kenna Communications LP, an Ontario limited partnership ("Kenna"), and Capital C Partners LP, an Ontario limited partnership ("Capital C").  Capital C is a full-service marketing agency providing services such as business strategy and consumer insights, shopper monitoring, and product innovation.  Kenna delivers sales and marketing solutions to make organizations more efficient, more productive and more effective.  The aggregate purchase price was equal to $26,300 and additional deferred acquisition consideration, with an original estimated present value at the acquisition date of $12,360, that is based upon actual results from 2010 to 2015 with final payments due in 2016.  In addition, performance payments of up to $5,000 may be paid in the future based on these results and will result in stock based compensation charges over that period.  The Company recorded $19,905 as the present value of redeemable noncontrolling interest in relation to the Kenna and Capital C put option rights triggered upon such owner’s termination without cause, disability or death.   Beginning in 2016, the Company has a call for the remaining 20% of each of Kenna and Capital C.  If the Company does not exercise this call, the operating results of Kenna and Capital C will be allocated to the Company on a basis less than the Company’s ownership basis as defined.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $10,254 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $47,297 representing the value of assembled workforce.  The identified intangible assets will be amortized from a five to eight year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The intangibles and goodwill are not tax deductible.  Accordingly, the Company recorded a deferred tax liability of $3,188 representing the future benefits relating to the amortization of the identified intangibles.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

During the quarter ended December 31, 2010, the Company also completed a number of other acquistions.  The Company purchased a 51% interest in 72andSunny Partners LLC (“72andSunny”).  72andSunny is full service agency that conceives and executes fully integrated campaigns across all media for top global brands.  The Company also increased its ownership of Allard Johnson Communications Inc. (now known as Kbs+p Canada, Inc.,) (“Kbs+p Canada”) to 100%, and Company C LLC (“Company C”) to 100%.  The aggregate purchase price paid for these other acquisitions was equal to $35,859, and consisted of total closing cash payments of $12,937, net of $790 repayment of loans; a $271 working capital adjustment; and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying business from 2010 to 2015 with final payments due in 2016 with an original estimated present value at acquisition date of $21,861, of which the Company paid $2,500 in December 2010 and $812 in 2011.  An allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,690, consisting primarily of customer lists and covenants not to compete, and goodwill of $35,322 representing the value of assembled workforce.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $13,722, the present value of redeemable noncontrolling interest in relation to 72andSunny.  72andSunny has put option rights only upon such owner’s termination without cause, disability or death. The Company also recorded an entry to reduce redeemable noncontrolling interests by $3,802 and additional paid-in-capital of $3,123 in relation to the Kbs+p Canada and Company C step up.  The amounts paid and to be paid will be tax deductibe in relation to the 72andSunny acquisition.  However, it will not be tax deductible in relation to the Kbs+p Canada transaction.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

Third Quarter 2010 Acquisitions

During the quarter ended September 30, 2010, the Company completed a number of acquisitions. The Company purchased a 60% equity interest in Relevent Group, LLC (“Relevent”), a 60% equity interest in Kwittken & Company, LLC (“Kwittken”), and certain assets and liabilities of Think 360 Inc. (“Think 360”).  Relevent is a full service marketing, special events, production and promotions company that builds brands with consumers through experiential lifestyle, entertainment and relationship marketing programs.  Kwittken is a full service public relations and  marketing agency.  Think 360 is an integrated marketing agency. The aggregate purchase price paid for these acquisitions consisted of total closing cash payments of $15,085, plus additional contingent deferred acquisition consideration, that are based on the actual financial results of the underlying businesses from 2010 to 2014, with final payments due in 2015 with an original estimated present value at acquisition date of $14,898. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $4,974, consisting primarily of customer lists and covenants not to compete, and goodwill of $29,083 representing the value of the assembled workforce.  The identified intangibles will be amortized ranging from a two to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The present value of the redeemable noncontrolling interest not acquired at the acquisition date was $5,513. Relevent and Kwittken have put option rights upon an employee-owner’s termination without cause, disability or death.  The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

The Company has also increased ownership to 100% of Zig Inc. (now known as Crispin Porter + Bogusky Canada Inc. (“CPB Canada”)) and purchased an additional 25% of Bruce Mau Design Inc., increasing the Company’s ownership to 75%  The aggregate purchase price paid for these step-ups consisted of total closing cash payments of $3,115, plus additional deferred acquisition consideration of $626.  During the fourth quarter of 2010, and first quarter of 2011, the Company made payments of $47 and $16, respectively.  In relation to these step-ups, the Company recorded an entry to reduce redeemable noncontrolling interests by $1,365 and an entry to reduce noncontrolling interests by $144.  The Company recorded a reduction of additional paid-in-capital of $2,296 representing the difference between the fair value of the interest and the value of the redeemable noncontrolling interests.  The amounts paid and to be paid will not be tax deductible.

Second Quarter 2010 Acquisitions

Effective May 6, 2010, the Company, through a wholly-owned subsidiary, purchased 75% of the total outstanding membership interests in Integrated Media Solutions, LLC (“IMS”), which expands the Company’s direct response marketing capabilities.  At closing, the Company paid cash of $20,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2015 with final payments due in 2016, with an original estimated present value of $19,658 at the date of acquisition which includes fixed payments of $2,216.  During 2010 and 2011, the Company made payments of $666 and $312, respectively.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $9,081 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $44,678 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $13,219 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of the purchase price of IMS to the fair value of the net assets acquired at May 6, 2010 will depend on a number of factors, including additional information such as changes in the unaudited consolidated financial statements.

During the quarter ended June 30, 2010, the Company completed a number of acquisitions. The Company purchased a 51% equity interest in Allison & Partners LLC (“Allison”), a 75% equity interest in Sloane & Company LLC (“Sloane”), and certain assets and liabilities of CSC – ADPLUS, LLC (d.b.a. Infolure) (“Infolure”). Allison is a full service public relations and corporate communications agency.  Sloane is a communication firm focused on corporate positioning and communications, financial public relations and investor relations, and crisis and transactions communications.  Infolure is a direct marketing firm. The purchase price paid for these acquisitions consisted of aggregate cash payments of $17,632 plus additional contingent deferred acquisition consideration, that are based on actual results from 2010 to 2015 with final payments due in 2016 with an original estimated present value at acquisition date of $15,797 which includes fixed payments of $3,805. During 2010 and 2011, the Company made payments of $2,020 and $1,596, respectively.  An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $9,431 consisting primarily of customer lists and covenants not to compete, and goodwill of $27,697 representing the value of the assembled workforce.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $6,024, the present value of redeemable noncontrolling interests in relation to Allison and Sloane.  The Allison acquisition has put option rights upon termination of an employee-owner’s employment by reason of death.  The Sloane acquisition has put rights that could increase the Company’s ownership to 100% in 2015.  The amounts paid and to be paid will be tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to the fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

First Quarter 2010 Acquisitions

Effective March 1, 2010, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Team Holdings LLC (“Team”), which expands the Company’s experiential marketing capabilities.  At closing, the Company paid cash of $11,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2012 with final payments in 2013, with an original estimated present value of $12,656, and the Company paid a working capital true-up estimated at an additional $569.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,220 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $32,993 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $15,771 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  During the second quarter of 2010, the Company amended the purchase agreement to include additional deferred acquisition consideration, with a current present value of $3,071, with final payments due in 2012.  The additional deferred acquisition consideration resulted in additional intangibles of $3,071.  During 2010 and 2011, the Company made payments of $986 and $329, respectively.  The intangibles and goodwill are tax deductible.

During the three months ended March 31, 2010, the Company completed a number of other acquisitions and step-ups in ownership. The Company purchased a 76% equity interest in Communifx Partners LLC (“Communifx”), substantially all of the assets of Plaid Inc. (“Plaid”), an additional 15% equity interest in Fletcher Martin, LLC (“Fletcher Martin”), an additional 49% equity interest in Trend Core, LLC (“Trend Core”), and an additional 1% equity interest in HL Group Partners, LLC (“HL Group”). Communifx builds and manages large-scale customer database solutions to enable the planning, execution, and measurement of multi-channel marketing and advertising programs.  Plaid is a marketing services business with a concentration in the digital communication and social media arena.  The Company purchased the additional equity interests in Fletcher Martin and HL Group pursuant to the exercise of outstanding puts. The purchase price paid for these acquisitions and step-ups consisted of aggregate cash payments of $4,921 plus additional contingent payments of $576 that are based on actual results from 2010 to 2015 with final payments due in 2016. During  2011, the Company made payments of $267.  An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $1,851 consisting primarily of customer lists and a covenant not to compete, and goodwill of $2,426 representing the value of the assembled workforce.  The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $710, the present value of redeemable noncontrolling interests in relation to Communifx.  The Communifx acquisition has put/call rights that could increase the Company’s ownership to 100% in 2013.   In relation to the step up acquisitions, the Company recorded an entry to reduce Redeemable Noncontrolling Interests by $1,116.  The amount paid to the employee over fair value, $608, was recorded as a stock-based compensation charge.  The Company recorded a reduction of additional paid-in capital of $1,623 representing the difference between the fair value of the shares and the value of the Redeemable Noncontrolling Interests.  The amounts paid and to be paid will be tax deductible.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

Net Income Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net Loss attributable to MDC Partners Inc.	$(8,685)	$(10,186)
Transfers to the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	—	(1,639)
Decrease in MDC Partners Inc. paid-in-capital from issuance of profits interests	—	(160)
Net transfers to noncontrolling interest	$—	$(1,799)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(8,685)	$(11,985)

5.	Accrued and Other Liabilities

At March 31, 2011 and December 31, 2010, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $5,994 and $8,577, respectively.
Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2010 and three months ended March 31, 2011 were as follows:

Noncontrolling Interests
Balance, December 31, 2009	$4,058
Income attributable to noncontrolling interests	10,074
Distributions made	(7,685)
Other(1)	2,130
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	1,605
Distributions made	(4,293)
CTA	105
Balance, March 31, 2011	$5,994

(1)           Other consists primarily of an adjustment to record distributions to be made as a result of an acquired company and cumulative translation adjustments.

6.	Discontinued Operations

In December 2010, the Company discontinued a start-up division of Redscout, LLC called 007. As a result, the Company has classified this entity’s results of operations as discontinued operations.  The results of operations for the three months ended March 31, 2010 was a loss of $136.

Effective September 30, 2010, the Company ceased Zig US current operations and has classified this entity’s results of operations as discontinued operations.  The results of operations for the three months ended March 31, 2010 was a loss of $169.

In June 2010, the Company discontinued a start up called Fearless Progression LLC (“Fearless”). The results of operations for the three months ended March 31, 2010 was a loss of $171.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2010 was the following:

Three Months Ended March 31, 2010

Revenue	$267
Operating loss	$(496)
Other expense	$(35)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(476)

7.	Comprehensive (Loss ) Income

Total comprehensive (loss) income and its components were:

	Three Months Ended March 31,
	2011	2010
Net loss for the period	$(7,080)	$(9,163)
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	845	1,416
Comprehensive loss	(6,235)	(7,747)
Comprehensive loss attributable to the noncontrolling interest	(1,608)	(966)
Comprehensive loss attributable to MDC Partners Inc.	$(7,843)	$(8,713)

8.	Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	March 31, 2011	December 31, 2010

Revolving credit facility	$59,741	$—
11% Senior Notes due 2016	290,000	290,000
Original issue discount	(6,629)	(6,843)
Notes payable and other bank loans	1,400	1,400
	344,512	284,557
Obligations under capital leases	1,670	1,659
	346,182	286,216
Less:
Current portions	1,584	1,667
Long term portion	$344,598	$284,549

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

The fair value for the 11% Senior Notes was $320,300 as of March 31, 2011.

At March 31, 2011, the Company had issued $6,055 of undrawn outstanding Letters of Credit.

At March 31, 2011 and December 31, 2010, accounts payable included $10,092 and $9,026 of outstanding checks, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

8. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000.  The WF Credit Agreement replaced the Company’s existing $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The applicable margin as of March 31, 2011 for borrowing is 2.50% in the case of Base Rate Loans and 2.75% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lender under the WF Credit Agreement in respect of unused commitments thereunder.

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries (as defined) and is secured by all of the assets of the Company. The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, a minimum receivables level, and a minimum earnings level, as defined.

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At March 31, 2011, the weighted average interest rate under the WF Credit Agreement was 5.8%.

9.	Total Equity

During the three months ended March 31, 2011, Class A share capital increased by $865, as the Company issued 186,895 shares related to vested restricted stock, and 18,179 shares related to the exercise of outstanding stock appreciation rights and 80,664 related to the exercise of options.  During the three months ended March 31, 2011, charges in excess of capital increased by $1,625 related to the vested restricted stock, stock appreciation rights, and options offset by $4,060 related to an increase from stock-based compensation that was expensed during the same period, and $3,296 related to charges in put options (Note 2 and Note 13).

During the three months ended March 31, 2011, the Company purchased and retired 83,682 Class A shares for $1,481 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock and stock appreciation rights.

Total equity decreased $1,143, which is comprised of an increase in stock-based compensation of $4,060, changes in put options of $3,296,  an increase in accumulated other comprehensive loss of $942 and an exercise of stock options of $721, offset by a net loss attributable to MDC Partners of $8,685 and $1,481 of treasury stock purchases.

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

The following tables present certain information for our financial assets that is measured of fair value on a recurring basis at March 31, 2011 and 2010:

	Level 1 March 31, 2011		Level 1 March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
11% Senior Notes due 2016	$283.4	$320.3	$215.0	$245.3

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,
	2011	2010
Beginning Balance of contingent payments	$101,822	$29,928
Payments	(7,590)	(7,120)
Grants	6,430	13,187
Redemption value adjustments	(2,737)	320
Foreign translation adjustment	288	—
Ending Balance of contingent payments	$98,213	$36,315

In addition to the above amounts, there are fixed payments of $5,195 and $1,632 for total deferred acquisition consideration of $103,408 and $37,948, which reconciles to the consolidating financial statements at March 31, 2011 and 2010, respectively.

Level 3 payments relate to payments made for deferred acquisition consideration. Level 3 grants relate to contingent purchase price obligations related to acquisitions. The Company records the initial liability of the estimated present value. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate of the date of payment. Level 3 redemption value adjustments relate to the remeasurement and change in these various contractual valuation formulas as well as adjustments of present value.

At March 31, 2011 and December 31, 2010, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

11.	Other Income (Expense)

	Three Months Ended March 31,
	2011	2010
Other income (expense)	$69	$(6)
Foreign currency transaction gain (loss)	242	(651)
Gain on sale of assets	—	69
	$311	$(588)

12.	Segmented Information

The Company’s segment reporting is consistent with the current manner of how the Chief Operating Decision Maker (“CODM”) and the Board of Directors view the business. The Company is focused on expanding its capabilities in database marketing and data analytics in order to position the Company for future business development efforts and revenue growth.
In order to position this strategic focus along the lines of how the CODM and management will base their business decisions, the Company reports two segments. Decisions regarding allocation of resources are made and will be made based not only on the individual operating results of the subsidiaries but also on the overall performance of the reportable segments. These reportable segments are the aggregation of various reporting segments.

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2011
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$141,493	$76,009	$—	$217,502

Cost of services sold	100,770	58,374	—	159,144

Office and general expenses	27,193	11,832	6,706	45,731

Depreciation and amortization	5,807	4,472	104	10,383

Operating Profit/(Loss)	7,723	1,331	(6,810)	2,244

Other Income (Expense):
Other income, net				311
Interest expense, net				(9,532)

Loss from continuing operations before income taxes, equity in affiliates				(6,977)
Income tax expense				358

Loss from continuing operations before equity in affiliates				(7,335)
Equity in earnings of non-consolidated affiliates				255

Net loss				(7,080)

Net income attributable to the noncontrolling interests	(1,643)	38	—	(1,605)
Net loss attributable to MDC Partners Inc.				$(8,685)

Non cash stock based compensation	$1,547	505	$2,222	$4,274

Supplemental Segment Information:

Capital expenditures	$3,733	$1,091	$198	$5,022

Goodwill and intangibles	$393,320	$218,055	$—	$611,375

Total assets	$598,369	$335,186	$41,182	$974,737

Three Months Ended March 31, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$91,258	$44,657	$—	$135,915

Cost of services sold	61,215	35,356	—	96,571

Office and general expenses	19,980	9,514	4,783	34,277

Depreciation and amortization	3,284	2,439	93	5,816

Operating Profit/(Loss)	6,779	(2,652)	(4,876)	(749)

Other Income (Expense):
Other expense, net				(588)
Interest expense, net				(6,997)

Loss from continuing operations before income taxes, equity in affiliates				(8,334)
Income tax expense				249

Loss from continuing operations before equity in affiliates				(8,583)
Equity in loss of non-consolidated affiliates				(104)

Loss from continuing operations				(8,687)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(476)

Net loss				(9,163)

Net income attributable to the noncontrolling interests	(982)	(41)	—	(1,023)
Net loss attributable to MDC Partners Inc.				$(10,186)

Non cash stock based compensation	$1,753	$366	$1,349	$3,468

Supplemental Segment Information:

Capital expenditures	$1,605	$1,034	$123	$2,762

Goodwill and intangibles	$278,055	$99,852	$—	$377,907

Total assets	$430,731	$166,342	$35,993	$633,066

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2011	$174,319	$35,140	$8,043	$217,502
2010	$111,882	$20,045	$3,988	$135,915

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2011, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $35,758 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,452 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $59,187 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at March 31, 2011 is $54,093 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2011 and 2010, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $3,833 of investments.  At March 31, 2011, the Company had issued $6,055 of undrawn outstanding letters of credit.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on our results of operation or our financial position.

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

 15. Subsequent Events

On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $55 million aggregate principal amount of 11% senior notes due 2016.

On April 29, 2011, the Company entered into an amendment (the “Amendment”) to its existing senior secured revolving credit facility, dated October 23, 2009. The maximum revolver amount under the Credit Agreement was increased to $150 million, from $100 million, in connection with the Amendment and pursuant to separate assignment agreements in which Goldman Sachs Lending Partners LLC joined Wells Fargo, JPMorgan Chase Bank, N.A. and Bank of Montreal as Lenders under the credit facility. In addition, the Amendment extends the maturity day of the Credit Agreement by an additional one year, to October, 23, 2015, and lowers the Base LIBOR Rate Floor (as defined) from 1.5% to 0.5%.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1st of that year and ending December 31 of that year (e.g., fiscal 2011 means the period beginning January 1, 2011, and ending December 31, 2011).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2011 and 2010, and the financial condition of the Company as of March 31, 2011. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report to Shareholders for the year ended December 31, 2010 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses, which results in earnings before interest, income taxes and depreciation and amortization (“EBITDA”)and capital expenditures. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major reportable segment (organic); growth from currency changes; and growth from acquisitions.

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

Because we are a service business, we monitor these costs on a percentage of revenue basis. Cost of services sold tends to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature.  We also monitor the resulting EBITDA generated to assist in determining where investment needs to be made.

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

Results of Operations:
For the Three Months Ended March 31, 2011
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$141,493	$76,009	$—	$217,502

Cost of services sold	100,770	58,374	—	159,144

Office and general expenses	27,193	11,832	6,706	45,731

Depreciation and amortization	5,807	4,472	104	10,383

Operating Profit/(Loss)	7,723	1,331	(6,810)	2,244

Other Income (Expense):
Other income, net				311
Interest expense, net				(9,532)

Loss from continuing operations before income taxes, equity in affiliates				(6,977)
Income tax expense				358

Loss from continuing operations before equity in affiliates				(7,335)
Equity in earnings of non-consolidated affiliates				255

Loss from continuing operations				(7,080)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				—

Net loss				(7,080)

Net income attributable to the noncontrolling interests	(1,643)	38	—	(1,605)
Net loss attributable to MDC Partners Inc.				$(8,685)

Non cash stock based compensation	$1,547	$505	$2,222	$4,274

Results of Operations:
For the Three Months Ended March 31, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$91,258	$44,657	$—	$135,915

Cost of services sold	61,215	35,356	—	96,571

Office and general expenses	19,980	9,514	4,783	34,277

Depreciation and amortization	3,284	2,439	93	5,816

Operating Profit/(Loss)	6,779	(2,652)	(4,876)	(749)

Other Income (Expense):
Other expense, net				(588)
Interest expense, net				(6,997)

Loss from continuing operations before income taxes, equity in affiliates				(8,334)
Income tax expense				249

Loss from continuing operations before equity in affiliates				(8,583)
Equity in earnings of non-consolidated affiliates				(104)

Loss from continuing operations				(8,687)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(476)

Net loss				(9,163)

Net income attributable to the noncontrolling interests	(982)	(41)	—	(1,023)
Net loss attributable to MDC Partners Inc.				$(10,186)

Non cash stock based compensation.	$1,753	$366	$1,349	$3,468

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenue was $217.5 million for the quarter ended March 31, 2011, representing an increase of $81.6 million, or 60.0%, compared to revenue of $135.9 million for the quarter ended March 31, 2010. This revenue increase related primarily to acquisition growth of $44.1 million and organic growth of $36.1 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2011, resulted in increased revenues of $1.4 million.

The operating profit for the quarter ended March 31, 2011was $2.2 million compared to an operating loss of $0.7 million for the quarter ended March 31, 2010. The increase in operating profit was primarily the result of an increase in operating profit of $4.0 million in the Performance Strategic Marketing Services segment, an increase of $0.9 million within the Strategic Marketing Services segment, offset by an increase in corporate operating expense of $1.9 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first quarter of 2011 was $7.1 million, compared to a loss of $8.7 million in 2010. This decrease in loss of $1.6 million was primarily the result of an increase in operating profits of $3.0 million, an increase in other income, net of $0.9 million, and an increase from equity in earning of non-consolidated affiliates of $0.4 million.  These amounts were offset by an increase in interest expense, net of $2.5 million, an increase in net income attributable to noncontrolling interests of $0.6 million, and an increase in income tax expense of $0.1 million.

Marketing Communications Group

Revenues in the first quarter of 2011 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $217.5 million compared to $135.9 million in the first quarter of 2010, representing a year-over-year increase of 60.0%.

The components of the increase in revenue in 2011 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended March 31, 2010	$135,915	—
Organic	36,074	26.5%
Acquisitions	44,102	32.5%
Foreign exchange impact	1,411	1.0%
Quarter ended March 31, 2011	$217,502	60.0%

The geographic mix in revenues was consistent between the first quarter of 2011 and 2010 and is demonstrated in the following table:

	2011	2010
US	80%	82%
Canada	16%	15%
Other	4%	3%

The operating profit of the Marketing Communications Group increased by approximately 119.4% to $9.1 million from $4.1 million. Operating margins increased by 1.2% and were 4.2% for 2011 compared to 3.0% for 2010. The increase in operating profit and operating margin was primarily attributable to increased revenue and a decrease in total staff costs as a percentage of revenue offset by an increase in direct costs (excluding staff costs) as a percentage of revenues from 17.3% in 2010 to 23.4% in 2011. Total staff costs increased $38.5 million; however, decreased as a percentage of revenue from 62.8% in 2010 to 56.9% in 2011. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the company acting as principle versus agent for certain client contracts. General and administrative costs decreased as a percentage of revenue from 21.7% in 2010 to 17.9% in 2011.  This decrease was due to increased revenues on relatively fixed costs and adjustments relating to deferred acquisition consideration, resulting in income of 1.4% of revenue offset in part by acquisition related costs of 0.3%.  Depreciation and amortization as a percentage of revenue increased from 4.2% in 2010 to 4.7% in 2011 due to the 2010 and 2011 acquisitions.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the first quarter of 2011 were $141.5 million, compared to $91.3 million in the first quarter of 2010. The year-over-year increase of $50.2 million or 55.0% was attributable primarily to organic growth of $28.3 million as a result of net new business wins, and acquisition growth of $21.0 million. A weakening of the US dollar versus the Canadian dollar in 2011 compared to 2010 resulted in a $0.9 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by approximately 13.9% to $7.7 million in the first quarter of 2011 from $6.8 million in the first quarter of 2010, while operating margins decreased to 5.5% in 2011 from 7.4% in 2010. The increase in operating profit was primarily due to the increased revenue.  The decrease in operating margin was due primarily to increased direct costs (excluding staff costs) as a percentage of revenue from 13.4% in 2010 to 21.0% in 2011.  In addition, depreciation and amortization as a percentage of revenue increased from 3.6% in 2010 to 4.1% in 2011, due to the 2010 and 2011 acquisitions.  Offsetting these increases, total staff costs increased $23.5 million, however, as a percentage of revenue decreased from 62.0% in 2010 to 56.6% in 2011. General and administrative costs decreased as a percentage of revenue from 21.9% in 2010 to 19.2% in 2011.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $76.0 million for the first quarter of 2011, an increase of $31.4 million, or 70.2% higher than revenues of $44.7 million in the first quarter of 2010. The year over year increase was attributed primarily to growth from acquisitions of $23.1 million, and organic revenue growth of $7.7 million. In addition, a weakening of the US dollar verses the Canadian dollar in 2011 compared to 2010 resulted in a $0.5 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $4.0 million in the first quarter of 2011 from a loss of $2.7 million in the first quarter of 2010 to income of $1.3 million in the first quarter of 2011.  Operating margins increased from a loss of 5.9% to income of 1.8%.  Operating margins increased due to total staff costs as a percentage of revenue decreasing from 64.4% in the first quarter of 2010 to 57.6% in the first quarter of 2011. General and administrative costs decreased as a percentage of revenue from 21.3% in the first quarter of 2010 to 15.6% in the first quarter of 2011. The decrease as a percentage of revenue was due to increased revenues and adjustments relating to deferred acquisition consideration.  Offsetting these increases, total direct costs (excluding staff costs) increased $9.9 million and as a percentage of revenue increased from 25.1% in the first quarter of 2010 to 27.8% in the first quarter of 2011. Depreciation and amortization increased as a percentage of revenue from 5.5% in 2010 to 5.9% in 2011 due to the amortization of intangibles in connection with the 2010 and 2011 acquisitions.

Corporate

Operating costs related to the Company’s Corporate operations totaled $6.8 million in the first quarter of 2011 compared to $4.9 million in the first quarter of 2010. This increase of $1.9 million was primarily related to increased compensation and related expenses of $1.2 million, of which non-cash stock based compensation was $0.9 million.  In addition, Corporate operations incurred a $0.2 million increase in advertising and promotions, $0.3 million increase in occupancy costs and $0.2 million in travel and entertainment costs.

Other Income, Net

Other income (expense) increased to income of $0.3 million in the first quarter of 2011 compared to an expense of $0.6 million in the first quarter of 2010. The 2011 income was primarily comprised of an unrealized foreign exchange gain of $0.2 million, compared to an unrealized loss of $0.7 million recorded in 2010.  Specifically, this unrealized gain and loss was due primarily to the fluctuation in the US dollar during 2011 and 2010 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first quarter of 2011 was $9.5 million, an increase of $2.5 million over the $7.0 million of net interest expense incurred during the first quarter of 2010. Interest expense increased in 2011 due to higher average outstanding debt in 2011, relating to the 11% senior notes issued in October 2009 and May 2010. Interest income was nominal in both 2011 and 2010.

Income Taxes

 Income tax expense was $0.4 million in the first quarter of 2011 compared to income tax expense of $0.2 million for the first quarter of 2010. The Company’s effective tax rate in 2011 and 2010 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the first quarter of 2011 the income was $0.3 million compared to a loss of $0.1 million in the first quarter of 2010.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.6 million for the first quarter of 2011, an increase of $0.6 million from the $1.0 million of noncontrolling interest expense incurred during the first quarter of 2010, primarily due to increased profitability of certain entities which are not wholly owned in the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $0.5 million, from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Zig US, a start up division of Redscout, LLC called 007, and a start up called Fearless progression LLC.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first quarter of 2011 was $8.7 million or a loss of $0.31 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $10.2 million or a loss of $0.37 per diluted share reported for the first quarter of 2010.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2011	As of and for the three months ended March 31, 2010	As of and for the year ended December 31, 2010
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$6,962	$21,247	$10,949
Working capital (deficit)	$(70,825)	$(52,011)	$(102,547)
Cash from operations	$(37,066)	$(8,939)	$37,297
Cash from investing	$(22,165)	$(26,143)	$(130,253)
Cash from financing	$55,198	$4,509	$52,401
Long-term debt to total equity ratio	3.82	2.23	3.11
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$3,194	$8,327	$3,265

As of March 31, 2011 and December 31, 2010, $3.0 million and $5.2 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the WF Credit Agreement by using available cash.

The Company intends to maintain sufficient cash to fund operations for the next twelve months.

Working Capital

At March 31, 2011, the Company had a working capital deficit of $70.8 million compared to a deficit of $102.5 million at December 31, 2010. The improvement in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2011, $6.0 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the WF Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2011 was $37.1 million. This was attributable primarily to a net operating loss from continuing operations of $7.1 million, payments of accounts payables, accruals, and other liabilities of $20.3 million, a decrease in advanced billings of $9.5 million, increase in accounts receivable of $5.9 million, an increase in expenditures billable to clients of $3.2 million, adjustments to deferred acquisition consideration of $3.0 million, an increase in prepaid expenses and other current assets of $1.7 million. This use of cash was offset by depreciation and amortization and non-cash stock compensation of $15.3 million.

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2010 was $8.5 million. This was attributable primarily to a net loss from continuing operations of $8.7 million, payments of accounts payables, accruals and other liabilities of $13.9 million, an increase in accounts receivable of $5.3 million, an increase in prepaid expenses and other current assets of $2.1 million, and an increase in other non-current assets and liabilities of $1.1 million.  This use of cash was offset by depreciation and amortization and non-cash stock compensation of $9.9 million, a decrease in advanced billings of $10.9 million, a decrease in expenditures billable to clients of $0.8 million and adjustments to deferred acquisition consideration for $0.3 million. Discontinued operations attributable to MDC Partners used cash of $0.5 million in the three months ended March 31, 2010.

Investing Activities

Cash flows used in investing activities were $22.2 million for the three months ended March 31, 2011, compared with $26.1 million in the three months ended March 31, 2010.

In the three months ended March 31, 2011, capital expenditures totaled $5.0 million, of which $3.7 million was incurred by the Strategic Marketing Services segment, $1.1 million was incurred by the Performance Marketing Services segment, and $0.2 million was incurred by corporate.  These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Expenditures for capital assets in the three months ended March 31, 2010 were $2.8 million. Of this amount, $1.6 million was incurred by the Strategic Marketing Services segment and $1.0 million was incurred by the Performance Marketing services Segment and $0.1 million was incurred by corporate. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the three months ended March 31, 2011, cash flow used for acquisitions and deferred acquisition payments was $20.1 million of which $11.1 million was net cash paid in the acquisition of equity interests in Anomaly, and $9.0 million was paid related to the settlement of deferred acquisition consideration. In addition, the Company paid $0.9 million for other investments.  These outflows were offset by $3.8 million of profit distributions from affiliates.  Cash flow used in acquisitions was $23.0 million in the three months ended March 31, 2010 of which $14.1 million related to acquisitions of Team, Communifx and Plaid, and $7.1 million was paid related to the settlement of deferred acquisition consideration.

Financing Activities

During the three months ended March 31, 2011, cash flows provided by financing activities amounted to $55.2 million, and consisted primarily from proceeds of $59.7 million relating to the revolving credit facility and $1.1 million proceeds from bank overdrafts, offset by distributions to noncontrolling partners of $4.3 million, the purchase of treasury shares for income tax withholding requirements of $1.5 million, payment of deferred financing costs of $0.3 million and repayments of long-term debt of $0.3 million and. During the three months ended March 31, 2010, cash flows provided by financing activities amounted to $4.5 million, and primarily consisted of proceeds from the revolving credit facility of $10.3 million, offset by dividends paid and payable of $2.8 million, distributions to noncontrolling partners of $2.3 million, the purchase of treasury shares for income tax withholding requirements of $0.6 million, and repayments of long-term debt of $0.2 million, .

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

Revolving Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100 million. The WF Credit Agreement replaced the Company’s existing $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate (as defined) and (ii) Base Rate Loans bear interest at the Base Rate (as defined), plus (b) an applicable margin. The applicable margin for borrowings as of March 31, 2011 is 2.50% in the case of Base Rate Loans and 2.75% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lenders under the WF Credit Agreement in respect of unused commitments thereunder.

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined and is secured by all the assets of the Company. The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, a minimum receivables level, and a minimum earnings level, as defined.

Debt as of March 31, 2011 was $346.2 million, an increase of $60.0 million compared with the $286.2 million outstanding at December 31, 2010, primarily as a result of the borrowings under the revolving credit agreement.  At March 31, 2011, $34.2 million was available under the WF Credit Agreement.

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

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Agreement. For the period ended March 31, 2011, the Company’s calculation of each of these covenants, and the specific requirements under the WF Credit Agreement, respectively, were as follows:

March 31, 2011
Total Senior Leverage Ratio	0.69
Maximum per covenant	2.0

Total Leverage Ratio	3.7
Maximum per covenant	4.0

Fixed Charges Ratio	2.30
Minimum per covenant	1.25

Earnings before interest, taxes, depreciation and amortization	$95.2 million
Minimum per covenant	$85.0 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s WF Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at March 31, 2011. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. The Accounting Standards Codification’s revised guidance on business combinations now requires that contingent purchase obligations are recorded as a liability and included in the original acquisition accounting. At March 31, 2011, there was $103.4 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2011 to 2018. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2011, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $35.8 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3.5 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $59.2 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.6 million of the estimated $35.8 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $9.4 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2011	2012	2013	2014	2015 & Thereafter	Total
	($ Millions)
Cash	$2.0	$13.1	$4.3	$4.9	$8.0	$32.3
Shares	0.6	0.8	1.1	0.5	0.5	3.5
	$2.6	$13.9	$5.4	$5.4	$8.5	$35.8	(1)
Operating income before depreciation and amortization to be received(2)	$3.0	$1.9	$1.7	$0.9	$1.9	$9.4
Cumulative operating income before depreciation and amortization(3)	$3.0	$4.9	$6.6	$7.5	$9.4		(5)

(1)
This amount in addition to put options only exercisable upon termination not within the control of the Company, or death of $54.0 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2010 and first quarter 2011 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

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
Non-refundable retainer fees are generally recognized on a straight-line basis over the term of the specific customer arrangement. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method.
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
Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011, 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2011, $2,977 of income was recognized related to charges in estimated value.  For the three months ended March 31, 2010, $344 has been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three ended March 31, 2011, $568 and $399, respectively, of acquisition related costs have been charged to operations.
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

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on our results of operation or our financial position.

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2010 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At March 31, 2011, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate; US bank prime rate and, US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $59.7 million, as of March 31, 2011, a 1.0% increase or decrease in the weighted average interest rate, which was 5.8% at March 31, 2011, would have an $0.6 million interest impact.

Foreign Exchange:   The Company conducts business in five currencies, the US dollar, the Canadian dollar, Jamaican dollar, the Euro, and the British Pound. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations”. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Reserved

Item 5 . Other Information

On April 29, 2011, the Company and each of its subsidiaries party thereto entered into an amendment (the “Amendment”) to the WF Credit Agreement.  The maximum revolver amount under the WF Credit Agreement was increased to $150 million, from $100 million, in connection with the Amendment and pursuant to separate assignment agreements in which Goldman Sachs Lending Partners LLC joined Wells Fargo, JPMorgan Chase Bank, N.A., and Bank of Montreal as lenders under the facility.

Also, the Amendment extends the maturity date of the WF Credit Agreement by an additional one year, to October 23, 2015, and lowers the Base LIBOR Rate floor (as defined) from 1.5% to 0.5%.  The Amendment further provides, among other things, that the Company’s Total Leverage Ratio (as defined), measured on a quarter-end basis, must be no greater than (i) 4.0x, for the twelve month period ending June 30, 2011, and (ii) 3.75x, for the twelve month period ending on the last day of each calendar quarter thereafter.

The foregoing summary description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q, and the WF Credit Agreement.

Item 6. Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation, dated May 1, 2011.*

4.1
Third Supplemental Indenture, dated as of April 19, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 19, 2011).

10.1.1
Fifth Amendment, dated March 25, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto.*

10.1.2
Sixth Amendment, dated April 29, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto.*

10.2	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft.*

10.3	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel.*

10.4	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Michael Sabatino.*

10.5
Purchase Agreement, dated as of April 14, 2011, among the Company, the Note Guarantors and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed on April 19, 2011).

10.6
Exchange and Registration Rights Agreement, dated as of April 19, 2011, among the Company, the Note Guarantors and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 19, 2011).

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