Form 10-Q
period 2011-09-30
MDC PARTNERS INC
filed 2011-11-03
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes   ☐ No   ☒

The numbers of shares outstanding as of October 31, 2011 were: 30,137,032 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Services	$238,246	$178,597	$696,224	$484,401
Operating Expenses:
Cost of services sold	175,421	122,719	496,973	335,654
Office and general expenses	56,591	45,080	156,099	118,458
Depreciation and amortization	9,882	9,351	30,001	23,196
	241,894	177,150	683,073	477,308
Operating profit (loss)	(3,648)	1,447	13,151	7,093
Other Income (Expenses):
Other income (expense), net	(3,116)	454	(2,361)	(423)
Interest expense	(10,800)	(8,887)	(31,030)	(24,340)
Interest income	24	55	84	155
	(13,892)	(8,378)	(33,307)	(24,608)
Loss from continuing operations before income taxes, equity in affiliates	(17,540)	(6,931)	(20,156)	(17,515)
Income tax expense (recovery)	(42)	409	904	1,208
Loss from continuing operations before equity in affiliates	(17,498)	(7,340)	(21,060)	(18,723)
Equity in earnings (loss) of non-consolidated affiliates	(120)	(1,496)	214	(1,639)
Loss from continuing operations	(17,618)	(8,836)	(20,846)	(20,362)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(636)	—	(2,044)
Net loss	(17,618)	(9,472)	(20,846)	(22,406)

Net income attributable to the noncontrolling interests	(1,956)	(1,446)	(6,088)	(4,503)

Loss attributable to MDC Partners Inc.	$(19,574)	$(10,918)	$(26,934)	$(26,909)

Loss Per Common Share:
Basic:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.67)	$(0.36)	$(0.93)	$(0.89)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.02)	—	(0.07)
Loss attributable to MDC Partners Inc. common shareholders	$(0.67)	$(0.38)	$(0.93)	$(0.96)
Diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.67)	(0.36)	$(0.93)	$(0.89)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.02)	—	(0.07)
Loss attributable to MDC Partners Inc. common shareholders	$(0.67)	$(0.38)	$(0.93)	$(0.96)

Weighted Average Number of Common Shares Outstanding:
Basic	29,158,703	28,500,287	29,051,450	27,980,895
Diluted	29,158,703	28,500,287	29,051,450	27,980,895

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$509	$1,366	$1,243	$2,684
Office and general expenses	7,262	5,582	16,577	10,620
Total	$7,771	$6,948	$17,820	$13,304

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,345	$10,949
Accounts receivable, less allowance for doubtful accounts of $824 and $1,990	216,432	195,306
Expenditures billable to clients	35,499	30,414
Other current assets	16,681	13,455
Total Current Assets	275,957	250,124
Fixed assets, at cost, less accumulated depreciation of $106,732 and $94,432	47,093	41,053
Investment in affiliates	58	—
Goodwill	577,802	514,488
Other intangibles assets, net	58,281	67,133
Deferred tax asset	21,574	21,603
Other assets	24,662	19,947
Total Assets	$1,005,427	$914,348
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable	$114,177	$131,074
Accruals and other liabilities	78,776	64,050
Advance billings	121,157	124,993
Current portion of long-term debt	1,481	1,667
Current portion of deferred acquisition consideration	38,152	30,887
Total Current Liabilities	353,743	352,671
Revolving credit facility	47,634	—
Long-term debt	345,930	284,549
Long-term portion of deferred acquisition consideration	73,580	77,104
Other liabilities	13,779	10,956
Deferred tax liabilities	19,579	19,642

Total Liabilities	854,245	744,922

Redeemable Noncontrolling Interests (Note 2)	94,681	77,560
Commitments, contingencies and guarantees (Note 13)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 29,144,233 and 28,758,734 shares issued in 2011 and 2010	228,557	226,752
Class B Shares, no par value, unlimited authorized, 2,503 shares issued and outstanding in 2011 and 2010, each convertible into one Class A share	1	1
Charges in excess of capital	(31,986)	(16,809)
Accumulated deficit	(173,534)	(146,600)
Stock subscription receivable	(55)	(135)
Accumulated other comprehensive loss	(5,759)	(4,148)

MDC Partners Inc. Shareholders’ Equity	17,224	59,061
Noncontrolling Interests	39,277	32,805
Total Equity	56,501	91,866
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$1,005,427	$914,348

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(20,846)	$(22,406)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(2,044)
Loss from continuing operations	(20,846)	(20,362)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation	13,509	11,991
Amortization of intangibles	16,492	11,205
Non-cash stock-based compensation	17,820	13,304
Amortization of deferred finance charges and debt discount	1,662	1,582
Adjustment to deferred acquisition consideration	1,401	3,571
(Gain) loss on disposition of assets	4	(15)
Deferred income taxes	74	(88)
Loss (earnings) of non-consolidated affiliates	(214)	1,639
Other non-current assets and liabilities	881	(2,007)
Foreign exchange	1,832	367
Changes in working capital:
Accounts receivable	(12,901)	(39,230)
Expenditures billable to clients	18,897	2,135
Prepaid expenses and other current assets	(2,515)	(2,207)
Accounts payable, accruals and other liabilities	(10,855)	9,264
Advance billings	(31,422)	35,855
Cash flows (used in) provided by continuing operating activities	(6,181)	27,004
Discontinued operations	—	(1,731)
Net cash (used in) provided by operating activities	(6,181)	25,273
Cash flows from investing activities:
Capital expenditures	(17,867)	(8,166)
Acquisitions, net of cash acquired	(52,940)	(78,046)
Proceeds from sale of assets	33	92
Other investments	(2,578)	(510)
Profit distributions from affiliates	4,067	249
Cash flows used in continuing investing activities	(69,285)	(86,381)
Discontinued operations	—	(710)
Net cash used in investing activities	(69,285)	(87,091)
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Notes	61,050	67,600
Proceeds from revolving credit facility	47,634	—
Repayment of long-term debt	(653)	(755)
Proceeds from stock subscription receivable	80	124
Proceeds from exercise of options	1,014	54
Purchase of treasury shares	(2,732)	(1,674)
Deferred financing costs	(3,017)	(1,524)
Distributions to noncontrolling partners	(10,501)	(6,958)
Repayment of bank overdrafts	(7,591)	—
Payment of dividends	(12,749)	(6,002)
Net cash provided by financing activities	72,535	50,865
Effect of exchange rate changes on cash and cash equivalents	(673)	22
Net decrease in cash and cash equivalents	(3,604)	(10,931)
Cash and cash equivalents at beginning of period	10,949	51,926
Cash and cash equivalents at end of period	$7,345	$40,995

Supplemental disclosures:
Cash income taxes paid	$164	$775
Cash interest paid	$17,546	$13,516
Dividends payable	$5,300	$295
Non-cash transactions:
Capital leases	$515	$336

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2011 or December 31, 2010.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2011 or for the three and nine months ended September 30, 2010.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at September 30, 2011 and December 31, 2010, is approximately $45 and $64, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

Business Combinations. Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011, 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three and nine months ended September 30, 2011, $1,844 and $866 of expense was recognized related to changes in estimated value, respectively.  For the three months and nine months ended September 30, 2010, $1,664 and $2,975 has been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three and nine months ended September 30, 2011, $302 and $1,086, respectively, of acquisition related costs have been charged to operations.  For the three and nine months ended September 30, 2010, $939 and $1,669, respectively, of acquisition related costs have been charged to operations.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options.  The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised.  For the nine months ended September 30, 2011 and 2010, there have been no charges to noncontrolling interests.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

	Nine Months Ended September 30,
	2011	2010
Beginning Balance as of December 31,	$77,560	$33,728
Redemptions	(7,051)	(3,567)
Granted	14,081	4,301
Changes in redemption value	11,600	1,229
Currency Translation Adjustments	(1,509)	584
Ending Balance as of September 30,	$94,681	$36,275

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At September 30, 2011 and December 31, 2010, $233 and $848 was amortized, respectively, net of amortized premium of $647 and $197, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving credit facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of September 30, 2011 and December 31, 2010 was $12,195 and $10,605, net of accumulated amortization of $3,010 and $1,583, respectively.  During the nine months of 2011, the Company recorded $3,017 of deferred financing costs primarily relating to the 2011 expansion of the revolving credit facility and the 2011 additional debt issuance.

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

During the nine months ended September 30, 2011, the Company issued 1,355,574 restricted stock units and restricted stock shares  (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $24,641 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.  In addition, during the nine months ended September 30, 2011, the Company awarded 1,413,000 extraordinary equity value appreciation awards (“EVARs”) to its employees.  These EVARs have an aggregate grant date fair value of $13,240 and may result in the issuance of up to 1,413,000 RSUs, but only upon the achievement of extraordinary stock performance targets.  If issued, the RSUs underlying EVAR grants will vest on December 31, 2013.

For the nine months ended September 30, 2011, the Company has recorded a $10,295 charge relating to these equity incentive grants.

A total of 958,450 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of September 30, 2011.

3 .	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(17,618)	$(8,836)	$(20,846)	$(20,362)
Net income attributable to the noncontrolling interests	(1,956)	(1,446)	(6,088)	(4,503)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(19,574)	$(10,282)	$(26,934)	$(24,865)
Effect of dilutive securities	—	—	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(19,574)	$(10,282)	$(26,934)	$(24,865)
Denominator
Denominator for basic loss per common share - weighted average common shares	29,158,703	28,500,287	29,051,450	27,980,895
Effect of dilutive securities:	—	—		—
Denominator for diluted loss per common share - adjusted weighted shares	29,158,703	28,500,287	29,051,450	27,980,895
Basic loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.67)	$(0.36)	$(0.93)	$(0.89)
Diluted loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.67)	$(0.36)	$(0.93)	$(0.89)

During the three and nine months ended September 30, 2011, options and other rights to purchase 5,423,869 shares of common stock, which includes 2,161,056 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three and nine months ended September 30, 2010, options and other rights to purchase 4,939,113 shares of common stock, which includes 1,342,601 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the acquisitions noted below since they did not have a material effect on the Company’s operating results.

Third Quarter 2011 Acquisitions

During the quarter ended September 30, 2011, the Company completed a number of acquisitions. The Company, through a wholly-owned subsidiary, purchased a 70% interest in Concentric Partners, LLC (“Concentric”) and a 65% interest in Laird + Partners, New York LLC (“Laird”). The Concentric acquisition is expected to serve as the foundation of the Company’s healthcare platform. The Laird acquisition increases the Company’s positioning in the luxury goods and retail marketplace. In addition, the Company increased its ownership to 100% of Redscout LLC (“Redscout”), 82% of VitroRobertson LLC (“Vitro”), and 91.8% of The Northstar Group of companies. The aggregate purchase price for these transactions has an estimated present value at acquisition date of $39,316 and consisted of total closing cash payments of $15,972, additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2011 to 2016 with final payments due in 2017 with an estimated present value at acquisition date of $23,344.  An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $4,205 consisting primarily of customer lists and covenants not to compete, and goodwill of $36,664 representing the value of assembled workforce.  The identified intangible assets will be amortized from a five to seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $5,045, the present value of redeemable noncontrolling interest in relation to Laird, and $6,478, the present value of noncontrolling interest in relation to Concentric. The remaining principals of Laird have put option rights only upon termination without cause, disability, or death. The Company also recorded an entry to reduce noncontrolling interests by $1,297 and additional paid-in-capital of $5,704 and recorded shares to be issued of $424 in relation to the step ups. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

 Second Quarter 2011 Acquisitions

During the Quarter ended June 30, 2011, the Company increased ownership in Communifx Partners LLC (“Communifx”) by 1.3%, and increased its ownership of Varick Media Management LLC (“Varick”) to 100%. The aggregate purchase price for these two step up transactions has an estimated present value at acquisition date of $3,930 and is recorded as deferred acquisition consideration, of which the Company paid $81. Both of these step-up transactions were subject to put options. The Company recorded an entry to reduce redeemable noncontrolling interests by $4,440 and recorded an increase to additional-paid-in-capital of $509. The amounts to be paid will be tax deductible.

 First Quarter 2011 Acquisitions

Effective January 31, 2011, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Anomaly Partners, LLC (“Anomaly”).  This acquisition expands the Company’s portfolio with another creatively driven agency brand with an international presence.  At closing, the Company paid cash of $15,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2014 with final payments due in 2015, with an original estimated present value of $20,951 at the date of acquisition.  During 2011, the Company made payments of $1,854. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $4,000 (consisting primarily of customer lists and a covenant not to compete) and goodwill of $22,297 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $7,890 based on the Company’s evaluation of the Company being acquired and the purchase price paid by the Company and have been recorded as redeemable noncontrolling interests due to put option rights which are triggered upon such owner’s termination without cause, disability or death. The identified intangibles will be amortized ranging from a five to eight-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible. Included in the Company’s consolidated income statement for the three and six months ended June 30, 2011 is revenue from Anomaly of $12,268 and $23,657, respectively.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

Fourth Quarter 2010 Acquisitions

Effective November 30, 2010, the Company, through a wholly-owned subsidiary, purchased 80% of the total outstanding equity interests in each of Kenna Communications LP, an Ontario limited partnership ("Kenna"), and Capital C Partners LP, an Ontario limited partnership ("Capital C").  Capital C is a full-service marketing agency providing services such as business strategy and consumer insights, shopper monitoring, and product innovation.  Kenna delivers sales and marketing solutions to make organizations more efficient, more productive and more effective.  The aggregate purchase price was equal to $26,300 and additional deferred acquisition consideration, with an original estimated present value at the acquisition date of $12,360, that is based upon actual results from 2010 to 2015 with final payments due in 2016 of which the Company paid $343 in 2011.  In addition, performance payments of up to $5,000 may be paid in the future based on these results and will result in stock based compensation charges over that period.  The Company recorded $19,905 as the present value of redeemable noncontrolling interest in relation to the Kenna and Capital C put option rights triggered upon such owner’s termination without cause, disability or death.   Beginning in 2016, the Company has a call for the remaining 20% of each of Kenna and Capital C.  If the Company does not exercise this call, the operating results of Kenna and Capital C will be allocated to the Company on a basis less than the Company’s ownership basis as defined.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $10,254 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $47,297 representing the value of assembled workforce.  The identified intangible assets will be amortized from a five to eight year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The intangibles and goodwill are not tax deductible.  Accordingly, the Company recorded a deferred tax liability of $3,188 representing the future benefits relating to the amortization of the identified intangibles.

The actual adjustments that the Company will ultimately make in analyzing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

During the quarter ended December 31, 2010, the Company also completed a number of other acquisitions.  The Company purchased a 51% interest in 72andSunny Partners LLC (“72andSunny”).  72andSunny is full service agency that conceives and executes fully integrated campaigns across all media for top global brands.  The Company also increased its ownership of Allard Johnson Communications Inc. (now known as Kbs+p Canada, LP) (“Kbs+p Canada”) to 100%, and Company C Communications LLC (“Company C”) to 100%.  The aggregate purchase price paid for these other acquisitions was equal to $35,859, and consisted of total closing cash payments of $12,937, net of $790 repayment of loans; a $271 working capital adjustment; and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying business from 2010 to 2015 with final payments due in 2016 with an original estimated present value at acquisition date of $21,861, of which the Company paid $2,500 in December 2010 and $3,755 in 2011.  An allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,690, consisting primarily of customer lists and covenants not to compete, and goodwill of $35,322 representing the value of assembled workforce.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  In addition, the Company has recorded $13,722, the present value of redeemable noncontrolling interest in relation to 72andSunny.  72andSunny has put option rights only upon such owner’s termination without cause, disability or death. The Company also recorded an entry to reduce redeemable noncontrolling interests by $3,802 and additional paid-in-capital of $3,123 in relation to the Kbs+p Canada and Company C step up.  The amounts paid and to be paid will be tax deductible in relation to the 72andSunny acquisition.  However, it will not be tax deductible in relation to the Kbs+p Canada transaction.

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

The Company has also increased ownership to 100% of Zig Inc. (now known as Crispin Porter + Bogusky Canada LP (“CPB Canada”)) and purchased an additional 25% of Bruce Mau Design LLC., increasing the Company’s ownership to 75%  The aggregate purchase price paid for these step-ups consisted of total closing cash payments of $3,115, plus the estimated present value at acquisition date of additional deferred acquisition consideration of $626.  During the fourth quarter of 2010, and first nine months of 2011, the Company made payments of $47 and $684, respectively.  In relation to these step-ups, the Company recorded an entry to reduce redeemable noncontrolling interests by $1,365 and an entry to reduce noncontrolling interests by $144.  The Company recorded a reduction of additional paid-in-capital of $2,296 representing the difference between the fair value of the interest and the value of the redeemable noncontrolling interests.  The amounts paid and to be paid will not be tax deductible.

Second Quarter 2010 Acquisitions

Effective May 6, 2010, the Company, through a wholly-owned subsidiary, purchased 75% of the total outstanding membership interests in Integrated Media Solutions Partners, LLC (“IMS”), which expands the Company’s direct response marketing capabilities.  At closing, the Company paid cash of $20,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2015 with final payments due in 2016, with an original estimated present value of $19,658 at the date of acquisition which includes fixed payments of $2,216.  During 2010 and 2011, the Company made payments of $666 and $5,521, respectively.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $9,081 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $44,678 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $13,219 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  The intangibles and goodwill are tax deductible.

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

First Quarter 2010 Acquisitions

Effective March 1, 2010, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in The Arsenal LLC (formerly known as Team Holdings LLC) (“Team”), which expands the Company’s experiential marketing capabilities.  At closing, the Company paid cash of $11,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2012 with final payments in 2013, with an original estimated present value of $12,656, and the Company paid a working capital true-up estimated at an additional $569.  An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,220 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $32,993 representing the value of the assembled workforce.  The fair value of the noncontrolling interest not acquired at the acquisition date was $15,771 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company.  The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized.  During the second quarter of 2010, the Company amended the purchase agreement to include additional deferred acquisition consideration, with a current present value of $3,071, with final payments due in 2012.  The additional deferred acquisition consideration resulted in additional intangibles of $3,071.  During 2010 and 2011, the Company made payments of $986 and $8,112, respectively.  The intangibles and goodwill are tax deductible.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to MDC Partners Inc.	$(19,574)	$(10,918)	$(26,934)	$(26,909)
Transfers to the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(6,955)	(1,153)	(6,450)	(3,003)
Decrease in MDC Partners Inc. paid-in capital from issuance of equity interests	—	(122)	(1,147)	(282)
Net transfers to noncontrolling interest	$(6,955)	$(1,275)	$(7,597)	$(3,285)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(26,529)	$(12,193)	$(34,531)	$(30,194)

5.	Accrued and Other Liabilities

At September 30, 2011 and December 31, 2010, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,091 and $8,577, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2010 and three months ended September 30, 2011 were as follows:

Noncontrolling Interests
Balance, December 31, 2009	$4,058
Income attributable to noncontrolling interests	10,074
Distributions made	(7,685)
Other (1)	2,130
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	6,088
Distributions made	(10,501)
CTA	(73)
Balance, September 30, 2011	$4,091

(1)	Other consists primarily of an adjustment to record distributions to be made as a result of an acquired company and cumulative translation adjustments.

6.	Discontinued Operations

In December 2010, the Company discontinued a start-up division of Redscout, LLC called “007”. As a result, the Company has classified this entity’s results of operations as discontinued operations.  The results of operations for the three and nine months ended September 30, 2010 was a loss of $184 and $635, respectively.

Effective September 30, 2010, the Company ceased Zig (USA) LLC current operations and has classified this entity’s results of operations as discontinued operations.  The results of operations for the three and nine months ended September 30, 2010 was a loss of $452 and $762, respectively.

In June 2010, the Company discontinued a start up called Fearless Progression LLC (“Fearless”) and wrote off its investment in Fearless of $710. The results of operations for the three and nine months ended September 30, 2010, including the investment write off, was a loss of nil and $647, net of tax, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010 was the following:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenue	$122	$488
Operating loss	$(1,020)	$(2,817)
Other expense	$11	$54
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(636)	$(2,044)

7.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) for the period	$(17,618)	$(9,472)	$(20,846)	$(22,406)
Other comprehensive income, net of tax:
Foreign currency cumulative translation adjustment	(2,895)	161	(1,608)	618
Comprehensive income (loss)	(20,513)	(9,311)	(22,454)	(21,788)
Comprehensive loss attributable to the noncontrolling interest	(1,956)	(1,450)	(6,091)	(4,504)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(22,469)	$(10,761)	$(28,545)	$(26,292)

8.	Short-Term Debt, Long-Term Debt and Convertible Debentures

Debt consists of:

	September 30, 2011	December 31, 2010

Revolving credit facility	$47,634	$—
11% Senior Notes due 2016	345,000	290,000
Original issue discount	(559)	(6,843)
Notes payable and other bank loans	1,352	1,400
	393,427	284,557
Obligations under capital leases	1,618	1,659
	395,045	286,216

Current portion	1,481	1,667
Long term portion	$393,564	$284,549

MDC Financing Agreement and Senior Notes

Issuance of 11% Senior Notes

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225,000 aggregate principal amount of 11% Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $208,881, which included an original issue discount of approximately 4.7% or $10,494, and underwriter fees of $5,624. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and redeemed its outstanding 8% C$45,000 convertible debentures on November 26, 2009.

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $65,000 aggregate principal amount of 11% Notes due 2016.  The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67,208, which included an original issue premium of $2,600, and underwriter fees of $392. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes, including acquisitions.

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

The fair value for the 11% Notes was $372,600 as of September 30, 2011.

At September 30, 2011, the Company had issued $5,537 of undrawn outstanding Letters of Credit.

At September 30, 2011 and December 31, 2010, accounts payable included $1,435 and $9,026 of outstanding checks, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)

8. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000.  On April 29, 2011, the Company entered into an additional amendment to increase the availability under the facility to $150,000 and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s prior $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The applicable margin as of September 30, 2011 for borrowing is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lender under the WF Credit Agreement in respect of unused commitments thereunder.

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

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At September 30, 2011, the weighted average interest rate under the WF Credit Agreement was 3.9%.

9.	Total Equity

During the nine months ended September 30, 2011, Class A share capital increased by $4,537, as the Company issued 294,688 shares related to vested restricted stock, and 121,720 shares related to the exercise of outstanding stock appreciation rights and 113,085 related to the exercise of options.  During the nine months ended September 30, 2011, charges in excess of capital increased by dividends paid and payable of $17,137, a debit of $7,597 related to changes in ownership not resulting in a change in control, and $3,522 related to the vested restricted stock, stock appreciation rights, and options and a debit of $11,600 related to changes in put options (Note 2 and Note 13), offset by a $7,075 purchase price adjustment, and $17,174 related to an increase from stock-based compensation that was expensed during the same period.

During the nine months ended September 30, 2011, the Company purchased and retired 143,994 Class A shares for $2,732 from employees in connection with the required tax withholding resulting from the vesting of shares of restricted stock and stock appreciation rights.

Total equity decreased $35,365, which is comprised of a net loss attributable to MDC Partners of $26,934, dividends paid and payable of $17,137, a debit of $7,597 related to changes in ownership not resulting in a change of control, changes in put options of $4,525, treasury stock purchases of $2,732, and a decrease in accumulated other comprehensive loss of $1,611 offset by an increase in stock-based compensation of $17,174, an exercise of stock options of $1,014, issuance of noncontrolling interest of $6,472, shares to be issued of $424, and a receipt of a subscription receivable of $80.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at September 30, 2011 and 2010:

	Level 1		Level 1
	September 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
11% Senior Notes due 2016	$344,441	$372,600	$282,969	$316,100

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,
	2011	2010
Beginning Balance of contingent payments	$101,822	$29,928
Payments	(29,158)	(19,921)
Grants	33,368	64,431
Redemption value adjustments	1,059	2,655
Foreign translation adjustment	(815)	—
Ending Balance of contingent payments	$106,276	$77,093

In addition to the above amounts, there are fixed payments of $5,456 and $5,224 for total deferred acquisition consideration of $111,732 and $82,317, which reconciles to the consolidating financial statements at September 30, 2011 and 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

11.	Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (expense)	$(1)	$101	$83	$95
Foreign currency transaction gain (loss)	(3,111)	351	(2,440)	(533)
Gain (loss) on sale of assets	(4)	2	(4)	15
	$(3,116)	$454	$(2,361)	$(423)

12.	Segment Information

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

The Company reports in two segments plus corporate. The segments are as follows:

•
The Strategic Marketing Services segment includes 72 and Sunny, Anomaly Partners, Crispin Porter & Bogusky and kirshenbaum bond senecal + partners among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

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

  Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2011
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$146,130	$92,116	$—	238,246

Cost of services sold	109,334	66,087	—	175,421

Office and general expenses	31,868	15,434	9,289	56,591

Depreciation and amortization	5,353	4,304	225	9,882

Operating Profit/(Loss)	(425)	6,291	(9,514)	(3,648)

Other Income (Expense):
Other expense, net				(3,116)
Interest expense, net				(10,776)

Loss from continuing operations before income taxes, equity in affiliates				(17,540)
Income tax recovery				42

Loss from continuing operations before equity in affiliates				(17,498)
Equity in loss of non-consolidated affiliates				(120)

Net loss				(17,618)

Net income attributable to the noncontrolling interests	(1,084)	(872)	—	(1,956)
Net loss attributable to MDC Partners Inc.				$(19,574)

Non cash stock based compensation	$2,173	1,608	$3,990	$7,771

Supplemental Segment Information:

Capital expenditures	$2,188	$990	$6,224	$9,402

Three Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$110,582	$68,015	$—	$178,597

Cost of services sold	74,761	47,958	—	122,719

Office and general expenses	23,600	13,960	7,520	45,080

Depreciation and amortization	4,275	4,990	86	9,351

Operating Profit/(Loss)	7,946	1,107	(7,606)	1,447

Other Income (Expense):
Other income, net				454
Interest expense, net				(8,832)

Loss from continuing operations before income taxes, equity in affiliates				(6,931)
Income tax expense				409

Loss from continuing operations before equity in affiliates				(7,340)
Equity in loss of non-consolidated affiliates				(1,496)

Loss from continuing operations				(8,836)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(636)
Net loss				(9,472)

Net income attributable to the noncontrolling interests	(597)	(849)	—	(1,446)
Net loss attributable to MDC Partners Inc.				$(10,918)

Non cash stock based compensation	$2,376	$483	$4,089	$6,948

Supplemental Segment Information:

Capital expenditures	$1,464	$949	$33	$2,446

Nine Months Ended September 30, 2011
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$442,580	$253,644	$—	$696,224

Cost of services sold	309,351	187,622	—	496,973

Office and general expenses	86,718	42,783	26,598	156,099

Depreciation and amortization	16,342	13,213	446	30,001

Operating Profit/(Loss)	30,169	10,026	(27,044)	13,151

Other Income (Expense):
Other expense, net				(2,361)
Interest expense, net				(30,946)

Loss from continuing operations before income taxes, equity in affiliates				(20,156)
Income tax expense				904

Loss from continuing operations before equity in affiliates				(21,060)
Equity in earnings of non-consolidated affiliates				214

Net loss				(20,846)

Net income attributable to the noncontrolling interests	(5,062)	(1,026)	—	(6,088)
Net loss attributable to MDC Partners Inc.				$(26,934)

Non cash stock based compensation	$3,896	$2,591	$11,333	$17,820

Supplemental Segment Information:

Capital expenditures	$8,541	$2,872	$6,454	$17,867

Goodwill and intangibles	$426,533	$209,550	$—	$636,083

Total assets	$626,865	$324,895	$53,667	$1,005,427

Nine Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$308,722	$175,679	$—	$484,401

Cost of services sold	207,009	128,645	—	335,654

Office and general expenses	64,500	36,107	17,851	118,458

Depreciation and amortization	11,788	11,137	271	23,196

Operating Profit/(Loss)	25,425	(210)	(18,122)	7,093

Other Income (Expense):
Other expense, net				(423)
Interest expense, net				(24,185)

Loss from continuing operations before income taxes, equity in affiliates				(17,515)
Income tax expense				1,208

Loss from continuing operations before equity in affiliates				(18,723)
Equity in loss of non-consolidated affiliates				(1,639)

Loss from continuing operations				(20,362)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,044)

Net loss				(22,406)

Net income attributable to the noncontrolling interests	(2,948)	(1,555)	—	(4,503)
Net loss attributable to MDC Partners Inc.				$(26,909)

Non cash stock based compensation	$5,207	$1,248	$6,849	$13,304

Supplemental Segment Information:

Capital expenditures	$4,430	$3,412	$324	$8,166

Goodwill and intangibles	$322,160	$193,145	$—	$515,305

Total assets	$502,639	$305,975	$53,556	$862,170

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2011	$193,197	$38,207	$6,842	$238,246
2010	$150,826	$23,789	$3,982	$178,597
Nine Months Ended September 30,
2011	$559,186	$113,676	$23,362	$696,224
2010	$405,908	$66,261	$12,232	$484,401

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2011, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $40,241 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,799 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $64,619 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at September 30, 2011 is $94,681 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and nine months ended September 30, 2011 and 2010, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $3,833 of investments.  At September 30, 2011, the Company had issued $5,537 of undrawn outstanding letters of credit.

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2011 and 2010, and the financial condition of the Company as of September 30, 2011. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2010 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Certain Factors Affecting Our Business

Overall Factors Affecting our Business and Results of Operations .  The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees.  New business wins and client losses occur for of a variety of factors.  The two most significant factors are; clients’ desire to change marketing communication firms, and the creative product our firms are offering. A client may choose to change marketing communication firms for any number of reasons, such as a change in top management and the new management wants to go retain an agency that it may have previously worked with.  In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed.  Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and they feel a change is in order to generate additional revenues.

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

Acquisitions and Dispositions .  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2009 to 2011 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Foreign Exchange Fluctuations .  Our financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”

Seasonality .  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Results of Operations:
For the Three Months Ended September 30, 2011
(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$146,130	$92,116	$—	$238,246

Cost of services sold	109,334	66,087	—	175,421

Office and general expenses	31,868	15,434	9,289	56,591

Depreciation and amortization	5,353	4,304	225	9,882

Operating Profit/(Loss)	(425)	6,291	(9,514)	(3,648)

Other Income (Expense):
Other expense, net				(3,116)
Interest expense, net				(10,776)

Loss from continuing operations before income taxes, equity in affiliates				(17,540)
Income tax recovery				42

Loss from continuing operations before equity in affiliates				(17,498)
Equity in loss of non-consolidated affiliates				(120)

Net loss				(17,618)

Net income attributable to the noncontrolling interests	(1,084)	(872)	—	(1,956)
Net loss attributable to MDC Partners Inc.				$(19,574)

Non cash stock based compensation	$2,173	$1,608	$3,990	$7,771

For the Three Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$110,582	$68,015	$—	$178,597

Cost of services sold	74,761	47,958	—	122,719

Office and general expenses	23,600	13,960	7,520	45,080

Depreciation and amortization	4,275	4,990	86	9,351

Operating Profit/(Loss)	7,946	1,107	(7,606)	1,447

Other Income (Expense):
Other income, net				454
Interest expense, net				(8,832)

Loss from continuing operations before income taxes, equity in affiliates				(6,931)
Income tax expense				409

Loss from continuing operations before equity in affiliates				(7,340)
Equity in loss of non-consolidated affiliates				(1,496)

Loss from continuing operations				(8,836)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(636)

Net loss				(9,472)

Net income attributable to the noncontrolling interests	(597)	(849)	—	(1,446)
Net loss attributable to MDC Partners Inc.				$(10,918)

Non cash stock based compensation	$2,376	$483	$4,089	$6,948

For the Nine Months Ended September 30, 2011
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$442,580	$253,644	$—	$696,224

Cost of services sold	309,351	187,622	—	496,973

Office and general expenses	86,718	42,783	26,598	156,099

Depreciation and amortization	16,342	13,213	446	30,001

Operating Profit/(Loss)	30,169	10,026	(27,044)	13,151

Other Income (Expense):
Other expense, net				(2,361)
Interest expense, net				(30,946)

Loss from continuing operations before income taxes, equity in affiliates				(20,156)
Income tax expense				904

Loss from continuing operations before equity in affiliates				(21,060)
Equity in earnings of non-consolidated affiliates				214

Loss from continuing operations				(20,846)

Net income attributable to the noncontrolling interests	(5,062)	(1,026)	—	(6,088)
Net loss attributable to MDC Partners Inc.				$(26,934)

Non cash stock based compensation	$3,896	2,591	$11,333	$17,820

For the Nine Months Ended September 30, 2010
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$308,722	$175,679	$—	$484,401

Cost of services sold	207,009	128,645	—	335,654

Office and general expenses	64,500	36,107	17,851	118,458

Depreciation and amortization	11,788	11,137	271	23,196

Operating Profit/(Loss)	25,425	(210)	(18,122)	7,093

Other Income (Expense):
Other expense, net				(423)
Interest expense, net				(24,185)

Loss from continuing operations before income taxes, equity in affiliates				(17,515)
Income tax expense				1,208

Loss from continuing operations before equity in affiliates				(18,723)
Equity in loss of non-consolidated affiliates				(1,639)

Loss from continuing operations				(20,362)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,044)

Net loss				(22,406)

Net income attributable to the noncontrolling interests	(2,948)	(1,555)	—	(4,503)
Net loss attributable to MDC Partners Inc.				$(26,909)

Non cash stock based compensation	$5,207	$1,248	$6,849	$13,304

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Revenue was $238.2 million for the quarter ended September 30, 2011, representing an increase of $59.6 million, or 33.4%, compared to revenue of $178.6 million for the quarter ended September 30, 2010. This revenue increase related primarily to acquisition growth of $25.9 million and organic growth of $32.0 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the quarter ended September 30, 2011, resulted in increased revenues of $1.7 million.

The operating loss for the quarter ended September 30, 2011 was $3.6 million, compared to operating profit of $1.4 million for the quarter ended September 30, 2010. The decrease in operating profit was primarily the result of a decrease in operating profit of $8.4 million in the Strategic Marketing Services segment, an increase in corporate operating expenses of $1.9 million, offset by an increase in operating profit for the Performance Marketing Services segment of $5.2 million.

Loss from continuing operations attributable to MDC Partners Inc. for the third quarter of 2011 was $19.6 million, compared to a loss of $10.3 million in 2010. This decrease in income of $9.3 million was primarily the result of a decrease in operating profits of $5.1 million, a decrease in other income (expense), net, of $3.6 million, an increase in interest expense, net, of $1.9 million, and an increase in net income attributable to noncontrolling interests of $0.5 million. These amounts were offset by an increase from equity in earnings of non-consolidated affiliates of $1.4 million and a decrease in income tax expense of $0.5 million.

Marketing Communications Group

Revenues in the third quarter of 2011 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $238.2 million compared to $178.6 million in the third quarter of 2010, representing a year-over-year increase of 33.4%.

The components of the increase in revenue in the third quarter of 2011 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended September 30, 2010	$178,597	—
Organic	32,013	17.9%
Acquisitions	25,945	14.5%
Foreign exchange impact	1,691	1.0%
Quarter ended September 30, 2011	$238,246	33.4%

The geographic mix in revenues was consistent between the third quarter of 2011 and 2010 and is demonstrated in the following table:

	2011	2010
US	81%	85%
Canada	16%	13%
Other	3%	2%

The operating profit of the Marketing Communications Group decreased by approximately 35.2% to $5.9 million from $9.0 million. Operating margins decreased by 2.6% and were 2.5% for 2011, compared to 5.1% for 2010. The decrease in operating profit and operating margin was primarily attributable to an increase in direct costs.  Direct costs increased as a percentage of revenue from 20.4% in 2010 to 27.0% in 2011, due to the requirement that certain costs be included in both revenue and direct costs for client contracts in which the Company acts as principal versus agent. General and administrative costs decreased as a percentage of revenue from 21.0% in 2010, to 19.9% in 2011. This decrease was due to increased revenues on relatively fixed costs. Total staff costs increased by $28.5 million; however, staff costs decreased as a percentage of revenue from 55.9% in 2010 to 53.9% in 2011. A portion of the total dollar increase of staff costs is due to strategic growth investment.  Depreciation and amortization as a percentage of revenue decreased from 5.2% in 2010 to 4.1% in 2011 due to the increased revenues.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the third quarter of 2011 were $146.1 million, compared to $110.6 million in the third quarter of 2010. The year-over-year increase of $35.5 million or 32.1% was attributable primarily to organic growth of $15.8 million as a result of net new business wins, and acquisition growth of $18.7 million. A weakening of the US dollar versus the Canadian dollar in 2011 compared to 2010 resulted in a $1.0 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased to a loss of $0.4 million in the third quarter of 2011 from profit of $7.9 million in the third quarter of 2010. Operating margins decreased from 7.2% in 2010 to a loss of 0.3% in 2011. The decrease in operating profit and margins was primarily attributable to an increase in direct costs (excluding staff costs) of $17.5 million. Direct costs increased as a percentage of revenue from 17.8% in the third quarter of 2010 to 25.4% in the third quarter of 2011. General and administrative costs increased as a percentage of revenue from 21.3% in 2010 to 21.8% in 2011. This increase was due to strategic investments in additional office locations in Los Angeles, CA and Europe, as well as adjustments relating to deferred acquisition consideration. Offsetting these increases, staff costs decreased as a percentage of revenue from 56.6% in 2010 to 56.2% in 2011. However, total staff costs increased by $19.6 million, a portion of which was due to strategic growth investments. Depreciation and amortization as a percentage of revenue decreased from 3.9% in 2010 to 3.7% in 2011 due to increased revenues.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $92.1 million for the third quarter of 2011, an increase of $24.1 million, or 35.4% higher than revenues of $68.0 million in the third quarter of 2010. The year over year increase was attributable primarily to organic revenue growth of $16.2 million resulting from net new business wins and growth from acquisitions of $7.3 million. In addition, a weakening of the US dollar versus the Canadian dollar in 2011 compared to 2010 resulted in a $0.6 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $5.2 million in the third quarter of 2011 from $1.1 million in the third quarter of 2010 to $6.3 million in the third quarter of 2011. Operating margins increased from 1.6% in 2010 to 6.8% in 2011.  Operating margins increased due to total staff costs as a percentage of revenue decreasing from 54.9% in the third quarter of 2010 to 50.2% in the third quarter of 2011. General and administrative costs decreased as a percentage of revenue from 20.5% in the third quarter of 2010 to 16.8% in the third quarter of 2011. Depreciation and amortization decreased as a percentage of revenue from 7.3% in 2010 to 4.7% in 2011. The decrease as a percentage of revenue was due to increased revenues. Offsetting these decreases, total direct costs (excluding staff costs) increased $10.6 million and as a percentage of revenue increased from 24.6% in the third quarter of 2010 to 29.6% in the third quarter of 2011.

Corporate

Operating costs related to the Company’s Corporate operations totaled $9.5 million in the third quarter of 2011, compared to $7.6 million in the third quarter of 2010. This increase of $1.9 million was primarily related to increased compensation and related expenses of $0.6 million, of which non-cash stock based compensation decreased by $0.1 million. In addition, Corporate operations incurred a $0.2 million increase in advertising and promotions, $0.3 million increase in professional fees, $0.3 million in travel and entertainment, and $0.5 million relating to additional occupancy costs and depreciation and amortization.

Other Income, Net

Other income (expense) decreased to expense of $3.1 million in the third quarter of 2011, compared to income of $0.5 million in the third quarter of 2010. The 2011 expense was primarily comprised of an unrealized foreign exchange loss of $3.1 million, compared to an unrealized gain of $0.4 million recorded in 2010. Specifically, this unrealized gain and loss was due primarily to the fluctuation in the US dollar during 2011 and 2010 compared to the Canadian dollar relating to the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the third quarter of 2011 was $10.8 million, an increase of $2.0 million over the $8.8 million of net interest expense incurred during the third quarter of 2010. Interest expense increased in 2011 due to higher average outstanding debt in 2011, relating to the 11% senior notes issued in October 2009, May 2010 and April 2011. Interest income was nominal in both 2011 and 2010.

Income Taxes

 Income tax expense was a nominal recovery in the third quarter of 2011 compared to $0.4 million of expense in the third quarter of 2010. The Company’s effective tax rate in 2011 and 2010 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the losses attributable to equity-accounted affiliate operations. For the third quarter of 2011 the loss was $0.1 million compared to a loss of $1.5 million in the third quarter of 2010.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.0 million for the third quarter of 2011, an increase of $0.6 million from the $1.4 million of noncontrolling interest expense incurred during the second quarter of 2010, primarily due to increased profitability of certain entities which are not wholly owned in the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $0.6 million, from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Zig (USA) LLC, a start up division of Redscout, LLC called “007”, and a start up called Fearless progression LLC.

Net Income (Loss) Attributable to MDC Partners Inc .

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the third quarter of 2011 was $19.6 million or a loss of $0.67 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $10.9 million or a loss of $0.38 per diluted share reported for the third quarter of 2010.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Revenue was $696.2 million for the nine months ended September 30, 2011, representing an increase of $211.8 million, or 43.7%, compared to revenue of $484.4 million for the nine months ended September 30, 2010. This revenue increase related primarily to organic growth of $104.1 million and acquisition growth of $102.6 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the nine months ended September 30, 2011, resulted in increased revenues of $5.1 million.

The operating profit for the nine months ended September 30, 2011 was $13.2 million, compared to $7.1 million for the nine months ended September 30, 2010. The increase in operating profit was primarily the result of an increase in operating profit of $10.2 million in the Performance Marketing Services segment, an increase of $4.7 million within the Strategic Marketing Services segment, offset by an increase in corporate operating expenses of $8.9 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first nine months of 2011 was $26.9 million, compared to a loss of $24.9 million in 2010. An increase in loss of $2.1 million was primarily the result of an increase in operating profits of $6.0 million, and an increase from equity in earnings of non-consolidated affiliates of $1.9 million and a decrease in income tax expense of $0.3 million.  These amounts were offset by an increase in interest expense, net of $6.8 million, an increase in other expense, net of $1.9 million and an increase in net income attributable to noncontrolling interests of $1.6 million.

Marketing Communications Group

Revenues in the first nine months of 2011 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $696.2 million compared to $484.4 million in the first nine months of 2010, representing a year-over-year increase of 43.7%.

The components of the increase in revenue in 2011 are shown in the following table:

	Revenue
	$ 000’s	%
Nine months ended September 30, 2010	$484,401	—
Organic	104,147	21.5%
Acquisitions	102,574	21.2%
Foreign exchange impact	5,102	1.0%
Nine Months ended September 30, 2011	$696,224	43.7%

The geographic mix in revenues was consistent between the nine months of 2011 and 2010 and is demonstrated in the following table:

	2011	2010
US	80%	83%
Canada	16%	14%
Other	4%	3%

The operating profit of the Marketing Communications Group increased by approximately 59.4% to $40.2 million from $25.2 million. Operating margins increased by 0.6% and were 5.8% for 2011, compared to 5.2% for 2010. The increase in operating profit and operating margin was primarily attributable to increased revenue and a decrease in total staff costs as a percentage of revenue, offset by an increase in direct costs (excluding staff costs) as a percentage of revenues from 20.1% in 2010 to 24.5% in 2011. Total staff costs increased by $98.3 million; however, staff costs decreased as a percentage of revenue from 57.1% in 2010 to 53.8% in 2011. A portion of the increase in total staff costs represents strategic growth investments. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs for client contracts in which the Company acts as principal versus agent. General and administrative costs decreased as a percentage of revenue from 20.8% in 2010 to 18.6% in 2011.  This decrease was due to increased revenues on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 4.7% in 2010 to 4.2% in 2011 due to increased revenues.

Strategic Marketing Services (“SMS”)

Revenues attributable to Strategic Marketing Services in the first nine months of 2011 were $442.6 million, compared to $308.7 million in the first nine months of 2010. The year-over-year increase of $133.9 million or 43.4% was attributable primarily to organic growth of $71.1 million as a result of net new business wins, and acquisition growth of $59.6 million. A weakening of the US dollar versus the Canadian dollar in 2011 compared to 2010 resulted in a $3.1 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by approximately 18.7% to $30.2 million in the first nine months of 2011, from $25.4 million in the first nine months of 2010. Operating margins decreased to 6.8% in 2011 from 8.2% in 2010. The increase in operating profit was primarily due to the increased revenue. The decrease in operating margins was due to, increased direct costs offset by a decrease in total staff costs as a percentage of revenue. Staff costs as a percentage of revenue decreased from 57.1% in 2010 to 54.4% in 2011. Direct costs (excluding staff costs) increased as a percentage of revenue from 17.1% in 2010 to 21.8% in 2011. Staff costs increased by $64.5 million, a portion of which was due to strategic growth investments.  Depreciation and amortization as a percentage of revenue decreased from 3.8% in 2010 to 3.7% in 2011, and general and administrative costs decreased as a percentage of revenue from 20.9% in 2010 to 19.6% in 2011. Both of these decreases resulted from increased revenues on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $253.6 million for the first nine months of 2011, an increase of $77.9 million, or 44.4% higher than revenues of $175.7 million in the first nine months of 2010. The year over year increase was attributable primarily to growth from acquisitions of $42.9 million, and organic revenue growth of $33.0 million resulting from net new business wins. In addition, a weakening of the US dollar versus the Canadian dollar in 2011 compared to 2010 resulted in a $2.0 million increase in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $10.2 million in the first nine months of 2011 from a loss of $0.2 million in the first nine months of 2010 to income of $10.0 million in the first nine months of 2011.  Operating profit increased primarily due to the increases in revenue. Operating margins increased from a loss of 0.1% to income of 4.0%.  Operating margins increased due to total staff costs as a percentage of revenue decreasing from 57.1% in the first nine months of 2010 to 52.9% in the first nine months of 2011. General and administrative costs decreased as a percentage of revenue from 20.6% in the first nine months of 2010 to 16.9% in the first nine months of 2011. Depreciation and amortization decreased as a percentage of revenue from 6.3% in 2010 to 5.2% in 2011. The decrease as a percentage of revenue was due to increased revenues and adjustments relating to deferred acquisition consideration. Offsetting these decreases, total direct costs (excluding staff costs) increased $29.3 million and as a percentage of revenue increased from 25.4% in the first nine months of 2010 to 29.2% in the first nine months of 2011.

Corporate

Operating costs related to the Company’s Corporate operations totaled $27.0 million in the first nine months of 2011, compared to $18.1 million in the first nine months of 2010. This increase of $8.9 million was primarily related to increased compensation and related expenses of $6.0 million, of which non-cash stock based compensation was $4.5 million. In addition, Corporate operations incurred a $0.9 million increase in advertising and promotions, $0.9 million increase in occupancy costs, $0.8 million increase in travel and entertainment costs and $0.3 million increase of other expenses.

Other Income, Net

Other income (expense) increased to $2.4 million in the first nine months of 2011 compared to an expense of $0.4 million in the first nine months of 2010. The 2011 expense was primarily comprised of an unrealized foreign exchange loss of $2.4 million, compared to an unrealized loss of $0.5 million recorded in 2010. Specifically, this unrealized loss was due primarily to the fluctuation in the US dollar during 2011 and 2010 compared to the Canadian dollar relating to the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first nine months of 2011 was $30.9 million, an increase of $6.7 million over the $24.2 million of net interest expense incurred during the first nine months of 2010. Interest expense increased in 2011 due to higher average outstanding debt in 2011, relating to the additional 11% senior notes issued. Interest income was nominal in both 2011 and 2010.

Income Taxes

 Income tax expense was $0.9 million in the first nine months of 2011 compared to income tax expense of $1.2 million for the first nine months of 2010. The Company’s effective tax rate in 2011 and 2010 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the first nine months of 2011, the income was $0.2 million compared to a loss of $1.6 million in the first nine months of 2010.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $6.1 million for the first nine months of 2011, an increase of $1.6 million from the $4.5 million of noncontrolling interest expense incurred during the first nine months of 2010. This increase was primarily due to increased profitability of certain entities which are not wholly owned in the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $2.0 million, from discontinued operations in 2010, resulted from the operating results and write-off of our investment of Zig (USA) LLC, a start up division of Redscout, LLC called “007 ”, and a start up called Fearless progression LLC.

Net Loss attributable to MDC Partners Inc .

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first nine months of 2011 was $26.9 million or a loss of $0.93 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $26.9 million or a loss of $0.96 per diluted share reported for the first nine months of 2010.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2011	As of and for the nine months ended September 30, 2010	As of and for the year ended December 31, 2010
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$7,345	$40,995	$10,949
Working capital (deficit)	$(77,786)	$(70,415)	$(102,547)
Cash from operations	$(6,181)	$25,273	$37,297
Cash from investing	$(69,285)	$(87,091)	$(130,253)
Cash from financing	$72,535	$50,865	$52,401
Long-term debt to total equity ratio	6.99	2.34	3.11
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$16,089	$17,266	$3,265

As of September 30, 2011 and December 31, 2010, $1.3 million and $5.2 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the WF Credit Agreement by using available cash.

The Company intends to maintain sufficient cash to fund operations for the next twelve months.

Working Capital

At September 30, 2011, the Company had a working capital deficit of $77.8 million, compared to a deficit of $102.5 million at December 31, 2010. The improvement in working capital was primarily due to seasonal shifts in the amounts collected from clients and paid to suppliers, primarily media outlets, and continued improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2011, $4.1 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the WF Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2011 was $6.2 million. This was attributable primarily to a net operating loss from continuing operations of $20.8 million, a decrease in advanced billings of $31.4 million, increase in accounts receivable of $12.9 million, payments of accounts payables, accruals, and other liabilities of $10.9 million, an increase in prepaid expenses and other current assets of $2.5 million, and $0.2 million of earnings of non-consolidated affiliates. This use of cash was offset by depreciation and amortization and non-cash stock compensation of $49.5 million, and a decrease in expenditures billable to clients of $18.9 million, and adjustments to deferred acquisition consideration of $1.4 million, foreign exchange of $1.8 million and a decrease in other non-current assets and liabilities of $0.9 million.

Cash flow used in continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2010 was $27.0 million. This was attributable primarily to a net loss from continuing operations of $20.4 million, increase in accounts receivable of $39.2 million, an increase in prepaid expenses and other current assets of $2.2 million. This use of cash was offset by depreciation and amortization and non-cash stock compensation of $38.1 million, an increase in advance billings to clients of $35.9 million, an increase in accounts payable, accruals and liabilities of $9.3 million, a decrease of expenditures billable to clients of $2.1 million, adjustments to deferred acquisition consideration of $3.6 million, and a loss from nonconsolidated affiliates of $1.6 million. Discontinued operations attributable to MDC Partners used cash of $1.7 million in the nine months ended September 30, 2010.

Investing Activities

Cash flows used in investing activities were $69.3 million for the nine months ended September 30, 2011, compared with $87.1 million in the nine months ended September 30, 2010.

In the nine months ended September 30, 2011, capital expenditures totaled $17.9 million, of which $8.5 million was incurred by the Strategic Marketing Services segment, $2.9 million was incurred by the Performance Marketing Services segment, and $6.5 million was incurred by corporate.  These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Expenditures for capital assets in the nine months ended September 30, 2010 were $8.2 million. Of this amount, $4.4 million was incurred by the Strategic Marketing Services segment and $3.4 million was incurred by the Performance Marketing services Segment and $0.3 million was incurred by corporate. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the nine months ended September 30, 2011, cash flow used for acquisitions and deferred acquisition payments was $52.9 million, of which $18.0 million was net cash paid in the acquisition of equity interests in Anomaly, Concentric and Laird, $1.6 million in relation to step-up transactions, and $33.3 million was paid relating to the settlement of deferred acquisition consideration. In addition, the Company paid $2.6 million for other investments.  These outflows were offset by $4.1 million of profit distributions from affiliates. In the nine months ended September 30, 2010, cash flow used in acquisitions was $78.0 million, of which $50.1 million related to acquisitions of Team, Communifx, IMS, Sloane, Allison, Infolure, Relevent, Kwittken, Think 360 and Plaid, and $27.9 million was paid relating to the settlement of deferred acquisition consideration.

Financing Activities

During the nine months ended September 30, 2011, cash flows provided by financing activities amounted to $72.5 million, and consisted primarily from proceeds of $61.1 million from the issuance of the additional $55 million 11% Senior Notes (the “11 Notes”), proceeds of $47.6 million relating to the revolving credit facility and $1.0 million from proceeds from exercise of options. These cash inflows were offset by dividends paid and payable of $12.7 million, distributions to noncontrolling partners of $10.5 million, repayment of bank overdrafts of $7.6 million, the purchase of treasury shares for income tax withholding requirements of $2.7 million, payment of deferred financing costs of $3.0 million and repayments of long-term debt of $0.7 million. During the nine months ended September 30, 2010, cash flows provided by financing activities amounted to $50.9 million, and primarily consisted of proceeds of $67.6 million relating to the additional issuance of 11% Notes, offset by distributions to noncontrolling partners of $7.0 million, payment of dividends of $6.0 million, payment of deferred financing costs of $1.5 million, the purchase of treasury shares for income tax withholding requirements of $1.7 million, and repayments of long-term debt of $0.8 million.

Total Debt

11% Senior Notes Due 2016

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Notes due 2016. The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $209 million which included an original issue discount of approximately 4.7% or $10.5 million and underwriter fees of $5.6 million. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement consisting of repayments of $130 million of term loans, a $70 million delayed draw term loan, and $9.7 million outstanding on the $55 million revolving credit facility. The Company also used the net proceeds to redeem its outstanding 8% C$45 million convertible debentures on November 26, 2009.

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $65 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67.2 million, which included an original issue premium of $2.6 million, and underwriter fees of $0.4 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes, including acquisitions.

On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $55 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $59.6 million, which included an original issue premium of $6.1 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit facility described elsewhere herein, and for general corporate purposes.

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

Revolving Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100 million. On April 29, 2011, the Company entered into an additional amendment to increase the availability under the facility to $150 million and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s prior $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate (as defined) and (ii) Base Rate Loans bear interest at the Base Rate (as defined), plus (b) an applicable margin. The applicable margin for borrowings as of September 30, 2011 is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lenders under the WF Credit Agreement in respect of unused commitments thereunder.

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

Debt as of September 30, 2011 was $395.0 million, an increase of $108.8 million, compared with $286.2 million outstanding at December 31, 2010.  This increase in debt was a result of the additional issuance of $55 million of 11% Senior Notes and borrowings under the revolving credit agreement.  After giving effect to the limitations contained in the 11% Senior Notes indenture, at September 30, 2011, approximately $32 million was available under the WF Credit Agreement.

The Company is currently in compliance with all of the terms and conditions of the WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the WF Credit Agreement, or if the Company uses the maximum available amount under the WF Credit Agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Agreement. For the period ended September 30, 2011, the Company’s calculation of each of these covenants, and the specific requirements under the WF Credit Agreement, respectively, were as follows:

September 30, 2011
Total Senior Leverage Ratio	0.51
Maximum per covenant	2.0

Total Leverage Ratio	3.79
Maximum per covenant	4.15

Fixed Charges Ratio	1.85
Minimum per covenant	1.25

Earnings before interest, taxes, depreciation and amortization	$103.7 million
Minimum per covenant	$94.6 million

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

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet September 30, 2011. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At September 30, 2011, there was $111.7 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2011, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $40.2 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3.8 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $64.6 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $4.6 million of the estimated $40.2 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $9.3 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2011	2012	2013	2014	2015 & Thereafter	Total
	($ Millions)
Cash	$4.1	$14.4	$5.9	$3.8	$8.2	$36.4
Shares	0.5	0.8	1.2	0.7	0.6	3.8
	$4.6	$15.2	$7.1	$4.5	$8.8	$40.2	(1)
Operating income before depreciation and amortization to be received(2)	$2.8	$1.7	$1.2	$0.8	$2.8	$9.3
Cumulative operating income before depreciation and amortization(3)	$2.8	$4.5	$5.7	$6.5	$9.3		(5)

(1)
This amount in addition to put options only exercisable upon termination not within the control of the Company, or death, of $54.5 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011, 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three and nine months ended September 30, 2011, $1.8 million of and $0.8 million of expense was recognized related to charges in estimated value.  For the three and nine months ended September 30, 2010, $1.6 million and $3.0 million has been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three and nine months ended September 30, 2011, $0.3 million and $1.1 million, respectively, of acquisition related costs have been charged to operations.  For the three and nine months ended September 30, 2010, $0.9 million and $1.7 million, respectively, of acquisition related costs have been charged to operations.

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

Risks and Uncertainties

This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, earnings guidance, recent business and economic trends, potential acquisitions, estimates of amounts for deferred acquisition consideration and “put” option rights, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with severe effects of national and regional economic downturn;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

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

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under the WF Credit Agreement and through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2010 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At September 30, 2011, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the existing level of debt of $47.6 million, as of September 30, 2011, a 1.0% increase or decrease in the weighted average interest rate, which was 3.9% at September 30, 2011, would have an $0.5 million interest impact.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

November 3, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1
Seventh Amendment, dated September 21, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto.*

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