Form 10-K
period 2011-12-31
MDC PARTNERS INC
filed 2012-03-15
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 001-13178

MDC PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

745 Fifth Avenue,
New York, NY, 10151
(646) 429-1800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2011 was approximately $446.5 million, computed upon the basis of the closing sales price ($17.56/share) of the Class A subordinate voting shares on that date.

As of March 1, 2012, there were 30,914,811 outstanding shares of Class A subordinate voting shares without par value, and 2,503 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2012, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources & Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions”.

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

The Company’s Code of Conduct, Whistleblower Policy, and each of the charters for the Audit Committee, Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee, are available free of charge on the Company’s website at http://www.mdc-partners.com or by writing to MDC Partners Inc., 745 Fifth Avenue, New York, NY 10151, Attention: Investor Relations.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with severe effects of international, national and regional economic conditions;
•	the Company’s ability to attract new clients and retain existing clients;
•	the spending patterns and financial success of the Company’s clients;
•	the Company’s ability to retain and attract key employees;
•	the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” option rights and deferred acquisition consideration;
•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and
•	foreign currency fluctuations.

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under its WF Credit Agreement and through incurrence of bridge or other debt financing, any of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

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

iii

PART I

Item 1. Business

BUSINESS

MDC PARTNERS INC.

MDC was formed by Certificate of Amalgamation effective December 19, 1986, pursuant to the Business Corporations Act (Ontario). Effective December 19, 1986, MDC amalgamated with Branbury Explorations Limited, and thereby became a public company operating under the name of MDC Corporation. On May 28, 1996, MDC changed its name to MDC Communications Corporation and, on May 29, 1999, it changed its name to MDC Corporation Inc. On July 31, 2003, MDC acquired the remaining 26% of Maxxcom Inc. (“Maxxcom”) that it did not already own, privatizing the now wholly-owned subsidiary and merging Maxxcom’s corporate functions with MDC’s existing corporate functions. On January 1, 2004, MDC changed its name to its current name, MDC Partners Inc., and on June 28, 2004, MDC was continued under Section 187 of the Canada Business Corporations Act. MDC’s registered address is located at 45 Hazelton Avenue, Toronto, Ontario, M5R 2E3, and head office address is located at 745 Fifth Avenue, New York, NY 10151.

MDC is a leading provider of marketing communications services to customers globally. MDC has operating units in the United States, Canada, Europe, and the Caribbean.

MDC’s subsidiaries provide a comprehensive range of marketing communications and consulting services, including advertising, interactive and mobile marketing, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, corporate identity, design and branding, social media and marketing, ecommerce and other related services.

Part I — Business

MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing communications and strategic consulting services to their clients. MDC Partners strives to be a partnership of marketing communications and consulting companies (or Partners) whose strategic, creative and innovative solutions are media-agnostic, challenge the status quo and achieve measurable superior returns on investment for clients and stakeholders.

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

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services

The Strategic Marketing Services segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, and sales promotion to national and global clients. The Strategic Marketing Services segment is comprised of the following agencies: 72andSunny; Allison & Partners; Anomaly; Attention; Bruce Mau Design; Capital C Partners; Colle + McVoy; Concentric Partners; Crispin Porter + Bogusky; Crispin Porter + Bogusky Canada; Hello Design; henderson bas kohn; HL Group Partners; kirshenbaum bond senecal + partners; Kbs+p Canada; Kwittken; Laird + Partners; The Media Kitchen; Mono Advertising; Redscout; Sloane & Company; Varick Media Management; Veritas Communications; Vitro and Yamamoto.

Performance Marketing Services

The Performance Marketing Services segment includes firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment and growth for regional, national and global clients. The Performance Marketing Services segment is comprised of the following agencies: 6degrees Communications; Accent; AIC Publishing; Boom Marketing; Bryan Mills Iradesso; Communifx Partners; Computer Composition; Hudsun Media; Integrated Media Solutions; Kenna Communications; Northstar Research Partners; Onbrand; Relevent; RJ Palmer; Source Marketing; TargetCom; Team and Trade X.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2011. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Other-Balance Sheet Commitments — Put Rights of Subsidiaries’ Noncontrolling Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

	% Owned at 12/31/11	Year of Initial Investment	Put/Call Options
Company			2012	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
72andSunny	51.0%	2010	—	Note 1
Allison & Partners	51.0%	2010	—	Note 2
Anomaly	60.0%	2011	—	Note 3
Attention	51.0%	2009	—	Note 4
Bruce Mau Design	75.0%	2004	—
Capital C Partners	80.0%	2010	—	Note 5
Colle + McVoy	95.0%	1999	100.0%	Note 6
Concentric Partners	70.0%	2011	—	Note 7
Crispin Porter + Bogusky	100.0%	2001	—	Note 8
Hello Design	49.0%	2004	—
henderson bas kohn	65.0%	2004	100.0%
HL Group Partners	65.9%	2007	72.4%	Note 9
kirshenbaum bond senecal + partners	100.0%	2004	—	Note 10
The Media Kitchen	100.0%	2010	—
Varick Media Management	100.0%	2010	—
Kwittken	60.0%	2010	—	Note 11
Laird + Partners	65.0%	2011	—	Note 12
Mono Advertising	49.9%	2004	65.0%	Note 13
Redscout	100.0%	2007	—	Note 14
Skinny NYC	50.1%	2008	—	Note 15
Sloane & Company	70.0%	2010	—	Note 16
Veritas Communications	85.3%	1993	95.1%	Note 17
Vitro	82.0%	2004	97.5%	Note 18
Yamamoto	100.0%	2000	—
Performance Marketing Services
6degrees Communications	66.0%	1993	77.3%	Note 19
Accent	100.0%	1999	—
AIC Publishing	51.0%	2011	—
Boom Marketing	85.0%	2005	—
Bryan Mills Iradesso	62.8%	1989	100.0%	Note 20
Communifx Partners	84.6%	2010	—	Note 21
Computer Composition	100.0%	1988	—
Hudson Media	51.0%	2010	—
Integrated Media Solutions	75.0%	2010	—	Note 22
Kenna Communications	80.0%	2010	—	Note 23
Northstar Research Partners	91.8.%	1998	—	Note 24
Onbrand	94.0%	1992	—
Relevent	60.0%	2010	—
RJ Palmer	100.0%	2011	—
Source Marketing	83.0%	1998	91.3%	Note 25
TargetCom	100.0%	2000	—
TEAM	60.0%	2010	—	Note 26
Trade X	75.0%	2011	—	Note 27

Notes

(1)	MDC has the right to increase its ownership interest in 72andSunny Partners LLC through acquisition of an incremental interest of up to 100% in 2016.
(2)	MDC has the right to increase its ownership interest in Allison & Partners LLC through acquisition of an incremental interest, and other holders have the right to put only upon termination to MDC the same incremental interest up to 100% of this entity in 2015.
(3)	MDC has the right to increase its ownership interest in Anomaly Partners LLC through acquisition of an incremental interest of up to 100% in 2015.
(4)	Attention Partners LLC is owned by HL Group Partners, LLC. HL Group Partners, LLC has the right to increase its ownership in Attention Partners, LLC through acquisitions of incremental interests, and the other interest holders has the right to put to HL Group Partners, LLC the same incremental interests up to 100% only upon termination.
(5)	MDC has the right to increase its ownership interest in Capital C Partners LP through acquisition of an incremental interest, up to 90% in 2015, and up to 100% in 2017.
(6)	MDC has the right to increase its economic ownership in Colle + McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(7)	MDC has the right to increase its ownership in Concentric Partners LLC through acquisition of an incremental interest of up to 100% in 2016.
(8)	Includes Crispin Porter & Bogusky LLC, Crispin Porter & Bogusky Canada LP, and certain other domestic and international operating subsidiaries.
(9)	MDC has the right to increase its ownership in HL Group Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 72.4% of this entity in 2012, up to 82.62% in 2013 and up to 93.73% in 2014.
(10)	Consists of Kirshenbaum Bond Senecal + Partners LLC, Kwittken PR LLC, Varick Media Management LLC, certain other domestic and international operating subsidiaries, and The Media Kitchen, a division of kirshenbaum bond senecal + partners.
(11)	MDC has the right to increase its ownership in Kwittken PR LLC through acquisitions of incremental interests, up to 100% of this entity in 2015.
(12)	MDC has the right to increase its ownership in Laird + Partners New York LLC through acquisition of an incremental interest of up to 100% in 2016.
(13)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 65.0% of this entity in 2012, up to 70.0% in 2013 and up to 75.0% in 2014.
(14)	During 2011, MDC increased its economic ownership in Redscout, LLC through acquisition of an incremental interest.
(15)	MDC has the right to increase its ownership in Skinny NYC, LLC through acquisition of incremental interests, and the other interest holders have the right to put to MDC the same incremental interest, up to 60.1% of this entity in 2014, up to 70.1% of this entity in 2015 and up to 80.1% of this entity in 2016.
(16)	MDC has the right to increase its ownership interest in Sloane & Company LLC through acquisition of incremental interests, and other interest holders have the right to put to MDC the same incremental interests up to 100% in 2015.
(17)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 95.1% of this entity in 2012 and up to 100% in 2013.
(18)	MDC has the right to increase its ownership in Vitro Robertson, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interests, up to 97.5% of this entity in 2012 and up to 100% in 2013.
(19)	MDC has the right to increase its ownership in 6degrees Integrated Communications Corp. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 77.3% of this entity in 2012. MDC’s current economic interest is 53.3%.

(20)	MDC has the right to increase its ownership in Bryan Mills Iradesso, Corp. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2012.
(21)	MDC has the right to increase its ownership in Communifx Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 100% of this entity in 2013.
(22)	MDC has the right to increase its ownership interest in Integrated Media Solutions Partners LLC through acquisitions of incremental interests, up to 100% of this entity in 2015.
(23)	MDC has the right to increase its ownership interest in Kenna Communications LP through acquisition of an incremental interest, up to 100% in 2015.
(24)	The Northstar Research Partners consists of Northstar Research Holdings USA LP and Northstar Research Holdings Canada Inc. MDC has the right to increase its ownership in Northstar Research Canada through acquisitions of incremental interests, and the other holders have the right to put to MDC the same incremental interests, up to 100% of this entity in 2013.
(25)	MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 91.3% of this entity in 2012 and 100% in 2013.
(26)	TEAM consists of The Arsenal LLC (f/k/a Team Holdings LLC) and its wholly-owned subsidiaries. MDC has the right to increase its ownership in The Arsenal, LLC, through acquisition of an incremental interest, up to 100% of this entity in 2013.
(27)	MDC has the right to increase its ownership interest in Trade X Partners LLC through acquisitions of incremental interests up to 100% in 2015.

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

Competition

In the competitive, highly fragmented marketing and communications industry, the Company’s operating companies compete for business with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s operating companies also faces competition from numerous independent agencies that operate in multiple markets. MDC’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among the operating companies through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs by crafting custom integrated solutions.

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

Industry Trends

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services and database marketing and analytics are consuming a growing portion of marketing dollars. The Company believes this is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, public relations, etc). The notion of a mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a different message and/or different, often non-traditional, channels of communication. Global marketers now seek innovative ideas wherever they can find them, providing new opportunities for small to mid-sized communications companies.

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

During 2011, 2010 and 2009, the Company’s largest client, Sprint, accounted for approximately 6%, 8% and 16% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 29%, 37% and 49% of 2011, 2010 and 2009 revenues, respectively.

Employees

As of December 31, 2011, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	2,779
Performance Marketing Services	3,986
Corporate	45
Total	6,810

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

Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009 and 2010. In 2011, the United States experienced modest economic growth, but the pace of the global economic recovery is uneven and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position in 2012.

a. As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

Global economic conditions affect the advertising and marketing services industry more severely than other industries. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Decreases in our revenue would negatively affect our financial results, including a reduction of our estimates of free cash flow from operations.

b. If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to the WF Credit Agreement or the 11% Notes, or reduced liquidity. Our 10 largest clients (measured by revenue generated) accounted for 29% of revenue in 2011.

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

While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions. From year to year, the identities of MDC’s 10 largest customers may change, as a result of client losses and additions and other factors. To the extent that the Company fails to maintain existing clients or attract new clients, MDC’s business, financial condition and operating results may be affected in a materially adverse manner.

The loss of lines of credit under our WF Credit Agreement could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.

MDC uses amounts available under the WF Credit Agreement, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry.

The Company is currently in compliance with all of the terms and conditions of the WF Credit Agreement. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the WF Credit Agreement, or if MDC was prevented from accessing such lines of credit due to other restrictions such as those in the 11% Notes, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options would be materially adversely affected.

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

MDC’s agencies often incur expenses on behalf of their clients for productions in order to secure a variety of media time and space, in exchange for which they receive a fee. The difference between the gross cost of the production and media and the net revenue earned by us can be significant. While MDC takes precautions against default on payment for these services (such as credit analysis and advance billing of clients) and has historically had a very low incidence of default, MDC is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations and financial position.

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

MDC is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.

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

Certain of MDC’s agencies produce software and e-commerce tools for their clients, and these product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand these product offerings, the possibility of an intellectual property claim against us grows. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. If we are not successful in defending such claims, we could be required to stop offering these services, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our clients. Such arrangements may cause our operating margins to decline.

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

The indenture governing the 11% Notes and the WF Credit Agreement governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.

The indenture governing the 11% Notes and the WF Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

•	sell assets;
•	pay dividends and make other distributions;
•	redeem or repurchase our capital stock;
•	incur additional debt and issue capital stock;
•	create liens;
•	consolidate, merge or sell substantially all of our assets;
•	enter into certain transactions with our affiliates;
•	make loans, investments or advances;
•	repay subordinated indebtedness;
•	undergo a change in control;
•	enter into certain transactions with our affiliates;
•	engage in new lines of business; and
•	enter into sale and leaseback transactions.

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. The WF Credit Agreement is subject to various additional covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, a minimum EBITDA level (as defined), and a minimum accounts receivable level. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 11% Notes.

As of December 31, 2011, MDC had $385.2 million net of original issue discount of indebtedness. In addition, we expect to make additional drawings under the WF Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under the WF Credit Agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation. Our level of indebtedness could have important consequences. For example it could:

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

We could change or suspend our existing dividend practice in the future.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is the Toronto Stock Exchange (symbol: “MDZ.A”). As of March 1, 2012, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2011 and 2010, are as follows:

Nasdaq

Quarter Ended	High	Low
	($ per Share)
March 31, 2010	11.20	8.29
June 30, 2010	13.19	10.30
September 30, 2010	13.59	10.07
December 31, 2010	17.47	13.19
March 31, 2011	19.08	15.84
June 30, 2011	20.11	15.16
September 30, 2011	20.99	12.62
December 31, 2011	17.87	12.68

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C$ per Share)
March 31, 2010	11.30	8.54
June 30, 2010	13.51	10.46
September 30, 2010	13.78	10.11
December 31, 2010	17.37	13.39
March 31, 2011	18.55	15.79
June 30, 2011	18.45	14.57
September 30, 2011	19.00	12.50
December 31, 2011	17.42	13.50

As of March 1, 2012, the last reported sale price of the Class A subordinate voting shares was $13.01 on NASDAQ and C$12.90 on the Toronto Stock Exchange.

Dividend Practice

In 2011, MDC’s board of directors declared the following dividends: a $0.14 per share quarterly dividend to all shareholders of record as of the close of business on March 17, 2011; a $0.14 per share dividend quarterly to all shareholders of record as of the close of business on May 16, 2011; a $0.14 per share quarterly dividend to all shareholders of record as of the close of business on August 17, 2011; a $0.14 per share quarterly dividend to all shareholders of record as of the close of business on October 28, 2011; and a $0.14 per share quarterly dividend to all shareholders of record as of the close of business on February 15, 2012. MDC’s practice is to pay dividends only out of excess free cash flow from operations. MDC is further limited in the extent to which we are able to pay dividends under our Credit Agreement and the indenture governing the 11% Notes. The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 11% Notes, future earnings, capital requirements, our general financial condition and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2011.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	88,081	$9.12	2,511,742
Stock appreciation rights	2,272,588 (1)	$3.75	844,536
Not approved by stockholders:
None	—	—	—

(1)	Based on December 31, 2011 closing Class A subordinate voting share price on NASDAQ of $13.38.

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of two million Class A shares. On June 2, 2009 and June 1, 2007, the Company’s shareholders approved amendments to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to 4.5 million Class A shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 2 million Class A shares.

See also Note 13 of the notes to the consolidated financial statements included herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2011, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement, the Company is currently restricted from repurchasing its shares in the open market.

During 2011, the Company’s employees surrendered 230,262 Class A shares valued at approximately $4.1 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2011.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for the Company’s common stock is Canadian Stock Transfer Company (f/k/a CIBC Mellon Trust Company). Canadian Stock Transfer Company operates a telephone information inquiry line that can be reached by dialing toll-free 1-800-387-0825 or 416-643-5500.

Correspondence may be addressed to:
MDC Partners Inc.
C/o Canadian Stock Transfer Company
P.O. Box 4202, Postal Station A
Toronto, Ontario M5W 0E4

Item 6. Selected Financial Data

The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this annual report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$943,274	$689,146	$536,491	$575,404	$524,896
Operating profit	$9,307	$30,315	$22,659	$21,404	$23,785
Income (loss) from continuing operations	$(75,559)	$(1,417)	$(9,578)	$19,344	$2,691
Stock-based compensation included in income (loss) from continuing operations	$23,657	$16,507	$15,444	$14,437	$10,217
Earnings (Loss) per Share
Basic
Continuing operations attributable to MDC Partners Inc.	$(2.86)	$(0.41)	$(0.55)	$0.41	$(0.74)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(2.86)	$(0.41)	$(0.55)	$0.41	$(0.74)
Cash dividends declared per share	$0.70	$0.34	$—	$—	$—
Financial Position Data
Total assets	$1,055,745	$914,348	$604,519	$529,239	$520,698
Total debt	$385,174	$286,216	$217,946	$181,498	$164,754
Redeemable noncontrolling interests	$107,432	$77,560	$33,728	$21,751	$24,187
Deferred acquisition consideration	$137,223	$107,991	$30,645	$5,538	$2,511
Fixed charge coverage ratio	N/A	N/A	N/A	2.07	1.45
Fixed charge deficiency	$29,453	$1,810	$836	N/A	N/A

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2011

During 2011, the Company completed a number of acquisitions. Please see Note 4 of the notes to the consolidated financial statements included herein for a summary of these acquisitions

On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $55 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $59.6 million, which included an original issue premium of $6.1 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.

Effective December, 31, 2011, the Performance Marketing Group, a division of Accent Marketing Services, LLC, has been deemed a discontinued operation. All periods have been restated to reflect this discontinued operation. See Note 10 of the Notes to the Consolidated Financial Statements included herein.

Year Ended December 31, 2010

During 2010, the Company completed a significant number of acquisitions. Please see Note 4 of the notes to the consolidated financial statements included herein for a summary of these acquisitions.

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors issued and sold $65 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67.2 million, which included an original issue premium of $2.6 million, and underwriter fees of $0.4 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving Credit Agreement described elsewhere herein, and for general corporate purposes, including acquisitions.

Effective September 30, 2010, the Company ceased Zig (USA) LLC operations. All periods have been restated to reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

Year Ended December 31, 2009

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. In addition, the Company entered into a Credit Agreement described elsewhere herein. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement, and redeemed its outstanding 8% C$45 million convertible debentures. As a result, the Company incurred $4.5 million of early termination fees and wrote off of the remaining deferred financing costs relating to its prior Financing Agreement and convertible debentures.

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

In December 2007, due to continued operating losses and the lack of new business wins the Company ceased Banjo Strategic Entertainment, LLC operations. All periods have been restated to reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there are two reportable operating segments: Strategic Marketing Services and Performance Marketing Services. In addition, MDC has a “Corporate Group” which provides certain accounting, administrative, financial, human resource and legal functions.

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

Certain Factors Affecting Our Business

Overall Factors Affecting our Business and Results of Operations.  The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client loses occur for a variety of factors. The two most significant factors are; clients’ desire to change marketing communication firms, and the creative product our firms are offering. A client may choose to change marketing communication firms for any number of reasons, such as a change in top management and the new management wants to go retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and they feel a change is in order to generate additional revenues.

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

Fourth Quarter Results.  Revenues for the fourth quarter of 2011 increased to $254.3 million, compared to the 2010 fourth quarter revenues of $211.0 million. The increase consisted of organic growth of $14.1 million, acquisition revenue of $29.5 million and a $0.3 million decrease due to foreign currency fluctuations. The Strategic Marketing Services segment had revenue growth of $35.3 million, of which $10.3 million was organic and $25.1 million was acquisition related. The Performance Marketing Services segment had increased revenue of $8.1 million in 2011 of which $3.8 million was organic and $4.4 million was acquisition related. Operating results for the fourth quarter of 2011 resulted in a loss of $4.6 million compared to income of $22.2 million in 2010. The decrease in operating profits was primarily related to an increase in acquisition related costs and estimated deferred acquisition consideration adjustments of $15.3 million, and the Company’s strategic investments in talent, new office locations, and other growth investments. Income (loss) from continuing operations for the fourth quarter of 2011 was a loss of $55.5 million compared to income of $17.9 million in 2010. Interest expense was higher in 2011 by $1.7 million, income tax expense was also higher by $42.2 million and equity in earnings of affiliates was income in 2010 of $2.5 million compared to nil in 2011. Interest expense increased due to the additional outstanding debt in 2011, relating to the 11% Notes issued in April 2011. Income tax expense was higher primarily due to additional valuation allowance reserves and non-deductible stock-based compensation in

2011. The 2010 income in equity affiliates relates to distributions in excess of the Company’s carrying value of one of its equity method investments.

Summary of Key Transactions

Year Ended December 31, 2011

The Company completed several key acquisitions in 2011. These acquisitions included the acquisition of a 70% interest in Concentric Partners, LLC (“Concentric”), a 65% interest in Laird + Partners, New York LLC (“Laird”), a 100% interest in RJ Palmer Partners LLC (“RJ Palmer”), a 75% interest in Trade X Partners LLC (“Trade X”) and a 60% interest in Anomaly Partners, LLC (“Anomaly”).

The total aggregate purchase price for these 2011 transactions was $76.8 million, which included closing cash payments equal to $40 million plus additional estimated contingent purchase payments in future years of approximately $36.8 million. See Note 4 of the notes to the consolidated financial statements included herein for additional information on these and other acquisitions.

On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $55 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $59.6 million, which included an original issue premium of $6.1 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s WF Credit Agreement described elsewhere herein, and for general corporate purposes.

Year Ended December 31, 2010

The Company completed several key acquisitions in 2010. These acquisitions included the acquisition of 60% of the equity interests in The Arsenal LLC (“Team”); 75% of the equity interests in Integrated Media Solutions, LLC; 51% of the equity interests in Allison & Partners LLC; 70% of the equity interests in Sloane & Company LLC; 60% of the equity interests of Relevent Partners LLC; 80% of the total outstanding equity interests in each of Kenna Communications LP and Capital C Partners LP; and 51% of the equity interests in 72andSunny Partners LLC.

The total aggregate purchase price for these 2010 transactions was $182.1 million, which included closing cash payments equal to $92.4 million and additional estimated contingent purchase payments in future years of approximately $89.7 million. See Note 4 of the notes to the consolidated financial statements included herein for additional information on these and other acquisitions.

On May 14, 2010, the Company and its wholly-owned subsidiaries (as guarantors) issued and sold an additional $65 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving WF Credit Agreement, and for acquisitions and other general corporate purposes.

Year Ended December 31, 2009

New Financing

On October 23, 2009, the Company completed a $300 million refinancing of its existing debt arrangements. The Company issued $225 million of 11% notes and obtained a new $75 million revolving WF Credit Agreement. The proceeds were used to pay off the existing Fortress Facility, consisting of the $130 million term loan, and the C$45 million convertible debentures. The proceeds were also used for the early payment of $46.0 million of deferred acquisition consideration relating to kirshenbaum bond senecal & partners LLC (“KBSP”) and Crispin Porter & Bogusky LLC (“CPB”). In connection with the repayment of its prior indebtedness, the Company incurred termination fees and expenses of $2.0 million and wrote off deferred financing costs of $2.5 million.

Effective October 5, 2009, MDC acquired the remaining 6% equity interest in CPB from the minority holder. In accordance with the terms of the underlying limited liability company agreement, the estimated contingent purchase price of $8.5 million will be paid in future periods beginning in April 2011. Following the closing of this transaction, MDC’s ownership in CPB is 100%.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$608,079	$335,195	$—	$943,274
Cost of services sold	426,053	248,407	—	674,460
Office and general expenses	138,303	45,536	35,432	219,271
Depreciation and amortization	22,379	17,031	826	40,236
Operating Profit (Loss)	21,344	24,221	(36,258)	9,307
Other Income (Expense):
Other income, net				116
Foreign exchange loss				(1,677)
Interest expense, net				(41,783)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(34,037)
Income tax expense				41,735
Loss from continuing operations before equity in affiliates and noncontrolling interests				(75,772)
Equity in earnings of affiliates				213
Loss from continuing operations				(75,559)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,361)
Net loss				(76,920)
Net income attributable to noncontrolling interests	(6,203)	(1,551)	—	(7,754)
Net loss attributable to MDC Partners Inc.				$(84,674)
Stock-based compensation	$5,149	$3,695	$14,813	$23,657

	For the Year Ended December 31, 2010
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$438,941	$250,205	$—	$689,146
Cost of services sold	289,409	183,962	—	473,371
Office and general expenses	90,622	38,383	22,291	151,296
Depreciation and amortization	17,917	15,879	368	34,164
Operating Profit (Loss)	40,993	11,981	(22,659)	30,315
Other Income (Expense):
Other income, net				381
Foreign exchange gain				69
Interest expense, net				(33,213)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(2,448)
Income tax recovery				(165)
Loss from continuing operations before equity in affiliates and noncontrolling interests				(2,283)
Equity in earnings of affiliates				866
Loss from continuing operations				(1,417)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(3,949)
Net loss				(5,366)
Net income attributable to noncontrolling interests	(7,211)	(2,863)	—	(10,074)
Net loss attributable to MDC Partners Inc.				$(15,440)
Stock-based compensation	$7,282	$1,992	$7,233	$16,507

	For the Year Ended December 31, 2009
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$370,615	$165,876	$—	$536,491
Cost of services sold	220,714	127,586	—	348,300
Office and general expenses	87,633	25,584	18,091	131,308
Depreciation and amortization	25,518	8,278	428	34,224
Operating Profit (Loss)	36,750	4,428	(18,519)	22,659
Other Income (Expense):
Other expense, net				(91)
Foreign exchange loss				(1,956)
Interest expense, net				(21,646)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(1,034)
Income tax expense				8,536
Loss from continuing operations before equity in affiliates and noncontrolling interests				(9,570)
Equity in loss of affiliates				(8)
Loss from continuing operations				(9,578)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(3,180)
Net loss				(12,758)
Net income attributable to noncontrolling interests	(4,851)	(715)	—	(5,566)
Net loss attributable to MDC Partners Inc.				$(18,324)
Stock-based compensation	$8,742	$868	$5,834	$15,444

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue was $943.3 million for the year ended 2011, representing an increase of $254.2 million, or 36.9%, compared to revenue of $689.1 million for the year ended 2010. This increase relates primarily to acquisition growth of $132.1 million and an increase in organic revenue of $117.3 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2011, resulted in an increase of $4.8 million.

Operating profit for the year ended 2011 was $9.3 million, compared to $30.3 million in 2010. Operating profit decreased by $19.6 million in the Strategic Marketing Services, and was offset by an increase of $12.2 million within the Performance Marketing Services segment. Corporate operating expenses increased by $13.6 million in 2011.

Loss from continuing operations was a loss of $75.6 million in 2011, compared to a loss of $1.4 million in 2010. This increase in loss of $74.2 million was primarily attributable to the decrease in operating profit of $21.0 million, an increase in tax expense of $41.9 million and an increase in net interest expense equal to $8.6 million. This increase in net interest expense was primarily due to the Company’s outstanding 11% notes. These amounts were impacted by an increase in foreign exchange losses from a gain of $0.1 million in 2010 to a loss of $1.7 million in 2011, and a decrease in other income, net of $0.3 million and a decrease in equity in earnings of non-consolidated affiliates of $0.7 million.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $943.3 million in the aggregate in 2011, compared to $689.1 million in 2010, representing a year-over-year increase of 36.9%.

The components of the revenue for 2011 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2010	$689,146
Acquisition	132,102	19.2%
Organic	117,264	17.0%
Foreign exchange impact	4,762	0.7%
Year ended December 31, 2011	$943,274	36.9%

The geographic mix in revenues was relatively consistent between 2011 and 2010 and is demonstrated in the following table:

	2011	2010
US	80%	83%
Canada	16%	14%
Europe and other	4%	3%

The operating profit of the Marketing Communications Group decreased by approximately 14.0% to $45.6 million in 2011, from $53.0 million in 2010. The decrease in operating profit of $7.4 million was primarily due to an increase in acquisition related costs and estimated deferred acquisition consideration adjustments of $12.4 million, and increased depreciation and amortization of $5.6 million, due to acquisitions. These amounts were offset by $10.2 million of increased operating profits related to the increase in revenue and a $0.4 million decrease in non-cash stock based compensation, despite the Company’s strategic investments in talent, new office locations, and other growth investments. Operating margins decreased to 4.8% for 2011 compared to 7.7% for 2010. This decrease in operating margin was primarily related to an increase in reimbursed client related direct costs (excluding staff costs) as a percentage of revenues from 20.3% of revenue in 2010 to 24.3% of revenue in 2011. This increase in reimbursed client related direct costs is due to the requirement that certain costs be included in both revenue and direct costs due to the Company acting as principle versus agent for certain client contracts. In addition, margins were negatively impacted by an increase in office and general expenses as a percentage of revenue from 18.7% in 2010 to 19.5% in 2011 primarily due to acquisition related costs and estimated deferred acquisition consideration adjustments as a percentage of revenue of 1.5% in 2011 compared to 0.3% in 2010. Offsetting these increases was a reduction in total staff costs as a percentage of revenues from 55.5% in 2010, to 53.9% in 2011. In addition, depreciation and amortization expenses decreased as a percentage of revenue from 4.9% in 2010, to 4.2% in 2011, due to the increase in revenue in 2011.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2011 were $608.1 million, compared to $438.9 million in 2010. The year-over-year increase of $169.2 million, or 38.5%, was attributable primarily to organic growth of $81.5 million or 18.6%; acquisition growth of $84.7 million or 19.3%; and a foreign exchange translation of $2.9 million due to the weakening of the US dollar compared to the Canadian dollar. This organic revenue growth was driven by net new business wins.

The operating profit of Strategic Marketing Services decreased by $19.7 million to $21.3 million in 2011 from $41.0 million in 2010. Operating margins decreased to 3.5% in 2011 from 9.3% in 2010. The decrease in operating profit was primarily due to an increase in acquisition related costs and estimated deferred acquisition consideration adjustments of $21.7 million, increased depreciation and amortization of $4.5 million, due to acquisitions, offset by $4.4 million of increased operating profits related to increased revenue, and a decrease in non-cash stock based compensation of $2.1 million. The decrease in operating margin was primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 16.8% of revenue in 2010, to 22.1% of revenue in 2011. In addition, margins were negatively impacted by an increase in office and general expenses as a percentage of revenue from 20.6% in 2010 to 22.7% in 2011 due to the increased acquisition related costs and estimated deferred acquisition consideration adjustments of 4.0% in 2011 compared to 0.6% in 2010 offset in part from the increase in revenue. Offsetting these increases, total staff costs as a percentage of revenue decreased from 55.8% in 2010 to 54.2% in 2011, despite the Company’s investment in talent. Depreciation and amortization decreased as a percentage of revenue from 4.1% during 2010 to 3.7% during 2011, due to the increase in revenues.

Performance Marketing Services

Performance Marketing Services generated revenues of $335.2 million for 2011, an increase of $85.0 million, or 34%, compared to revenues of $250.2 million in 2010. The year-over-year increase was attributable primarily to acquisition growth of $47.4 million, organic revenue growth of $35.8 million, and a foreign translation increase of $1.8 million. This organic revenue growth was driven by net new business wins.

The operating profit of Performance Marketing Services increased by $12.2 million to $24.2 million in 2011, from an operating profit of $12.0 million in 2010. Operating margins improved from 4.8% in 2010 compared to 7.2% in 2011. The increase in operating profit was primarily due to a decrease in acquisition related costs and estimated deferred acquisition consideration adjustments of $9.3 million and $5.8 million relating to increased revenue. These increases were offset in part from increased depreciation and amortization of $1.2 million, due to acquisitions and increased non-cash stock based compensation of $1.7 million. The increase in operating margin in 2011 was due primarily to a decrease in total staff costs as a percentage of revenue from 55.0% in 2010 to 53.2% in 2011. Office and general expenses as a percentage of revenue decreased from 15.3% in 2010 to 13.6% in 2011 due to a decrease in acquisition related costs and estimated deferred acquisition consideration adjustments as a percentage of revenue of a positive net adjustment of 0.3% in 2010 to a larger positive net adjustment of 3.0% in 2011. This decrease was offset by an increase in non-cash stock based compensation expense of $1.7 million. In addition, depreciation and amortization expense decreased as a percentage of revenue from 6.3% in 2010 to 5.1% in 2011, due to the increased revenue. Offsetting these decreases was an increase in direct costs (excluding staff costs) as a percentage of revenue from 26.4% in 2010 to 28.2% in 2011.

Corporate

Operating costs related to the Company’s Corporate operations increased by $13.6 million to $36.3 million in 2011, compared to $22.7 million in 2010. This increase was primarily related to increased compensation and related costs of $9.0 million ($7.6 million of which consisted of non-cash stock based compensation). In addition, the Company incurred increased travel, promotional and related costs of $2.5 million, occupancy costs of $1.0 million, professional and other costs of $0.6 million, and depreciation expense of $0.5 million.

Other Expense, Net

Other expense, net, decreased $0.3 million in 2011 to income of $0.1 million from income of $0.4 million in 2010.

Foreign Exchange

The foreign exchange loss was $1.7 million for 2011, compared to a gain of $0.1 million recorded in 2010. This unrealized gain and loss was due primarily to the fluctuation in the US dollar during 2011 and 2010 compared to the Canadian dollar relating to the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for 2011 was $41.8 million, an increase of $8.6 million over the $33.2 million net interest expense incurred during 2010. Interest expense increased $8.4 million in 2011 due to the additional $55 million 11% notes issued in April 2011. Interest income was $0.1 million for 2011, as compared to $0.3 million in 2010.

Income Tax Expense

Income tax expense in 2011 was $41.7 million compared to a benefit of $0.2 million for 2010. In 2010, the Company’s effective tax rate was substantially lower than the statutory tax rate due to a decrease in the Company’s valuation allowance, and noncontrolling interest charges. These amounts were offset in part by non-deductible stock based compensation and a reserve established for potential tax positions. The Company’s effective tax rate was substantially higher than the statutory rate in 2011 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (loss) attributable to equity-accounted affiliate operations. In 2011, the Company recorded income of $0.2 million compared to income of $0.9 million in 2010.

Noncontrolling Interests

Noncontrolling interest expense was $7.8 million for 2011, a decrease of $2.3 million from the $10.1 million of noncontrolling interest expense incurred during 2010. The decrease relates to a decrease in profits earned at entities the Company does not own 100% in, both the Strategic Marketing Services and Performance Marketing Service segments.

Discontinued Operations

The loss net of taxes from discontinued operations for 2011 was $1.4 million and is primarily comprised of the operating results of the Performance Marketing Group, a division of Accent Marketing Services, LLC.

The loss net of taxes from discontinued operations for 2010 was $3.9 million and is comprised of the operating results of Performance Marketing Group, Zig (US) LLC (“Zig US”), Redscout’s 007 venture; discontinued operations of Fearless Progression LLC in 2010; and Margeotes Fertitta Powell, LLC (“MFP”) discontinued in 2007.

Net Loss

As a result of the foregoing, the net loss recorded for 2011 was $84.7 million or loss of $2.91 per diluted share, compared to a net loss of $15.4 million or $0.55 per diluted share reported for 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue was $689.1 million for the year ended 2010, representing an increase of $152.7 million, or 28.5%, compared to revenue of $536.5 million for the year ended 2009. This increase relates primarily to acquisition growth of $105.8 million and an increase in organic revenue of $38.5 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2010, resulted in an increase of $8.4 million.

Operating profit for the year ended 2010 was $30.3 million compared to $22.7 million in 2009. Operating profit increased by $4.2 million in the Strategic Marketing Services, and by $7.6 million within the Performance Marketing Services segment. Corporate operating expenses increased by $4.1 million in 2010.

Loss from continuing operations was a loss of $1.4 million in 2010, compared to a loss of $9.6 million in 2009. This increase in income of $8.2 million was primarily attributable to the increase in operating profit, offset by an increase in net interest expense equal to $11.6 million. This increase in net interest expense was primarily due to the Company’s outstanding 11% notes. These amounts were impacted by a decrease in foreign exchange losses from a loss of $2.0 million in 2009 to income of $0.1 million in 2010, and an increase in other income, net of $0.5 million from a loss of $0.1 million in 2009 to income of $0.4 million in 2010. In addition, income tax expense decreased $8.7 million, from $8.5 million in 2009 to a benefit of $0.2 million in 2010. Equity in earnings of non-consolidated affiliates increased by $0.9 million due to distributions in excess of the Company’s carrying value of one equity method investment of $2.6 million, offset by the write-off of another equity method investment due to continued losses.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $689.1 million in the aggregate in 2010, compared to $536.5 million in 2009, representing a year-over-year increase of 28.5%.

The components of the revenue for 2010 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2009	$536,491	—
Acquisition	105,851	19.7%
Organic	38,448	7.2%
Foreign exchange impact	8,356	1.6%
Year ended December 31, 2010	$689,146	28.5%

The geographic mix in revenues was relatively consistent between 2010 and 2009 and is demonstrated in the following table:

	2010	2009
US	83%	83%
Canada	14%	15%
Europe and other	3%	2%

The operating profit of the Marketing Communications Group increased by approximately 28.6% to $53.0 million in 2010, from $41.2 million in 2009. Operating margins were consistent at 7.7% for both 2010 and 2009. The increase in operating profit is primarily attributable to a reduction in total staff costs as a percentage of revenues from 60.5% in 2009, to 55.5% in 2010. Direct costs (excluding staff costs) offset this increase as these costs increased as a percentage of revenues from 13.4% of revenue in 2009 to 20.3% of revenue in 2010 due to an increase in reimbursed client related direct costs. This increase in direct costs is due to the requirement that certain costs be included in both revenue and direct costs due to the Company acting as principle versus agent for certain client contracts. Office and general expenses as a percentage of revenue decreased from 21.1% in 2009, to 18.7% in 2010. This decrease was primarily a result of increased revenues on relatively fixed costs, offset by acquisition related costs and estimated deferred acquisition consideration adjustments of 0.6% in 2010 compared to minimal impact in 2009. Depreciation and amortization expenses decreased as a percentage of revenue from 6.3% in 2009, to 4.9% in 2010, due to these expenses being relatively flat at $33.8 million.

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

Performance Marketing Services

Performance Marketing Services generated revenues of $250.2 million for 2010, an increase of $84.3 million, or 50.8%, compared to revenues of $165.9 million in 2009. The year-over-year increase was attributable primarily to acquisition growth of $85.7 million and a foreign translation of $3.4 million; offset by an organic revenue decline of $4.8 million. Revenues declined due to customers reducing their outsourcing needs and reduced client project spending in 2010.

The operating profit of Performance Marketing Services increased by $7.6 million to $12.0 million in 2010, from an operating profit of $4.4 million in 2009. Operating margins improved from 2.7% in 2009 compared to 4.8% in 2010. The increase in operating profit dollars is primarily due to increased revenue. The increase in operating margin in 2010 was due primarily to a decrease in total staff costs as a percentage of revenue from 65.3% in 2009; to 55.0% in 2010. Offsetting this decrease was an increase in direct costs (excluding staff costs) as a percentage of revenue from 18.9% in 2009 to 26.4%. Office and general expenses as a percentage of revenue decreased from 15.4% in 2009 to 15.3% in 2010 due to relatively fixed costs compared to the increase in revenue. Depreciation and amortization increased due to amortization of acquired intangibles from 2010 acquisitions.

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

Net Interest Expense

Net interest expense for 2010 was $33.2 million, an increase of $11.6 million over the $21.6 million net interest expense incurred during 2009. Interest expense increased $11.4 million in 2010 due to the refinancing completed in October 2009 and the additional $65 million 11% notes issued in May 2010. Interest expense also increased due to the higher debt outstanding and higher interest rates on the refinanced debt. Interest income was $0.3 million for 2010, as compared to $0.5 million in 2009.

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

Discontinued Operations

The loss net of taxes from discontinued operations for 2010 was $3.9 million and is comprised of the operating results of the Performance Marketing Group, division of Accent Marketing Service, LLC, Zig (US) LLC (“Zig US”), Redscout’s 007 venture; discontinued operations of Fearless Progression LLC in 2010; and Margeotes Fertitta Powell, LLC (“MFP”) discontinued in 2007.

The loss net of taxes from discontinued operations for 2009 was $3.2 million and is comprised of the operating results of the Performance Marketing Group, division of Accent, Zig US, Clifford/Bratskeir Public Relations LLC discontinued in 2009 and MFP.

Net Income

As a result of the foregoing, the net loss recorded for 2010 was $15.4 million or loss of $0.55 per diluted share, compared to a net loss of $18.3 million or $0.67 per diluted share reported for 2009.

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2011	2010	2009
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$8,096	$10,949	$51,926
Working capital (deficit)	$(127,888)	$(102,547)	$(40,152)
Cash from operations	$4,548	$37,297	$67,687
Cash from investing	$(30,436)	$(110,580)	$(63,663)
Cash from financing	$23,299	$32,728	$9,717
Ratio of long-term debt to shareholders’ equity	(29.76)	3.11	2.31

As of December 31, 2011, 2010 and 2009, $0.9 million, $5.2 million and $14.1 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the WF Credit Agreement by using available cash.

Working Capital

At December 31, 2011, the Company had a working capital deficit of $127.9 million, compared to a deficit of $102.5 million at December 31, 2010. Working capital deficit increased by $25.4 million primarily related to a $20.9 million increase in short term deferred acquisition consideration. The remainder was primarily due to accelerated timing in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2011, 2010 and 2009, the Company made distributions to these noncontrolling interest holders of $12.3 million, $7.7 million and $7.8 million, respectively. At December 31, 2011, $4.0 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company expects that available borrowings under its Credit Agreement, together with cash flows from operations and other initiatives, will be sufficient over the next twelve months to adequately fund working capital deficits should there be a need to do so from time to time, as well as all of the Company’s obligations including put options and capital expenditures.

Operating Activities

Cash flow provided by continuing operations for 2011 was $5.5 million. This was attributable primarily to a loss from continuing operations of $50.0 million, plus non-cash stock based compensation of $23.7 million, depreciation and amortization of $42.4 million, a decrease in expenditures billable to clients of $15.3 million, deferred income taxes of $14.6 million, and adjustments to deferred acquisition consideration of $13.3 million. This was partially offset by a decrease in advance billings of $31.4 million, increases in accounts receivable of $12.1 million, other non-current assets and liabilities of $2.0 million, and a decrease in accounts payable, accruals and other liabilities of $8.2 million. Discontinued operations used cash of $0.9 million.

Cash flow provided by continuing operations for 2010 was $39.5 million. This was attributable primarily to a loss from continuing operations of $1.4 million, plus non-cash stock based compensation of $16.5 million, depreciation and amortization of $36.3 million, a decrease in expenditures billable to clients of $23.7 million, and an increase in advance billings of $2.4 million. This was partially offset by increases in accounts receivable of $31.3 million, deferred income taxes of $5.4 million, other non-current assets and liabilities of $0.5 million, and a decrease in accounts payable, accruals and other liabilities of $1.6 million. Discontinued operations used cash of $2.2 million.

Cash flow provided by continuing operations for 2009 was $69.1 million. This was attributable primarily to a loss from continuing operations of $9.6 million, plus non-cash stock based compensation of $15.4 million, depreciation and amortization of $38.3 million, deferred income taxes of $7.0 million, an increase in accounts payable, accruals and other liabilities of $9.4 million, noncurrent assets and liabilities of $3.1 million, an increase in advance billings of $15.8 million and foreign exchange translation of $6.6 million. This was partially offset by increases in accounts receivable of $11.4 million and expenditures billable to clients of $7.1 million. Discontinued operations used cash of $1.4 million.

Investing Activities

Cash flows used in investing activities were $30.4 million for 2011, compared with $110.6 million for 2010, and $63.7 million in 2009.

Cash used in acquisitions during 2011 was $6.8 million, $22.6 million related to acquisition payments, reduced by $15.9 million of media cash acquired, and $0.1 million related to deferred payments for acquisitions that closed prior to January 1, 2009.

Expenditures for capital assets in 2011 were equal to $23.4 million. Of this amount, $11.7 million was incurred by the Strategic Marketing Services segment, $4.8 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $6.9 million related to the purchase of Corporate assets.

Cash used in acquisitions during 2010 was $97.4 million, of which $18.2 million related to earnout and deferred acquisition payments for acquisitions that closed prior to January 1, 2009, and $79.2 million related to acquisition payments.

Expenditures for capital assets in 2010 were equal to $11.1 million. Of this amount, $6.5 million was incurred by the Strategic Marketing Services segment, $4.0 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.6 million related to the purchase of Corporate assets.

Cash used in acquisitions during 2009 was $57.5 million, of which $54.1 million related to earnout and deferred acquisition payments for acquisitions that closed prior to January 1, 2009, and $3.4 million related to acquisition payments.

Expenditures for capital assets in 2009 were equal to $4.5 million. Of this amount, $3.6 million was incurred by the Strategic Marketing Services segment, $0.7 million was incurred by the Performance Marketing Services segment, and $0.2 million related to the purchase of Corporate assets. These expenditures consisted primarily of computer equipment, leasehold improvements and furniture and fixtures.

Profit distributions received from affiliates amounted to $4.6 million in 2011, $0.6 million in 2010, and $0.2 million for 2009.

Discontinued operations used cash of $0.6 million, $2.1 million, and $1.7 million in 2011, 2010 and 2009, respectively, relating to expenditures for capital assets.

Financing Activities

During the year ended December 31, 2011, cash flows provided by financing activities amounted to $23.3 million and primarily consisted of $61.1 million of proceeds from the additional 11% notes issuance, and proceeds from the WF Credit Agreement of $38.0 million and proceeds for the exercise of stock options of $1.0 million. These proceeds were offset by repayments from bank overdrafts of $5.7 million, by $3.1 million of deferred financing costs relating to the senior notes and revolving WF Credit Agreement. The proceeds of the 11% notes issuance were partially offset by dividends paid and proceeds for the exercise of stock options of $1.0 million, of $16.4 million, distributions to noncontrolling shareholders of $12.3 million, purchase of treasury shares of $4.1 million and repayment of long-term debt of $1.1 million. In addition, the Company made acquisition related payments of $34.3 million of which $31.2 million related to earnout and deferred acquisition payments and $3.1 million related to acquisition of additional equity interests pursuant to put/call option exercises.

During the year ended December 31, 2010, cash flows provided by financing activities amounted to $32.7 million and primarily consisted of $67.6 million of proceeds from the additional 11% notes issuance, proceeds from bank overdrafts of $9.0 million, offset by $2.1 million of deferred financing costs relating to the senior notes and new revolving WF Credit Agreement. The proceeds of the 11% notes issuance were partially offset by dividends paid and payable of $9.7 million, distributions to noncontrolling shareholders of $7.7 million, purchase of treasury shares of $3.5 million and repayment of long-term debt of $1.5 million. The Company made acquisition related payments of $19.7 million, of which $8.2 million related to earnout and deferred acquisition payments, and $11.5 million related to acquisitions of additional equity interests pursuant to put/call option exercises.

During the year ended December 31, 2009, cash flows provided by financing activities amounted to $9.7 million and primarily consisted of $225 million of proceeds from the 11% notes issuance, offset by the original issue discount of $10.5 million and $10.1 million of deferred financing costs relating to the senior notes and new revolving WF Credit Agreement. The proceeds were offset by repayments of $130.0 million term loans, $42.5 million convertible notes, $9.7 million relating to the old credit facility, and $7.8 million for distributions to noncontrolling interests. The Company made acquisition related payments of $2.5 million.

Total Debt

11% Notes Due 2016

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Notes due 2016 (the “11% Notes”). The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $209 million which included an original issue discount of approximately 4.7% or $10.5 million and underwriter fees of $5.5 million. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement consisting of repayments of $130 million term loans, a $70 million delayed draw term loan, and $9.7 outstanding on the $55 million revolving credit agreement. The Company also used the net proceeds to redeem its outstanding 8% C$45 million convertible debentures.

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $65 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67.2 million, which included an original issue premium of $2.6 million, and underwriter fees of $0.4 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes, including acquisitions.

On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $55 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $59.6 million, which included an original issue premium of $6.1 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s WF Credit Agreement and for general corporate purposes.

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

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving WF Credit Agreement (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, the Company amended its facility to increase availability to $100 million. On April 29, 2011, the Company entered into an additional amendment to increase the availability under the WF Credit Agreement to $150 million and extended the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s existing $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to lender under the WF Credit Agreement in respect of unused commitments thereunder.

The WF Credit Agreement is guaranteed by all of the Company’s present and future subsidiaries, other than immaterial subsidiaries as defined and is secured by all the assets of the Company. The WF Credit Agreement includes covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; pay dividends or other amounts from the Company’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The WF Credit Agreement also contains financial covenants, including a senior leverage ratio, total leverage ratio, a fixed charge coverage ratio and a minimum earnings level, as defined.

Debt as of December 31, 2011 was $385.2 million, an increase of $99.0 million compared with the $286.2 million outstanding at December 31, 2010, primarily as a result of proceeds from the April 2011 bond issuance of $55 million and $38 million WF Credit Agreement to fund seasonal working capital requirements, earnout obligations, and acquisitions. At December 31, 2011, $106.1 million is available under the WF Credit Agreement to fund working capital requirements. After giving effect to the limitations under the indenture for the 11% Notes, at December 31, 2011, approximately $41.2 million was available under the WF Credit Agreement.

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections and strategic initiatives, that the Company will be in compliance with covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the WF Credit Agreement, it may be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio (ii) total leverage ratio, (iii) fixed charges ratio, (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Agreement. For the period ended December 31, 2011, the Company’s calculation of certain of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

December 31, 2011
Senior leverage ratio	0.44
Maximum per covenant	2.0
Fixed charges ratio	1.54
Minimum per covenant	1.25
Total leverage ratio	3.85
Maximum per covenant	4.15
Earnings before interest, taxes, depreciation and amortization	$99.5 million
Minimum per covenant	$90.0 million

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2011 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$346,266	$600	$666	$345,000	$—
Capital lease obligations	1,437	638	654	145	—
Operating leases	164,201	26,878	48,109	37,100	52,114
Interest on debt	189,937	38,065	75,966	75,906	—
Deferred acquisition consideration	137,223	51,829	65,321	19,038	1,035
Management services agreement	1,500	1,500	—	—	—
Other	3,900	1,733	2,167	—	—
Total contractual obligations	$844,464	$121,243	$192,883	$477,189	$53,149

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2011:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$38,032	$—	$38,032	$—	$—
Letters of credit	$5,830	5,830	—	—	—
Total Other Commercial Commitments	$43,862	$5,830	$38,032	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 11 and Note 17 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Other-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2011, the Company had only utilized the Credit Agreement in the form of undrawn letters of credit of $5.8 million. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2011 was approximately $106.1 million.

The Company expects to incur approximately $20 million of capital expenditures in 2012. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company continues to spend capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

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

Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. At December 31, 2011, there was $137.2 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2012 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2011, perform over the relevant future periods at their 2011 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29.0 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3.6 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $88.1 million only upon termination of such owner’s employment with the applicable subsidiary or death (including $9.7 million within the Company’s control). The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.6 million of the estimated $29.0 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $7.2 million that would be attributable to MDC Partners Inc.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2012	2013	2014	2015	2015 & Thereafter		Total
	($ Millions)
Cash	$3.5	$10.1	$4.2	$3.4	$4.2		$25.4
Shares	0.7	0.9	1.2	0.5	0.3		3.6
	$4.2	$11.0	$5.4	$3.9	$4.5	(1)	$29.0
Operating income before depreciation and amortization to be received(2)	$3.3	$1.2	$1.3	$1.3	$0.1		$7.2
Cumulative operating income before depreciation and amortization(3)	$3.3	$4.5	$5.8	$7.1	7.2	(5)

(1)	This amount in addition to put options only exercisable upon termination or death of $78.4 million have been recognized in Redeemable Noncontrolling Interests on the Company balance sheet in conjunction with the adoption of a new accounting pronouncement.
(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2011 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.
(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.
(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

Transactions With Related Parties

CEO Services Agreement

On April 27, 2007, the Company entered into a Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal would continue to provide services to the Company as its Chief Executive Officer. The Services Agreement renewed on April 27, 2010, in accordance with its terms and conditions. In addition, effective April 27, 2010, the annual retainer amount under the Services Agreement was increased to $1,500,000. During 2009, 2010 and 2011 and in accordance with this new Services Agreement, Mr. Nadal repaid an amount equal to $0.1 million of loans due to the Company. At December 31, 2011, outstanding loans due from Nadal Management to the Company, with no stated maturity date, amounted to C$6.0 million ($5.9 million), which have been reserved for in the Company’s accounts.

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

During 2010 and 2009, Trapeze provided services to certain partner firms of MDC, and the total amount of such services provided was $0.1 million and $0.1 million, respectively. In addition, in 2011, 2010 and 2009, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.4 million, $0.3 million and $0.3 million, respectively. Trapeze did not provide any services to MDC nor its partner firms in 2011.

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

Estimates.  The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, or “GAAP”, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, redeemable noncontrolling interests, and deferred acquisition consideration, valuation allowances for receivables and deferred income tax assets and stock based compensation as well as the reported amounts of revenue and expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

Revenue Recognition.  The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification. The Company earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. A small portion of the Company’s contractual arrangements with clients includes performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company records revenue net of state taxes, when persuasive evidence of an arrangement exists, services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities. In the majority of the Company’s businesses, the Company acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. In certain arrangements, the Company acts as principal and contracts directly with suppliers for third party media and production costs. In these arrangements, revenue is recorded at the gross amount billed. Additional information about our revenue recognition policy appears in Note 2 to our consolidated financial statements.

Acquisitions, Goodwill and Other Intangibles.  A fair value approach is used in testing goodwill for impairment to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. As of December 31, 2011, there were no reporting units at risk of failing step one of the Company’s annual goodwill impairment test.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011 and 2010 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of

January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving WF Credit Agreement and the 11% Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Notes. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Notes and straight line over the life of the revolving WF Credit Agreement.

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

New Accounting Pronouncements

Information regarding new accounting guidance can be found in Note 18 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:  At December 31, 2011, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and the 11% notes. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The 11% notes bear interest at a fixed rate. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. As of December 31, 2011, the Company had a $38.0 million balance on the revolving WF Credit Agreement. Given the level of debt of $38.0 million as of December 31, 2011, a 1% increase in the weighted average interest rate, which was 5.5% at December 31, 2011, would have a $0.4 million interest impact.

Foreign Exchange:  The Company conducts business in six currencies, the US dollar, the Canadian dollar, the Euro, Jamaican dollar, the British Pound and the Swedish Krona. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 15, 2012

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Services	$943,274	$689,146	$536,491
Operating Expenses:
Cost of services sold	674,460	473,371	348,300
Office and general expenses	219,271	151,296	131,308
Depreciation and amortization	40,236	34,164	34,224
	933,967	658,831	513,832
Operating Profit	9,307	30,315	22,659
Other Income (Expenses)
Gain (loss) on sale of assets and other	116	381	(91)
Foreign exchange gain (loss)	(1,677)	69	(1,956)
Interest expense and finance charges	(41,922)	(33,487)	(22,098)
Interest income	139	274	452
	(43,344)	(32,763)	(23,693)
Loss from continuing operations before income taxes and equity in affiliates	(34,037)	(2,448)	(1,034)
Income tax expense (recovery)	41,735	(165)	8,536
Loss from continuing operations before equity in affiliates	(75,772)	(2,283)	(9,570)
Equity in earnings (loss) of non-consolidated affiliates	213	866	(8)
Loss from continuing operations	(75,559)	(1,417)	(9,578)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,361)	(3,949)	(3,180)
Net loss	(76,920)	(5,366)	(12,758)
Net income attributable to the non-controlling interests	(7,754)	(10,074)	(5,566)
Net loss attributable to MDC Partners Inc.	$(84,674)	$(15,440)	$(18,324)
Loss Per Common Share:
Basic and diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(2.86)	$(0.41)	$(0.55)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.05)	(0.14)	(0.12)
Net loss attributable to MDC Partners Inc. common shareholders	$(2.91)	$(0.55)	$(0.67)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	29,120,373	28,161,144	27,396,463

Non cash stock based compensation expense is included in the following line items above:

Cost of services sold	$1,333	$4,427	$4,919
Office and general expenses	22,324	12,080	10,525
Total	$23,657	$16,507	$15,444

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2011	2010	2009
Comprehensive Loss
Net loss	$(76,920)	$(5,366)	$(12,758)
Other comprehensive income (loss), net of tax:
Foreign currency cumulative translation adjustment	(504)	1,736	769
Comprehensive loss for the year	(77,424)	(3,630)	(11,989)
Comprehensive loss attributable to the noncontrolling interest	(7,760)	(10,078)	(5,582)
Comprehensive loss attributable to MDC Partners Inc.	$(85,184)	$(13,708)	$(17,571)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,096	$10,949
Accounts receivable, less allowance for doubtful accounts of $851 and $1,990	238,592	195,306
Expenditures billable to clients	39,067	30,414
Other current assets	12,657	13,455
Total Current Assets	298,412	250,124
Fixed assets, net	47,737	41,053
Investment in affiliates	99	—
Goodwill	605,244	514,488
Other intangible assets, net	57,980	67,133
Deferred tax assets	15,380	21,603
Other assets	30,893	19,947
Total Assets	$1,055,745	$914,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$178,282	$131,074
Accrued and other liabilities	72,930	64,050
Advance billings, net	122,021	124,993
Current portion of long-term debt	1,238	1,667
Deferred acquisition consideration	51,829	30,887
Total Current Liabilities	426,300	352,671
Long-term debt	383,936	284,549
Long-term portion of deferred acquisition consideration	85,394	77,104
Other liabilities	14,900	10,956
Deferred tax liabilities	50,724	19,642
Total Liabilities	961,254	744,922
Redeemable Noncontrolling Interests	107,432	77,560
Commitments, Contingencies and Guarantees (Note 17)
Shareholders’ Equity:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 29,277,408 and 28,758,734 shares issued and outstanding in 2011 and 2010, respectively	228,208	226,752
Class B Shares, no par value, unlimited authorized, 2,503 issued and outstanding in 2011 and 2010, respectively, convertible into one Class A share	1	1
Shares to be issued, 28,000 shares	424	—
Additional paid-in capital	—	—
Charges in excess of capital	(45,102)	(16,809)
Accumulated deficit	(231,274)	(146,600)
Stock subscription receivable	(55)	(135)
Accumulated other comprehensive loss	(4,658)	(4,148)
MDC Partners Inc. Shareholders’ Equity	(52,456)	59,061
Noncontrolling Interests	39,515	32,805
Total Equity	(12,941)	91,866
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$1,055,745	$914,348

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net Loss	$(76,920)	$(5,366)	$(12,758)
Loss from discontinued operations	(1,361)	(3,949)	(3,180)
Income (loss) from continuing operations	(75,559)	(1,417)	(9,578)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Non-cash stock-based compensation	23,657	16,507	15,444
Depreciation	17,665	16,447	16,087
Amortization primarily from intangibles	22,571	17,717	18,137
Amortization of deferred finance charges and debt discount	2,175	2,136	4,041
Adjustment to deferred acquisition consideration	13,324	142	—
Deferred income taxes	40,284	(5,373)	6,972
(Gain) loss on disposition of assets	75	(17)	53
Loss (earnings) of non consolidated affiliates	(213)	(866)	8
Other non-current assets and liabilities	(1,954)	(509)	3,101
Foreign exchange	687	538	6,557
Increase/decrease in operating assets and liabilities
Accounts receivable	(12,130)	(31,289)	(11,420)
Expenditures billable to clients	15,335	23,681	(7,054)
Prepaid expenses and other current assets	(832)	952	1,546
Accounts payable, accruals and other current liabilities	(8,259)	(1,574)	9,362
Advance billings	(31,373)	2,430	15,843
Cash flows provided by continuing operating activities	5,453	39,505	69,099
Discontinued operations	(905)	(2,208)	(1,412)
Net cash provided by operating activities	4,548	37,297	67,687
Cash flows from investing activities:
Capital expenditures	(23,383)	(11,134)	(4,513)
Proceeds from sale of assets	22	96	20
Acquisitions, net of cash acquired	(6,790)	(97,387)	(57,506)
Profit distributions from affiliates	4,584	638	198
Other investments	(4,232)	(717)	(163)
Cash flows used in continuing investing activities	(29,799)	(108,504)	(61,964)
Discontinued operations	(637)	(2,076)	(1,699)
Net cash used in investing activities	(30,436)	(110,580)	(63,663)
Cash flows from financing activities:
Proceeds from issuance of 11% Notes	61,050	67,600	214,506
Proceeds/ (repayments) of revolving credit facility	38,032	—	(9,701)
Repayment of term loans	—	—	(130,000)
Repayment of convertible debt	—	—	(42,470)
Acquisition related payments	(34,287)	(19,673)	(2,536)
Proceeds/ (repayments) from bank overdraft	(5,676)	9,026	—
Distributions to noncontrolling interests	(12,264)	(7,685)	(7,784)
Proceeds from exercise of options	1,086	60	370
Payments of dividends	(16,436)	(9,727)	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(Thousands of United States Dollars)

	Years Ended December 31,
	2011	2010	2009
Repayment of long-term debt	(1,112)	(1,496)	(2,000)
Deferred financing costs	(3,053)	(2,103)	(10,085)
Proceeds from stock subscription receivable	80	206	13
Purchase of treasury shares	(4,121)	(3,480)	(596)
Cash flows provided by continuing financing activities	23,299	32,728	9,717
Discontinued operations	—	—	—
Net cash provided by financing activities	23,299	32,728	9,717
Effect of exchange rate changes on cash and cash equivalents	(264)	(422)	(3,146)
(Decrease) increase in cash and cash equivalents	(2,853)	(40,977)	10,595
Cash and cash equivalents at beginning of year	10,949	51,926	41,331
Cash and cash equivalents at end of year	$8,096	$10,949	$51,926
Supplemental disclosures:
Cash income taxes paid	$240	$1,128	$384
Cash interest paid	$37,497	$29,581	$14,243
Non-cash transactions:
Share capital issued on acquisitions	$—	$—	$—
Capital leases	$682	$656	$340
Note receivable exchanged for shares of subsidiary	$1,098	$840	$—
Dividends payable	$5,456	$387	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of United States Dollars Except Share and per Share Amounts)

	2011		2010		2009
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Class A Shares
Balance at beginning of year	28,758,734	$226,752	27,566,815	$218,532	26,987,017	$213,533
Stock appreciation rights exercised	130,932	211	101,107	239	68,261	202
Share options exercised	113,085	1,109	6,495	60	47,625	370
Shares acquired and cancelled	(230,262)	(4,121)	(282,954)	(3,480)	(156,481)	(596)
Issuance of restricted stock	504,919	4,257	1,367,271	11,401	620,393	5,023
Balance at end of year	29,277,408	228,208	28,758,734	$226,752	27,566,815	$218,532
Class B Shares
Balance at beginning of year	2,503	$1	2,503	$1	2,503	$1
Shares converted to Class B shares	—	—	—	—	—	—
Balance at end of year	2,503	$1	2,503	$1	2,503	$1
Share Capital to Be Issued
Balance at beginning of year	—	$—	—	$—	—	$—
Shares to be issued as deferred acquisition consideration	28,000	424	—	—	—	—
Shares issued as deferred acquisition consideration	—	—	—	—	—	—
Balance at end of year	28,000	$424	—	—	—	—
Additional Paid-In Capital
Balance at beginning of year		$—		$9,174		$33,470
Stock-based compensation		22,709		14,954		13,720
Reclassification related to redeemable noncontrolling interests (Note 2)		—		—		(31,653)
Changes in redemption value of redeemable noncontrolling interests		(24,532)		(11,500)		(58)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (continued)
(Thousands of United States Dollars Except Share and per Share Amounts)

	2011		2010		2009
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Acquisition of redeemable noncontrolling interests		(6,328)		(7,761)		(923)
Issuance of redeemable noncontrolling interests		(1,147)		158		—
Dividends paid and to be paid		(21,511)		(10,194)		—
Acquisition purchase price adjustments		7,007		—		—
Issuance of restricted stock		(4,257)		(11,401)		(5,023)
Share appreciation rights exercised		(211)		(239)		(202)
Option exercised		(23)		—		—
Other		—		—		(157)
Transfer to charges in excess of capital		28,293		16,809		—
Balance at end of year		$—		$—		$9,174
Changes in Excess of Capital
Balance at beginning of year		$(16,809)		$—		$—
Transfer from additional paid in capital		(28,293)		(16,809)		—
Balance at end of year		$(45,102)		$(16,809)		$—
Accumulated Deficit
Balance at beginning of year		$(146,600)		$(131,160)		$(112,836)
Net loss attributable to MDC Partners		(84,674)		(15,440)		(18,324)
Balance at end of year		$(231,274)		$(146,600)		$(131,160)
Stock Subscription Receivable
Balance at beginning of year		$(135)		$(341)		$(354)
Receipts		80		206		13
Balance at end of year		$(55)		$(135)		$(341)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$(4,148)		(5,880)		$(6,633)
Foreign currency translation adjustments		(510)		1,732		753
Balance at end of year		(4,658)		(4,148)		(5,880)
MDC Partners Inc. Shareholders’ Equity		$(52,456)		$59,061		$90,326

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (continued)
(Thousands of United States Dollars Except Share and per Share Amounts)

	2011		2010		2009
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Noncontrolling interests
Balance at beginning of year		$32,805		$3,820		$871
Increase in noncontrolling interest from acquisition		6,706		28,990		3,039
Decrease in noncontrolling interests from business combinations		(2)		(127)		(106)
Increase in noncontrolling interests from business combinations		—		118		—
Foreign currency translation		6		4		16
Balance at end of year		$39,515		$32,805		$3,820
Total Equity		$(12,941)		$91,866		$94,146

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

Effective December 2011, one of the Company’s operating divisions, Performance Marketing Group (a division of Accent) has been deemed a discontinued operation. All periods have been restated to reflect the discontinued operation. For further information see Note 10 “Discontinued Operations.”

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

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; however, no client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2011 and 2010. No clients accounted for 10% of revenue in the year ended December 31, 2011 and 2010 and one client accounted for 16% of revenue for the year ended December 31, 2009.

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2011 and 2010 is $46 and $64, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes Adrenalina, 49.9% owned by the Company, and a 50% undivided interest in a real estate

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

joint venture. In 2010, the Company recorded a distribution of $3,519 from this real estate joint venture, of which $2,601 was in excess of the Company’s carrying amount and has been recorded as a gain in equity in earnings of non-consolidated affiliates. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. As of December 31, 2011and 2010, the Company has written off the amount of its investment in Adrenalina of $39 and $1,636 representing advances previously made.

Cost Method Investments.  The Company’s cost-based investments at December 31, 2011 were primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which are included in Other Assets on the balance sheet, as of December 31, 2011 and 2010 was $8,785 and $4,650, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.

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

Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2011, there was no impairment of goodwill and no reporting units were at risk of failing step one of annual test.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2010 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the year ended December 31, 2011, $12,623 related to changes in estimated value have been recorded as operating expenses. For the years ended December 31, 2010 and 2009, $778 and nil, respectively, related to changes in estimated value have been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting. For the year ended December 31, 2011, 2010 and 2009 $3,819, $4,025 and $416, respectively, of acquisition related costs were charged to operations.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three years ended December 31, 2011, 2010 and 2009, there has been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
	2011	2010	2009
Beginning Balance as of January 1,	$77,560	$33,728	$21,751
Reclassification related to Redeemable Noncontrolling Interests	—	—	31,653
Redemptions	(9,068)	(7,987)	(28,242)
Granted	15,318	40,567	6,441
Changes in redemption value	24,532	10,075	58
Other	—	—	107
Currency translation adjustments	(910)	1,177	1,960
Ending Balance as of December 31,	$107,432	$77,560	$33,728

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 17.)

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving WF Credit Agreement and the 11% Notes. The Company uses the effective interest method to amortize the original issue discount on the 11% Notes. At December 31, 2011, 2010 and 2009, $232, $848 and $204 was amortized, respectively, net of amortized premium of $943, $197 and nil, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% notes and straightline over the life of the revolving WF Credit Agreement. The total net deferred financing costs, included in Other Assets on the balance sheet, as of December 31, 2011 and 2010 was $11,715, and $10,605, net of accumulated amortization of $3,526 and $1,583, respectively. During 2011, the Company recorded $3,053 of deferred financing costs primarily relating to the 2011 expansion of the credit agreement and the 2011 additional debt issuance.

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

For the years ended December 31, 2011 and 2010, the Company did not issue any stock options or similar awards.

During the year ended December 31, 2011, the Company issued Equity Value Appreciation Awards to its employees. These awards may result in the issuance of up to 1,413,000 restricted stock units and restricted stock shares, but only upon the achievement of extraordinary stock performance targets. The Company measured the fair value of these awards using a lattice based model (Monte Carlo) on the date of grant. The Company used the following assumptions in calculating the fair value under the lattice model; risk free rate 1.2%, volatility 31.7%, time to maturity 2.93 years, the weighted average fair value of the awards granted was $9.37.

It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2011 and 2010 was $20,188 and $6,649, respectively. There were no performance based awards granted during 2009.

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $2,356, $1,655 and $1,026 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

3. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2011	2010	2009
Numerator
Numerator for diluted loss per common share – loss from continuing operations	$(75,559)	$(1,417)	$(9,578)
Net income attributable to the noncontrolling interests	(7,754)	(10,074)	(5,566)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(83,313)	(11,491)	(15,144)
Effect of dilutive securities	—	—	—
Numerator for diluted income per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(83,313)	$(11,491)	$(15,144)
Denominator
Denominator for basic loss per common share – weighted average common shares	29,120,373	28,161,144	27,396,463
Effect of dilutive securities:
Employee stock options, warrants, and stock appreciation rights	—	—	—
Employee restricted stock units	—	—	—
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	29,120,373	28,161,144	27,396,463
Basic loss per common share from continuing operations	$(2.86)	$(0.41)	$(0.55)
Diluted loss per common share from continuing operations	$(2.86)	$(0.41)	$(0.55)

At December 31, 2011, 2010 and 2009 convertible notes, warrants, options and other rights to purchase, 5,211,668, 4,665,293 and 5,240,879 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.

4. Acquisitions

Pro forma financial information has not been presented for the 2011 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the year ended December 31, 2011 was revenue of $68,869 and a net loss of $7,219 related to the 2011 acquisitions. The Company assumed accounts receivable of $35,200 and accounts payable of $65,718 as of the acquisition dates.

Fourth Quarter 2011 Acquisitions

During the quarter ended December 31, 2011, the Company completed a number of transactions. The Company, through a wholly-owned subsidiary, acquired substantially all of the assets of RJ Palmer LLC and a 75% interest in Trade X Partners LLC (“Trade X”). These acquisitions expand the Company’s portfolio with another full service media buying agency as well as provides corporate bartering services to clients and are included in the Performance Marketing Services segment. The Company also entered into a transaction through its subsidiary Kwittken PR LLC (“Kwittken”) acquired 100% of Epoch PR Limited. Epoch is a

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

communications and PR agency and expands Kwittken’s capabilities to London and is included in the Strategic Marketing Services segment. The Company also acquired a 51% interest in AIC Publishing Services LP (“AIC”). In addition, the Company increased its ownership to 85.3% of Veritas, to 94.0% of 656712 Ontario Limited (“Onbrand”), to 66.3% of 6Degrees Integrated Communications and 85% of Boom Marketing Inc. The aggregate purchase price for these transactions has an estimated present value at acquisition date of $26,659 and consisted of total closing cash payments of $12,769, and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2011 to 2016 with final payments due in 2017 with an estimated present value at acquisition date of $15,944. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $5,434 consisting primarily of customer lists and covenants not to compete, and goodwill of $25,091 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,237, the present value of redeemable noncontrolling interest in relation to Trade X. The founder of Trade X has the put option rights only upon termination without cause, disability, or death. The Company recorded $229, the present value of noncontrolling interest in relationship to AIC. The Company also recorded an entry to reduce noncontrolling interests by $2,017 and additional paid-in-capital of $1,328. The intangibles and goodwill of $28,252 are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

Third Quarter 2011 Acquisitions

During the quarter ended September 30, 2011, the Company completed a number of acquisitions. The Company, through a wholly-owned subsidiary, purchased a 70% interest in Concentric Partners, LLC (“Concentric”) and a 65% interest in Laird + Partners, New York LLC (“Laird”). The Concentric acquisition is expected to serve as the foundation of the Company’s healthcare platform. The Laird acquisition increases the Company’s positioning in the luxury goods and retail marketplace. Concentric and Laird are now included in the Company’s Strategic Marketing Services segment. In addition, the Company increased its ownership to 100% of Redscout LLC (“Redscout”), 82% of VitroRobertson LLC (“Vitro”), and 91.8% of The Northstar Group of companies. The aggregate purchase price for these transactions has an estimated present value at acquisition date of $37,914 and consisted of total closing cash payments of $15,972, additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2011 to 2016 with final payments due in 2017 with an estimated present value at acquisition date of $21,796. During the fourth quarter of 2011, the Company paid a $572 working capital payment. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $4,205 consisting primarily of customer lists and covenants not to compete, and goodwill of $36,664 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $5,045, the present value of redeemable noncontrolling interest in relation to Laird, and $6,478, the present value of noncontrolling interest in relation to Concentric. The remaining principals of Laird have put option rights only upon termination without cause, disability, or death. The Company also recorded an entry to reduce noncontrolling interests by $1,297 and additional paid-in-capital of $4,251 and recorded shares to be issued of $424 in relation to the step ups. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

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

First Quarter 2011 Acquisitions

Effective January 31, 2011, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Anomaly Partners, LLC (“Anomaly”). This acquisition expands the Company’s portfolio with another creatively driven agency brand with an international presence. Anomaly is now included in the Company’s Strategic Marketing Services segment. At closing, the Company paid cash of $15,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2014 with final payments due in 2015, with an original estimated present value of $20,951 at the date of acquisition. During 2011, the Company made a working capital payment of $1,854. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $4,000 (consisting primarily of customer lists and a covenant not to compete) and goodwill of $22,297 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $7,890 based on the Company’s evaluation of the Company being acquired and the purchase price paid by the Company and has been recorded as redeemable noncontrolling interests due to put option rights which are triggered upon such owner’s termination without cause, disability or death. The identified intangibles will be amortized ranging from a five to eight-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

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

The Company has also increased ownership to 100% of Zig Inc. (now known as Crispin Porter + Bogusky Canada LP (“CPB Canada”)) and purchased an additional 25% of Bruce Mau Design LLC.,

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

increasing the Company’s ownership to 75% The aggregate purchase price paid for these step-ups consisted of total closing cash payments of $3,115, plus the estimated present value at acquisition date of additional deferred acquisition consideration of $626. During the fourth quarter of 2010, and first nine months of 2011, the Company made payments of $47 and $684, respectively. In relation to these step-ups, the Company recorded an entry to reduce redeemable noncontrolling interests by $1,365 and an entry to reduce noncontrolling interests by $144. The Company recorded a reduction of additional paid-in capital of $2,296 representing the difference between the fair value of the interest and the value of the redeemable noncontrolling interests. The amounts paid and to be paid will not be tax deductible.

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

During the quarter ended June 30, 2010, the Company completed a number of acquisitions. The Company purchased a 51% equity interest in Allison & Partners LLC (“Allison”), a 75% equity interest in Sloane & Company LLC (“Sloane”), and certain assets and liabilities of CSC — ADPLUS, LLC (d.b.a. Infolure) (“Infolure”). Allison is a full service public relations and corporate communications agency. Sloane is a communication firm focused on corporate positioning and communications, financial public relations and investor relations, and crisis and transactions communications. Infolure is a direct marketing firm. The purchase price paid for these acquisitions consisted of aggregate cash payments of $17,632 plus additional contingent deferred acquisition consideration, that are based on actual results from 2010 to 2015 with final payments due in 2016 with an original estimated present value at acquisition date of $15,797 which includes fixed payments of $3,805. During 2010 and 2011, the Company made payments of $2,020 and $5,192, respectively. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $9,431 consisting primarily of customer lists and covenants not to compete, and goodwill of $27,697 representing the value of the assembled workforce. The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $6,024, the present value of redeemable noncontrolling interests in relation to Allison and Sloane. The Allison acquisition has put option rights upon termination of an employee-owner’s employment by reason of death. The Sloane acquisition has put rights that could increase the Company’s ownership to 100% in 2015. The amounts paid and to be paid will be tax deductible.

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

On August 31, 2009, the Company, through HL Group Partners LLC (“HL Group”), acquired a 51% interest in Attention Partners LLC (“Attention”), a social media agency that further expands HL Group’s business capabilities. At closing, the HL Group paid $1,000 and made a capital contribution of $400 to Attention. In addition, HL Group recorded estimated contingent payments totaling $1,313 due in 2010 and 2011 as deferred acquisition consideration. During 2010, the Company paid $1,022 and recorded adjustments of $113 to increase the deferred acquisition consideration to $404 with the balance potentially due in March 2011. This was paid in 2011. The allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $544 (consisting of primarily of customer lists and a covenant not to compete) and goodwill of $3,057 representing the value of the assembled workforce. The fair value of the noncontrolling interests not acquired at the acquisition date was $2,431 based on the Company’s evaluation of the Company being acquired, the purchase price paid by the Company. The identified intangibles will be amortized up to a three-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill are tax deductible.

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

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2011 were as follows:

Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Year Ended December 31,
	2011	2010	2009
Net Loss attributable to MDC Partners Inc.	$(84,674)	$(15,440)	$(18,324)
Transfers (to) from the noncontrolling interest
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(6,328)	(7,761)	(923)
Increase (Decrease) in MDC Partners Inc. paid in capital from issuance of equity interests	(1,147)	158	—
Net transfers to noncontrolling interest	$(7,475)	$(7,603)	$(923)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(92,149)	$(23,043)	$(19,247)

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2011			2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$100,373	$(73,521)	$26,852	$94,268	$(68,540)	$25,728
Leasehold improvements	49,292	(28,407)	20,885	41,217	(25,892)	15,325
	$149,665	$(101,928)	$47,737	$135,485	$(94,432)	$41,053

Included in fixed assets are assets under capital lease obligations with a cost of $4,243, (2010 — $4,323) and accumulated depreciation of $2,816 (2010 — $2,421). Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $17,665, $16,447 and $16,087, respectively.

6. Accrued and Other Liabilities

At December 31, 2011 and 2010, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,049 and $8,577, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, 2011 were as follows:

Noncontrolling Interests
Balance, December 31, 2008	$4,856
Income attributable to noncontrolling interests	5,566
Distributions made	(7,784)
Other(1)	1,420
Balance, December 31, 2009	$4,058
Income attributable to noncontrolling interests	10,074
Distributions made	(7,685)
Other(2)	2,130
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	7,754
Distributions made	(12,264)
Other(3)	(18)
Balance, December 31, 2011	$4,049

(1)	Other consists primarily of an adjustment of stock based compensation charges to additional paid-in capital relating to obligations assumed by the non-controlling shareholders and cumulative translation adjustments.
(2)	Other consists primarily of an adjustment to record distributions to be made as a result of an acquired company and cumulative translation adjustments.
(3)	Other consists primarily of cumulative translation adjustments.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

7. Financial Instruments

Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. Bank debt and long-term debt are variable. rate debt, the carrying value of which approximates fair value. The Company’s note payable is a fixed rate debt instrument, the carrying values of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business. The fair value for the 11% notes was approximately $367,425 as of December 31, 2011.

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Strategic Marketing Services	Performance Marketing Services	Total
Balance of December 31, 2009	$248,114	$53,518	$301,632
Acquired goodwill	78,147	132,497	210,644
Goodwill impairment	(942)	—	(942)
Foreign currency translation	1,658	1,496	3,154
Balance as of December 31, 2010	$326,977	$187,511	$514,488
Acquired goodwill	61,944	23,763	85,707
Acquisition purchase price adjustments	1,458	5,549	7,007
Foreign currency translation	(854)	(1,104)	(1,958)
Balance as of December 31, 2011	$389,525	$215,719	$605,244

	For the Year Ended December 31,
	2011	2010
Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$79,154	$68,603
Less accumulated amortization	(44,803)	(26,517)
Customer relationships – net	$34,351	$42,086
Other intangibles – gross	$16,202	$16,926
Less accumulated amortization	(10,353)	(9,659)
Other intangibles – net	$5,849	$7,267
Total intangible assets	$113,136	$103,309
Less accumulated amortization	(55,156)	(36,176)
Total intangible assets – net	$57,980	$67,133

See Note 4 for Accounting for Business Combinations.

During 2010, the Company recorded a goodwill impairment charge of $942, which consists of $710 relating to Fearless and $232 relating to Zig US. Fearless was a start up company that the Company discontinued in June 2010. Zig US’s business operations have been treated as discontinued as of September 30, 2010.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets  – (continued)

The total accumulated impairment charges totaled $24,845 through December 31, 2011.

The weighted average amortization periods for customer relationships are 5 years and other intangible assets are 6 years. In total, the weighted average amortization period is 5 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2011, was $22,510 (2010 — $17,631; 2009 — $17,968) the estimated amortization expense for the five succeeding years is:

Year	Amortization
2012	$18,694
2013	$10,217
2014	$6,888
2015	$3,835
2016	$566

9. Income Taxes

The components of the Company’s income (loss) from continuing operations before income taxes, equity in affiliates and noncontrolling interests by taxing jurisdiction for the years ended December 31, were:

	2011	2010	2009
Loss:
US	$(20,262)	$(3,707)	$3,915
Non-US	(13,775)	1,259	(4,949)
	$(34,037)	$(2,448)	$(1,034)

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2011	2010	2009
Current tax provision
US federal	$—	$—	$—
US state and local	894	368	1,246
Non-US	557	4,840	318
	1,451	5,208	1,564
Deferred tax provision (benefit):
US federal	45,110	428	8,681
US state and local	7,750	501	2,347
Non-US	(12,576)	(6,302)	(4,056)
	40,284	(5,373)	6,972
Income tax provision (benefit)	$41,735	$(165)	$8,536

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2011	2010	2009
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest	$(34,037)	$(2,448)	$(1,034)
Statutory income tax rate	31.0%	31.0%	33.0%
Tax benefit using statutory income tax rate	(10,551)	(759)	(341)
State and foreign taxes	1,450	1,909	3,045
Non-deductible stock-based compensation	7,144	4,941	5,160
Other non-deductible expense	1,482	890	732
Change to valuation allowance on items affecting taxable income	44,230	(7,986)	2,656
Additional tax reserve	—	4,100	—
Noncontrolling interests	(2,368)	(3,123)	(1,767)
Other, net	348	(137)	(949)
Income tax expense (benefit)	$41,735	$(165)	$8,536
Effective income tax rate	122.6%	6.7%	825.5%

(1)	Included in the change in valuation allowance in 2010 is $3,188 relating to the reversal of the valuation allowance as a result of a non-taxable acquisition.

See Note 10 for income taxes for discontinued operations.

The 2011 effective income tax rate was significantly higher than the statutory rate due primarily to an increase in the valuation allowance of $44,230 and non-deductible stock based compensation of $7,144.

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

Income taxes receivable were $313 and $712 at December 31, 2011 and 2010, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $5,381 and $4,969 at December 31, 2011 and 2010, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the year ended 2010, $1,093 is included in the current provision of income tax expense relating to interest and penalties as a result of an identified uncertain tax position. For the years ended 2011and 2009, income tax expense does not include any amounts for interest and penalties.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2011	2010
Deferred tax assets:
Capital assets and other	$33,567	$7,292
Net operating loss carry forwards	50,274	41,313
Interest deductions	21,792	18,201
Deferred acquisition consideration	5,070	—
Stock compensation	2,356	896
Unrealized foreign exchange	753	268
Capital loss carry forwards	16,921	17,289
Accounting reserves	7,026	6,118
Gross deferred tax asset	137,759	91,377
Less: valuation allowance	(118,655)	(66,459)
Net deferred tax assets	19,104	24,918
Deferred tax liabilities:
Deferred finance charges	(514)	(526)
Capital assets	(417)	(300)
Goodwill amortization	(53,181)	(18,816)
Total deferred tax liabilities	(54,112)	(19,642)
Net deferred tax asset (liability)	$(35,008)	$5,276
Disclosed as:
Deferred tax assets	$15,767	24,966
Deferred tax liabilities	(50,775)	(19,690)
	$(35,008)	$5,276

Included in accrued and other liabilities at December 31, 2011 and 2010 is a deferred tax liability of $51 and $48, respectively. Included in other current assets at December 31, 2011 and 2010 is a deferred tax asset of $387 and $3,363, respectively.

The Company has US federal net operating loss carry forwards of $70,955 and non-US net operating loss carry forwards of $49,732, these carry forwards expire in years 2015 through 2031. The Company also has total indefinite loss carry forwards of $165,875. These indefinite loss carry forwards consist of $58,704 relating to the US and $109,171 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $201,366.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2011 and 2009 was $44,230 and $2,656, respectively. In 2010 the Company reduced its valuation and recorded a benefit in the statement of operations of $7,986.

Deferred taxes are not provided for temporary differences representing earnings of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

As of December 31, 2011 and 2010, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4,717, respectively. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany interest and fees, to the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements.

Changes in the Company’s reserve is as follows:
Balance December 31, 2008	$617
Charges to income tax expense	—
Balance December 31, 2009	617
Charges to income tax expense	3,007
Balance December 31, 2010	3,624
Charges to income tax expense	—
Balance December 31, 2011	$3,624

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company has completed US federal tax audits through 2006 and has completed a non-US tax audit through 2004.

10. Discontinued Operations

In December 2011, the Company discontinued a division of Accent Marketing Services, LLC, called Performance Marketing Group. As a result, the Company has classified this entity’s results of operations as a loss of $1,339 as discontinued operations. The Company also recorded net adjustments of $22 to increase a previously recorded liability relating to a prior discontinued operation.

The loss net of taxes from discontinued operations for 2010 was $3,949, which is comprised of the operating results of Performance Marketing Group of $1,455. The loss also includes the results from operations of a start-up division of Redscout, LLC called 007. As a result, the Company has classified this entity’s results of operations as a loss of $722 as discontinued operations. In addition, the Company ceased Zig US current operations and as a result incurred a goodwill impairment charge of $232. Including the impairment charge Zig US’s results of operations, net of income tax benefits, for the year ended 2010, there was a loss of $1,046. The Company discontinued a start up called Fearless Progression LLC (“Fearless”). As a result, the Company wrote off its investment in Fearless of $710. Including the impairment charge, Fearless’s results of operations net of income tax benefits for the year ended 2010, was a loss of $743. The Company has classified this entity’s results as discontinued operations. In December 2010, the Company recorded net adjustments of $21 to reduce a previously recorded liability relating to prior discontinued operations.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

10. Discontinued Operations  – (continued)

The loss net of taxes from discontinued operations for 2009 was $3,180 and is comprised of the operating results of Performance Marketing Group of $1,661, Clifford/Bratskeir Public Relations LLC (“Bratskeir”) of $361 and Margeotes Fertitta Powell, LLC (“MFP”) of $515 and Zig US of $643, relates to an adjustment to a previously recorded liability.

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2011	2010	2009
Revenue	$10,122	$9,166	$9,914
Impairment charge	—	(942)	—
Operating loss	(1,336)	(4,271)	(3,563)
Other expense	(25)	(123)	(108)
Income tax recovery	—	343	270
Noncontrolling interest expense recovery	—	102	221
Net loss from discontinued operations	$(1,361)	$(3,949)	$(3,180)

At December 31, 2011, $4,060 and $1,332 was included in other current assets and other current liabilities, respectively, which represent assets held for sale and related liabilities.

11. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2011	2010
Revolving credit facility	$38,032	$—
11% notes due 2016	345,000	290,000
Original issue discount	(561)	(6,843)
Note payable and other bank loans	1,266	1,400
	383,737	284,557
Obligations under capital leases	1,437	1,659
	385,174	286,216
Less:
Current portion	1,238	1,667
	$383,936	$284,549

Interest expense related to long-term debt for the years ended December 31, 2011, 2010 and 2009 was $39,044, $30,429 and $18,057, respectively. For the years ended December 31, 2011, 2010 and 2009, interest expense included $232, $848 and $204 amortization of the original issue discount, respectively, net of amortized premium of $943, $197 and nil, respectively, and $702, $922, and nil, of present value adjustments for fixed deferred acquisition payments, respectively.

The amortization and write off of deferred finance costs included in interest expense were $1,944, $1,288 and $3,837 for the years ended December 31, 2011, 2010, and 2009, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Issuance of 11% Notes

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

On May 14, 2010, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $65,000 aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% notes and treated as a single series with the original 11% notes. The additional notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $67,208, which included an original issue premium of $2,600, and underwriter fees of $392. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving WF Credit Agreement described elsewhere herein, and for general corporate purposes, including acquisitions.

On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $55,000 aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $59,580, which included an original issue premium of $6,050, and underwriter fees of $1,470. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s WF Credit Agreement described elsewhere herein, and for general corporate purposes.

At December 31, 2011 and 2010, the Company had issued $5,830 and $6,018 of undrawn outstanding Letters of Credit, respectively.

At December 31, 2011 and 2010, accounts payable included $3,350 and $9,026 of outstanding checks, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving WF Credit Agreement (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000. On April 2011, the Company entered into an additional amendment to increase the availability under the facility to $150,000 and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s existing $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to lenders under the WF Credit Agreement in respect of unused commitments thereunder.

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

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections and strategic initiatives, that the Company will be in compliance with covenants over the next twelve months.

Future Principal Repayments

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2012	$1,238
2013	1,128
2014	192
2015	107
2016	345,038
2017 and beyond	—
$347,703

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2012	$698
2013	493
2014	209
2015	112
2016	39
2017 and thereafter	—
1,551
Less: imputed interest	(114)
1,437
Less: current portion	(638)
$799

12. Share Capital

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

The Company has not paid dividends on any class of shares during the year ended December 31, 2009.

(b) 2011 Share Capital Transactions

During the year ended December 31, 2011, Class A share capital increased by $1,456. The Company issued 504,919 shares related to vested restricted stock, 113,085 shares related to the exercise of outstanding stock options and 130,932 shares related to the exercise of outstanding stock appreciation rights, increasing share capital by $5,577.

During 2011, the Company’s employees surrendered 230,262 Class A shares valued at $4,121 in connection with the required tax withholding from the vesting of various equity awards. The Company paid these withholding taxes on behalf of the related employees. These shares were subsequently retired and no longer remain outstanding as of December 31, 2011.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

Additional paid-in capital decreased by $28,293 and was reclassified to changes in excess of capital. The decrease related to $4,468 for vesting of restricted stock and stock appreciation rights, $7,475 relating to transactions with noncontrolling interests, $21,511 of dividends paid and to be paid, $24,532 for changes in the redemption value of redeemable noncontrolling interests, and $23 for options exercised. These decreases were offset by $22,709 relating to an increase from stock-based compensation and $7,007 of acquisition purchase price adjustments.

(c) 2010 Share Capital Transactions

During the year ended December 31, 2010, Class A share capital increased by $8,220. The Company issued 1,367,271 shares relating to vested restricted stock, 6,495 shares related to the exercise of outstanding stock options and 101,107 shares related to the exercise of outstanding stock appreciation rights, increasing share capital by $11,700.

During 2010, the Company’s employees surrendered 282,954 Class A shares valued at $3,480 in connection with the required tax withholding from the vesting of various equity awards. The Company paid these withholding taxes on behalf of the related employees. These shares were subsequently retired and no longer remain outstanding as of December 31, 2010.

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

(d) 2009 Share Capital Transactions

During the year ended December 31, 2009, Class A share capital increased by $4,999. The Company issued 620,393 shares related to vested restricted stock, 47,625 shares related to the exercise of outstanding stock options and 68,261 shares related to the exercise of outstanding stock appreciation rights, increasing share capital by $5,595.

During 2009, the Company’s employees surrendered 156,481 Class A shares valued at $596 in connection with the required tax withholding resulting from the vesting of various equity awards. The Company paid these withholding taxes on behalf of the related employees. These shares were subsequently retired and no longer remain outstanding as of December 31, 2009.

Additional paid-in capital decreased by $24,296, of which $31,653 related to the recording of existing put options (Note 2), $5,225 related to the vesting of restricted stock and stock appreciation rights, $923 related to acquisitions, and other charges of $215. These decreases were offset by $13,720 relating to increase from stock-based compensation.

(e) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 2,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 2,500,000 to be added to the 2005 Incentive Plan for a total of 4,500,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 2,000,000 Class A Shares. As of December 31,

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

2011, the Company has granted 200,000 Director options (of which 100,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan and 2011 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	1,137,863	$8.05	829,531	$7.57
Granted	—	—	179,927	7.15
Vested	(545,747)	7.95	(74,646)	9.19
Forfeited	(34,158)	7.88	(10,652)	10.04
Balance at December 31, 2009	557,958	$8.17	924,160	$7.33
Granted	753,209	8.83	258,223	10.28
Vested	(804,300)	8.37	(562,971)	8.60
Forfeited	(4,944)	8.88	(3,345)	8.13
Balance at December 31, 2010	501,923	$8.83	616,067	$7.40
Granted	1,097,754	18.39	297,520	16.93
Vested	(217,697)	12.74	(287,234)	5.17
Forfeited	(1,423)	14.59	(41,454)	8.79
Balance at December 31, 2011	1,380,557	$15.81	584,899	$12.86

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2011, 2010 and 2009 was $8,269, $14,976 and $5,022, respectively. In connection with the vesting of these awards, the Company realized a tax deduction of $7,280, $3,431 and $414 in 2011, 2010 and 2009, respectively. At December 31, 2011, the weighted average remaining contractual life for performance based awards is 2.0 years and for time based awards is 1.7 years. At December 31 2011, the fair value of all restricted stock and restricted stock unit awards is $26,298. The term of these awards is three years with vesting up to three years. At December 31, 2011, the unrecognized compensation expense for these awards was $16,612 and will be recognized through 2014. At December 31, 2011, there are 2,511,742 awards available to grant.

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

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share	Non Vested Options
Balance, December 31, 2008	458,835	$9.49	393,835	$9.69	65,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(47,625)	8.76			—
Expired and cancelled	(171,218)	12.22			—
Balance, December 31, 2009	239,992	$9.55	194,992	$9.64	45,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(6,495)	9.19			—
Expired and cancelled	(17,297)	17.08			—
Balance, December 31, 2010	216,200	$9.41	191,200	$9.41	25,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(113,085)	8.94			—
Expired and cancelled	(15,034)	12.57			—
Balance, December 31, 2011	88,081	$9.12	83,081	$9.14	5,000

At December 31, 2011, the intrinsic value of vested options and the intrinsic value of all options was $352 and $375, respectively. For options exercised during 2011 and 2010, the Company received cash proceeds of $1,011 and $60, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2011 and 2010 was $900 and $20, respectively. At December 31, 2011, the weighted average remaining contractual life of all outstanding options was 4.1 years and for all vested options was 4.0 years. At December 31, 2011, the unrecognized compensation expense of all options was $14 and will be recognized through 2012.

Share options outstanding as of December 31, 2011 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$5.16 – $7.74	7,365	0.53	$6.97	7,365	$6.97	0.53
$7.75 – $9.64	80,716	4.44	$9.32	75,716	$9.36	4.36

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

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share	Non Vested SAR’s
Balance at December 31, 2008	245,000	$9.74	238,334	$9.80	6,666
Vested	—	—			(6,666)
Granted	3,744,686	3.76			3,744,686
Exercised	(172,759)	3.72			(172,759)
Expired and cancelled	(298,158)	8.22			(83,158)
Balance at December 31, 2009	3,518,769	$3.80	30,000	$8.18	3,488,769
Vested	—	—			(1,747,034)
Granted	—	—			—
Exercised	(187,666)	$4.19			(187,666)
Expired and cancelled	—				—
Balance at December 31, 2010	3,331,103	$3.78	1,777,034	$3.77	1,554,069
Vested	—	—			(290,089)
Granted	—	—
Exercised	(172,974)	4.23			(172,974)
Expired and cancelled	—	—			—
Balance at December 31, 2011	3,158,129	$3.75	2,067,123	$3.75	1,091,006

At December 31, 2011, the aggregate amount of shares to be issued on vested SAR’s was 1,488,498 shares with an intrinsic value of $19,872 and for all outstanding SAR’s, the aggregate amount of shares to be issued was 2,272,588 with an intrinsic value of $30,407. During 2011, 2010 and 2009, the aggregate value of SAR’s exercised was $2,289, $1,147 and $407, respectively. The Company received tax deductions of $387 and $180 in 2011 and 2010, respectively. At December 31, 2011, the weighted average remaining contractual life of all outstanding SAR’s was 2.2 years and for all vested SAR’s was 2.2 years. At December 31, 2011, the unrecognized compensation expense of all SAR’s was $61 and will be recognized through 2012.

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$3.72 – $6.60	3,148,129	2.17	$3.74	2,057,123	$3.72	2.17
$6.61 – $8.95	10,000	4.33	$8.95	10,000	$8.95	4.33

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

(h) Equity Value Appreciation Awards

In January 2011, the Company awarded 1,413,000 extraordinary Equity Value Appreciation Awards (“EVARs”) to its employees. These EVARs may result in the issuance of up to 1,413,000 restricted stock units and restricted stock shares (“RSUs”), but only upon the achievement of extraordinary stock performance targets. If issued the RSUs underlying the EVAR grant will vest on December 31, 2013.

The Company measured the fair value of EVARs using a lattice based model (Monte Carlo) on the grant date.

Information related to EVAR transactions over the past three years is summarized as follows:

	EVARs Outstanding		EVARs Exercisable
	Number Outstanding	Weighted Average Issuance Price per Share	Number Outstanding	Weighted Average Issuance Price per Share	Non Vested EVARs
Balance, December 31, 2010	—	$—	—	$—	—
Vested	—	—			—
Granted	1,413,000	23.00	—	—	1,413,000
Expired and cancelled	(45,000)	23.00	—	—	(45,000)
Balance, December 31, 2011	1,368,000	$23.00	—	$—	1,368,000

The grant date fair value of these EVARs was $13,240. At December 31, 2011, the weighted average remaining contractual life for these awards is two years. At December 31, 2011, the unrecognized compensation expense of these awards is $8,790 and will be recognized through 2013.

The Company has reserved a total of 3,137,227 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2011 there were 2,511,742 shares available for future option and similar grants.

13. Fair Value Measurements

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

The following tables present certain information for our financial assets that is measured at fair value on a recurring basis at December 31, 2011 and 2010:

	Level 1 2011		Level 1 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long term debt	$344.4	$367.4	$283.2	$323.7

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2011	2010
Beginning Balance of contingent payments	$98,534	$29,654
Payments	(26,656)	(23,285)
Grants	46,292	92,383
Redemption value adjustments	13,416	(779)
Transfers to fixed payments	(1,467)	—
Foreign translation adjustment	(360)	561
Ending Balance of contingent payments	$129,759	$98,534

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

13. Fair Value Measurements  – (continued)

In addition to the above amounts, there are fixed payments of $7,464 and $9,457 for total deferred acquisition consideration of $137,223 and $107,991, which reconciles to the consolidating financial statements at December 31, 2011 and 2010, respectively.

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

14. Gain on Sale of Assets and Other

The gain on sale of assets and other for the years ended December 31 were as follows:

	2011	2010	2009
Other income (expense)	$191	$364	$(38)
Gain (loss) on disposition of assets	(75)	17	(53)
	$116	$381	$(91)

15. Segment Information

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

15. Segment Information  – (continued)

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

	For the Year Ended December 31, 2011
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$608,079	$335,195	$—	$943,274
Cost of services sold	426,053	248,407	—	674,460
Office and general expenses	138,303	45,536	35,432	219,271
Depreciation and amortization	22,379	17,031	826	40,236
Operating profit (Loss)	21,344	24,221	(36,258)	9,307
Other income (Expense):
Other income, net				116
Foreign exchange loss				(1,677)
Interest expense, net				(41,783)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(34,037)
Income tax expense				41,735
Loss from continuing operations before equity in affiliates and noncontrolling interests				(75,772)
Equity in earnings of affiliates				213
Loss from continuing operations				(75,559)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,361)
Net loss				(76,920)
Net income attributable to noncontrolling interests	(6,203)	(1,551)	—	(7,754)
Net (loss) attributable to MDC Partners Inc.				$(84,674)
Stock-based compensation	$5,149	$3,695	$14,813	$23,657
Capital expenditures from continuing operations	$11,657	$4,797	$6,929	$23,383
Goodwill and intangibles	$426,034	$237,190	$—	$663,224
Total assets	$627,268	$380,825	$47,652	$1,055,745

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2010
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$438,941	$250,205	$—	$689,146
Cost of services sold	289,409	183,962	—	473,371
Office and general expenses	90,622	38,383	22,291	151,296
Depreciation and amortization	17,917	15,879	368	34,164
Operating profit (Loss)	40,993	11,981	(22,659)	30,315
Other income (Expense):
Other income, net				381
Foreign exchange gain				69
Interest expense, net				(33,213)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(2,448)
Income tax recovery				(165)
Loss from continuing operations before equity in affiliates and noncontrolling interests				(2,283)
Equity in earnings of affiliates				866
Loss from continuing operations				(1,417)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(3,949)
Net loss				(5,366)
Net income attributable to noncontrolling interests	(7,211)	(2,863)	—	(10,074)
Net (loss) attributable to MDC Partners Inc.				$(15,440)
Stock-based compensation	$7,282	$1,992	$7,233	$16,507
Capital expenditures from continuing operations	$6,476	$4,048	$610	$11,134
Goodwill and intangibles	$367,856	$213,765	$—	$581,621
Total assets	$552,383	$322,520	$39,445	$914,348

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2009
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$370,615	$165,876	$—	$536,491
Cost of services sold	220,714	127,586	—	348,300
Office and general expenses	87,633	25,584	18,091	131,308
Depreciation and amortization	25,518	8,278	428	34,224
Operating Profit (Loss)	36,750	4,428	(18,519)	22,659
Other Income (Expense):
Other expense, net				(91)
Foreign exchange loss				(1,956)
Interest expense, net				(21,646)
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest				(1,034)
Income tax expense				8,536
Loss from continuing operations before equity in affiliates and noncontrolling interests				(9,570)
Equity in loss of affiliates				(8)
Loss from continuing operations				(9,578)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(3,180)
Net loss				(12,758)
Net income attributable to noncontrolling interests	(4,851)	(715)	—	(5,566)
Net loss attributable to MDC Partners Inc.				$(18,324)
Stock-based compensation	$8,742	$868	$5,834	$15,444
Capital expenditures from continuing operations	$3,617	$657	$239	$4,513
Goodwill and intangibles	$277,992	$58,355	$—	$336,347
Total assets	$430,959	$112,780	$60,780	$604,519

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2011	$39,555	$7,003	$1,179	$47,737
2010	$32,354	$7,606	$1,093	$41,053
Goodwill and Intangible Assets
2011	$577,388	$85,836	$—	$663,224
2010	$495,133	$86,488	$—	$581,621

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2011	$758,157	$152,374	$32,743	$943,274
2010	$574,043	$97,452	$17,651	$689,146
2009	$447,326	$80,124	$9,041	$536,491

16. Related Party Transactions

(a)	The Company incurred fees and paid cash incentive awards totaling $3,375, $1,343 and $3,495 in 2011, 2010 and 2009, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal continues to provide services to the Company as its Chief Executive Officer. The Services Agreement has a three-year term with automatic one-year extensions. Pursuant to the Services Agreement, the annual base compensation for Mr. Nadal’s services was increased to $1,500, effective April 27, 2010. The Services Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company also makes an annual cash payment of $500 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, the Company may grant long term equity incentives with a grant-date value of up to 300% of the then current base retainer. In addition during 2011, 2010 and 2009, in accordance with the Services Agreement, Mr. Nadal repaid to the Company an additional $102, $95 and $95, respectively, of loans due to the Company.

(b)	Pursuant to the amended Services Agreement, the Company agreed to provide to its CEO, Miles S. Nadal a special bonus of C$10,000 ($10,088) upon the first to occur of (i) the average market price of the Company’s Class A subordinate voting shares is C$30 ($30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date) or (ii) a change of control of the Company. This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$5,953 (US$5,853), as at December 31, 2011, which has been reserved for in the Company’s accounts. These loans have no stated maturity date.
(c)	In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

During 2010 and 2009, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $70 and $105, respectively. In addition, in 2011, 2010 and 2009, a subsidiary provided Trapeze with $390, $300 and $304 of services, respectively. Trapeze did not provide any services to MDC or its subsidiaries in 2011.

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

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2011, perform over the relevant future periods at their 2011 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29,040 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $3,644 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $88,096 only upon termination of such owner’s employment with the applicable subsidiary or death (including $9,707 that are within the Company’s control). The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised. The aggregate amount of these options is $117,136, of which $107,429 has been recorded on the balance sheet at December 31, 2011 and is included in Redeemable Noncontrolling Interests.

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the year ended December 31, 2011, 2010 and 2009, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  At December 31, 2011, the Company has $5,830 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $3,900.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $26,953 for 2011, $18,334 for 2010 and $16,004 for 2009, which was reduced by sublease income of $555 in 2011, $277 in 2010 and $59 in 2009. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2011 and thereafter, are as follows:

Period	Amount
2012	$26,878
2013	25,948
2014	22,161
2015	19,863
2016	17,237
2017 and thereafter	52,114
$164,201

At December 31, 2011, the total future cash to be received on sublease income is $8,411.

18. New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) Under ASU 2011-05, an entity will have the option to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012 and requires retrospective adoption. The Company has adopted ASU 2011-05 as of December 31, 2011.

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

18. New Accounting Pronouncements  – (continued)

substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on our results of operation or our financial position.

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

19. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2011 and 2010, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2011	$215,091	$238,020	$235,825	$254,338
2010	$133,956	$167,704	$176,478	$211,008
Cost of services sold:
2011	$157,762	$161,226	$173,961	$181,511
2010	$95,641	$115,326	$121,714	$140,690
Income (loss) from continuing operations:
2011	$(6,754)	$3,993	$(17,285)	$(55,513)
2010	$(8,359)	$(2,475)	$(8,498)	$17,915
Net income (loss) attributable to MDC Partners Inc.:
2011	$(8,685)	$1,323	$(19,574)	$(57,742)
2010	$(10,186)	$(5,805)	$(10,918)	$11,469
Income (loss) per common share:
Basic
Continuing operations:
2011	$(0.30)	$0.05	$(0.66)	$(1.95)
2010	$(0.34)	$(0.16)	$(0.35)	$0.43
Net income (loss):
2011	$(0.31)	$0.05	$(0.67)	$(1.97)
2010	$(0.37)	$(0.21)	$(0.38)	$0.40
Diluted
Continuing operations:
2011	$(0.30)	$0.05	$(0.66)	$(1.95)
2010	$(0.34)	$(0.16)	$(0.35)	$0.39
Net income (loss):
2011	$(0.31)	$0.04	$(0.67)	$(1.97)
2010	$(0.37)	$(0.21)	$(0.38)	$0.36

The above revenue, cost of services sold, and income (loss) from continuing operations have primarily been affected by acquisitions, divestitures and discontinued operations.

MDC PARTNERS INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)  – (continued)

Historically, with some exceptions, the Company’s fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2011 includes non-cash stock based compensation charges of $5,837.
•	The fourth quarter of 2010 includes non-cash stock based compensation charges of $3,203.
•	The fourth quarter of 2011 includes deferred acquisition adjustments of $11,757 and an additional deferred tax valuation allowance of $47,422.
•	The fourth quarter of 2010 includes income of $3,753 for deferred acquisition consideration adjustments.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made during 2011, which are included in the consolidated balance sheets of the Company, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. 2011 acquisitions constituted 6% of total assets, as of December 31, 2011, and 7% of revenue for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2011 acquisitions, because of the timing of the acquisitions.

Based on our assessment, we believe that, as of December 31, 2011, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited MDC Partners Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made after December 31, 2010, which are included in the consolidated balance sheets of the Company, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Post December 31, 2010, acquisitions constituted 6% of total assets, as of December 31, 2011, and 7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the post December 31, 2010 acquisitions because of the timing of the acquisitions. Our audit of internal control over financial reporting of MDC Partners Inc. and subsidiaries did not include an evaluation of the internal control over financial reporting of the post December 31, 2010 acquisitions.

In our opinion, MDC Partners Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers”, “Audit Committee”, “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2010 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2011, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 1, 2012 are:

Name	Age	Office
Miles S. Nadal(1)	54	Chairman of the Board, Chief Executive Officer and President
Stephen Pustil(1)	68	Vice Chairman
David Dabill	52	Chief Operating Officer
David B. Doft	40	Chief Financial Officer
Mitchell S. Gendel	46	General Counsel & Corporate Secretary
Michael C. Sabatino	47	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	47	Managing Director

(1)	Also a director

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

Mr. David Dabill joined MDC as Chief Administrative Officer in July 2011, and was named Chief Operating Officer in December 2011. Prior to joining MDC, from 2006 to 2010, Mr. Dabill was one of the founders and Chief Operating Officer for Toy, an independently owned advertising agency that was located in New York. From 2001 to 2006, Mr. Dabill served as CFO and COO of Fallon Worldwide, a global agency network.

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

Code of Conduct

The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at http://www.mdc-partners.com, or by writing to MDC Partners Inc., 745 Fifth Avenue, New York, NY, 10151, Attention: Investor Relations.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Reference is made to the section captioned “Certain Relationships and Related Transactions” in our next Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the section captioned “Appointment of Auditors” in our next Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc. New York, New York
Toronto, Canada

The audits referred to in our report dated March 15, 2012 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2011, 2010 and 2009. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
New York, New York
March 15, 2012

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2010
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2011	$1,990	$158	$(1,299)	$2	$851
December 31, 2010	$2,034	$765	$(824)	$15	$1,990
December 31, 2009	$2,179	$946	$(1,154)	$63	$2,034

Schedule II — 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2011
(Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2011	$66,459	$47,422	$(4	)(1)	$(292)	$113,585
December 31, 2010	$77,044	$(7,986)	$(3,908	)(1)	$1,309	$66,459
December 31, 2009	$70,929	$2,656	$(2,705	)(1)	$6,164	$77,044

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved and adjustment for net operating loss relating to sale of business.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: March 15, 2012	By: /s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 15, 2012
/s/ Robert Kamerschen Robert Kamerschen	Presiding Director	March 15, 2012
/s/ Clare Copeland Clare Copeland	Director	March 15, 2012
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 15, 2012
/s/ Scott Kauffman Scott Kauffman	Director	March 15, 2012
/s/ Michael J. Kirby Michael J. Kirby	Director	March 15, 2012
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 15, 2012
/s/ David Doft David Doft	Chief Financial Officer	March 15, 2012
/s/ Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 15, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
4.1	Indenture, dated as of October 23, 2009, by and between the Company, the Note Guarantors, and The Bank of New York Mellon, as trustee, relating to the issuance of the Company’s 11% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009);
4.1.1	First Supplemental Indenture, dated as of May 14, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 11% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 14, 2010);
4.1.2	Second Supplemental Indenture, dated as of October 23, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on October 29, 2010);
4.1.3	Third Supplemental Indenture, dated as of April 19, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2011);
4.1.4	Fourth Supplemental Indenture, dated as of May 2, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee*;
4.1.5	Fifth Supplemental Indenture, dated as of September 19, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee*;
10.1	Purchase Agreement, dated October 20, 2009, by and among the Company and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Notes due 2016 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1.1	Exchange and Registration Rights Agreement, dated as of October 23, 2009, by and among the Company, and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1.2	Purchase Agreement, dated as of May 11, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 14, 2010);
10.1.3	Exchange and Registration Rights Agreement, dated as of May 14, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2010);

Exhibit No.	Description
10.1.5	Purchase Agreement, dated as of April 14, 2011, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on April 19, 2011);
10.1.6	Exchange and Registration Rights Agreement, dated as of April 19, 2011, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 19, 2011);
10.2	Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.2.1	First Amendment, dated March 19, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed on May 7, 2010);
10.2.2	Consent and Second Amendment, dated May 6, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed on May 7, 2010);
10.2.3	Third Amendment, dated November 22, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.3 to the Company’s Form 10-K filed on March 14, 2011);
10.2.4	Fourth Amendment, dated March 7, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.4 to the Company’s Form 10-K filed on March 14, 2011);
10.2.5	Fifth Amendment, dated March 25, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed on May 2, 2011);
10.2.6	Sixth Amendment, dated April 29, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed on May 2, 2011);
10.2.7	Seventh Amendment, dated September 21, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2011);
10.2.8	Eighth Amendment, dated February 13, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto*;

Exhibit No.	Description
10.3	Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2007);
10.3.1	Letter Agreement between the Company and Miles Nadal dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.3.2	Letter Agreement between the Company and Miles Nadal dated April 1, 2008 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 9, 2009);
10.3.3	Amendment to Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated July 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2010);
10.4	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.4.1	Amendment No. 1 dated August 5, 2010, to the Employment Agreement made as of August 20, 2007, by and between MDC Partners Inc. and Stephen Pustil (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 29, 2010);
10.5	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);
10.5.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2011);
10.6	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.7	Agreement of Settlement and Release, dated as of June 6, 2011, between the Company and Robert Dickson (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 4, 2011);
10.8	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.8.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2011);
10.9	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);
10.9.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Michael Sabatino (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 2, 2011);
10.10	Employment Agreement, dated as of June 28, 2011, between the Company and David Dabill (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 4, 2011);
10.11	Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);
10.11.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);

Exhibit No.	Description
10.12	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);
10.12.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.12.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.12.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.12.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.12.5	Form of Restricted Stock Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-K filed on March 10, 2010);
10.12.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-K filed on March 10, 2010);
10.12.7	Form of EVAR Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2011);
10.12.8	Form of EVAR Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2011);
10.12.9	Form of Restricted Stock Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.9 to the Company’s Form 10-K filed on March 14, 2011);
10.12.10	Form of Restricted Stock Unit (RSU) Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.10 to the Company’s Form 10-K filed on March 14, 2011);
10.12.11	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);
10.13	2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 1, 2011);
10.13.1	Form of Restricted Stock Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 1, 2011);
10.13.2	Form of Restricted Stock Unit (RSU) Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 1, 2011);
10.13.3	Form of Restricted Stock Grant Agreement (2012)*;
10.13.4	Form of Restricted Stock Unit (RSU) Grant Agreement (2012)*;
10.14	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2011);
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines, amended in May 2009 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 10, 2010);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.