Form 10-Q
period 2012-03-31
MDC PARTNERS INC
filed 2012-05-10
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes   ☐ No   ☒

The numbers of shares outstanding as of April 25, 2012 were: 30,907,377 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue:
Services	$235,978	$215,091
Operating Expenses:
Cost of services sold	177,260	157,762
Office and general expenses	60,372	44,464
Depreciation and amortization	10,001	10,303
	247,633	212,529
Operating profit (loss)	(11,655)	2,562
Other Income (Expenses):
Other income (expense), net	(1,023)	313
Interest expense	(10,996)	(9,564)
Interest income	41	38
	(11,978)	(9,213)
Loss from continuing operations before income taxes, equity in affiliates	(23,633)	(6,651)
Income tax expense	1,263	358
Loss from continuing operations before equity in affiliates	(24,896)	(7,009)
Equity in earnings of non-consolidated affiliates	272	255
Loss from continuing operations	(24,624)	(6,754)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(300)	(326)
Net loss	(24,924)	(7,080)

Net income attributable to the noncontrolling interests	(1,357)	(1,605)

Loss attributable to MDC Partners Inc.	$(26,281)	$(8,685)

Loss Per Common Share:
Basic and diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.87)	$(0.30)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.01)	(0.01)
Loss attributable to MDC Partners Inc. common shareholders	$(0.88)	$(0.31)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted:	29,889,932	28,200,111

Non cash stock-based compensation expense is included in the following line items above:
Cost of services sold	$—	$1,040
Office and general expenses	5,884	3,234
Total	$5,884	$4,274

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(thousands of United States dollars)

	Three Months Ended March 31,
	2012	2011
Comprehensive Loss:
Net loss	$(24,924)	$(7,080)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,868	845
Comprehensive loss for the year	(23,056)	(6,235)
Comprehensive loss attributable to noncontrolling interest	(1,363)	(1,608)
Comprehensive loss attributable to MDC Partners Inc.	$(24,419)	$(7,843)

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,957	$8,096
Accounts receivable, less allowance for doubtful accounts of $862 and $851	319,154	238,592
Expenditures billable to clients	56,530	39,067
Other current assets	14,517	12,657
Total Current Assets	426,158	298,412
Fixed assets, at cost, less accumulated depreciation of $106,910 and $101,928	52,352	47,737
Investment in affiliates	192	99
Goodwill	738,233	605,244
Other intangibles assets, net	74,113	57,980
Deferred tax asset	15,440	15,380
Other assets	32,122	30,893
Total Assets	$1,338,610	$1,055,745
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$291,795	$178,282
Accruals and other liabilities	98,835	72,930
Advance billings	167,891	122,021
Current portion of long-term debt	1,293	1,238
Current portion of deferred acquisition consideration	67,735	51,829
Total Current Liabilities	627,549	426,300
Long-term debt	369,873	383,936
Long-term portion of deferred acquisition consideration	136,503	85,394
Other liabilities	50,597	14,900
Deferred tax liabilities	51,739	50,724

Total Liabilities	1,236,261	961,254

Redeemable Noncontrolling Interests (Note 2)	108,855	107,432
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Equity (Deficit):
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 30,063,937 and 29,277,408 shares issued in 2012 and 2011	238,717	228,208
Class B Shares, no par value, unlimited authorized, 2,503 shares issued and outstanding in 2012 and 2011, each convertible into one Class A share	1	1
Shares to be issued 28,000 shares	424	424
Charges in excess of capital	(62,393)	(45,102)
Accumulated deficit	(257,555)	(231,274)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(2,796)	(4,658)

MDC Partners Inc. Shareholders’ Equity (Deficit)	(83,657)	(52,456)
Noncontrolling Interests	77,151	39,515
Total Equity (Deficit)	(6,506)	(12,941)
Total Liabilities, Redeemable Noncontrolling Interests and Equity (Deficit)	$1,338,610	$1,055,745

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of United States dollars)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(24,924)	$(7,080)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(300)	(326)
Loss from continuing operations	(24,624)	(6,754)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation	4,346	4,535
Amortization of intangibles	5,655	5,768
Non-cash stock-based compensation	5,884	4,274
Amortization of deferred finance charges and debt discount	559	637
Adjustment to deferred acquisition consideration	2,675	(2,977)
Gain on disposition of assets	(23)	(17)
Deferred income taxes	1,100	—
Earnings of non-consolidated affiliates	(272)	(255)
Other non-current assets and liabilities	(1,118)	(1,199)
Foreign exchange	898	(146)
Changes in working capital:
Accounts receivable	(17,409)	(5,882)
Expenditures billable to clients	(17,433)	(3,247)
Prepaid expenses and other current assets	405	(1,745)
Accounts payable, accruals and other liabilities	15,295	(20,674)
Advance billings	36,466	(9,464)
Cash flows provided by (used in) continuing operating activities	12,404	(37,146)
Discontinued operations	115	80
Net cash provided by (used in) operating activities	12,519	(37,066)
Cash flows from investing activities:
Capital expenditures	(5,111)	(4,863)
Acquisitions, net of cash acquired	39,261	(12,617)
Proceeds from sale of assets	22	12
Other investments	(1,039)	(868)
Profit distributions from affiliates	—	3,783
Cash flows provided by (used in) continuing investing activities	33,133	(14,553)
Discontinued operations	—	(159)
Net cash provided by (used in) investing activities	33,133	(14,712)
Cash flows from financing activities:
Proceeds (repayments) from revolving credit facility	(14,133)	59,741
Acquisition related payments	(1,925)	(7,453)
Repayment of long-term debt	(46)	(281)
Proceeds from exercise of options	—	721
Purchase of shares	(2,146)	(1,481)
Deferred financing costs	(74)	(275)
Distributions to noncontrolling partners	(1,646)	(4,293)
Proceeds of bank overdrafts	6,921	1,066
Payment of dividends	(4,669)	—
Net cash provided by (used in) financing activities	(17,718)	47,745
Effect of exchange rate changes on cash and cash equivalents	(73)	46
Net increase (decrease) in cash and cash equivalents	27,861	(3,987)
Cash and cash equivalents at beginning of period	8,096	10,949
Cash and cash equivalents at end of period	$35,957	$6,962

Supplemental disclosures:
Cash income taxes paid	$24	$64
Cash interest paid	$674	$422
Dividends payable	$9,752	$387
Non-cash transactions:
Capital leases	$134	$313

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(thousands of United States dollars)

	Common Stock				Share Capital			Charges in		Stock	Accumulated Other	MDC Partners Inc.
	Class A		Class B		to be issued		Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Income	Equity	Interests	Total Equity

Balance at December 31, 2011	29,277,408	$228,208	2,503	$1	28,000	$424	$-	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)

Net loss attributable to MDC Partners	-	-	-	-	-	-	-	-	(26,281)	-	-	(26,281)	-	(26,281)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	1,862	1,862	6	1,868
Stock Appreciation Rights Exercised	26,426	100	-	-	-	-	(100)	-	-	-	-	-	-	-
Shares acquired and cancelled	(133,217)	(2,146)	-	-	-	-	-	-	-	-	-	(2,146)	-	(2,146)
Issuance of restricted stock	893,320	12,555	-	-	-	-	(12,555)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	5,539	-	-	-	-	5,539	-	5,539
Changes in redemption value of redeemable noncontrolling interests	-	-	-	-	-	-	50	-	-	-	-	50	-	50
Increase in redeemable noncontrolling interests from acquisition	-	-	-	-	-	-	(1,263)	-	-	-	-	(1,263)	-	(1,263)
Increase in noncontrolling interests from acquisition	-	-	-	-	-	-	-	-	-	-	-	-	37,630	37,630
Dividends paid and to be paid	-	-	-	-	-	-	(8,962)	-	-	-	-	(8,962)	-	(8,962)

Transfer to charges in excess of capital	-	-	-	-	-	-	17,291	(17,291)	-	-	-	-	-	-
Balance at March 31, 2012	30,063,937	$238,717	2,503	$1	28,000	$424	$-	$(62,393)	$(257,555)	$(55)	$(2,796)	$(83,657)	$77,151	$(6,506)

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2012 or December 31, 2011.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2012 and December 31, 2011, is approximately $47 and $46, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

Business Combinations. Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011, 2010 and 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2012, $2,528 of expense was recognized related to changes in estimated value.  For the three months ended March 31, 2011, $2,977 of income has been recorded in operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.  For the three months ended March 31, 2012, $740 of acquisition related costs have been charged to operations.  For the three months ended March 31, 2011, $568 of acquisition related costs have been charged to operations.

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

Redeemable Noncontrolling Interest.  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 11.

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options.  The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised.  For the three months ended March 31, 2012 and 2011, there have been no charges to noncontrolling interests.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

	Three Months Ended March 31,
	2012	2011
Beginning Balance as of December 31,	$107,432	$77,560
Redemptions	(3,425)	(362)
Granted	4,189	7,890
Changes in redemption value	(44)	3,781
Currency Translation Adjustments	703	979
Ending Balance as of March 31,	$108,855	$89,848

Variable Interest Entity. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for the quarter ended March 31, 2012. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s WF Credit Agreement is guaranteed and secured by all of Doner’s assets.

The Company has determined that we are the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at March 31, 2012 were $202,787 and $175,504, respectively.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At March 31, 2012 and December 31, 2011, $4 and $232 was amortized, respectively, net of amortized premium of $326 and $943, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving credit facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of March 31, 2012 and December 31, 2011 was $11,235 and $11,715, net of accumulated amortization of $4,081 and $3,526, respectively.  During the three months of 2012, the Company recorded $74 of deferred financing costs primarily relating to the 2012 amendment of the revolving credit facility.

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

During the three months ended March 31, 2012, the Company issued 845,727 restricted stock units (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $11,045 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 846,269 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of March 31, 2012.

3 .	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended March 31,
	2012	2011
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(24,624)	$(6,754)
Net income attributable to the noncontrolling interests	(1,357)	(1,605)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(25,981)	$(8,359)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(25,981)	$(8,359)
Denominator
Denominator for basic loss per common share - weighted average common shares	29,889,932	28,200,111
Effect of dilutive securities:	—	—
Denominator for diluted loss per common share - adjusted weighted shares	29,889,932	28,200,111
Basic loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.87)	$(0.30)
Diluted loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.87)	$(0.30)

During the three months ended March 31, 2012, options and other rights to purchase 5,093,649 shares of common stock, which includes 846,269 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three months ended March 31, 2011, options and other rights to purchase 5,352,121 shares of common stock, which includes 1,912,723 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the 2012 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the quarter ended March 31, 2012 was revenue of $1,948 and a net loss of $283 related to 2012 acquisitions. The Company assumed cash of $57,833, accounts receivable of $63,163 and accounts payable of $99,584.

First Quarter 2012 Acquisitions

During the quarter ended March 31, 2012, the Company completed a number of transactions. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”). TargetCast is a full service media agency that expands our media strategy and activation offerings. The Company acquired a 51% interest in Dotbox LLC (“Dotbox”), The Dotbox acquisition, forms the foundation for a full-service e-commerce solution within the network. Doner and Dotbox are now included in the Company’s Strategic Marketing Services segment, while TargetCast is included in the Company’s Performance Marketing Group segment. During the quarter, the Company also entered into immaterial transactions with certain majority owned entities.

The aggregate purchase price for these transactions has an estimated present value at acquisition date of $86,553 and consisted of total closing cash payments of $20,500, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2011 to 2018 with final payments due in 2018 with an estimated present value at acquisition date $66,053. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $21,581 consisting primarily of customer lists and covenants not to compete, and goodwill of $118,867 representing the value of assembled workforce. The identified assets will be amortized from a five to seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $37,630 as the present value of noncontrolling interest. The Company also recorded an entry to increase redeemable noncontrolling interest by $763 and additional paid-in-capital of $1,262. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

2011 Acquisitions

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

Fourth Quarter 2011 Acquisitions

During the quarter ended December 31, 2011, the Company completed a number of transactions. The Company, through a wholly-owned subsidiary, acquired substantially all of the assets of RJ Palmer LLC and a 75% interest in Trade X Partners LLC (“Trade X”). These acquisitions expand the Company’s portfolio with another full service media buying agency as well as provides corporate bartering services to clients and are included in the Performance Marketing Services segment. The Company also entered into a transaction through its subsidiary Kwittken PR LLC (“Kwittken”) acquired 100% of Epoch PR Limited. Epoch is a communications and PR agency and expands Kwittken’s capabilities to London and is included in the Strategic Marketing Services segment. The Company also acquired a 51% interest in AIC Publishing Services LP (“AIC”). In addition, the Company increased its ownership to 85.3% of Veritas, to 94.0% of 656712 Ontario Limited (“Onbrand”), to 66.3% of 6Degrees Integrated Communications and 85% of Boom Marketing Inc. The aggregate purchase price for these transactions has an estimated present value at acquisition date of $26,659 and consisted of total closing cash payments of $12,769, and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2011 to 2016 with final payments due in 2017 with an estimated present value at acquisition date of $15,944. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $5,434 consisting primarily of customer lists and covenants not to compete, and goodwill of $25,091 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,237, the present value of redeemable noncontrolling interest in relation to Trade X. The founder of Trade X has the put option rights only upon termination without cause, disability, or death. The Company recorded $229, the present value of noncontrolling interest in relationship to AIC. The Company also recorded an entry to reduce redeemable noncontrolling interests by $2,017 and additional paid-in-capital of $1,328. The intangibles and goodwill of $26,061 are tax deductible.

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

Second Quarter 2011 Acquisitions

During the Quarter ended June 30, 2011, the Company increased ownership in Communifx Partners LLC (“Communifx”) by 1.3%, and increased its ownership of Varick Media Management LLC (“Varick”) to 100%. The aggregate purchase price for these two step up transactions has an estimated present value at acquisition date of $3,930 and is recorded as deferred acquisition consideration, of which the Company paid $81 in 2011 and $50 in 2012. Both of these step-up transactions were subject to put options. The Company recorded an entry to reduce redeemable noncontrolling interests by $4,440 and recorded an increase to additional-paid-in-capital of $509. The amounts to be paid will be tax deductible.

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

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

Net Income (Loss) Attributable to MDC Partners Inc. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended March 31,
	2012	2011
Net loss attributable to MDC Partners Inc.	$(26,281)	$(8,685)
Transfers to the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(1,263)	—
Net transfers to noncontrolling interest	$(1,263)	$—
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(27,544)	$(8,685)

5.	Accrued and Other Liabilities

At March 31, 2012 and December 31, 2011, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,804 and $4,049, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2011 and three months ended March 31, 2012 were as follows:

Noncontrolling Interests
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	7,754
Distributions made	(12,264)
Other (1)	(18)
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	1,357
Distributions made	(1,646)
Other (1)	44
Balance, March 31, 2012	$3,804

(1)	Other consists primarily of cumulative translation adjustments.

6.	Discontinued Operations

In December 2011, the Company discontinued a division of Accent Marketing Services, LLC, called Performance Marketing Group. As a result, the Company has classified this entity’s results of operations as as discontinued operations. The results of operations for the three months ended March 31, 2012 and 2011 was a loss of $300 and $326, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011 was the following:

	Three Months Ended March 31,
	2012	2011

Revenue	$2,062	$2,411
Operating loss	$(286)	$(318)
Other expense	$(14)	$(8)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(300)	$(326)

7.	Short-Term Debt, Long-Term Debt and Convertible Notes

Debt consists of:

	March 31,	December 31,
	2012	2011

Revolving credit facility	$23,899	$38,032
11% Senior Notes due 2016	345,000	345,000
Original issue discount	(557)	(561)
Notes payable and other bank loans	1,425	1,266
	369,767	383,737
Obligations under capital leases	1,399	1,437
	371,166	385,174

Current portion	1,293	1,238
Long term portion	$369,873	$383,936

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

At March 31, 2012, the Company had issued $5,702 of undrawn outstanding Letters of Credit.

At March 31, 2012 and December 31, 2011, accounts payable included $8,693 and $3,350 of outstanding checks, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

7. Short-Term Debt, Long-Term Debt and Convertible Notes  – (continued)

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000.  On April 29, 2011, the Company entered into an additional amendment to increase the availability under the facility to $150,000 and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s prior $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The applicable margin for borrowing at March 31, 2012 is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lender under the WF Credit Agreement in respect of unused commitments thereunder.

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

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At March 31, 2012, the weighted average interest rate under the WF Credit Agreement was 5.5%.

8.	Fair Value Measurements

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at March 31, 2012 and 2011:

	Level 1		Level 1
	March 31, 2012		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
11% Notes due 2016	$344,443	$376,050	$283,400	$320,300

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,
	2012	2011
Beginning Balance of contingent payments	$129,759	$98,534
Payments	(208)	(6,441)
Grants	64,817	5,949
Redemption value adjustments	2,715	(2,470)
Foreign translation adjustment	313	288
Ending Balance of contingent payments	$197,396	$95,860

In addition to the above amounts, there are fixed payments of $6,842 and $7,548 for total deferred acquisition consideration of $204,238 and $103,408, which reconciles to the consolidated financial statements at March 31, 2012 and 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.	Other Income (Expense)

	Three Months Ended March 31,
	2012	2011
Other income (expense)	$(5)	$54
Foreign currency transaction gain (loss)	(1,041)	242
Gain on sale of assets	23	17
	$(1,023)	$313

10.	Segment Information

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

The Company reports in two segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services segment includes 72andSunny, Anomaly Partners, Crispin Porter & Bogusky, Doner and kirshenbaum bond senecal + partners among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing, ecommerce and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•	The Performance Marketing Services segment includes our firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer service and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, the services provided to the customer and they exhibit similar long term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating segments.

  Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$160,418	$75,560	$—	$235,978

Cost of services sold	119,853	57,407	—	177,260

Office and general expenses	34,978	17,461	7,933	60,372

Depreciation and amortization	5,099	4,554	348	10,001

Operating Profit/(Loss)	488	(3,862)	(8,281)	(11,655)

Other Income (Expense):
Other expense, net				(1,023)
Interest expense, net				(10,955)

Loss from continuing operations before income taxes, equity in affiliates				(23,633)
Income tax expense				1,263

Loss from continuing operations before equity in affiliates				(24,896)
Equity in earnings of non-consolidated affiliates				272

Loss from continuing operations				(24,624)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(300)

Net loss				(24,924)

Net income attributable to the noncontrolling interests	(1,027)	(330)	—	(1,357)
Net loss attributable to MDC Partners Inc.				$(26,281)

Non cash stock based compensation	$1,866	$1,691	$2,327	$5,884

Supplemental Segment Information:

Capital expenditures	$2,687	$2,324	$100	$5,111

Goodwill and intangibles	$551,674	$260,672	$—	$812,346

Total assets	$837,832	$414,448	$86,330	$1,338,610

Three Months Ended March 31, 2011

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$141,493	$73,598	$—	$215,091

Cost of services sold	100,770	56,992	—	157,762

Office and general expenses	27,193	10,565	6,706	44,464

Depreciation and amortization	5,807	4,392	104	10,303

Operating Profit/(Loss)	7,723	1,649	(6,810)	2,562

Other Income (Expense):
Other income, net				313
Interest expense, net				(9,526)

Loss from continuing operations before income taxes, equity in affiliates				(6,651)
Income tax expense				358

Loss from continuing operations before equity in affiliates				(7,009)
Equity in earnings of non-consolidated affiliates				255

Loss from continuing operations				(6,754)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(326)
Net loss				(7,080)

Net income attributable to the noncontrolling interests	(1,643)	38	—	(1,605)
Net loss attributable to MDC Partners Inc.				$(8,685)

Non cash stock based compensation	$1,547	$505	$2,222	$4,274

Supplemental Segment Information:

Capital expenditures	$3,733	$932	$198	$4,863

Goodwill and intangibles	$393,320	$218,055	$—	$611,375

Total Assets	$598,369	$335,186	$41,182	$974,737

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2012	$188,185	$36,439	$11,354	$235,978
2011	$171,908	$35,140	$8,043	$215,091

11. Commitments, Contingencies and Guarantees

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2012, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29,420 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2,740 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $79,435 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at March 31, 2012 is $108,855 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2012 and 2011, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $2,817 of investments.  At March 31, 2012, the Company had issued $5,702 of undrawn outstanding letters of credit.

12. New Accounting Pronouncements

On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our annual impairment test at the beginning of the fourth quarter of each year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2012 means the period beginning January 1, 2012, and ending December 31, 2012).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2012 and 2011, and the financial condition of the Company as of March 31, 2012. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2011 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2009 to 2012 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations:

For the Three Months Ended March 31, 2012

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$160,418	$75,560	$—	$235,978

Cost of services sold	119,853	57,407	—	177,260

Office and general expenses	34,978	17,461	7,933	60,372

Depreciation and amortization	5,099	4,554	348	10,001

Operating Profit/(Loss)	488	(3,862)	(8,281)	(11,655)

Other Income (Expense):
Other expense, net				(1,023)
Interest expense, net				(10,955)

Loss from continuing operations before income taxes, equity in affiliates				(23,633)
Income tax expense				1,263

Loss from continuing operations before equity in affiliates				(24,896)
Equity in earnings of non-consolidated affiliates				272

Loss from continuing operations				(24,624)

Loss from discontinued operations attributable to MDC Partners Inc. net of taxes				(300)

Net loss				(24,924)

Net income attributable to the noncontrolling interests	(1,027)	(330)	—	(1,357)
Net loss attributable to MDC Partners Inc.				$(26,281)

Non cash stock based compensation	$1,866	$1,691	$2,327	$5,884

For the Three Months Ended March 31, 2011

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$141,493	$73,598	$—	$215,091

Cost of services sold	100,770	56,992	—	157,762

Office and general expenses	27,193	10,565	6,706	44,464

Depreciation and amortization	5,807	4,392	104	10,303

Operating Profit/(Loss)	7,723	1,649	(6,810)	2,562

Other Income (Expense):
Other income, net				313
Interest expense, net				(9,526)

Loss from continuing operations before income taxes, equity in affiliates				(6,651)
Income tax expense				358

Loss from continuing operations before equity in affiliates				(7,009)
Equity in earnings of non-consolidated affiliates				255

Loss from continuing operations				(6,754)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(326)

Net loss				(7,080)

Net income attributable to the noncontrolling interests	(1,643)	38	—	(1,605)
Net loss attributable to MDC Partners Inc.				$(8,685)

Non cash stock based compensation	$1,547	$505	$2,222	$4,274

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Revenue was $236.0 million for the quarter ended March 31, 2012, representing an increase of $20.9 million, or 9.7%, compared to revenue of $215.1 million for the quarter ended March 31, 2011. This revenue increase related primarily to acquisition growth of $10.1 million and organic growth of $11.6 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2012, resulted in decreased revenues of $0.8 million.

The operating loss for the quarter ended March 31, 2012 was $11.7 million compared to an operating profit of $2.6 million for the quarter ended March 31, 2011. The decrease in operating profit was primarily the result of a decrease in operating profit of $7.2 million in the Strategic Marketing Services segment, a decrease of $5.5 million within the Performance Marketing Services segment, and an increase in corporate operating expense of $1.5 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first quarter of 2012 was $26.0 million, compared to a loss of $8.4 million in 2011. This increase in loss of $17.6 million was primarily the result of a decrease in operating profits of $14.2 million, an increase in other expense, net of $1.3 million, an increase in interest expense of $1.4 million and an increase in income tax expense of $0.9 million, offset by a decrease in net income attributable to noncontrolling interests of $0.2 million.

Marketing Communications Group

Revenues in the first quarter of 2012 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $236.0 million compared to $215.1 million in the first quarter of 2011, representing a year-over-year increase of 9.7%.

The components of the increase in revenue in 2012 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended March 31, 2011	$215,091	—
Organic	11,569	5.4%
Acquisitions	10,095	4.7%
Foreign exchange impact	(777)	(0.4)%
Quarter ended March 31, 2012	$235,978	9.7%

The geographic mix in revenues was consistent between the first quarter of 2012 and 2011 and is demonstrated in the following table:

	2012	2011
US	80%	80%
Canada	15%	16%
Other	5%	4%

The operating profit of the Marketing Communications Group decreased by approximately 136.0% to an operating loss of $3.4 million from operating income of $9.4 million. Operating margins decreased by 5.8% and were an operating margin loss of 1.4% for 2012 compared to profit of 4.4% for 2011. The decrease in operating profit and operating margin was primarily attributable to increased revenue offset by an increase in total staff costs and direct costs as a percentage of revenue. Direct costs (excluding staff costs) increased as a percentage of revenues from 21.7% in 2011 to 22.0% in 2012. Total staff costs increased as a percentage of revenue from 58.5% in 2011 to 61.3% in 2012. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the company acting as principal versus agent for certain client contracts. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2011. Office and general expenses increased as a percentage of revenue from 17.6% in 2011 to 22.2% in 2012.  This increase was due to adjustments relating to deferred acquisition consideration, resulting in expense of 1.1% of revenue in 2012 compared to income of 1.4% of revenue in 2011. Depreciation and amortization as a percentage of revenue decreased from 4.7% in 2011 to 4.1% in 2012.

Strategic Marketing Services (“SMS”)

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the first quarter of 2012 were $160.4 million, compared to $141.5 million in the first quarter of 2011. The year-over-year increase of $18.9 million or 13.4% was attributable primarily to organic growth of $12.3 million as a result of net new business wins, and acquisition growth of $7.1 million. A strengthening of the US dollar versus the Canadian dollar in 2012 compared to 2011 resulted in a $0.5 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $7.2 million from $7.7 million in the first quarter of 2011 to $0.5 million in the first quarter of 2012. Operating margins decreased from 5.5% in the first quarter of 2011 to 0.3% in the first quarter of 2012. The decrease in operating profits and operating margins were primarily due to a decrease in gross margin of 0.4% and $5.6 million in gross margin dollars. Direct costs (excluding direct labor) increased as a percentage of revenue from 19.0% in the first quarter of 2011 to 22.0% in the first quarter of 2012. Direct costs increased due to the requirement that certain costs be included in both revenue and direct costs due to the company acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 58.6% in the first quarter of 2011 to 59.8% in the first quarter of 2012. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2011. Office and general expenses increased as a percentage of revenue from 19.2% in the first quarter of 2011 to 21.8% in the first quarter of 2012. The increase in general and administrative costs was primarily due to a $2.8 million increase in adjustments related to deferred acquisition consideration. Offsetting these increases, was a decrease of $0.7 million in depreciation and amortization.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $75.6 million for the first quarter of 2012, an increase of $2.0 million, or 2.7% higher than revenues of $73.6 million in the first quarter of 2011. The year over year increase was attributed primarily to growth from acquisitions of $3.0 million, offset by an organic revenue decline of $0.7 million, due to timing of projects compared to last year. In addition, a strengthening of the US dollar verses the Canadian dollar in 2012 compared to 2011 resulted in a $0.3 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services decreased by $5.5 million from income of $1.7 million in the first quarter of 2011 to a loss of $3.9 million in the first quarter of 2012. Operating margin decreased from a margin of 2.2% to an operating margin loss of 5.1%. The decrease in operating profit and margin is primarily due to the decrease in organic revenue on relatively fixed general and administrative costs. General and administrative costs increased as a percentage of revenue from 14.4% in the first quarter of 2011 to 23.1% in the first quarter of 2012. The increase of $6.9 million, was due to a $1.1 million increase in stock-based compensation, a $2.7 million increase in adjustments related to deferred acquisition consideration, acquisition related costs of $1.4 million, and other of $1.7 million. Depreciation and amortization increased by $0.2 million and remained relatively flat at 6.0% of revenue. Offsetting these increases was gross margin income of $1.5 million relating to increased operating efficiencies. Cost of services sold decreased as a percentage of revenue from 77.4% in the first quarter of 2011 to 76.0% in the first quarter of 2012.

Corporate

Operating costs related to the Company’s Corporate operations totaled $8.3 million in the first quarter of 2012 compared to $6.8 million in the first quarter of 2011. This increase of $1.5 million was primarily related to increased compensation and related expenses of $0.7 million, of which non-cash stock based compensation was $0.1 million.  In addition, Corporate operations incurred $0.2 million in depreciation and amortization, a $0.1 million increase in advertising and promotions, and $0.1 million in travel and entertainment costs.

Other Income, Net

Other income (expense) decreased to an expense of $1.0 million in the first quarter of 2012 compared to an income of $0.3 million in the first quarter of 2011. The 2012 expense was primarily comprised of an unrealized foreign exchange loss of $1.0 million, compared to an unrealized gain of $0.2 million recorded in 2011.  Specifically, this unrealized gain and loss was due primarily to the fluctuation in the US dollar during 2012 and 2011 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first quarter of 2012 was $11.0 million, an increase of $1.5 million over the $9.5 million of net interest expense incurred during the first quarter of 2011. Interest expense increased in 2012 due to higher average outstanding debt in 2012, relating to the 11% senior notes issued in April 2011. Interest income was nominal in both 2012 and 2011.

Income Taxes

 Income tax expense was $1.3 million in the first quarter of 2012 compared to income tax expense of $0.4 million for the first quarter of 2011. The Company’s effective tax rate in 2012 and 2011 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the first quarter of 2012 and 2011 the income was $0.3 million.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.4 million for the first quarter of 2012, a decrease of $0.2 million from the $1.6 million of noncontrolling interest expense incurred during the first quarter of 2011, primarily due to decreased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $0.3 million, from discontinued operations in 2012 and 2011, resulted from the operating results and write-off of our investment in a division of Accent Marketing Services, LLC called Performance Marketing Group.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first quarter of 2012 was $26.3 million or a loss of $0.88 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $8.7 million or a loss of $0.31 per diluted share reported for the first quarter of 2011.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2012	As of and for the three months ended March 31, 2011	As of and for the year ended December 31, 2011
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$35,957	$6,962	$8,096
Working capital (deficit)	$(201,391)	$(70,825)	$(127,888)
Cash from operations	$12,519	$(37,066)	$4,548
Cash from investing	$33,133	$(14,712)	$(30,436)
Cash from financing	$(17,718)	$47,745	$23,299
Long-term debt to total equity ratio	(57.05)	3.82	(29.76)
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$23,633	$2,868	$29,453

As of March 31, 2012 and December 31, 2011, $0.2 million and $0.9 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the WF Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At March 31, 2012, the Company had a working capital deficit of $201.4 million compared to a deficit of $127.9 million at December 31, 2011. The decrease in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2012, $3.8 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the WF Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2012 was $12.5 million. This was attributable primarily to a net loss from continuing operations of $24.6 million, payments of accounts payables, an increase in accounts receivable of $17.4 million, an increase in expenditures billable to clients of $17.4 million, and an increase in other non-current assets and liabilities of $1.1 million.  This use of cash was offset by depreciation and amortization and non-cash stock compensation of $16.4 million, a decrease in advanced billings of $36.5 million, an increase in accounts payables, accruals, and other liabilities of $15.3 million and adjustments to deferred acquisition consideration for $2.7 million. Discontinued operations attributable to MDC Partners used cash of $0.1 million in the three months ended March 31, 2012.

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2011 was $37.1 million. This was attributable primarily to a net operating loss from continuing operations of $6.8 million, payments of accounts payables, accruals, and other liabilities of $20.7 million, a decrease in advanced billings of $9.5 million, increase in accounts receivable of $5.9 million, an increase in expenditures billable to clients of $3.2 million, adjustments to deferred acquisition consideration of $3.0 million, an increase in prepaid expenses and other current assets of $1.7 million. This use of cash was offset by depreciation and amortization and non-cash stock compensation of $15.2 million. Discontinued operations attributable to MDC Partners generated cash of $0.1 million in the three months ended March 31, 2011.

Investing Activities

Cash flows provided by investing activities were $33.1 million for the three months ended March 31, 2012, compared with a cash flows use of $14.7 million in the three months ended March 31, 2011.

In the three months ended March 31, 2012, capital expenditures totaled $5.1 million, of which $2.7 million was incurred by the Strategic Marketing Services segment, $2.3 million was incurred by the Performance Marketing Services segment, and $0.1 million was incurred by corporate.  These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Expenditures for capital assets in the three months ended March 31, 2011 were $4.9 million. Of this amount, $3.7 million was incurred by the Strategic Marketing Services segment and $1.0 million was incurred by the Performance Marketing services Segment and $0.2 million was incurred by corporate. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the three months ended March 31, 2012, cash flow provided by acquisitions net of deferred acquisition payments was $39.3 million related to the acquisitions of Doner, Dotbox and TargetCast. In addition, the Company paid $1.0 million for other investments.

In the three months ended March 31, 2011, cash flow used for acquisitions and deferred acquisition payments was $12.6 million of which $11.1 million was net cash paid in the acquisition of equity interests in Anomaly, and $1.5 million was paid related to the settlement of deferred acquisition consideration. In addition, the Company paid $0.9 million for other investments.  These outflows were offset by $3.8 million of profit distributions from affiliates.

Financing Activities

During the three months ended March 31, 2012, cash flows used by financing activities amounted to $17.7 million, and consisted primarily of repayments of $14.1 million relating to the revolving credit facility, $4.7 million of dividend payments, the purchase of treasury shares for income tax withholding requirements of $2.1 million, $1.9 million of acquisition related payments, and $1.6 million of distributions to noncontrolling partners. These outflows were offset by $6.9 million of proceeds from bank overdrafts.

During the three months ended March 31, 2011, cash flows provided by financing activities amounted to $47.7 million, and consisted primarily from proceeds of $59.7 million relating to the revolving credit facility and $1.1 million proceeds from bank overdrafts, offset by distributions to noncontrolling partners of $4.3 million, the purchase of treasury shares for income tax withholding requirements of $1.5 million, payment of deferred financing costs of $0.3 million and repayments of long-term debt of $0.3 million.

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

Revolving Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100 million. On April 29, 2011, the Company entered into an additional amendment to increase the availability under the facility to $150 million and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s prior $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate (as defined) and (ii) Base Rate Loans bear interest at the Base Rate (as defined), plus (b) an applicable margin. The applicable margin for borrowings at March 31, 2012 is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lenders under the WF Credit Agreement in respect of unused commitments thereunder.

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

Debt as of March 31, 2012 was $371.2 million, a decrease of $14.0 million, compared with $385.2 million outstanding at December 31, 2011.  This decrease in debt was a result of repayments to the revolving credit agreement.  After giving effect to the limitations contained in the 11% Senior Notes indenture, at March 31, 2012, approximately $120.4 million was available under the WF Credit Agreement.

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

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Agreement. For the period ended March 31, 2012, the Company’s calculation of each of these covenants, and the specific requirements under the WF Credit Agreement, respectively, were as follows:

March 31, 2012
Total Senior Leverage Ratio	0.03
Maximum per covenant	2.0

Total Leverage Ratio	3.05
Maximum per covenant	4.60

Fixed Charges Ratio	1.77
Minimum per covenant	1.10

Earnings before interest, taxes, depreciation and amortization	$112.8 million
Minimum per covenant	$93.4 million

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

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet March 31, 2012. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At March 31, 2012, there was $204.2 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2012, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $29.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2.7 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $79.4 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.4 million of the estimated $29.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $7.5 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2012	2013	2014	2015	2016 & Thereafter	Total
	($ Millions)
Cash	$3.1	$9.8	$3.7	$3.4	$6.7	$26.7
Shares	0.3	0.6	0.9	0.5	0.4	2.7
	$3.4	$10.4	$4.6	$3.9	$7.1	$29.4	(1)
Operating income before depreciation and amortization to be received(2)	$3.1	$1.1	$1.3	$1.3	$0.7	$7.5
Cumulative operating income before depreciation and amortization(3)	$3.1	$4.2	$5.5	$6.8	$7.5		(5)

(1)	This amount in addition to put options only exercisable upon termination not within the control of the Company, or death, of $79.4 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2010 and first quarter 2011 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.

(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

Redeemable Noncontrolling Interest.  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 11.

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

New Accounting Pronouncements

On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our annual impairment test at the end of beginning of the fourth quarter of each year.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with severe effects of international, national and regional economic downturn;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

•	the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to “put” option rights and deferred acquisition consideration;

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•	foreign currency fluctuations.

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2011 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At March 31, 2012, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the level of borrowings under the WF Credit Agreement of $23.9 million, as of March 31, 2012, a 1.0% increase or decrease in the weighted average interest rate, which was 5.5% at March 31, 2012, would have an $0.2 million interest impact.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.  Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

The Company and David Dabill determined not to renew or extend the initial term of employment of Mr. Dabill, the Company’s Chief Administrative Officer, effective as of May 9, 2012.  In connection with this decision,the Company and Mr. Dabill entered into a Separation Agreement, pursuant to which the Company agreed to pay Mr. Dabill an amount equal to his base salary and health benefits for the six (6) month period following the termination date.

Item 6.  Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

May 10, 2012

EXHIBIT INDEX

Exhibit No.	Description

4.1	Sixth Supplemental Indenture, dated as of March 23, 2012, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee.*

10.1	Eighth Amendment, dated February 13, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, (incorporated by reference to Exhibit 10.2.8 to the Company’s Form 10-K filed on March 15, 2012)

10.2	Ninth Amendment, dated March 27, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto.*

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.

