Form 10-Q
period 2012-06-30
MDC PARTNERS INC
filed 2012-08-02
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes   ☐ No   ☒

The numbers of shares outstanding as of July 25, 2012 were: 31,859,709 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of United States dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Services	$274,102	$238,020	$509,758	$453,111
Operating Expenses:
Cost of services sold	188,929	161,078	365,889	318,631
Office and general expenses	74,245	52,508	134,279	96,932
Depreciation and amortization	13,645	9,569	23,644	19,872
	276,819	223,155	523,812	435,435
Operating profit (loss)	(2,717)	14,865	(14,054)	17,676
Other Income (Expense):
Other income (expense), net	214	448	(809)	762
Interest expense	(11,830)	(10,666)	(22,826)	(20,230)
Interest income	21	33	70	71
	(11,595)	(10,185)	(23,565)	(19,397)
Income (loss) from continuing operations before income taxes, equity in affiliates	(14,312)	4,680	(37,619)	(1,721)
Income tax expense	2,544	588	3,807	946
Income (loss) from continuing operations before equity in affiliates	(16,856)	4,092	(41,426)	(2,667)
Equity in earnings of non-consolidated affiliates	34	79	306	334
Income (loss) from continuing operations	(16,822)	4,171	(41,120)	(2,333)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,687)	(321)	(2,240)	(895)
Net income (loss)	(18,509)	3,850	(43,360)	(3,228)

Net income attributable to the noncontrolling interests	(1,605)	(2,527)	(3,035)	(4,132)

Net income (loss) attributable to MDC Partners Inc.	$(20,114)	$1,323	$(46,395)	$(7,360)

Income (loss) Per Common Share:
Basic:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.60)	$0.06	$(1.45)	$(0.22)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.05)	(0.01)	(0.07)	(0.03)
Income (loss) attributable to MDC Partners Inc. common shareholders	$(0.65)	$0.05	$(1.52)	$(0.25)

Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.60)	$0.05	$(1.45)	$(0.22)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.05)	(0.01)	(0.07)	(0.03)
Income (loss) attributable to MDC Partners Inc. common shareholders	$(0.65)	$0.04	$(1.52)	$(0.25)

Weighted Average Number of Common Shares Outstanding:
Basic	30,872,050	29,016,384	30,380,991	28,952,182
Diluted	30,872,050	32,301,722	30,380,991	28,952,182

Non cash stock based compensation expense is included in the following line items above:
Cost of services sold	$431	$(306)	$431	$734
Office and general expenses	14,922	6,081	20,806	9,315
Total	$15,353	$5,775	$21,237	$10,049

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive Income (loss):
Net income (loss)	$(18,509)	$3,850	$(43,360)	$(3,228)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,341)	442	527	1,287
Comprehensive income (loss)	(19,850)	4,292	(42,833)	(1,941)
Comprehensive loss attributable to noncontrolling interest	(1,605)	(2,527)	(3,034)	(4,135)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(21,455)	$1,765	$(45,867)	$(6,076)

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,696	$8,096
Accounts receivable, less allowance for doubtful accounts of $1,046 and $851	334,375	238,592
Expenditures billable to clients	70,553	39,067
Other current assets	16,669	12,657
Total Current Assets	493,293	298,412
Fixed assets, at cost, less accumulated depreciation of $109,086 and $101,928	51,775	47,737
Investment in affiliates	124	99
Goodwill	736,886	605,244
Other intangibles assets, net	65,116	57,980
Deferred tax asset	15,422	15,380
Other assets	30,821	30,893
Total Assets	$1,393,437	$1,055,745
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$322,970	$178,282
Accruals and other liabilities	78,834	72,930
Advance billings	157,373	122,021
Current portion of long-term debt	1,267	1,238
Current portion of deferred acquisition consideration	90,686	51,829
Total Current Liabilities	651,130	426,300
Long-term debt	470,128	383,936
Long-term portion of deferred acquisition consideration	82,638	85,394
Other liabilities	47,922	14,900
Deferred tax liabilities	53,467	50,724

Total Liabilities	1,305,285	961,254

Redeemable Noncontrolling Interests (Note 2)	102,794	107,432
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Equity (Deficit):
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 31,019,906 and 29,277,408 shares issued and outstanding in 2012 and 2011	253,216	228,208
Class B Shares, no par value, unlimited authorized, 2,503 shares issued and outstanding in 2012 and 2011, each convertible into one Class A share	1	1
Shares to be issued 28,000 shares	424	424
Charges in excess of capital	(63,835)	(45,102)
Accumulated deficit	(277,669)	(231,274)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(4,130)	(4,658)

MDC Partners Inc. Shareholders’ Equity (Deficit)	(92,048)	(52,456)
Noncontrolling Interests	77,406	39,515
Total Equity (Deficit)	(14,642)	(12,941)
Total Liabilities, Redeemable Noncontrolling Interests and Equity (Deficit)	$1,393,437	$1,055,745

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of United States dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(43,360)	$(3,228)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(2,240)	(895)
Loss from continuing operations	(41,120)	(2,333)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation	9,120	8,957
Amortization of intangibles	14,524	10,915
Non-cash stock-based compensation	21,237	10,049
Amortization of deferred finance charges and debt discount	1,129	1,158
Adjustment to deferred acquisition consideration	6,692	(564)
Gain (loss) on disposition of assets	(19)	—
Deferred income taxes	2,807	(13)
Earnings of non-consolidated affiliates	(306)	(334)
Other non-current assets and liabilities	1,097	(3,142)
Foreign exchange	497	(54)
Changes in working capital:
Accounts receivable	(35,450)	(7,034)
Expenditures billable to clients	(28,862)	18,606
Prepaid expenses and other current assets	(882)	(1,987)
Accounts payable, accruals and other liabilities	18,512	(30,658)
Advance billings	25,948	(29,086)
Cash flows used in continuing operating activities	(5,076)	(25,520)
Discontinued operations	(1,485)	(182)
Net cash used in operating activities	(6,561)	(25,702)
Cash flows from investing activities:
Capital expenditures	(9,550)	(8,304)
Acquisitions, net of cash acquired	37,143	(12,850)
Proceeds from sale of assets	35	43
Other investments	(1,466)	(1,600)
Profit distributions from affiliates	166	3,967
Cash flows provided by (used in) continuing investing activities	26,328	(18,744)
Discontinued operations	22	(161)
Net cash provided by (used in) investing activities	26,350	(18,905)
Cash flows from financing activities:
Proceeds from issuance of 11% Notes	—	61,050
Proceeds from revolving credit facility	86,054	34,462
Acquisition related payments	(46,764)	(27,196)
Repayment of long-term debt	(261)	(382)
Proceeds from exercise of options	18	1,010
Purchase of shares	(2,983)	(2,568)
Deferred financing costs	(116)	(2,985)
Distributions to noncontrolling partners	(5,555)	(8,329)
Bank overdrafts	27,123	(7,161)
Payment of dividends	(13,329)	(8,367)
Net cash provided by financing activities	44,187	39,534
Effect of exchange rate changes on cash and cash equivalents	(376)	(172)
Net increase (decrease) in cash and cash equivalents	63,600	(5,245)
Cash and cash equivalents at beginning of period	8,096	10,949
Cash and cash equivalents at end of period	$71,696	$5,704

Supplemental disclosures:
Cash income taxes paid	$347	$135
Cash interest paid	$20,379	$17,238
Non-cash transactions:
Capital leases	$399	$515
Dividends payable	$239	$609

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(thousands of United States dollars)

	Common Stock				Share Capital to be issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Loss	Equity	Interests	Total Equity
Balance at December 31, 2011	29,277,408	$228,208	2,503	$1	28,000	$424	$-	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)
Net loss attributable to MDC Partners	-	-	-	-	-	-	-	-	(46,395)	-	-	(46,395)	-	(46,395)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	528	528	(1)	527
Stock Appreciation Rights Exercised	26,426	100	-	-	-	-	(100)	-	-	-	-	-	-	-
Shares acquired and cancelled	(214,477)	(2,983)	-	-	-	-	-	-	-	-	-	(2,983)	-	(2,983)
Issuance of restricted stock	1,928,644	27,873	-	-	-	-	(27,873)	-	-	-	-	-	-	-
Options Exercised	1,905	18	-	-	-	-	-	-	-	-	-	18	-	18
Stock-based compensation	-	-	-	-	-	-	20,604	-	-	-	-	20,604	-	20,604
Changes in redemption value of redeemable noncontrolling interests	-	-	-	-	-	-	838	-	-	-	-	838	-	838
Increase in redeemable noncontrolling interests from acquisition	-	-	-	-	-	-	(3,240)	-	-	-	-	(3,240)	-	(3,240)
Increase in noncontrolling interests from acquisition	-	-	-	-	-	-	-	-	-	-	-	-	37,892	37,892
Dividends paid and to be paid	-	-	-	-	-	-	(8,962)	-	-	-	-	(8,962)	-	(8,962)
Transfer to charges in excess of capital	-	-	-	-	-	-	18,733	(18,733)	-	-	-	-	-	-
Balance at June 30, 2012	31,019,906	$253,216	2,503	$1	28,000	$424	$-	$(63,835)	$(277,669)	$(55)	$(4,130)	$(92,048)	$77,406	$(14,642)

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

Effective June 30, 2012, one of the Company’s operating subsidiaries, a start-up called The Bull-Whitehouse, LLC has been deemed a discontinued operation.

In addition, the Company discontinued a division of Redscout, LLC called “Redscout Ventures”.

All periods have been restated to reflect the discontinued operations. See Note 6.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2012 or December 31, 2011.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2012 or for the three and six months ended June 30, 2011.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at June 30, 2012 and December 31, 2011, is approximately $46 and $46, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

Business Combinations. Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed from 2009 to 2012 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three and six months ended June 30, 2012, $3,967 and $6,495 of expense was recognized related to changes in estimated value, respectively.  For the three and six months ended June 30, 2011, $2,000 of expense and $977 of income has been recorded in operating income, respectively. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting.  For the three and six months ended June 30, 2012, $930 and $1,670 of acquisition related costs have been charged to operations.  For the three and six months ended June 30, 2011, $644 and $1,641 of acquisition related costs have been charged to operations, respectively.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options.  The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised.  For the six months ended June 30, 2012 and 2011, there have been no charges to noncontrolling interests.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

2. Significant Accounting Policies  – (continued)

The following table presents changes in Redeemable Noncontrolling Interests.

	Six Months Ended June 30,
	2012	2011
Beginning Balance as of December 31,	$107,432	$77,560
Redemptions	(7,622)	(5,754)
Granted	4,189	9,036
Changes in redemption value	(838)	7,475
Currency Translation Adjustments	(367)	916
Ending Balance as of June 30,	$102,794	$89,233

Variable Interest Entity. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for the six months ended June 30, 2012. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s WF Credit Agreement is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at June 30, 2012 were $216,145 and $187,118, respectively.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit facility and the 11% Senior Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 11% Senior Notes. At June 30, 2012 and December 31, 2011, $8 and $232 was amortized, respectively, net of amortized premium of $652 and $943, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% Senior Notes and straight line over the life of the revolving credit facility. The total net deferred financing costs, included in Other Assets on the balance sheet, as of June 30, 2012 and December 31, 2011 was $10,746 and $11,715, net of accumulated amortization of $4,611 and $3,526, respectively.  During the six months of 2012, the Company recorded $116 of deferred financing costs primarily relating to the 2012 amendment of the revolving credit facility.

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

The Company treats benefits paid by shareholders or equity members to employees as a stock based compensation charge with a corresponding credit to additional paid-in-capital.

During the six months ended June 30, 2012, the Company issued 875,727 restricted stock units (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $11,142 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 699,736 Class A shares of restricted stock, granted to employees as equity incentive awards, are included in the Company’s calculation of Class A shares outstanding as of June 30, 2012.

3 .	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Numerator for basic income (loss) per common share - loss from continuing operations	$(16,822)	$4,171	$(41,120)	$(2,333)
Net income attributable to the noncontrolling interests	(1,605)	(2,527)	(3,035)	(4,132)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	(18,427)	1,644	(44,155)	(6,465)
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(18,427)	$1,644	$(44,155)	$(6,465)
Denominator
Denominator for basic income (loss) per common share – adjusted weighted shares	30,872,050	29,016,384	30,380,991	28,952,182
Effect of dilutive securities	—	3,285,338	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares	30,872,050	32,301,722	30,380,991	28,952,182
Basic income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$(0.60)	$0.06	$(1.45)	$(0.22)
Diluted income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$(0.60)	$0.05	$(1.45)	$(0.22)

During the six months ended June 30, 2012, options and other rights to purchase 4,045,110 shares of common stock, which includes 875,030 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the six months ended June 30, 2011, options and other rights to purchase 5,374,941 shares of common stock, which includes 2,104,380 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the 2012 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2012 was revenue of $28,515 and $30,463, respectively, and net income of $1,333 and $1,051, respectively, related to 2012 acquisitions. The Company assumed cash of $57,833, accounts receivable of $60,568, and accounts payable and accrued liabilities of $111,358.

2012 Acquisitions

During 2012, the Company completed a number of transactions. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”). TargetCast is a full service media agency that expands our media strategy and activation offerings. The Company acquired a 51% interest in Dotbox LLC (“Dotbox”). The Dotbox acquisition forms the foundation for a potential e-commerce solution within the network. Doner and Dotbox are now included in the Company’s Strategic Marketing Services segment, while TargetCast is included in the Company’s Performance Marketing Group segment. During the 6 months, the Company also entered into immaterial transactions with certain majority owned entities.

The aggregate purchase price for these transactions has an estimated present value at acquisition date of $96,475 and consisted of total closing cash payments of $21,288, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2011 to 2018 with final payments due in 2018 with an estimated present value at acquisition date of $75,187. During the quarter ended June 30, 2012, the Company paid $1,500 relating to deferred acquisition consideration and $4,000 relating to a working capital payment. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $21,581 consisting primarily of customer lists and covenants not to compete, and goodwill of $131,985 representing the value of assembled workforce. The identified assets will be amortized from a five to seven year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $42,631 as the present value of noncontrolling interest. The Company also recorded an entry of $422 to reduce short term noncontrolling included in accrued and other liabilities, increase redeemable noncontrolling interest by $142 and an offset to additional paid-in-capital of $3,501. The intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

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

During 2011, the Company completed a number of acquisitions. The Company, through a wholly-owned subsidiary, acquired substantially all of the assets of RJ Palmer LLC and a 75% interest in Trade X Partners LLC (“Trade X”). These acquisitions expand the Company’s portfolio with another full service media buying agency as well as provide corporate bartering services to clients and are included in the Performance Marketing Services segment. The Company also entered into a transaction through its subsidiary Kwittken PR LLC (“Kwittken”) which acquired 100% of Epoch PR Limited. Epoch is a communications and PR agency and expands Kwittken’s capabilities to London and is included in the Strategic Marketing Services segment. The Company also acquired a 51% interest in AIC Publishing Services LP (“AIC. The Company, through a wholly-owned subsidiary, purchased a 70% interest in Concentric Partners, LLC (“Concentric”) and a 65% interest in Laird + Partners, New York LLC (“Laird”). The Concentric acquisition is expected to serve as the foundation of the Company’s healthcare platform. The Laird acquisition increases the Company’s positioning in the luxury goods and retail marketplace. Concentric and Laird are now included in the Company’s Strategic Marketing Services segment. The Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Anomaly Partners, LLC (“Anomaly”). This acquisition expands the Company’s portfolio with another creatively driven agency brand with an international presence. Anomaly is now included in the Company’s Strategic Marketing Services segment. The company also completed a number of immaterial transactions with certain majority owned entities.

The aggregate purchase price for these transactions has an estimated present value at acquisition date of $107,575 and consisted of total closing cash payments of $44,953, and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2011 to 2016 with final payments due in 2017 with an estimated present value at acquisition date of $62,622. During 2011, the Company paid $2,426 of working capital payments. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $13,639 consisting primarily of customer lists and covenants not to compete, and goodwill of $85,463 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to eight year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill of $69,359 are tax deductible. In addition, the Company has recorded $14,172, the present value of redeemable noncontrolling interest in relation to Anomaly, Laird, and Trade X. Also, the Company has recorded $6,706, the present value of noncontrolling interest in relation to AIC and Concentric. The founder of Trade X and remaining principals at Anomaly and Laird have the put option rights only upon termination without cause, disability, or death. In relation to the step up transactions, the Company also recorded an entry to reduce redeemable noncontrolling interest by $7,922 and additional paid-in-capital of $7,475.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired, will depend on a number of factors, including additional information such as changes in the unaudited financial statements.

Net Income (Loss) Attributable to MDC Partners Inc. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to MDC Partners Inc.	$(20,114)	$1,323	$(46,395)	$(7,360)
Transfers to the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	(1,977)	504	(3,240)	504
Decrease in MDC Partners Inc. paid-in capital from issuance of equity interest	$—	$(1,147)	$—	$(1,147)
Net transfers to (from) noncontrolling interest	$(1,977)	$(643)	$(3,240)	$(643)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(22,091)	$680	$(49,635)	$(8,003)

5.	Accrued and Other Liabilities

At June 30, 2012 and December 31, 2011, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $1,314 and $4,049, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2011 and six months ended June 30, 2012 were as follows:

Noncontrolling Interests
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	7,754
Distributions made	(12,264)
Cumulative translation adjustments	(18)
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	3,035
Distributions made	(5,555)
Other (1)	(213)
Cumulative translation adjustments	(2)
Balance, June 30, 2012	$1,314

(1)	Other primarily relates to step-up transactions and discontinued operations.

6.	Discontinued Operations

In June 2012, the Company discontinued a start-up subsidiary, The Bull-Whitehouse, LLC. The results of operations for the three and six months ended June 30, 2012 was a loss of $616 and $695, respectively.

In June 2012, the Company also discontinued a division of Redscout LLC, called Redscout Ventures. The results of operations for the three months ended June 30, 2012 and 2011 was a loss of $409 and $179, respectively. The results of operations for the six months ended June 30, 2012 and 2011 was a loss of $585 and $429, respectively.

In December 2011, the Company discontinued a division of Accent Marketing Services, LLC, called Performance Marketing Group. As a result, the Company has classified this entity’s results of operations as as discontinued operations. The results of operations for the three months ended June 30, 2012 and 2011 was a loss of $660 and $142, respectively. The results of operations for the six months ended June 30, 2012 and 2011 was a loss of $960 and $466, respectively.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 was the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$2,286	$2,456	$4,670	$4,869

Operating loss	$(1,745)	$(311)	$(2,349)	$(877)

Other income (expense) (1)	$58	$(10)	$109	$(18)

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(1,687)	$(321)	$(2,240)	$(895)

(1)	Includes loss attributable to noncontrolling interests.

7.	Short-Term Debt, Long-Term Debt and Convertible Notes

Debt consists of:

	June 30,	December 31,
	2012	2011

Revolving credit facility	$124,086	$38,032
11% Senior Notes due 2016	345,000	345,000
Original issue discount	(553)	(561)
Notes payable and other bank loans	1,426	1,266
	469,959	383,737
Obligations under capital leases	1,436	1,437
	471,395	385,174

Current portion	1,267	1,238
Long term portion	$470,128	$383,936

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

At June 30, 2012, the Company had issued $5,204 of undrawn outstanding Letters of Credit.

At June 30, 2012 and December 31, 2011, accounts payable included $30,473 and $3,350 of outstanding checks, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(thousands of United States dollars, unless otherwise stated)

7. Short-Term Debt, Long-Term Debt and Convertible Notes  – (continued)

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000.  On April 29, 2011, the Company entered into an additional amendment to increase the availability under the facility to $150,000 and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s prior $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The applicable margin for borrowing at June 30, 2012 is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lender under the WF Credit Agreement in respect of unused commitments thereunder.

On July 27, 2012, the Company entered into a further amendment to the WF Credit Agreement.  This most recent amendment provides that the Company’s Total Leverage Ratio (as defined), measured on a quarter-end basis, must be no greater than (i) 4.25x, for the twelve-month period ending June 30, 2012, and (ii) 4.0x, for the twelve-month period ending September 30, 2012 and for the twelve-month period ending on the last day of each calendar quarter thereafter.

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

The Company is currently in compliance with all of the terms and conditions of its WF Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At June 30, 2012, the weighted average interest rate under the WF Credit Agreement was 4.7%.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at June 30, 2012 and 2011:

	Level 1		Level 1
	June 30, 2012		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
11% Notes due 2016	$344,447	$376,050	$344,450	$386,400

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,
	2012	2011
Beginning Balance of contingent payments	$129,759	$98,534
Payments	(35,999)	(24,131)
Grants	65,700	9,784
Redemption value adjustments	6,711	(550)
Foreign translation adjustment	16	370
Ending Balance of contingent payments	$166,187	$84,007

In addition to the above amounts, there are fixed payments of $7,137 and $6,760 for total deferred acquisition consideration of $173,324 and $90,767, which reconciles to the consolidated financial statements at June 30, 2012 and 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.	Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other income (expense)	$21	$19	$16	$91
Foreign currency gain (loss)	197	429	(844)	671
Gain (loss) on sale of assets	(4)	—	19	—
	$214	$448	$(809)	$762

10.	Segment Information

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

The Company reports in two segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services segment includes 72andSunny, Anomaly Partners, Crispin Porter & Bogusky, Doner and kirshenbaum bond senecal + partners among others. This segment consists of integrated marketing consulting services firms that offer a full complement of marketing consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing, ecommerce and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•	The Performance Marketing Services segment includes our firms that provide consumer insights to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer media services and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, the services provided to the customer and they exhibit similar long term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating segments.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$183,750	$90,352	$—	$274,102

Cost of services sold	122,285	66,644	—	188,929

Office and general expenses	39,557	17,713	16,975	74,245

Depreciation and amortization	8,828	4,488	329	13,645

Operating Profit/(Loss)	13,080	1,507	(17,304)	(2,717)

Other Income (Expense):
Other income, net				214
Interest expense, net				(11,809)

Loss from continuing operations before income taxes, equity in affiliates				(14,312)
Income tax expense				2,544

Loss from continuing operations before equity in affiliates				(16,856)
Equity in earnings of non-consolidated affiliates				34

Loss from continuing operations				(16,822)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,687)

Net loss				(18,509)

Net income attributable to the noncontrolling interests	(1,353)	(252)	—	(1,605)
Net loss attributable to MDC Partners Inc.				$(20,114)

Non cash stock based compensation	$1,967	$1,887	$11,499	$15,353

Supplemental Segment Information:

Capital expenditures	$2,447	$1,905	$87	$4,439

Three Months Ended June 30, 2011

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$154,957	$83,063	$—	$238,020

Cost of services sold	99,099	61,979	—	161,078

Office and general expenses	27,625	14,280	10,603	52,508

Depreciation and amortization	5,182	4,270	117	9,569

Operating Profit/(Loss)	23,051	2,534	(10,720)	14,865

Other Income (Expense):
Other income, net				448
Interest expense, net				(10,633)

Income from continuing operations before income taxes, equity in affiliates				4,680
Income tax expense				588

Income from continuing operations before equity in affiliates				4,092
Equity in earnings of non-consolidated affiliates				79

Income from continuing operations				4,171

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(321)

Net income				3,850

Net income attributable to the noncontrolling interests	(2,335)	(192)	—	(2,527)
Net income attributable to MDC Partners Inc.				$1,323

Non cash stock based compensation	$176	$478	$5,121	$5,775

Supplemental Segment Information:

Capital expenditures	$2,620	$789	$32	$3,441

Six Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$343,846	$165,912	$—	$509,758

Cost of services sold	241,838	124,051	—	365,889

Office and general expenses	74,197	35,174	24,908	134,279

Depreciation and amortization	13,925	9,042	677	23,644

Operating Profit/(Loss)	13,886	(2,355)	(25,585)	(14,054)

Other Income (Expense):
Other income, net				(809)
Interest expense, net				(22,756)

Loss from continuing operations before income taxes, equity in affiliates				(37,619)
Income tax expense				3,807

Loss from continuing operations before equity in affiliates				(41,426)
Equity in earnings of non-consolidated affiliates				306

Loss from continuing operations				(41,120)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,240)
Net loss				(43,360)

Net income attributable to the noncontrolling interests	(2,453)	(582)	—	(3,035)
Net loss attributable to MDC Partners Inc.				$(46,395)

Non cash stock based compensation	$3,833	$3,578	$13,826	$21,237

Supplemental Segment Information:

Capital expenditures	$5,134	$4,229	$187	$9,550

Goodwill and intangibles	$543,134	$258,868	$—	$802,002

Total Assets	$835,564	$429,899	$127,974	$1,393,437

Six Months Ended June 30, 2011

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$296,450	$156,661	$—	$453,111

Cost of services sold	199,660	118,971	—	318,631

Office and general expenses	54,778	24,845	17,309	96,932

Depreciation and amortization	10,989	8,662	221	19,872

Operating Profit/(Loss)	31,023	4,183	(17,530)	17,676

Other Income (Expense):
Other income, net				762
Interest expense, net				(20,159)

Loss from continuing operations before income taxes, equity in affiliates				(1,721)
Income tax expense				946

Loss from continuing operations before equity in affiliates				(2,667)
Equity in earnings of non-consolidated affiliates				334

Loss from continuing operations				(2,333)
Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(895)
Net loss				(3,228)

Net income attributable to the noncontrolling interests	(3,978)	(154)	—	(4,132)
Net loss attributable to MDC Partners Inc.				$(7,360)

Non cash stock based compensation	$1,723	$983	$7,343	$10,049

Supplemental Segment Information:

Capital expenditures	$6,353	$1,721	$230	$8,304

Goodwill and intangibles	$390,835	$215,826	$—	$606,661

Total assets	$578,419	$332,092	$42,408	$952,919

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2012	$223,514	$38,284	$12,304	$274,102
2011	$189,213	$40,330	$8,477	$238,020
Six Months Ended June 30,
2012	$411,379	$74,722	$23,657	$509,758
2011	$361,122	$75,469	$16,520	$453,111

11. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2012 to 2019. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2012, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $23,917 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2,784 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $78,877 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at June 30, 2012 is $102,794 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three and six months ended June 30, 2012 and 2011, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $2,767 of investments.  At June 30, 2012, the Company had issued $5,204 of undrawn outstanding letters of credit.

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

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2012 and 2011, and the financial condition of the Company as of June 30, 2012. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2011 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Results of Operations:

Three Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$183,750	$90,352	$—	$274,102

Cost of services sold	122,285	66,644	—	188,929

Office and general expenses	39,557	17,713	16,975	74,245

Depreciation and amortization	8,828	4,488	329	13,645

Operating Profit/(Loss)	13,080	1,507	(17,304)	(2,717)

Other Income (Expense):
Other income, net				214
Interest expense, net				(11,809)

Loss from continuing operations before income taxes, equity in affiliates				(14,312)
Income tax expense				2,544

Loss from continuing operations before equity in affiliates				(16,856)
Equity in earnings of non-consolidated affiliates				34

Loss from continuing operations				(16,822)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,687)
Net loss				(18,509)

Net income attributable to the noncontrolling interests				(1,605)
Net loss attributable to MDC Partners Inc.				$(20,114)

Non cash stock based compensation	$1,967	$1,887	$11,499	$15,353

For the Three Months Ended June 30, 2011

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$154,957	$83,063	$—	$238,020

Cost of services sold	99,099	61,979	—	161,078

Office and general expenses	27,625	14,280	10,603	52,508

Depreciation and amortization	5,182	4,270	117	9,569

Operating Profit/(Loss)	23,051	2,534	(10,720)	14,865

Other Income (Expense):
Other income, net				448
Interest expense, net				(10,633)

Loss from continuing operations before income taxes, equity in affiliates				4,680
Income tax expense				588

Income from continuing operations before equity in affiliates				4,092
Equity in earnings of non-consolidated affiliates				79

Income from continuing operations				4,171

Loss from discontinued operations attributable to MDC Partners Inc. net of taxes				(321)

Net income				3,850

Net income attributable to the noncontrolling interests	(2,335)	(192)	—	(2,527)
Net income attributable to MDC Partners Inc.				$1,323

Non cash stock based compensation	$176	$478	$5,121	$5,775

For the Six Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$343,846	$165,912	$—	$509,758

Cost of services sold	241,838	124,051	—	365,889

Office and general expenses	74,197	35,174	24,908	134,279

Depreciation and amortization	13,925	9,042	677	23,644

Operating Profit/(Loss)	13,886	(2,355)	(25,585)	(14,054)

Other Income (Expense):
Other income, net				(809)
Interest expense, net				(22,756)

Loss from continuing operations before income taxes, equity in affiliates				(37,619)
Income tax expense				3,807

Loss from continuing operations before equity in affiliates				(41,426)
Equity in earnings of non-consolidated affiliates				306

Loss from continuing operations				(41,120)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,240)

Net loss				(43,360)

Net income attributable to the noncontrolling interests	(2,453)	(582)	—	(3,035)
Net loss attributable to MDC Partners Inc.				$(46,395)

Non cash stock based compensation	$3,833	$3,578	$13,826	$21,237

For the Six Months Ended June 30, 2011

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total
Revenue	$296,450	$156,661	$—	$453,111

Cost of services sold	199,660	118,971	—	318,631

Office and general expenses	54,778	24,845	17,309	96,932

Depreciation and amortization	10,989	8,662	221	19,872

Operating Profit/(Loss)	31,023	4,183	(17,530)	17,676

Other Income (Expense):
Other income, net				762
Interest expense, net				(20,159)

Loss from continuing operations before income taxes, equity in affiliates				(1,721)
Income tax expense				946

Loss from continuing operations before equity in affiliates				(2,667)
Equity in earnings of non-consolidated affiliates				334

Loss from continuing operations				(2,333)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(895)

Net loss				(3,228)

Net income attributable to the noncontrolling interests	(3,978)	(154)	—	(4,132)
Net loss attributable to MDC Partners Inc.				$(7,360)

Non cash stock based compensation	$1,723	$983	$7,343	$10,049

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenue was $274.1 million for the quarter ended June 30, 2012, representing an increase of $36.1 million, or 15.2%, compared to revenue of $238.0 million for the quarter ended June 30, 2011. This revenue increase related primarily to acquisition growth of $21.9 million and organic growth of $19.8 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2012, resulted in decreased revenues of $5.7 million.

The operating loss for the quarter ended June 30, 2012 was $2.7 million compared to an operating profit of $14.9 million for the quarter ended June 30, 2011. The decrease in operating profit was primarily the result of a decrease in operating profit of $10.0 million in the Strategic Marketing Services segment, a decrease of $1.0 million within the Performance Marketing Services segment, and an increase in corporate operating expense of $6.6 million.

The loss from continuing operations attributable to MDC Partners Inc. for the second quarter of 2012 was $18.4 million, compared to income of $1.6 million in 2011. This increase in loss of $20.1 million was primarily the result of a decrease in operating profits of $17.6 million, an increase in interest expense of $1.2 million and an increase in income tax expense of $2.0 million, a decrease in other income, net of $0.2 million, offset by a decrease in net income attributable to noncontrolling interests of $0.9 million.

Marketing Communications Group

Revenues in the second quarter of 2012 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $274.1 million compared to $238.0 million in the second quarter of 2011, representing a year-over-year increase of 15.2%.

The components of the increase in revenue in 2012 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended June 30, 2011	$238,020	—
Organic	19,826	8.3%
Acquisitions	21,906	9.2%
Foreign exchange impact	(5,650)	(2.3)%
Quarter ended June 30, 2012	$274,102	15.2%

The geographic mix in revenues was consistent between the second quarter of 2012 and 2011 and is demonstrated in the following table:

	2012	2011
US	82%	79%
Canada	14%	17%
Other	4%	4%

The operating profit of the Marketing Communications Group decreased by approximately 43.0% to $14.6 million from $25.6 million. Operating margins decreased by 5.4% and were 5.3% for 2012 compared to 10.7% for 2011. The decrease in operating profit and operating margin was primarily due to increases in total staff costs, office and general expenses and depreciation and amortization offset by an increase in revenues and a decrease in direct costs. Direct costs (excluding staff costs) decreased as a percentage of revenues from 21.6% in 2011 to 17.7% in 2012. Total staff costs increased as a percentage of revenue from 52.2% in 2011 to 58.3% in 2012. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the second quarter of 2012 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2011. Office and general expenses increased as a percentage of revenue from 17.6% in 2011 to 20.9% in 2012.  This increase was primarily due to adjustments relating to deferred acquisition consideration, resulting in expense of 1.4% as a percentage of revenue in 2012 compared to 0.8% as a percentage of revenue in 2011 and an increase in non-cash stock based compensation related expenses from 0.3% as a percentage of revenue in 2011 to 1.4% as a percentage of revenue in 2012, due to charges relating from acquisitions and from certain entities which exceed expectations. Depreciation and amortization as a percentage of revenue increased from 4.0% in 2011 to 4.9% in 2012 due primarily to the additional acquisitions completed at the end of the first quarter of 2012.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the second quarter of 2012 were $183.8 million, compared to $155.0 million in the second quarter of 2011. The year-over-year increase of $28.8 million or 18.6% was attributable primarily to organic growth of $16.6 million as a result of net new business wins, and acquisition growth of $13.6 million. A strengthening of the US dollar versus the Canadian dollar in 2012 compared to 2011 resulted in a $1.4 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $10.0 million from $23.1 million in the second quarter of 2011 to $13.1 million in the second quarter of 2012. Operating margins decreased from 14.9% in the second quarter of 2011 to 7.1% in the second quarter of 2012. The decrease in operating profits and operating margins were primarily due to increases in total staff costs, office and general costs and depreciation and amortization offset by an increase in revenues and a decrease in direct costs. Direct costs (excluding staff labor) decreased as a percentage of revenue from 17.3% in the second quarter of 2011 to 13.9% in the second quarter of 2012. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the second quarter of 2012 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 52.4% in the second quarter of 2011 to 59.1% in the second quarter of 2012. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2011. Office and general expenses increased as a percentage of revenue from 17.8% in the second quarter of 2011 to 21.5% in the second quarter of 2012. The increase in office and general costs was primarily due to a $3.5 million increase in adjustments related to deferred acquisition consideration, and an increase in non cash stock based compensation related expenses from 0.1% as a percentage of revenue in 2011 to 1.1% as a percentage of revenue in 2012, due to charges relating from acquisitions. Depreciation and amortization as a percentage of revenue increased from 3.3% in 2011 to 4.8% in 2012, due primarily to the additional acquisitions completed at the end of the first quarter of 2012.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $90.4 million for the second quarter of 2012, an increase of $7.3 million, or 8.8% higher than revenues of $83.1 million in the second quarter of 2011. The year over year increase was attributed primarily to growth from acquisitions of $8.3 million, and organic revenue growth of $3.2 million, due to net new business wins. In addition, a strengthening of the US dollar verses the Canadian dollar in 2012 compared to 2011 resulted in a $4.2 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services decreased by $1.0 million, from income of $2.5 million in the second quarter of 2011 to $1.5 million in the second quarter of 2012. Operating margins decreased from 3.1% in 2011, to 1.7% in 2012. The decrease in operating profits and operating margins were primarily due to increases in total staff costs, office and general costs and depreciation and amortization offset by an increase in revenues and a decrease in direct costs. Direct costs (excluding staff labor) decreased as a percentage of revenue from 29.5% in 2011 to 25.4% in 2012. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the second quarter of 2012 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 52.0% in 2011 to 56.7% in 2012. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2012. Office and general costs increased as a percentage of revenue from 17.2% in 2011 to 19.6% in 2012. This increase was due to additional non cash stock based compensation related expenses from 0.6% as a percentage of revenue in 2011, to 2.1% as a percentage of revenue in 2012, due to charges relating from acquisitions. Offsetting this increase was a reduction in earn out costs from an expense of $1.0 million in 2011 to income of $0.5 million in 2012. Depreciation and amortization was consistent at approximately 5.0% as a percentage of revenue.

Corporate

Operating costs related to the Company’s Corporate operations totaled $17.3 million in the second quarter of 2012 compared to $10.7 million in the second quarter of 2011. This increase of $6.6 million was primarily related to increased compensation and related expenses of $6.5 million, of which non-cash stock based compensation was $6.4 million.  In addition, Corporate operations incurred $0.2 million in additional depreciation and amortization, and additional advertising and promotion costs were offset by decreases in occupancy costs, travel and entertainment and acquisition related costs.

Other Income, Net

Other income (expense) decreased to an income of $0.2 million in the second quarter of 2012 compared to an income of $0.4 million in the second quarter of 2011. The decrease was primarily related to a decrease in the unrealized foreign exchange gain. Specifically, this unrealized gain was due primarily to the fluctuation in the US dollar during 2012 and 2011 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the second quarter of 2012 was $11.8 million, an increase of $1.2 million over the $10.6 million of net interest expense incurred during the second quarter of 2011. Interest expense increased in 2012 due to higher average outstanding debt in 2012.

Income Taxes

 Income tax expense was $2.5 million in the second quarter of 2012 compared to $0.6 million for the second quarter of 2011. The Company’s effective tax rate in 2012 was substantially higher and in 2011 the effective rate was substantially lower than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, effective tax rate was higher and lower due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the second quarter of 2012 and 2011 the income was nominal.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.6 million for the second quarter of 2012, a decrease of $0.9 million from the $2.5 million of noncontrolling interest expense incurred during the second quarter of 2011, primarily due to decreased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $1.6 million, from discontinued operations in 2012 and $0.3 million in 2011, resulted from the operating results and write-off of our investments in a division of Accent Marketing Services, LLC called Performance Marketing Group, a division of Redscout LLC called Redscout Ventures, and a start-up called The Bull-Whitehouse, LLC.

Net Loss attributable to MDC Partners Inc .

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the second quarter of 2012 was $20.1 million or a loss of $0.65 per diluted share, compared to a net income attributable to MDC Partners Inc. of $1.3 million or income of $0.05 per diluted share reported for the second quarter of 2011.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Revenue was $509.8 million for the six months ended June 30, 2012, representing an increase of $56.6 million, or 12.5%, compared to revenue of $453.1 million for the six months ended June 30, 2011. This revenue increase related primarily to acquisition growth of $32.0 million and organic growth of $31.1 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2012, resulted in decreased revenues of $6.4 million.

The operating loss for the six months ended June 30, 2012 was $14.1 million compared to an operating profit of $17.7 million for the six months ended June 30, 2011. The decrease in operating profit was primarily the result of a decrease in operating profit of $17.1 million in the Strategic Marketing Services segment, a decrease of $6.5 million within the Performance Marketing Services segment, and an increase in corporate operating expense of $8.2 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first six months of 2012 was $44.2 million, compared to a loss of $6.5 million in 2011. This increase in loss of $37.7 million was primarily the result of a decrease in operating profits of $31.7 million, an increase in other expense, net of $1.6 million, an increase in interest expense, net of $2.6 million and an increase in income tax expense of $2.9 million, offset by a decrease in net income attributable to noncontrolling interests of $1.1 million.

Marketing Communications Group

Revenues in the first six months of 2012 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $509.8 million compared to $453.1 million in the first six months of 2011, representing a year-over-year increase of 12.5%.

The components of the increase in revenue in 2012 are shown in the following table:

	Revenue
	$ 000’s	%
Six months ended June 30, 2011	$453,111	—
Organic	31,073	6.9%
Acquisitions	32,001	7.0%
Foreign exchange impact	(6,427)	(1.4)%
Six months ended June 30, 2012	$509,758	12.5%

The geographic mix in revenues was consistent between the first six months of 2012 and 2011 and is demonstrated in the following table:

	2012	2011
US	80%	80%
Canada	15%	16%
Other	5%	4%

The operating profit of the Marketing Communications Group decreased by approximately 67.3% to $11.5 million from $35.2 million. Operating margins decreased by 5.5% and were 2.3% for 2012 compared to 7.8% for 2011. The decrease in operating profit and operating margins was primarily due to increases in total staff costs and office and general expenses offset by an increase in revenues and a decrease in direct costs. Direct costs (excluding staff costs) decreased as a percentage of revenues from 21.6% in 2011 to 19.7% in 2012. Total staff costs increased as a percentage of revenue from 55.2% in 2011 to 59.7% in 2012. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first six months of 2012, where the company was acting as principal versus agent for certain client contracts. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2011. Office and general expenses increased as a percentage of revenue from 17.6% in 2011 to 21.5% in 2012.  This increase was due to adjustments relating to deferred acquisition consideration, resulting in expense of 1.3% as a percentage of revenue in 2012 compared to income of 0.2% as a percentage of revenue in 2011 and an increase in non cash stock based compensation related expenses from 0.6% as a percent of revenue in 2011 to 1.5% as a percentage of revenue due to charges relating to acquisitions and from certain entities which exceed expectations. Depreciation and amortization as a percentage of revenue was consistent at approximately 4.5%.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the first six months of 2012 were $343.8 million, compared to $296.5 million in the first six months of 2011. The year-over-year increase of $47.4 million or 16.0% was attributable primarily to organic growth of $28.6 million as a result of net new business wins, and acquisition growth of $20.7 million. A strengthening of the US dollar versus the Canadian dollar in 2012 compared to 2011 resulted in a $1.9 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $17.1 million from $31.0 million in the first six months of 2011 to $13.9 million in the first six months of 2012. Operating margins decreased from 10.5% in the first six months of 2011 to 4.0% in the first six months of 2012. The decrease in operating profits and operating margins were primarily due to increases in total staff costs, office and general costs and depreciation and amortization offset by an increase in revenue and a decrease in direct costs. Direct costs (excluding direct labor) decreased as a percentage of revenue from 18.1% in the first six months of 2011 to 17.7% in the first six months of 2012. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first six months of 2012 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 55.3% in the first six months of 2011 to 59.4% in the first six months of 2012. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred throughout 2011. Office and general expenses increased as a percentage of revenue from 18.5% in the first six months of 2011 to 21.6% in the first six months of 2012. The increase in general and administrative costs was primarily due to a $6.2 million increase in adjustments related to deferred acquisition consideration. Depreciation and amortization increased from 3.7% as a percentage of revenue in 2011 to 4.1% as a percentage of revenue in 2012, due primarily to the acquisitions completed at end of first quarter of 2012.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $165.9 million for the first six months of 2012, an increase of $9.3 million, or 5.9% higher than revenues of $156.7 million in the first six months of 2011. The year over year increase was attributed primarily to growth from acquisitions of $11.3 million, organic revenue growth of $2.5 million, due to net new business wins. In addition, a strengthening of the US dollar verses the Canadian dollar in 2012 compared to 2011 resulted in a $4.5 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services decreased by $6.6 million, from $4.2 million in the first six months of 2011 to a loss of $2.4 million in the first six months of 2012. Operating margins decreased from 2.7% in 2011, to a loss of 1.4% in 2012. The decrease in operating profits and margins was due to increases in total staff costs, office and general expenses offset by an increase in revenue and decrease in direct costs. Direct costs (excluding staff labor) decreased as a percentage of revenue from 28.2% in 2011 to 23.8% in 2012. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first six months of 2012 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 54.9% in 2011 to 60.3% in 2012. Total staff costs increased due to severance in 2012 and the impact of the Company’s investment spending which occurred through 2012. Office and general expenses increased as a percentage of revenue from 15.9% in 2011, to 21.2% in 2012. This increase was due to additional non cash stock based compensation related expenses from 0.6% as a percentage of revenue in 2011 to 2.2% as a percentage of revenue in 2012, due to charges relating from acquisitions. In addition, earn out costs changed from income of $1.5 million in 2011 to income of $0.4 million in 2012. Depreciation and amortization was consistent at approximately 5.5% of revenue.

Corporate

Operating costs related to the Company’s Corporate operations totaled $25.6 million in the first six months of 2012 compared to $17.5 million in the first six months of 2011. This increase of $8.1 million was primarily related to increased compensation and related expenses of $7.1 million, of which non-cash stock based compensation was $6.5 million.  In addition, Corporate operations incurred an additional $0.5 million in depreciation and amortization, other increases in advertising and promotions, and training and seminars were offset by decreases in occupancy costs, travel and entertainment and acquisition related costs.

Other Income, Net

Other income (expense) decreased to an expense of $0.8 million in the first six months of 2012 compared to an income of $0.8 million in the first six months of 2011. The 2012 expense was primarily comprised of an unrealized foreign exchange loss of $0.8 million, compared to an unrealized foreign exchange gain of $0.8 million recorded in 2011.  Specifically, this unrealized gain and loss was due primarily to the fluctuation in the US dollar during 2012 and 2011 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first six months of 2012 was $22.8 million, an increase of $2.6 million over the $20.2 million of net interest expense incurred during the first six months of 2011. Interest expense increased in 2012 due to higher average outstanding debt in 2012, relating to the 11% senior notes issued in April 2011. Interest income was nominal in both 2012 and 2011.

Income Taxes

 Income tax expense was $3.8 million in the first six months of 2012 compared to income tax expense of $0.9 million for the first six months of 2011. The Company’s effective tax rate in 2012 and 2011 was substantially higher than the statutory rate due to noncontrolling interest charges, offset by non-deductible stock based compensation.  In addition, effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (losses) attributable to equity-accounted affiliate operations. For the first six months of 2012 and 2011 the income was $0.3 million.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $3.0 million for the first six months of 2012, a decrease of $1.1 million from the $4.1 million of noncontrolling interest expense incurred during the first six months of 2011, primarily due to decreased profitability of certain entities which are not wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss of $2.2 million, from discontinued operations in 2012 and $0.9 million in 2011, resulted from the operating results and write-off of our investments in a division of Accent Marketing Services, LLC called Performance Marketing Group, a division of Redscout LLC called Redscout Ventures, and a start-up called The Bull-Whitehouse, LLC.

Net Loss attributable to MDC Partners Inc .

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first six months of 2012 was $46.4 million or a loss of $1.52 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $7.4 million or a loss of $0.25 per diluted share reported for the first six months of 2011.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2012	As of and for the six months ended June 30, 2011	As of and for the year ended December 31, 2011
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$71,696	$5,704	$8,096
Working capital (deficit)	$(157,837)	$(48,674)	$(127,888)
Cash from operations	$(6,561)	$(25,702)	$4,548
Cash from investing	$26,350	$(18,905)	$(30,436)
Cash from financing	$44,187	$39,534	$23,299
Long-term debt to total equity ratio	(32.19)	4.52	(29.76)
Fixed charge coverage ratio	N/A	1.09	N/A
Fixed charge deficiency	$37,453	$ N/A	$29,453

As of June 30, 2012 and December 31, 2011, $0.7 million and $0.9 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the WF Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At June 30, 2012, the Company had a working capital deficit of $157.8 million compared to a deficit of $127.9 million at December 31, 2011. The decrease in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2012, $1.3 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the WF Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2012 was $5.1 million. This was attributable primarily to a net loss from continuing operations of $41.1 million, an increase in accounts receivable of $35.5 million, an increase in expenditures billable to clients of $28.9 million, and an increase in prepaid expenses and other current assets of $0.8 million.  This use of cash was offset by depreciation and amortization and non-cash stock compensation of $46.0 million, an increase in advanced billings of $25.9 million, an increase in accounts payables, accruals, and other liabilities of $18.5 million and adjustments to deferred acquisition consideration for $6.7 million, and increase of deferred income tax of $2.8 million, and a decrease in other non-current assets and liabilities of $1.1 million. Discontinued operations attributable to MDC Partners used cash of $1.5 million in the six months ended June 30, 2012.

Cash flow used in continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2011 was $25.7 million. This was attributable primarily to a net operating loss from continuing operations of $2.3 million, payments of accounts payables, accruals, and other liabilities of $30.7 million, a decrease in advanced billings of $29.1 million, increase in accounts receivable of $7.0 million, in increase in prepaid and other current assets of $2.0 million, an increase in non current assets and liabilities of $3.1 million, and adjustment to deferred acquisition consideration of $0.6 million. This use of cash was offset by depreciation and amortization and non-cash stock compensation of $31.1 million, and a decrease in expenditures billable to clients of $18.6 million. Discontinued operations attributable to MDC Partners used cash of $0.2 million in the six months ended June 30, 2011.

Investing Activities

Cash flows used in investing activities were $26.4 million for the six months ended June 30, 2012, compared with a cash flow use of $18.9 million in the six months ended June 30, 2011.

In the six months ended June 30, 2012, capital expenditures totaled $9.6 million, of which $5.1 million was incurred by the Strategic Marketing Services segment, $4.2 million was incurred by the Performance Marketing Services segment, and $0.2 million was incurred by corporate.  These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Expenditures for capital assets in the six months ended June 30, 2011 were $8.3 million. Of this amount, $6.4 million was incurred by the Strategic Marketing Services segment and $1.7 million was incurred by the Performance Marketing services Segment and $0.2 million was incurred by corporate. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the six months ended June 30, 2012, cash flow provided by acquisitions net of deferred acquisition payments was $37.1 million related to the acquisitions of Doner, Dotbox, and TargetCast. In addition, the Company paid $1.5 million for other investments. These outflows were offset by $0.2 million of profit distributions from affiliates.

In the six months ended June 30, 2011, cash flow used for acquisitions and deferred acquisition payments was $12.9 million of which $11.1 million was net cash paid in the acquisition of equity interests in Anomaly, and $1.8 million was paid related to the settlement of deferred acquisition consideration. In addition, the Company paid $1.6 million for other investments.  These outflows were offset by $3.9 million of profit distributions from affiliates.

Financing Activities

During the six months ended June 30, 2012, cash flows provided by financing activities amounted to $44.2 million, and consisted primarily of proceeds from the revolving credit facility of $86.1 million and $27.1 million of bank overdrafts. These inflows were offset by $46.8 million of acquisition related payments, $13.3 million of dividend payments, the purchase of treasury shares for income tax withholding requirements of $2.9 million, and $5.6 million of distributions to noncontrolling partners.

During the six months ended June 30, 2011, cash flows provided by financing activities amounted to $39.5 million, and consisted primarily from proceeds of $61.1 million from the issuance of the additional $55 million 11% senior notes, proceeds of $34.5 million relating to the revolving credit facility and $1.0 million proceeds from the exercise of options, offset by acquisition related payments of $27.2 million, distributions to noncontrolling partners of $8.3 million, payment of dividends of $8.4 million, repayments of bank overdrafts of $7.2 million, deferred financing costs of $3.0 million, the purchase of treasury shares for income tax withholding requirements of $2.6 million, and repayments of long-term debt of $0.4 million.

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

Revolving Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75 million five year senior secured revolving credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100 million. On April 29, 2011, the Company entered into an additional amendment to increase the availability under the facility to $150 million and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s prior $185 million senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate (as defined) and (ii) Base Rate Loans bear interest at the Base Rate (as defined), plus (b) an applicable margin. The applicable margin for borrowings at June 30, 2012 is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to the lenders under the WF Credit Agreement in respect of unused commitments thereunder.

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

Debt as of June 30, 2012 was $471.4 million, an increase of $86.2 million, compared with $385.2 million outstanding at December 31, 2011.  This increase in debt was a result of borrowings on the revolving credit agreement.  At June 30, 2012, approximately $20.7 million was available under the WF Credit Agreement, which was limited to the current amounts outstanding by the 11% Senior Notes indenture.

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

Pursuant to the WF Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Agreement. For the period ended June 30, 2012, the Company’s calculation of each of these covenants, and the specific requirements under the WF Credit Agreement, respectively, were as follows:

June 30, 2012
Total Senior Leverage Ratio	0.70
Maximum per covenant	2.0

Total Leverage Ratio	3.97
Maximum per covenant	4.25

Fixed Charges Ratio	1.39
Minimum per covenant	1.25

Earnings before interest, taxes, depreciation and amortization	$104.0 million
Minimum per covenant	$94.6 million

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

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to six-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet June 30, 2012. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At June 30, 2012, there was $173.3 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period of 2011 to 2019. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2012, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $23.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $2.8 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $78.9 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $1.9 million of the estimated $23.9 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.3 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2012	2013	2014	2015	2016 & Thereafter	Total
	($ Millions)
Cash	$1.5	$7.9	$2.5	$3.4	$5.8	$21.1
Shares	0.4	0.6	0.9	0.5	0.4	2.8
	$1.9	$8.5	$3.4	$3.9	$6.2	$23.9	(1)
Operating income before depreciation and amortization to be received(2)	$1.4	$0.4	$0.7	$1.2	$0.6	$4.3
Cumulative operating income before depreciation and amortization(3)	$1.4	$1.8	$2.5	$3.7	$4.3		(5)

(1)	This amount in addition to put options only exercisable upon termination not within the control of the Company, or death, of $78.9 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2011 and first half of 2012 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.

(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed from 2009 to 2012 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.

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

Debt Instruments:   At June 30, 2012, the Company’s debt obligations consisted of amounts outstanding under its WF Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 11% interest rate. The WF Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given the level of borrowings under the WF Credit Agreement of $124.1 million, as of June 30, 2012, a 1.0% increase or decrease in the weighted average interest rate, which was 4.7% at June 30, 2012, would have an $1.2 million interest impact.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

August 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Tenth Amendment, dated July xx, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto.*

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

* Filed electronically herewith.

