Form 10-K
period 2012-12-31
MDC PARTNERS INC
filed 2013-03-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2012 was approximately $283.4 million, computed upon the basis of the closing sales price ($11.03/share) of the Class A subordinate voting shares on that date.

As of February 28, 2013, there were 31,840,151 outstanding shares of Class A subordinate voting shares without par value, and 2,503 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2013, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources & Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions”.

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

MDC is a leading provider of marketing, activation, communications and marketing effectiveness solutions and services to customers globally with operating units throughout the world.

MDC’s subsidiaries provide a comprehensive range of customized marketing, activation, communications and consulting services, including a wide range of advertising and consumer communication services, media management and effectiveness across all channels, interactive and mobile marketing, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, date and analytics and insights, corporate identity, design and branding, social media, marketing, product and service innovation, ecommerce and other related services.

Part I — Business

MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing, activation, communications and strategic consulting services to their clients. MDC Partners strives to be a partnership of marketing communications and consulting companies (or Partners) whose strategic, creative and innovative solutions are media-agnostic, challenge the status quo and achieve measurable superior returns on investment and transformative growth and business performance for clients and stakeholders.

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

The MDC model is driven by three key elements:

Perpetual Partnership.  The perpetual partnership creates ongoing alignment of interests to drive performance. The perpetual partnership model functions by (1) identifying the ‘right’ Partners with a sustainable differentiated position in the marketplace; (2) creating the ‘right’ Partnership structure generally by taking a majority ownership position and leaving a substantial noncontrolling equity or economic ownership position in the hands of operating management to incentivize long-term growth; (3) providing access to more strategic resources, best practices, and leveraging the network’s scale; and (4) focusing on delivering financial results.

Entrepreneurialism.  MDC’s Entrepreneurial spirit and that of its Partner firms is optimized through (1) its unique perpetual partnership model that incentivizes senior-level involvement and ambition; (2) Partner access to shared resources within the Corporate Group that allow individual firms to focus on client business and company growth; and (3) MDC’s collaborative creation of customized solutions to support and grow Partner businesses.

Human and Financial Capital.  The model balances accountability with financial flexibility and meaningful incentives to support growth.

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services

The Strategic Marketing Services segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, product and service innovation, and sales promotion to national and global clients. The Strategic Marketing Services segment is comprised of the following agencies: 72andSunny; Allison & Partners; Anomaly; Attention; Bruce Mau Design; Capital C; Colle + McVoy; Concentric Partners; Crispin Porter + Bogusky; Doner; Dotbox; Hello Design; henderson bas kohn; HL Group Partners; kbs+; Kwittken; Laird + Partners; The Media Kitchen; Mono Advertising; Redscout; Sloane & Company; Union; Varick Media Management; Veritas; Vitro and Yamamoto.

Performance Marketing Services

The Performance Marketing Services segment includes firms that provide consumer insights and analytic solutions to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment and growth for regional, national and global clients. The Performance Marketing Services segment is comprised of the following agencies: 6degrees Communications; Accent; AIC Publishing; Boom Marketing; Bryan Mills Iradesso; Communifx Partners; Computer Composition; Integrated Media Solutions; Kenna Communications; Northstar Research Partners; Onbrand; Relevent; RJ Palmer; Source Marketing; TargetCast; TargetCom; Team; Trade X and Maxxcom Global Media Group.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2012. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Other-Balance Sheet Commitments — Put Rights of Subsidiaries’ Noncontrolling Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

	% Owned at 12/31/12	Year of Initial Investment	Put/Call Options
Company			2013	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
72andSunny	51.0%	2010	—	Note 1
Allison & Partners	51.0%	2010	—	Note 2
Anomaly	60.0%	2011	—	Note 3
Attention	60.8%	2009	—	Note 4
Bruce Mau Design	75.0%	2004	100.0%	Note 5
Capital C Partners	82.1%	2010	—	Note 6
Colle + McVoy	95.0%	1999	100.0%	Note 7
Concentric Partners	70.0%	2011	—	Note 8
Crispin Porter + Bogusky	100.0%	2001	—	Note 9
Hello Design	49.0%	2004	—
Doner	30.0%	2012	70.0%	Note 10
Dotbox	100.0%	2012	—
henderson bas kohn	100.0%	2004	—	Note 11
HL Group Partners	92.8%	2007	—
kirshenbaum bond senecal + partners	100.0%	2004	—	Note 12
The Media Kitchen	100.0%	2010	—
Varick Media Management	100.0%	2010	—
Kwittken	60.0%	2010	—	Note 13
Laird + Partners	65.0%	2011	—	Note 14
Mono Advertising	49.9%	2004	70.0%	Note 15
Redscout	100.0%	2007	—
Sloane & Company	70.0%	2010	—	Note 16
Union	70.0%	2013	—	Note 17
Veritas	95.0%	1993	96.0%	Note 18
Vitro	71.4%	2004	—	Note 19
Yamamoto	100.0%	2000	—
Performance Marketing Services
6degrees Communications	66.3%	1993	77.3%	Note 20
Accent	100.0%	1999	—
AIC Publishing	51.0%	2011	—
Boom Marketing	85.0%	2005	—
Onbrand	100.0%	1992	—
Bryan Mills Iradesso	62.8%	1989	100.0%	Note 21
Computer Composition	100.0%	1988	—
Integrated Media Solutions	100.0%	2010	—	Note 22
Kenna Communications	80.0%	2010	—	Note 23
Maxxcom Global Media	100.0%	2012	—
Northstar Research Partners	91.8%	1998	100.0%	Note 24
Relevent	60.0%	2010	—
RJ Palmer	100.0%	2011	—
Source Marketing	91.0%	1998	—	Note 25
Communifx	100.0%	2010	—	Note 26
TargetCast	70.0%	2012	—	Note 27
TargetCom	100.0%	2000	—
TEAM	60.0%	2010	100.0%	Note 28
Trade X	75.0%	2011	—	Note 29

Notes

(1)	MDC has the right to increase its ownership interest in 72andSunny Partners LLC through acquisition of an incremental interest of up to 100% in 2016.
(2)	MDC has the right to increase its ownership interest in Allison & Partners LLC through acquisition of an incremental interest, and other holders have the right to put only upon termination to MDC the same incremental interest up to 100% of this entity in 2015.
(3)	MDC has the right to increase its ownership interest in Anomaly Partners LLC through acquisition of an incremental interest of up to 100% in 2015.
(4)	Attention Partners LLC is owned by HL Group Partners, LLC. HL Group Partners, LLC has the right to increase its ownership in Attention Partners, LLC through acquisitions of incremental interests, and the other interest holders has the right to put to HL Group Partners, LLC the same incremental interests up to 100% only upon termination.
(5)	Effective January 24, 2013, MDC owns 100% of the equity interests of each of Bruce Mau Holdings Ltd. And Bruce Mau Design (USA) LLC.
(6)	MDC has the right to increase its ownership interest in Capital C Partners LP through acquisition of an incremental interests, up to 90% in 2015, and up to 100% in 2017.
(7)	MDC has the right to increase its economic ownership in Colle + McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2013.
(8)	MDC has the right to increase its ownership in Concentric Partners LLC through acquisition of an incremental interest of up to 100% in 2016.
(9)	Includes Crispin Porter & Bogusky LLC, and certain other domestic and international operating subsidiaries.
(10)	MDC has the right to increase its ownership in Doner Partners LLC through conversion of preferred interests and/or acquisitions of incremental interests, up to 70% of this entity in 2013 and up to 100% in 2017.
(11)	Effective June 13, 2012, MDC increased its economic ownership in henderson bas kohn to 100%. Effective January 1, 2013, MDC merged the operations into Kenna Communications LP.
(12)	Consists of Kirshenbaum Bond Senecal + Partners LLC, Kwittken PR LLC, Varick Media Management LLC, certain other domestic and international operating subsidiaries, and The Media Kitchen, a division of kirshenbaum bond senecal + partners.
(13)	MDC has the right to increase its ownership in Kwittken PR LLC through acquisitions of incremental interests, up to 100% of this entity in 2015.
(14)	MDC has the right to increase its ownership in Laird + Partners New York LLC through acquisition of an incremental interest of up to 100% in 2016.
(15)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 70.0% in 2013 and up to 75.0% in 2014.
(16)	MDC has the right to increase its ownership interest in Sloane & Company LLC through acquisition of incremental interests, and other interest holders have the right to put to MDC the same incremental interests up to 100% in 2015.
(17)	MDC has the right to increase its ownership in Union Advertising Canada, LP through acquisition of incremental interests, up to 80% of this entity in 2018, 90% in 2019, and 100% in 2020.

(18)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 96% of this entity in 2013, up to 98.3% in 2014 and 100% in 2015.
(19)	Effective January 1, 2012, Vitro Robertson, LLC and Skinny NYC, LLC were combined into a new entity Vitro Partners, LLC. MDC has the right to increase its ownership in Vitro Partners, LLC through acquisition interests, and other interest holders have the right to put to MDC the same incremental interests up to 77.9% of this entity in 2015, and up to 100% in 2017.
(20)	Subject to certain conditions, MDC has the right to increase its ownership in 6degrees Integrated Communications Corp. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 77.3% of this entity in 2013.
(21)	MDC has the right to increase its ownership in Bryan Mills Iradesso, Corp. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2013.
(22)	Effective December 13, 2012, MDC increased its ownership interest in Integrated Media Solutions Partners LLC to 100%.
(23)	MDC has the right to increase its ownership interest in Kenna Communications LP through acquisition of an incremental interest, up to 100% in 2015.
(24)	The Northstar Research Partners Group consists of Northstar Research Holdings USA LP and Northstar Research Holdings Canada Inc. MDC has the right to increase its ownership in Northstar Research Canada through acquisitions of incremental interests, and the other holders have the right to put to MDC the same incremental interests, up to 100% of this entity in 2013.
(25)	Effective October 1, 2012, MDC increased its ownership interest in Source Marketing, LLC. MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 100% in 2015.
(26)	Effective April 1, 2012, MDC increased its ownership interest in Communifx Partners to 100%. In addition, MDC has merged the operations into Source Marketing, LLC.
(27)	MDC has the right to increase its ownership in TargetCast LLC through acquisitions of incremental interests of up to 75% of this entity in 2015, 80% in 2016, and 100% in 2017.
(28)	TEAM consists of The Arsenal LLC (f/k/a Team Holdings LLC) and its wholly-owned subsidiaries. MDC has the right to increase its ownership in The Arsenal, LLC, through acquisition of an incremental interest, up to 100% of this entity in 2013.
(29)	MDC has the right to increase its ownership interest in Trade X Partners LLC through acquisitions of incremental interests up to 100% in 2015.

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

Competition

In the competitive, highly fragmented marketing and communications industry, the Company’s operating companies compete for business with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s operating companies also faces competition from numerous independent agencies that operate in multiple markets. MDC’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with disruptive marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among the entrepreneurial operating companies through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs by crafting custom integrated solutions.

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

Industry Trends

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services and database marketing and analytics are consuming a growing portion of marketing dollars. The Company believes this is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, public relations, etc). The notion of a mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a customized message and/or different, often non-traditional, channels of communication and connection to their e-commerce capabilities. Global marketers now demand breakthrough and integrated creative ideas, and no longer require traditional brick-and-mortar communications partners in every market to optimize the effectiveness of their marketing efforts. Combined with the fragmentation of the media landscape, these factors provide new opportunities for small to mid-sized communications companies like those in the MDC network. In addition, marketers now require ever greater speed-to-market to drive financial returns on their marketing and media investment, causing them to turn to more nimble, entrepreneurial and collaborative communications firms like MDC Partners.

There are several recent economic and industry trends that affect or may be expected to affect the Company’s results of operations. For example, the rapid increase in the amount of revenue attributable to digital offerings is indicative of the changing needs of clients and the evolving competitive landscape. Changes in the way consumers interact with media due to increased use of the Internet and adoption of smartphones has led to increased demand for digital offerings, which we expect could have a positive impact on our results of operation.

The increase of expenses at a greater rate than revenues over recent periods reflects both the increase in expenses for deferred acquisition consideration and from our investment in headcount for certain growth initiatives. Should our acquisitions continue to outperform current expectations, expenses for deferred acquisition consideration could increase as well in future periods. If our growth initiatives do not provide sufficient revenue to offset the incremental costs in future periods, profits could be reduced and severance expense could be incurred in order to return to targeted profit margins over time.

Over the last several years, client procurement departments have begun to focus on marketing services company fees to ensure efficiency of the investment the client is making in marketing. This has led to a more competitive pricing environment and increased efforts on delivering and measuring proper value for the fees received from clients. We have invested in resources to work with client procurement departments to ensure that we are able to deliver against client goals in a mutually beneficial way. For example, we have explored new compensation models, such as performance-based incentive payments, in order to meet to greater align our success with our clients. These incentive payments may offset negative pricing pressure from client procurement departments.

Clients

The Company serves clients in virtually every industry, and in many cases, the same clients in various locations, and through several partner firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis — Executive Overview” for a further discussion of MDC’s arrangements with its clients.

During 2012, 2011 and 2010, the Company’s largest client, Sprint, accounted for approximately 5%, 6% and 8% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 26%, 29% and 37% of 2012, 2011 and 2010 revenues, respectively.

Employees

As of December 31, 2012, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	3,480
Performance Marketing Services	4,456
Corporate	48
Total	7,984

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

Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009 and 2010. In 2011 and 2012, the United States experienced modest economic growth, but the pace of the global economic recovery is uneven and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position in 2013.

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

We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to the WF Credit Agreement or the 11% Notes, or reduced liquidity. Our 10 largest clients (measured by revenue generated) accounted for 26% of revenue in 2012.

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

MDC uses amounts available under the WF Credit Agreement, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry, including through contingent deferred acquisition payments.

The Company is currently in compliance with all of the terms and conditions of the WF Credit Agreement. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the WF Credit Agreement, or if MDC was prevented from accessing such lines of credit due to other restrictions such as those in the indenture governing the 11% Notes, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments would be materially adversely affected.

We have significant contingent obligations related to deferred acquisition consideration and minority interests in our subsidiaries, which will require us to utilize our cash flow and/or to incur additional debt to satisfy.

The Company has made a number of acquisitions for which it has deferred payment of a portion of the purchase price, usually for a period between one to five years after the acquisition. The deferred acquisition consideration is generally payable based on achievement of certain thresholds of future earnings of the acquired company and, in certain cases, also based on the rate of growth of those earnings. Once any contingency is resolved, the Company may pay the contingent consideration over time.

The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are re-measured each quarter. At December 31, 2012, these aggregate liabilities were $196.4 million, of which $104.3 million, $40.4 million, $29.9 million and $21.8 million would be payable in 2013, 2014, 2015 and thereafter, respectively.

In addition to the Company’s obligations for deferred acquisition consideration, managers of certain of the Company’s acquired subsidiaries hold minority interests in such subsidiaries. In the case of certain minority interests related to acquisitions, the founder is entitled to a proportionate distribution of earnings from the relevant subsidiary, which is recognized on the Company’s consolidated income statement under “Net income attributable to the non-controlling interests.”

The minority shareholder often has the right to require the Company to purchase all or part of its interest, either at specified dates or upon the termination of such shareholder’s employment with the subsidiary or death (put rights). In addition, the Company usually has rights to call the minority shareholder’s interest at a specified date. The purchase price for both puts and calls is typically calculated based on specified formulas tied to the financial performance of the subsidiary.

The Company recorded $118.0 million on its December 31, 2012 balance sheet as Redeemable Noncontrolling Interests for its estimated obligations in respect of minority shareholder put and call rights based on the current performance of the subsidiaries, $15.9 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of Redeemable Noncontrolling Interests attributable to put or call rights exercisable only upon termination of employment or death. No obligation is recorded on the balance sheet for minority interests for which the Company has a call right but the minority holder has no put right.

Payments to be made by the Company in respect of deferred acquisition consideration and minority shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2012. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and minority share interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar minority share interests to managers of its subsidiaries unrelated to acquisitions.

The Company expects that its obligations in respect of deferred acquisition consideration and payments to minority shareholders under put and call rights will be a significant use of the Company’s liquidity in the foreseeable future, whether in the form of free cash flow or borrowings under the Company’s revolving credit facility or from other funding sources. For further information, see the disclosure under the heading “Business — Ownership Information” and the heading “Liquidity and Capital Resources”.

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

The increase of expenses at a greater rate than revenues over recent periods reflects both the increase in expenses for deferred acquisition consideration and from our investment in headcount for certain growth initiatives. Should our acquisitions continue to outperform current expectations, expenses for deferred acquisition consideration could increase as well in future periods. If our growth initiatives do not provide sufficient revenue to offset the incremental costs in future periods, profits could be reduced and severance expense could be incurred in order to return to targeted profit margins over time.

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

To increase its revenues, MDC needs to obtain additional clients or generate demand for additional services from existing clients. MDC’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans and internal resources, as well as the quality of MDC’s employees, services and reputation and the breadth of its services. To the extent MDC cannot generate new business from new and existing clients due to these limitations, MDC’s ability to grow its business and to increase its revenues will be limited.

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

As of December 31, 2012, MDC had $431.7 million net of original issue discount of indebtedness. In addition, we expect to make additional drawings under the WF Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

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

•	make it more difficult for us to satisfy our obligations with respect to the 11% Notes;
•	make it difficult for us to meet our obligations with respect to our contingent deferred acquisition payments;
•	limit our ability to increase our ownership stake in our Partner firms;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other activities;
•	limit our flexibility in planning for, or reacting to, changes in our business and the advertising industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, particularly in concert with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds or take other actions.

Despite our current debt levels, we may be able to incur substantially more indebtedness, which could further increase the risks associated with our leverage.

We may incur substantial additional indebtedness in the future. The terms of our Credit Agreement and the indenture governing the 11% Notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. If we or our subsidiaries incur additional indebtedness, the related risks that we face could increase.

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

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is the Toronto Stock Exchange (symbol: “MDZ.A”). As of March 1, 2013, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2012 and 2011, are as follows:

Nasdaq

Quarter Ended	High	Low
	($ per Share)
March 31, 2011	19.08	15.84
June 30, 2011	20.11	15.16
September 30, 2011	20.99	12.62
December 31, 2011	17.87	12.68
March 31, 2012	14.51	11.10
June 30, 2012	11.50	9.24
September 30, 2012	12.85	9.24
December 31, 2012	12.90	9.35

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C$ per Share)
March 31, 2011	18.55	15.79
June 30, 2011	18.45	14.57
September 30, 2011	19.00	12.50
December 31, 2011	17.42	13.50
March 31, 2012	14.49	11.26
June 30, 2012	11.54	9.29
September 30, 2012	12.26	9.19
December 31, 2012	12.49	9.50

As of February 28, 2013, the last reported sale price of the Class A subordinate voting shares was $13.75 on NASDAQ and C$14.15 on the Toronto Stock Exchange.

Dividend Practice

In 2012, MDC’s board of directors declared the following dividends: a $0.28 per share dividend to all shareholders of record as of the close of business on May 8, 2012; and a $0.28 per share dividend to all shareholders of record as of the close of business on December 20, 2012. MDC’s practice is to pay dividends only out of excess free cash flow from operations. MDC is further limited in the extent to which we are able to pay dividends under our Credit Agreement and the indenture governing the 11% Notes. The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 11% Notes, future earnings, capital requirements, our general financial condition and general business conditions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2012.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	75,000	$9.53	1,777,547
Stock appreciation rights	2,067,303 (1)	$3.74	818,110
Not approved by stockholders:
None	—	—	—

(1)	Based on December 31, 2012 closing Class A subordinate voting share price on NASDAQ of $11.30.

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

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2012, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement, the Company is currently restricted from repurchasing its shares in the open market.

During 2012, the Company’s employees surrendered 244,253 Class A shares valued at approximately $3.3 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2012.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,070,711	$940,403	$688,826	$536,491	$575,404
Operating profit (loss)	$(17,908)	$11,679	$31,534	$22,716	$21,404
Income (loss) from continuing operations	$(73,999)	$(73,120)	$(177)	$(9,521)	$19,629
Stock-based compensation included in income (loss) from continuing operations	$32,197	$23,657	$16,507	$15,444	$14,437
Earnings (Loss) per Share
Basic
Continuing operations attributable to MDC Partners Inc.	$(2.60)	$(2.80)	$(0.38)	$(0.55)	$0.42
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(2.60)	$(2.80)	$(0.38)	$(0.55)	$0.41
Cash dividends declared per share	$0.56	$0.70	$0.34	$—	$—
Financial Position Data
Total assets	$1,344,945	$1,055,745	$914,348	$604,519	$529,239
Total debt	$431,703	$385,174	$286,216	$217,946	$181,498
Redeemable noncontrolling interests	$117,953	$107,432	$77,560	$33,728	$21,751
Deferred acquisition consideration	$196,446	$137,223	$107,991	$30,645	$5,538
Fixed charge coverage ratio	N/A	N/A	N/A	N/A	2.08
Fixed charge deficiency	$63,791	$27,014	$570	779	N/A

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2012

During 2012, the Company completed a number of acquisitions. Please see Note 4 of the notes to the consolidated financial statements included herein for a summary of these acquisitions.

On December 10, 2012, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $80 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $83.2 million, which included an original issue premium of $4.8 million, and underwriter fees of $1.6 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.

During 2012, the Company discontinued a subsidiary and certain operating divisions. All periods have been restated to reflect these discontinued operations. See Note 10 of the Notes to the Consolidated Financial Statements included herein.

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

Effective December 31, 2011, the Company discontinued an operating division. All periods reflect this discontinued operation. See Note 10 of the Notes to the Consolidated Financial Statements included herein.

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

Effective September 30, 2010, the Company ceased a subsidiary. All periods reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

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

Effective December 31, 2008, three of the Company’s operating subsidiaries were deemed discontinued operations. All periods reflect these discontinued operations. See Note 10 of the notes to the consolidated financial statements included herein.

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

Marketing Communications Businesses

Through its operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the world.

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

Certain Factors Affecting Our Business

Overall Factors Affecting our Business and Results of Operations.  The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are; clients’ desire to change marketing communication firms, and the creative product our firms are offering. A client may choose to change marketing communication firms for a number of reasons, such as a change in top management and the new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and they feel a change is in order to generate additional revenues.

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

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2010 to 2012 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” in the notes to the consolidated financial statements.

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

Fourth Quarter Results.  Revenues for the fourth quarter of 2012 increased to $294.6 million, compared to 2011 fourth quarter revenues of $254.1 million. The increase consisted of organic growth of $30.1 million, acquisition revenue of $9.2 million and $1.2 million due to foreign currency fluctuations. The Strategic Marketing Services segment had revenue growth of $35.3 million in 2012, of which $29.1 million was organic and $5.5 million was acquisition related. The Performance Marketing Services segment had increased revenue of $5.3 million in 2012 of which $1.0 million was organic and $3.7 million was acquisition related. Operating results for the fourth quarter of 2012 resulted in a loss of $7.1 million compared to a loss of $3.8 million in 2011. The decrease in operating profits was primarily related to an increase in estimated deferred acquisition consideration adjustments of $21.1 million offset in part by an increase in revenue. Loss from continuing operations for the fourth quarter of 2012 was $22.1 million compared to $54.7 million in 2011. Interest expense was higher in 2012 by $1.3 million, however income tax expense was lower by $37.3 million and equity in earnings of affiliates was income in 2012 of $0.2 million compared to nil in 2011. Interest expense increased due to the additional outstanding debt in 2012, relating to higher outstanding borrowing under the WF Credit Agreement and the 11% Notes issued in December 2012. Income tax expense was lower due to the additional valuation allowance reserves and non-deductible stock-based compensation in 2011 compared to what was needed in 2012.

Summary of Key Transactions

Year Ended December 31, 2012

The Company completed several key acquisitions and transactions in 2012. These acquisitions included the acquisition of Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”), a full service integrated media agency.

The total aggregate purchase price for these 2012 transactions was $82.8 million, which included closing cash payments equal to $18.5 million and $8.0 million of working capital payments, plus additional estimated contingent purchase payments in future years of approximately $59.5 million. See Note 4 of the notes to the consolidated financial statements included herein for additional information on these and other acquisitions.

On December 10, 2012, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $80 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $83.2 million, which included an original issue premium of $4.8 million, less underwriter fees of $1.6 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.

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

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$721,228	$349,483	$—	$1,070,711
Cost of services sold	480,820	258,301	—	739,121
Office and general expenses	190,242	73,995	38,847	303,084
Depreciation and amortization	27,455	17,617	1,342	46,414
Operating profit (loss)	22,711	(430)	(40,189)	(17,908)
Other income (expense):
Other income, net				117
Foreign exchange loss				(976)
Interest expense and finance charges, net				(46,312)
Loss from continuing operations before income taxes, equity in affiliates				(65,079)
Income tax expense				9,553
Loss from continuing operations before equity in affiliates				(74,632)
Equity in earnings of affiliates				633
Loss from continuing operations				(73,999)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(5,428)
Net loss				(79,427)
Net income attributable to noncontrolling interests	(4,538)	(1,474)	—	(6,012)
Net loss attributable to MDC Partners Inc.				$(85,439)
Stock-based compensation	$9,186	$8,227	$14,784	$32,197

	For the Year Ended December 31, 2011
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$608,022	$332,381	$—	$940,403
Cost of services sold	425,316	244,674	—	669,990
Office and general expenses	137,824	45,258	35,432	218,514
Depreciation and amortization	22,378	17,016	826	40,220
Operating Profit (Loss)	22,504	25,433	(36,258)	11,679
Other Income (Expense):
Other income, net				116
Foreign exchange loss				(1,677)
Interest expense and finance charges, net				(41,716)
Loss from continuing operations before income taxes, equity in affiliates				(31,598)
Income tax expense				41,735
Loss from continuing operations before equity in affiliates				(73,333)
Equity in earnings of affiliates				213
Loss from continuing operations				(73,120)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(3,167)
Net loss				(76,287)
Net income attributable to noncontrolling interests	(6,414)	(1,973)	—	(8,387)
Net loss attributable to MDC Partners Inc.				$(84,674)
Stock-based compensation	$5,149	$3,695	$14,813	$23,657

	For the Year Ended December 31, 2010
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$438,941	$249,885	$—	$688,826
Cost of services sold	288,916	183,202	—	472,118
Office and general expenses	90,495	38,230	22,291	151,016
Depreciation and amortization	17,917	15,873	368	34,158
Operating Profit (Loss)	41,613	12,580	(22,659)	31,534
Other Income (Expense):
Other expense, net				381
Foreign exchange gain				69
Interest expense and finance charges, net				(33,192)
Loss from continuing operations before income taxes, equity in affiliates				(1,208)
Income tax recovery				(165)
Loss from continuing operations before equity in affiliates				(1,043)
Equity in earnings of affiliates				866
Loss from continuing operations				(177)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(4,885)
Net loss				(5,062)
Net income attributable to noncontrolling interests	(7,211)	(3,167)	—	(10,378)
Net loss attributable to MDC Partners Inc.				$(15,440)
Stock-based compensation	$7,282	$1,992	$7,233	$16,507

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue was $1.07 billion for the year ended 2012, representing an increase of $130.3 million, or 13.9%, compared to revenue of $940.4 million for the year ended 2011. This increase relates primarily to acquisition growth of $54.2 million and an increase in organic revenue of $78.6 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2012, resulted in a decrease of $2.5 million.

Operating loss for the year ended 2012 was $17.9 million, compared to operating profits of $11.7 million in 2011. Operating profit decreased by $25.9 million in the Performance Marketing Services segment, and was offset by an increase of $0.2 million in the Strategic Marketing Services segment. Corporate operating expenses increased by $3.9 million in 2012.

Loss from continuing operations was a loss of $74.0 million in 2012, compared to a loss of $73.1 million in 2011. This increase in loss of $0.9 million was primarily attributable to a decrease in operating profits of $29.6 million and an increase in deferred acquisition consideration of $40.4 million, and an increase in net interest expense equal to $4.6 million, offset by the decrease in tax expense of $32.2 million. The increase in net interest expense was primarily due to higher outstanding borrowing under the WF Credit Agreement and the Company’s outstanding 11% notes. These amounts were impacted by a decrease in foreign exchange losses of $0.7 million in 2012 and an increase in equity in earnings of non-consolidated affiliates of $0.4 million.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $1.07 billion in the aggregate in 2012, compared to $940.4 million in 2011, representing a year-over-year increase of 13.9%.

The components of the revenue for 2012 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2011	$940,403
Acquisition	54,198	5.8%
Organic	78,648	8.4%
Foreign exchange impact	(2,538)	(0.3)%
Year ended December 31, 2012	$1,070,711	13.9%

The geographic mix in revenues was relatively consistent between 2012 and 2011 and is demonstrated in the following table:

	2012	2011
US	81%	80%
Canada	14%	16%
Europe and other	5%	4%

The operating profit of the Marketing Communications Group decreased by approximately 53.5% to $22.3 million in 2012, from $47.9 million in 2011. The decrease in operating profit of $25.6 million was primarily due to an increase in estimated deferred acquisition consideration adjustments of $40.4 million, an increase in non-cash stock based compensation of $8.6 million and increased depreciation and amortization of $5.7 million, all due to acquisitions. These amounts were offset by $29.1 million of increased operating profits driven by the increase in revenue following the Company’s strategic investment spending in 2011. Operating margins decreased to 2.1% for 2012, compared to 5.1% for 2011. This decrease in operating margin was primarily related to an increase in office and general expenses as a percentage of revenue from 19.5% in 2011, to 24.7% in 2012. This increase was primarily due to estimated deferred acquisition consideration adjustments as a percentage of revenue which increased to 5.0% in 2012 compared to 1.3% in 2011. In addition, total staff costs increased as a percentage of revenue from 55.2% in 2011, to 59.4% in 2012. Offsetting these increases was a decrease in reimbursed client related direct costs (excluding staff costs) as a percentage of revenue from 22.7% in 2011, to 16.8% in 2012.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2012 were $721.2 million, compared to $608.0 million in 2011. The year-over-year increase of $113.2 million, or 18.6%, was attributable primarily to organic growth of $76.2 million or 12.5%; and acquisition growth of $38.6 million or 6.4%; these increases were offset by a foreign exchange translation decrease of $1.6 million due to the strengthening of the US dollar compared to the Canadian dollar. This organic revenue growth was driven by net new business wins.

The operating profit of Strategic Marketing Services increased by $0.2 million to $22.7 million in 2012, from $22.5 million in 2011. Operating margins decreased to 3.1% in 2012 from 3.7% in 2011. The increase in operating profit is primarily related to the increase in revenue. This increase was offset by an increase in estimated deferred acquisition consideration adjustments of $24.3 million, increased depreciation and amortization of $5.1 million due to acquisitions, and an increase in non-cash stock based compensation of $4.0 million. The decrease in operating margin was primarily related to an increase in office and general expenses as a percentage of revenue from 22.7% in 2011 to 26.3% in 2012 due to the increased estimated deferred acquisition consideration adjustments of 6.6% in 2012 compared to 3.9% in 2011. In addition, total staff costs as a percentage of revenue increased from 56.2% in 2011 to 60.0% in 2012. Depreciation and amortization increased as a percentage of revenue from 3.7% during 2011 to 3.8% during 2012. Offsetting this decrease in margins was a decrease in direct costs (excluding staff costs) as a percentage of revenues from 20.1% of revenue in 2011, to 13.2% of revenue in 2012.

Performance Marketing Services

Performance Marketing Services generated revenues of $349.5 million for 2012, an increase of $17.1 million, or 5.1%, compared to revenues of $332.4 million in 2011. The year-over-year increase was attributable primarily to acquisition growth of $15.6 million, organic revenue growth of $2.4 million, and a foreign translation decrease of $0.9 million. This organic revenue growth was driven by net new business wins.

The operating profit of Performance Marketing Services decreased by $25.8 million to a loss of $0.4 million in 2012, from an operating profit of $25.4 million in 2011. Operating margins decreased from 7.7% in 2011 compared to an operating margin loss of 0.1% in 2012. The decrease in operating profit was primarily due to an increase in estimated deferred acquisition consideration adjustments of $16.1 million and increased non-cash stock based compensation of $4.5 million. This decrease was offset in part by increased revenue. The decrease in operating margin in 2012 was due primarily to an increase in total staff costs as a percentage of revenue from 53.5% in 2011 to 58.2% in 2012. Office and general expenses as a percentage of revenue increased from 13.6% in 2011 to 21.2% in 2012 due to an increase in estimated deferred acquisition consideration adjustments as a percentage of revenue of 1.5% in 2012 from a positive net adjustment of 3.2% in 2011, and an increase in non-cash stock based compensation expense of $4.5 million. Offsetting these increases was a decrease in direct costs (excluding staff costs) as a percentage of revenue from 27.5% in 2011 to 24.1% in 2012.

Corporate

Operating costs related to the Company’s Corporate operations increased by $3.9 million to $40.2 million in 2012, compared to $36.3 million in 2011. This increase was primarily related to increased compensation and related costs of $3.6 million. Additional depreciation and amortization and advertising and promotion costs were offset by decreases in, occupancy, travel and entertainment, professional fees, and other administrative costs.

Other Expense, Net

Other expense, net, remained consistent at income of $0.1 million.

Foreign Exchange

The foreign exchange loss was $1.0 million for 2012, compared to a loss of $1.7 million recorded in 2011. This unrealized loss was due primarily to the fluctuation in the US dollar during 2012 and 2011 compared to the Canadian dollar relating to the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for 2012 was $46.3 million, an increase of $4.6 million over the $41.7 million net interest expense incurred during 2011. Interest expense increased $4.6 million in 2012 due to the additional borrowings under the Company’s WF Credit Agreement throughout 2012 and an additional $80 million 11% notes issued in December 2012. Interest income in 2012 was consistent at $0.2 million.

Income Tax Expense

Income tax expense in 2012 was $9.6 million compared to $41.7 million for 2011. The Company’s effective tax rate was substantially higher than the statutory rate in 2011 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income (loss) attributable to equity-accounted affiliate operations. In 2012, the Company recorded income of $0.6 million compared to income of $0.2 million in 2011.

Noncontrolling Interests

Noncontrolling interest expense was $6.0 million for 2012, a decrease of $2.4 million from the $8.4 million of noncontrolling interest expense incurred during 2011. The decrease relates to step-up transactions of entities the Company does not own 100%, both the Strategic Marketing Services and Performance Marketing Service segments.

Discontinued Operations

The loss net of taxes from discontinued operations for 2012 was $5.4 million and $3.2 million in 2011.

Net Loss Attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2012 was $85.4 million or loss of $2.78 per diluted share, compared to a net loss of $84.7 million or $2.91 per diluted share reported for 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue was $940.4 million for the year ended 2011, representing an increase of $251.6 million, or 36.5%, compared to revenue of $688.8 million for the year ended 2010. This increase relates primarily to acquisition growth of $132.1 million and an increase in organic revenue of $114.7 million. In addition, a weakening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2011, resulted in an increase of $4.8 million.

Operating profit for the year ended 2011 was $11.7 million, compared to $31.5 million in 2010. Operating profit decreased by $19.1 million in the Strategic Marketing Services, and was offset by an increase of $12.8 million within the Performance Marketing Services segment. Corporate operating expenses increased by $13.6 million in 2011.

Loss from continuing operations was a loss of $73.1 million in 2011, compared to a loss of $0.2 million in 2010. This increase in loss of $72.9 million was primarily attributable to the decrease in operating profit of $19.9 million, an increase in tax expense of $41.9 million and an increase in net interest expense equal to

$8.5 million. This increase in net interest expense was primarily due to the Company’s outstanding 11% notes. These amounts were impacted by an increase in foreign exchange losses from a gain of $0.1 million in 2010 to a loss of $1.7 million in 2011, and a decrease in other income, net of $0.3 million and a decrease in equity in earnings of non-consolidated affiliates of $0.7 million.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $940.4 million in the aggregate in 2011, compared to $688.8 million in 2010, representing a year-over-year increase of 36.5%.

The components of the revenue for 2011 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2010	$688,826
Acquisition	132,102	19.2%
Organic	114,713	16.6%
Foreign exchange impact	4,762	0.7%
Year ended December 31, 2011	$940,403	36.5%

The geographic mix in revenues was relatively consistent between 2011 and 2010 and is demonstrated in the following table:

	2011	2010
US	80%	83%
Canada	16%	14%
Europe and other	4%	3%

The operating profit of the Marketing Communications Group decreased by approximately 11.5% to $47.9 million in 2011, from $54.2 million in 2010. The decrease in operating profit of $6.3 million was primarily due to an increase in acquisition related costs and estimated deferred acquisition consideration adjustments of $12.4 million, and increased depreciation and amortization of $5.6 million, due to acquisitions. These amounts were offset by $11.3 million of increased operating profits related to the increase in revenue and a $0.4 million decrease in non-cash stock based compensation, despite the Company’s strategic investments in talent, new office locations, and other growth investments. Operating margins decreased to 5.1% for 2011 compared to 7.9% for 2010. This decrease in operating margin was primarily related to an increase in reimbursed client related direct costs (excluding staff costs) as a percentage of revenues from 18.4% of revenue in 2010 to 22.7% of revenue in 2011. This increase in reimbursed client related direct costs is due to the requirement that certain costs be included in both revenue and direct costs due to the Company acting as principle versus agent for certain client contracts. In addition, margins were negatively impacted by an increase in office and general expenses as a percentage of revenue from 18.7% in 2010 to 19.5% in 2011 primarily due to acquisition related costs and estimated deferred acquisition consideration adjustments as a percentage of revenue of 1.7% in 2011 compared to 0.5% in 2010. Offsetting these increases was a reduction in total staff costs as a percentage of revenues from 59.0% in 2010, to 57.4% in 2011. In addition, depreciation and amortization expenses decreased as a percentage of revenue from 4.9% in 2010, to 4.2% in 2011, due to the increase in revenue in 2011.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2011 were $608.0 million, compared to $438.9 million in 2010. The year-over-year increase of $169.1 million, or 38.5%, was attributable primarily to organic growth of $81.5 million or 18.6%; acquisition growth of $84.7 million or 19.3%; and a foreign exchange translation of $2.9 million due to the weakening of the US dollar compared to the Canadian dollar. This organic revenue growth was driven by net new business wins.

The operating profit of Strategic Marketing Services decreased by $19.1 million to $22.5 million in 2011 from $41.6 million in 2010. Operating margins decreased to 3.7% in 2011 from 9.5% in 2010. The decrease in operating profit was primarily due to an increase in acquisition related costs and estimated deferred acquisition consideration adjustments of $21.7 million, increased depreciation and amortization of $4.5 million, due to acquisitions, offset by $5.0 million of increased operating profits related to increased revenue, and a decrease in non-cash stock based compensation of $2.1 million. The decrease in operating margin was primarily related to an increase in direct costs (excluding staff costs) as a percentage of revenues from 13.9% of revenue in 2010, to 20.0% of revenue in 2011. In addition, margins were negatively impacted by an increase in office and general expenses as a percentage of revenue from 20.6% in 2010 to 22.7% in 2011 due to the increased acquisition related costs and estimated deferred acquisition consideration adjustments of 4.0% in 2011 compared to 0.4% in 2010 offset in part from the increase in revenue. Offsetting these increases, total staff costs as a percentage of revenue decreased from 58.6% in 2010 to 56.2% in 2011, despite the Company’s investment in talent. Depreciation and amortization decreased as a percentage of revenue from 4.1% during 2010 to 3.7% during 2011, due to the increase in revenues.

Performance Marketing Services

Performance Marketing Services generated revenues of $332.4 million for 2011, an increase of $82.5 million, or 33.0%, compared to revenues of $249.9 million in 2010. The year-over-year increase was attributable primarily to acquisition growth of $47.4 million, organic revenue growth of $33.3 million, and a foreign translation increase of $1.8 million. This organic revenue growth was driven by net new business wins.

The operating profit of Performance Marketing Services increased by $12.9 million to $25.4 million in 2011, from an operating profit of $12.6 million in 2010. Operating margins improved from 5.0% in 2010 compared to 7.7% in 2011. The increase in operating profit was primarily due to a decrease in acquisition related costs and estimated deferred acquisition consideration adjustments of $9.3 million and $6.4 million relating to increased revenue. These increases were offset in part from increased depreciation and amortization of $1.1 million, due to acquisitions and increased non-cash stock based compensation of $1.7 million. The increase in operating margin in 2011 was due primarily to a decrease in total staff costs as a percentage of revenue from 54.8% in 2010 to 53.4% in 2011. Office and general expenses as a percentage of revenue decreased from 15.3% in 2010 to 13.6% in 2011 due to a decrease in acquisition related costs and estimated deferred acquisition consideration adjustments as a percentage of revenue of a positive net adjustment of 0.3% in 2010 to a larger positive net adjustment of 3.0% in 2011. This decrease was offset by an increase in non-cash stock based compensation expense of $1.7 million. In addition, depreciation and amortization expense decreased as a percentage of revenue from 6.4% in 2010 to 5.1% in 2011, due to the increased revenue. Offsetting these decreases was an increase in direct costs (excluding staff costs) as a percentage of revenue from 26.3% in 2010 to 27.5% in 2011.

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

Net Interest Expense

Net interest expense for 2011 was $41.7 million, an increase of $8.5 million over the $33.2 million net interest expense incurred during 2010. Interest expense increased $8.5 million in 2011 due to the additional $55 million 11% notes issued in April 2011. Interest income was $0.2 million for 2011, as compared to $0.3 million in 2010.

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

Noncontrolling Interests

Noncontrolling interest expense was $8.4 million for 2011, a decrease of $2.0 million from the $10.4 million of noncontrolling interest expense incurred during 2010. The decrease relates to a decrease in profits earned at entities the Company does not own 100% in, both the Strategic Marketing Services and Performance Marketing Service segments.

Discontinued Operations

The loss net of taxes from discontinued operations for 2011 was $3.2 million compared to a loss of $4.9 million in 2010.

Net Loss Attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for 2011 was $84.7 million or loss of $2.91 per diluted share, compared to a net loss of $15.4 million or $0.55 per diluted share reported for 2010.

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2012	2011	2010
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$60,330	$8,096	$10,949
Working capital (deficit)	$(226,682)	$(127,888)	$(102,547)
Cash from operations	$76,304	$4,548	$37,297
Cash from (used in) investing	$7,811	$(30,436)	$(110,580)
Cash from (used in) financing	$(31,858)	$23,299	$32,728
Ratio of long-term debt to shareholders’ equity	(5.09)	(29.76)	3.11

As of December 31, 2012, 2011 and 2010, $2.5 million, $0.9 million and $5.4 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the WF Credit Agreement by using available cash.

Working Capital

At December 31, 2012, the Company had a working capital deficit of $226.7 million, compared to a deficit of $127.9 million at December 31, 2011. Working capital deficit increased by $98.8 million primarily related to a $52.5 million increase in short term deferred acquisition consideration. The remainder was primarily due to timing in the amounts collected from clients, and when paid to suppliers, primarily media outlets. At December 31, 2012, the Company had no borrowings under its WF Credit Agreement compared to $38.0 million outstanding at December 31, 2011. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2012, 2011 and 2010, the Company made distributions to these noncontrolling interest holders of $7.7 million, $12.3 million and $7.7 million, respectively. At December 31, 2012, $3.6 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company expects that available borrowings under its Credit Agreement, together with cash flows from operations and other initiatives, will be sufficient over the next twelve months to adequately fund working capital deficits should there be a need to do so from time to time, as well as all of the Company’s obligations including put options and capital expenditures.

Operating Activities

Cash flow provided by continuing operations for 2012 was $78.2 million. This was attributable primarily to a loss from continuing operations of $74.0 million, plus non-cash stock based compensation of $32.2 million, depreciation and amortization of $48.7 million, and adjustments to deferred acquisition consideration of $53.3 million, an increase in accounts payable accruals and other current liabilities of $65.0 million, deferred income taxes of $8.4 million, an increase in advanced billings of $1.7 million and foreign exchange of $0.9 million. This was partially offset by an increase in accounts receivable of $30.0 million, an increase in expenditures billable to clients of $17.2 million, other non-current assets and liabilities of $8.0 million, an increase in prepaid expenses and other current assets of $2.1 million and earnings of non-consolidated affiliates of $0.6 million. Discontinued operations used cash of $1.9 million.

Cash flow provided by continuing operations for 2011 was $7.2 million. This was attributable primarily to a loss from continuing operations of $73.1 million, plus non-cash stock based compensation of $23.7 million, depreciation and amortization of $42.4 million, a decrease in expenditures billable to clients of $15.3 million, deferred income taxes of $40.3 million, and adjustments to deferred acquisition consideration of $13.3 million. This was partially offset by a decrease in advance billings of $32.5 million, increases in accounts receivable of $10.9 million, other non-current assets and liabilities of $2.0 million, a decrease in accounts payable, accruals and other liabilities of $9.1 million, and an increase in prepaid expenses and other current assets of $0.7 million. Discontinued operations used cash of $2.7 million.

Cash flow provided by continuing operations for 2010 was $40.7 million. This was attributable primarily to a loss from continuing operations of $0.2 million, plus non-cash stock based compensation of $16.5 million, depreciation and amortization of $36.3 million, a decrease in expenditures billable to clients of $23.7 million, and an increase in advance billings of $2.4 million. This was partially offset by increases in accounts receivable of $31.0 million, deferred income taxes of $5.4 million, other non-current assets and liabilities of $0.5 million, and a decrease in accounts payable, accruals and other liabilities of $2.0 million. Discontinued operations used cash of $3.4 million.

Investing Activities

Cash flows provided by investing activities were $7.8 million for 2012, compared with cash flows used by investing activities of $30.4 million for 2011, and $110.6 million in 2010.

Cash provided by acquisitions during 2012 was $29.0 million, $28.5 million related to acquisition payments, offset by $57.5 million of cash acquired.

Expenditures for capital assets in 2012 were equal to $20.3 million. Of this amount, $11.5 million was incurred by the Strategic Marketing Services segment, $8.4 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.4 million related to the purchase of Corporate assets.

Cash used in acquisitions during 2011 was $6.8 million, $42.6 million related to acquisition payments, reduced by $35.8 million of media cash acquired, and $0.1 million related to deferred payments for acquisitions that closed prior to January 1, 2009.

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

Profit distributions received from affiliates amounted to $1.3 million in 2012, $4.6 million in 2011, and $0.6 million for 2010, other investments were $2.2 million in 2012, $4.2 million in 2011, and $0.7 million in 2010.

In 2012, discontinued operations used minimal cash relating to expenditures for capital assets and used $0.7 million and $2.1 million in 2011 and 2010.

Financing Activities

During the year ended December 31, 2012, cash flows used in financing activities amounted to $31.9 million and primarily consisted of $84.8 million of proceeds from the additional 11% notes issuance, and bank overdrafts of $26.0 million. These proceeds were offset by acquisition related payments of $68.7 million, repayments of the revolving credit facility of $38.0 million, dividends paid of $22.0 million, distributions to noncontrolling shareholders of $7.7 million, purchase of shares of $3.3 million, deferred financing costs of $2.2 million and repayment of long-term debt of $0.7 million

During the year ended December 31, 2011, cash flows provided by financing activities amounted to $23.3 million and primarily consisted of $61.1 million of proceeds from the additional 11% notes issuance, proceeds from the WF Credit Agreement of $38.0 million and proceeds for the exercise of stock options of $1.1 million. These proceeds were offset by repayments from bank overdrafts of $5.7 million, by $3.1 million of deferred financing costs relating to the senior notes and revolving WF Credit Agreement. The proceeds of the 11% notes issuance were partially offset by dividends paid of $16.4 million, distributions to noncontrolling shareholders of $12.3 million, purchase of treasury shares of $4.1 million and repayment of long-term debt of $1.1 million. In addition, the Company made acquisition related payments of $34.3 million of which $31.2 million related to earnout and deferred acquisition payments and $3.1 million related to acquisition of additional equity interests pursuant to put/call option exercises.

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

On December 10, 2012, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $80 million aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $83.2 million, which included an original issue premium of $4.8 million, and underwriter fees of $1.6 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.

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

On July 30, 2012, the Company entered into a further amendment to the WF Credit Agreement. This amendment provides that the Company’s Total Leverage Ratio (as defined), measured on a quarter-end basis, must be no greater than 4.0x, for the twelve-month period ending September 30, 2012 and for the twelve-month period ending on the last day of each calendar quarter thereafter.

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

Debt as of December 31, 2012 was $431.7 million, an increase of $46.5 million compared with the $385.2 million outstanding at December 31, 2011, primarily as a result of proceeds from the December 2012 bond issuance of $80 million, deferred acquisition obligations, and acquisitions, offset in part by free cash flow generated during 2012. At December 31, 2012, $145.2 million is available under the WF Credit Agreement to fund working capital requirements. After giving effect to the limitations under the indenture for the 11% Notes, at December 31, 2012, approximately $80.2 million was available under the WF Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio (ii) total leverage ratio, (iii) fixed charges ratio, (iv) minimum earnings before interest, taxes and depreciation and amortization and (v) minimum accounts receivable level, in each case as such term is specifically defined in the WF Credit Agreement. For the period ended December 31, 2012, the Company’s calculation of certain of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

December 31, 2012
Senior leverage ratio	(0.4)
Maximum per covenant	2.0
Fixed charges ratio	1.91
Minimum per covenant	1.25
Total leverage ratio	3.03
Maximum per covenant	4.0
Earnings before interest, taxes, depreciation and amortization	$124.5 million
Minimum per covenant	$95.4 million

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2012 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$426,385	$1,305	$80	$425,000	$—
Capital lease obligations	1,125	553	522	50	—
Operating leases	260,656	37,533	71,486	56,210	95,427
Interest on debt	187,000	46,750	93,500	46,750	—
Deferred acquisition consideration	196,446	104,325	62,165	29,956	—
Other Long-term Liabilities	19,572	4,611	6,031	4,808	4,122
Total contractual obligations(1)	$1,091,184	$195,077	$233,784	$562,774	$99,549

(1)	Pension obligations are not included since payments are not known.

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2012:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	$4,771	4,771	—	—	—
Total Other Commercial Commitments	$4,771	$4,771	$—	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 11 Bank Debt and Long-Term Debt and Convertible Notes and Note 17 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Other-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2012, the Company had only utilized the Credit Agreement in the form of undrawn letters of credit of $4.8 million. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2012 was approximately $145.2 million.

The Company expects to incur approximately $20 million of capital expenditures in 2013. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company continues to spend capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

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

Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. At December 31, 2012, there was $196.4 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Media and Production

The Company’s agencies enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that exceed the revenue from services. Some of our agencies purchase media for clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. MDC takes precautions against default on payment for these services and has historically had a very low incidence of default. MDC is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2013 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2012, perform over the relevant future periods at their 2012 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the

Company is entitled, at its option, to fund approximately $1.4 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $102.1 million only upon termination of such owner’s employment with the applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $1.8 million of the estimated $15.9 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.0 million that would be attributable to MDC Partners Inc.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2013	2014	2015	2016	2017 & Thereafter		Total
	($ Millions)
Cash	$1.5	$1.4	$3.7	$2.6	$5.3		$14.5
Shares	0.3	0.5	0.5	0.1	0.0		1.4
	$1.8	$1.9	$4.2	$2.7	$5.3	(1)	$15.9
Operating income before depreciation and amortization to be received(2)	$1.5	$0.2	$1.7	$—	$0.6		$4.0
Cumulative operating income before depreciation and amortization(3)	$1.5	$1.7	$3.4	$3.4	4.0

(1)	This amount in addition to put options only exercisable upon termination or death of $102.1 million have been recognized in Redeemable Noncontrolling Interests on the Company balance sheet.
(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2012 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.
(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

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

Transactions With Related Parties

CEO Services Agreement

On April 27, 2007, the Company entered into a Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal would continue to provide services to the Company as its Chief Executive Officer. The Services Agreement renewed on April 27, 2010, in accordance with its terms and conditions. In addition, effective April 27, 2010, the annual retainer amount under the Services Agreement was increased to $1.5 million. During 2010, 2011 and 2012 and in accordance with this Services Agreement, Mr. Nadal repaid an amount equal to $0.1 million, $0.1 million, and $0.5 million, of loans due to the Company. At December 31, 2012, outstanding loans due from Nadal Management to the Company, with no stated maturity date, amounted to C$5.5 million ($5.5 million), which have been reserved for in the Company’s accounts. For further information, see Note 16 Related Party Transactions.

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

During 2010, Trapeze provided services to certain partner firms of MDC, and the total amount of such services provided was $0.1 million. In addition, in 2011 and 2010, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.4 million and $0.3 million, respectively. Trapeze did not provide any services to MDC nor its partner firms in 2012 and 2011.

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

Acquisitions, Goodwill and Other Intangibles.  A fair value approach is used in testing goodwill for impairment to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. As of December 31, 2012, there were no reporting units at risk of failing step one of the Company’s annual goodwill impairment test.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2012, 2011 and 2010 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates, and foreign currencies and impairment risk.

Debt Instruments:  At December 31, 2012, the Company’s debt obligations consisted of the 11% notes. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The 11% notes bear interest at a fixed rate. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. As of December 31, 2012, the Company had no borrowings on the revolving WF Credit Agreement. Given that there were no borrowings at December 31, 2012, a 1% increase in the weighted average interest rate, which was 5.5% at December 31, 2012, would have no interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the impact to the Company’s financial statements would be approximately $0.1 million.

Impairment Risk:  At December 31, 2012, the Company had goodwill of $720.1 million and other intangible assets of $63.2 million. The Company will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually, to determine if the Company incurs any declines in the value of our capital investment. While the Company did not experience impairment during the year ended December 31, 2012, the Company may incur impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 7, 2013

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Services	$1,070,711	$940,403	$688,826
Operating Expenses:
Cost of services sold	739,121	669,990	472,118
Office and general expenses	303,084	218,514	151,016
Depreciation and amortization	46,414	40,220	34,158
	1,088,619	928,724	657,292
Operating Profit (loss)	(17,908)	11,679	31,534
Other Income (Expenses)
Other income (expense)	117	116	381
Foreign exchange gain (loss)	(976)	(1,677)	69
Interest expense and finance charges	(46,571)	(41,922)	(33,487)
Interest income	259	206	295
	(47,171)	(43,277)	(32,742)
Loss from continuing operations before income taxes and equity in affiliates	(65,079)	(31,598)	(1,208)
Income tax expense (recovery)	9,553	41,735	(165)
Loss from continuing operations before equity in affiliates	(74,632)	(73,333)	(1,043)
Equity in earnings of non-consolidated affiliates	633	213	866
Loss from continuing operations	(73,999)	(73,120)	(177)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(5,428)	(3,167)	(4,885)
Net loss	(79,427)	(76,287)	(5,062)
Net income attributable to the non-controlling interests	(6,012)	(8,387)	(10,378)
Net loss attributable to MDC Partners Inc.	$(85,439)	$(84,674)	$(15,440)
Loss Per Common Share:
Basic and diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(2.60)	$(2.80)	$(0.38)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.18)	(0.11)	(0.17)
Net loss attributable to MDC Partners Inc. common shareholders	$(2.78)	$(2.91)	$(0.55)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	30,726,773	29,120,373	28,161,144
Non cash stock based compensation expense is included in the following line items above:
Cost of services sold	$4,762	$1,333	$4,427
Office and general expenses	27,435	22,324	12,080
Total	$32,197	$23,657	$16,507

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2012	2011	2010
Comprehensive Loss
Net loss	$(79,427)	$(76,287)	$(5,062)
Other comprehensive income (loss), net of tax:
Foreign currency cumulative translation adjustment	2,548	(504)	1,736
Benefit plan adjustment	(5,329)	—	—
Other comprehensive income (loss)	(2,781)	(504)	1,736
Comprehensive loss for the year	(82,208)	(76,791)	(3,326)
Comprehensive loss attributable to the noncontrolling interests	(6,018)	(8,393)	(10,382)
Comprehensive loss attributable to MDC Partners Inc.	$(88,226)	$(85,184)	$(13,708)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$60,330	$8,096
Accounts receivable, less allowance for doubtful accounts of $1,581 and $851	326,087	238,592
Expenditures billable to clients	58,842	39,067
Other current assets	16,892	12,657
Total Current Assets	462,151	298,412
Fixed assets, net	52,914	47,737
Investment in affiliates	—	99
Goodwill	720,071	605,244
Other intangible assets, net	63,243	57,980
Deferred tax assets	9,332	15,380
Other assets	37,234	30,893
Total Assets	$1,344,945	$1,055,745
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$356,847	$178,282
Accrued and other liabilities	93,895	72,930
Advance billings, net	131,908	122,021
Current portion of long-term debt	1,858	1,238
Deferred acquisition consideration	104,325	51,829
Total Current Liabilities	688,833	426,300
Long-term debt	429,845	383,936
Long-term portion of deferred acquisition consideration	92,121	85,394
Other liabilities	47,985	14,900
Deferred tax liabilities	53,018	50,724
Total Liabilities	1,311,802	961,254
Redeemable Noncontrolling Interests	117,953	107,432
Commitments, Contingencies and Guarantees (Note 17)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 31,074,168 and 29,277,408 shares issued and outstanding in 2012 and 2011, respectively	253,869	228,208
Class B Shares, no par value, unlimited authorized, 2,503 issued and outstanding in 2012 and 2011, respectively, convertible into one Class A share	1	1
Shares to be issued, 28,000 shares, issued and outstanding in 2012 and 2011	424	424
Additional paid-in capital	—	—
Charges in excess of capital	(72,913)	(45,102)
Accumulated deficit	(316,713)	(231,274)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(7,445)	(4,658)
MDC Partners Inc. Shareholders’ Deficit	(142,832)	(52,456)
Noncontrolling Interests	58,022	39,515
Total Deficit	(84,810)	(12,941)
Total Liabilities, Redeemable Noncontrolling Interests and Deficit	$1,344,945	$1,055,745

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net Loss	$(79,427)	$(76,287)	$(5,062)
Loss from discontinued operations	(5,428)	(3,167)	(4,885)
Loss from continuing operations	(73,999)	(73,120)	(177)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Non-cash stock-based compensation	32,197	23,657	16,507
Depreciation	19,076	17,649	16,441
Amortization of intangibles	27,338	22,571	17,717
Amortization of deferred finance charges and debt discount	2,249	2,175	2,136
Adjustment to deferred acquisition consideration	53,305	13,324	142
Deferred income taxes	8,422	40,284	(5,373)
(Gain) loss on disposition of assets	—	75	(17)
Earnings of non consolidated affiliates	(633)	(213)	(866)
Other and non-current assets and liabilities	(7,977)	(1,961)	(480)
Foreign exchange	895	687	538
Increase/decrease in operating assets and liabilities
Accounts receivable	(30,043)	(10,938)	(30,995)
Expenditures billable to clients	(17,151)	15,315	23,701
Prepaid expenses and other current assets	(2,084)	(689)	1,019
Accounts payable, accruals and other current liabilities	64,961	(9,095)	(1,950)
Advance billings	1,667	(32,491)	2,364
Cash flows provided by continuing operating activities	78,223	7,230	40,707
Discontinued operations	(1,919)	(2,682)	(3,410)
Net cash provided by operating activities	76,304	4,548	37,297
Cash flows from investing activities:
Capital expenditures	(20,335)	(23,358)	(11,096)
Proceeds from sale of assets	51	22	96
Acquisitions, net of cash acquired	29,024	(6,790)	(97,387)
Profit distributions from affiliates	1,288	4,584	638
Other investments	(2,198)	(4,232)	(717)
Cash flows provided by (used in) continuing investing activities	7,830	(29,774)	(108,466)
Discontinued operations	(19)	(662)	(2,114)
Net cash provided by (used in) investing activities	7,811	(30,436)	(110,580)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

	Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Proceeds from issuance of 11% Notes	84,800	61,050	67,600
Proceeds (repayments) of revolving credit facility	(38,032)	38,032	—
Acquisition related payments	(68,725)	(34,287)	(19,673)
Bank overdraft	25,986	(5,676)	9,026
Distributions to noncontrolling interests	(7,673)	(12,264)	(7,685)
Proceeds from exercise of options	28	1,086	60
Payments of dividends	(22,030)	(16,436)	(9,727)
Repayment of long-term debt	(653)	(1,112)	(1,496)
Deferred financing costs	(2,232)	(3,053)	(2,103)
Proceeds from stock subscription receivable	—	80	206
Purchase of shares	(3,327)	(4,121)	(3,480)
Cash flows provided by (used in) continuing financing activities	(31,858)	23,299	32,728
Discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(31,858)	23,299	32,728
Effect of exchange rate changes on cash and cash equivalents	(23)	(264)	(422)
Increase (decrease) in cash and cash equivalents	52,234	(2,853)	(40,977)
Cash and cash equivalents at beginning of year	8,096	10,949	51,926
Cash and cash equivalents at end of year	$60,330	$8,096	$10,949
Supplemental disclosures:
Cash income taxes paid	$1,236	$240	$1,128
Cash interest paid	$41,094	$37,497	$29,581
Non-cash transactions:
Capital leases	$431	$682	$656
Note receivable exchanged for shares of subsidiary	$888	$1,098	$840
Dividends payable	$1,041	$5,456	$387

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	27,566,815	$218,532	2,503	$1	—	$—	$9,174	$—	$(131,160)	$(341)	$(5,880)	$90,326	$3,820	$94,146
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(15,440)	—	—	(15,440)	—	(15,440)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	1,732	1,732	4	1,736
Stock Appreciation Rights Exercised	101,107	239	—	—	—	—	(239)	—	—	—	—	—	—	—
Shares acquired and cancelled	(282,954)	(3,480)	—	—	—	—	—	—	—	—	—	(3,480)	—	(3,480)
Issuance of restricted stock	1,367,271	11,401	—	—	—	—	(11,401)	—	—	—	—	—	—	—
Options Exercised	6,495	60	—	—	—	—	—	—	—	—	—	60	—	60
Stock Subscription Receipts	—	—	—	—	—	—	—	—	—	206	—	206	—	206
Stock-based compensation	—	—	—	—	—	—	14,954	—	—	—	—	14,954	—	14,954
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(11,500)	—	—	—	—	(11,500)	—	(11,500)
Decrease in redeemable noncontrolling interests from acquisition	—	—	—	—	—	—	(7,761)	—	—	—	—	(7,761)	—	(7,761)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
(Increase) Decrease in reedemable noncontrolling interest from issuance of equity interest	—	—	—	—	—	—	158	—	—	—	—	158	—	158
Increase in noncontrolling interests from business combinations	—	—	—	—	—	—	—	—	—	—	—	—	118	118
Decrease in noncontrolling interests from business combinations	—	—	—	—	—	—	—	—	—	—	—	—	(127)	(127)
Increase in noncontrolling interests from acquisition	—	—	—	—	—	—	—	—	—	—	—	—	28,990	28,990
Dividends paid and to be paid	—	—	—	—	—	—	(10,194)	—	—	—	—	(10,194)	—	(10,194)
Transfer to charges in excess of capital	—	—	—	—	—	—	16,809	(16,809)	—	—	—	—	—	—
Balance at December 31, 2010	28,758,734	$226,752	2,503	$1	0	$—	$—	$(16,809)	$(146,600)	$(135)	$(4,148)	$59,061	$32,805	$91,866

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	28,758,734	$226,752	2,503	$1	0	$—	$—	$(16,809)	$(146,600)	$(135)	$(4,148)	$59,061	$32,805	$91,866
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(84,674)	—	—	(84,674)	—	(84,674)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(510)	(510)	6	(504)
Stock Appreciation Rights Exercised	130,932	211	—	—	—	—	(211)	—	—	—	—	—	—	—
Shares acquired and cancelled	(230,262)	(4,121)	—	—	—	—	—	—	—	—	—	(4,121)	—	(4,121)
Issuance of restricted stock	504,919	4,257	—	—	—	—	(4,257)	—	—	—	—	—	—	—
Options Exercised	113,085	1,109	—	—	—	—	(23)	—	—	—	—	1,086	—	1,086
Stock Subscription Receipts	—	—	—	—	—	—	—	—	—	80	—	80	—	80
Shares to be issued as deferred acquistion consideration	—	—	—	—	28,000	424	—	—	—	—	—	424	—	424
Stock-based compensation	—	—	—	—	—	—	22,709	—	—	—	—	22,709	—	22,709
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(24,532)	—	—	—	—	(24,532)	—	(24,532)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Decrease in redeemable noncontrolling interests from acquisition	—	—	—	—	—	—	(6,328)	—	—	—	—	(6,328)	—	(6,328)
(Increase) Decrease in reedemable noncontrolling interest from issuance of equity interest	—	—	—	—	—	—	(1,147)	—	—	—	—	(1,147)	—	(1,147)
Acquisition purchase price adjustments	—	—	—	—	—	—	7,007	—	—	—	—	7,007	—	7,007
Decrease in noncontrolling interests from business combinations	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Increase in noncontrolling interests from acquisition	—	—	—	—	—	—	—	—	—	—	—	—	6,706	6,706
Dividends paid and to be paid	—	—	—	—	—	—	(21,511)	—	—	—	—	(21,511)	—	(21,511)
Transfer to charges in excess of capital	—	—	—	—	—	—	28,293	(28,293)	—	—	—	—	—	—
Balance at December 31, 2011	29,277,408	$228,208	2,503	$1	28,000	$424	$—	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)

MDC PARTNERS INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	29,277,408	$228,208	2,503	$1	28,000	$424	$—	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(85,439)	—	—	(85,439)	—	(85,439)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(2,787)	(2,787)	6	(2,781)
Stock Appreciation Rights Exercised	26,426	100	—	—	—	—	(100)	—	—	—	—	—	—	—
Shares acquired and cancelled	(244,253)	(3,327)	—	—	—	—	—	—	—	—	—	(3,327)	—	(3,327)
Issuance of restricted stock	2,011,434	28,860	—	—	—	—	(28,860)	—	—	—	—	—	—	—
Options Exercised	3,153	28	—	—	—	—	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	—	—	28,060	—	—	—	—	28,060	—	28,060
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,912)	—	—	—	—	(22,912)	—	(22,912)
Decrease in redeemable noncontrolling interests from acquisition	—	—	—	—	—	—	743	—	—	—	—	743	—	743
Decrease in noncontrolling interests from business combinations	—	—	—	—	—	—	12,410	—	—	—	—	12,410	(16,100)	(3,690)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Increase in noncontrolling interest from business combination	—	—	—	—	—	—	767	—	—	—	—	767	120	887
Increase in noncontrolling interests from acquisition	—	—	—	—	—	—	—	—	—	—	—	—	34,481	34,481
Dividends paid and to be paid	—	—	—	—	—	—	(17,919)	—	—	—	—	(17,919)	—	(17,919)
Transfer to charges in excess of capital	—	—	—	—	—	—	27,811	(27,811)	—	—	—	—	—	—
Balance at December 31, 2012	31,074,168	$253,869	2,503	$1	28,000	$424	$—	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)

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

Effective December 2012, one of the Company’s subsidiaries and certain operating divisions have been deemed discontinued operations. All periods have been restated to reflect the discontinued operation. For further information see Note 10 “Discontinued Operations.”

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

Use of Estimates.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2012 and 2011. No clients accounted for 10% of revenue in each of the years ended December 31, 2012, 2011 and 2010.

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2012 and 2011 is $47 and $46, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes Adrenalina, 49.9% owned by the Company, and a 50% undivided interest in a real estate joint venture. In 2010, the Company recorded a distribution of $3,519 from this real estate joint venture, of which $2,601 was in excess of the Company’s carrying amount and has been recorded as a gain in equity in earnings of non-consolidated affiliates. The Company’s management periodically evaluates these investments

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

to determine if there has been a decline in value that is other than temporary. As of December 31, 2011 and 2010, the Company has written off the amount of its investment in Adrenalina of $39 and $1,636 representing advances previously made.

Cost Method Investments.  The Company’s cost-based investments are primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of December 31, 2012 and 2011 was $10,733 and $8,785, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.

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

Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2012 and 2011, there was no impairment of goodwill and no reporting units were at risk of failing step one of annual test.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed in 2011 and 2012 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the years ended December 31, 2012 and 2011, $53,027 and $12,623, respectively, related to changes in estimated value have been recorded as operating expenses. For the year ended December 31, 2010, $778 related to changes in estimated value have been charged to operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the year ended December 31, 2012, 2011 and 2010 $3,364, $3,819 and $4,025, respectively, of acquisition related costs were charged to operations.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three years ended December 31, 2012, 2011 and 2010, there has been no charges to noncontrolling interests. Changes in the

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
	2012	2011	2010
Beginning Balance as of January 1,	$107,432	$77,560	$33,728
Redemptions	(16,712)	(9,068)	(7,987)
Granted	4,189	15,318	39,142
Changes in redemption value	22,912	24,532	11,500
Currency translation adjustments	132	(910)	1,177
Ending Balance as of December 31,	$117,953	$107,432	$77,560

Variable Interest Entity.  Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”) (see Note 4), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for the year ended December 31, 2012. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s WF Credit Agreement (see Note 11) is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at December 31, 2012 were $220,528 and $198,419 respectively.

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

Non refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer arrangement. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for a limited number of certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving WF Credit Agreement and the 11% Notes. The Company uses the effective interest method to amortize the original issue discount on the 11% Notes. At December 31, 2012, there was amortization income of $46, including premium amortization income of $1,366. At December 31, 2011 and 2010, $232 and $848 was amortized, respectively, net of amortized premium of $943 and $197, respectively. The Company amortizes deferred financing costs using the effective interest method over the life of the 11% notes and straightline over the life of the revolving WF Credit Agreement. The total net deferred financing costs, included in Other Assets on the balance sheet, as of December 31, 2012 and 2011 was $11,653, and $11,715, net of accumulated amortization of $5,821 and $3,526, respectively. During 2012, the Company recorded $2,232 of deferred financing costs primarily relating to the 2012 additional debt issuance.

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

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income (expense) over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation prior to the settlement date are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

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

For the years ended December 31, 2012, 2011 and 2010, the Company did not issue any stock options or similar awards.

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

The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2012, 2011 and 2010 was $9,838, $20,188 and $6,649, respectively.

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $4,090, $2,356 and $1,655 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also has a defined benefit plan. See Note 19.

Loss per Common Share.  Basic earnings per share is based upon the weighted average number of common shares outstanding during each period, including the “Share capital to be issued” as reflected in the Shareholders’ Equity on the balance sheet. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, warrants, stock appreciation rights, restricted stock units and convertible notes.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

3. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2012	2011	2010
Numerator
Numerator for diluted loss per common share – loss from continuing operations	$(73,999)	$(73,120)	$(177)
Net income attributable to the noncontrolling interests	(6,012)	(8,387)	(10,378)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(80,011)	(81,507)	(10,555)
Effect of dilutive securities	—	—	—
Numerator for diluted income per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(80,011)	$(81,507)	$(10,555)
Denominator
Denominator for basic loss per common share – weighted average common shares	30,726,773	29,120,373	28,161,144
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	30,726,773	29,120,373	28,161,144
Basic loss per common share from continuing operations	$(2.60)	$(2.80)	$(0.38)
Diluted loss per common share from continuing operations	$(2.60)	$(2.80)	$(0.38)

At December 31, 2012, 2011 and 2010, warrants, options and other rights to purchase, 4,077,242, 5,211,668 and 4,665,293 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.

4. Acquisitions

Pro forma financial information has not been presented for the 2012 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the year ended December 31, 2012 was revenue of $91,734, and net loss of $3,114, related to 2012 acquisitions. The Company assumed cash of $57,500, accounts receivable of $60,568, and accounts payable and accrued liabilities of $111,358 as of the acquisition dates.

2012 Acquisitions

During 2012, the Company completed a number of transactions. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”). TargetCast is a full service media agency that expands our media strategy and activation offerings. The Company acquired a 51% interest in Dotbox LLC (“Dotbox”), and subsequently acquired the remaining 49% of the equity interests in Dotbox. The Dotbox acquisition forms the foundation for a potential e-commerce solution within the network. Doner

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

and Dotbox are now included in the Company’s Strategic Marketing Services segment, while TargetCast is included in the Company’s Performance Marketing Group segment. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.

The aggregate purchase price for these transactions has an estimated present value at acquisition date of $99,299 and consisted of total closing cash payments of $23,471, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2012 to 2018 with final payments due in 2018 with an estimated present value at acquisition date of $67,812. During 2012, the Company paid $8,016 relating to a working capital payment. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $31,968 consisting primarily of customer lists and covenants not to compete, and goodwill of $113,404 representing the value of assembled workforce. The identified assets will be amortized over a five to ten year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $18,501 as the present value of noncontrolling interest. The intangibles and goodwill of $145,372 are tax deductible. In connection with the step transactions, the Company also recorded an entry of $197 to reduce short term noncontrolling interest included in accrued and other liabilities, decrease redeemable noncontrolling interest by $12,523 and an offset to additional paid-in-capital of $13,920.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

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

The aggregate purchase price for these transactions has an estimated present value at acquisition date of $107,575 and consisted of total closing cash payments of $44,953, and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2011 to 2016 with final payments due in 2017 with an estimated present value at acquisition date of $62,622. During 2011, the Company paid $2,426 of working capital payments. An allocation of the excess purchase

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $13,639 consisting primarily of customer lists and covenants not to compete, and goodwill of $85,463 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to eight year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill of $96,829 are tax deductible. In addition, the Company has recorded $14,172, the present value of redeemable noncontrolling interest in relation to Anomaly, Laird, and Trade X. Also, the Company has recorded $6,706, the present value of noncontrolling interest in relation to AIC and Concentric. The founder of Trade X and remaining principals at Anomaly and Laird have the put option rights only upon termination without cause, disability, or death. In relation to the step up transactions, the Company also recorded an entry to reduce redeemable noncontrolling interest by $7,922 and additional paid-in-capital of $7,475.

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

Effective May 6, 2010, the Company, through a wholly-owned subsidiary, purchased 75% of the total outstanding membership interests in Integrated Media Solutions Partners, LLC (“IMS”), which expands the Company’s direct response marketing capabilities. At closing, the Company paid cash of $20,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2015 with final payments due in 2016, with an original estimated present value of $19,658 at the date of acquisition which includes fixed payments of $2,216. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $9,081 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $44,678 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $13,219 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company. The identified intangibles will be amortized ranging from a five to seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill of $53,759 are tax deductible.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

Effective March 1, 2010, the Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in The Arsenal LLC (formerly known as Team Holdings LLC) (“Team”), which expands the Company’s experiential marketing capabilities. At closing, the Company paid cash of $11,000 plus additional contingent deferred acquisition consideration, based on actual results from 2010 to 2012 with final payments in 2013, with an original estimated present value of $12,656, and the Company paid a working capital true-up estimated at an additional $569. An initial estimated allocation of the excess purchase consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $5,220 (consisting of primarily customer lists and a covenant not to compete) and goodwill of $32,893 representing the value of the assembled workforce. The fair value of the noncontrolling interest not acquired at the acquisition date was $15,771 based in the Company’s evaluation of the Company being acquired and the purchase price paid by the Company. The identified intangibles will be amortized up to a seven-year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. During the second quarter of 2010, the Company amended the purchase agreement to include additional deferred acquisition consideration, with a current present value of $3,071, with final payments due in 2012. The additional deferred acquisition consideration resulted in additional intangibles of $3,071. The intangibles and goodwill of $41,184 are tax deductible.

During 2010, the Company completed a number of other acquisitions. The Company, through a wholly-owned subsidiary, acquired a 51% interest in 72andSunny Partners LLC (“72andSunny”), a 60% equity interest in Relevent Partners LLC (“Relevent”), a 60% equity interest in Kwittken PR, LLC (“Kwittken”), a 51% equity interest in Allison & Partners LLC (“Allison”), a 75% equity interest in Sloane & Company LLC (“Sloane”), a 76% equity interest in Communifx Partners LLC (“Communifx”), and certain assets and liabilities of Think 360 Inc (“Think 360”), Plaid Inc. (“Plaid”), and CSC-ADPLUS, LLC (d.b.a. Infolure) (“Infolure”). 72andSunny is a full service agency that conceives and executes fully integrated campaigns across all media for top global brands. Relevent is a full service marketing, special events, production and promotions company that builds brands with consumers through experiential lifestyle, entertainment, and relationship marketing programs. Kwittken and Allison are full service public relations and marketing agency. Sloane is a communication firm focused on corporate positioning and communications, financial public relations and investor relations, and crisis and transaction communications. Communifx builds and manages customer database solutions to enable the planning, execution, and measurement of multi-channel marketing and advertising programs. Think 360 is an integrated marketing agency. Plaid is a marketing services business with a concentration in the digital communication and social media arena. Infolure is a direct marketing firm. The Company also completed a number of immaterial transactions with certain majority owned entities.

The aggregate purchase price for these transactions has an estimated present value at acquisition date of $109,818 and consisted of total cash payments of $53,983, and additional contingent deferred acquisition consideration, that are based on actual financial results of the underlying businesses from 2010 to 2015 with final payments due in 2016 with an estimated present value at acquisition date of $54,574. An allocation of the excess purchase consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $21,947 consisting primarily of customer lists and covenants not to compete, and goodwill of $94,331 representing the value of assembled workforce. The identified intangible assets will be amortized from a five to eight year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. The intangibles and goodwill of $116,278 are tax deductible. In addition, the Company has recorded $26,346, the present value of redeemable noncontrolling interest in relation to Sunny, Relevent, Kwittken, Allison, Communifx,, and Sloane. The remaining principals at Sunny, Relevent, Kwittken, and Allison have the put option rights only upon termination without cause, disability, or death. In relation to the step up transactions, the Company also recorded an entry to reduce redeemable noncontrolling interest by $6,664 and additional paid-in-capital of $7,605.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2012 were as follows:

Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Year Ended December 31,
	2012	2011	2010
Net Loss attributable to MDC Partners Inc.	$(85,439)	$(84,674)	$(15,440)
Transfers (to) from the noncontrolling interest
Increase (Decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	743	(6,328)	(7,761)
Increase in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests.	12,410	—	—
Increase (Decrease) in MDC Partners Inc. paid in capital from issuance of equity interests	767	(1,147)	158
Net transfers from (to) noncontrolling interest	$13,920	$(7,475)	$(7,603)
Change from net loss attributable to MDC Partners Inc. and transfers from (to) noncontrolling interest	$(71,519)	$(92,149)	$(23,043)

5. Fixed Assets

The following is a summary of the fixed assets as of December 31:

	2012			2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$111,356	$(83,537)	$27,819	$100,373	$(73,521)	$26,852
Leasehold improvements	57,350	(32,255)	25,095	49,292	(28,407)	20,885
	$168,706	$(115,792)	$52,914	$149,665	$(101,928)	$47,737

Included in fixed assets are assets under capital lease obligations with a cost of $3,941, (2011 – $4,243) and accumulated depreciation of $2,721 (2011 – $2,816). Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $19,076, $17,649 and $16,441, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

6. Accrued and Other Liabilities

At December 31, 2012 and 2011, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,624 and $4,049, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, 2012 were as follows:

Noncontrolling Interests
Balance, December 31, 2009	$4,058
Income attributable to noncontrolling interests	10,378
Distributions made	(7,685)
Other(1)	1,826
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	8,387
Distributions made	(12,264)
Other(2)	(651)
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	6,012
Distributions made	(7,673)
Other(2)	1,236
Balance, December 31, 2012	$3,624

(1)	Other consists primarily of an adjustment to record distributions to be made as a result of an acquired company and cumulative translation adjustments.
(2)	Other consists primarily of step up transactions, discontinued operations and cumulative translation adjustments.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Strategic Marketing Services	Performance Marketing Services	Total
Balance as of December 31, 2010	$326,977	$187,511	$514,488
Acquired goodwill	61,944	23,763	85,707
Acquisition purchase price adjustments	1,458	5,549	7,007
Foreign currency translation	(854)	(1,104)	(1,958)
Balance as of December 31, 2011	$389,525	$215,719	$605,244
Acquired goodwill	93,531	19,873	113,404
Acquisition purchase price adjustments	(78)	(223)	(301)
Foreign currency translation	782	942	1,724
Balance as of December 31, 2012	$483,760	$236,311	$720,071

	For the Year Ended December 31,
	2012	2011
Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$104,070	$79,154
Less accumulated amortization	(66,108)	(44,803)
Customer relationships – net	$37,962	$34,351
Other intangibles – gross	$20,908	$16,202
Less accumulated amortization	(13,407)	(10,353)
Other intangibles – net	$7,501	$5,849
Total intangible assets	$142,758	$113,136
Less accumulated amortization	(79,515)	(55,156)
Total intangible assets – net	$63,243	$57,980

See Note 4 for Accounting for Business Combinations.

During 2010, the Company recorded a goodwill impairment charge of $942, which relates to subsidiaries that were discontinued in 2010.

The total accumulated impairment charges are $24,845 through December 31, 2012.

The weighted average amortization periods for customer relationships are 5 years and other intangible assets are 7 years. In total, the weighted average amortization period is 6 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2012, was $26,878 (2011 – $22,510; 2010 – $17,631) the estimated amortization expense for the five succeeding years is:

Year	Amortization
2013	$18,363
2014	$12,851
2015	$7,026
2016	$3,662
2017	$1,239

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes

The components of the Company’s loss from continuing operations before income taxes, equity in affiliates and noncontrolling interests by taxing jurisdiction for the years ended December 31, were:

	2012	2011	2010
Loss:
US	$(39,159)	$(17,823)	$(2,467)
Non-US	(25,920)	(13,775)	1,259
	$(65,079)	$(31,598)	$(1,208)

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2012	2011	2010
Current tax provision
US federal	$—	$—	$—
US state and local	802	894	368
Non-US	329	557	4,840
	1,131	1,451	5,208
Deferred tax provision (benefit):
US federal	2,150	45,110	428
US state and local	299	7,750	501
Non-US	5,973	(12,576)	(6,302)
	8,422	40,284	(5,373)
Income tax provision (benefit)	$9,553	$41,735	$(165)

A reconciliation of income tax expense using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2012	2011	2010
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest	$(65,079)	$(31,598)	$(1,208)
Statutory income tax rate	26.5%	31.0%	31.0%
Tax benefit using statutory income tax rate	(17,246)	(9,795)	(374)
State and foreign taxes	1,132	1,450	1,909
Non-deductible stock-based compensation	7,698	7,144	4,941
Other non-deductible expense	1,176	1,482	890
Change to valuation allowance on items affecting taxable income(1)	16,240	44,230	(7,986)
Effect of the change in tax rate	2,168	—	—
Additional tax reserve	—	—	4,100
Noncontrolling interests	(1,593)	(2,368)	(3,123)
Other, net	(22)	(408)	(522)
Income tax expense (benefit)	$9,553	$41,735	$(165)
Effective income tax rate	14.7%	132.1%	13.7%

(1)	Included in the change in valuation allowance in 2010 is $3,188 relating to the reversal of the valuation allowance as a result of a non-taxable acquisition.

See Note 10 for income taxes for discontinued operations.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The 2012 effective income tax rate was significantly higher than the statutory rate due primarily to an increase in the valuation allowance of $16,240 and non-deductible stock based compensation of $7,698.

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

Income taxes receivable were $195 and $313 at December 31, 2012 and 2011, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $4,725 and $5,381 at December 31, 2012 and 2011, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the year ended 2010, $1,093 is included in the current provision of income tax expense relating to interest and penalties as a result of an identified uncertain tax position. For the years ended 2012 and 2011, income tax expense does not include any amounts for interest and penalties.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2012	2011
Deferred tax assets:
Capital assets and other	$34,563	$33,567
Net operating loss carry forwards	43,280	50,274
Interest deductions	19,285	17,255
Deferred acquisition consideration	21,418	5,070
Stock compensation	2,317	2,356
Pension plan	2,168	—
Unrealized foreign exchange	843	753
Capital loss carry forwards	17,408	16,921
Accounting reserves	4,721	6,493
Gross deferred tax asset	146,003	132,689
Less: valuation allowance	(134,761)	(113,585)
Net deferred tax assets	11,242	19,104
Deferred tax liabilities:
Deferred finance charges	(449)	(514)
Capital assets	(348)	(417)
Goodwill amortization	(53,875)	(53,181)
Total deferred tax liabilities	(54,672)	(54,112)
Net deferred tax asset (liability)	$(43,430)	$(35,008)
Disclosed as:
Deferred tax assets	$9,637	15,767
Deferred tax liabilities	(53,067)	(50,775)
	$(43,430)	$(35,008)

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

Included in accrued and other liabilities at December 31, 2012 and 2011 is a deferred tax liability of $49 and $51, respectively. Included in other current assets at December 31, 2012 and 2011 is a deferred tax asset of $305 and $387, respectively.

The Company has US federal net operating loss carry forwards of $67,308 and non-US net operating loss carry forwards of $39,899, these carry forwards expire in years 2015 through 2031. The Company also has total indefinite loss carry forwards of $168,574. These indefinite loss carry forwards consist of $56,265 relating to the US and $112,309 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $170,329.

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

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2012 and 2011 was $16,240 and $44,230, respectively. In addition, $2,168 has been recorded in accumulated other comprehensive loss relating to the defined pension plan, for the year ended December 31, 2012. In 2010 the Company reduced its valuation and recorded a benefit in the statement of operations of $7,986.

Deferred taxes are not provided for temporary differences representing earnings of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

As of December 31, 2012 and 2011, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4,166 and $4,717, respectively. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany interest and fees, to the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements.

Changes in the Company’s reserve is as follows:
Balance December 31, 2009	$617
Charges to income tax expense	3,007
Balance December 31, 2010	3,624
Charges to income tax expense	—
Balance December 31, 2011	3,624
Charges to income tax expense	—
Settlement of uncertainty	(551)
Balance December 31, 2012	$3,073

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company has completed US federal tax audits through 2006 and has completed a non-US tax audit through 2004.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

10. Discontinued Operations

In 2012, the Company discontinued a subsidiary and certain operating divisions.

In 2011, the Company discontinued an operating division and in 2010 the Company discontinued a subsidiary.

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2012	2011	2010
Revenue	$10,661	$12,993	$9,166
Impairment charge	—	—	(942)
Operating loss	(5,716)	(3,711)	(5,491)
Other expense	(166)	(89)	(144)
Income tax recovery	—	—	343
Noncontrolling interest expense recovery	454	633	407
Net loss from discontinued operations	$(5,428)	$(3,167)	$(4,885)

At December 31, 2012, $2,920 and $1,638 was included in other assets and other current liabilities, respectively, which represent assets held for sale and related liabilities. At December 31, 2011, $4,060 and $1,332 was included in other assets and other current liabilities, respectively, which represent assets held for sale and related liabilities.

.

11. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2012	2011
Revolving credit facility	$—	$38,032
11% notes due 2016	425,000	345,000
Original issue (discount) premium	4,193	(561)
Note payable and other bank loans	1,385	1,266
	430,578	383,737
Obligations under capital leases	1,125	1,437
	431,703	385,174
Less:
Current portion	1,858	1,238
	$429,845	$383,936

Interest expense related to long-term debt for the years ended December 31, 2012, 2011 and 2010 was $44,045, $39,044 and $30,429, respectively. For the years ended December 31, 2012, interest expense included income of $46 related to the amortization of the original issue premium, including amortized premium of $1,366. For the years ended December 31, 2011 and 2010, interest expense included $232 and $848, amortization of the original issue discount, respectively, net of amortized premium of $943 and $197, respectively. For the years ended December 31, 2012, 2011 and 2010, interest expense also included $277, $702, and $922, of present value adjustments for fixed deferred acquisition payments, respectively.

The amortization and write off of deferred finance costs included in interest expense were $2,295, $1,944 and $1,288 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company may, at its option, redeem the 11% Notes in whole at any time or in part from time to time, on and after November 1, 2013 at a redemption price of 105.500% of the principal amount thereof. If redeemed during the twelve-month period beginning on November 1, 2014, at a redemption price of 102.750% of the principal amount thereof, and if redeemed during the twelve-month period beginning on or after November 1, 2015 equal to redemption price of 100% of the principal amount thereof. Prior to November 1, 2013, the Company may, at its option, redeem some or all of the 11% Notes at a price equal to 100% of the principal amount of the Notes plus a “make whole” premium and accrued and unpaid interest. If the Company experiences certain kinds of changes of control (as defined in the Indenture), holders of the 11% Notes may require the Company to repurchase any 11% Notes held by them at a price equal to 101% of the principal amount of the 11% Notes plus accrued and unpaid interest.

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

On December 10, 2012, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $80,000 aggregate principal amount of 11% Notes due 2016. The additional notes were issued under the Indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $83,200, which included an original issue premium of $4,800, and underwriter fees of $1,600. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

At December 31, 2012 and 2011, the Company had issued $4,771 and $5,830 of undrawn outstanding Letters of Credit, respectively.

At December 31, 2012 and 2011, accounts payable included $29,336 and $3,350 of outstanding checks, respectively.

Credit Agreement

On October 23, 2009, the Company and its subsidiaries entered into a $75,000 five year senior secured revolving WF Credit Agreement (the “WF Credit Agreement”) with Wells Fargo Foothill, LLC, as agent, and the lenders from time to time party thereto. On November 22, 2010, this agreement was amended to increase the availability under the facility to $100,000. On April 2011, the Company entered into an additional amendment to increase the availability under the facility to $150,000 and extend the maturity date to October 23, 2015. The WF Credit Agreement replaced the Company’s existing $185,000 senior secured financing agreement with Fortress Credit Corp., as collateral agent, Wells Fargo Foothill, Inc., as administrative agent. Advances under the WF Credit Agreement will bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. As of December 31, 2012, the applicable margin for borrowing is 2.25% in the case of Base Rate Loans and 2.50% in the case of LIBOR Rate Loans. The applicable margin may be reduced subject to the Company achieving certain trailing twelve month earning levels, as defined. In addition to paying interest on outstanding principal under the WF Credit Agreement, the Company is required to pay an unused revolver fee to lenders under the WF Credit Agreement in respect of unused commitments thereunder.

On July 30, 2012, the Company entered into a further amendment to the WF Credit Agreement. This amendment provides that the Company’s Total Leverage Ratio (as defined), measured on a quarter-end basis, must be no greater than 4.0x, for the twelve-month period ending September 30, 2012 and for the twelve-month period ending on the last day of each calendar quarter thereafter.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Future Principal Repayments

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2013	$1,858
2014	380
2015	222
2016	425,050
2017	—
2018 and beyond	—
$427,510

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2013	$609
2014	373
2015	200
2016	56
2017	—
2018 and thereafter	—
1,238
Less: imputed interest	(113)
1,125
Less: current portion	(553)
$572

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

(b) Employee Stock Incentive Plan

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

12. Share Capital  – (continued)

Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 2,500,000 to be added to the 2005 Incentive Plan for a total of 4,500,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 600,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 2,000,000 Class A Shares. As of December 31, 2012, the Company has granted 200,000 Director options (of which 100,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan and 2011 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	557,958	$8.17	924,160	$7.33
Granted	753,209	8.83	258,223	10.28
Vested	(804,300)	8.37	(562,971)	8.60
Forfeited	(4,944)	8.88	(3,345)	8.13
Balance at December 31, 2010	501,923	$8.83	616,067	$7.40
Granted	1,097,754	18.39	297,520	16.93
Vested	(217,697)	12.74	(287,234)	5.17
Forfeited	(1,423)	14.59	(41,454)	8.79
Balance at December 31, 2011	1,380,557	$15.81	584,899	$12.86
Granted	753,896	13.05	250,237	11.67
Vested	(1,747,987)	14.44	(263,458)	12.25
Forfeited	(29,946)	15.66	(14,720)	14.82
Balance at December 31, 2012	356,520	$16.09	556,958	$12.72

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2012, 2011 and 2010 was $22,557, $8,269 and $14,976, respectively. In connection with the vesting of these awards, the Company included in the taxable loss the amounts of $5,242, $7,280 and $3,431 in 2012, 2011 and 2010, respectively. At December 31, 2012, the weighted average remaining contractual life for performance based awards is 1.8 years and for time based awards is 1.5 years. At December 31, 2012, the fair value of all restricted stock and restricted stock unit awards is $10,322. The term of these awards is three years with vesting up to three years. At December 31, 2012, the unrecognized compensation expense for these awards was $6,186 and will be recognized through 2015. At December 31, 2012, there are 2,067,303 awards available to grant.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share	Non Vested Options
Balance at December 31, 2009	239,992	$9.55	194,992	$9.64	45,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(6,495)	9.19			—
Expired and cancelled	(17,297)	17.08			—
Balance at December 31, 2010	216,200	$9.41	191,200	$9.41	25,000
Vested	—	—			(20,000)
Granted	—	—			—
Exercised	(113,085)	8.94			—
Expired and cancelled	(15,034)	12.57			—
Balance at December 31, 2011	88,081	$9.12	83,081	$9.14	5,000
Vested	—	—			(5,000)
Granted	—	—			—
Exercised	(3,153)	8.69			—
Expired and cancelled	(9,928)	7.79			—
Balance at December 31, 2012	75,000	$9.53	75,000	$9.53	—

At December 31, 2012, the intrinsic value of vested options and the intrinsic value of all options was $133. For options exercised during 2012, 2011 and 2010, the Company received cash proceeds of $27, $1,011 and $60, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2012, 2011 and 2010 was $5, $900 and $20, respectively. At December 31, 2012, the weighted average remaining contractual life of all outstanding options was 3.8 years and for all vested options was 3.8 years. At December 31, 2012, the unrecognized compensation expense of all options was nil.

Share options outstanding as of December 31, 2012 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$8.75 – $8.95	75,000	3.75	$9.53	75,000	$9.53	3.75

(c) Stock Appreciation Rights

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share	Non Vested SAR’s
Balance at December 31, 2009	3,518,769	$3.80	30,000	$8.18	3,488,769
Vested	—	—			(1,747,034)
Granted	—	—			—
Exercised	(187,666)	$4.19			(187,666)
Expired and cancelled	—				—
Balance at December 31, 2010	3,331,103	$3.78	1,777,034	$3.77	1,554,069
Vested	—	—			(290,089)
Granted	—	—
Exercised	(172,974)	4.23			(172,974)
Expired and cancelled	—	—			—
Balance at December 31, 2011	3,158,129	$3.75	2,067,123	$3.75	1,091,006
Vested	—	—			(1,047,026)
Granted	—	—			—
Exercised	(69,365)	4.41			(43,980)
Expired and cancelled	—	—			—
Balance at December 31, 2012	3,088,764	$3.74	3,088,764	$3.74	—

At December 31, 2012, the aggregate amount of shares to be issued on vested SAR’s was 2,067,303 shares with an intrinsic value of $23,361 and for all outstanding SAR’s, the aggregate amount of shares to be issued was 2,067,303 with an intrinsic value of $23,361. During 2012, 2011 and 2010, the aggregate value of SAR’s exercised was $301, $2,289 and $1,147, respectively. The Company received tax deductions of $296, $387 and $180 in 2012, 2011 and 2010, respectively. At December 31, 2012, the weighted average remaining contractual life of all outstanding SAR’s was 1.2 years and for all vested SAR’s was 1.2 years. At December 31, 2012, the unrecognized compensation expense of all SAR’s was nil.

	SAR’s Outstanding			SAR’s Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$3.72 – $8.94	3,078,764	1.17	$3.72	3,078,764	$3.72	1.17
$8.75 – $8.95	10,000	3.33	$8.95	10,000	$8.95	3.33

(d) Equity Value Appreciation Awards

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

Information related to EVAR transactions over the past three years is summarized as follows:

	EVARs Outstanding		EVARs Exercisable
	Number Outstanding	Weighted Average Issuance Price per Share	Number Outstanding	Weighted Average Issuance Price per Share	Non Vested EVARs
Balance at December 31, 2010	—	$—	—	$—	—
Vested	—	—			—
Granted	1,413,000	23.00	—	—	1,413,000
Expired and cancelled	(45,000)	23.00	—	—	(45,000)
Balance at December 31, 2011	1,368,000	$23.00	—	$—	1,368,000
Vested	—	—			—
Granted	—	—			—
Expired and cancelled	(90,000)	23.00	—	—	(90,000)
Balance at December 31, 2012	1,278,000	$23.00	—	$—	1,278,000

The grant date fair value of these EVARs was $13,240. At December 31, 2012, the weighted average remaining contractual life for these awards is one year. At December 31, 2012, the unrecognized compensation expense of these awards is $4,106 and will be recognized through 2013.

The Company has reserved a total of 1,516,832 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2012 there were 1,777,547 shares available for future option and similar grants.

13. Fair Value Measurements

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

The following tables present certain information for our financial assets that is measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Level 1 2012		Level 1 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long term debt	$429,193	$467,500	$344,439	$367,400

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
Beginning Balance of contingent payments	$129,759	$98,534
Payments	(55,071)	(26,656)
Grants	63,972	46,292
Redemption value adjustments	55,737	13,416
Transfers (to) from fixed payments	159	(1,467)
Foreign translation adjustment	239	(360)
Ending Balance of contingent payments	$194,795	$129,759

In addition to the above amounts, there are fixed payments of $1,651 and $7,464 for total deferred acquisition consideration of $196,446 and $137,223, which reconciles to the consolidating financial statements at December 31, 2012 and 2011, respectively.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

14. Gain on Sale of Assets and Other Income (Expense)

The gain on sale of assets and other income (expense) for the years ended December 31 were as follows:

	2012	2011	2010
Other income (expense)	$117	$191	$364
Gain (loss) on disposition of assets	—	(75)	17
	$117	$116	$381

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

The Company reports in two segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services segment consists of integrated marketing consulting services firms that offer a full complement of marketing, activation and consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.
•	The Performance Marketing Services segment includes our firms that provide consumer insights and analytics to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer service, media planning and buying and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, the services provided to the customer and they exhibit similar long term financial performance and have been aggregated together.

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2012
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$721,228	$349,483	$—	$1,070,711
Cost of services sold	480,820	258,301	—	739,121
Office and general expenses	190,242	73,995	38,847	303,084
Depreciation and amortization	27,455	17,617	1,342	46,414
Operating profit (Loss)	22,711	(430)	(40,189)	(17,908)
Other income (Expense):
Other income, net				117
Foreign exchange loss				(976)
Interest expense, net				(46,312)
Loss from continuing operations before income taxes, equity in affiliates				(65,079)
Income tax expense				9,553
Loss from continuing operations before equity in affiliates				(74,632)
Equity in earnings of affiliates				633
Loss from continuing operations				(73,999)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(5,428)
Net loss				(79,427)
Net income attributable to noncontrolling interests	(4,538)	(1,474)	—	(6,012)
Net loss attributable to MDC Partners Inc.				$(85,439)
Stock-based compensation	$9,186	$8,227	$14,784	$32,197
Capital expenditures from continuing operations	$11,487	$8,466	$382	$20,335
Goodwill and intangibles	$532,643	$250,671	$—	$783,314
Total assets	$827,248	$397,450	$120,247	$1,344,945

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2011
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$608,022	$332,381	$—	$940,403
Cost of services sold	425,316	244,674	—	669,990
Office and general expenses	137,824	45,258	35,432	218,514
Depreciation and amortization	22,378	17,016	826	40,220
Operating profit (Loss)	22,504	25,433	(36,258)	11,679
Other income (Expense):
Other income, net				116
Foreign exchange loss				(1,677)
Interest expense, net				(41,716)
Loss from continuing operations before income taxes, equity in affiliates				(31,598)
Income tax expense				41,735
Loss from continuing operations before equity in affiliates				(73,333)
Equity in earnings of affiliates				213
Loss from continuing operations				(73,120)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(3,167)
Net loss				(76,287)
Net income attributable to noncontrolling interests	(6,414)	(1,973)	—	(8,387)
Net loss attributable to MDC Partners Inc.				$(84,674)
Stock-based compensation	$5,149	$3,695	$14,813	$23,657
Capital expenditures from continuing operations	$11,647	$4,782	$6,929	$23,358
Goodwill and intangibles	$426,034	$237,190	$—	$663,224
Total assets	$627,268	$380,825	$47,652	$1,055,745

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2010
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$438,941	$249,885	$—	$688,826
Cost of services sold	288,916	183,202	—	472,118
Office and general expenses	90,495	38,230	22,291	151,016
Depreciation and amortization	17,917	15,873	368	34,158
Operating Profit (Loss)	41,613	12,580	(22,659)	31,534
Other Income (Expense):
Other expense, net				381
Foreign exchange gain				69
Interest expense, net				(33,192)
Loss from continuing operations before income taxes, equity in affiliates				(1,208)
Income tax expense				(165)
Loss from continuing operations before equity in affiliates				(1,043)
Equity in loss of affiliates				866
Loss from continuing operations				(177)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(4,885)
Net loss				(5,062)
Net income attributable to noncontrolling interests	(7,211)	(3,167)	—	(10,378)
Net loss attributable to MDC Partners Inc.				$(15,440)
Stock-based compensation	$7,282	$1,992	$7,233	$16,507
Capital expenditures from continuing operations	$6,476	$4,010	$610	$11,096
Goodwill and intangibles	$367,856	$213,765	$—	$581,621
Total assets	$552,383	$322,520	$39,445	$914,348

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2012	$45,068	$6,145	$1,701	$52,914
2011	$39,555	$7,003	$1,179	$47,737
Goodwill and Intangible Assets
2012	$698,083	$85,231	$—	$783,314
2011	$577,388	$85,836	$—	$663,224

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2012	$868,313	$149,807	$52,591	$1,070,711
2011	$755,286	$152,374	$32,743	$940,403
2010	$573,723	$97,452	$17,651	$688,826

16. Related Party Transactions

(a)	The Company incurred fees and paid cash incentive awards totaling $2,739, $3,375 and $1,343 in 2012, 2011 and 2010, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

On April 27, 2007, the Company entered into a new Management Services Agreement (the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Mr. Nadal continues to provide services to the Company as its Chief Executive Officer. The Services Agreement has a three-year term with automatic one-year extensions. Pursuant to the Services Agreement, the annual base compensation for Mr. Nadal’s services was increased to $1,500, effective April 27, 2010. The Services Agreement also provides for an annual bonus with a targeted payout of up to 250% of the base compensation. The Company also makes an annual cash payment of $500 in respect of retirement benefits, employee health benefits and perquisites. In addition, in the discretion of the Compensation Committee, the Company may grant long term equity incentives with a grant-date value of up to 300% of the then current base retainer. In addition during 2012, 2011 and 2010, in accordance with the Services Agreement, Mr. Nadal repaid to the Company an additional $475, $102, and $95, respectively, of loans due to the Company.

(b)	Pursuant to the amended Services Agreement, the Company agreed to provide to its CEO, Miles S. Nadal a special bonus of C$10,000 ($10,051) upon the first to occur of (i) the average market price of the Company’s Class A subordinate voting shares is C$30 ($30) per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date) or (ii) a change of control of the Company. This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. The after-tax proceeds of such bonus are to be applied first as repayment of any outstanding loans due to the Company from this officer and his related companies in the amount of C$5,480 (US$5,502), as at December 31, 2012, which has been reserved for in the Company’s accounts. These loans have no stated maturity date.
(c)	In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

16. Related Party Transactions  – (continued)

During 2010, Trapeze provided services to certain subsidiaries, the total amount of such services provided were $105. In addition, 2011 and 2010, a subsidiary provided Trapeze with $390 and $300 of services, respectively. Trapeze did not purchase any services from MDC or its subsidiaries in 2012. Trapeze did not provide any services to MDC or its subsidiaries in 2012 and 2011.

17. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration.  In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options.  Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2013 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2012, perform over the relevant future periods at their 2013 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15,866 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,414 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $102,089 only upon termination of such owner’s employment with the applicable subsidiary or death. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised. The aggregate amount of these options is $117,953, which has been recorded on the balance sheet at December 31, 2012 and is included in Redeemable Noncontrolling Interests.

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the year ended December 31, 2012, 2011 and 2010, these operations did not incur any material costs related to damages resulting from hurricanes, although certain agency operations experienced temporary closures as a result of Hurricane Sandy.

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

Commitments.  At December 31, 2012, the Company has $4,771 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $4,106.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $36,457 for 2012, $26,847 for 2011 and $18,429 for 2010, which was reduced by sublease income of $820 in 2012, $555 in 2011 and $277 in 2010. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2012 and thereafter, are as follows:

Period	Amount
2013	$37,533
2014	36,647
2015	34,839
2016	30,132
2017	26,078
2018 and thereafter	95,427
$260,656

At December 31, 2012, the total future cash to be received on sublease income is $1,382.

18. New Accounting Pronouncements

On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test.

19. Employee Benefit Plans

A subsidiary acquired in 2012 sponsors a defined benefit plan. The benefits under the defined benefit plans are based on each employee’s years of service and compensation. Effective March 1, 2006, the plan was frozen to all new employees. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended. The assets of the plans are invested in an investment trust fund and consist of investments in money market funds, bonds and common stock, mutual funds, preferred stock, and partnership interests.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

Net periodic pension cost consists of the following components for the year ended December 31, 2012:

Pension Benefits
2012
Service cost	$—
Interest cost on benefit obligation	1,375
Expected return on plan assets	(1,391)
Curtailment and settlements	385
Amortization of prior service cost	—
Amortization of actuarial (gains) losses	—
Net periodic benefit cost	$369

ASC 715-30-25 requires an employer to recognize the funded status of its defined pension benefit plan as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following for the year ended December 31, 2012:

Pension Benefits
2012
Curtailment/settlement	$(385)
Current year actuarial loss	5,714
Amortization of actuarial gain (loss)	—
Current year prior service (credit) cost	—
Amortization of prior service credit (cost)	—
Amortization of transition asset (obligation)	—
Total recognized in other comprehensive (income) loss	$5,329
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$5,698

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31, 2012:

Pension Benefits
2012
Change in benefit obligation:
Benefit obligation at March 31, 2012	$35,624
Service Cost	—
Interest Cost	1,375
Plan amendments	—
Curtailment/settlement	(1,655)
Actuarial (gains) losses	7,069
Benefits paid	(2,372)
Benefit obligation at December 31, 2012	40,041
Change in plan assets:
Fair value of plan assets at March 31, 2012	25,045
Actual return on plan assets	1,091
Employer contributions	1,005
Benefits paid	(2,372)
Fair value of plan assets at December 31, 2012	24,769
Unfunded status	$15,272

Pension Benefits
2012
Amounts recognized in the balance sheet consist of:
Noncurrent liability	$15,272
Net amount recognized	$15,272

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $40,041, while the aggregate asset value is $24,769 for the year ended December 31, 2012.

Amounts recognized in Accumulated Other Comprehensive Loss:

Pension Benefits
2012
Accumulated net actuarial losses	$(5,329)
Accumulated prior service cost	—
Accumulated transition obligation	—
Net amount recognized, net of tax	$(5,329)

The preceding table presents two measures of benefit obligations for the pension plan. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO) also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. This pension plan has asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

Weighted average assumptions used to determine benefit obligations as of December 31,:

Pension Benefits
2012
Discount rate	$5.23%
Rate of compensation increase	N/A

The discount rate assumptions at December 31, 2012 were determined independently. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs at December 31,:

Pension Benefits
2012
Discount rate	4.53%
Expected return on plan assets	7.40%
Rate of compensation increase	N/A

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes.

Fair Value of Plan Assets

The Defined Benefit plan assets fall into any of three fair value classifications as defined in the Guidance for Fair Value Measurements. There are no Level 3 assets held by the plan. The fair value of the plan assets as of December 31, 2012 is as follows:

	December 31, 2012	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$644	$82	$562	$—
Common Stock	9,981	9,981	—	—
Corporate Bonds	6,426	—	6,426	—
Mutual Funds	7,173	7,173	—	—
Foreign Stock	545	545	—
Total	$24,769	$17,781	$6,988	$—

The pension plans weighted-average target allocation for the year ended December 31, 2012 and strategic asset allocation matrix as of December 31, 2012 are as follows:

	Target Allocation	Plan Assets
	2012	2012
Asset Category:
Equity Securities	60%	56.5%
Debt Securities	40%	40.9%
Cash/Cash Equivalents	0%	2.6%
	100%	100%

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

The goals of the pension plan investment program are to fully fund the obligation to pay retirement benefits in accordance with the plan documents and to provide returns that, along with appropriate funding from the Company, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits.

The Company’s overall investment strategy is to achieve a mix of approximately 50 percent of investments for long-term growth and 50 percent for near-term benefit payments with a wide diversification of asset types and fund strategies.

Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States, as well as a smaller percentage invested in large-cap and mid-cap companies located outside of the United States. Fixed income securities are diversified across different asset types with bonds issued in the United States as well as outside the United States.

The target allocation of plan assets is 50 percent equity securities and 50 percent corporate bonds and U.S. Treasury securities.

The Plan invests in various investment securities. The investments are primarily invested in corporate equity and bond securities. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the preceding tables.

The above tables present information about the pension plan assets measured at fair value at December 31, 2012 and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each plan asset.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed. Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each December 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2013 are as follow:

Estimated 2013 Amortization	Pension Benefits
Prior service cost (credit) amortization	$—
Net loss amortization	38
Total	$38

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
Estimated Future Benefit Payments for FYE 12/31
2013	$1,101
2014	$1,088
2015	$1,058
2016	$1,079
2017	$1,219
2018 – 2022	$7,671

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets.

20. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2012 and 2011, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2012	$235,152	$273,506	$267,405	$294,648
2011	$213,670	$236,959	$235,706	$254,068
Cost of services sold:
2012	$176,046	$187,620	$180,299	$195,156
2011	$155,891	$159,790	$173,447	$180,862
Income (loss) from continuing operations:
2012	$(23,692)	$(15,811)	$(12,392)	$(22,104)
2011	$(6,149)	$4,531	$(16,815)	$(54,687)
Net income (loss) attributable to MDC Partners Inc.:
2012	$(26,281)	$(20,114)	$(14,496)	$(24,548)
2011	$(8,685)	$1,325	$(19,574)	$(57,740)

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

20. Quarterly Results of Operations (Unaudited) (Restated for Discontinued Operations)  – (continued)

	Quarters
	First	Second	Third	Fourth
Income (loss) per common share:
Basic
Continuing operations:
2012	$(0.84)	$(0.57)	$(0.44)	$(0.76)
2011	$(0.28)	$0.06	$(0.65)	$(1.93)
Net income (loss):
2012	$(0.88)	$(0.65)	$(0.47)	$(0.79)
2011	$(0.31)	$0.05	$(0.67)	$(1.97)
Diluted
Continuing operations:
2012	$(0.84)	$(0.57)	$(0.44)	$(0.76)
2011	$(0.28)	$0.05	$(0.65)	$(1.93)
Net income (loss):
2012	$(0.88)	$(0.65)	$(0.47)	$(0.79)
2011	$(0.31)	$0.04	$(0.67)	$(1.97)

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

Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2012 includes non-cash stock based compensation charges of $5,827.
•	The fourth quarter of 2011 includes non-cash stock based compensation charges of $5,837.
•	The fourth quarter of 2012 includes deferred acquisition adjustments of $32,901.
•	The fourth quarter of 2011 includes deferred acquisition adjustments of $11,757 and an additional deferred tax valuation allowance of $47,422.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made during 2012, which are included in the consolidated balance sheets of the Company, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. 2012 acquisitions constituted 13% of total assets, as of December 31, 2012, and 9% of revenue for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2012 acquisitions, because of the timing of the acquisitions.

Based on our assessment, we believe that, as of December 31, 2012, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of acquisitions made after December 31, 2011, which are included in the consolidated balance sheets of the Company, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Post December 31, 2011, acquisitions constituted 13% of total assets, as of December 31, 2012, and 9% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the post December 31, 2011 acquisitions because of the timing of the acquisitions. Our audit of internal control over financial reporting of MDC Partners Inc. and subsidiaries did not include an evaluation of the internal control over financial reporting of the post December 31, 2011 acquisitions.

In our opinion, MDC Partners Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 7, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers”, “Audit Committee”, “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2013 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2012, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 1, 2013 are:

Name	Age	Office
Miles S. Nadal(1)	55	Chairman of the Board, Chief Executive Officer and President
Stephen Pustil(1)	69	Vice Chairman
David B. Doft	41	Chief Financial Officer
Mitchell S. Gendel	47	General Counsel & Corporate Secretary
Michael C. Sabatino	48	Senior Vice President, Chief Accounting Officer
Gavin Swartzman	48	Managing Director
David C. Ross	32	Senior Vice President, Corporate Development

(1)	Also a director

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

Mr. Sabatino joined MDC Partners in April 2005 as Senior Vice President and Chief Accounting Officer. Prior to joining MDC Partners, he was an audit partner with the accounting firm of Eisner LLP from April 2004. Prior to that, from December 2001 to March 2004, he was the Co-CFO/Senior Vice President Finance of JAKKs Pacific, Inc., a publicly-held toy company. Before that, Mr. Sabatino was an audit partner at BDO USA, LLP, a public accounting firm.

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

Mr. Ross joined MDC Partners in March 2010 and became Senior Vice President, Corporate Development, in March 2012. Prior to joining MDC Partners, he was an Associate at Skadden Arps LLP where he represented corporate clients in a variety of capital markets and M&A transactions.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc. New York, New York
Toronto, Canada

The audits referred to in our report dated March 7, 2013 relating to the consolidated financial statements of MDC Partners Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2012, 2011 and 2010. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
New York, New York
March 7, 2013

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2012	$851	$1,587	$(864)	$7	$1,581
December 31, 2011	$1,990	$158	$(1,299)	$2	$851
December 31, 2010	$2,034	$765	$(824)	$15	$1,990

Schedule II — 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012
(Dollars in Thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2012	$113,585	$16,240	$4,449	(1)	$487	$134,761
December 31, 2011	$66,459	$47,422	$(4	)(1)	$(292)	$113,585
December 31, 2010	$77,044	$(7,986)	$(3,908	)(1)	$1,309	$66,459

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved, adjustment for net operating loss relating to sale of business and pension plan adjustment.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.
Date: March 7, 2013	By: /s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 7, 2013
/s/ Scott Kauffman Scott Kauffman	Presiding Director	March 7, 2013
/s/ Robert Kamerschen Robert Kamerschen	Director	March 7, 2013
/s/ Clare Copeland Clare Copeland	Director	March 7, 2013
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 7, 2013
/s/ Michael J. Kirby Michael J. Kirby	Director	March 7, 2013
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 7, 2013
/s/ David Doft David Doft	Chief Financial Officer	March 7, 2013
/s/ Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 7, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
4.1	Indenture, dated as of October 23, 2009, by and between the Company, the Note Guarantors, and The Bank of New York Mellon, as trustee, relating to the issuance of the Company’s 11% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 26, 2009);
4.1.1	First Supplemental Indenture, dated as of May 14, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 11% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 14, 2010);
4.1.2	Second Supplemental Indenture, dated as of October 23, 2010, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on October 29, 2010);
4.1.3	Third Supplemental Indenture, dated as of April 19, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 11% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2011);
4.1.4	Fourth Supplemental Indenture, dated as of May 2, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1.4 of the Company’s Form 10-K filed on March 15, 2012);
4.1.5	Fifth Supplemental Indenture, dated as of September 19, 2011, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1.5 of the Company’s Form 10-K filed on March 15, 2012);
4.1.6	Sixth Supplemental Indenture, dated as of March 23, 2012, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2012);
4.1.7	Seventh Supplemental Indenture, dated as of December 10, 2012, to the Indenture, dated as of October 23, 2009, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 11% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 10, 2012);
10.1	Purchase Agreement, dated October 20, 2009, by and among the Company and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Notes due 2016 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on October 26, 2009);

Exhibit No.	Description
10.1.1	Exchange and Registration Rights Agreement, dated as of October 23, 2009, by and among the Company, and Goldman, Sachs & Co., as representative of the initial purchasers, relating to the issuance of the Company’s 11% Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.1.2	Purchase Agreement, dated as of May 11, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 14, 2010);
10.1.3	Exchange and Registration Rights Agreement, dated as of May 14, 2010, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2010);
10.1.5	Purchase Agreement, dated as of April 14, 2011, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on April 19, 2011);
10.1.6	Exchange and Registration Rights Agreement, dated as of April 19, 2011, among the Company, the Note Guarantors and Goldman, Sachs & Co., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 19, 2011);
10.1.7	Exchange and Registration Rights Agreement, dated as of December 10, 2012, among the Company, the Note Guarantors and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2012);
10.2	Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009);
10.2.1	First Amendment, dated March 19, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed on May 7, 2010);
10.2.2	Consent and Second Amendment, dated May 6, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed on May 7, 2010);
10.2.3	Third Amendment, dated November 22, 2010, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.3 to the Company’s Form 10-K filed on March 14, 2011);
10.2.4	Fourth Amendment, dated March 7, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.4 to the Company’s Form 10-K filed on March 14, 2011);

Exhibit No.	Description
10.2.5	Fifth Amendment, dated March 25, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q filed on May 2, 2011);
10.2.6	Sixth Amendment, dated April 29, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q filed on May 2, 2011);
10.2.7	Seventh Amendment, dated September 21, 2011, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2011);
10.2.8	Eighth Amendment, dated February 13, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.8 to the Company’s Form 10-K filed on March 15, 2012);
10.2.9	Ninth Amendment, dated March 27, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2012);
10.2.10	Tenth Amendment, dated July 30, 2012, to Credit Agreement, dated as of October 23, 2009 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 2, 2012);
10.3	Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2007);
10.3.1	Letter Agreement between the Company and Miles Nadal dated April 11, 2005 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on April 18, 2005);
10.3.2	Letter Agreement between the Company and Miles Nadal dated April 1, 2008 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-K filed on March 9, 2009);
10.3.3	Amendment to Management Services Agreement relating to the employment of Miles Nadal as Chief Executive Officer, dated July 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2010);
10.4	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.4.1	Amendment No. 1 dated August 5, 2010, to the Employment Agreement made as of August 20, 2007, by and between MDC Partners Inc. and Stephen Pustil (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 29, 2010);
10.5	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);

Exhibit No.	Description
10.5.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2011);
10.6	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.7	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.7.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2011);
10.8	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);
10.8.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Michael Sabatino (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 2, 2011);
10.9	Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);
10.9.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.10	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);
10.10.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.10.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.10.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.10.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.10.5	Form of Restricted Stock Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-K filed on March 10, 2010);
10.10.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-K filed on March 10, 2010);
10.10.7	Form of EVAR Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2011);
10.10.8	Form of EVAR Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2011);
10.10.9	Form of Restricted Stock Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.9 to the Company’s Form 10-K filed on March 14, 2011);
10.10.10	Form of Restricted Stock Unit (RSU) Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.10 to the Company’s Form 10-K filed on March 14, 2011);

Exhibit No.	Description
10.10.11	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);
10.11	2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 1, 2011);
10.11.1	Form of Restricted Stock Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 1, 2011);
10.11.2	Form of Restricted Stock Unit (RSU) Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 1, 2011);
10.11.3	Form of Restricted Stock Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.3 of the Company’s Form 10-K filed on March 15, 2012);
10.11.4	Form of Restricted Stock Unit (RSU) Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.4 of the Company’s Form 10-K filed on March 15, 2012);
10.12	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2011);
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines, amended in May 2009 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 10, 2010);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.