Form 10-Q
period 2013-03-31
MDC PARTNERS INC
filed 2013-05-08
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes   ☐ No   ☒

The numbers of shares outstanding as of April 24, 2013 were: 31,846,626 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue:
Services	$267,014	$235,152
Operating Expenses:
Cost of services sold	179,007	176,046
Office and general expenses	68,005	59,868
Depreciation and amortization	9,622	9,988
	256,634	245,902
Operating profit (loss)	10,380	(10,750)
Other Income (Expense):
Other, net	2,692	(1,023)
Interest expense and finance charges	(12,428)	(10,996)
Loss on redemption of notes	(55,588)	—
Interest income	36	68
	(65,288)	(11,951)
Loss from continuing operations before income taxes, equity in affiliates	(54,908)	(22,701)
Income tax expense (benefit)	(14,250)	1,263
Loss from continuing operations before equity in affiliates	(40,658)	(23,964)
Equity in earnings of non-consolidated affiliates	41	272
Loss from continuing operations	(40,617)	(23,692)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,557)	(1,092)
Net loss	(42,174)	(24,784)

Net income attributable to the noncontrolling interests	(984)	(1,497)

Net loss attributable to MDC Partners Inc.	$(43,158)	$(26,281)

Loss Per Common Share:
Basic and Diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(1.33)	$(0.84)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.05)	(0.04)
Loss attributable to MDC Partners Inc. common shareholders	$(1.38)	$(0.88)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	31,233,893	29,889,932

Non cash stock based compensation expense is included in the following line items above:
Cost of services sold	$1,179	$—
Office and general expenses	3,322	5,884
Total	$4,501	$5,884

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(thousands of United States dollars)

	Three Months Ended March 31,
	2013	2012
Comprehensive Income (Loss):
Net loss	$(42,174)	$(24,784)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,040)	1,868
Other comprehensive loss	(43,214)	(22,916)
Comprehensive loss attributable to noncontrolling interest	(973)	(1,503)
Comprehensive loss attributable to MDC Partners Inc.	$(44,187)	$(24,419)

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,360	$60,330
Accounts receivable, less allowance for doubtful accounts of $1,569 and $1,581	367,347	326,087
Expenditures billable to clients	59,098	58,842
Other current assets	23,646	16,892
Total Current Assets	521,451	462,151
Fixed assets, at cost, less accumulated depreciation of $119,918 and $115,792	50,816	52,914
Investment in affiliates	41	—
Goodwill	718,471	720,071
Other intangibles assets, net	58,569	63,243
Deferred tax asset	24,458	9,332
Other assets	44,703	37,234
Total Assets	$1,418,509	$1,344,945
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current Liabilities:
Accounts payable	$209,241	$356,847
Accruals and other liabilities	225,689	93,895
Advance billings	144,965	131,908
Current portion of long-term debt	1,337	1,858
Current portion of deferred acquisition consideration	106,127	104,325
Total Current Liabilities	687,359	688,833
Long-term debt	550,544	429,845
Long-term portion of deferred acquisition consideration	92,086	92,121
Other liabilities	47,292	47,985
Deferred tax liabilities	53,628	53,018

Total Liabilities	1,430,909	1,311,802

Redeemable Noncontrolling Interests (Note 2)	119,177	117,953
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 31,332,273 and 31,074,168 shares issued and outstanding in 2013 and 2012	255,491	253,869
Class B Shares, no par value, unlimited authorized, 2,503 shares issued and outstanding in 2013 and 2012, each convertible into one Class A share	1	1
Shares to be issued, 28,000 shares	424	424
Charges in excess of capital	(77,104)	(72,913)
Accumulated deficit	(359,871)	(316,713)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(8,474)	(7,445)

MDC Partners Inc. Shareholders’ Deficit	(189,588)	(142,832)
Noncontrolling Interests	58,011	58,022
Total Deficit	(131,577)	(84,810)
Total Liabilities, Redeemable Noncontrolling Interests and Deficit	$1,418,509	$1,344,945

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of United States dollars)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(42,174)	$(24,784)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,557)	(1,092)
Loss from continuing operations	(40,617)	(23,692)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Non-cash stock-based compensation	4,501	5,884
Depreciation	4,781	4,333
Amortization of intangibles	4,841	5,655
Amortization of deferred finance charges and debt discount	5,653	559
Loss on redemption of notes	50,385	—
Adjustment to deferred acquisition consideration	2,314	2,675
Loss on disposition of assets	—	(23)
Deferred income taxes (benefits)	(14,570)	1,100
Earnings of non-consolidated affiliates	(41)	(272)
Distributions in excess of carrying value	(3,058)	—
Other non-current assets and liabilities	1,222	(1,118)
Foreign exchange	443	898
Changes in working capital:
Accounts receivable	(41,379)	(18,077)
Expenditures billable to clients	(256)	(17,433)
Prepaid expenses and other current assets	(5,887)	366
Accounts payable, accruals and other liabilities	(13,361)	14,868
Advance billings	13,057	37,535
Cash flows provided by (used in) continuing operating activities	(31,972)	13,258
Discontinued operations	(986)	(739)
Net cash provided by (used in) operating activities	(32,958)	12,519
Cash flows from investing activities:
Capital expenditures	(2,919)	(5,092)
Acquisitions, net of cash acquired	—	39,261
Proceeds from sale of assets	11	22
Other investments	(1,202)	(1,039)
Profit distributions from affiliates	3,096	—
Cash flows provided by (used in) continuing investing activities	(1,014)	33,152
Discontinued operations	(7)	(19)
Net cash provided by (used in) investing activities	(1,021)	33,133
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	550,000	—
Repayment of 11% notes	(425,000)	—
Payments of revolving credit agreement	—	(14,133)
Acquisition related payments	(2,225)	(1,925)
Repayment of long-term debt	(618)	(46)
Purchase of shares	(3,380)	(2,146)
Premium paid on redemption of notes	(50,385)	—
Deferred financing costs	(15,971)	(74)
Distributions to noncontrolling partners	(1,387)	(1,646)
Bank overdrafts	(5,756)	6,921
Payment of dividends	(210)	(4,669)
Net cash provided by (used in) financing activities	45,068	(17,718)
Effect of exchange rate changes on cash and cash equivalents	(59)	(73)
Net increase in cash and cash equivalents	11,030	27,861
Cash and cash equivalents at beginning of period	60,330	8,096
Cash and cash equivalents at end of period	$71,360	$35,957
Supplemental disclosures:
Cash income taxes paid	$67	$24
Cash interest paid	$18,342	$674
Non-cash transactions:
Capital leases	$—	$134
Dividends payable	$831	$9,752

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(thousands of United States dollars)

		Common Stock			Share Capital to Be Issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Loss	Equity (Deficit)	Interests	Deficit
Balance at December 31, 2012	31,074,168	$253,869	2,503	$1	28,000	$424	$-	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)
Net loss attributable to MDC Partners	-	-	-	-	-	-	-	-	(43,158)	-	-	(43,158)	-	(43,158)
Other Comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	(1,029)	(1,029)	(11)	(1,040)
Stock Appreciation Rights Exercised	58,668	172	-	-	-	-	(172)	-	-	-	-	-	-	-
Issuance of restricted stock	339,114	4,830	-	-	-	-	(4,830)	-	-	-	-	-	-	-
Shares acquired and cancelled	(139,677)	(3,380)	-	-	-	-	-	-	-	-	-	(3,380)	-	(3,380)
Stock-based compensation	-	-	-	-	-	-	3,412	-	-	-	-	3,412	-	3,412
Changes in redemption value of redeemable noncontrolling interests	-	-	-	-	-	-	(1,542)	-	-	-	-	(1,542)	-	(1,542)
Decrease in noncontrolling interests from business combinations	-	-	-	-	-	-	(1,059)	-	-	-	-	(1,059)	-	(1,059)
Transfer to charges in excess of capital	-	-	-	-	-	-	4,191	(4,191)	-	-	-	-	-	-
Balance at March 31, 2013	31,332,273	$255,491	2,503	$1	28,000	$424	$-	$(77,104)	$(359,871)	$(55)	$(8,474)	$(189,588)	$58,011	$(131,577)

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2013 or December 31, 2012.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2013 and December 31, 2012, is approximately $46 and $47, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

Business Combinations. Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed from 2009 to 2013 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2013, $2,296 of expense was recognized related to changes in estimated value.  For the three months ended March 31, 2012, $2,528 of expense has been recorded in operating income. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting.  For the three months ended March 31, 2013, $536 of acquisition related costs have been charged to operations.  For the three months March 31, 2012, $740 of acquisition related costs have been charged to operations.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options.  The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised.  For the three months March 31, 2013 and 2012, there have been no charges to noncontrolling interests.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	March 31,	December 31,
	2013	2012
Beginning Balance as of December 31,	$117,953	$107,432
Redemptions	—	(16,712)
Granted	—	4,189
Changes in redemption value	1,542	22,912
Currency Translation Adjustments	(318)	132
Ending Balance as of March 31,	$119,177	$117,953

Variable Interest Entity. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for the quarter ended March 31, 2013 and March 31, 2012. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at March 31, 2013 were $234,715 and $203,328, respectively.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving credit agreement and Senior Notes. The Company amortizes deferred financing costs using the effective interest method over the life of the Senior Notes and straight line over the life of the revolving credit agreement.

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

During the three months ended March 31, 2013, the Company issued 201,739 restricted stock units (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $2,608 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 514,353 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of March 31, 2013.

3 .	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended March 31,
	2013	2012
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(40,617)	$(23,692)
Net income attributable to the noncontrolling interests	(984)	(1,497)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(41,601)	(25,189)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(41,601)	$(25,189)
Denominator
Denominator for basic loss per common share – adjusted weighted shares	31,233,893	29,889,932
Effect of dilutive securities	—	—
Denominator for diluted loss per common share - adjusted weighted shares	31,233,893	29,889,932
Basic loss per common share from continuing operations attributable to MDC Partners Inc.	$(1.33)	$(0.84)
Diluted loss per common share from continuing operations attributable to MDC Partners Inc.	$(1.33)	$(0.84)

During the three months ended March 31, 2013, options and other rights to purchase 3,812,325 shares of common stock, which includes 766,993 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three months ended March 31, 2012, options and other rights to purchase 5,093,649 shares of common stock, which includes 846,269 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the 2013 acquisitions noted below since they did not have a material effect on the Company’s operating results. During the first quarter of 2013, the Company completed an immaterial transaction with a majority owned entity.

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

Net Income (Loss) Attributable to MDC Partners Inc. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended March 31,
	2013	2012
Net loss attributable to MDC Partners Inc.	$(43,158)	$(26,281)
Transfers to the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	—	(1,263)
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests	(1,059)	—
Net transfers from noncontrolling interest	$(1,059)	$(1,263)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(44,217)	$(27,544)

5.	Accrued and Other Liabilities

At March 31, 2013 and December 31, 2012, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,429 and $3,624, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2012 and three months ended March 31, 2013 were as follows:

Noncontrolling Interests
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	6,012
Distributions made	(7,673)
Cumulative translation adjustments	1,236
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	984
Distributions made	(1,387)
Other (1)	198
Cumulative translation adjustments	10
Balance, March 31, 2013	$3,429

(1)	Other primarily relates to step-up transactions and discontinued operations.

6.	Discontinued Operations

In 2012, the Company discontinued a subsidiary and certain operating divisions.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012 was the following:

	Three Months Ended March 31,
	2013	2012
Revenue	$539	$2,888

Operating loss	$(140)	$(1,190)

Other income (expense)	$13	$(42)

Noncontrolling interest expense (recovery)	(42)	140

Loss on disposal	(1,388)	—

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(1,557)	$(1,092)

7.	Short-Term Debt, Long-Term Debt and Convertible Notes

Debt consists of:

	March 31,	December 31,
	2013	2012

Revolving credit agreement	$—	$—
6.75% Senior Notes due 2020	550,000	—
11% Senior Notes due 2016	—	425,000
Original issue premium	—	4,193
Notes payable and other bank loans	917	1,385
	550,917	430,578
Obligations under capital leases	964	1,125
	551,881	431,703

Less current portion:	1,337	1,858
	$550,544	$429,845

MDC Financing Agreement and Senior Notes

Issuance of 6.75% Senior Notes

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement due 2018 (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its 6.75% Senior Notes due 2020 (the 6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the quarter ended March 31, 2013, for loss on redemption of notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

The 6.75% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement. The 6.75% Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.

MDC may, at its option, redeem the 6.75% Notes in whole at any time or in part from time to time, on and after April 1, 2016 at a redemption price of 103.375% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2016, at a redemption price of 101.688% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2017 and at a redemption price of 100% of the principal amount thereof if redeemed on April 1, 2018 and thereafter.

Prior to April 1, 2016, MDC may, at its option, redeem some or all of the 6.75% Notes at a price equal to 100% of the principal amount of the 6.75% Notes plus a “make whole” premium and accrued and unpaid interest. MDC may also redeem, at its option, prior to April 1, 2016, up to 35% of the 6.75% Notes with the proceeds from one or more equity offerings at a redemption price of 106.750% of the principal amount thereof.

If MDC experiences certain kinds of changes of control (as defined in the Indenture), holders of the 6.75% Notes may require MDC to repurchase any 6.75% Notes held by them at a price equal to 101% of the principal amount of the 6.75% Notes plus accrued and unpaid interest. In addition, if MDC sells assets under certain circumstances, it must offer to repurchase the 6.75% Notes at a price equal to 100% of the principal amount of the 6.75% Notes plus accrued and unpaid interest.

The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provision.

7. Short-Term Debt, Long-Term Debt and Convertible Notes  – (continued)

Credit Agreement

On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $225 million senior secured revolving credit agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.

Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.25% in the case of Base Rate Loans and 2.00% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a total leverage ratio, a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level. The Credit Agreement is also subject to customary events of default.

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At March 31, 2013, the weighted average interest rate under the Credit Agreement was 5.5%.

At March 31, 2013, the Company had issued $4,999 of undrawn outstanding Letters of Credit.

At March 31, 2013 and December 31, 2012, accounts payable included $23,580 and $29,336 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at March 31, 2013 and 2012:

	Level 1		Level 1
	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$550,000	$555,500	$—	$—
11% Notes due 2016	$—	$—	$429,193	$467,500

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2013	2012
Beginning Balance of contingent payments	$194,795	$129,759
Payments	(592)	(55,071)
Grants	—	63,972
Redemption value adjustments	3,049	55,737
Transfers from fixed payments	—	159
Foreign translation adjustment	(270)	239
Ending Balance of contingent payments	$196,982	$194,795

In addition to the above amounts, there are fixed payments of $1,231 and $1,651 for total deferred acquisition consideration of $198,213 and $196,446, which reconciles to the consolidated financial statements at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.	Other Income (Expense)

	Three Months Ended March 31,
	2013	2012
Other expense	$(307)	$(5)
Distribution in excess of carrying value	3,058	—
Foreign currency loss	(59)	(1,041)
Loss on sale of assets	—	23
	$2,692	$(1,023)

10.	Segment Information

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

The Company reports in two segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services segment consists of integrated marketing consulting services firms that offer a full complement of marketing, activation and consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing, and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•	The Performance Marketing Services segment includes our firms that provide consumer insights and analytics to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer services, media planning and buying, and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, the services provided to the customer and they exhibit similar long term financial performance and have been aggregated together.

The significant accounting polices of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating segments.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$183,844	$83,170	$—	$267,014

Cost of services sold	119,046	59,961	—	179,007

Office and general expenses	36,689	21,171	10,145	68,005

Depreciation and amortization	5,834	3,423	365	9,622

Operating Profit (Loss)	22,275	(1,385)	(10,510)	10,380

Other Income (Expense):
Other income, net				2,692
Interest expense, net				(67,980)

Loss from continuing operations before income taxes, equity in affiliates				(54,908)
Income tax benefit				(14,250)

Loss from continuing operations before equity in affiliates				(40,658)
Equity in earnings of non-consolidated affiliates				41

Loss from continuing operations				(40,617)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,557)

Net loss				(42,174)

Net income attributable to the noncontrolling interests	(762)	(222)	—	(984)
Net loss attributable to MDC Partners Inc.				$(43,158)

Non cash stock based compensation	$1,141	$829	$2,531	$4,501

Supplemental Segment Information:

Capital expenditures	$1,778	$1,052	$89	$2,919

Goodwill and intangibles	$528,944	$248,096	$—	$777,040

Total assets	$852,901	$404,072	$161,536	$1,418,509

Three Months Ended March 31, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$160,096	$75,056	$—	$235,152

Cost of services sold	119,553	56,493	—	176,046

Office and general expenses	34,640	17,295	7,933	59,868

Depreciation and amortization	5,097	4,543	348	9,988

Operating Profit (Loss)	806	(3,275)	(8,281)	(10,750)

Other Income (Expense):
Other expense, net				(1,023)
Interest expense, net				(10,928)

Loss from continuing operations before income taxes, equity in affiliates				(22,701)
Income tax expense				1,263

Loss from continuing operations before equity in affiliates				(23,964)
Equity in earnings of non-consolidated affiliates				272

Loss from continuing operations				(23,692)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,092)

Net loss				(24,784)

Net income attributable to the noncontrolling interests	(1,100)	(397)	—	(1,497)
Net loss attributable to MDC Partners Inc.				$(26,281)

Non cash stock based compensation	$1,866	$1,691	$2,327	$5,884

Supplemental Segment Information:

Capital expenditures	$2,676	$2,316	$100	$5,092

Goodwill and intangibles	$551,674	$260,672	$—	$812,346

Total Assets	$837,832	$414,448	$86,330	$1,338,610

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2013	$220,656	$32,285	$14,073	$267,014
2012	$187,359	$36,439	$11,354	$235,152

11. Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2013 to 2019. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2013, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $17,029 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,668 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $102,150 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at March 31, 2013 is $119,177 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2013 and 2012, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $3,370 of investments.  At March 31, 2013, the Company had issued $4,999 of undrawn outstanding letters of credit.

12. New Accounting Pronouncements

On January 1, 2013, we adopted FASB Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This standard provides an option for companies to use a qualitative approach to test indefinite-lived intangibles for impairment if certain conditions are met. If an entity concludes, based on qualitative factors, that it is more likely than not that a reporting unit's fair value is less than its carrying amount, then the entity is required to perform the existing two step quantitative impairment test. If based on this qualitative approach, impairment is not indicated, no further testing is required. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two step quantitative impairment test. We perform our annual impairment test at the beginning of the fourth quarter of each year.

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. During the quarter ended March 31, 2013 there were no significant amounts reclassified out of accumulated other comprehensive income, and accordingly, no additional disclosures were required.

In February 2013, the FASB issued Accounting Standards Update No 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update will require an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements will also be required. This guidance is effective for the company beginning January 1, 2014, and is to be applied retrospectively for obligations that exist at the date of adoption. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No 2013-05, Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity. This update addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for the company beginning on January 1, 2014. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2013 means the period beginning January 1, 2013, and ending December 31, 2013).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2013 and 2012, and the financial condition of the Company as of March 31, 2013. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2012 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2009 to 2013 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations:

Three Months Ended March 31, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$183,844	$83,170	$—	$267,014

Cost of services sold	119,046	59,961	—	179,007

Office and general expenses	36,689	21,171	10,145	68,005

Depreciation and amortization	5,834	3,423	365	9,622

Operating Profit/(Loss)	22,275	(1,385)	(10,510)	10,380

Other Income (Expense):
Other income, net				2,692
Interest expense, net				(67,980)

Loss from continuing operations before income taxes, equity in affiliates				(54,908)
Income tax benefit				(14,250)

Loss from continuing operations before equity in affiliates				(40,658)
Equity in earnings of non-consolidated affiliates				41

Loss from continuing operations				(40,617)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,557)
Net loss				(42,174)

Net income attributable to the noncontrolling interests	(762)	(222)	—	(984)
Net loss attributable to MDC Partners Inc.				$(43,158)

Non cash stock based compensation	$1,141	$829	$2,531	$4,501

Three Months Ended March 31, 2012

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total

Revenue	$160,096	$75,056	$—	$235,152

Cost of services sold	119,553	56,493	—	176,046

Office and general expenses	34,640	17,295	7,933	59,868

Depreciation and amortization	5,097	4,543	348	9,988

Operating Profit (Loss)	806	(3,275)	(8,281)	(10,750)

Other Income (Expense):
Other expense, net				(1,023)
Interest expense, net				(10,928)

Loss from continuing operations before income taxes, equity in affiliates				(22,701)
Income tax expense				1,263

Loss from continuing operations before equity in affiliates				(23,964)
Equity in earnings of non-consolidated affiliates				272

Loss from continuing operations				(23,692)

Loss from discontinued operations attributable to MDC Partners Inc. net of taxes				(1,092)

Net loss				(24,784)

Net income attributable to the noncontrolling interests	(1,100)	(397)	—	(1,497)
Net loss attributable to MDC Partners Inc.				$(26,281)

Non cash stock based compensation	$1,866	$1,691	$2,327	$5,884

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Revenue was $267.0 million for the quarter ended March 31, 2013, representing an increase of $31.9 million, or 13.6%, compared to revenue of $235.2 million for the quarter ended March 31, 2012. This revenue increase related primarily to acquisition growth of $8.8 million and organic growth of $23.7 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2013, resulted in decreased revenues of $0.6 million.

The operating profit for the quarter ended March 31, 2013 was $10.4 million compared to an operating loss of $10.8 million for the quarter ended March 31, 2012. The increase in operating profit was primarily the result of an increase in operating profit of $21.5 million in the Strategic Marketing Services segment, a decrease in the loss of $1.9 million within the Performance Marketing Services segment, offset by an increase in corporate operating expenses of $2.2 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first quarter of 2012 was $25.2 million, compared to a loss of $41.6 million for the first quarter ended March 31, 2013. This increase in loss of $16.4 million was primarily the result of an increase in operating profits of $21.1 million, an increase in other income (expense) net of $3.7 million, a decrease in net income attributable to noncontrolling interests of $0.5 million, a decrease in income tax expense of $15.5 million, offset by an increase in interest expense, net of $57.0 million.

Marketing Communications Group

Revenues in the first quarter of 2013 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $267.0 million compared to $235.2 million in the first quarter of 2012, representing a year-over-year increase of 13.6%.

The components of the increase in revenue in 2013 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended March 31, 2012	$235,152	—
Organic	23,654	10.1%
Acquisitions	8,764	3.7%
Foreign exchange impact	(556)	(0.2)%
Quarter ended March 31, 2013	$267,014	13.6%

The geographic mix in revenues was consistent between the first quarter of 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	83%	80%
Canada	12%	15%
Other	5%	5%

The operating profit of the Marketing Communications Group increased by $23.4 million to $20.9 million from a loss of $2.5 million. Operating margins increased by 8.9% and were 7.8% for 2013, compared to a loss of 1.1% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and a decrease in direct costs, and depreciation and amortization, offset by increases in total staff costs and office and general expenses. Direct costs (excluding staff costs) decreased as a percentage of revenues from 21.9% in 2012, to 13.4% in 2013. Total staff costs were consistent as a percentage of revenue at 61.1% in 2012 and 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first quarter of 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 22.1% in 2012, to 21.7% in 2013.  This decrease was primarily due to the increase in revenue. Depreciation and amortization as a percentage of revenue decreased from 4.1% in 2012 to 3.5% in 2013.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the first quarter of 2013 were $183.8 million, compared to $160.1 million in the first quarter of 2012. The year-over-year increase of $23.7 million or 14.8% was attributable primarily to organic growth of $18.7 million as a result of net new business wins, and acquisition growth of $5.2 million. A strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a $0.2 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $21.5 million from $0.8 million in the first quarter of 2012 to $22.3 million in the first quarter of 2013. Operating margins increased from 0.5% in the first quarter of 2012 to 12.1% in the first quarter of 2013. The increase in operating profits and operating margins were primarily due to increases in revenues and decreases in direct costs and office and general costs offset by an increase in total staff costs. Direct costs (excluding staff labor) decreased as a percentage of revenue from 22.1% in the first quarter of 2012 to 9.1% in the first quarter of 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first quarter of 2013 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 59.7% in the first quarter of 2012 to 61.4% in the first quarter of 2013. Total staff costs as a percentage of revenue are consistent in 2013 with the 2012 full year run rate. Office and general expenses decreased as a percentage of revenue from 21.6% in the first quarter of 2012 to 20.0% in the first quarter of 2013. The decrease is due to the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue was consistent at 3.2%.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $83.2 million for the first quarter of 2013, an increase of $8.1 million, or 10.8% higher than revenues of $75.1 million in the first quarter of 2012. The year over year increase was attributed primarily to growth from acquisitions of $3.6 million, and organic revenue growth of $4.9 million, due to net new business wins. In addition, a strengthening of the US dollar verses the Canadian dollar in 2013 compared to 2012 resulted in a $0.4 million decrease in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $1.9 million, from a loss of $3.3 million in the first quarter of 2012 to a loss of $1.4 million in the first quarter of 2013. Operating margins increased from a loss of 4.4% in 2012, to a loss of 1.7% in 2013. The increase in operating profits and operating margins were primarily due to decreases in total staff costs and depreciation and amortization offset by increases in direct costs (excluding staff labor) and office and general costs. Total staff costs decreased from 64.3% in 2012 to 60.5% in 2013 primarily from the run rate reductions of staff reduced during 2012. Direct costs increased from 21.6% in 2012 to 22.8% in 2013 due to increased pass-thru costs incurred on the clients’ behalf during the first quarter of 2013 where the agency was acting as principal versus agent for certain client contracts. Office and general costs increased from 23.0% in 2012 to 25.5% in 2013 primarily due to deferred acquisition consideration adjustments which increase as a percentage of revenue from 0.1% in 2012 to 2.2% in 2013. Depreciation and amortization decreased from 6.1% in 2012 to 4.1% in 2013 due to increased revenue on relatively fixed costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $10.5 million in the first quarter of 2013 compared to $8.3 million in the first quarter of 2012. The increase was primarily related to increased compensation and related expenses of $1.0 million. In addition, advertising and promotion costs and professional fees resulted in the remaining increase.

Other Income, Net

Other income (expense) increased to an income of $2.7 million in the first quarter of 2013 compared to an expense of $1.0 million in the first quarter of 2012. The increase was primarily related to a distribution received in excess of the assets carrying value of $3.1 million and a decrease in the unrealized foreign exchange loss of $1.0 million. Specifically, this unrealized loss was due primarily to the fluctuation in the US dollar during 2013 and 2012 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first quarter of 2013 was $68.0 million, an increase of $57.1 million over the $10.9 million of net interest expense incurred during the first quarter of 2012. The increase in interest expense in 2013 was due to the loss paid on the redemption of the Company’s 11% Notes of $55.6 million and higher average outstanding debt in 2013.

Income Taxes

 Income tax expense was a benefit of $14.3 million in the first quarter of 2013 compared to an expense of $1.3 million for the first quarter of 2012. The Company’s effective tax rate in 2013 was consistent with the Canadian effective rate. The Company’s effective tax rate in 2012 was substantially higher due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. For the first quarter of 2013, equity in affiliates was nominal income compared to income of $0.3 million in 2012.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.0 million for the first quarter of 2013, a decrease of $0.5 million from the $1.5 million of noncontrolling interest expense incurred during the first quarter of 2012, primarily due to the Company’s increase in ownership during 2012 of entities not previously wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $1.6 million for the first quarter of 2013 and $1.1 million for the first quarter of 2012.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first quarter of 2013 was $43.2 million or a loss of $1.38 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $26.3 million or a loss of $0.88 per diluted share reported for the first quarter of 2012.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2013	As of and for the three months ended March 31, 2012	As of and for the year ended December 31, 2012
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$71,360	$35,957	$60,330
Working capital (deficit)	$(165,908)	$(201,391)	$(226,682)
Cash from (used in) operations	$(32,958)	$12,519	$76,304
Cash from (used in) investing	$(1,021)	$33,133	$7,811
Cash from financing	$45,068	$(17,718)	$(31,858)
Long-term debt to total equity ratio	(4.19)	(57.05)	(5.09)
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$51,812	$22,701	$63,791

As of March 31, 2013 and December 31, 2012, $0.6 million and $2.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At March 31, 2013, the Company had a working capital deficit of $165.9 million compared to a deficit of $226.7 million at December 31, 2012. The increase in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2013, $3.4 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2013 was $32.0 million. This was attributable primarily to a net loss from continuing operations of $40.6 million, an increase in accounts receivable of $41.4 million, a decrease in deferred income tax of $14.6 million, a decrease in accounts payables, accruals, and other liabilities of $13.4 million, an increase in prepaid expenses and other current assets of $5.9 million, distributions in excess of carrying value of $3.1 million, and an increase in expenditures billable to clients of $0.3 million. This use of cash was offset by the loss on the redemption of notes of $50.4 million, depreciation and amortization of intangibles and non-cash stock compensation of $14.1 million, an increase in advanced billings of $13.1 million, amortization of deferred financing costs and debt discount of $5.7 million, adjustments to deferred acquisition consideration for $2.3 million, a decrease in other non-current assets and liabilities of $1.2 million and foreign exchange of $0.4 million. Discontinued operations attributable to MDC Partners used cash of $1.0 million in the three months ended March 31, 2013.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2012 was $13.3 million. This was attributable primarily to a net loss from continuing operations of $23.7 million, an increase in accounts receivable of $18.1 million, an increase in expenditures billable to clients of $17.4 million, and an increase in other non-current assets and liabilities of $1.1 million.  This use of cash was offset by depreciation and amortization of intangibles and non-cash stock compensation of $15.9 million, a decrease in advanced billings of $37.5 million, an increase in accounts payables, accruals, and other liabilities of $14.9 million, adjustments to deferred acquisition consideration for $2.7 million, an increase in deferred taxes of $1.1 million, foreign exchange of $0.9 million, and amortization of deferred financing cost and debt discount of $0.6 million. Discontinued operations attributable to MDC Partners used cash of $0.7 million in the three months ended March 31, 2012.

Investing Activities

Cash flows used in investing activities was $1.0 million for the three months ended March 31, 2013, compared with cash provided of $33.1 million in the three months ended March 31, 2012.

In the three months ended March 31, 2013, capital expenditures totaled $2.9 million, of which $1.8 million was incurred by the Strategic Marketing Services segment, and $1.1 million was incurred by the Performance Marketing Services segment.  These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Expenditures for capital assets in the three months ended March 31, 2012 were $5.1 million. Of this amount, $2.7 million was incurred by the Strategic Marketing Services segment and $2.3 million was incurred by the Performance Marketing Services Segment and $0.1 million was incurred by corporate. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the three months ended March 31, 2013, the Company paid $1.2 million for other investments. These outflows were offset by $3.1 million of profit distributions from affiliates.

In the three months ended March 31, 2012, cash flow provided by acquisitions net of deferred acquisition payments was $39.3 million related to the acquisitions of Doner, Dotbox and TargetCast. In addition, the Company paid $1.0 million for other investments.

Financing Activities

During the three months ended March 31, 2013, cash flows provided by financing activities amounted to $45.1 million, and consisted primarily of proceeds from the issuance of the 6.75% Notes of $550.0 million offset by the repayment of the 11% Notes of $425.0 million, premium paid on redemption of notes of $50.4 million, and deferred financing costs of $16.0 million. In addition, there was cash used for bank overdrafts of $5.8 million, $2.2 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $3.4 million, $1.4 million of distributions to noncontrolling partners, repayments of long term debt of $0.6 million and $0.2 million of dividend payments.

During the three months ended March 31, 2012, cash flows used by financing activities amounted to $17.7 million, and consisted primarily of repayments of $14.1 million relating to the revolving credit agreement, $4.7 million of dividend payments, the purchase of treasury shares for income tax withholding requirements of $2.1 million, $1.9 million of acquisition related payments, and $1.6 million of distributions to noncontrolling partners. These outflows were offset by $6.9 million of proceeds from bank overdrafts.

Total Debt

6.75% Senior Notes Due 2020

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement due 2018 (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its 6.75% Senior Notes due 2020 (the 6.75%Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the quarter ended March 31, 2013, for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

The 6.75% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement. The 6.75% Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.

MDC may, at its option, redeem the 6.75% Notes in whole at any time or in part from time to time, on and after April 1, 2016 at a redemption price of 103.375% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2016, at a redemption price of 101.688% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2017 and at a redemption price of 100% of the principal amount thereof if redeemed on April 1, 2018 and thereafter.

Prior to April 1, 2016, MDC may, at its option, redeem some or all of the 6.75% Notes at a price equal to 100% of the principal amount of the 6.75% Notes plus a “make whole” premium and accrued and unpaid interest. MDC may also redeem, at its option, prior to April 1, 2016, up to 35% of the 6.75% Notes with the proceeds from one or more equity offerings at a redemption price of 106.750% of the principal amount thereof.

If MDC experiences certain kinds of changes of control (as defined in the Indenture), holders of the 6.75% Notes may require MDC to repurchase any 6.75% Notes held by them at a price equal to 101% of the principal amount of the 6.75% Notes plus accrued and unpaid interest. In addition, if MDC sells assets under certain circumstances, it must offer to repurchase the 6.75% Notes at a price equal to 100% of the principal amount of the 6.75% Notes plus accrued and unpaid interest.

The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provision.

11% Senior Notes Due 2016

On March 20, 2013, the Company redeemed all of these Notes.

On October 23, 2009, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold $225 million aggregate principal amount of 11% Notes due 2016. The Company through December 2012 sold an additional $200 million of these notes for an aggregate amount of $425 million. The 11% Notes bear interest at a rate of 11% per annum, accruing from October 23, 2009. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on May 1, 2010. The 11% Notes will mature on November 1, 2016, unless earlier redeemed or repurchased. The Company received net proceeds before expenses of $419 million which included a net original issue premium of $3.0 million and underwriter fees of $9.1 million. The 11% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of this offering to repay the outstanding balance and terminate its prior Fortress Financing Agreement consisting of repayments of $130 million of term loans, a $70 million delayed draw term loan, and $9.7 million outstanding on the $55 million revolving credit agreement. The Company also used the net proceeds to redeem its outstanding 8% C$45 million convertible debentures on November 26, 2009. In addition, the Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes, including acquisitions.

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

Revolving Credit Agreement

On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $225 million senior secured revolving credit agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement (filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q).

Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.25% in the case of Base Rate Loans and 2.00% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a total leverage ratio, a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level (each as more fully described in the Credit Agreement). The Credit Agreement is also subject to customary events of default.

The foregoing descriptions of the Indenture and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements (filed as Exhibits 4.1 and 10.1, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference).

Debt as of March 31, 2013 was $551.9 million, an increase of $120.2 million, compared with $431.7 million outstanding at December 31, 2012.  This increase in debt was a result of the Company’s refinancing of its 11% notes.  At March 31, 2013, approximately $220 million was available under the Credit Agreement.

The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the Credit Agreement, or if the Company uses the maximum available amount under the Credit Agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to put options would be adversely affected.

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2013, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

March 31, 2013
Total Senior Leverage Ratio	(0.2)
Maximum per covenant	2.0

Total Leverage Ratio	3.55
Maximum per covenant	5.5

Fixed Charges Ratio	1.82
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$146.0 million
Minimum per covenant	$105.0 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet March 31, 2013. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At March 31, 2013, there was $198.2 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2013 to 2019. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2013, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $17.0 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.7 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $102.2 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $1.9 million of the estimated $17.0 million that the Company would be required to pay subsidiaries’ noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.0 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2013	2014	2015	2016	2017 & Thereafter	Total
	($ Millions)
Cash	$1.5	$1.5	$3.8	$2.7	$5.8	$15.3
Shares	0.4	0.5	0.6	0.2	—	1.7
	$1.9	$2.0	$4.4	$2.9	$5.8	$17.0	(1)
Operating income before depreciation and amortization to be received(2)	$1.5	$0.2	$1.7	$—	$0.6	$4.0
Cumulative operating income before depreciation and amortization(3)	$1.5	$1.7	$3.4	$3.4	$4.0		(5)

(1)	This amount in addition to put options only exercisable upon termination not within the control of the Company, or death, of $102.2 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2012 and first quarter of 2013 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.

(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

Revenue Recognition.   The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification. The Company earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. A small portion of the Company’s contractual arrangements with clients includes performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company records revenue net of sales and other taxes, when persuasive evidence of an arrangement exists, services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed from 2009 to 2013 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.

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

Interest Expense.   Interest expense primarily consists of the cost of borrowing on the revolving Credit Agreement, and the Senior Notes. The Company amortizes deferred financing costs using the effective interest method over the life of the Senior Notes and straight line over the life of the revolving Credit Agreement.

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

New Accounting Pronouncements

On January 1, 2013, we adopted FASB Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This standard provides an option for companies to use a qualitative approach to test indefinite-lived intangibles for impairment if certain conditions are met. If an entity concludes, based on qualitative factors, that it is more likely than not that a reporting unit's fair value is less than its carrying amount, then the entity is required to perform the existing two step quantitative impairment test. If based on this qualitative approach, impairment is not indicated, no further testing is required. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two step quantitative impairment test. We perform our annual impairment test at the beginning of the fourth quarter of each year.

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. During the quarter ended March 31, 2013 there were no significant amounts reclassified out of accumulated other comprehensive income, and accordingly, no additional disclosures were required.

In February 2013, the FASB issued Accounting Standards Update No 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update will require an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements will also be required. This guidance is effective for the company beginning January 1, 2014, and is to be applied retrospectively for obligations that exist at the date of adoption. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No 2013-05, Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity. This update addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for the company beginning on January 1, 2014. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under the Credit Agreement and through incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2012 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:   At March 31, 2013, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of March 31, 2013, a 1.0% increase or decrease in the weighted average interest rate, which was 5.5% at March 31, 2013, would have no interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada.  For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur a $0.9 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.  Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Effective on May 6, 2013, the Company, Nadal Management, Inc. and Miles Nadal entered into an amended and restated Management Services Agreement, pursuant to which Mr. Nadal has agreed to a five (5) year extension of his term to serve as the Company’s Chief Executive Officer.

In connection with this amended services agreement, Mr. Nadal has repaid and satisfied in full the remaining principal balance of all previously outstanding loans made by the Company to Mr. Nadal and his affiliates.   After giving effect to this final repayment by Mr. Nadal to the Company, there is currently $0 remaining due and owing to the Company in respect of all prior loans, as compared to an outstanding principal balance of $5,449,814 as of December 31, 2012.

In addition, the annual retainer fee (base compensation) payable for Mr. Nadal’s services has been increased (i) to $1.75 million for calendar year 2013; (ii) to $1.85 million for calendar year 2014; and (iii) to $2 million for calendar year 2015 and thereafter, provided that these subsequent increases in the annual retainer fee are contingent upon the achievement of certain financial performance targets by the Company in 2013 and 2014.

Item 6.  Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Senior Vice President, Chief Accounting Officer

May 8, 2013

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture, dated as of March 20, 2013, among the Company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 20, 2013).

4.2	6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 20, 2013).

10.1	Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 20, 2013).

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

101	Interactive data file.*

* Filed electronically herewith.

