Form 10-Q
period 2013-06-30
MDC PARTNERS INC
filed 2013-08-02
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes   ☐ No   ☒

The numbers of shares outstanding as of July 24, 2013 were: 32,097,052 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Services	$288,137	$273,506	$555,151	$508,658
Operating Expenses:
Cost of services sold	190,695	187,620	369,702	363,666
Office and general expenses	61,353	73,985	129,358	133,853
Depreciation and amortization	9,615	13,631	19,237	23,619
	261,663	275,236	518,297	521,138
Operating profit (loss)	26,474	(1,730)	36,854	(12,480)
Other Income (Expense):
Other, net	(2,876)	214	(184)	(809)
Interest expense and finance charges	(10,375)	(11,830)	(22,803)	(22,826)
Loss on redemption of notes	—	—	(55,588)	—
Interest income	33	45	69	113
	(13,218)	(11,571)	(78,506)	(23,522)
Income (loss) from continuing operations before income taxes, equity in affiliates	13,256	(13,301)	(41,652)	(36,002)
Income tax expense (benefit)	1,727	2,544	(12,523)	3,807
Income (loss) from continuing operations before equity in affiliates	11,529	(15,845)	(29,129)	(39,809)
Equity in earnings of non-consolidated affiliates	82	34	123	306
Income (loss) from continuing operations	11,611	(15,811)	(29,006)	(39,503)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(279)	(2,493)	(1,836)	(3,585)
Net income (loss)	11,332	(18,304)	(30,842)	(43,088)

Net income attributable to the noncontrolling interests	(1,516)	(1,810)	(2,500)	(3,307)

Net income (loss) attributable to MDC Partners Inc.	$9,816	$(20,114)	$(33,342)	$(46,395)

Income (loss) Per Common Share:
Basic:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.32	$(0.57)	$(1.01)	$(1.41)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.01)	(0.08)	(0.05)	(0.11)
Income (loss) attributable to MDC Partners Inc. common shareholders	$0.31	$(0.65)	$(1.06)	$(1.52)

Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.30	$(0.57)	$(1.01)	$(1.41)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.01)	(0.08)	(0.05)	(0.11)
Income (loss) attributable to MDC Partners Inc. common shareholders	$0.29	$(0.65)	$(1.06)	$(1.52)

Weighted Average Number of Common Shares Outstanding:
Basic	31,398,928	30,872,050	31,316,866	30,380,991
Diluted	34,116,291	30,872,050	31,316,866	30,380,991

Non cash stock based compensation expense is included in the following line items above:
Cost of services sold	$2,117	$431	$3,296	$431
Office and general expenses	2,637	14,922	5,959	20,806
Total	$4,754	$15,353	$9,255	$21,237

 See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive Income (loss):
Net income (loss)	$11,332	$(18,304)	$(30,842)	$(43,088)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(574)	(1,341)	(1,614)	527
Comprehensive income (loss)	10,758	(19,645)	(32,456)	(42,561)
Comprehensive loss attributable to noncontrolling interest	(1,502)	(1,803)	(2,475)	(3,306)
Comprehensive income (loss) attributable to MDC Partners Inc.	$9,256	$(21,448)	$(34,931)	$(45,867)

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,336	$60,330
Accounts receivable, less allowance for doubtful accounts of $1,816 and $1,581	337,487	326,087
Expenditures billable to clients	57,161	58,842
Other current assets	23,255	16,892
Total Current Assets	495,239	462,151
Fixed assets, at cost, less accumulated depreciation of $120,451 and $115,792	52,597	52,914
Investment in affiliates	880	—
Goodwill	715,717	720,071
Other intangibles assets, net	55,483	63,243
Deferred tax asset	22,878	9,332
Other assets	46,649	37,234
Total Assets	$1,389,443	$1,344,945
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current Liabilities:
Accounts payable	$232,115	$356,847
Accruals and other liabilities	250,712	93,895
Advance billings	137,824	131,908
Current portion of long-term debt	1,345	1,858
Current portion of deferred acquisition consideration	77,771	104,325
Total Current Liabilities	699,767	688,833
Long-term debt	550,593	429,845
Long-term portion of deferred acquisition consideration	56,093	92,121
Other liabilities	45,944	47,985
Deferred tax liabilities	53,688	53,018

Total Liabilities	1,406,085	1,311,802

Redeemable Noncontrolling Interests (Note 2)	128,455	117,953
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued		—
Class A Shares, no par value, unlimited authorized, 31,406,991 and 31,074,168 shares issued and outstanding in 2013 and 2012	255,224	253,869
Class B Shares, no par value, unlimited authorized, 2,503 shares issued and outstanding in 2013 and 2012, each convertible into one Class A share	1	1
Shares to be issued, 28,000 shares	424	424
Charges in excess of capital	(83,828)	(72,913)
Accumulated deficit	(350,055)	(316,713)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(9,034)	(7,445)

MDC Partners Inc. Shareholders’ Deficit	(187,323)	(142,832)
Noncontrolling Interests	42,226	58,022
Total Deficit	(145,097)	(84,810)
Total Liabilities, Redeemable Noncontrolling Interests and Deficit	$1,389,443	$1,344,945

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of United States dollars)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(30,842)	$(43,088)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,836)	(3,585)
Loss from continuing operations	(29,006)	(39,503)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Non-cash stock-based compensation	9,255	21,237
Depreciation	9,503	9,095
Amortization of intangibles	9,734	14,524
Amortization of deferred finance charges and debt discount	6,303	1,129
Loss on redemption of notes	50,385	—
Adjustment to deferred acquisition consideration	4,357	6,692
Loss on disposition of assets	—	(19)
Deferred income taxes (benefits)	(12,885)	2,807
Earnings of non-consolidated affiliates	(123)	(306)
Distributions in excess of carrying value	(3,058)	—
Other non-current assets and liabilities	(17,121)	1,097
Foreign exchange	1,445	497
Changes in working capital:
Accounts receivable	(11,960)	(36,088)
Expenditures billable to clients	1,682	(28,862)
Prepaid expenses and other current assets	(4,538)	(889)
Accounts payable, accruals and other liabilities	34,718	18,222
Advance billings	5,916	26,892
Cash flows provided by (used in) continuing operating activities	54,607	(3,475)
Discontinued operations	(536)	(3,086)
Net cash provided by (used in) operating activities	54,071	(6,561)
Cash flows from investing activities:
Capital expenditures	(9,611)	(9,542)
Acquisitions, net of cash acquired	(510)	37,143
Proceeds from sale of assets	168	35
Other investments	(2,175)	(1,466)
Profit distributions from affiliates	3,096	166
Cash flows provided by (used in) continuing investing activities	(9,032)	26,336
Discontinued operations	(7)	14
Net cash provided by (used in) investing activities	(9,039)	26,350
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	550,000	—
Repayment of 11% notes	(425,000)	—
Other	582	—
Payments of revolving credit agreement	—	86,054
Acquisition related payments	(77,183)	(46,764)
Repayment of long-term debt	(731)	(262)
Purchase of shares	(4,400)	(2,983)
Premium paid on redemption of notes	(50,385)	—
Deferred financing costs	(15,971)	(116)
Distributions to noncontrolling partners	(4,920)	(5,555)
Bank overdrafts	8,756	27,123
Payment of dividends	(9,156)	(13,329)
Proceeds from exercise of options	—	19
Net cash provided by (used in) financing activities	(28,408)	44,187
Effect of exchange rate changes on cash and cash equivalents	382	(376)
Net increase in cash and cash equivalents	17,006	63,600
Cash and cash equivalents at beginning of period	60,330	8,096
Cash and cash equivalents at end of period	$77,336	$71,696
Supplemental disclosures:
Cash income taxes paid	$199	$347
Cash interest paid	$18,520	$20,375
Non-cash transactions:
Capital leases	$183	$399
Dividends payable	$243	$239

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(thousands of United States dollars)

		Common Stock			Share Capital to Be Issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Loss	Equity (Deficit)	Interests	Deficit
Balance at December 31, 2012	31,074,168	$253,869	2,503	$1	28,000	$424	$-	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)
Net loss attributable to MDC Partners	-	-	-	-	-	-	-	-	(33,342)	-	-	(33,342)	-	(33,342)
Other Comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	(1,589)	(1,589)	(25)	(1,614)
Stock Appreciation Rights Exercised	106,380	311	-	-	-	-	(311)	-	-	-	-	-	-	-
Issuance of restricted stock	387,635	5,444	-	-	-	-	(5,444)	-	-	-	-	-	-	-
Shares acquired and cancelled	(161,192)	(4,400)	-	-	-	-	-	-	-	-	-	(4,400)	-	(4,400)
Stock-based compensation	-	-	-	-	-	-	6,661	-	-	-	-	6,661	-	6,661
Changes in redemption value of redeemable noncontrolling interests	-	-	-	-	-	-	(13,178)	-	-	-	-	(13,178)	-	(13,178)
Increase in noncontrolling interests from business combinations	-	-	-	-	-	-	9,816	-	-	-	-	9,816	(15,771)	(5,955)
Dividends paid and to be paid	-	-	-	-	-	-	(9,020)	-	-	-	-	(9,020)	-	(9,020)
Other	-	-	-	-	-	-	561	-	-	-	-	561	-	561
Transfer to charges in excess of capital	-	-	-	-	-	-	10,915	(10,915)	-	-	-	-	-	-
Balance at June 30, 2013	31,406,991	$255,224	2,503	$1	28,000	$424	$-	$(83,828)	$(350,055)	$(55)	$(9,034)	$(187,323)	$42,226	$(145,097)

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2013 or December 31, 2012.  Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2013 or for the three and six months ended June 30, 2012.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at June 30, 2013 and December 31, 2012, is approximately $45 and $47, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

Business Combinations. Valuation of acquired companies is based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed from 2009 to 2013 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three and six months ended June 30, 2013, $2,011 and $4,308 of expense was recognized related to changes in estimated value, respectively.  For the three and six months ended June 30, 2012, $3,967 and $6,495 of expense has been recorded in operating income, respectively. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting.  For the three and six months ended June 30, 2013, $556 and $1,092 of acquisition related costs have been charged to operations, respectively.  For the three and six months ended June 30, 2012, $930 and $1,670 of acquisition related costs have been charged to operations, respectively.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts.  The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options.  The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised.  For the six months June 30, 2013 and 2012, there have been no charges to noncontrolling interests.  Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	June 30,	December 31,
	2013	2012
Beginning Balance	$117,953	$107,432
Redemptions	(1,873)	(16,712)
Granted	—	4,189
Changes in redemption value	13,178	22,912
Currency Translation Adjustments	(803)	132
Ending Balance	$128,455	$117,953

Variable Interest Entity. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for all periods subsequent to the date of investment. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at June 30, 2013 were $239,492 and $197,871, respectively.

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

During the six months ended June 30, 2013, the Company issued 351,104 restricted stock units (“RSUs”) to its employees and directors.  The RSUs have an aggregate grant date fair value of $5,071 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 603,819 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of June 30, 2013.

3 .	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Numerator for basic income (loss) per common share – income (loss) from continuing operations	$11,611	$(15,811)	$(29,006)	$(39,503)
Net income attributable to the noncontrolling interests	(1,516)	(1,810)	(2,500)	(3,307)
Income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	10,095	(17,621)	(31,506)	(42,810)
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share – income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$10,095	$(17,621)	$(31,506)	$(42,810)
Denominator
Denominator for basic income (loss) per common share – adjusted weighted shares	31,398,928	30,872,050	31,316,866	30,380,991
Effect of dilutive securities	2,717,363	—	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares	34,116,291	30,872,050	31,316,866	30,380,991
Basic income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$0.32	$(0.57)	$(1.01)	$(1.41)
Diluted income (loss) per common share from continuing operations attributable to MDC Partners Inc.	$0.30	$(0.57)	$(1.01)	$(1.41)

During the three months ended June 30, 2013, options and other rights to purchase 3,781,879 shares of common stock, which includes 855,959 shares of non-vested restricted stock and restricted stock units, were outstanding and were included in the computation of diluted income per share.

During the six months ended June 30, 2013, options and other rights to purchase 3,781,879 shares of common stock, which includes 855,959 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three and six months ended June 30, 2012, options and other rights to purchase 4,045,110 shares of common stock, which includes 875,030 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the 2013 since there were no material acquisitions. During the six months of 2013, the Company completed a number of step-up transactions to increase its equity ownership percentage in majority owned entities.

2012 Acquisitions

During 2012, the Company completed a number of transactions. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”). TargetCast is a full service media agency that expands our media strategy and activation offerings. The Company acquired a 51% interest in Dotbox LLC (“Dotbox”), and subsequently acquired the remaining 49% of the equity interests in Dotbox, an e-commerce solution company. Doner and Dotbox are now included in the Company’s Strategic Marketing Services segment, while TargetCast is included in the Company’s Performance Marketing Group segment. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.

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

Net Income (Loss) Attributable to MDC Partners Inc. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to MDC Partners Inc.	$9,816	$(20,114)	$(33,342)	$(46,395)
Transfers to the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	—	(1,977)	—	(3,240)
Increase (decrease) in MDC Partners Inc. paid-in capital from issuance of equity interest	10,875	—	9,816	—
Net transfers to (from) noncontrolling interest	$10,875	$(1,977)	$9,816	$(3,240)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interest	$20,691	$(22,091)	$(23,526)	$(49,635)

5.	Accrued and Other Liabilities

At June 30, 2013 and December 31, 2012, accrued and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $1,890 and $3,624, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2012 and six months ended June 30, 2013 were as follows:

Noncontrolling Interests
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	6,012
Distributions made	(7,673)
Cumulative translation adjustments	1,236
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	2,500
Distributions made	(4,920)
Other (1)	708
Cumulative translation adjustments	(22)
Balance, June 30, 2013	$1,890

(1)	Other primarily relates to step-up transactions and discontinued operations.

6.	Discontinued Operations

In 2012, the Company discontinued a subsidiary and certain operating divisions.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$158	$4,579	$697	$9,352

Operating loss	$(179)	$(2,730)	$(319)	$(3,920)

Other income (expense)	$(4)	$(44)	$9	$(86)

Noncontrolling interest expense (recovery)	(11)	281	(53)	421

Loss on disposal	(85)	—	(1,473)	—

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(279)	$(2,493)	$(1,836)	$(3,585)

7.	Debt

Debt consists of:

	June 30,	December 31,
	2013	2012

Revolving credit agreement	$—	$—
6.75% Senior Notes due 2020	550,000	—
11% Senior Notes due 2016	—	425,000
Original issue premium	—	4,193
Notes payable and other bank loans	917	1,385
	550,917	430,578
Obligations under capital leases	1,021	1,125
	551,938	431,703

Less current portion:	1,345	1,858
	$550,593	$429,845

MDC Financing Agreement and Senior Notes

Issuance of 6.75% Senior Notes

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its 6.75% Senior Notes due 2020 (the 6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the six months ended June 30, 2013, for loss on redemption of notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

7. Debt  – (continued)

Credit Agreement

On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $225 million senior secured revolving credit agreement due 2018 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.

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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.  At June 30, 2013, there were no borrowings under the Credit Agreement.

At June 30, 2013, the Company had issued $5,106 of undrawn outstanding Letters of Credit.

At June 30, 2013 and December 31, 2012, accounts payable included $38,659 and $29,336 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	Level 1		Level 1
	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$550,000	$548,625	$—	$—
11% Notes due 2016	$—	$—	$429,193	$467,500

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
	2013	2012
Beginning Balance of contingent payments	$194,795	$129,759
Payments	(71,809)	(55,071)
Grants	4,775	63,972
Redemption value adjustments	5,509	55,737
Transfers from fixed payments	—	159
Foreign translation adjustment	(542)	239
Ending Balance of contingent payments	$132,728	$194,795

In addition to the above amounts, there are fixed payments of $1,136 and $1,651 for total deferred acquisition consideration of $133,864 and $196,446, which reconciles to the consolidated financial statements at June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013 and December 31, 2012, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.	Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other income (expense)	$5	$21	$(302)	$16
Distribution in excess of carrying value	—	—	3,058	—
Foreign currency gain (loss)	(2,881)	197	(2,940)	(844)
Gain (loss) on sale of assets	—	(4)	—	19
	$(2,876)	$214	$(184)	$(809)

10.	Segment Information

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$200,868	$87,269	$—	$288,137

Cost of services sold	129,264	61,431	—	190,695

Office and general expenses	38,723	17,933	4,697	61,353

Depreciation and amortization	5,806	3,482	327	9,615

Operating Profit (Loss)	27,075	4,423	(5,024)	26,474

Other Income (Expense):
Other expense, net				(2,876)
Interest expense, net				(10,342)

Income from continuing operations before income taxes, equity in affiliates				13,256
Income tax expense				1,727

Income from continuing operations before equity in affiliates				11,529
Equity in earnings of non-consolidated affiliates				82

Income from continuing operations				11,611

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(279)

Net income				11,332

Net income attributable to the noncontrolling interests	(1,345)	(171)	—	(1,516)
Net income attributable to MDC Partners Inc.				$9,816

Non cash stock based compensation	$1,839	$1,030	$1,885	$4,754

Supplemental Segment Information:

Capital expenditures	$3,828	$2,329	$531	$6,688

Three Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$183,750	$89,756	$—	$273,506

Cost of services sold	122,285	65,335	—	187,620

Office and general expenses	39,557	17,453	16,975	73,985

Depreciation and amortization	8,828	4,474	329	13,631

Operating Profit (Loss)	13,080	2,494	(17,304)	(1,730)

Other Income (Expense):
Other income, net				214
Interest expense, net				(11,785)

Loss from continuing operations before income taxes, equity in affiliates				(13,301)
Income tax expense				2,544

Loss from continuing operations before equity in affiliates				(15,845)
Equity in earnings of non-consolidated affiliates				34

Loss from continuing operations				(15,811)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(2,493)

Net loss				(18,304)

Net income attributable to the noncontrolling interests	(1,353)	(457)	—	(1,810)
Net loss attributable to MDC Partners Inc.				$(20,114)

Non cash stock based compensation	$1,967	$1,887	$11,499	$15,353

Supplemental Segment Information:

Capital expenditures	$2,458	$1,905	$87	$4,450

Six Months Ended June 30, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$384,712	$170,439	$—	$555,151

Cost of services sold	248,310	121,392	—	369,702

Office and general expenses	75,412	39,104	14,842	129,358

Depreciation and amortization	11,640	6,905	692	19,237

Operating Profit (Loss)	49,350	3,038	(15,534)	36,854

Other Income (Expense):
Other expense, net				(184)
Interest expense, net				(78,322)

Loss from continuing operations before income taxes, equity in affiliates				(41,652)
Income tax benefit				(12,523)

Loss from continuing operations before equity in affiliates				(29,129)
Equity in earnings of non-consolidated affiliates				123

Loss from continuing operations				(29,006)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,836)

Net loss				(30,842)

Net income attributable to the noncontrolling interests	(2,107)	(393)	—	(2,500)
Net loss attributable to MDC Partners Inc.				$(33,342)

Non cash stock based compensation	$2,980	$1,859	$4,416	$9,255

Supplemental Segment Information:

Capital expenditures	$5,610	$3,381	$620	$9,611

Goodwill and intangibles	$526,491	$244,709	$—	$771,200

Total assets	$812,078	$381,921	$195,444	$1,389,443

Six Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$343,846	$164,812	$—	$508,658

Cost of services sold	241,838	121,828	—	363,666

Office and general expenses	74,197	34,748	24,908	133,853

Depreciation and amortization	13,925	9,017	677	23,619

Operating Profit (Loss)	13,886	(781)	(25,585)	(12,480)

Other Income (Expense):
Other expense, net				(809)
Interest expense, net				(22,713)

Loss from continuing operations before income taxes, equity in affiliates				(36,002)
Income tax expense				3,807

Loss from continuing operations before equity in affiliates				(39,809)
Equity in earnings of non-consolidated affiliates				306

Loss from continuing operations				(39,503)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(3,585)

Net loss				(43,088)

Net income attributable to the noncontrolling interests	(2,453)	(854)	—	(3,307)
Net loss attributable to MDC Partners Inc.				$(46,395)

Non cash stock based compensation	$3,833	$3,578	$13,826	$21,237

Supplemental Segment Information:

Capital expenditures	$5,134	$4,221	$187	$9,542

Goodwill and intangibles	$543,134	$258,868	$—	$802,002

Total assets	$835,564	$429,899	$127,974	$1,393,437

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2013	$238,291	$34,199	$15,647	$288,137
2012	$222,918	$38,284	$12,304	$273,506
Six Months Ended June 30,
2013	$458,948	$66,483	$29,720	$555,151
2012	$410,279	$74,722	$23,657	$508,658

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2013, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15,984 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,588 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $112,472 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at June 30, 2013 is $128,455 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the six months ended June 30, 2013 and 2012, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.  The Company has commitments to fund $3,090 of investments.  At June 30, 2013, the Company had issued $5,106 of undrawn outstanding letters of credit.

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

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. During the six months ended June 30, 2013 there were no significant amounts reclassified out of accumulated other comprehensive income, and accordingly, no additional disclosures were required.

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

In March 2013, the FASB issued Accounting Standards Update No 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity. This update addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for the company beginning on January 1, 2014. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2013 and 2012, and the financial condition of the Company as of June 30, 2013. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2012 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Results of Operations:

Three Months Ended June 30, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$200,868	$87,269	$—	$288,137

Cost of services sold	129,264	61,431	—	190,695

Office and general expenses	38,723	17,933	4,697	61,353

Depreciation and amortization	5,806	3,482	327	9,615

Operating Profit/(Loss)	27,075	4,423	(5,024)	26,474

Other Income (Expense):
Other expense, net				(2,876)
Interest expense, net				(10,342)

Income from continuing operations before income taxes, equity in affiliates				13,256
Income tax expense				1,727

Income from continuing operations before equity in affiliates				11,529
Equity in earnings of non-consolidated affiliates				82

Income from continuing operations				11,611
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(279)
Net income				11,332

Net income attributable to the noncontrolling interests	(1,345)	(171)	—	(1,516)
Net income attributable to MDC Partners Inc.				$9,816

Non cash stock based compensation	$1,839	$1,030	$1,885	$4,754

Three Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total

Revenue	$183,750	$89,756	$—	$273,506

Cost of services sold	122,285	65,335	—	187,620

Office and general expenses	39,557	17,453	16,975	73,985

Depreciation and amortization	8,828	4,474	329	13,631

Operating Profit (Loss)	13,080	2,494	(17,304)	(1,730)

Other Income (Expense):
Other income, net				214
Interest expense, net				(11,785)

Loss from continuing operations before income taxes, equity in affiliates				(13,301)
Income tax expense				2,544

Loss from continuing operations before equity in affiliates				(15,845)
Equity in earnings of non-consolidated affiliates				34

Loss from continuing operations				(15,811)

Loss from discontinued operations attributable to MDC Partners Inc. net of taxes				(2,493)

Net loss				(18,304)

Net income attributable to the noncontrolling interests	(1,353)	(457)	—	(1,810)
Net loss attributable to MDC Partners Inc.				$(20,114)

Non cash stock based compensation	$1,967	$1,887	$11,499	$15,353

Six Months Ended June 30, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$384,712	$170,439	$—	$555,151

Cost of services sold	248,310	121,392	—	369,702

Office and general expenses	75,412	39,104	14,842	129,358

Depreciation and amortization	11,640	6,905	692	19,237

Operating Profit (Loss)	49,350	3,038	(15,534)	36,854

Other Income (Expense):
Other expense, net				(184)
Interest expense, net				(78,322)

Loss from continuing operations before income taxes, equity in affiliates				(41,652)
Income tax benefit				(12,523)

Loss from continuing operations before equity in affiliates				(29,129)
Equity in earnings of non-consolidated affiliates				123

Loss from continuing operations				(29,006)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,836)

Net loss				(30,842)

Net income attributable to the noncontrolling interests	(2,107)	(393)	—	(2,500)
Net loss attributable to MDC Partners Inc.				$(33,342)

Non cash stock based compensation	$2,980	$1,859	$4,416	$9,255

Supplemental Segment Information:

Capital expenditures	$5,610	$3,381	$620	$9,611

Goodwill and intangibles	$526,491	$244,709	$—	$771,200

Total assets	$812,078	$381,921	$195,444	$1,389,443

Six Months Ended June 30, 2012

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$343,846	$164,812	$—	$508,658

Cost of services sold	241,838	121,828	—	363,666

Office and general expenses	74,197	34,748	24,908	133,853

Depreciation and amortization	13,925	9,017	677	23,619

Operating Profit (Loss)	13,886	(781)	(25,585)	(12,480)

Other Income (Expense):
Other expense, net				(809)
Interest expense, net				(22,713)

Loss from continuing operations before income taxes, equity in affiliates				(36,002)
Income tax expense				3,807

Loss from continuing operations before equity in affiliates				(39,809)
Equity in earnings of non-consolidated affiliates				306

Loss from continuing operations				(39,503)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(3,585)

Net loss				(43,088)

Net income attributable to the noncontrolling interests	(2,453)	(854)	—	(3,307)
Net loss attributable to MDC Partners Inc.				$(46,395)

Non cash stock based compensation	$3,833	$3,578	$13,826	$21,237

Supplemental Segment Information:

Capital expenditures	$5,134	$4,221	$187	$9,542

Goodwill and intangibles	$543,134	$258,868	$—	$802,002

Total assets	$835,564	$429,899	$127,974	$1,393,437

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

Revenue was $288.1 million for the quarter ended June 30, 2013, representing an increase of $14.6 million, or 5.3%, compared to revenue of $273.5 million for the quarter ended June 30, 2012. This revenue increase related primarily to organic growth of $15.5 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2013, resulted in decreased revenues of $0.8 million.

The operating profit for the quarter ended June 30, 2013 was $26.5 million compared to an operating loss of $1.7 million for the quarter ended June 30, 2012. The increase in operating profit was primarily the result of an increase in operating profit of $14.0 million in the Strategic Marketing Services segment, an increase of $1.9 million within the Performance Marketing Services segment, and a decrease in corporate operating expenses of $12.3 million.

Income from continuing operations attributable to MDC Partners Inc. for the second quarter of 2013 was $10.1 million, compared to a loss of $17.6 million for the second quarter ended June 30, 2012. This increase in income of $27.7 million was primarily the result of an increase in operating profits of $28.2 million, a decrease in interest expense, net of $1.4 million, a decrease in income tax expense of $0.8 million, and a decrease in net income attributable to noncontrolling interests of $0.3 million, offset by a decrease in other income net of $3.1 million.

Marketing Communications Group

Revenues in the second quarter of 2013 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $288.1 million compared to $273.5 million in the second quarter of 2012, representing a year-over-year increase of 5.3%.

The components of the increase in revenue in 2013 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended June 30, 2012	$273,506	—
Organic	15,463	5.7%
Acquisitions	—	—%
Foreign exchange impact	(832)	(0.4)%
Quarter ended June 30, 2013	$288,137	5.3%

The geographic mix in revenues was consistent between the second quarter of 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	83%	81%
Canada	12%	14%
Other	5%	5%

The operating profit of the Marketing Communications Group increased by $15.9 million to $31.5 million from $15.6 million. Operating margins increased by 5.2% and were 10.9% for 2013, compared to 5.7% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and a decrease in direct costs, office and general expenses, and depreciation and amortization, offset by increases in total staff costs. Direct costs (excluding staff costs) decreased as a percentage of revenues from 17.5% in 2012, to 12.6% in 2013. Total staff costs increased as a percentage of revenue from 58.2% in 2012 to 60.3% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the second quarter of 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 20.8% in 2012, to 19.7% in 2013.  This decrease was primarily due to the increase in revenue. Depreciation and amortization as a percentage of revenue decreased from 4.9% in 2012 to 3.2% in 2013.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the second quarter of 2013 were $200.9 million, compared to $183.7 million in the second quarter of 2012. The year-over-year increase of $17.1 million or 9.3% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $14.0 million from $13.1 million in the second quarter of 2012 to $27.1 million in the second quarter of 2013. Operating margins increased from 7.1% in the second quarter of 2012 to 13.5% in the second quarter of 2013. The increase in operating profits and operating margins were primarily due to increases in revenues and a decrease in direct costs, office and general costs and depreciation and amortization, offset by an increase in total staff costs. Direct costs (excluding staff labor) decreased as a percentage of revenue from 13.9% in the second quarter of 2012 to 8.3% in the second quarter of 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the second quarter of 2013 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 59.1% in the second quarter of 2012 to 61.2% in the second quarter of 2013. Total staff costs as a percentage of revenue are consistent in 2013 with the 2012 full year run rate. Office and general expenses decreased as a percentage of revenue from 21.5% in the second quarter of 2012 to 19.3% in the second quarter of 2013. The decrease is due to the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 4.8% in the second quarter of 2012 to 2.9% in the second quarter of 2013 due to increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $87.3 million for the second quarter of 2013, a decrease of $2.5 million, or 2.8% lower than revenues of $89.8 million in the second quarter of 2012. The year over year decrease was attributed primarily to an organic revenue decline, due to timing of when client projects and events will be executed. In addition, a strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $1.9 million, from $2.5 million in the second quarter of 2012 to $4.4 million in the second quarter of 2013. Operating margins increased from 2.8% in 2012, to 5.1% in 2013. The increase in operating profits and operating margins were primarily due to decreases in direct costs (excluding staff labor) depreciation and amortization, offset by increases in total staff costs and office and general costs. Total staff costs increased from 56.3% in 2012 to 58.3% in 2013. Direct costs decreased from 25.0% in 2012 to 22.5% in 2013 due to decreased pass-thru costs incurred on the clients’ behalf during the second quarter of 2013 where the agency was acting as principal versus agent for certain client contracts. Office and general costs increased from 19.4% in 2012 to 20.6% in 2013. Depreciation and amortization decreased from 5.0% in 2012 to 4.0% in 2013.

Corporate

Operating costs related to the Company’s Corporate operations totaled $5.0 million in the second quarter of 2013 compared to $17.3 million in the second quarter of 2012. The decrease was primarily related to decreased compensation and related expenses of $8.0 million, of which $9.6 million related to a decrease in non cash stock-based compensation offset by an increase in cash compensation. During the second quarter of 2013, the Company’s CEO repaid an outstanding loan which had been previously reserved against in the amount of $5.3 million. Offsetting these decreases were increases in occupancy costs, travel and entertainment and professional fees.

Other Income, Net

Other income (expense) decreased to an expense of $2.9 million in the second quarter of 2013 compared to an income of $0.2 million in the second quarter of 2012. The decrease was primarily related to an unrealized foreign exchange loss of $2.9 million. Specifically, this unrealized loss was due primarily to the fluctuation in the US dollar during 2013 and 2012 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the second quarter of 2013 was $10.3 million, a decrease of $1.5 million over the $11.8 million of net interest expense incurred during the second quarter of 2012. The decrease in interest expense in 2013 is due to the lower interest on our 6.75% Notes compared to the 11% Notes that were outstanding in 2012.

Income Taxes

 Income tax expense was $1.7 million in the second quarter of 2013 compared to $2.5 million for the second quarter of 2012. The Company’s effective tax rate in 2013 was lower than the Company’s effective rate due to the use of net operating losses that had been previously fully reserved. The Company’s effective tax rate in 2012 was substantially higher due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had nominal income in both 2012 and 2013.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.5 million for the second quarter of 2013, a decrease of $0.3 million from the $1.8 million of noncontrolling interest expense incurred during the second quarter of 2012, primarily due to the Company’s increase in ownership during 2012 and 2013 of entities not previously wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $0.3 million for the second quarter of 2013 and $2.5 million for the second quarter of 2012.

Net Income (Loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net income attributable to MDC Partners Inc. recorded for the second quarter of 2013 was $9.8 million or an income of $0.29 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $20.1 million or a loss of $0.65 per diluted share reported for the second quarter of 2012.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

Revenue was $555.2 million for the six months ended June 30, 2013, representing an increase of $46.5 million, or 9.1%, compared to revenue of $508.7 million for the six months ended June 30, 2012. This revenue increase related primarily to organic growth of $47.5 million and acquisition related growth of $0.3 million. In addition, a strengthening of the US Dollar, primarily versus the Canadian dollar during the six months ended June 30, 2013, resulted in decreased revenues of $1.4 million.

The operating profit for the six months ended June 30, 2013 was $36.9 million compared to an operating loss of $12.5 million for the six months ended June 30, 2012. The increase in operating profit was primarily the result of an increase in operating profit of $35.5 million in the Strategic Marketing Services segment, an increase in income of $3.8 million within the Performance Marketing Services segment, and a decrease in corporate operating expenses of $10.1 million.

The loss from continuing operations attributable to MDC Partners Inc. for the first six months of 2012 was $42.8 million, compared to a loss of $31.5 million for the first six months ended June 30, 2013. This decrease in loss of $11.3 million was primarily the result of an increase in operating profits of $49.3 million, a decrease in other expense net of $0.6 million, a decrease in net income attributable to noncontrolling interests of $0.8 million, a decrease in income tax expense of $16.3 million, offset by an increase in interest expense, net of $55.6 million.

Marketing Communications Group

Revenues in the first six months of 2013 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $555.2 million compared to $508.7 million in the first six months of 2012, representing a year-over-year increase of 9.1%.

The components of the increase in revenue in 2013 are shown in the following table:

	Revenue
	$ 000’s	%
Six months ended June 30, 2012	$508,658	—
Organic	47,546	9.3%
Acquisitions	336	0.1%
Foreign exchange impact	(1,389)	(0.3)%
Six months ended June 30, 2013	$555,151	9.1%

The geographic mix in revenues was consistent between the first six months of 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	83%	80%
Canada	12%	15%
Other	5%	5%

The operating profit of the Marketing Communications Group increased by $39.3 million to $52.4 million from $13.1 million. Operating margins increased by 6.8% and were 9.4% for 2013, compared to 2.6% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and a decrease in direct costs, and depreciation and amortization, office and general expenses. Total staff costs were consistent at approximately 60%. Direct costs (excluding staff costs) decreased as a percentage of revenues from 19.5% in 2012, to 13.0% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first six months of 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 21.4% in 2012, to 20.6% in 2013.  This decrease was primarily due to the increase in revenue. Depreciation and amortization as a percentage of revenue decreased from 4.5% in 2012 to 3.3% in 2013.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the first six months of 2013 were $384.7 million, compared to $343.8 million in the first six months of 2012. The year-over-year increase of $40.9 million or 11.9% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the division’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $35.5 million from $13.9 million in the first six months of 2012 to $49.4 million in the first six months of 2013. Operating margins increased from 4.0% in the first six months of 2012 to 12.8% in the first six months of 2013. The increase in operating profits and operating margins were primarily due to increases in revenues and decreases in direct costs, office and general costs and depreciation and amortization, offset by an increase in total staff costs. Direct costs (excluding staff labor) decreased as a percentage of revenue from 17.7% in the first six months of 2012 to 8.7% in the first six months of 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the first six months of 2013 where the company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 59.4% in the first six months of 2012 to 61.3% in the first six months of 2013. Total staff costs as a percentage of revenue are consistent in 2013 with the 2012 full year run rate. Office and general expenses decreased as a percentage of revenue from 21.6% in the first six months of 2012 to 19.6% in the first six months of 2013. The decrease is due to the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 4.1% in the first six months of 2012 to 3.0% in the first six months of 2013.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $170.4 million for the first six months of 2013, an increase of $5.6 million, or 3.4% higher than revenues of $164.8 million in the first six months of 2012. The year over year increase was attributed primarily to organic revenue growth, due to net new business wins and nominal growth from acquisitions. In addition, a strengthening of the US dollar verses the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the division’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $3.8 million, from a loss of $0.8 million in the first six months of 2012 to income of $3.0 million in the first six months of 2013. Operating margins increased from a loss of 0.5% in 2012, to income of 1.8% in 2013. The increase in operating profits and operating margins were primarily due to increased revenue and decreases in direct costs (excluding staff labor) and depreciation and amortization offset by an increase in office and general costs. Total staff costs remained consistent at 60.0%. Direct costs decreased from 23.4% in 2012 to 22.7% in 2013 due to decreased pass-thru costs incurred on the clients’ behalf during the first six months of 2013 where the agency was acting as principal versus agent for certain client contracts. Office and general costs increased from 21.1% in 2012 to 22.9% in 2013. Depreciation and amortization decreased from 5.5% in 2012 to 4.1% in 2013 due to increased revenue on relatively fixed costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $15.5 million in the first six months of 2013 compared to $25.6 million in the first six months of 2012. The decrease was primarily related to a decreased compensation and related expenses of $7.0 million, of which $9.4 million related to a decrease in non cash stock-based compensation offset by an increase of cash compensation. During the second quarter of 2013, the Company’s CEO repaid an outstanding loan, which had been previously reserved against in the amount of $5.3 million. Offsetting these decreases were increases in occupancy costs, travel and entertainment, advertising and promotion costs and professional fees.

Other Income, Net

Other expense decreased to $0.2 million in the first six months of 2013 compared to $0.8 million in the first six months of 2012. The decrease was primarily related to a distribution received in excess of the assets carrying value of $3.1 million offset by an increase in the unrealized foreign exchange loss of $2.9 million. Specifically, this unrealized loss was due primarily to the fluctuation in the US dollar during 2013 and 2012 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first six months of 2013 was $78.3 million, an increase of $55.6 million over the $22.7 million of net interest expense incurred during the first six months of 2012. The increase in interest expense in 2013 is due to loss paid on the redemption of the Company’s 11% Notes of $55.6 million.

Income Taxes

 Income tax expense was a benefit of $12.5 million in the first six months of 2013 compared to expense of $3.8 million for the first six months of 2012. The Company’s effective tax rate in 2013 was consistent with the Canadian effective rate. The Company’s effective tax rate in 2012 was substantially higher due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had nominal income in both 2012 and 2013.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.5 million for the first six months of 2013, a decrease of $0.8 million from the $3.3 million of noncontrolling interest expense incurred during the first six months of 2012, primarily due to the Company’s increase in ownership during 2012 and 2013 of entities not previously wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $1.8 million for the first six months of 2013 and $3.6 million for the first six months of 2012.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first six months of 2013 was $33.3 million or a loss of $1.06 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $46.4 million or a loss of $1.52 per diluted share reported for the first six months of 2012.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2013	As of and for the six months ended June 30, 2012	As of and for the year ended December 31, 2012
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$77,336	$71,696	$60,330
Working capital (deficit)	$(204,528)	$(157,837)	$(226,682)
Cash from (used in) operations	$54,071	$(6,561)	$76,304
Cash from (used in) investing	$(9,039)	$26,350	$7,811
Cash from (used in) financing	$(28,408)	$44,187	$(31,858)
Long-term debt to total equity ratio	(3.80)	(32.19)	(5.09)
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$38,556	$35,836	$63,791

As of June 30, 2013 and December 31, 2012, $2.3 million and $2.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At June 30, 2013, the Company had a working capital deficit of $204.5 million compared to a deficit of $226.7 million at December 31, 2012. The increase in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2013, $1.9 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2013 was $54.6 million. This was attributable to the loss on the redemption of notes of $50.4 million, depreciation and amortization of intangibles and non-cash stock compensation of $28.5 million, an increase in accounts payable, accruals and other liabilities of $34.7 million, amortization of deferred finance charges and debt discount of $6.3 million, adjustments to deferred acquisition consideration of $4.4 million and increase in advance billings of $5.9 million, a decrease in expenditures billable to clients of $1.7 million and foreign exchange of $1.4 million. This cash was offset in part by the loss from continuing operations of $29.0 million, an increase in accounts receivable of $12.0 million, deferred income taxes of $12.9 million, a net increase in other non-current assets and liabilities of $17.1 million, an increase in prepaid expenses and other current assets of $4.5 million and distributions in excess of carrying value of $3.1 million. Discontinued operations attributable to MDC Partners used cash of $0.5 million in the six months ended June 30, 2013.

Cash flow used in continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2012 was $3.5 million. This was attributable primarily to a net loss from continuing operations of $39.5 million, an increase in accounts receivable of $36.1 million, an increase in expenditures billable to clients of $28.9 million, and an increase in prepaid expenses and other current assets of $0.9 million.  This use of cash was offset by depreciation and amortization of intangibles and non-cash stock compensation of $44.9 million, amortization of deferred finance charges and debt discount of $1.1 million, an increase in advanced billings of $26.9 million, an increase in accounts payables, accruals, and other liabilities of $18.2 million and adjustments to deferred acquisition consideration for $6.7 million, an increase of deferred income tax of $2.8 million, a decrease in other non-current assets and liabilities of $1.1 million and foreign exchange of $0.5 million. Discontinued operations attributable to MDC Partners used cash of $3.1 million in the six months ended June 30, 2012.

Investing Activities

Cash flows used in investing activities was $9.0 million for the six months ended June 30, 2013, compared with cash provided of $26.4 million in the six months ended June 30, 2012.

In the six months ended June 30, 2013, capital expenditures totaled $9.6 million, of which $5.6 million was incurred by the Strategic Marketing Services segment, and $3.4 million was incurred by the Performance Marketing Services segment.  These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Expenditures for capital assets in the six months ended June 30, 2012 were $9.5 million. Of this amount, $5.1 million was incurred by the Strategic Marketing Services segment and $4.2 million was incurred by the Performance Marketing services Segment and $0.2 million was incurred by corporate. These expenditures consisted primarily of computer equipment and leasehold improvements.

In the six months ended June 30, 2013, the Company paid $2.2 million for other investments. These outflows were offset by $3.1 million of profit distributions from affiliates.

In the three months ended June 30, 2012, cash flow provided by acquisitions net of deferred acquisition payments was $37.1 million related to the acquisitions of Doner, Dotbox and TargetCast. In addition, the Company paid $1.5 million for other investments.

Financing Activities

During the six months ended June 30, 2013, cash flows used in financing activities amounted to $28.4 million, and consisted of $77.2 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $4.4 million, distributions to noncontrolling partners of $4.9 million, payment of dividends of $9.2 million and repayments of long term debt of $0.7 million, offset by proceeds from the issuance of the 6.75% Notes of $550.0 million, which in turn was offset by the repayment of the 11% Notes of $425.0 million, premium paid on redemption of notes of $50.4 million, deferred financing costs of $16.0 million, and bank overdrafts of $8.8 million.

During the six months ended June 30, 2012, cash flows provided by financing activities amounted to $44.2 million, and consisted primarily of proceeds from the revolving credit facility of $86.1 million and $27.1 million of bank overdrafts. These inflows were offset by $46.8 million of acquisition related payments, $13.3 million of dividend payments, the purchase of treasury shares for income tax withholding requirements of $3.0 million, and $5.6 million of distributions to noncontrolling partners.

Total Debt

6.75% Senior Notes Due 2020

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its 6.75% Senior Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the six months ended June 30, 2013, for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

11% Senior Notes Due 2016

On March 20, 2013, the Company redeemed all of the 11% Senior Notes due 2016.

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

Revolving Credit Agreement

On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $225 million senior secured revolving credit agreement due 2018 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement .

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

The foregoing descriptions of the Indenture and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements.

Debt as of June 30, 2013 was $551.9 million, an increase of $120.2 million, compared with $431.7 million outstanding at December 31, 2012.  This increase in debt was a result of the Company’s refinancing of its 11% notes.  At June 30, 2013, approximately $220 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2013, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

June 30, 2013
Total Senior Leverage Ratio	(0.37)
Maximum per covenant	2.0

Total Leverage Ratio	3.16
Maximum per covenant	5.50

Fixed Charges Ratio	2.87
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$156.5 million
Minimum per covenant	$105.0 million

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet June 30, 2013. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At June 30, 2013, there was $133.9 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2013, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $16.0 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.6 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $112.5 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $1.9 million of the estimated $16.0 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $3.7 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2013	2014	2015	2016	2017 & Thereafter	Total
	($ Millions)
Cash	$1.5	$1.4	$3.8	$2.8	$4.9	$14.4
Shares	0.4	0.5	0.6	0.1	0.0	1.6
	$1.9	$1.9	$4.4	$2.9	$4.9	$16.0	(1)
Operating income before depreciation and amortization to be received(2)	$1.5	$0.2	$1.7	$—	$0.3	$3.7
Cumulative operating income before depreciation and amortization(3)	$1.5	$1.7	$3.4	$3.4	$3.7		(5)

(1)	This amount in addition to put options only exercisable upon termination not within the control of the Company, or death, of $128.5 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2012 and first six months of 2013 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.

(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. During the six months ended June 30, 2013 there were no significant amounts reclassified out of accumulated other comprehensive income, and accordingly, no additional disclosures were required.

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

In March 2013, the FASB issued Accounting Standards Update No 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity. This update addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for the company beginning on January 1, 2014. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

Debt Instruments:   At June 30, 2013, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes.  The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of June 30, 2013, a 1.0% increase or decrease in the weighted average interest rate at June 30, 2013, would have no interest impact.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The certifications of our Chief Executive Officer and our Chief Financial Officer that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

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

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino Senior Vice President, Chief Accounting Officer

August 2, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Management Services Agreement dated as of May 6, 2013, by and among MDC Partners Inc.; Nadal Management Limited; Nadal Financial Corporation and Miles Nadal.*

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

101	Interactive data file.*

* Filed electronically herewith.

