Form 10-Q
period 2013-09-30
MDC PARTNERS INC
filed 2013-11-05
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes   ☐ No   ☒

The numbers of shares outstanding as of October 25, 2013 were: 32,368,059 Class A subordinate voting shares and 2,503 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Services	$288,907	$265,855	$842,520	$771,940
Operating Expenses:
Cost of services sold	189,219	179,069	556,777	540,109
Office and general expenses	88,976	72,342	217,535	204,987
Depreciation and amortization	9,476	12,245	28,455	35,615
	287,671	263,656	802,767	780,711
Operating profit (loss)	1,236	2,199	39,753	(8,771)
Other Income (Expense):
Other, net	1,733	(432)	1,549	(1,241)
Interest expense and finance charges	(10,589)	(11,594)	(33,392)	(34,420)
Loss on redemption of notes	—	—	(55,588)	—
Interest income	37	109	202	257
	(8,819)	(11,917)	(87,229)	(35,404)
Loss from continuing operations before income taxes, equity in affiliates	(7,583)	(9,718)	(47,476)	(44,175)
Income tax expense (benefit)	4,334	2,207	(8,189)	6,014
Loss from continuing operations before equity in non-consolidated affiliates	(11,917)	(11,925)	(39,287)	(50,189)
Equity in earnings of non-consolidated affiliates	73	93	196	399
Loss from continuing operations	(11,844)	(11,832)	(39,091)	(49,790)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(7,446)	(1,352)	(11,041)	(5,942)
Net loss	(19,290)	(13,184)	(50,132)	(55,732)

Net income attributable to the noncontrolling interests	(1,910)	(1,312)	(4,410)	(5,159)

Net loss attributable to MDC Partners Inc.	$(21,200)	$(14,496)	$(54,542)	$(60,891)

Loss Per Common Share:
Basic and Diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.44)	$(0.42)	$(1.39)	$(1.80)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.24)	(0.05)	(0.35)	(0.19)
Loss attributable to MDC Partners Inc. common shareholders	$(0.68)	$(0.47)	$(1.74)	$(1.99)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	31,470,466	31,051,561	31,368,629	30,606,146

Non cash stock based compensation expense is included in the following line items above:
Cost of services sold	$1,656	$1,915	$4,952	$2,346
Office and general expenses	25,779	3,218	31,738	24,024
Total	$27,435	$5,133	$36,690	$26,370

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(19,290)	$(13,184)	$(50,132)	$(55,732)

Other comprehensive income (loss):
Foreign currency translation adjustment	757	3,208	(857)	3,735
Comprehensive loss	(18,533)	(9,976)	(50,989)	(51,997)
Comprehensive loss attributable to noncontrolling interest	(1,929)	(1,312)	(4,404)	(4,420)
Comprehensive loss attributable to MDC Partners Inc.	$(20,462)	$(11,288)	$(55,393)	$(56,417)

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,312	$60,330
Accounts receivable, less allowance for doubtful accounts of $1,912 and $1,581	331,760	326,087
Expenditures billable to clients	69,863	58,842
Other current assets	22,629	16,892
Total Current Assets	487,564	462,151
Fixed assets, at cost, less accumulated depreciation of $124,884 and $115,792	51,942	52,914
Investment in non-consolidated affiliates	196	—
Goodwill	711,336	720,071
Other intangibles assets, net	50,809	63,243
Deferred tax asset	18,775	9,332
Other assets	45,065	37,234

Total Assets	$1,365,687	$1,344,945
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current Liabilities:
Accounts payable	$213,016	$356,847
Accruals and other liabilities	286,101	93,895
Advance billings	154,886	131,908
Current portion of long-term debt	784	1,858
Current portion of deferred acquisition consideration	43,872	104,325
Total Current Liabilities	698,659	688,833
Long-term debt	550,489	429,845
Long-term portion of deferred acquisition consideration	58,882	92,121
Other liabilities	44,024	47,985
Deferred tax liabilities	53,730	53,018

Total Liabilities	1,405,784	1,311,802

Redeemable Noncontrolling Interests (Note 2)	138,623	117,953
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 31,465,723 and 31,074,168 shares issued and outstanding in 2013 and 2012	255,011	253,869
Class B Shares, no par value, unlimited authorized, 2,503 shares issued and outstanding in 2013 and 2012, each convertible into one Class A share	1	1
Shares to be issued, 28,000 shares	424	424
Charges in excess of capital	(96,553)	(72,913)
Accumulated deficit	(371,255)	(316,713)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(8,296)	(7,445)

MDC Partners Inc. Shareholders’ Deficit	(220,723)	(142,832)
Noncontrolling Interests	42,003	58,022
Total Deficit	(178,720)	(84,810)
Total Liabilities, Redeemable Noncontrolling Interests and Deficit	$1,365,687	$1,344,945

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(50,132)	$(55,732)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(11,041)	(5,942)
Loss from continuing operations	(39,091)	(49,790)
Adjustments to reconcile net loss from continuing operations to cash provided by operating activities:
Non-cash stock-based compensation	36,690	26,370
Depreciation	14,037	13,770
Amortization of intangibles	14,418	21,845
Amortization of deferred finance charges and debt discount	7,045	1,698
Loss on redemption of notes	50,385	—
Adjustment to deferred acquisition consideration	5,577	20,369
Loss on disposition of assets	—	1
Deferred income taxes (benefits)	(8,736)	4,626
Earnings of non-consolidated affiliates	(196)	(399)
Distributions in excess of carrying value	(3,058)	—
Other non-current assets and liabilities	(8,900)	1,215
Foreign exchange	1,258	1,088
Changes in working capital:
Accounts receivable	(5,106)	(17,476)
Expenditures billable to clients	(11,021)	(10,863)
Prepaid expenses and other current assets	(2,298)	(4,505)
Accounts payable, accruals and other liabilities	39,183	14,044
Advance billings	22,978	(2,641)
Cash flows provided by continuing operating activities	113,165	19,352
Discontinued operations	(7,814)	(3,546)
Net cash provided by operating activities	105,351	15,806
Cash flows from investing activities:
Capital expenditures	(13,976)	(14,279)
Acquisitions, net of cash acquired	(510)	31,106
Proceeds from sale of assets	209	40
Other investments	(2,198)	(1,687)
Profit distributions from affiliates	3,244	542
Cash flows provided by (used in) continuing investing activities	(13,231)	15,722
Discontinued operations	(11)	(1,949)
Net cash provided by (used in) investing activities	(13,242)	13,773
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	550,000	—
Repayment of 11% notes	(425,000)	—
Other	561	—
Payments of revolving credit agreement	—	86,488
Acquisition related payments	(111,396)	(56,521)
Repayment of long-term debt	(1,428)	(457)
Purchase of shares	(5,011)	(3,002)
Premium paid on redemption of notes	(50,385)	—
Deferred financing costs	(15,971)	(191)
Distributions to noncontrolling partners	(4,822)	(7,083)
Bank overdrafts	(10,956)	29,210
Payment of dividends	(14,496)	(13,329)
Proceeds from exercise of options	—	28
Net cash provided by (used in) financing activities	(88,904)	35,143
Effect of exchange rate changes on cash and cash equivalents	(223)	(19)
Net increase in cash and cash equivalents	2,982	64,703
Cash and cash equivalents at beginning of period	60,330	8,096
Cash and cash equivalents at end of period	$63,312	$72,799
Supplemental disclosures:
Cash income taxes paid	$555	$919
Cash interest paid	$18,781	$20,833
Non-cash transactions:
Capital leases	$203	$397
Dividends payable	$1,214	$853

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(thousands of United States dollars)

	Common Stock				Share Capital to Be Issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Loss	Equity (Deficit)	Interests	Deficit
Balance at December 31, 2012	31,074,168	$253,869	2,503	$1	28,000	$424	$-	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)
Net loss attributable to MDC Partners	-	-	-	-	-	-	-	-	(54,542)	-	-	(54,542)	-	(54,542)
Other Comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	(851)	(851)	(6)	(857)
Stock Appreciation Rights Exercised	147,589	387	-	-	-	-	(387)	-	-	-	-	-	-	-
Issuance of restricted stock	416,151	5,766	-	-	-	-	(5,766)	-	-	-	-	-	-	-
Shares acquired and cancelled	(172,185)	(5,011)	-	-	-	-	-	-	-	-	-	(5,011)	-	(5,011)
Stock-based compensation	-	-	-	-	-	-	10,349	-	-	-	-	10,349	-	10,349
Changes in redemption value of redeemable noncontrolling interests	-	-	-	-	-	-	(25,009)	-	-	-	-	(25,009)	-	(25,009)
Increase in noncontrolling interests from business combinations	-	-	-	-	-	-	11,347	-	-	-	-	11,347	(16,013)	(4,666)
Dividends paid and to be paid	-	-	-	-	-	-	(14,735)	-	-	-	-	(14,735)	-	(14,735)
Other	-	-	-	-	-	-	561	-	-	-	-	561	-	561
Transfer to charges in excess of capital	-	-	-	-	-	-	23,640	(23,640)	-	-	-	-	-	-
Balance at September 30, 2013	31,465,723	$255,011	2,503	$1	28,000	$424	$-	$(96,553)	$(371,255)	$(55)	$(8,296)	$(220,723)	$42,003	$(178,720)

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2013 or December 31, 2012. Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2013 or for the three and nine months ended September 30, 2012.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at September 30, 2013 and December 31, 2012, is approximately $46 and $47, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirements.

Business Combinations. Valuation of acquired companies is based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed from 2009 to 2013 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three and nine months ended September 30, 2013, $718 and $5,400 of expense was recognized in operations related to changes in estimated value, respectively. For the three and nine months ended September 30, 2012, $13,631 and $20,126 of expense has been recorded in operations, respectively. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the three and nine months ended September 30, 2013, $427 and $1,438 of acquisition related costs have been charged to operations, respectively. For the three and nine months ended September 30, 2012, $811 and $2,481 of acquisition related costs have been charged to operations, respectively.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three and nine months September 30, 2013 and 2012, there have been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	September 30,	December 31,
	2013	2012
Beginning Balance	$117,953	$107,432
Redemptions	(3,811)	(16,712)
Granted	—	4,189
Changes in redemption value	25,009	22,912
Currency Translation Adjustments	(528)	132
Ending Balance	$138,623	$117,953

Variable Interest Entity. Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for all periods subsequent to the date of investment. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at September 30, 2013 were $232,341 and $185,322, respectively.

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

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes.  The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance for its US net operating losses.  During the three months ended September 30, 2013, the Company had taxable income non-US based entities resulting in tax expense for the period then ended.  During the nine months ended September 30, 2013, the Company had losses in non-US based entities where a valuation allowance was not deemed necessary.

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

During the nine months ended September 30, 2013, the Company issued 469,224 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $7,868 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company. In addition, during the nine months ended September 30, 2013, the Company issued 852,000 RSUs to employees following achievement of the stock price targets of the Company’s EVAR awards.

Included in non cash stock-based compensation expense for the quarter then ended September 30, 2013 is a charge of $22,180 representing the unusual potential settlement of a portion of the Company’s Stock Appreciation Rights (“SARS”) in cash, as the Company currently does not have sufficient shares available under its equity incentive plans to issue if these SARs were exercised at September 30, 2013.  This liability will be marked to market at each reporting period and will vary based on the actual amounts of SARs remaining outstanding and actual number of shares available to settle the exercise of such SARs.  These adjustments could be material in the future.  See Subsequent Events Note 13.

A total of 801,519 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of September 30, 2013.

3.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Numerator for basic loss per common share – loss from continuing operations	$(11,844)	$(11,832)	$(39,091)	$(49,790)
Net income attributable to the noncontrolling interests	(1,910)	(1,312)	(4,410)	(5,159)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(13,754)	(13,144)	(43,501)	(54,949)
Effect of dilutive securities	—	—	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(13,754)	$(13,144)	$(43,501)	$(54,949)
Denominator
Denominator for basic loss per common share – adjusted weighted shares	31,470,466	31,051,561	31,368,629	30,606,146
Effect of dilutive securities	—	—	—	—
Denominator for diluted loss per common share - adjusted weighted shares	31,470,466	31,051,561	31,368,629	30,606,146
Basic and diluted loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.44)	$(0.42)	$(1.39)	$(1.80)

During the three and nine months ended September 30, 2013, options and other rights to purchase 3,698,058 shares of common stock, which includes 1,797,563 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three and nine months ended September 30, 2012, options and other rights to purchase 4,073,502 shares of common stock, which includes 909,739 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the 2013 since there were no material acquisitions. During the nine months of 2013, the Company completed a number of step-up transactions to increase its equity ownership percentage in majority owned entities.

2012 Acquisitions

During 2012, the Company completed a number of transactions. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”). TargetCast is a full service media agency that expands our media strategy and activation offerings. The Company acquired a 51% interest in Dotbox LLC (“Dotbox”), and subsequently acquired the remaining 49% of the equity interests in Dotbox, an e-commerce solution company. Doner and Dotbox were included in the Company’s Strategic Marketing Services segment, while TargetCast is included in the Company’s Performance Marketing Group segment. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.

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

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30 were as follows:

Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to MDC Partners Inc.	$(21,200)	$(14,496)	$(54,542)	$(60,891)
Transfers to the noncontrolling interest:
Increase in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	—	5,263	—	2,023
Increase in MDC Partners Inc. paid-in capital from issuance of equity interest	1,531	—	11,347	—
Net transfers to noncontrolling interest	$1,531	$5,263	$11,347	$2,023
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(19,669)	$(9,233)	$(43,195)	$(58,868)

5.	Accruals and Other Liabilities

At September 30, 2013 and December 31, 2012, accruals and other liabilities included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,881 and $3,624, respectively.

At September 30, 2013, accruals and other liabilities include an accrual of $22,180 relating to the potential cash settlement of a portion of the Company’s SARs.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2012 and nine months ended September 30, 2013 were as follows:

Noncontrolling Interests
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	6,012
Distributions made	(7,673)
Cumulative translation adjustments	1,236
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	4,410
Distributions made	(4,822)
Other (1)	706
Cumulative translation adjustments	(37)
Balance, September 30, 2013	$3,881

(1)	Other primarily relates to step-up transactions and discontinued operations.

6.	Discontinued Operations

In the third quarter of 2013, the Company discontinued a subsidiary and an operating division.

In 2012, the Company discontinued a subsidiary and certain operating divisions.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$294	$5,212	$1,604	$17,757

Operating loss	$(981)	$(1,518)	$(2,947)	$(6,949)

Other expense	$(17)	$(83)	$(123)	$(203)

Noncontrolling interest expense (recovery)	—	249	(53)	1,210

Loss on disposal	(6,448)	—	(7,918)	—

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(7,446)	$(1,352)	$(11,041)	$(5,942)

7.	Debt

Debt consists of:

	September 30,	December 31,
	2013	2012

Revolving credit agreement	$—	$—
6.75% Senior Notes due 2020	550,000	—
11% Senior Notes due 2016	—	425,000
Original issue premium	—	4,193
Notes payable and other bank loans	443	1,385
	550,443	430,578
Obligations under capital leases	830	1,125
	551,273	431,703

Less current portion:	784	1,858
	$550,489	$429,845

MDC Financing Agreement and Senior Notes

Issuance of 6.75% Senior Notes

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its 6.75% Senior Notes due 2020 (the 6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At September 30, 2013, there were no borrowings under the Credit Agreement.

At September 30, 2013, the Company had issued $5,038 of undrawn outstanding Letters of Credit.

At September 30, 2013 and December 31, 2012, accounts payable included $18,380 and $29,336 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Level 1		Level 1
	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$550,000	$556,875	$—	$—
11% Notes due 2016	$—	$—	$429,193	$467,500

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2013	2012
Beginning Balance of contingent payments	$194,795	$129,759
Payments	(101,958)	(55,071)
Grants	5,405	63,972
Redemption value adjustments	6,891	55,737
Transfers (to) from fixed payments	(6,319)	159
Foreign translation adjustment	(443)	239
Ending Balance of contingent payments	$98,371	$194,795

In addition to the above amounts, there are fixed payments of $4,383 and $1,651 for total deferred acquisition consideration of $102,754 and $196,446, which reconciles to the consolidated financial statements at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.	Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income (expense)	$(2)	$162	$(304)	$180
Distribution in excess of carrying value	—	—	3,058	—
Foreign currency gain (loss)	1,735	(575)	(1,205)	(1,420)
Loss on sale of assets	—	(19)	—	(1)
	$1,733	$(432)	$1,549	$(1,241)

10.	Segment Information

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$203,440	$85,467	$—	$288,907

Cost of services sold	128,300	60,919	—	189,219

Office and general expenses	40,995	14,907	33,074	88,976

Depreciation and amortization	5,807	3,372	297	9,476

Operating Profit (Loss)	28,338	6,269	(33,371)	1,236

Other Income (Expense):
Other income, net				1,733
Interest expense, net				(10,552)

Loss from continuing operations before income taxes, equity in affiliates				(7,583)
Income tax expense				4,334

Loss from continuing operations before equity in affiliates				(11,917)
Equity in earnings of non-consolidated affiliates				73

Loss from continuing operations				(11,844)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(7,446)

Net loss				(19,290)

Net income attributable to the noncontrolling interests	(1,471)	(439)	—	(1,910)
Net loss attributable to MDC Partners Inc.				$(21,200)

Non cash stock based compensation	$1,835	$646	$24,954	$27,435

Supplemental Segment Information:

Capital expenditures	$2,613	$844	$908	$4,365

Three Months Ended September 30, 2012
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$176,209	$89,646	$—	$265,855

Cost of services sold	112,280	66,789	—	179,069

Office and general expenses	47,754	18,300	6,288	72,342

Depreciation and amortization	7,754	4,161	330	12,245

Operating Profit (Loss)	8,421	396	(6,618)	2,199

Other Income (Expense):
Other expense, net				(432)
Interest expense, net				(11,485)

Loss from continuing operations before income taxes, equity in affiliates				(9,718)
Income tax expense				2,207

Loss from continuing operations before equity in affiliates				(11,925)
Equity in earnings of non-consolidated affiliates				93

Loss from continuing operations				(11,832)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,352)

Net loss				(13,184)

Net income attributable to the noncontrolling interests	(830)	(482)	—	(1,312)
Net loss attributable to MDC Partners Inc.				$(14,496)

Non cash stock based compensation	$2,769	$2,009	$355	$5,133

Supplemental Segment Information:

Capital expenditures	$2,596	$2,105	$61	$4,762

Nine Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$587,540	$254,980	$—	$842,520

Cost of services sold	375,681	181,096	—	556,777

Office and general expenses	115,759	53,860	47,916	217,535

Depreciation and amortization	17,334	10,132	989	28,455

Operating Profit (Loss)	78,766	9,892	(48,905)	39,753

Other Income (Expense):
Other income, net				1,549
Interest expense, net				(88,778)

Loss from continuing operations before income taxes, equity in affiliates				(47,476)
Income tax benefit				(8,189)

Loss from continuing operations before equity in affiliates				(39,287)
Equity in earnings of non-consolidated affiliates				196

Loss from continuing operations				(39,091)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(11,041)

Net loss				(50,132)

Net income attributable to the noncontrolling interests	(3,578)	(832)	—	(4,410)
Net loss attributable to MDC Partners Inc.				$(54,542)

Non cash stock based compensation	$4,815	$2,505	$29,370	$36,690

Supplemental Segment Information:

Capital expenditures	$8,223	$4,225	$1,528	$13,976

Goodwill and intangibles	$520,408	$241,737	$—	$762,145

Total assets	$845,342	$376,577	$143,768	$1,365,687

Nine Months Ended September 30, 2012
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$519,209	$252,731	$—	$771,940

Cost of services sold	353,145	186,964	—	540,109

Office and general expenses	121,281	52,510	31,196	204,987

Depreciation and amortization	21,602	13,006	1,007	35,615

Operating Profit (Loss)	23,181	251	(32,203)	(8,771)

Other Income (Expense):
Other expense, net				(1,241)
Interest expense, net				(34,163)

Loss from continuing operations before income taxes, equity in affiliates				(44,175)
Income tax expense				6,014

Loss from continuing operations before equity in affiliates				(50,189)
Equity in earnings of non-consolidated affiliates				399

Loss from continuing operations				(49,790)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(5,942)

Net loss				(55,732)

Net income attributable to the noncontrolling interests	(3,727)	(1,432)	—	(5,159)
Net loss attributable to MDC Partners Inc.				$(60,891)

Non cash stock based compensation	$6,602	$5,587	$14,181	$26,370

Supplemental Segment Information:

Capital expenditures	$7,705	$6,326	$248	$14,279

Goodwill and intangibles	$536,336	$257,845	$—	$794,181

Total assets	$812,320	$404,705	$134,716	$1,351,741

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2013	$237,259	$34,129	$17,519	$288,907
2012	$218,313	$34,753	$12,789	$265,855
Nine Months Ended September 30,
2013	$694,670	$100,612	$47,238	$842,520
2012	$626,019	$109,475	$36,446	$771,940

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2013, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15,337 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,180 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $123,291 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at September 30, 2013 is $138,628 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the nine months ended September 30, 2013 and 2012, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $3,090 of investments. At September 30, 2013, the Company had issued $5,038 of undrawn outstanding letters of credit.

12.New Accounting Pronouncements

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

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. During the nine months ended September 30, 2013 there were no significant amounts reclassified out of accumulated other comprehensive income, and accordingly, no additional disclosures were required.

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

In July 2013, The FASB issued Accounting Standards Update No 2013-11, Income Taxes.  This update will require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or tax credit carryforward.  The implementation of the amended accounting guidance will not have an impact on the presentation of our financial statements.

13.Subsequent Events

On October 28, 2013, the Company announced its intention to settle all of the Company’s outstanding SARs in cash.  Accordingly, the Company will mark to market the estimated pay out of these SARs.  As of September 30, 2013, the Company would have recorded an additional $42,151 of stock-based compensation for a total of $64,331. The actual amounts will be determined and charged in the fourth quarter.

During October 2013, the Company recorded a one time incentive charge of C$10,000 ($9,600) relating to the contractual achievement of the Company’s Class A share price averaging C$30 for 20 consecutive days.

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2013 and 2012, and the financial condition of the Company as of September 30, 2013. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2012 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Results of Operations:
Three Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$203,440	$85,467	$—	$288,907

Cost of services sold	128,300	60,919	—	189,219

Office and general expenses	40,995	14,907	33,074	88,976

Depreciation and amortization	5,807	3,372	297	9,476

Operating Profit (Loss)	28,338	6,269	(33,371)	1,236

Other Income (Expense):
Other income, net				1,733
Interest expense, net				(10,552)

Loss from continuing operations before income taxes, equity in affiliates				(7,583)
Income tax expense				4,334

Loss from continuing operations before equity in affiliates				(11,917)
Equity in earnings of non-consolidated affiliates				73

Loss from continuing operations				(11,844)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(7,446)
Net loss				(19,290)

Net income attributable to the noncontrolling interests	(1,471)	(439)	—	(1,910)
Net loss attributable to MDC Partners Inc.				$(21,200)

Non cash stock based compensation	$1,835	$646	$24,954	$27,435

Three Months Ended September 30, 2012
(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total

Revenue	$176,209	$89,646	$—	$265,855

Cost of services sold	112,280	66,789	—	179,069

Office and general expenses	47,754	18,300	6,288	72,342

Depreciation and amortization	7,754	4,161	330	12,245

Operating Profit (Loss)	8,421	396	(6,618)	2,199

Other Income (Expense):
Other expense, net				(432)
Interest expense, net				(11,485)

Loss from continuing operations before income taxes, equity in affiliates				(9,718)
Income tax expense				2,207

Loss from continuing operations before equity in affiliates				(11,925)
Equity in earnings of non-consolidated affiliates				93

Loss from continuing operations				(11,832)

Loss from discontinued operations attributable to MDC Partners Inc. net of taxes				(1,352)

Net loss				(13,184)

Net income attributable to the noncontrolling interests	(830)	(482)	—	(1,312)
Net loss attributable to MDC Partners Inc.				$(14,496)

Non cash stock based compensation	$2,769	$2,009	$355	$5,133

Nine Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$587,540	$254,980	$—	$842,520

Cost of services sold	375,681	181,096	—	556,777

Office and general expenses	115,759	53,860	47,916	217,535

Depreciation and amortization	17,334	10,132	989	28,455

Operating Profit (Loss)	78,766	9,892	(48,905)	39,753

Other Income (Expense):
Other income, net				1,549
Interest expense, net				(88,778)

Loss from continuing operations before income taxes, equity in affiliates				(47,476)
Income tax benefit				(8,189)

Loss from continuing operations before equity in affiliates				(39,287)
Equity in earnings of non-consolidated affiliates				196

Loss from continuing operations				(39,091)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(11,041)

Net loss				(50,132)

Net income attributable to the noncontrolling interests	(3,578)	(832)	—	(4,410)
Net loss attributable to MDC Partners Inc.				$(54,542)

Non cash stock based compensation	$4,815	$2,505	$29,370	$36,690

Nine Months Ended September 30, 2012
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$519,209	$252,731	$—	$771,940

Cost of services sold	353,145	186,964	—	540,109

Office and general expenses	121,281	52,510	31,196	204,987

Depreciation and amortization	21,602	13,006	1,007	35,615

Operating Profit (Loss)	23,181	251	(32,203)	(8,771)

Other Income (Expense):
Other expense, net				(1,241)
Interest expense, net				(34,163)

Loss from continuing operations before income taxes, equity in affiliates				(44,175)
Income tax expense				6,014

Loss from continuing operations before equity in affiliates				(50,189)
Equity in earnings of non-consolidated affiliates				399

Loss from continuing operations				(49,790)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(5,942)

Net loss				(55,732)

Net income attributable to the noncontrolling interests	(3,727)	(1,432)	—	(5,159)
Net loss attributable to MDC Partners Inc.				$(60,891)

Non cash stock based compensation	$6,602	$5,587	$14,181	$26,370

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

Revenue was $288.9 million for the quarter ended September 30, 2013, representing an increase of $23.0 million, or 8.7%, compared to revenue of $265.9 million for the quarter ended September 30, 2012. This revenue increase related primarily to organic growth of $24.8 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended September 30, 2013, resulted in decreased revenues of $1.7 million.

The operating profit for the quarter ended September 30, 2013 was $1.2 million, compared to operating profit of $2.2 million for the quarter ended September 30, 2012. The decrease in operating profit was primarily the result of an increase in corporate operating expenses of $26.8 million, offset by an increase in operating profit of $19.9 million in the Strategic Marketing Services segment, and an increase of $5.9 million within the Performance Marketing Services segment.

Loss from continuing operations attributable to MDC Partners Inc. for the third quarter of 2013 was $13.8 million, compared to a loss of $13.1 million for the third quarter ended September 30, 2012. This increase in loss of $0.7 million was primarily the result of an increase in income tax expense of $2.1 million, a decrease in operating profits of $1.0 million, and an increase in net income attributable to noncontrolling interests of $0.6 million.  These amounts were offset by a decrease in interest expense, net of $0.9 million, and an increase in other income net of $2.2 million.

Marketing Communications Group

Revenues in the third quarter of 2013 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $288.9 million compared to $265.9 million in the third quarter of 2012, representing a year-over-year increase of 8.7%.

The components of the increase in revenue in 2013 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended September 30, 2012	$265,855
Organic	24,786	9.3%
Acquisitions	—	—%
Foreign exchange impact	(1,734)	(0.6)%
Quarter ended September 30, 2013	$288,907	8.7%

The geographic mix in revenues was consistent between the third quarter of 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	82%	82%
Canada	12%	13%
Other	6%	5%

The operating profit of the Marketing Communications Group increased by $25.8 million to $34.6 million from $8.8 million. Operating margins increased by 8.7% and were 12.0% for 2013, compared to 3.3% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and decreases in total staff costs, direct costs, office and general expenses, and depreciation and amortization. Direct costs (excluding staff costs) decreased as a percentage of revenues from 13.9% in 2012, to 13.6% in 2013. Total staff costs decreased as a percentage of revenue from 60.1% in 2012 to 58.7% in 2013. Total staff costs decreased as the Company continues to benefit from prior investments in staff which have resulted in increased revenues. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the third quarter of 2013 where the company was acting as principal versus agent for certain client contracts compared to the increase in revenue. Office and general expenses decreased as a percentage of revenue from 24.8% in 2012, to 19.3% in 2013.  This decrease was primarily due to a reduction of $12.9 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue decreased from 4.5% in 2012 to 3.2% in 2013.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the third quarter of 2013 were $203.4 million, compared to $176.2 million in the third quarter of 2012. The year-over-year increase of $27.2 million or 15.5% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $19.9 million from $8.4 million in the third quarter of 2012 to $28.3 million in the third quarter of 2013. Operating margins increased from 4.8% in the third quarter of 2012 to 13.9% in the third quarter of 2013. The increase in operating profits and operating margins was primarily due to increases in revenues and decreases in total staff costs, office and general costs and depreciation and amortization. Direct costs (excluding staff labor) were relatively consistent year over year. Total staff costs decreased as a percentage of revenue from 61.7% in the third quarter of 2012 to 59.7% in the third quarter of 2013. Total staff costs decreased as the Company continues to benefit from prior investments in staff which resulted in increased revenues. Office and general expenses decreased as a percentage of revenue from 27.1% in the third quarter of 2012 to 20.2% in the third quarter of 2013. The decrease was due to a reduction of $6.7 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue decreased from 4.4% in the third quarter of 2012 to 2.9% in the third quarter of 2013 due to increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $85.5 million for the third quarter of 2013, a decrease of $4.2 million, or 4.7% lower than revenues of $89.6 million in the third quarter of 2012. The year over year decrease was attributed primarily to an organic revenue decline, due to timing of when client projects and events will be executed. In addition, a strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $5.9 million, from $0.4 million in the third quarter of 2012 to $6.3 million in the third quarter of 2013. Operating margins increased from 0.4% in 2012, to 7.3% in 2013. The increase in operating profits and operating margins were primarily due to decreases in total staff costs, office and general costs and depreciation and amortization. Total staff costs decreased from 57.0% in 2012 to 56.3% in 2013. Direct costs were relatively consistent year over year. Office and general costs decreased from 20.4% in 2012 to 17.4% in 2013. The decrease was due to a reduction of $6.2 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization decreased from 4.6% in 2012 to 3.9% in 2013.

Corporate

Operating costs related to the Company’s Corporate operations totaled $33.4 million in the third quarter of 2013 compared to $6.6 million in the third quarter of 2012. The increase was primarily related to increased compensation and related expenses of $25.7 million, of which $24.6 million related to an increase in non cash stock-based compensation.  Increases in occupancy costs, travel and entertainment and professional fees accounted for the remaining increase.

Other Income, Net

Other income (expense) increased to income of $1.7 million in the third quarter of 2013 compared to a loss of $0.4 million in the third quarter of 2012. The increase was primarily related to an unrealized foreign exchange gain of $1.7 million. Specifically, this unrealized gain was due primarily to the fluctuation in the US dollar during 2013 and 2012 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the third quarter of 2013 was $10.6 million, a decrease of $0.9 million over the $11.5 million of net interest expense incurred during the third quarter of 2012. The decrease in interest expense in 2013 was due to the lower interest rate on our 6.75% Notes compared to the 11% Notes that were outstanding in 2012.

Income Taxes

 Income tax expense was $4.3 million in the third quarter of 2013 compared to $2.2 million for the third quarter of 2012. The Company’s effective tax rate in 2013 and 2012 was substantially higher due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the Company’s effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

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

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.9 million for the third quarter of 2013, an increase of $0.6 million from the $1.3 million of noncontrolling interest expense incurred during the third quarter of 2012, primarily due to the Company’s increase in profitability of certain entities within the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $7.4 million for the third quarter of 2013 and $1.4 million for the third quarter of 2012.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the third quarter of 2013 was $21.2 million, or a loss of $0.68 per diluted share.  This amount is compared to a net loss attributable to MDC Partners Inc. of $14.5 million or a loss of $0.47 per diluted share reported for the third quarter of 2012.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Revenue was $842.5 million for the nine months ended September 30, 2013, representing an increase of $70.6 million, or 9.1%, compared to revenue of $771.9 million for the nine months ended September 30, 2012. This revenue increase related primarily to organic growth of $72.8 million and acquisition related growth of $0.3 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the nine months ended September 30, 2013, resulted in decreased revenues of $2.5 million.

The operating profit for the nine months ended September 30, 2013 was $39.8 million compared to an operating loss of $8.8 million for the nine months ended September 30, 2012. The increase in operating profit was primarily the result of an increase in operating profit of $55.6 million in the Strategic Marketing Services segment, an increase in income of $9.6 million within the Performance Marketing Services segment, offset by an increase in corporate operating expenses of $16.7 million.

The loss from continuing operations attributable to MDC Partners Inc. for the nine months ended September 30, 2013 was $43.5 million, compared to a loss of $54.9 million for the nine months ended September 30, 2012. This decrease in loss of $11.4 million was primarily the result of an increase in operating profits of $48.5 million, a decrease in other expense net of $2.8 million, a decrease in net income attributable to noncontrolling interests of $0.7 million, a decrease in income tax expense of $14.2 million, offset by an increase in interest expense, net of $54.6 million.

Marketing Communications Group

Revenues in the nine months ended September 30, 2013 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $842.5 million compared to $771.9 million in the first nine months of 2012, representing a year-over-year increase of 9.1%.

The components of the increase in revenue in 2013 are shown in the following table:

	Revenue
	$ 000’s	%
Nine months ended September 30, 2012	$771,940
Organic	72,791	9.4%
Acquisitions	336	—%
Foreign exchange impact	(2,547)	(0.3)%
Nine months ended September 30, 2013	$842,520	9.1%

The geographic mix in revenues was consistent between the first nine months of 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	82%	81%
Canada	12%	14%
Other	6%	5%

The operating profit of the Marketing Communications Group increased by $65.2 million to $88.7 million from $23.4 million. Operating margins increased by 7.5% and were 10.5% for 2013, compared to 3.0% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and a decrease in direct costs, and depreciation and amortization, office and general expenses. Total staff costs were consistent at approximately 60%. Direct costs (excluding staff costs) decreased as a percentage of revenues from 17.6% in 2012, to 13.2% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the nine months of 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 22.5% in 2012, to 20.1% in 2013.  This decrease was primarily due to a reduction of $14.7 million in expense relating to estimated deferred acquisition consideration and the increase in revenue. Depreciation and amortization as a percentage of revenue decreased from 4.5% in 2012 to 3.3% in 2013.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the nine months ended September 30, 2013 were $587.5 million, compared to $519.2 million in the nine months ended September 30, 2012. The year-over-year increase of $68.3 million or 13.2% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $55.6 million from $23.2 million in the nine months ended September 30, 2012 to $78.8 million in the nine months ended September 30, 2013. Operating margins increased from 4.5% in the nine months ended September 30, 2012 to 13.4% in the nine months ended September 30, 2013. The increase in operating profits and operating margins were primarily due to increases in revenues and decreases in direct costs, office and general costs and depreciation and amortization.  Total staff costs were relatively consistent at 60%. Direct costs (excluding staff labor) decreased as a percentage of revenue from 14.5% in the nine months ended September 30, 2012 to 8.7% in the nine months ended September 30, 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during the nine months ended September 30, 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 23.4% in the nine months ended September 30, 2012 to 19.7% in the nine months ended September 30, 2013. The decrease was due to a reduction of $5.5 million in expense relating to estimated deferred acquisition consideration and the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 4.2% in the nine months ended September 30, 2012 to 3.0% in the nine months ended September 30, 2013 due to increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $255.0 million for the nine months ended September 30, 2013, an increase of $2.3 million, or 0.9% higher than revenues of $252.7 million in the nine months ended September 30, of 2012. The year over year increase was attributed primarily to growth from acquisitions and nominal organic revenue growth, due to net new business wins. A strengthening of the US dollar verses the Canadian dollar in 2013 compared to 2012 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $9.6 million, from $0.3 million in the nine months ended September 30, 2012 to $9.9 million in the nine months ended September 30, 2013. Operating margins increased from 0.1% in 2012 to 3.9% in 2013. The increase in operating profits and operating margins were primarily due to increased revenue and decreases in direct costs (excluding staff labor) and depreciation and amortization. Total staff costs remained relatively consistent at 58.2%. Direct costs decreased from 24.0% in 2012 to 23.6% in 2013 due to decreased pass-through costs incurred on the clients’ behalf during the nine months ended September 30, 2013 where the agency was acting as principal versus agent for certain client contracts. Office and general costs increased from 20.8% in 2012 to 21.1% in 2013 due to a reduction of $5.2 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization decreased from 5.1% in 2012 to 4.0% in 2013 due to increased revenue on relatively fixed costs.

Corporate

Operating costs related to the Company’s Corporate operations totaled $48.9 million in the nine months ended September 30, 2013, compared to $32.2 million in the nine months ended September 30, 2012. The increase was primarily related to increased compensation and related expenses of $18.7 million, of which $15.2 million related to an increase in non cash stock-based compensation.  In addition, increases in occupancy costs, travel and entertainment, advertising and promotion costs, and professional fees accounted for $3.3 million. Offsetting these increases, during the second quarter of 2013, the Company’s CEO repaid in full an outstanding loan, which had been previously reserved against in the amount of $5.3 million.

Other Income, Net

Other income, net increased to income of $1.5 million in the nine months ended September 30, 2013 compared to an expense of $1.2 million in the first nine months of 2012. The increase was primarily related to a distribution received in excess of the assets carrying value of $3.1 million. Offsetting this distribution were unrealized foreign exchange losses.  Specifically, this unrealized loss was due primarily to the fluctuation in the US dollar during 2013 and 2012 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2013 was $88.8 million, an increase of $54.6 million over the $34.2 million of net interest expense incurred during the nine months ended September 30, 2012. The increase in interest expense in 2013 was due to loss paid on the redemption of the Company’s 11% Notes of $55.6 million.

Income Taxes

 Income tax expense was a benefit of $8.2 million in the nine months ended September 30, 2013 compared to expense of $6.0 million for the nine months ended September 30, 2012. The Company’s effective tax rate in 2013 was lower than the statutory rate due losses in certain tax jurisdictions where the benefits are not expected to be realized. The Company’s effective tax rate in 2012 was substantially higher due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the Company’s effective tax rate was higher due to losses in certain tax jurisdictions where the benefits are not expected to be realized.

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

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $4.4 million for the nine months ended September 30, 2013, a decrease of $0.8 million from the $5.2 million of noncontrolling interest expense incurred during the nine months ended September 30, 2012, primarily due to the Company’s increase in ownership during 2012 and 2013 of entities not previously wholly owned.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $11.0 million for the nine months ended September 30, 2013 and $5.9 million for the nine months ended September 30, 2012.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the nine months ended September 30, 2013 was $54.5 million or a loss of $1.74 per diluted share, compared to a net loss attributable to MDC Partners Inc. of $60.9 million or a loss of $1.99 per diluted share reported for the nine months ended September 30, 2012.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2013	As of and for the nine months ended September 30, 2012	As of and for the year ended December 31, 2012
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$63,312	$72,799	$60,330
Working capital (deficit)	$(211,095)	$(154,450)	$(226,682)
Cash from (used in) operations	$105,351	$15,806	$76,304
Cash from (used in) investing	$(13,242)	$13,773	$7,811
Cash from (used in) financing	$(88,904)	$35,143	$(31,858)
Long-term debt to total equity ratio	(3.08)	(23.23)	(5.09)
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$44,232	$43,633	$61,292

As of September 30, 2013 and December 31, 2012, $5.8 million and $2.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At September 30, 2013, the Company had a working capital deficit of $211.1 million compared to a deficit of $226.7 million at December 31, 2012. The increase in working capital was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets and improvements made in the Company’s billing and collecting practices. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2013, $3.9 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2013 was $113.2 million. This was attributable to the loss on the redemption of notes of $50.4 million, depreciation and amortization of intangibles and non-cash stock compensation of $65.1 million, an increase in accounts payable, accruals and other liabilities of $39.2 million, an increase in advance billings of $23.0 million, amortization of deferred finance charges and debt discount of $7.0 million, adjustments to deferred acquisition consideration of $5.6 million and foreign exchange of $1.3 million. This cash was offset in part by the loss from continuing operations of $39.1 million, an increase in expenditures billable to clients of $11.0 million, an increase in accounts receivable of $5.1 million, deferred income taxes of $8.7 million, a net increase in other non-current assets and liabilities of $8.9 million, an increase in prepaid expenses and other current assets of $2.3 million and distributions in excess of carrying value of $3.1 million. Discontinued operations attributable to MDC Partners used cash of $7.8 million in the nine months ended September 30, 2013.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2012 was $19.4 million. This was attributable primarily to a net loss from continuing operations of $49.8 million, an increase in accounts receivable of $17.5 million, an increase in expenditures billable to clients of $10.9 million, and an increase in prepaid expenses and other current assets of $4.5 million, a decrease in advanced billings of $2.6 million, and earnings of non-consolidated affiliates of $0.4 million.  This use of cash was offset by depreciation and amortization and non-cash stock compensation of $62.0 million, amortization of deferred financing charges and debt discount of $1.7 million, adjustments to deferred acquisition consideration for $20.4 million, an increase in accounts payables, accruals, and other liabilities of $14.0 million, and an increase of deferred income tax of $4.6 million, and a decrease in other non-current assets and liabilities of $1.2 million and foreign exchange of $1.1 million. Discontinued operations attributable to MDC Partners used cash of $3.5 million in the nine months ended September 30, 2012.

Investing Activities

Cash flows used in investing activities was $13.2 million for the nine months ended September 30, 2013, compared with cash provided of $13.8 million in the nine months ended September 30, 2012.

In the nine months ended September 30, 2013, capital expenditures totaled $14.0 million, of which $8.2 million was incurred by the Strategic Marketing Services segment, $4.2 million was incurred by the Performance Marketing Services segment, and $1.5 million was incurred by corporate. In the nine months ended September 30, 2012, capital expenditures totaled $14.3 million, of which $7.7 million was incurred by the Strategic Marketing Services segment, $6.3 million was incurred by the Performance Marketing Services segment, and $0.3 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements.

In the nine months ended September 30, 2013, the Company paid $2.2 million for other investments. These outflows were offset by $3.2 million of profit distributions from affiliates.

In the nine months ended September 30, 2012, cash flow provided by acquisitions net of deferred acquisition payments was $31.1 million related to the acquisitions of Doner and TargetCast. In addition, the Company paid $1.7 million for other investments. These outflows were offset by $0.5 million of profit distributions from affiliates. Discontinued operations used cash of $1.9 million in the nine months ended September 30, 2012.

Financing Activities

During the nine months ended September 30, 2013, cash flows used in financing activities amounted to $88.9 million, and consisted of $111.4 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $5.0 million, distributions to noncontrolling partners of $4.8 million, payment of dividends of $14.5 million and repayments of long term debt of $1.4 million, offset by proceeds from the issuance of the 6.75% Notes of $550.0 million, which in turn was offset by the repayment of the 11% Notes of $425.0 million, premium paid on redemption of notes of $50.4 million, deferred financing costs of $16.0 million, and bank overdrafts of $11.0 million.

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

Total Debt

6.75% Senior Notes Due 2020

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its 6.75% Senior Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the nine months ended September 30, 2013, for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions.

Redemption of 11% Senior Notes Due 2016

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

Debt as of September 30, 2013 was $551.3 million, an increase of $119.6 million, compared with $431.7 million outstanding at December 31, 2012. This increase in debt was a result of the Company’s refinancing of its 11% notes. At September 30, 2013, approximately $220.0 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2013, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

September 30, 2013
Total Senior Leverage Ratio	(0.26)
Maximum per covenant	2.00

Total Leverage Ratio	3.11
Maximum per covenant	5.50

Fixed Charges Ratio	2.94
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization	$163,812
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at September 30, 2013. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At September 30, 2013, there was $102.8 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2013, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15.3 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.2 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $123.3 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $1.5 million of the estimated $15.3 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $3.7 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2013	2014	2015	2016	2017 & Thereafter	Total
	($ Millions)
Cash	$1.4	$1.3	$3.7	$2.7	$5.0	$14.1
Shares	0.3	0.4	0.4	0.1	0.0	1.2
	$1.7	$1.7	$4.1	$2.8	$5.0	$15.3	(1)
Operating income before depreciation and amortization to be received(2)	$1.5	$0.2	$1.7	$—	$0.3	$3.7
Cumulative operating income before depreciation and amortization(3)	$1.5	$1.7	$3.4	$3.4	$3.7		(5)

(1)
This amount is in addition to put options only exercisable upon termination not within the control of the Company, or death, of $138.6 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

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

The Company treats amounts paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

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

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. During the nine months ended September 30, 2013, there were no significant amounts reclassified out of accumulated other comprehensive income, and accordingly, no additional disclosures were required.

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

In July 2013, the FASB issued Accounting Standards Update No 2013-11, Income Taxes.  This update will require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or tax credit carryforward.  The implementation of the amended accounting guidance will not have an impact on the presentation of our financial statements.

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

Debt Instruments:  At September 30, 2013, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of September 30, 2013, a 1.0% increase or decrease in the weighted average interest rate at September 30, 2013, would have no interest impact.

Foreign Exchange:  The Company conducts business in several currencies around the world. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations”. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. The Company does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur a $0.7 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

November 5, 2013

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

