Form 10-K
period 2013-12-31
MDC PARTNERS INC
filed 2014-03-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2013 was approximately $461 million, computed upon the basis of the closing sales price ($12.03/share) of the Class A subordinate voting shares on that date.

As of February 26, 2014, there were 50,272,247 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

All dollar amounts are stated in US dollars unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2014, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources & Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions”.

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

ii

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, recent business and economic trends, potential acquisitions, estimates of amounts for deferred acquisition consideration and “put” option rights, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward- looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.

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

MDC operates through “Partner” companies within the following reportable segments:

Strategic Marketing Services

The Strategic Marketing Services segment generally consists of firms that offer a full suite of integrated marketing communication and consulting services, including advertising and media, interactive marketing, direct marketing, public relations, corporate communications, market research, corporate identity and branding, product and service innovation, and sales promotion to national and global clients. The Strategic Marketing Services segment is comprised of the following agencies: 72andSunny; Allison & Partners; Anomaly; Attention; Bruce Mau Design; Capital C; Colle + McVoy; Concentric Partners; Crispin Porter + Bogusky; Doner; Hello Design; HL Group Partners; kbs+; Kwittken; Laird + Partners; The Media Kitchen; Mono Advertising; Redscout; Sloane & Company; Union; Varick Media Management; Veritas; Vitro and Yamamoto.

Performance Marketing Services

The Performance Marketing Services segment includes firms that provide consumer insights and analytic solutions to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment and growth for regional, national and global clients. The Performance Marketing Services segment is comprised of the following agencies: 6degrees Communications; Accent; Boom Marketing; Bryan Mills Iradesso; Integrated Media Solutions; Kenna Communications; LBN Partners; Northstar Research Partners; Relevent; RJ Palmer; Source Marketing; TargetCast; TargetCom; Team; Trade X and Maxxcom Global Media Group.

Ownership Information

The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2013. The “Put and Call Options” information represents existing contractual rights. Owners of interests in certain subsidiaries have the right in certain circumstances to require MDC to acquire additional ownership interests held by them. The owners’ ability to exercise any such “put” option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of MDC to fund the related amounts during the periods described in the accompanying notes. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights. The amount payable by MDC in the event such rights are exercised is dependent on defined valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment. See also “Management’s Discussion and Analysis — Othercalance Sheet Commitments — Put Rights of Subsidiaries’ Noncontrolling Shareholders” for further discussion.

Put options represent puts of ownership interests by other interest holders to MDC with reciprocal call rights held by MDC for the same ownership interests with similar terms. The percentages shown represent the potential ownership interest MDC could achieve in each company assuming that the remaining equity holder(s) were to fully exercise their put option rights at the earliest opportunity.

MDC PARTNERS INC.

SCHEDULE OF CURRENT AND POTENTIAL MARKETING
COMMUNICATIONS COMPANY OWNERSHIP

	% Owned at 12/31/13	Year of Initial Investment	Put/Call Options
Company			2013	Thereafter
			(See Notes)
Consolidated:
Strategic Marketing Services
72andSunny	51.0%	2010	—	Note 1
Allison & Partners	51.0%	2010	—	Note 2
Anomaly	60.0%	2011	—	Note 3
Attention	60.8%	2009	—	Note 4
Bruce Mau Design	100.0%	2004	—	Note 5
Capital C Partners	100.0%	2010	—	Note 6
Colle + McVoy	95.0%	1999	100.0%	Note 7
Concentric Partners	70.0%	2011	—	Note 8
Crispin Porter + Bogusky	100.0%	2001	—	Note 9
Hello Design	49.0%	2004	—
Doner	30.0%	2012	70.0%	Note 10
HL Group Partners	93.8%	2007	—
kirshenbaum bond senecal + partners	100.0%	2004	—	Note 11
The Media Kitchen	100.0%	2010	—
Varick Media Management	100.0%	2010	—
Kwittken	60.0%	2010	—	Note 12
Laird + Partners	65.0%	2011	—	Note 13
Mono Advertising	49.9%	2004	70.0%	Note 14
Redscout	100.0%	2007	—
Sloane & Company	70.0%	2010	—	Note 15
Union	70.0%	2013	—	Note 16
Veritas	95.0%	1993	96.0%	Note 17
Vitro	81.6%	2004	—	Note 18
Yamamoto	100.0%	2000	—
Performance Marketing Services
6degrees Communications	66.3%	1993	77.3%	Note 19
Accent	100.0%	1999	—
Boom Marketing	85.0%	2005	—
Bryan Mills Iradesso	62.8%	1989	100.0%	Note 20
Integrated Media Solutions	100.0%	2010	—
Kenna Communications	80.0%	2010	—	Note 21
henderson bas kohn	100.0%	2004	—	Note 22
LBN Partners	70.0%	2013		Note 23
Maxxcom Global Media	100.0%	2012	—
Northstar Research Partners	91.8%	1998	100.0%	Note 24
Relevent	60.0%	2010	—
RJ Palmer	100.0%	2011	—
Source Marketing	91.0%	1998	—	Note 25
Communifx	100.0%	2010	—	Note 26
TargetCast	70.0%	2012	—	Note 27
TargetCom	100.0%	2000	—
TEAM	100.0%	2010	—
Trade X	75.0%	2011	—	Note 28

Notes

(1)	MDC has the right to increase its ownership interest in 72andSunny Partners LLC through acquisition of an incremental interest of up to 100% in 2016.
(2)	MDC has the right to increase its ownership interest in Allison & Partners LLC through acquisition of an incremental interest, and other holders have the right to put only upon termination to MDC the same incremental interest up to 100% of this entity in 2015.
(3)	MDC has the right to increase its ownership interest in Anomaly Partners LLC through acquisition of an incremental interest of up to 100% in 2015.
(4)	MDC has the right to increase its ownership in Attention Partners, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 100% only upon termination.
(5)	Effective January 24, 2013, MDC owns 100% of the equity interests of each of Bruce Mau Holdings Ltd. And Bruce Mau Design (USA) LLC.
(6)	During 2013, MDC acquired 100% of Capital C Partners LP.
(7)	MDC has the right to increase its economic ownership in Colle + McVoy, LLC through acquisition of an incremental interest, and the other interest holder has the right to put to MDC the same incremental interest, up to 100% of this entity in 2014.
(8)	MDC has the right to increase its ownership in Concentric Partners LLC through acquisition of an incremental interest of up to 100% in 2016.
(9)	Includes Crispin Porter & Bogusky LLC, and certain other domestic and international operating subsidiaries.
(10)	MDC has the right to increase its ownership in Doner Partners LLC through conversion of preferred interests and/or acquisitions of incremental interests, up to 70% of this entity in 2014 and up to 100% in 2017.
(11)	Consists of Kirshenbaum Bond Senecal + Partners LLC, Kwittken PR LLC, Varick Media Management LLC, certain other domestic and international operating subsidiaries, and The Media Kitchen, a division of kirshenbaum bond senecal + partners.
(12)	MDC has the right to increase its ownership in Kwittken PR LLC through acquisitions of incremental interests, up to 100% of this entity in 2015.
(13)	MDC has the right to increase its ownership in Laird + Partners New York LLC through acquisition of an incremental interest of up to 100% in 2016.
(14)	MDC has the right to increase its ownership in Mono Advertising, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 75.0% in 2014.
(15)	MDC has the right to increase its ownership interest in Sloane & Company LLC through acquisition of incremental interests, and other interest holders have the right to put to MDC the same incremental interests up to 100% in 2015.
(16)	MDC has the right to increase its ownership in Union Advertising Canada, LP through acquisition of incremental interests, up to 80% of this entity in 2018, 90% in 2019, and 100% in 2020.
(17)	MDC has the right to increase its ownership in Veritas Communications Inc. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests, up to 98.3% of this entity in 2014 and 100% in 2015.
(18)	Effective January 1, 2012, Vitro Robertson, LLC and Skinny NYC, LLC were combined into a new entity Vitro Partners, LLC. MDC has the right to increase its ownership in Vitro Partners, LLC through acquisition interests, and other interest holders have the right to put to MDC the same incremental interests up to 88.1% of this entity in 2015, and up to 100% in 2017.
(19)	Subject to certain conditions, MDC has the right to increase its ownership in 6degrees Integrated Communications Corp. through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 77.3% of this entity in 2014. Effective January 1, 2014, MDC acquired an additional 8.63%.

(20)	MDC has the right to increase its ownership in Bryan Mills Iradesso, Corp. through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2014.
(21)	Effective June 13, 2012, MDC increased its economic ownership in henderson bas kohn to 100%. Effective January 1, 2013, MDC merged the operations into Kenna Communications LP.
(22)	MDC has the right to increase its ownership interest in Kenna Communications LP through acquisition of an incremental interest, up to 100% in 2015.
(23)	MDC has the right to increase its ownership interest in LBN Partners LLC through acquisition of an incremental interest, and the other interest holders have the right to put to MDC the same incremental interest, up to 100% of this entity in 2018.
(24)	The Northstar Research Partners Group consists of Northstar Research Holdings USA LP and Northstar Research Holdings Canada Inc. MDC has the right to increase its ownership in Northstar Research Canada through acquisitions of incremental interests, and the other holders have the right to put to MDC the same incremental interests, up to 100% of this entity in 2014.
(25)	MDC has the right to increase its ownership in Source Marketing, LLC through acquisitions of incremental interests, and the other interest holders have the right to put to MDC the same incremental interests up to 100% in 2015. Effective January 1, 2014, MDC acquired an additional 4.0%.
(26)	Effective April 1, 2012, MDC increased its ownership interest in Communifx Partners to 100%. In addition, MDC has merged the operations into Source Marketing, LLC.
(27)	MDC has the right to increase its ownership in TargetCast LLC through acquisitions of incremental interests. In February of 2014, MDC increased its ownership to 100%.
(28)	MDC has the right to increase its ownership interest in Trade X Partners LLC through acquisitions of incremental interests up to 100% in 2015.

Financial Information Relating to Business Segments and Geographic Regions

For financial information relating to the Company’s Marketing Communications Businesses and the geographic regions the businesses operate within, refer to Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in this Annual Report and to “Item 7. Management’s Discussion and Analysis” for further discussion.

Competition

In the competitive, highly fragmented marketing and communications industry, the Company’s operating companies compete for business with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA, Dentsu Inc., and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s operating companies also faces competition from numerous independent agencies that operate in multiple markets. MDC’s operating companies must compete with these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with disruptive marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among the entrepreneurial operating companies through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs by crafting custom integrated solutions.

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

Industry Trends

Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services and database marketing and analytics are consuming a growing portion of marketing dollars. The Company believes this is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, strategic communications and public relations, etc). The notion of a mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a customized message and/or different, often non- traditional, channels of communication and connection to their e-commerce capabilities. Global marketers now demand breakthrough and integrated creative ideas, and no longer require traditional brick-and-mortar communications partners in every market to optimize the effectiveness of their marketing efforts. Combined with the fragmentation of the media landscape, these factors provide new opportunities for small to mid-sized communications companies like those in the MDC network. In addition, marketers now require ever greater speed-to-market to drive financial returns on their marketing and media investment, causing them to turn to more nimble, entrepreneurial and collaborative communications firms like MDC Partners.

There are several recent economic and industry trends that affect or may be expected to affect the Company’s results of operations. For example, the rapid increase in the amount of revenue attributable to digital offerings is indicative of the changing needs of clients and the evolving competitive landscape. Changes in the way consumers interact with media due to increased use of the Internet, and adoption of smartphones and tablets, has led to increased demand for digital offerings, which we expect could have a positive impact on our results of operation.

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

Over the last several years, client procurement departments have begun to focus on marketing services company fees to ensure efficiency of the investment the client is making in marketing. This has led to a more competitive pricing environment and increased efforts on delivering and measuring proper value for the fees received from clients. We have invested in resources to work with client procurement departments to ensure that we are able to deliver against client goals in a mutually beneficial way. For example, we have explored new compensation models, such as performance-based incentive payments and equity, in order to meet to greater align our success with our clients. These incentive payments may offset negative pricing pressure from client procurement departments.

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

During 2013, 2012 and 2011, the Company’s largest client, Sprint, accounted for approximately 5%, 5% and 6% of revenues, respectively. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 28%, 26% and 29% of 2013, 2012 and 2011 revenues, respectively.

Employees

As of December 31, 2013, MDC and its subsidiaries had the following number of employees within its reportable segments:

Segment	Total
Strategic Marketing Services	3,602
Performance Marketing Services	3,561
Corporate	55
Total	7,218

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

Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009 and 2010. In 2011 through 2013, the United States experienced modest economic growth, but the pace of the global economic recovery is uneven and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position in 2014.

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

We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to the WF Credit Agreement or the 6.75% Notes, or reduced liquidity. Our 10 largest clients (measured by revenue generated) accounted for 28% of revenue in 2013.

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

While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions or experienced senior management changes. From year to year, the identities of MDC’s 10 largest customers may change, as a result of client losses and additions and other factors. To the extent that the Company fails to maintain existing clients or attract new clients, MDC’s business, financial condition and operating results may be affected in a materially adverse manner.

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

The Company is currently in compliance with all of the terms and conditions of the WF Credit Agreement. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the WF Credit Agreement, or if MDC was prevented from accessing such lines of credit due to other restrictions such as those in the indenture governing the 6.75% Notes, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments would be materially adversely affected.

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

The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are re-measured each quarter. At December 31, 2013, these aggregate liabilities were $153.9 million, of which $53.0 million, $42.6 million, $36.0 million and $22.3 million would be payable in 2014, 2015, 2016 and thereafter, respectively.

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

The Company recorded $148.5 million on its December 31, 2013 balance sheet as Redeemable Noncontrolling Interests for its estimated obligations in respect of minority shareholder put and call rights based on the current performance of the subsidiaries, $17.8 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of Redeemable Noncontrolling Interests attributable to put or call rights exercisable only upon termination of employment or death. No obligation is recorded on the balance sheet for minority interests for which the Company has a call right but the minority holder has no put right.

Payments to be made by the Company in respect of deferred acquisition consideration and minority shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2013. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and minority share interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar minority share interests to managers of its subsidiaries unrelated to acquisitions.

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

Our expenses have, in recent periods, increased at a greater rate than revenues, which in part reflects both the increase in expenses for deferred acquisition consideration and from our investment in headcount for certain growth initiatives. Should our acquisitions continue to outperform current expectations, expenses for deferred acquisition consideration could increase as well in future periods. If our growth initiatives do not provide sufficient revenue to offset the incremental costs in future periods, profits could be reduced and severance expense could be incurred in order to return to targeted profit margins over time.

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

MDC’s business could be adversely affected if it loses key clients or executives.

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

The indenture governing the 6.75% Notes and the WF Credit Agreement governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.

The indenture governing the 6.75% Notes and the WF Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. The WF Credit Agreement is subject to various additional covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, and a minimum EBITDA level (as defined). Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 6.75% Notes.

As of December 31, 2013, MDC had $665.1 million inclusive of original issue premium of indebtedness. In addition, we expect to make additional drawings under the WF Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

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

•	make it more difficult for us to satisfy our obligations with respect to the 6.75% Notes;
•	make it difficult for us to meet our obligations with respect to our contingent deferred acquisition payments;
•	limit our ability to increase our ownership stake in our Partner firms;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other activities;
•	limit our flexibility in planning for, or reacting to, changes in our business and the advertising industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, particularly in concert with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds or take other actions.

Despite our current debt levels, we may be able to incur substantially more indebtedness, which could further increase the risks associated with our leverage.

We may incur substantial additional indebtedness in the future. The terms of our Credit Agreement and the indenture governing the 6.75% Notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. If we or our subsidiaries incur additional indebtedness, the related risks that we face could increase.

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

The declaration and payment of dividends on our common stock is at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 6.75% Notes, future earnings, capital requirements, our general financial condition and general business conditions. MDC’s practice is to pay dividends only out of excess free cash flow from operations, and in the event that worsening economic conditions, disruptions in the credit markets or other factors have a significant effect on our liquidity, MDC’s board of directors could decide to reduce or suspend dividend payments in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Class A Subordinate Voting Shares

The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is the Toronto Stock Exchange (symbol: “MDZ.A”). As of March 1, 2013, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 2,800. All share amounts and share prices have been adjusted for the Company’s 3 for 2 stock split, which was effective November 29, 2013. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ and The Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2013 and 2012, are as follows:

Nasdaq

Quarter Ended	High	Low
	($ per Share)
March 31, 2012	9.67	7.40
June 30, 2012	7.67	6.16
September 30, 2012	8.57	6.16
December 31, 2012	8.60	6.23
March 31, 2013	10.78	7.75
June 30, 2013	12.55	9.52
September 30, 2013	18.65	12.48
December 31, 2013	25.51	18.41

The Toronto Stock Exchange

Quarter Ended	High	Low
	(C$ per Share)
March 31, 2012	9.66	7.51
June 30, 2012	7.69	6.19
September 30, 2012	8.17	6.13
December 31, 2012	8.33	6.33
March 31, 2013	10.89	7.70
June 30, 2013	12.73	9.71
September 30, 2013	19.22	12.67
December 31, 2013	27.30	18.83

As of February 25, 2014, the last reported sale price of the Class A subordinate voting shares was $22.70 on NASDAQ and C$25.06 on the Toronto Stock Exchange.

Dividend Practice

In 2013, MDC’s board of directors declared the following dividends: a $0.19 per share semi-annual dividend to all shareholders of record as of the close of business on May 10, 2013; a $0.11 per share quarterly dividend to all shareholders of record as of the close of business on August 6, 2013; and a $0.16 per share quarterly dividend to all shareholders of record as of the close of business on November 7, 2013. MDC’s practice is to pay dividends only out of excess free cash flow from operations. MDC is further limited in the extent to which we are able to pay dividends under our Credit Agreement and the indenture governing the 6.75% Notes. The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 6.75% Notes, future earnings, capital requirements, our general financial condition and general business conditions.

In 2012, MDC’s board of directors declared the following dividends: a $0.19 per share semi-annual dividend to all shareholders of record as of the close of business on May 8, 2012; and a $0.19 per share semi-annual dividend to all shareholders of record as of the close of business on December 20, 2012.

In 2011, MDC’s board of directors declared the following dividends: a $0.09 per share quarterly dividend to all shareholders of record as of the close of business on March 17, 2011; a $0.09 per share dividend quarterly to all shareholders of record as of the close of business on May 16, 2011; a $0.09 per share quarterly dividend to all shareholders of record as of the close of business on August 17, 2011; a $0.09 per share quarterly dividend to all shareholders of record as of the close of business on October 28, 2011; and a $0.09 per share quarterly dividend to all shareholders of record as of the close of business on February 15, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2013.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	112,500	$6.03	1,434,554
Not approved by stockholders:
None	—	—	—

On May 26, 2005, the Company’s shareholders’ approved the 2005 Stock Incentive Plan, which provides for the issuance of three million Class A shares. On June 2, 2009 and June 1, 2007, the Company’s shareholders approved amendments to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to 6.75 million Class A shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3 million Class A shares.

See also Note 12 of the Notes to the Consolidated Financial Statements included herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 15, 2013, the Company issued an additional $110 million principal amount of 6.75% Senior Notes to various institutional investors in a private offering exempt from registration in reliance on Rule 144A and Regulation S under the Securities Act. We received net proceeds from the offering of approximately $110.9 million, and we used the proceeds for general corporate purposes.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities:

Shares — Class A subordinate voting shares

For the twelve months ended December 31, 2013, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and Indenture governing the 6.75% Notes, the Company is currently limited from repurchasing its shares in the open market.

During 2013, the Company’s employees surrendered 595,448 Class A shares valued at approximately $13.8 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2013.

In October 2013, the Company settled the exercise of 2,786,002 Stock Appreciation Rights by management in exchange for cash, resulting in a stock based compensation charge of $78 million.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,148,881	$1,063,265	$934,288	$686,167	$534,012
Operating profit (loss)	$(31,992)	$(15,926)	$10,481	$30,155	$21,554
Loss from continuing operations	$(131,018)	$(71,895)	$(74,163)	$(1,556)	$(10,683)
Stock-based compensation included in income (loss) from continuing operations	$100,405	$32,197	$23,657	$16,507	$15,444
Loss per Share
Basic
Continuing operations attributable to MDC Partners Inc. common shareholders	$(2.92)	$(1.71)	$(1.89)	$(0.29)	$(0.40)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(2.92)	$(1.71)	$(1.89)	$(0.29)	$(0.40)
Cash dividends declared per share	$0.46	$0.38	$0.45	$0.23	$—
Financial Position Data
Total assets	$1,425,227	$1,344,945	$1,055,745	$914,348	$604,519
Total debt	$665,128	$431,703	$385,174	$286,216	$217,946
Redeemable noncontrolling interests	$148,534	$117,953	$107,432	$77,560	$33,728
Deferred acquisition consideration	$153,913	$196,446	$137,223	$107,991	$30,645
Fixed charge coverage ratio	N/A	N/A	N/A	N/A	N/A
Fixed charge deficiency	$131,829	$61,687	$28,057	$1,949	1,941

Several significant factors that should be considered when comparing the annual results shown above are as follows:

Year Ended December 31, 2013

During 2013, the Company completed an acquisition and a number of transactions. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.

On March 20, 3013, the Company issued and sold $550 million aggregate principal amount 6.75% Notes due 2020 (the “6.75% Notes”). The 6.75% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure MDC’s senior secured revolving credit agreement (the “Credit Agreement”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes. In addition, the Company entered into an amended and restated, $225 million senior secured revolving credit agreement due 2018.

In November 2013, stock-based compensation included a charge of $78.0 million relating to the cash settlement of the outstanding Stock Appreciation Rights (“SAR’s”).

On November 15, 2013, the Company issued an additional $110 million aggregate principal amount of its 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes.

During 2013, the Company discontinued two subsidiaries and an operating division. All periods reflect these discontinued operations. See Note 10 of the Notes to the Consolidated Financial Statements included herein.

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

Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2010 to 2013 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” in the Notes to the Consolidated Financial Statements.

Foreign Exchange Fluctuation.  Our financial results and competitive position are affected by fluctuations in the exchange rate between the US dollar and non-US dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”

Seasonality.  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Fourth Quarter Results.  Revenues for the fourth quarter of 2013 increased to $307.1 million, compared to 2012 fourth quarter revenues of $292.6 million. The increase consisted of organic growth of $14.5 million, acquisition revenue of $2.2 million and a decrease of $2.3 million due to foreign currency fluctuations. The Strategic Marketing Services segment had revenue growth of $17.7 million in 2013, of which $18.7 million was organic, offset by a decrease of $1.0 million due to foreign currency fluctuations. The Performance Marketing Services segment had decreased revenue of $3.3 million in 2013, of which $4.1 million was an organic decline and $1.4 million related to foreign currency fluctuations, offset by $2.2 million of acquisition related revenue. Operating results for the fourth quarter of 2013 resulted in a loss of $71.6 million, compared to a loss of $6.9 million in 2012. The decrease in operating profits was primarily related to two compensation related items: a stock based compensation charge of $55.8 million relating to the Company’s settlement of its outstanding SAR’s in cash, and a one-time bonus to the Company’s CEO of $9.6 million for the Company’s stock price hitting certain targets. These decreases were offset in part by the increase in revenue. Loss from continuing operations for the fourth quarter of 2013 was $91.8 million, compared to $21.9 million in 2012. Other expense net increased to expense of $4.6 million in 2013, compared to income of $0.4 million in 2012 due to unrealized losses due to foreign currency fluctuations. Interest expense was lower in 2013 by $0.3 million, income tax expense was also higher by $0.3 million and equity in earnings of affiliates was $0.1 million in 2013, compared to $0.2 million in 2012. Interest expense decreased due to the Company’s refinancing of its outstanding indebtedness, in which the Company issued 6.75% Notes and redeemed all of its outstanding 11% Notes.

Summary of Key Transactions

Year Ended December 31, 2013

On March 20, 3013, the Company issued and sold $550 million aggregate principal amount 6.75% Notes. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used the net proceeds to redeem all of the existing 11% Senior Notes due 2016, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes. In addition, the Company entered into an amended and restated $225 million senior secured revolving credit agreement due 2018.

On November 15, 2013, the Company issued an additional $110 million aggregate principal amount of its 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $111.9 million, which included an original issue premium of $4.1 million, and underwriter fees of $2.2 million. The Company used the net proceeds of the offering for general corporate purposes.

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

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$805,439	$343,442	$—	$1,148,881
Cost of services sold	510,014	244,480	—	754,494
Office and general expenses	186,369	73,696	126,714	386,779
Depreciation and amortization	23,720	14,486	1,394	39,600
Operating profit (loss)	85,336	10,780	(128,108)	(31,992)
Other income (expense):
Other income, net				2,531
Foreign exchange loss				(5,537)
Interest expense, finance charges, and loss on redemption of notes, net				(100,592)
Loss from continuing operations before income taxes, equity in affiliates				(135,590)
Income tax recovery				(4,291)
Loss from continuing operations before equity in affiliates				(131,299)
Equity in earnings of non-consolidated affiliates				281
Loss from continuing operations				(131,018)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(11,384)
Net loss				(142,402)
Net income attributable to non-controlling interests	(4,889)	(1,572)	—	(6,461)
Net loss attributable to MDC Partners Inc.				$(148,863)
Stock based compensation	$7,249	$3,425	$89,731	$100,405

	For the Year Ended December 31, 2012
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$719,364	$343,901	$—	$1,063,265
Cost of services sold	479,060	254,740	—	733,800
Office and general expenses	188,954	71,798	38,847	299,599
Depreciation and amortization	27,260	17,190	1,342	45,792
Operating profit (loss)	24,090	173	(40,189)	(15,926)
Other income (expense):
Other income, net				117
Foreign exchange loss				(976)
Interest expense and finance charges, net				(46,190)
Loss from continuing operations before income taxes, equity in affiliates				(62,975)
Income tax expense				9,553
Loss from continuing operations before equity in affiliates				(72,528)
Equity in earnings of non-consolidated affiliates				633
Loss from continuing operations				(71,895)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,681)
Net loss				(78,576)
Net income attributable to non-controlling interests	(5,167)	(1,696)	—	(6,863)
Net loss attributable to MDC Partners Inc.				$(85,439)
Stock based compensation	$9,186	$8,227	$14,784	$32,197

	For the Year Ended December 31, 2011
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$608,022	$326,266	$—	$934,288
Cost of services sold	425,316	241,402	—	666,718
Office and general expenses	137,824	44,172	35,432	217,428
Depreciation and amortization	22,378	16,457	826	39,661
Operating profit (loss)	22,504	24,235	(36,258)	10,481
Other income (expense):
Other income, net				116
Foreign exchange loss				(1,677)
Interest expense and finance charges, net				(41,561)
Loss from continuing operations before income taxes, equity in affiliates				(32,641)
Income tax expense				41,735
Loss from continuing operations before equity in affiliates				(74,376)
Equity in earnings of non-consolidated affiliates				213
Loss from continuing operations				(74,163)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,082)
Net loss				(76,245)
Net income attributable to non-controlling interests	(6,414)	(2,015)	—	(8,429)
Net loss attributable to MDC Partners Inc.				$(84,674)
Stock based compensation	$5,149	$3,695	$14,813	$23,657

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue was $1.15 billion for the year ended 2013, representing an increase of $85.6 million, or 8.1%, compared to revenue of $1.06 billion for the year ended 2012. This increase relates primarily to an increase in organic revenue of $88.5 million and acquisition growth of $2.6 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2013, resulted in a decrease of $5.4 million.

Operating loss for the year ended 2013 was $32.0 million, compared to a loss of $15.9 million in 2012. Operating profit increased by $61.2 million in the Strategic Marketing Services segment and by $10.6 million in the Performance Marketing Services segment. Corporate operating expenses increased by $87.9 million in 2013.

Loss from continuing operations was a loss of $131.0 million in 2013, compared to a loss of $71.9 million in 2012. This increase in loss of $59.1 million was primarily attributable to a decrease in operating profits of $16.1 million (primarily due to an increase in stock based compensation of $68.2 million), and an increase in net interest expense equal to $54.4 million, offset by a decrease in tax expense of $13.8 million. The increase in net interest expense was primarily due to the Company’s redemption of its 11% Notes in March 2013 and related premium, fees and expenses of $55.6 million. These amounts were also impacted by an increase in foreign exchange losses of $4.6 million in 2013 and an increase in other income, net of $2.4 million.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $1.15 billion in the aggregate in 2013, compared to $1.06 million in 2012, representing a year-over-year increase of 8.1%.

The components of the revenue for 2013 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2012	$1,063,265
Acquisition	2,572	0.3%
Organic	88,479	8.3%
Foreign exchange impact	(5,435)	(0.5)%
Year ended December 31, 2013	$1,148,881	8.1%

The geographic mix in revenues was relatively consistent between 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	82%	81%
Canada	12%	14%
Europe and other	6%	5%

The operating profit of the Marketing Communications Group increased by $71.9 million to $96.1 million from $24.3 million. Operating margins increased by 6.1% and were 8.4% for 2013, compared to 2.3% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and decreases in direct costs, office and general expenses, and depreciation and amortization. Total staff costs were consistent at approximately 59%. Direct costs (excluding staff costs) decreased as a percentage of revenues from 16.8% in 2012, to 13.4% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 24.5% in 2012, to 22.6% in 2013. This decrease was primarily due to a reduction of $17.1 million in expense relating to estimated deferred acquisition consideration and the increase in revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 4.2% in 2012 to 3.3% in 2013.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2013 were $805.4 million, compared to $719.4 million in 2012. The year-over-year increase of $86.1 million, or 12.0%, was attributable primarily to organic growth of $91.4 million or 12.7%; these increases were offset by a foreign exchange translation decrease due to the strengthening of the US dollar compared to the Canadian dollar. This organic revenue growth was driven by net new business wins.

The operating profit of Strategic Marketing Services increased by $61.2 million from $24.1 million in 2012 to $85.3 million in 2013. Operating margins increased from 3.4% in 2012 to 10.6% in 2013. The increase in operating profits and operating margins were primarily due to increases in revenues and decreases in direct costs, office and general costs and depreciation and amortization. Total staff costs were relatively consistent at 60%. Direct costs (excluding staff labor) decreased as a percentage of revenue from 13.2% 2012 to 8.8% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 26.3% in 2012 to 23.1% in 2013. The decrease was due to a reduction of $11.8 million in expense relating to estimated deferred acquisition consideration and the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 3.8% in 2012 to 2.9% in 2013.

Performance Marketing Services

Performance Marketing Services generated revenues of $343.4 million for 2013, a decrease of $0.5 million, or 0.1%, compared to revenues of $343.9 million in 2012. The year-over-year decrease was attributable primarily to an organic decline of $2.9 million offset by an increase in acquisition growth of $5.8 million, and a foreign translation decrease of $3.3 million. This organic revenue decline was driven by net new business wins offset by larger reductions of client spending amounts.

The operating profit of Performance Marketing Services increased by $10.6 million, from $0.2 million in 2012 to $10.8 million in 2013. Operating margins increased from 0.1% in 2012 to 3.1% in 2013. The increase in operating profits and operating margins were primarily due to decreases in staff costs, direct costs (excluding staff labor) and depreciation and amortization. Total staff costs decreased from 58.3% in 2012 to 57.4% in 2013. Direct costs decreased from 24.2% in 2012 to 23.9% in 2013 due to decreased pass-through costs incurred on the clients’ behalf during 2013 where the agency was acting as principal versus agent for certain client contracts. Office and general costs increased from 20.9% in 2012 to 21.5% in 2013 on relatively flat revenue. Depreciation and amortization decreased from 5.0% in 2012 to 4.2% in 2013.

Corporate

Operating costs related to the Company’s Corporate operations increased by $87.9 million to $128.1 million in 2013, compared to $40.2 million in 2012. This increase was primarily related to increased compensation and related costs of $89.0 million. The increase in compensation and related costs is due to the Company’s settlement of its SAR’s in cash resulting in a stock based compensation charge of $78.0 million and a one-time bonus payment of $9.6 million to our CEO for the Company’s stock price achieving specified targets. Increases in benefits and severance costs accounted for the remaining increase. Additional advertising and promotion costs, occupancy, travel and entertainment, professional fees, and other administrative costs were offset by the repayment in full of a previously fully reserved loan by the Company’s CEO of $5.3 million.

Other Income, Net

Other income, net, increased by $2.4 million from income of $0.1 million in 2012 to income of $2.5 million in 2013. The increase was primarily related to a distribution received in excess of the assets carrying value of $3.1 million.

Foreign Exchange

The foreign exchange loss was $5.5 million for 2013, compared to a loss of $1.0 million recorded in 2012. This unrealized loss was due primarily to the fluctuation in the US dollar during 2013 and 2012 compared to the Canadian dollar relating to the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Interest Expense and Finance Charges, Net

Interest expense and finance charges, net for 2013 was $100.6 million, an increase of $54.4 million over the $46.2 million of interest expense and finance charges, net incurred during 2012. This increase was due to the loss paid on the redemption of the Company’s 11% Notes of $55.6 million, offset in part by lower borrowing costs related to the 6.75% Notes issued to replace those notes.

Income Tax Expense

Income tax expense in 2012 was $9.6 million compared to a benefit of $4.3 million for 2013. The Company’s effective rate was substantially lower than the statutory rate in 2013, primarily due to nondeductible stock-based compensation, an increase in the valuation allowance, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2012 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. In 2013, the Company recorded income of $0.3 million compared to income of $0.6 million in 2012.

Noncontrolling Interests

The effects of noncontrolling interest was $6.5 million for 2013, a decrease of $0.4 million from the $6.9 million during 2012. The decrease relates to step-up transactions of entities the Company does not own 100% in both the Strategic Marketing Services and Performance Marketing Service segments.

Discontinued Operations

The loss net of taxes from discontinued operations for 2013 was $11.4 million and $6.7 million in 2012.

Net Loss Attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2013 was $148.9 million or a loss of $3.16 per diluted share, compared to a net loss of $85.4 million or $1.85 per diluted share reported for 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue was $1.06 billion for the year ended 2012, representing an increase of $129.0 million, or 13.8%, compared to revenue of $934.3 million for the year ended 2011. This increase relates primarily to acquisition growth of $54.2 million and an increase in organic revenue of $77.3 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the year ended December 31, 2012, resulted in a decrease of $2.5 million.

Operating loss for the year ended 2012 was $15.9 million, compared to operating profits of $10.5 million in 2011. Operating profit decreased by $24.1 million in the Performance Marketing Services segment, and was offset by an increase of $1.6 million in the Strategic Marketing Services segment. Corporate operating expenses increased by $3.9 million in 2012.

Loss from continuing operations was a loss of $71.9 million in 2012, compared to a loss of $74.2 million in 2011. This increase in loss of $2.3 million was primarily attributable to a decrease in operating profits of

$26.4 million resulting from an increase in deferred acquisition consideration of $40.2 million, offset by the increase in revenue and an increase in net interest expense equal to $4.6 million, offset by the decrease in tax expense of $32.2 million. The increase in net interest expense was primarily due to higher outstanding borrowing under the WF Credit Agreement and the Company’s outstanding 11% notes. These amounts were impacted by a decrease in foreign exchange losses of $0.7 million in 2012 and an increase in equity in earnings of non-consolidated affiliates of $0.4 million.

Marketing Communications Group

Revenues attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $1.06 billion in the aggregate in 2012, compared to $934.3 million in 2011, representing a year-over-year increase of 13.8%.

The components of the revenue for 2012 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2011	$934,288
Acquisition	54,198	5.8%
Organic	77,293	8.3%
Foreign exchange impact	(2,514)	(0.3)%
Year ended December 31, 2012	$1,063,265	13.8%

The geographic mix in revenues was relatively consistent between 2012 and 2011 and is demonstrated in the following table:

	2012	2011
US	81%	80%
Canada	14%	16%
Europe and other	5%	4%

The operating profit of the Marketing Communications Group decreased by approximately 48.1% to $24.3 million in 2012, from $46.7 million in 2011. The decrease in operating profit of $22.4 million was primarily due to an increase in estimated deferred acquisition consideration adjustments of $40.2 million, an increase in stock based compensation of $8.6 million and increased depreciation and amortization of $5.6 million, all due to acquisitions. These amounts were offset by $32.0 million of increased operating profits driven by the increase in revenue following the Company’s strategic investment spending in 2011. Operating margins decreased to 2.3% for 2012, compared to 5.0% for 2011. This decrease in operating margin was primarily related to an increase in office and general expenses as a percentage of revenue from 19.5% in 2011, to 24.5% in 2012. This increase was primarily due to estimated deferred acquisition consideration adjustments as a percentage of revenue which increased to 5.0% in 2012 compared to 1.4% in 2011. In addition, total staff costs increased as a percentage of revenue from 55.2% in 2011, to 59.3% in 2012. Offsetting these increases was a decrease in reimbursed client related direct costs (excluding staff costs) as a percentage of revenue from 22.8% in 2011, to 16.8% in 2012.

Marketing Communications Businesses

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in 2012 were $719.4 million, compared to $608.0 million in 2011. The year-over-year increase of $111.4 million, or 18.3%, was attributable primarily to organic growth of $74.3 million or 12.2%; and acquisition growth of $38.6 million or 6.4%; these increases were offset by a foreign exchange translation decrease of $1.6 million due to the strengthening of the US dollar compared to the Canadian dollar. This organic revenue growth was driven by net new business wins.

The operating profit of Strategic Marketing Services increased by $1.6 million to $24.1 million in 2012, from $22.5 million in 2011. Operating margins decreased to 3.3% in 2012 from 3.7% in 2011. The increase in operating profit is primarily related to the increase in revenue. This increase was offset by an increase in estimated deferred acquisition consideration adjustments of $24.3 million, increased depreciation and amortization of $4.9 million due to acquisitions, and an increase in stock based compensation of $4.0 million. The decrease in operating margin was primarily related to an increase in office and general expenses as a percentage of revenue from 22.7% in 2011 to 26.3% in 2012 due to the increased estimated deferred acquisition consideration adjustments of 6.6% in 2012 compared to 3.9% in 2011. In addition, total staff costs as a percentage of revenue increased from 56.2% in 2011 to 59.8% in 2012. Depreciation and amortization increased as a percentage of revenue from 3.7% during 2011 to 3.8% during 2012. Offsetting this decrease in margins was a decrease in direct costs (excluding staff costs) as a percentage of revenues from 20.1% of revenue in 2011, to 13.2% of revenue in 2012.

Performance Marketing Services

Performance Marketing Services generated revenues of $343.9 million for 2012, an increase of $17.6 million, or 5.4%, compared to revenues of $326.3 million in 2011. The year-over-year increase was attributable primarily to acquisition growth of $15.6 million, organic revenue growth of $2.0 million, and a foreign translation decrease of $0.9 million. This organic revenue growth was driven by net new business wins.

The operating profit of Performance Marketing Services decreased by $24.0 million to $0.2 million in 2012, from an operating profit of $24.2 million in 2011. Operating margins decreased from 7.4% in 2011 compared to an operating margin of 0.1% in 2012. The decrease in operating profit was primarily due to an increase in estimated deferred acquisition consideration adjustments of $15.9 million and increased stock based compensation of $4.5 million. This decrease was offset in part by increased revenue. The decrease in operating margin in 2012 was due primarily to an increase in total staff costs as a percentage of revenue from 53.5% in 2011 to 58.3% in 2012. Office and general expenses as a percentage of revenue increased from 13.5% in 2011 to 20.9% in 2012 due to an increase in estimated deferred acquisition consideration adjustments as a percentage of revenue of 1.6% in 2012 from a positive net adjustment of 3.2% in 2011, and an increase in stock based compensation expense of $4.5 million. Offsetting these increases was a decrease in direct costs (excluding staff costs) as a percentage of revenue from 27.9% in 2011 to 24.2% in 2012.

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

Interest Expense and Finance Charges, Net

Interest expense and finance charges, net for 2012 was $46.2 million, an increase of $4.6 million over the $41.6 million of interest expense and finance charges, net incurred during 2011. Interest expense and finance charges increased $4.6 million in 2012 due to the additional borrowings under the Company’s WF Credit Agreement throughout 2012 and an additional $80 million 11% notes issued in December 2012. Interest income in 2012 was consistent at $0.2 million.

Income Tax Expense

Income tax expense in 2012 was $9.6 million compared to $41.7 million for 2011. The Company’s effective tax rate was substantially higher than the statutory rate in 2012 and 2011 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.

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

Noncontrolling Interests

Noncontrolling interest expense was $6.8 million for 2012, a decrease of $1.6 million from the $8.4 million of noncontrolling interest expense incurred during 2011. The decrease relates to step-up transactions of entities the Company does not own 100%, both the Strategic Marketing Services and Performance Marketing Service segments.

Discontinued Operations

The loss net of taxes from discontinued operations for 2012 was $6.7 million and $2.1 million in 2011.

Net Loss Attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2012 was $85.4 million or loss of $1.85 per diluted share, compared to a net loss of $84.7 million or $1.94 per diluted share reported for 2011.

Liquidity and Capital Resources

The following table provides information about the Company’s liquidity position:

Liquidity	2013	2012	2011
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$102,007	$60,330	$8,096
Working capital (deficit)	$(189,815)	$(226,682)	$(127,888)
Cash from operating activities	$59,299	$76,304	$4,548
Cash from (used in) investing activities	$(30,124)	$7,811	$(30,436)
Cash from (used in) financing activities	$10,492	$(31,858)	$23,299
Ratio of long-term debt to shareholders’ deficit	(2.40)	(5.09)	(29.76)

As of December 31, 2013, 2012 and 2011, $0.7 million, $2.5 million and $0.9 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the WF Credit Agreement by using available cash.

Working Capital

At December 31, 2013, the Company had a working capital deficit of $189.8 million, compared to a deficit of $226.7 million at December 31, 2012. Working capital deficit decreased by $36.9 million primarily related to a $51.3 million decrease in short term deferred acquisition consideration. The decrease was primarily due to timing in the amounts collected from clients, and when paid to suppliers, primarily media outlets. At December 31, 2013 and 2012, the Company had no borrowings under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2013, 2012 and 2011, the Company made distributions to these noncontrolling interest holders of $5.5 million, $7.7 million and $12.3 million, respectively. At December 31, 2013, $5.2 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company expects that available borrowings under its Credit Agreement, together with cash flows from operations and other initiatives, will be sufficient over the next twelve months to adequately fund working capital deficits should there be a need to do so from time to time, as well as all of the Company’s obligations including put options and capital expenditures.

Operating Activities

Cash flows provided by continuing operations for 2013 was $62.1 million. This was attributable primarily to a loss on the redemption of notes of $50.4 million, plus non-cash stock based compensation of $22.5 million, depreciation and amortization of $47.4 million, and adjustments to deferred acquisition consideration of $36.1 million, an increase in accounts payable, accruals and other current liabilities of $29.2 million, a decrease in accounts receivable of $17.6 million, an increase in advanced billings of $17.6 million and foreign exchange of $3.1 million. This was partially offset by a loss from continuing operations of $131.0 million, other non-current assets and liabilities of $9.8 million, an increase in prepaid expenses and other current assets of $7.8 million, deferred income tax of $5.4 million, an increase in expenditures billable to clients of $4.4 million, and distributions in excess of carrying value of $3.1 million. Discontinued operations used cash of $2.8 million.

Cash flows provided by continuing operations for 2012 was $80.9 million. This was attributable primarily to a loss from continuing operations of $71.9 million, plus non-cash stock based compensation of $32.2 million, depreciation and amortization of $48.0 million, and adjustments to deferred acquisition consideration of $53.3 million, an increase in accounts payable accruals and other current liabilities of $66.1 million, deferred income taxes of $8.4 million, an increase in advanced billings of $1.7 million and foreign exchange of $0.9 million. This was partially offset by an increase in accounts receivable of $29.9 million, an increase in expenditures billable to clients of $17.2 million, other non-current assets and liabilities of $7.9 million, an increase in prepaid expenses and other current assets of $2.2 million and earnings of non-consolidated affiliates of $0.6 million. Discontinued operations used cash of $4.6 million.

Cash flows provided by continuing operations for 2011 was $5.3 million. This was attributable primarily to a loss from continuing operations of $74.2 million, plus non-cash stock based compensation of $23.7 million, depreciation and amortization of $41.8 million, a decrease in expenditures billable to clients of $15.3 million, deferred income taxes of $40.3 million, and adjustments to deferred acquisition consideration of $13.5 million. This was partially offset by a decrease in advance billings of $32.5 million, increases in accounts receivable of $10.9 million, other non-current assets and liabilities of $2.0 million, a decrease in accounts payable, accruals and other liabilities of $9.6 million, and an increase in prepaid expenses and other current assets of $0.7 million. Discontinued operations used cash of $0.7 million.

Investing Activities

Cash flows used by investing activities were $30.1 million for 2013, compared with cash flows provided by investing activities of $7.8 million for 2012, and cash flows used by investing activities of $30.4 million in 2011.

In the year ended December 31, 2013, capital expenditures totaled $19.5 million, of which $12.2 million was incurred by the Strategic Marketing Services segment, $5.2 million was incurred by the Performance Marketing Services segment, and $2.1 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements.

In the year ended December 31, 2013, the Company paid $11.9 million, net of cash acquired for acquisitions and $2.7 million for other investments. These outflows were offset by $3.8 million of profit distributions from affiliates, and $0.2 million of proceeds from the sale of assets.

Cash provided by acquisitions during 2012 was $30.9 million, $26.6 million related to acquisition payments, offset by $57.5 million of cash acquired. The Company also used cash of $2.2 million for other investments.

Expenditures for capital assets in 2012 were equal to $20.3 million. Of this amount, $11.5 million was incurred by the Strategic Marketing Services segment, $8.4 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.4 million related to the purchase of Corporate assets. These outflows were offset by $1.3 million in profit distributions.

Cash used in acquisitions during 2011 was $6.8 million, $42.5 million related to acquisition payments, reduced by $35.8 million of media cash acquired, and $0.1 million related to deferred payments for acquisitions that closed prior to January 1, 2009. The Company used cash of $4.2 million for other investments.

Expenditures for capital assets in 2011 were equal to $23.3 million. Of this amount, $11.7 million was incurred by the Strategic Marketing Services segment, $4.7 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $6.9 million related to the purchase of Corporate assets. These outflows were offset by $4.6 million in profit distributions.

In 2013, discontinued operations used minimal cash relating to expenditures for capital assets. In 2012 and 2011, discontinued operations used cash of $2.1 million and $0.7 million relating to investing activities.

Financing Activities

During the year ended December 31, 2013, cash flows used in financing activities amounted to $10.5 million, and consisted of $119.6 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $13.8 million, distributions to noncontrolling partners of $5.5 million, payment of dividends of $22.0 million and repayments of long term debt of $2.0 million, offset by proceeds from the issuance of the 6.75% Notes of $664.1 million, which in turn was offset by the repayment of the 11% Notes of $425.0 million, and premium paid on redemption of notes of $50.4 million, deferred financing costs of $20.8 million, and bank overdrafts of $4.9 million.

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

On November 15, 2013, the Company issued an additional $110 million aggregate principal amount of its 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $111.9 million, which included an original issue premium of $4.1 million, and underwriter fees of $2.2 million. The Company used the net proceeds of the offering for general corporate purposes.

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

Debt excluding the premium on the notes as December 31, 2013 was $661.1 million, an increase of $229.4 million, compared with $431.7 million outstanding at December 31, 2012. This increase in debt was a result of the Company’s issuance of its 6.75% Notes offset by the repayment of its 11% Notes. At December 31, 2013, approximately $220.1 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2013, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

December 31, 2013
Total Senior Leverage Ratio	(0.47)
Maximum per covenant	2.00
Total Leverage Ratio	3.41
Maximum per covenant	5.50
Fixed Charges Ratio	3.11
Minimum per covenant	1.00
Earnings before interest, taxes, depreciation and amortization	$170.3 million
Minimum per covenant	$105 million

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

Disclosure of Contractual Obligations and Other Commercial Commitments

The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2013 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$660,120	$40	$80	$—	$660,000
Capital lease obligations	952	427	525	—	—
Operating leases	265,578	41,166	76,340	61,376	86,696
Interest on debt	278,438	44,550	89,100	89,100	55,688
Deferred acquisition consideration	153,913	53,041	78,624	22,248	—
Other Long-term Liabilities	18,947	6,026	5,528	5,173	2,220
Total contractual obligations(1)	$1,377,948	$145,250	$250,197	$177,897	$804,604

(1)	Pension obligations are not included since payments are not known.

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2013:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	$4,884	4,884	—	—	—
Total Other Commercial Commitments	$4,884	$4,884	$—	$—	$—

For further detail on MDC’s long-term debt principal and interest payments, see Note 11 Bank Debt and Long-Term Debt and Convertible Notes and Note 17 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Other-Balance Sheet Commitments” below.

Capital Resources

At December 31, 2013, the Company had only utilized the Credit Agreement in the form of undrawn letters of credit of $4.9 million. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2012 was approximately $322.1 million.

The Company expects to incur approximately $25 million of capital expenditures in 2014. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company continues to spend capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.

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

Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. At December 31, 2013, there was $153.9 million of deferred consideration included in the Company’s balance sheet.

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

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2014 to 2019. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2013, perform over the relevant future periods at their 2013 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $17.8 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.3 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $130.7 million only upon termination of such owner’s employment with the applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the WF Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.1 million of the estimated $17.8 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.7 million that would be attributable to MDC Partners Inc.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2014	2015	2016	2017	2018 & Thereafter	Total
	($ Millions)
Cash	$2.7	$4.2	$3.7	$3.9	$2.0	$16.5
Shares	0.4	0.4	0.5	0.0	0.0	1.3
	$3.1	$4.6	$4.2	$3.9	$2.0	$17.8 (1)
Operating income before depreciation and amortization to be received(2)	$1.8	$1.9	$0.1	$0.9	$0.0	$4.7
Cumulative operating income before depreciation and amortization(3)	$1.8	$3.7	$3.8	$4.7	4.7

(1)	This amount is in addition to put options only exercisable upon termination or death of $130.7 million have been recognized in Redeemable Noncontrolling Interests on the Company balance sheet.
(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2013 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.
(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the company.
(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

Guarantees

Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for several years. Historically, the Company has not made any significant indemnification payments under such agreements and no provision has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.

Transactions With Related Parties

CEO Services Agreement

On April 25, 2007, the Company entered into a new Management Services Agreement (as amended and restated on May 6, 2013, the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Miles Nadal will continue to provide services to the Company as its Chief Executive Officer. The Services Agreement is subject to automatic one-year extensions unless either party gives to the other a 60-day advance written notice of its intention not to renew. Effective January 1, 2013, the annual retainer amount (base salary) under the Services Agreement was increased to $1,750,000, and effective January 1, 2014, the annual retainer amount was increased to $1,850,000.

During 2011, 2012 and 2013 and in accordance with this Services Agreement, Mr. Nadal repaid an amount equal to $0.1 million, $0.5 million and $5.4 million of loans due to the Company. As of April 26, 2013, Mr. Nadal has repaid and satisfied in full the remaining principal balance of all previously outstanding loans made by the Company to Mr. Nadal and his affiliates. After giving effect to this final repayment by Mr. Nadal to the Company, there is currently $0 remaining due and owing to the Company in respect of all prior loans. For further information, see Note 16 Related Party Transactions.

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

During 2013 and 2011, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.2 million and $0.4 million, respectively. Trapeze did not provide any services to MDC nor its partner firms in the three years ended December 31, 2013.

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

Acquisitions, Goodwill and Other Intangibles.  A fair value approach is used in testing goodwill for impairment to determine if an other than temporary impairment has occurred. One approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, comparative market multiples are used. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. As of December 31, 2013, there were no reporting units at risk of failing step one of the Company’s annual goodwill impairment test.

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

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting.

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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving WF Credit Agreement and the 6.75% Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 6.75% Notes. The Company amortizes deferred financing costs using the effective interest method over the life of the 6.75% Notes and straight line over the life of the revolving WF Credit Agreement.

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

Debt Instruments:  At December 31, 2013, the Company’s debt obligations consisted of the 6.75% Notes. This facility bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and, US base rate, at the Company’s option. The 6.75% Notes bear interest at a fixed rate. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. As of December 31, 2013, the Company had no borrowings on the revolving Credit Agreement. Given that there were no borrowings at December 31, 2013, a 1% increase in the weighted average interest rate, which was 4.5% at December 31, 2013, would have no interest impact.

Foreign Exchange:  The Company conducts business in six currencies, the US dollar, the Canadian dollar, the Euro, Jamaican dollar, the British Pound, the Swedish Krona, and the Chinese Renminbi. Our results of operations are subject to risk from the translation to the US dollar of the revenue and expenses of our non-US operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the impact to the Company’s financial statements would be approximately $1.7 million.

Impairment Risk:  At December 31, 2013, the Company had goodwill of $744.3 million and other intangible assets of $56.3 million. The Company will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually, to determine if the Company incurs any declines in the value of our capital investment. While the Company did not experience impairment during the year ended December 31, 2013, the Company may incur impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 10, 2014

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except Share and per Share Amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Services	$1,148,881	$1,063,265	$934,288
Operating Expenses:
Cost of services sold	754,494	733,800	666,718
Office and general expenses	386,779	299,599	217,428
Depreciation and amortization	39,600	45,792	39,661
	1,180,873	1,079,191	923,807
Operating Profit (loss)	(31,992)	(15,926)	10,481
Other Income (Expenses)
Other income	2,531	117	116
Foreign exchange loss	(5,537)	(976)	(1,677)
Interest expense and finance charges	(45,234)	(46,571)	(41,922)
Loss on redemption of Notes	(55,588)	—	—
Interest income	230	381	361
	(103,598)	(47,049)	(43,122)
Loss from continuing operations before income taxes and equity in affiliates	(135,590)	(62,975)	(32,641)
Income tax expense (recovery)	(4,291)	9,553	41,735
Loss from continuing operations before equity in affiliates	(131,299)	(72,528)	(74,376)
Equity in earnings of non-consolidated affiliates	281	633	213
Loss from continuing operations	(131,018)	(71,895)	(74,163)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(11,384)	(6,681)	(2,082)
Net loss	(142,402)	(78,576)	(76,245)
Net income attributable to the non-controlling interests	(6,461)	(6,863)	(8,429)
Net loss attributable to MDC Partners Inc.	$(148,863)	$(85,439)	$(84,674)
Loss Per Common Share:
Basic and diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(2.92)	$(1.71)	$(1.89)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.24)	(0.14)	(0.05)
Net loss attributable to MDC Partners Inc. common shareholders	$(3.16)	$(1.85)	$(1.94)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	47,108,406	46,090,159	43,680,560
Stock based compensation expense is included in the following line items above:
Cost of services sold	$7,222	$4,762	$1,333
Office and general expenses	93,183	27,435	22,324
Total	$100,405	$32,197	$23,657

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2013	2012	2011
Comprehensive Loss
Net loss	$(142,402)	$(78,576)	$(76,245)
Other comprehensive income (loss), net of tax:
Foreign currency cumulative translation adjustment	(299)	2,548	504
Benefit plan adjustment, net of income taxes of $1,112 for 2013	6,936	(5,329)	—
Other comprehensive income (loss)	6,637	(2,781)	504
Comprehensive loss for the year	(135,765)	(81,357)	(75,741)
Comprehensive loss attributable to the noncontrolling interests	(6,450)	(6,467)	(8,435)
Comprehensive loss attributable to MDC Partners Inc.	$(142,215)	$(87,824)	$(84,176)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$102,007	$60,330
Accounts receivable, less allowance for doubtful accounts of $2,011 and $1,581	309,796	326,087
Expenditures billable to clients	63,246	58,842
Other current assets	25,458	16,892
Total Current Assets	500,507	462,151
Fixed assets, net	52,071	52,914
Investment in affiliates	275	—
Goodwill	744,333	720,071
Other intangible assets, net	56,262	63,243
Deferred tax assets	21,131	9,332
Other assets	50,648	37,234
Total Assets	$1,425,227	$1,344,945
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$246,694	$234,324
Accrued and other liabilities	240,580	216,418
Advance billings, net	149,540	131,908
Current portion of long-term debt	467	1,858
Deferred acquisition consideration	53,041	104,325
Total Current Liabilities	690,322	688,833
Long-term debt	664,661	429,845
Long-term portion of deferred acquisition consideration	100,872	92,121
Other liabilities	34,430	47,985
Deferred tax liabilities	63,020	53,018
Total Liabilities	1,553,305	1,311,802
Redeemable Noncontrolling Interests	148,534	117,953
Commitments, Contingencies and Guarantees (Note 17)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,092,427 and 46,611,252 shares issued and outstanding in 2013 and 2012, respectively	262,655	253,869
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2013 and 2012, respectively, convertible into one Class A share	1	1
Shares to be issued, 42,000 shares, issued and outstanding in 2013 and 2012	424	424
Additional paid-in capital	—	—
Charges in excess of capital	(126,352)	(72,913)
Accumulated deficit	(465,576)	(316,713)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(797)	(7,445)
MDC Partners Inc. Shareholders’ Deficit	(329,700)	(142,832)
Noncontrolling Interests	53,088	58,022
Total Shareholders’ Deficit	(276,612)	(84,810)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,425,227	$1,344,945

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net Loss	$(142,402)	$(78,576)	$(76,245)
Loss from discontinued operations	(11,384)	(6,681)	(2,082)
Loss from continuing operations	(131,018)	(71,895)	(74,163)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Non-cash stock-based compensation	22,438	32,197	23,657
Depreciation	19,645	18,758	17,603
Amortization of intangibles	19,955	27,034	22,058
Amortization of deferred finance charges and debt discount	7,762	2,249	2,175
Adjustment to deferred acquisition consideration	36,143	53,305	13,550
Loss on redemption of Notes	50,385	—	—
Deferred income taxes	(5,427)	8,422	40,284
(Gain) loss on disposition of assets	—	—	75
Earnings of non consolidated affiliates	(281)	(633)	(213)
Distributions in excess of carrying value	(3,058)	—	—
Other and non-current assets and liabilities	(9,835)	(7,897)	(1,962)
Foreign exchange	3,091	895	687
Increase/decrease in operating assets and liabilities
Accounts receivable	17,644	(29,901)	(10,938)
Expenditures billable to clients	(4,404)	(17,151)	15,315
Prepaid expenses and other current assets	(7,807)	(2,213)	(699)
Accounts payable, accruals and other current liabilities	29,227	66,092	(9,648)
Advance billings	17,632	1,667	(32,491)
Cash flows provided by continuing operating activities	62,092	80,929	5,290
Discontinued operations	(2,793)	(4,626)	(742)
Net cash provided by operating activities	59,299	76,303	4,548
Cash flows from investing activities:
Capital expenditures	(19,549)	(20,296)	(23,295)
Proceeds from sale of assets	239	51	22
Acquisitions, net of cash acquired	(11,872)	30,993	(6,790)
Profit distributions from affiliates	3,761	1,288	4,584
Other investments	(2,692)	(2,198)	(4,232)
Cash flows provided by (used in) continuing investing activities	(30,113)	9,838	(29,711)
Discontinued operations	(11)	(2,027)	(725)
Net cash provided by (used in) investing activities	(30,124)	7,811	(30,436)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	664,125	—	—
Repayment of 11% Notes	(425,000)	—	—
Proceeds from issuance of 11% Notes	—	84,800	61,050
Proceeds (repayments) of revolving credit facility	—	(38,032)	38,032
Acquisition related payments	(119,572)	(68,725)	(34,287)
Bank overdraft	4,976	25,986	(5,676)
Distributions to noncontrolling interests	(5,525)	(7,673)	(12,264)
Proceeds from exercise of options	—	28	1,086
Payments of dividends	(22,047)	(22,030)	(16,436)
Repayment of long-term debt	(2,009)	(653)	(1,112)
Premium paid on redemption of Notes	(50,385)	—	—
Deferred financing costs	(20,815)	(2,232)	(3,053)
Proceeds from stock subscription receivable	—	—	80
Purchase of shares	(13,817)	(3,327)	(4,121)
Other	561	—	—
Cash flows provided by (used in) continuing financing activities	10,492	(31,858)	23,299
Discontinued operations	—	—	—
Net cash provided by (used in) financing activities	10,492	(31,858)	23,299
Effect of exchange rate changes on cash and cash equivalents	2,010	(22)	(264)
Increase (decrease) in cash and cash equivalents	41,677	52,234	(2,853)
Cash and cash equivalents at beginning of year	60,330	8,096	10,949
Cash and cash equivalents at end of year	$102,007	$60,330	$8,096
Supplemental disclosures:
Cash income taxes paid	$919	$1,236	$240
Cash interest paid	$38,727	$41,094	$37,497
Non-cash transactions:
Capital leases	$595	$431	$682
Note receivable exchanged for shares of subsidiary	$—	$888	$1,098
Dividends payable	$1,793	$1,041	$5,456

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ Equity/ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	43,138,101	$226,752	3,755	$1	0	$—	$—	$(16,809)	$(146,600)	$(135)	$(4,148)	$59,061	$32,805	$91,866
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(84,674)	—	—	(84,674)	—	(84,674)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(510)	(510)	6	(504)
Stock Appreciation Rights Exercised	196,398	211	—	—	—	—	(211)	—	—	—	—	—	—	—
Shares acquired and cancelled	(345,394)	(4,121)	—	—	—	—	—	—	—	—	—	(4,121)	—	(4,121)
Issuance of restricted stock	757,379	4,257	—	—	—	—	(4,257)	—	—	—	—	—	—	—
Options Exercised	169,628	1,109	—	—	—	—	(23)	—	—	—	—	1,086	—	1,086
Stock Subscription Receipts	—	—	—	—	—	—	—	—	—	80	—	80	—	80
Shares to be issued as deferred acquisition consideration	—	—	—	—	42,000	424	—	—	—	—	—	424	—	424
Stock-based compensation	—	—	—	—	—	—	22,709	—	—	—	—	22,709	—	22,709
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(24,532)	—	—	—	—	(24,532)	—	(24,532)
Decrease in redeemable noncontrolling interests from acquisition	—	—	—	—	—	—	(6,328)	—	—	—	—	(6,328)	—	(6,328)
(Increase) Decrease in reedemable noncontrolling interest from issuance of equity interest	—	—	—	—	—	—	(1,147)	—	—	—	—	(1,147)	—	(1,147)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ Equity/ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Acquisition purchase price adjustments	—	—	—	—	—	—	7,007	—	—	—	—	7,007	—	7,007
Decrease in noncontrolling interests from business combinations	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	6,706	6,706
Dividends paid and to be paid	—	—	—	—	—	—	(21,511)	—	—	—	—	(21,511)	—	(21,511)
Transfer to charges in excess of capital	—	—	—	—	—	—	28,293	(28,293)	—	—	—	—	—	—
Balance at December 31, 2011	43,916,112	$228,208	3,755	$1	42,000	$424	$—	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	43,916,112	$228,208	3,755	$1	42,000	$424	$—	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(85,439)	—	—	(85,439)	—	(85,439)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(2,787)	(2,787)	6	(2,781)
Stock Appreciation Rights Exercised	39,639	100	—	—	—	—	(100)	—	—	—	—	—	—	—
Shares acquired and cancelled	(366,380)	(3,327)	—	—	—	—	—	—	—	—	—	(3,327)	—	(3,327)
Issuance of restricted stock	3,017,151	28,860	—	—	—	—	(28,860)	—	—	—	—	—	—	—
Options Exercised	4,730	28	—	—	—	—	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	—	—	28,060	—	—	—	—	28,060	—	28,060
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,912)	—	—	—	—	(22,912)	—	(22,912)
Decrease in redeemable noncontrolling interests from acquisition	—	—	—	—	—	—	743	—	—	—	—	743	—	743
Decrease in noncontrolling interests from business combinations	—	—	—	—	—	—	12,410	—	—	—	—	12,410	(16,100)	(3,690)
Increase in noncontrolling interest from business combination	—	—	—	—	—	—	767	—	—	—	—	767	120	887

The accompanying notes to the consolidated financial statements are an integral part of these statements.

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	34,481	34,481
Dividends paid and to be paid	—	—	—	—	—	—	(17,919)	—	—	—	—	(17,919)	—	(17,919)
Transfer to charges in excess of capital	—	—	—	—	—	—	27,811	(27,811)	—	—	—	—	—	—
Balance at December 31, 2012	46,611,252	$253,869	3,755	$1	42,000	$424	$—	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	46,611,252	$253,869	3,755	$1	42,000	$424	$—	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(148,863)	—	—	(148,863)	—	(148,863)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	6,648	6,648	(11)	6,637
Stock Appreciation Rights Exercised	221,384	387	—	—	—	—	(387)	—	—	—	—	—	—	—
Issuance of restricted stock	651,271	6,006	—	—	—	—	(6,006)	—	—	—	—	—	—	—
Issuance of Equity Value Appreciation Awards	2,201,676	16,210	—	—	—	—	(16,210)	—	—	—	—	—	—	—
Shares acquired and cancelled	(593,156)	(13,817)	—	—	—	—	—	—	—	—	—	(13,817)	—	(13,817)
Stock-based compensation	—	—	—	—	—	—	16,083	—	—	—	—	16,083	—	16,083
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(35,689)	—	—	—	—	(35,689)	—	(35,689)
Decrease in noncontrolling interests from business combinations	—	—	—	—	—	—	11,074	—	—	—	—	11,074	(16,013)	(4,939)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	11,090	11,090
Dividends paid and to be paid	—	—	—	—	—	—	(22,865)	—	—	—	—	(22,865)	—	(22,865)
Other	—	—	—	—	—	—	561	—	—	—	—	561	—	561
Transfer to charges in excess of capital	—	—	—	—	—	—	53,439	(53,439)	—	—	—	—	—	—
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)

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

Effective December 2013, two of the Company’s subsidiaries and an operating division have been deemed discontinued operations. All periods have been restated to reflect the discontinued operation. For further information see Note 10 “Discontinued Operations.”

Effective November 29, 2013, the Company effected a 3 for 2 stock split, accordingly all share amounts and per share amounts have been adjusted accordingly.

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

Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2013 and 2012. No clients accounted for 10% of revenue in each of the years ended December 31, 2013, 2012 and 2011.

Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2013 and 2012 was $44 and $47, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.

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

Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes a 50% undivided interest in a real estate joint venture. In 2013, the Company recorded a distribution of $3,096 from this real estate joint venture, of which $3,058 was in excess of the Company’s

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

carrying amount and has been recorded as a gain in equity in earnings of non-consolidated affiliates. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary.

Cost Method Investments.  The Company’s cost-based investments are primarily comprised of various interests in limited partnerships and companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of December 31, 2013 and 2012 was $12,452 and $10,733, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.

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

Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2013 and 2012, there was no impairment of goodwill and no reporting units were at risk of failing step one of the Company’s annual impairment test.

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

in the financial statements or income for financial statement purposes in excess of the amount for tax purposes. The effect of changes in tax rates is recognized in the period the rate change is enacted.

Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the years ended December 31, 2013, 2012 and 2011, $35,914, $53,027 and $12,849, respectively, related to changes in estimated value was recorded as operating expenses. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the year ended December 31, 2013, 2012 and 2011 $2,074, $3,364 and $3,819, respectively, of acquisition related costs were charged to operations.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three years ended December 31, 2013, there has been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.

The following table presents changes in Redeemable Noncontrolling Interests.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

	Years Ended December 31,
	2013	2012	2011
Beginning Balance as of January 1,	$117,953	$107,432	$77,560
Redemptions	(4,270)	(16,712)	(9,068)
Granted	—	4,189	15,318
Changes in redemption value	35,689	22,912	24,532
Currency translation adjustments	(838)	132	(910)
Ending Balance as of December 31,	$148,534	$117,953	$107,432

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

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at December 31, 2013 were $224,964 and $179,501 respectively.

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

MDC PARTNERS INC.
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

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the Credit Agreement and the 6.75% Notes. The Company uses the effective interest method to amortize the original issue premium on the 6.75% Notes and straightline over the life of the Credit Agreement.

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

For the years ended December 31, 2013, 2012 and 2011, the Company did not issue any stock options or similar awards.

During the year ended December 31, 2011, the Company issued Equity Value Appreciation Awards to its employees. During 2013, these awards resulted in the issuance of up to 1,917,000 restricted stock units and restricted stock shares. The Company measured the fair value of these awards using a lattice based model (Monte Carlo) on the date of grant. The Company used the following assumptions in calculating the fair value

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

2. Significant Accounting Policies  – (continued)

under the lattice model; risk free rate 1.2%, volatility 31.7%, time to maturity 2.93 years, the weighted average fair value of the awards granted was $9.37.

It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and delivery of new shares to the exercising party.

The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2013, 2012 and 2011 was $2,699, $9,838 and $20,188, respectively.

The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital.

For the year ended December 31, 2013, included in stock based compensation is a charge of $77,967 relating to the cash settlement of the outstanding Stock Appreciation Rights (“SAR’s”).

Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $6,450, $4,090 and $2,356 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also has a defined benefit plan. See Note 19.

Loss per Common Share.  Basic loss per share is based upon the weighted average number of common shares outstanding during each period, including the “Share capital to be issued” as reflected in the Shareholders’ Equity on the balance sheet. Diluted loss per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, warrants, stock appreciation rights, restricted stock units and convertible notes.

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

MDC PARTNERS INC.
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

3. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2013	2012	2011
Numerator
Numerator for diluted loss per common share – loss from continuing operations	$(131,018)	$(71,895)	$(74,163)
Net income attributable to the noncontrolling interests	(6,461)	(6,863)	(8,429)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(137,479)	(78,758)	(82,592)
Effect of dilutive securities	—	—	—
Numerator for diluted income per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(137,479)	$(78,758)	$(82,592)
Denominator
Denominator for basic loss per common share – weighted average common shares	47,108,406	46,090,159	43,680,560
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	47,108,406	46,090,159	43,680,560
Basic and diluted loss per common share from continuing operations	$(2.92)	$(1.71)	$(1.89)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

3. Loss per Common Share  – (continued)

At December 31, 2013, 2012 and 2011, warrants, options and other rights to purchase, 1,488,958, 6,115,863 and 7,817,502 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.

4. Acquisitions

Pro forma financial information has not been presented for 2013 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the year ended December 31, 2013 was revenue of $3,669, and net income of $286, related to 2013 acquisitions. The Company assumed cash of $637, accounts receivable of $3,364, and accounts payable and accrued liabilities of $1,517 as of the acquisition dates.

2013 Acquisitions

During the fourth quarter, the Company acquired a 70% interest in Local Biz Now LLC (“LBN”). The acquisition of LBN allows MDC to participate in the online local search market. LBN is in the Company’s Performance Marketing Services segment. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.

The aggregate purchase price has an estimated present value at acquisition date of $38,202 and consisted of total closing cash payments of $12,000, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2013 to 2017 with final payments due in 2018 that have an estimated present value at acquisition date of $26,202. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $10,835 consisting primarily of customer lists, a technology asset, and covenants not to compete, and goodwill of $35,956 representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $11,090 as the present value of noncontrolling interest. The intangibles and goodwill of $46,791 are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

2012 Acquisitions

During 2012, the Company completed a number of transactions. Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase its ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC (“TargetCast”). TargetCast is a full service media agency that expands our media strategy and activation offerings. The Company acquired a 51% interest in Dotbox LLC (“Dotbox”), and subsequently acquired the remaining 49% of the equity interests in Dotbox. The Dotbox acquisition forms the foundation for a potential e-commerce solution within the network. Doner and Dotbox were included in the Company’s Strategic Marketing Services segment, while TargetCast was included in the Company’s Performance Marketing Group segment. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.

The aggregate purchase price for these transactions had an estimated present value at acquisition date of $99,299 and consisted of total closing cash payments of $23,471, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2012 to 2018 with final payments due in 2018 that have an estimated present value at acquisition date of $67,812. During 2012, the Company paid $8,016 relating to a working capital payment. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $31,968 consisting primarily of customer lists and covenants not to compete, and

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

goodwill of $113,404 representing the value of the assembled workforce. The identified assets will be amortized over a five to ten year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $18,501 as the present value of noncontrolling interest. The intangibles and goodwill of $145,372 are tax deductible. In connection with the step transactions, the Company also recorded an entry of $197 to reduce short term noncontrolling interest included in accrued and other liabilities, decrease redeemable noncontrolling interest by $12,523 and offset additional paid-in-capital by $13,920.

2011 Acquisitions

During 2011, the Company completed a number of acquisitions. The Company, through a wholly-owned subsidiary, acquired substantially all of the assets of RJ Palmer LLC and a 75% interest in Trade X Partners LLC (“Trade X”). These acquisitions expand the Company’s portfolio with another full service media buying agency as well as provide corporate bartering services to clients and are included in the Performance Marketing Services segment. The Company also entered into a transaction through its subsidiary Kwittken PR LLC (“Kwittken”) which acquired 100% of Epoch PR Limited. Epoch is a communications and PR agency and expands Kwittken’s capabilities to London and is included in the Strategic Marketing Services segment. The Company also acquired a 51% interest in AIC Publishing Services LP (“AIC”). The Company, through a wholly-owned subsidiary, purchased a 70% interest in Concentric Partners, LLC (“Concentric”) and a 65% interest in Laird + Partners, New York LLC (“Laird”). The Concentric acquisition serves as the foundation of the Company’s healthcare platform. The Laird acquisition increases the Company’s positioning in the luxury goods and retail marketplace. Concentric and Laird are now included in the Company’s Strategic Marketing Services segment. The Company, through a wholly-owned subsidiary, purchased 60% of the total outstanding membership interests in Anomaly Partners, LLC (“Anomaly”). This acquisition expands the Company’s portfolio with another creatively driven agency brand with an international presence. Anomaly is now included in the Company’s Strategic Marketing Services segment. The Company also completed a number of immaterial transactions with certain majority owned entities.

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

4. Acquisitions  – (continued)

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2013 were as follows:

Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Year Ended December 31,
	2013	2012	2011
Net Loss attributable to MDC Partners Inc.	$(148,863)	$(85,439)	$(84,674)
Transfers (to) from the noncontrolling interest
Increase (Decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests	—	743	(6,328)
Increase in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests	11,074	12,410	—
Increase (Decrease) in MDC Partners Inc. paid in capital from issuance of equity interests	—	767	(1,147)
Net transfers from (to) noncontrolling interest	$11,074	$13,920	$(7,475)
Change from net loss attributable to MDC Partners Inc. and transfers from (to) noncontrolling interest	$(137,789)	$(71,519)	$(92,149)

5. Fixed Assets

The following is a summary of the Company’s fixed assets as of December 31:

	2013			2012
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$109,252	$(83,383)	$25,869	$111,356	$(83,537)	$27,819
Leasehold improvements	60,938	(34,736)	26,202	57,350	(32,255)	25,095
	$170,190	$(118,119)	$52,071	$168,706	$(115,792)	$52,914

Included in fixed assets are assets under capital lease obligations with a cost of $2,462, (2012 – $3,941) and accumulated depreciation of $1,417 (2012 – $2,721). Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $19,645, $18,758 and $17,603, respectively.

6. Accrued and Other Liabilities

At December 31, 2013 and 2012, accrued and other liabilities included accrued media of $144,161 and $132,483, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $5,210 and $3,624, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

6. Accrued and Other Liabilities  – (continued)

Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, 2013 were as follows:

Noncontrolling Interests
Balance, December 31, 2010	$8,577
Income attributable to noncontrolling interests	8,387
Distributions made	(12,264)
Other(1)	(651)
Balance, December 31, 2011	$4,049
Income attributable to noncontrolling interests	6,012
Distributions made	(7,673)
Other(1)	1,236
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	6,461
Distributions made	(5,525)
Other(1)	650
Balance, December 31, 2013	$5,210

(1)	Other consists primarily of step up transactions, discontinued operations and cumulative translation adjustments.

7. Financial Instruments

Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. Bank debt is a variable rate debt, the carrying value of which approximates fair value. The Company’s note payable is a fixed rate debt instrument, the carrying values of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.

8. Goodwill and Intangible Assets

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Strategic Marketing Services	Performance Marketing Services	Total
Balance as of December 31, 2011	$389,525	$215,719	$605,244
Acquired goodwill	93,531	19,873	113,404
Acquisition purchase price adjustments	(78)	(223)	(301)
Foreign currency translation	782	942	1,724
Balance as of December 31, 2012	$483,760	$236,311	$720,071
Acquired goodwill	—	35,956	35,956
Discontinued operations	(3,981)	(2,493)	(6,474)
Foreign currency translation	(2,374)	(2,846)	(5,220)
Balance as of December 31, 2013	$477,405	$266,928	$744,333

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets  – (continued)

	For the Year Ended December 31,
	2013	2012
Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$92,640	$104,070
Less accumulated amortization	(62,906)	(66,108)
Customer relationships – net	$29,734	$37,962
Other intangibles – gross	$17,064	$20,908
Less accumulated amortization	(8,316)	(13,407)
Other intangibles – net	$8,748	$7,501
Total intangible assets	$127,484	$142,758
Less accumulated amortization	(71,222)	(79,515)
Total intangible assets – net	$56,262	$63,243

See Note 4 for Accounting for Business Combinations.

The total accumulated impairment charges are $31,319 through December 31, 2013.

The weighted average amortization periods for customer relationships are 5 years and other intangible assets are 8 years. In total, the weighted average amortization period is 6 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2013, was $18,908 (2012 – $26,575; 2011 – $21,997) the estimated amortization expense for the five succeeding years is:

Year	Amortization
2014	$13,833
2015	$9,199
2016	$6,277
2017	$2,912
2018	$1,352

9. Income Taxes

The components of the Company’s loss from continuing operations before income taxes, equity in affiliates and noncontrolling interests by taxing jurisdiction for the years ended December 31, were:

	2013	2012	2011
Loss:
US	$21,242	$(36,660)	$(17,460)
Non-US	(156,832)	(26,315)	(15,181)
	$(135,590)	$(62,975)	$(32,641)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2013	2012	2011
Current tax provision
US federal	$—	$—	$—
US state and local	213	802	894
Non-US	923	329	557
	1,136	1,131	1,451
Deferred tax provision (recovery):
US federal	7,505	2,150	45,110
US state and local	1,027	299	7,750
Non-US	(13,959)	5,973	(12,576)
	(5,427)	8,422	40,284
Income tax provision (recovery)	$(4,291)	$9,553	$41,735

A reconciliation of income tax expense (recovery) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2013	2012	2011
Loss from continuing operations before income taxes, equity in affiliates and noncontrolling interest	$(135,590)	$(62,975)	$(32,641)
Statutory income tax rate	26.5%	26.5%	31.0%
Tax benefit using statutory income tax rate	(35,931)	(16,688)	(10,119)
State and foreign taxes	1,136	1,131	1,451
Non-deductible stock-based compensation	24,357	7,699	7,143
Other non-deductible expense	942	1,176	1,482
Change to valuation allowance on items affecting taxable income	6,952	15,682	44,554
Effect of the change in tax rate	—	2,168	—
Noncontrolling interests	(1,712)	(1,593)	(2,368)
Other, net	(35)	(22)	(408)
Income tax expense (recovery)	$(4,291)	$9,553	$41,735
Effective income tax rate	(3.2)%	15.2%	127.9%

See Note 10 for income taxes for discontinued operations.

The 2013 effective income tax rate was significantly lower than the statutory rate due primarily to non-deductible stock based compensation of $24,357, and an increase in the valuation allowance of $6,952.

The 2012 effective income tax rate was significantly higher than the statutory rate due primarily to an increase in the valuation allowance of $16,240 and non-deductible stock based compensation of $7,699.

The 2011 effective income tax rate was significantly higher than the statutory rate due primarily to an increase in the valuation allowance of $44,230 and non-deductible stock based compensation of $7,143.

Income taxes receivable were $533 and $195 at December 31, 2013 and 2012, respectively, and were included in accounts receivable on the balance sheet. Income taxes payable were $4,907 and $4,725 at December 31, 2013 and 2012, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

payment of income taxes as a component of income tax expense. For the years ended 2013, 2012 and 2011, income tax expense does not include any amounts for interest and penalties.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2013	2012
Deferred tax assets:
Capital assets and other	$36,449	$34,563
Net operating loss carry forwards	41,947	43,280
Interest deductions	21,753	19,285
Refinancing charge	10,153	—
Deferred acquisition consideration	26,779	21,418
Stock compensation	1,433	2,317
Pension plan	—	2,168
Unrealized foreign exchange	2,372	843
Capital loss carry forwards	16,180	17,408
Accounting reserves	4,769	4,721
Gross deferred tax asset	161,835	146,003
Less: valuation allowance	(137,961)	(134,761)
Net deferred tax assets	23,874	11,242
Deferred tax liabilities:
Pension plan	(1,112)	—
Deferred finance charges	(420)	(449)
Capital assets	(178)	(348)
Goodwill amortization	(61,859)	(53,875)
Total deferred tax liabilities	(63,569)	(54,672)
Net deferred tax asset (liability)	$(39,695)	$(43,430)
Disclosed as:
Deferred tax assets	$23,380	$9,637
Deferred tax liabilities	(63,075)	(53,067)
	$(39,695)	$(43,430)

Included in accrued and other liabilities at December 31, 2013 and 2012 is a deferred tax liability of $55 and $49, respectively. Included in other current assets at December 31, 2013 and 2012 is a deferred tax asset of $2,249 and $305, respectively.

The Company has US federal net operating loss carry forwards of $60,525 and non-US net operating loss carry forwards of $44,383, these carry forwards expire in years 2015 through 2031. The Company also has total indefinite loss carry forwards of $162,396. These indefinite loss carry forwards consist of $58,006 relating to the US and $104,390 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $158,867.

The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

9. Income Taxes  – (continued)

taxable income, the character of the income tax asset; tax planning strategies, changes in tax laws and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense.

The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2013, 2012 and 2011 was $6,952, $16,240 and $44,230, respectively. In addition, expense of $1,112 and a benefit of $2,168 has been recorded in accumulated other comprehensive loss relating to the defined pension plan, for the year ended December 31, 2013 and 2012, respectively.

Deferred taxes are not provided for temporary differences representing earnings of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.

As of December 31, 2013 and 2012, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4,166. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany interest and fees, to the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements.

Changes in the Company’s reserve is as follows:
Balance December 31, 2010	$3,624
Charges to income tax expense	—
Balance December 31, 2011	3,624
Charges to income tax expense	—
Settlement of uncertainty	(551)
Balance December 31, 2012	3,073
Charges to income tax expense	—
Balance December 31, 2013	$3,073

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company has completed US federal tax audits through 2006 and has completed a non-US tax audit through 2004.

10. Discontinued Operations

In 2013, the Company discontinued two subsidiaries and an operating division.

In 2012, the Company discontinued a subsidiary and certain operating divisions.

In 2011, the Company discontinued an operating division.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

10. Discontinued Operations  – (continued)

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31 were the following:

	Years Ended December 31,
	2013	2012	2011
Revenue	$2,329	$18,107	$19,109
Operating loss	(2,922)	(7,697)	(2,495)
Other expense	(110)	(288)	(244)
Noncontrolling interest expense recovery	(53)	1,304	657
Loss on disposal	(8,299)	—	—
Net loss from discontinued operations	$(11,384)	$(6,681)	$(2,082)

At December 31, 2013, other assets and other current liabilities did not include any assets held for sale and related liabilities. At December 31, 2012, $2,920 and $1,638 was included in other assets and other current liabilities, respectively, which represent assets held for sale and related liabilities. At December 31, 2011, $4,060 and $1,332 was included in other assets and other current liabilities, respectively, which represent assets held for sale and related liabilities.

11. Bank Debt, Long-Term Debt and Convertible Notes

At December 31, the Company’s indebtedness was comprised as follows:

	2013	2012
Revolving credit facility	$—	$—
6.75% Notes due 2020	660,000	—
11% Notes due 2016	—	425,000
Original issue premium	4,056	4,193
Note payable and other bank loans	120	1,385
	664,176	430,578
Obligations under capital leases	952	1,125
	665,128	431,703
Less:
Current portion	467	1,858
	$664,661	$429,845

Interest expense related to long-term debt for the years ended December 31, 2013, 2012 and 2011 was $92,828, $44,045 and $39,044, respectively. For the year ended December 31, 2013, interest expense included a $55,588 loss on redemption of the 11% Notes. For the year ended December 31, 2013, interest expense included income of $4,262 related to the amortization of the original issue premium. For the year ended December 31, 2012, interest expense included income of $46 related to the amortization of the original issue premium of $1,366. For the year ended December 31, 2011, interest expense included $232, amortization of the original issue discount, net of amortized premium of $943. For the years ended December 31, 2013, 2012 and 2011, interest expense also included $232, $277 and $702, of present value adjustments for fixed deferred acquisition payments, respectively.

The amortization and write off of deferred finance costs included in interest expense were $12,024, $2,295 and $1,944 for the years ended December 31, 2013, 2012, and 2011, respectively.

MDC PARTNERS INC.
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

On November 15, 2013, the Company issued an additional $110,000 aggregate principal amount of its 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $111,925, which included an original issue premium of $4,125, and underwriter fees of $2,200. The Company used the net proceeds of the offering for general corporate purposes.

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

MDC PARTNERS INC.
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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At December 31, 2013, there were no borrowings under the Credit Agreement.

At December 30, 2013, the Company had issued $4,884 of undrawn outstanding Letters of Credit.

At December 31, 2013 and 2012, accounts payable included $34,312 and $29,336 of outstanding checks, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

11. Bank Debt, Long-Term Debt and Convertible Notes  – (continued)

Future Principal Repayments

Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2014	$467
2015	430
2016	175
2017	—
2018	—
2019 and beyond	660,000
$661,072

Capital Leases

Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2014	$467
2015	369
2016	180
2017	—
2018	—
2019 and thereafter	—
1,016
Less: imputed interest	(64)
952
Less: current portion	(427)
$525

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

(b) Employee Stock Incentive Plan

On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 3,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 3,750,000 to be added to the 2005 Incentive Plan for a total of 6,750,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3,000,000 Class A Shares. As of December 31, 2013, the Company has granted 300,000 Director options (of which 150,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan and 2011 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	752,885	$5.89	924,101	$4.93
Granted	1,646,631	12.26	446,280	11.29
Vested	(326,546)	8.49	(430,851)	3.45
Forfeited	(2,135)	9.73	(62,181)	5.86
Balance at December 31, 2011	2,070,835	$10.54	877,349	$8.57
Granted	1,130,844	8.70	375,356	7.78
Vested	(2,621,981)	9.63	(395,187)	8.17
Forfeited	(44,919)	10.44	(22,080)	9.88
Balance at December 31, 2012	534,779	$10.73	835,438	$8.48
Granted	300,756	8.97	2,612,520	16.83
Vested	(353,858)	10.63	(2,499,083)	15.79
Forfeited	(19,011)	7.90	(35,087)	10.91
Balance at December 31, 2013	462,666	$9.79	913,788	$12.54

The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2013, 2012 and 2011 was $43,227, $22,557 and $8,269, respectively. In connection with the vesting of these awards, the Company included in the taxable loss the amounts of $17,219, $5,242 and $7,280 in 2013, 2012 and 2011, respectively. At December 31, 2013, the weighted average remaining contractual life for performance based awards is 2.6 years and for time based awards is 1.9 years. At December 31, 2013, the fair value of all restricted stock and restricted stock unit awards is $35,113. The term of these awards is three years with vesting up to three years. At December 31, 2013, the unrecognized compensation expense for these awards was $8,597 and will be recognized through 2016. At December 31, 2013, there are 428,772 awards available to grant.

The Company’s Board of Directors adopted the 2005 Incentive Plan as a replacement for MDC Partners’ Amended and Restated Stock Option Incentive Plan (the “Prior 2003 Plan”). Following approval of the 2005 Incentive Plan, the Company ceased making awards under the Prior 2003 Plan.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

Prior to adoption of the 2005 Incentive Plan, the Company’s Prior 2003 Plan provided for grants of up to 2,836,179 options to employees, officers, directors and consultants of the Company. All the options granted were for a term of five years from the date of the grant and vest 20% on the date of grant and a further 20% on each anniversary date. In addition, the Company granted 802,440 options, on the privatization of Maxxcom, with a term of no more than 10 years from initial date of grant by Maxxcom and vest 20% in each of the first two years with the balance vesting on the third anniversary of the initial grant.

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance at December 31, 2010	324,300	$6.27	286,800	$6.27	37,500
Vested	—	—			(30,000)
Granted	—	—			—
Exercised	(169,628)	5.96			—
Expired and cancelled	(22,552)	8.38			—
Balance at December 31, 2011	132,120	$6.08	124,620	$6.09	7,500
Vested	—	—			(7,500)
Granted	—	—			—
Exercised	(4,728)	5.79			—
Expired and cancelled	(14,892)	5.19			—
Balance at December 31, 2012	112,500	$6.35	112,500	$6.35	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	112,500	$6.03	112,500	$6.03	—

At December 31, 2013, the intrinsic value of vested options and the intrinsic value of all options was $2,191. For options exercised during 2013, 2012 and 2011, the Company received cash proceeds of nil, $27 and $1,011, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2013, 2012 and 2011 was nil, $5 and $900, respectively. At December 31, 2013, the weighted average remaining contractual life of all outstanding options was 2.8 years and for all vested options was 2.8 years. At December 31, 2013, the unrecognized compensation expense of all options was nil.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

Share options outstanding as of December 31, 2013 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$5.83 – $6.14	112,500	2.8	$6.03	112,500	$6.03	2.8

(c) Stock Appreciation Rights

During 2003, the Compensation Committee of the Board of Directors approved a SAR’s compensation program for senior officers and directors of the Company. SAR’s granted prior to 2006 have a term of four years, for SAR’s granted in 2006 and after they have a term of up to 10 years and all awards vest one-third on each anniversary date.

SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable		Non Vested SAR’s
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share
Balance at December 31, 2010	4,996,655	$2.52	2,665,551	$2.51	2,331,104
Vested	—	—			(435,134)
Granted	—	—			—
Exercised	(259,461)	2.82			(259,461)
Expired and cancelled	—	—			—
Balance at December 31, 2011	4,737,194	$2.50	3,100,685	$2.50	1,636,509
Vested	—	—			(1,570,539)
Granted	—	—			—
Exercised	(104,048)	2.94			(65,970)
Expired and cancelled	—	—			—
Balance at December 31, 2012	4,633,146	$2.49	4,633,146	$2.49	—
Vested	—	—			—
Granted	—	—			—
Exercised	(4,633,146)	2.49			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	—	$—	—	$—	—

At December 31, 2013, the aggregate amount of shares to be issued on vested SAR’s was nil. During 2013, 2012 and 2011, the aggregate value of SAR’s exercised was $80,323, $301 and $2,289, respectively. The Company received tax deductions of $12,682, $296 and $387 in 2013, 2012 and 2011, respectively. In November 2013, the Company determined that all outstanding SAR’s would be settled in cash and marked the SAR’s to market. At December 31, 2013, the unrecognized compensation expense of all SAR’s was nil.

(d) Equity Value Appreciation Awards

In January 2011, the Company awarded 2,119,500 extraordinary Equity Value Appreciation Awards (“EVARs”) to its employees. During 2013, these EVARs resulted in the issuance of 1,917,000 restricted stock units and restricted stock shares (“RSUs”). The RSUs underlying the EVAR grant vested on December 31, 2013.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

12. Share Capital  – (continued)

The Company measured the fair value of EVARs using a lattice based model (Monte Carlo) on the grant date.

Information related to EVAR transactions over the past three years is summarized as follows:

	EVARs Outstanding		EVARs Exercisable			Non Vested EVARs
	Number Outstanding	Weighted Average Issuance Price per Share	Number Outstanding	Weighted Average Issuance Price per Share
Balance at December 31, 2010	—	$—	—		$—	—
Vested	—	—				—
Granted	2,119,500	15.33				2,119,500
Expired and cancelled	(67,500)	15.33				(67,500)
Balance at December 31, 2011	2,052,000	$15.33		$		2,052,000
Vested	—	—				—
Granted	—	—				—
Expired and cancelled	(135,000)	15.33				(135,000)
Balance at December 31, 2012	1,917,000	$15.33	—		$—	1,917,000
Vested	(1,917,000)	15.33				(1,917,000)
Granted	—	—				—
Expired and cancelled	—	—				—
Balance at December 31, 2013	—	$—	—		$—	—

The grant date fair value of these EVARs was $13,240. At December 31, 2013, there are no outstanding EVARs.

The Company has reserved a total of 2,923,509 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2013 there were 1,434,554 shares available for future option and similar grants.

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

The following tables present certain information for our financial assets that is measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Level 1 2013		Level 1 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long term debt	$664,056	$690,525	$429,193	$467,500

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2013	2012
Beginning Balance of contingent payments	$194,795	$129,759
Payments	(106,460)	(55,071)
Grants	31,608	63,972
Redemption value adjustments	38,712	55,737
Transfers (to) from fixed payments	(6,318)	159
Foreign translation adjustment	(489)	239
Ending Balance of contingent payments	$151,848	$194,795

In addition to the above amounts, there are fixed payments of $2,065 and $1,651 for total deferred acquisition consideration of $153,913 and $196,446, which reconciles to the consolidating financial statements at December 31, 2013 and 2012, respectively.

Level 3 payments relate to payments made for deferred acquisition consideration. Level 3 grants relate to contingent purchase price obligations related to acquisitions. The Company records the initial liability of the

MDC PARTNERS INC.
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

14. Gain on Sale of Assets and Other Income (Expense)

The gain on sale of assets and other income (expense) for the years ended December 31 were as follows:

	2013	2012	2011
Other income (expense)	$2,531	$117	$191
Loss on disposition of assets	—	—	(75)
	$2,531	$117	$116

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

The Company reports in two segments plus corporate. The segments are as follows:

•	The Strategic Marketing Services segment consists of integrated marketing consulting services firms that offer a full complement of marketing, activation and consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing and sales promotion. Each of the entities within the Strategic Marketing Services Group share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.
•	The Performance Marketing Services segment includes our firms that provide consumer insights and analytics to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer service, media planning and buying and direct marketing initiatives. Each of the entities within the Performance Marketing Services Group share similar economic characteristics specifically related to the nature of their respective services, the manner in which the services are provided, and the similarity of their respective customers. Due to the similarities in these businesses, and services provided to the customer, they exhibit similar long term financial performance and have been aggregated together.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

segments. The Company will continue to evaluate the services and amount of time spent directly on the operating segments business operations, and adjust accordingly.

	For the Year Ended December 31, 2013
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$805,439	$343,442	$—	$1,148,881
Cost of services sold	510,014	244,480	—	754,494
Office and general expenses	186,369	73,696	126,714	386,779
Depreciation and amortization	23,720	14,486	1,394	39,600
Operating profit (Loss)	85,336	10,780	(128,108)	(31,992)
Other income (Expense):
Other income, net				2,531
Foreign exchange loss				(5,537)
Interest expense, finance charges, and loss on redemption of notes, net				(100,592)
Loss from continuing operations before income taxes, equity in affiliates				(135,590)
Income tax recovery				(4,291)
Loss from continuing operations before equity in affiliates				(131,299)
Equity in earnings of affiliates				281
Loss from continuing operations				(131,018)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(11,384)
Net loss				(142,402)
Net income attributable to noncontrolling interests	(4,889)	(1,572)	—	(6,461)
Net loss attributable to MDC Partners Inc.				$(148,863)
Stock-based compensation	$7,249	$3,425	$89,731	$100,405
Capital expenditures from continuing operations	$12,220	$5,197	$2,132	$19,549
Goodwill and intangibles	$516,304	$284,291	$—	$800,595
Total assets	$820,577	$400,176	$204,474	$1,425,227

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2012
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$719,364	$343,901	$—	$1,063,265
Cost of services sold	479,060	254,740	—	733,800
Office and general expenses	188,954	71,798	38,847	299,599
Depreciation and amortization	27,260	17,190	1,342	45,792
Operating profit (Loss)	24,090	173	(40,189)	(15,926)
Other income (Expense):
Other income, net				117
Foreign exchange loss				(976)
Interest expense and finance charges, net				(46,190)
Loss from continuing operations before income taxes, equity in affiliates				(62,975)
Income tax expense				9,553
Loss from continuing operations before equity in affiliates				(72,528)
Equity in earnings of affiliates				633
Loss from continuing operations				(71,895)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,681)
Net loss				(78,576)
Net income attributable to noncontrolling interests	(5,167)	(1,696)	—	(6,863)
Net loss attributable to MDC Partners Inc.				$(85,439)
Stock-based compensation	$9,186	$8,227	$14,784	$32,197
Capital expenditures from continuing operations	$11,455	$8,459	$382	$20,296
Goodwill and intangibles	$532,643	$250,671	$—	$783,314
Total assets	$827,248	$397,450	$120,247	$1,344,945

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

	For the Year Ended December 31, 2011
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$608,022	$326,266	$—	$934,288
Cost of services sold	425,316	241,402	—	666,718
Office and general expenses	137,824	44,172	35,432	217,428
Depreciation and amortization	22,378	16,457	826	39,661
Operating profit (Loss)	22,504	24,235	(36,258)	10,481
Other income (Expense):
Other income, net				116
Foreign exchange loss				(1,677)
Interest expense and finance charges, net				(41,561)
Loss from continuing operations before income taxes, equity in affiliates				(32,641)
Income tax expense				41,735
Loss from continuing operations before equity in affiliates				(74,376)
Equity in earnings of affiliates				213
Loss from continuing operations				(74,163)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,082)
Net loss				(76,245)
Net income attributable to noncontrolling interests	(6,414)	(2,015)	—	(8,429)
Net loss attributable to MDC Partners Inc.				$(84,674)
Stock-based compensation	$5,149	$3,695	$14,813	$23,657
Capital expenditures from continuing operations	$11,647	$4,719	$6,929	$23,295
Goodwill and intangibles	$426,034	$237,190	$—	$663,224
Total assets	$627,268	$380,825	$47,652	$1,055,745

A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2013	$44,360	$5,424	$2,287	$52,071
2012	$45,068	$6,145	$1,701	$52,914
Goodwill and Intangible Assets
2013	$720,373	$80,222	$—	$800,595
2012	$698,083	$85,231	$—	$783,314

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

15. Segment Information  – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2013	$944,954	$135,630	$68,297	$1,148,881
2012	$862,611	$148,063	$52,591	$1,063,265
2011	$751,875	$149,670	$32,743	$934,288

16. Related Party Transactions

(a)	The Company incurred fees and paid cash incentive awards totaling $15,992, $2,739 and $3,375 in 2013, 2012 and 2011, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

On April 25, 2007, the Company entered into a new Management Services Agreement (as amended and restated on May 6, 2013, the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Miles Nadal will continue to provide services to the Company as its Chief Executive Officer. The Services Agreement is subject to automatic one-year extensions unless either party gives to the other a 60-day advance written notice of its intention not to renew. Effective January 1, 2013, the annual retainer amount (base salary) under the Services Agreement was increased to $1,750 and effective January 1, 2014, the annual retainer amount was increased to $1,850.

During 2011, 2012 and 2013 and in accordance with this Services Agreement, Mr. Nadal repaid an amount equal to $102, $475 and $5,445 of loans due to the Company. As of April 26, 2013, Mr. Nadal has repaid and satisfied in full the remaining principal balance of all previously outstanding loans made by the Company to Mr. Nadal and his affiliates. After giving effect to this final repayment by Mr. Nadal to the Company, there is currently $0 remaining due and owing to the Company in respect of all prior loans.

(b)	Pursuant to the amended Services Agreement, the Company agreed to provide to its CEO, Miles S. Nadal a special bonus of C$10,000 upon the first to occur of (i) the average market price of the Company’s Class A subordinate voting shares is C$30 per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date) or (ii) a change of control of the Company. This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. During November 2013, this bonus was earned and paid to Mr. Nadal in the amount of C$10,000 (US $9,649).
(c)	In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”) for $215. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $576, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10. In 2001, the Company purchased an additional 1,250,000 shares for $161, and the Company’s CEO purchased 500,000 shares for $64. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $470. All of these purchases were made at identical prices (C$.20/share). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.

During 2013 and 2011, an MDC partner firm provided services to Trapeze in exchange for fees equal to $187 and $390, respectively. Trapeze did not provide any services to MDC nor its partner firms in the three years ended December 31, 2013.

MDC PARTNERS INC.
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

Put Options.  Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2014 to 2018. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2013, perform over the relevant future periods at their 2013 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $17,807 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,319 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $130,727 only upon termination of such owner’s employment with the applicable subsidiary or death. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised. The aggregate amount of these options is $148,534, which has been recorded on the balance sheet at December 31, 2013 and is included in Redeemable Noncontrolling Interests.

Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and the Caribbean which typically are subject to hurricanes. During the year ended December 31, 2013, 2012 and 2011, these operations did not incur any material costs related to damages resulting from hurricanes, although certain agency operations experienced temporary closures as a result of Hurricane Sandy.

Guarantees.  Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.

Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Commitments.  At December 31, 2013, the Company has $4,884 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $2,546.

Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $40,111 for 2013, $35,909 for 2012 and $26,521 for 2011, which was reduced by

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

17. Commitments, Contingencies and Guarantees  – (continued)

sublease income of $897 in 2013, $820 in 2012 and $555 in 2011. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2012 and thereafter, are as follows:

Period	Amount
2014	$41,166
2015	40,447
2016	35,893
2017	30,350
2018	31,026
2019 and thereafter	86,696
$265,578

At December 31, 2013, the total future cash to be received on sublease income is $6,201.

18. New Accounting Pronouncements

On January 1, 2013, we adopted FASB Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This standard provides an option for companies to use a qualitative approach to test indefinite-lived intangibles for impairment if certain conditions are met. If an entity concludes, based on qualitative factors, that it is more likely than not that a reporting unit's fair value is less than its carrying amount, then the entity is required to perform the existing two step quantitative impairment test. If based on this qualitative approach, impairment is not indicated, no further testing is required. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two step quantitative impairment test. We perform our annual impairment test at the beginning of the fourth quarter of each year. However, for 2013, the Company did not use the qualitative approach.

Effective January 1, 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, which was issued in February 2013, amended disclosure requirements for the presentation of comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The year ended December 31, 2013 had no significant amounts reclassified out of accumulated other comprehensive income, (see Note 20).

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

MDC PARTNERS INC.
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

Net periodic pension cost consists of the following components for the year ended December 31:

	Pension Benefits	Pension Benefits
	2013	2012
Service cost	$—	$—
Interest cost on benefit obligation	1,752	1,375
Expected return on plan assets	(1,829)	(1,391)
Curtailment and settlements	105	385
Amortization of prior service cost	—	—
Amortization of actuarial (gains) losses	15	—
Net periodic benefit cost	$43	$369

ASC 715-30-25 requires an employer to recognize the funded status of its defined pension benefit plan as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following for the year ended December 31:

	Pension Benefits	Pension Benefits
	2013	2012
Curtailment/settlement	$(105)	$(385)
Current year actuarial (gain) loss	(7,928)	5,714
Amortization of actuarial gain (loss)	(15)	—
Current year prior service (credit) cost	—	—
Amortization of prior service credit (cost)	—	—
Amortization of transition asset (obligation)	—	—
Total recognized in other comprehensive (income) loss	$(8,048)	$5,329
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(8,005)	$5,698

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31, 2013 and 2012:

	Pension Benefits	Pension Benefits
	2013	2012
Change in benefit obligation:
Benefit obligation, Beginning balance	$40,041	$35,624
Service Cost	—	—
Interest Cost	1,752	1,375
Plan amendments	—	—
Curtailment/settlement	(1,567)	(1,655)
Actuarial (gains) losses	(4,954)	7,069
Benefits paid	(2,415)	(2,372)
Benefit obligation, Ending balance	32,857	40,041
Change in plan assets:
Fair value of plan assets, Beginning balance	24,769	25,045
Actual return on plan assets	3,236	1,091
Employer contributions	1,278	1,005
Benefits paid	(2,415)	(2,372)
Fair value of plan assets, Ending balance	26,868	24,769
Unfunded status	$5,989	$15,272

	Pension Benefits	Pension Benefits
	2013	2012
Amounts recognized in the balance sheet consist of:
Noncurrent liability	$5,989	$15,272
Net amount recognized	$5,989	$15,272

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

Amounts recognized in Accumulated Other Comprehensive Loss:

	Pension Benefits	Pension Benefits
	2013	2012
Accumulated net actuarial losses	$(1,607)	$(5,329)
Accumulated prior service cost	—	—
Accumulated transition obligation	—	—
Net amount recognized, net of tax	$(1,607)	$(5,329)

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

Weighted average assumptions used to determine benefit obligations as of December 31,:

	Pension Benefits	Pension Benefits
	2013	2012
Discount rate	5.26%	5.23%
Rate of compensation increase	N/A	N/A

The discount rate assumptions at December 31, 2013 and 2012 were determined independently. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs at December 31,:

	Pension Benefits	Pension Benefits
	2013	2012
Discount rate	4.53%	4.53%
Expected return on plan assets	7.40%	7.40%
Rate of compensation increase	N/A	N/A

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

Fair Value of Plan Assets

The Defined Benefit plan assets fall into any of three fair value classifications as defined in the Guidance for Fair Value Measurements. There are no Level 3 assets held by the plan. The fair value of the plan assets as of December 31 is as follows:

	December 31, 2013	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$2,020	$106	$1,914	$—
Common Stock	9,826	9,826	—	—
Corporate Bonds	6,215	—	6,215	—
Mutual Funds	8,172	8,172	—	—
Foreign Stock	635	635	—	—
Total	$26,868	$18,739	$8,129	$—

	December 31, 2012	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$644	$82	$562	$—
Common Stock	9,981	9,981	—	—
Corporate Bonds	6,426	—	6,426	—
Mutual Funds	7,173	7,173	—	—
Foreign Stock	545	545	—
Total	$24,769	$17,781	$6,988	$—

The pension plans weighted-average target allocation for the years ended December 31, 2013 and 2012 and strategic asset allocation matrix as of December 31, 2013 and 2012 are as follows:

	Target Allocation	Plan Assets
	2013	2013
Asset Category:
Equity Securities	60%	55.6%
Debt Securities	40%	36.9%
Cash/Cash Equivalents	0%	7.5%
	100%	100%

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

MDC PARTNERS INC.
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

The above tables present information about the pension plan assets measured at fair value at December 31, 2013 and the valuation techniques used by the Company to determine those fair values.

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

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed. Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each December 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2014 are as follow:

Estimated 2014 Amortization	Pension Benefits
Prior service cost (credit) amortization	$—
Net loss amortization	—
Total	$—

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

19. Employee Benefit Plans  – (continued)

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
Estimated Future Benefit Payments for FYE 12/31
2014	$1,061
2015	$1,118
2016	$1,187
2017	$1,333
2018	$1,446
2019 – 2023	$8,911

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets.

20. Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance January 1	$(5,329)	$(2,116)	$(7,445)
Other comprehensive income (loss) before reclassifications	—	(288)	—
Amounts reclassified from accumulated other comprehensive income (loss) (net of taxes of $1,112)	6,936	—	6,648
Other comprehensive income (loss)	6,936	(288)	6,648
Balance December 31	$1,607	$(2,404)	$(797)

Reclassifications from accumulated other comprehensive income (loss) for the year ended December 31, 2013 were:

Amortization of defined pension plan:
Prior service cost	$—
Actuarial (gains) losses	15
Net periodic benefit cost (see Note 19)	15
Income tax expense	6
Net of tax	$7

21. Subsequent Events

Effective January 1, 2014, MDC acquired 60% of the equity interests of Luntz Global Partners LLC. Effective February 14, 2014 MDC acquired 65% of the equity interests of Kingsdale Partners LP. The aggregate purchase price for these transactions consisted of $41,315 paid at closing and additional contingent amounts based on 2014 through 2019 earnings.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

22. Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2013 and 2012, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2013	$265,636	$287,499	$288,670	$307,076
2012	$233,790	$271,425	$265,410	$292,640
Cost of services sold:
2013	$177,858	$189,677	$189,204	$197,755
2012	$174,628	$186,007	$178,828	$194,337
Income (loss) from continuing operations:
2013	$(39,994)	$12,651	$(11,901)	$(91,774)
2012	$(22,909)	$(15,229)	$(11,897)	$(21,860)
Net income (loss) attributable to MDC Partners Inc.:
2013	$(43,158)	$9,816	$(21,200)	$(94,321)
2012	$(26,281)	$(20,113)	$(14,497)	$(24,548)
Income (loss) per common share:
Basic
Continuing operations:
2013	$(0.87)	$0.24	$(0.29)	$(1.98)
2012	$(0.55)	$(0.38)	$(0.28)	$(0.50)
Net income (loss):
2013	$(0.92)	$0.21	$(0.45)	$(2.00)
2012	$(0.59)	$(0.43)	$(0.31)	$(0.53)
Diluted
Continuing operations:
2013	$(0.87)	$0.22	$(0.29)	$(1.98)
2012	$(0.55)	$(0.38)	$(0.28)	$(0.50)
Net income (loss):
2013	$(0.92)	$0.19	$(0.45)	$(2.00)
2012	$(0.59)	$(0.43)	$(0.31)	$(0.53)

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

22. Quarterly Results of Operations (Unaudited)  – (continued)

Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2013 includes stock based compensation charges of $63,715.
•	The fourth quarter of 2012 includes stock based compensation charges of $5,827.
•	The fourth quarter of 2013 includes deferred acquisition adjustments of $30,514.
•	The fourth quarter of 2012 includes deferred acquisition adjustments of $32,901.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we believe that, as of December 31, 2013, we maintained effective internal control over financial reporting based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada

We have audited MDC Partners Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MDC Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 10, 2014

Item 9B. Other Information

Approval of Long Term Cash Incentive Compensation Plan.  On March 6, 2014, the Board of Directors of the Company approved and adopted the MDC Partners Inc. Long-Term Cash Incentive Compensation Plan (the “LTIP Plan”). The purpose of the LTIP is to provide key executives of the Company with an incentive to achieve and exceed the long term financial objectives established by the Company; facilitate the achievement of forward-looking long term performance goals by key executives; align the motivations and performance goals of the key executives with the Company’s commercial goals and the interests of the Company’s shareholders through the use of both internal performance and relative Total Shareholder Return (“TSR”); and enable the Company to attract and retain executives who will pursue the long term financial goals established by the Company.

Administration.  The LTIP shall be administered by the Human Resources & Compensation Committee of the Board of Directors (the “Committee”). The Committee shall have full discretionary authority to determine awards to be granted under the LTIP, establish performance measures, adopt rules and regulations relating to the LTIP, and make decisions and interpretations regarding the provisions of the LTIP, including the level of achievement of performance measures and payment of cash awards.

Awards.  The LTIP provides for the grant of long-term cash awards to select employees of the Company and its subsidiaries. Awards made under the LTIP may be granted subject to satisfaction of time or performance based vesting conditions.

Performance Measures.  Unless otherwise determined by the Committee, the performance measures applicable to performance awards granted under the LTIP shall be objectively measurable and established for a period coinciding with or ending within the applicable performance period. The initial performance period for awards made under the LTIP shall commence on January 1, 2014 and end on December 31, 2016. The initial performance measures shall consist of: (1) TSR relative to a group of comparator companies; and (2) cumulative EBITDA.

Payment of Awards.  All cash awards granted under the LTIP shall be evidenced by a separate written agreement entered into by the Company and the recipient of such cash award (the “Award Agreement”). The Award Agreement shall set forth the amount and terms of a participant’s cash award, including the performance measures and the level of attainment required in respect of performance awards. Grants may be made annually under the LTIP, with the Board of Directors having approved initial grants to the CEO and other executives on March 6, 2014.

Repayment Obligations.  In accordance with applicable law, the Committee in its discretion may require participants to repay any net income derived from a cash award in the event of a restatement of the Company’s financial results within three years after payment of such cash award to correct a material error that is determined by the Committee to be the result of fraud or intentional misconduct.

This summary of the LTIP is qualified by reference to the full text of the LTIP, which is incorporated herein by reference as Exhibit 10.13 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers”, “Audit Committee”, “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2013 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2013, which sections are incorporated herein by reference.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of March 1, 2014 are:

Name	Age	Office
Miles S. Nadal(1)	56	Chairman of the Board, Chief Executive Officer and President
Stephen Pustil(1)	70	Vice Chairman
David B. Doft	42	Chief Financial Officer
Mitchell S. Gendel	48	General Counsel & Corporate Secretary
Michael C. Sabatino	49	Senior Vice President, Chief Accounting Officer
Andre Coste	50	Executive Vice President, Chief Financial Officer, The MDC Partners Network
David C. Ross	33	Senior Vice President, Corporate Development

(1)	Also a director

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

Mr. Coste joined MDC Partners in April 2013 as Executive Vice President and Chief Financial Officer of The MDC Partners Network. Prior to joining MDC Partners, he was with Publicis Worldwide for 9 years, first as Chief Financial Officer of the Asia-Pacific Region from 2004 to 2008 and then as Global Chief Financial Officer from 2008 to 2013.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDC Partners Inc. New York, New York
Toronto, Canada

The audits referred to in our report dated March 10, 2014 relating to the consolidated financial statements of MDC Partners Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2013, 2012 and 2011. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
New York, New York
March 10, 2014

(a) Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2013	1,581	1,484	(1,042)	$12	$2,011
December 31, 2012	$851	$1,587	$(864)	$7	$1,581
December 31, 2011	$1,990	$158	$(1,299)	$2	$851

Schedule II — 2 of 2

MDC PARTNERS INC. & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2013	$134,761	$6,640	$(2,212)	$(1,228)	$137,961
December 31, 2012	$113,585	$16,240	$4,449	$487	$134,761
December 31, 2011	$66,459	$47,422	$(4)	$(292)	$113,585

(1)	Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved, adjustment for net operating loss relating to sale of business and pension plan adjustment.

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.

Date: March 10, 2014	By: /s/ Miles S. Nadal Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal Miles S. Nadal	Chairman, Chief Executive Officer and President	March 10, 2014
/s/ Scott Kauffman Scott Kauffman	Presiding Director	March 10, 2014
/s/ Robert Kamerschen Robert Kamerschen	Director	March 10, 2014
/s/ Clare Copeland Clare Copeland	Director	March 10, 2014
/s/ Thomas N. Davidson Thomas N. Davidson	Director	March 10, 2014
/s/ Michael J. Kirby Michael J. Kirby	Director	March 10, 2014
/s/ Irwin D. Simon Irwin D. Simon	Director	March 10, 2014
/s/ Stephen M. Pustil Stephen M. Pustil	Director, Vice Chairman	March 10, 2014
/s/ David Doft David Doft	Chief Financial Officer	March 10, 2014
/s/ Michael Sabatino Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 10, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013*
3.1.5	Articles of Amalgamation, dated April 1, 2013*
3.1.6	Articles of Amalgamation, dated July 1, 2013*
4.1	Indenture, dated as of March 20, 2013, among the company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 20, 2013;
4.1.1	6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 20, 2013);
4.1.2	First Supplemental Indenture, dated as of June 21, 2013 (adding Anomaly Inc. as an Additional Note Guarantor), to the Indenture dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee.*
4.1.3	Second Supplemental Indenture, dated as of November 6, 2013 (adding LBN Partners LLC as an Additional Note Guarantor), to the Indenture dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee.*
4.1.4	Third Supplemental Indenture, dated as of November 15, 2013, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020.*
10.1	Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2013);
10.1.1	Consent and First Amendment, dated November 8, 2013, to Credit Agreement, dated as of March 20, 2013 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto*;
10.1.2	Second Amendment, dated February 14, 2014, to Credit Agreement, dated as of March 20, 2013, by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto*;
10.2	Amended and Restated Management Services Agreement dated as of May 6, 2013, by and among MDC Partners Inc.; Nadal Management Limited; Nadal Financial Corporation and Miles Nadal (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2013);
10.3	Employment Agreement between the Company and Stephen M. Pustil, dated as of August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on November 8, 2007);
10.3.1	Amendment No. 1 dated August 5, 2010, to the Employment Agreement made as of August 20, 2007, by and between MDC Partners Inc. and Stephen Pustil (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 29, 2010);

Exhibit No.	Description
10.4	Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);
10.4.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2011);
10.5	Employment Agreement between the Company and Gavin Swartzman, dated as of September 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on November 8, 2007);
10.6	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);
10.6.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2011);
10.7	Amended and Restated Employment Agreement between the Company and Michael Sabatino, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 7, 2007);
10.7.1	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Michael Sabatino (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 2, 2011);
10.8	Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);
10.8.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.9	Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);
10.9.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.9.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.9.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.9.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.9.5	Form of Restricted Stock Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-K filed on March 10, 2010);
10.9.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-K filed on March 10, 2010);
10.9.7	Form of Restricted Stock Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.9 to the Company’s Form 10-K filed on March 14, 2011);
10.9.8	Form of Restricted Stock Unit (RSU) Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.10 to the Company’s Form 10-K filed on March 14, 2011);
10.9.9	2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);
10.10	2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 1, 2011);

Exhibit No.	Description
10.10.1	Form of Restricted Stock Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 1, 2011);
10.10.2	Form of Restricted Stock Unit (RSU) Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 1, 2011);
10.10.3	Form of Restricted Stock Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.3 of the Company’s Form 10-K filed on March 15, 2012);
10.10.4	Form of Restricted Stock Unit (RSU) Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.4 of the Company’s Form 10-K filed on March 15, 2012);
10.10.5	Form of 2014 Financial-Performance Based Restricted Stock Grant Agreement;*
10.11	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2011);
10.12	MDC Partners Inc. Long Term Cash Incentive Compensation; Forms of Award Agreement*
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines, amended in May 2009 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 10, 2010);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed electronically herewith.