Form 10-Q
period 2014-03-31
MDC PARTNERS INC
filed 2014-04-29
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes   ☐ No   ☒

The numbers of shares outstanding as of April 25, 2014 were: 50,283,325 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Services	$292,569	$265,636
Operating Expenses:
Cost of services sold	191,693	177,858
Office and general expenses	78,174	67,360
Depreciation and amortization	11,295	9,479
	281,162	254,697
Operating profit	11,407	10,939
Other Income (Expense):
Other, net	(6,537)	2,689
Interest expense and finance charges	(12,754)	(12,428)
Loss on redemption of notes	—	(55,588)
Interest income	109	103
	(19,182)	(65,224)
Loss from continuing operations before income taxes, equity in affiliates	(7,775)	(54,285)
Income tax benefit	(334)	(14,250)
Loss from continuing operations before equity in non-consolidated affiliates	(7,441)	(40,035)
Equity in earnings of non-consolidated affiliates	63	41
Loss from continuing operations	(7,378)	(39,994)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(106)	(2,182)
Net loss	(7,484)	(42,176)

Net income attributable to the noncontrolling interests	(1,362)	(982)

Net loss attributable to MDC Partners Inc.	$(8,846)	$(43,158)

Loss Per Common Share:
Basic and Diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.18)	$(0.87)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.05)
Loss attributable to MDC Partners Inc. common shareholders	$(0.18)	$(0.92)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	49,338,332	46,850,840

Stock based compensation expense is included in the following line items above:
Cost of services sold	$2,527	$1,179
Office and general expenses	1,841	3,322
Total	$4,368	$4,501

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(thousands of United States dollars)

	Three Months Ended March 31,
	2014	2013
Comprehensive loss:
Net loss	$(7,484)	$(42,176)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,742	(1,040)
Comprehensive loss	(5,742)	(43,216)
Comprehensive loss attributable to noncontrolling interest	(1,110)	(971)
Comprehensive loss attributable to MDC Partners Inc.	$(6,852)	$(44,187)

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of United States dollars)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,497	$102,007
Accounts receivable, less allowance for doubtful accounts of $1,852 and $2,011	365,475	309,796
Expenditures billable to clients	69,423	63,246
Other current assets	34,535	25,458
Total Current Assets	486,930	500,507
Fixed assets, at cost, less accumulated depreciation of $117,903 and $118,119	50,540	52,071
Investment in non-consolidated affiliates	320	275
Goodwill	873,855	744,333
Other intangibles assets, net	72,800	56,262
Deferred tax asset	22,613	21,131
Other assets	63,214	50,648

Total Assets	$1,570,272	$1,425,227
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$214,568	$246,694
Accruals and other liabilities	256,718	240,580
Advance billings	180,050	149,540
Current portion of long-term debt	424	467
Current portion of deferred acquisition consideration	53,885	53,041
Total Current Liabilities	705,645	690,322
Long-term debt	696,800	664,661
Long-term portion of deferred acquisition consideration	164,893	100,872
Other liabilities	33,068	34,430
Deferred tax liabilities	63,925	63,020

Total Liabilities	1,664,331	1,553,305

Redeemable Noncontrolling Interests (Note 2)	155,980	148,534
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued
Class A Shares, no par value, unlimited authorized, 49,476,405 and 49,092,427 shares issued and outstanding in 2014 and 2013	264,075	262,655
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2014 and 2013, each convertible into one Class A share	1	1
Shares to be issued, 42,000 shares	424	424
Charges in excess of capital	(151,661)	(126,352)
Accumulated deficit	(474,422)	(465,576)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive income (loss)	1,197	(797)
	(360,441)	(329,700)
MDC Partners Inc. Shareholders’ Deficit
Noncontrolling Interests	110,402	53,088
Total Shareholders’ Deficit	(250,039)	(276,612)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,570,272	$1,425,227

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of United States dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,484)	$(42,176)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(106)	(2,182)
Loss from continuing operations	(7,378)	(39,994)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Stock-based compensation	4,368	4,501
Depreciation	4,602	4,638
Amortization of intangibles	6,693	4,841
Amortization of deferred finance charges and debt discount	619	5,653
Loss on redemption of notes	—	50,385
Adjustment to deferred acquisition consideration	8,388	2,314
Deferred income taxes (benefits)	(579)	(14,570)
Earnings of non-consolidated affiliates	(63)	(41)
Distributions in excess of carrying value	—	(3,058)
Other non-current assets and liabilities	(12,188)	1,234
Foreign exchange	5,145	443
Changes in working capital:
Accounts receivable	(54,462)	(41,319)
Expenditures billable to clients	(6,177)	(268)
Prepaid expenses and other current assets	(9,245)	(5,899)
Accounts payable, accruals and other liabilities	(8,326)	(13,333)
Advance billings	29,406	13,019
Cash flows used in continuing operating activities	(39,197)	(31,454)
Discontinued operations	(106)	(1,504)
Net cash used in operating activities	(39,303)	(32,958)
Cash flows from investing activities:
Capital expenditures	(3,016)	(2,915)
Acquisitions, net of cash acquired	(39,951)	—
Proceeds from sale of assets	20	11
Other investments	(2,077)	(1,202)
Profit distributions from affiliates	281	3,096
Cash flows used in continuing investing activities	(44,743)	(1,010)
Discontinued operations	—	(11)
Net cash used in investing activities	(44,743)	(1,021)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	—	550,000
Repayment of 11% notes	—	(425,000)
Proceeds of revolving credit agreement	32,292	—
Acquisition related payments	(10,715)	(2,225)
Repayment of long-term debt	(112)	(618)
Purchase of shares	(3,103)	(3,380)
Premium paid on redemption of notes	—	(50,385)
Deferred financing costs	—	(15,971)
Distributions to noncontrolling partners	(2,276)	(1,387)
Cash overdrafts	(6,853)	(5,756)
Payment of dividends	(9,724)	(210)
Net cash provided by (used in) financing activities	(491)	45,068
Effect of exchange rate changes on cash and cash equivalents	27	(59)
Net increase (decrease) in cash and cash equivalents	(84,510)	11,030
Cash and cash equivalents at beginning of period	102,007	60,330
Cash and cash equivalents at end of period	$17,497	$71,360
Supplemental disclosures:
Cash income taxes paid	$83	$67
Cash interest paid	$334	$18,342
Non-cash transactions:
Dividends payable	$967	$831

See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(thousands of United States dollars)

	Common Stock				Share Capital to Be Issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.		Total
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Loss	Deficit	Interests	Deficit
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$-	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
Net loss attributable to MDC Partners	-	-	-	-	-	-	-	-	(8,846)	-	-	(8,846)	-	(8,846)
Other Comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	1,994	1,994	(252)	1,742
Issuance of restricted stock	501,326	4,523	-	-	-	-	(4,523)	-	-	-	-	-	-	-
Shares acquired and cancelled	(117,348)	(3,103)	-	-	-	-	-	-	-	-	-	(3,103)	-	(3,103)
Stock-based compensation	-	-	-	-	-	-	2,247	-	-	-	-	2,247	-	2,247
Changes in redemption value of redeemable noncontrolling interests	-	-	-	-	-	-	(9,336)	-	-	-	-	(9,336)	-	(9,336)
Changes in noncontrolling interests and redeemable noncontrolling interest from step-up transactions	-	-	-	-	-	-	(4,798)	-	-	-	-	(4,798)	(3,951)	(8,749)
Increase in noncontrolling interests from business acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	61,517	61,517
Dividends paid and to be paid	-	-	-	-	-	-	(8,899)	-	-	-	-	(8,899)	-	(8,899)
Transfer to charges in excess of capital	-	-	-	-	-	-	25,309	(25,309)	-	-	-	-	-	-
Balance at March 31, 2014	49,476,405	$264,075	3,755	$1	42,000	$424	$-	$(151,661)	$(474,422)	$(55)	$1,197	$(360,441)	$110,402	$(250,039)

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10 % of the Company’s consolidated accounts receivable at March 31, 2014 or December 31, 2013. Furthermore, the Company did not have a client that accounted for more than 10 % of the Company’s revenue for the three months ended March 31, 2014 or for the three months ended March 31, 2013.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2014 and December 31, 2013, is approximately $7,392 and $44, respectively, of cash restricted as to withdrawal pursuant to various trust agreements and a collateral agreement with customer’s contractual requirements.

Business Combinations. Valuation of acquired companies is based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2014 and 2013, $8,022 and $ 2,296 of expense was recognized in operations related to changes in estimated value, respectively. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the three months ended March 31, 2014 and 2013, $1,071 and $536 of acquisition related costs have been charged to operations, respectively.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three months ended March 31, 2014 and 2013, there have been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	March 31,	December 31,
	2014	2013
Beginning Balance	$148,534	$117,953
Redemptions	(1,605)	(4,270)
Granted	—	—
Changes in redemption value	9,336	35,689
Currency Translation Adjustments	(285)	(838)
Ending Balance	$155,980	$148,534

Variable Interest Entity. Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for all periods subsequent to the date of investment. The Company acquired a 30 % voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to

70 % at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at March 31, 2014 were $223,478 and $181,166, respectively and at December 31, 2013 were $224,964 and $179,501, respectively.

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

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes.   The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance for its US net operating losses.   During the three months ended March 31, 2014 and 2013, the Company had losses in non-US based entities where a valuation allowance was not deemed necessary.

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

During the three months ended March 31, 2014, the Company issued 125,578 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $3,166 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 806,920 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of March 31, 2014.

3.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2014	2013
Numerator
Numerator for basic loss per common share – loss from continuing operations	$(7,378)	$(39,994)
Net income attributable to the noncontrolling interests	(1,362)	(982)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(8,740)	(40,976)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(8,740)	$(40,976)
Denominator
Denominator for basic loss per common share – adjusted weighted shares	49,338,332	46,850,840
Effect of dilutive securities	—	—
Denominator for diluted loss per common share - adjusted weighted shares	49,338,332	46,850,840
Basic and diluted loss per common share from continuing operations attributable to MDC Partners Inc.	$(0.18)	$(0.87)

During the three months ended March 31, 2014, options and other rights to purchase 1,113,210 shares of common stock, which includes 1,000,710 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three months ended March 31, 2013, options and other rights to purchase 5,718,488 shares of common stock, which includes 1,269,404 shares of non-vested restricted stock, were outstanding but were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.	Acquisitions

Pro forma financial information has not been presented for the 2014 since there were no material acquisitions. During the three months of 2014, the Company completed acquisitions and a number of step-up transactions to increase its equity ownership percentage in majority owned entities. Included in the Company’s consolidated statement of operations for the three months ended March 31, 2014 was revenue of $5,662, and net income of $724, related to 2014 acquisitions.

2014 Acquisitions

During the first quarter of 2014, the Company entered into acquisitions and various immaterial transactions with certain majority owned entities. Effective January 1, 2014, MDC acquired 60% of the equity interests of Luntz Global Partners LLC (“LG”). Effective February 14, 2014 MDC acquired 65% of the equity interests of Kingsdale Partners LP (“Kingsdale”). LG and Kingsdale are both in the Company’s Performance Marketing Services segment.

The aggregate purchase price has an estimated present value at acquisition date of $95,890 and consisted of total closing cash payments of $41,315, and additional deferred acquisition consideration that are based on the financial results of the underlying businesses from 2013 to 2017 with final payments due in 2018 that have an estimated present value at acquisition date of $54,575. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $22,998 consisting primarily of customer lists, a technology asset, and covenants not to compete, and goodwill of $132,478 representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $61,516 as the present value of noncontrolling interest. The intangibles and goodwill of $57,880 are tax deductible.

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

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100 % owned subsidiaries during the three months ended March 31 were as follows:

Net Loss Attributable to MDC Partners Inc. and

Transfers (to) from the Noncontrolling Interest

	Three Months Ended March 31,
	2014	2013
Net loss attributable to MDC Partners Inc.	$(8,846)	$(43,158)
Transfers to the noncontrolling interest:
Increase (Decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Iinterests	(4,798)	(1,059)
Net transfers to noncontrolling interest	$(4,798)	$(1,059)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interest	$(13,644)	$(44,217)

5.	Accruals and Other Liabilities

At March 31, 2014 and December 31, 2013, accruals and other liabilities included accrued media of $156,551 and $144,161,respectively; trust liabilities of $7,230 and nil; respectively, and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,243 and $5,210, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2013 and three months ended March 31, 2014 were as follows:

Noncontrolling Interests
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	6,461
Distributions made	(5,525)
Cumulative translation adjustments	650
Balance, December 31, 2013	$5,210
Income attributable to noncontrolling interests	1,362
Distributions made	(2,276)
Other	(53)
Balance, March 31, 2014	$4,243

Other primarily relates to step-up transactions and discontinued operations and cumulative translation adjustments.

6.	Discontinued Operations

In 2013, the Company discontinued a subsidiary and an operating division.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013 was the following:

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$1,183

Operating loss	$—	$(683)

Other expense	$(106)	$(69)

Noncontrolling interest expense (recovery)	—	(42)

Loss on disposal	—	(1,388)

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(106)	$(2,182)

7.	Debt

Debt consists of:

	March 31,	December 31,
	2014	2013

Revolving credit agreement	$32,292	$—
6.75% Senior Notes due 2020	660,000	660,000
Original issue premium	3,918	4,056
Notes payable and other bank loans	80	120
	696,290	664,176
Obligations under capital leases	934	952
	697,224	665,128

Less current portion:	424	467
	$696,800	$664,661

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

7.	Debt – (continued)

Credit Agreement

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

At March 31, 2014, the Company had issued $5,192 of undrawn outstanding Letters of Credit.

At March 31, 2014 and December 31, 2013, accounts payable included $27,459 and $34,312 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	Level 1		Level 1
	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$663,918	$694,650	$664,056	$690,525

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2014	2013
Beginning Balance of contingent payments	$151,848	$194,795
Payments	(3,965)	(106,460)
Grants	46,088	31,608
Redemption value adjustments	9,415	38,712
Transfers (to) from fixed payments	(5,146)	(6,318)
Foreign translation adjustment	(270)	(489)
Ending Balance of contingent payments	$197,970	$151,848

In addition to the above amounts, there are fixed payments of $20,808 and $2,065 for total deferred acquisition consideration of $218,778 and $153,913, which reconciles to the consolidated financial statements at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014 and December 31, 2013, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.	Other Income (Expense)

	Three Months Ended March 31,
	2014	2013
Other income (expense)	$(20)	$(307)
Distribution in excess of carrying value	—	3,058
Foreign currency loss	(6,517)	(62)
	$(6,537)	$2,689

10.	Segment Information

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2014

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$205,948	$86,621	$—	$292,569

Cost of services sold	133,132	58,561	—	191,693

Office and general expenses	44,167	24,032	9,975	78,174

Depreciation and amortization	5,046	5,747	502	11,295

Operating Profit (Loss)	23,603	(1,719)	(10,477)	11,407

Other Income (Expense):
Other income, net				(6,537)
Interest expense, net				(12,645)

Loss from continuing operations before income taxes, equity in affiliates				(7,775)
Income tax benefit				(334)

Loss from continuing operations before equity in affiliates				(7,441)
Equity in earnings of non-consolidated affiliates				63

Loss from continuing operations				(7,378)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(106)

Net loss				(7,484)

Net income attributable to the noncontrolling interests	(1,342)	(20)	—	(1,362)
Net loss attributable to MDC Partners Inc.				$(8,846)

Stock based compensation	$2,139	$1,277	$952	$4,368

Supplemental Segment Information:

Capital expenditures	$1,621	$854	$541	$3,016

Goodwill and intangibles	$512,931	$433,724	$—	$946,655

Total Assets	$839,792	$594,088	$136,392	$1,570,272

Three Months Ended March 31, 2013

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$183,430	$82,206	$—	$265,636

Cost of services sold	118,571	59,287	—	177,858

Office and general expenses	36,428	20,787	10,145	67,360

Depreciation and amortization	5,774	3,340	365	9,479

Operating Profit (Loss)	22,657	(1,208)	(10,510)	10,939

Other Income (Expense):
Other expense, net				2,689
Interest expense, net				(67,913)

Loss from continuing operations before income taxes, equity in affiliates				(54,285)
Income tax benefit				(14,250)

Loss from continuing operations before equity in affiliates				(40,035)
Equity in earnings of non-consolidated affiliates				41

Loss from continuing operations				(39,994)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(2,182)

Net loss				(42,176)

Net income attributable to the noncontrolling interests	(762)	(220)	—	(982)
Net loss attributable to MDC Partners Inc.				$(43,158)

Stock based compensation	$1,141	$829	$2,531	$4,501

Supplemental Segment Information:

Capital expenditures	$1,774	$1,052	$89	$2,915

Goodwill and intangibles	$528,944	$248,096	$—	$777,040

Total Assets	$852,901	$404,072	$161,536	$1,418,509

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2014	$243,305	$30,913	$18,351	$292,569
2013	$219,509	$32,055	$14,072	$265,636

11.	Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2014 to 2019. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2014, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $16,440 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,039 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $139,540 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at March 31, 2014 is $155,980 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2014 and 2013, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $6,334 of investments. At March 31, 2014, the Company had issued $5,192 of undrawn outstanding letters of credit.

12.	New Accounting Pronouncements

In April 2014, the FASB issued Standards Updatre No 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. This update changes the requirements for reporting discontinued operations and requires additional disclosures. This guidance is effective for the Company beginning January 1, 2015. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

13.	Subsequent Events

On April 2, 2014, the Company issued an additional $75,000 aggregate principal amount of 6.75% senior unsecured notes due 2020 (the “Notes”). The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77,452, which included an original issue premium of $3,938, and underwriter fees of $1,500 and prepayment of interest of $14. MDC intends to use the proceeds from the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding (if any) under our senior secured revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2014 means the period beginning January 1, 2014, and ending December 31, 2014).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2014 and 2013 and the financial condition of the Company as of March 31, 2014. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2013 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Acquisitions and Dispositions. Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2009 to 2014 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations:

Three Months Ended March 31, 2014

(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total

Revenue	$205,948	$86,621	$—	$292,569

Cost of services sold	133,132	58,561	—	191,693

Office and general expenses	44,167	24,032	9,975	78,174

Depreciation and amortization	5,046	5,747	502	11,295

Operating Profit (Loss)	23,603	(1,719)	(10,477)	11,407

Other Income (Expense):
Other income, net				(6,537)
Interest expense, net				(12,645)

Loss from continuing operations before income taxes, equity in affiliates				(7,775)
Income tax benefit				(334)

Loss from continuing operations before equity in affiliates				(7,441)
Equity in earnings of non-consolidated affiliates				63

Loss from continuing operations				(7,378)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(106)
Net loss				(7,484)

Net income attributable to the noncontrolling interests	(1,342)	(20)	—	(1,362)
Net loss attributable to MDC Partners Inc.				$(8,846)

Stock based compensation	$2,139	$1,277	$952	$4,368

Three Months Ended March 31, 2013

(thousands of United States dollars)

	Strategic	Performance
	Marketing	Marketing
	Services	Services	Corporate	Total

Revenue	$183,430	$82,206	$—	$265,636

Cost of services sold	118,571	59,287	—	177,858

Office and general expenses	36,428	20,787	10,145	67,360

Depreciation and amortization	5,774	3,340	365	9,479

Operating Profit (Loss)	22,657	(1,208)	(10,510)	10,939

Other Income (Expense):
Other income, net				2,689
Interest expense, net				(67,913)

Loss from continuing operations before income taxes, equity in affiliates				(54,285)
Income tax benefit				(14,250)

Loss from continuing operations before equity in affiliates				(40,035)
Equity in earnings of non-consolidated affiliates				41

Loss from continuing operations				(39,994)

Loss from discontinued operations attributable to MDC Partners Inc. net of taxes				(2,182)

Net loss				(42,176)

Net income attributable to the noncontrolling interests	(762)	(220)	—	(982)
Net loss attributable to MDC Partners Inc.				$(43,158)

Stock based compensation	$1,141	$829	$2,531	$4,501

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Revenue was $292.6 million for the quarter ended March 31, 2014, representing an increase of $26.9 million, or 10.1%, compared to revenue of $265.6 million for the quarter ended March 31, 2013. This revenue increase related primarily to organic growth of $22.1 million and acquisition growth of $7.4 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended March 31, 2014, resulted in decreased revenues of $2.6 million.

The operating profit for the quarter ended March 31, 2014 was $11.4 million, compared to operating profit of $10.9 million for the quarter ended March 31, 2013. The increase in operating profit was primarily the result of an increase in operating profit of $0.9 million in the Strategic Marketing Services segment, offset by a decrease of $0.5 million within the Performance Marketing Services segment.

Loss from continuing operations for the first quarter of 2014 was $7.4 million, compared to a loss of $40.0 million for the first quarter ended March 31, 2013. This decrease in loss of $32.6 million was primarily the result of the 2013 premium on redemption of notes of $55.6 million, offset by a decrease in other income of $9.2 million, and a decrease in the income tax benefit of $13.9 million.

Marketing Communications Group

Revenues in the third quarter of 2014 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $292.6 million compared to $265.6 million in the first quarter of 2013, representing a year-over-year increase of 10.1%.

The components of the increase in revenue in 2014 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended March 31, 2013	$265,636
Organic	22,056	8.3%
Acquisitions	7,445	2.8%
Foreign exchange impact	(2,568)	(1.0)%
Quarter ended March 31, 2014	$292,569	10.1%

The geographic mix in revenues was consistent between the first quarter of 2014 and 2013 and is demonstrated in the following table:

	2014	2013
US	83%	83%
Canada	11%	12%
Other	6%	5%

The operating profit of the Marketing Communications Group increased by $0.4 million to $21.9 million from $21.5 million. Operating margins decreased by 0.7% and were 7.5% for 2014, compared to 8.1% for 2013. The increase in operating profit and decrease in operating margin was primarily due to increases in revenue and decreases in total staff costs, offset by increases in direct costs, (excluding staff costs) office and general expenses, and depreciation and amortization. Direct costs increased as a percentage of revenues from 13.4% in 2013, to 13.7% in 2014. Total staff costs decreased as a percentage of revenue from 61.1% in 2013 to 59.4% in 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff which have resulted in increased revenues. Direct costs increased as there were increased pass-through costs incurred on the clients’ behalf during the first quarter of 2014 where the company was acting as principal versus agent for certain client contracts. Office and general expenses increased as a percentage of revenue from 21.5% in 2013, to 23.3% in 2014.  This increase was primarily due to an increase of $5.7 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue increased from 3.4% in 2013 to 3.7% in 2014 due to the recent acquisitions in the fourth quarter of 2013 and first quarter of 2014.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the first quarter of 2014 were $205.9 million, compared to $183.4 million in the first quarter of 2013. The year-over-year increase of $22.5 million or 12.3% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $0.9 million from $22.7 million in the first quarter of 2013 to $23.6 million in the first quarter of 2014. Operating margins decreased from 12.4% in the first quarter of 2013 to 11.5% in the first quarter of 2014. The increase in operating profits and decrease in operating margins was primarily due to increases in revenues and decreases in direct costs (excluding staff labor), and depreciation and amortization, offset by increases in total staff costs and office and general costs. Direct costs decreased from 9.1% in 2013 to 8.7% in 2014 .Total staff costs increased as a percentage of revenue from 61.3% in the first quarter of 2013 to 62.0% in the first quarter of 2014. Total staff costs increased due to severance costs incurred due to certain client losses. Office and general expenses increased as a percentage of revenue from 19.9% in the first quarter of 2013 to 21.5% in the first quarter of 2014. The increase was due to an increase of $3.9 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue decreased from 3.2% in the first quarter of 2013 to 2.5% in the first quarter of 2014 due to increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $86.6 million for the first quarter of 2014, an increase of $4.4 million, or 5.4% compared to $82.2 million in the first quarter of 2013. The year over year increase was attributed primarily to acquisition growth of 9.1%, offset by an organic revenue decline of 1.7% due to timing of when client projects and events will be executed. In addition, a strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services decreased by $0.5 million, from an operating loss of $1.2 million in the first quarter of 2013 to a loss of $1.7 million in the first quarter of 2014. Operating margins decreased from a loss of 1.5% in 2013, to a loss of 2.0% in 2014. The decrease in operating profits and operating margins were primarily due to increases in direct costs, (excluding staff labor), office and general costs and depreciation and amortization, offset by a decrease in total staff costs. Total staff costs decreased from 60.5% in 2013 to 53.2% in 2014 continuing the trend started in 2013 to reduce overall staff costs. Direct costs increased from 22.9% in 2013 to 25.6% in 2014. Office and general costs increased from 25.3% in 2013 to 27.7% in 2014. The increase was due to an increase of $1.8 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 4.1% in 2013 to 6.6% in 2014 due to the recent acquisitions in the fourth quarter of 2013 and first quarter of 2014.

Corporate

Operating costs related to the Company’s Corporate operations totaled $10.5 million in the first quarter of 2014 and the first quarter of 2013. Overall corporate operation costs were consistent year over year.

Other Income, Net

Other income (expense) decreased to expense of $6.5 million in the first quarter of 2014 compared to income of $2.7 million in the first quarter of 2013. The decrease was primarily related to a distribution received in excess of the assets carrying value of $3.1 million, and an unrealized foreign exchange loss of $0.1 million in 2013 compared to an unrealized foreign exchange loss of $6.5 million in 2014. Specifically, these unrealized losses were due primarily to the fluctuation in the US dollar during 2014 and 2013 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the first quarter of 2014 was $12.6 million, a decrease of $55.3 million over the $67.9 million of net interest expense incurred during the first quarter of 2013. The decrease in interest expense in 2014 was due to the 2013 loss paid on the redemption of the Company’s 11% Notes of $55.6 million, offset by an increase in the outstanding principal amount of 6.75% notes.

Income Taxes

 Income tax benefit was $0.3 million in the first quarter of 2014 compared to a benefit of $14.3 million for the first quarter of 2013. The Company’s effective tax rate in 2014 was substantially lower due to noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the Company’s effective tax rate was lower due to losses in certain tax jurisdictions where the benefits are not expected to be realized. The Company’s 2013 effective rate is consistent with the statuary rate.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had nominal income in both 2013 and 2014.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.4 million for the first quarter of 2014, an increase of $0.4 million from the $1.0 million of noncontrolling interest expense incurred during the first quarter of 2013, primarily due to the Company’s increase in profitability of certain entities within the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $0.1 million for the first quarter of 2014 and $2.2 million for the first quarter of 2013.

Net Loss attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first quarter of 2014 was $8.8 million, or a loss of $0.18 per diluted share.   This amount is compared to a net loss attributable to MDC Partners Inc. of $43.2 million or a loss of $0.92 per diluted share reported for the first quarter of 2013.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2014	As of and for the three months ended March 31, 2013	As of and for the year ended December 31, 2013
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$17,497	$71,360	$102,007
Working capital (deficit)	$(218,715)	$(165,908)	$(189,815)
Cash from (used in) operations	$(39,302)	$(32,958)	$59,299
Cash from (used in) investing	$(44,743)	$(1,021)	$(30,124)
Cash from (used in) financing	$(491)	$45,068	$10,492
Long-term debt to total equity ratio	(2.79)	(4.19)	(2.40)
Fixed charge coverage ratio	N/A	N/A	N/A
Fixed charge deficiency	$7,767	$51,189	$131,829

As of March 31, 2014 and December 31, 2013, $7.4 million and $0.7 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital3

At March 31, 2014, the Company had a working capital deficit of $218.7 million compared to a deficit of $189.8 million at December 31, 2013. The increase in working capital deficit was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2014, $4.2 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used by continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2014 was $39.2 million. This was attributable to the loss from continuing operations of $7.4 million, an increase in accounts receivable of $54.5 million, a net increase in other non-current assets and liabilities of $12.2 million, an increase in prepaid expenses and other current assets of $9.2 million, a decrease in accounts payable, accruals, and other liabilities of $8.3 million, expenditures billable to clients of $6.2 million, and deferred income taxes of $0.6 million This was offset in part by an increase in advanced billings of $29.4 million, depreciation and amortization of intangibles and stock compensation of $15.7 million, amortization of deferred finance charges and debt discount of $0.6 million, adjustments to deferred acquisition consideration of $8.4 million and foreign exchange of $5.1 million. Discontinued operations attributable to MDC Partners used cash of $0.1 million in the three months ended March 31, 2014.

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2013 was $31.5 million. This was attributable primarily to a net loss from continuing operations of $40.0 million, an increase in accounts receivable of $41.3 million, a decrease in deferred income tax of $14.6 million, a decrease in accounts payables, accruals, and other liabilities of $13.3 million, an increase in prepaid expenses and other current assets of $5.9 million, distributions in excess of carrying value of $3.1 million, and an increase in expenditures billable to clients of $0.3 million. This use of cash was offset by the loss on the redemption of notes of $50.4 million, depreciation and amortization of intangibles and stock compensation of $14.0 million, an increase in advanced billings of $13.0 million, amortization of deferred financing costs and debt discount of $5.7 million, adjustments to deferred acquisition consideration for $2.3 million, a decrease in other non-current assets and liabilities of $1.2 million and foreign exchange of $0.4 million. Discontinued operations attributable to MDC Partners used cash of $1.5 million in the three months ended March 31, 2013.

Investing Activities

Cash flows used in investing activities was $44.7 million for the three months ended March 31, 2014, compared with a cash flow used of $1.0 million in the three months ended March 31, 2013. In the three months ended March 31, 2014, the Company used $40.0 million, net of cash acquired for the Kingsdale Partners LP and Luntz Global Partners LLC acquisitions. The Company also used $2.1 million for other investments. These outflows were offset by $0.3 million of profit distributions from affiliates.

In the three months ended March 31, 2014, capital expenditures totaled $3.0 million, of which $1.6 million was incurred by the Strategic Marketing Services segment, $0.9 million was incurred by the Performance Marketing Services segment, and $0.5 million was incurred by corporate. In the three months ended March 31, 2013, capital expenditures totaled $2.9 million, of which $1.7 million was incurred by the Strategic Marketing Services segment, $1.1 million was incurred by the Performance Marketing Services segment, and $0.1 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements.

In the three months ended March 31, 2013, the Company paid $1.2 million for other investments. These outflows were offset by $3.1 million of profit distributions from affiliates.

Financing Activities

During the three months ended March 31, 2014, cash flows used in financing activities amounted to $0.5 million, and consisted of $10.7 million of acquisition related payments, payment of dividends of $9.7 million, cash overdraft of $6.9 million, the purchase of treasury shares for income tax withholding requirements of $3.1 million, distributions to noncontrolling partners of $2.3 million, and repayments of long term debt of $0.1 million, offset by $32.3 million borrowed under the credit agreement.

During the three months ended March 31, 2013, cash flows provided by financing activities amounted to $45.1 million, and consisted primarily of proceeds from the issuance of the 6.75% Notes of $550.0 million offset by the repayment of the 11% Notes of $425.0 million, premium paid on redemption of notes of $50.4 million, and deferred financing costs of $16.0 million. In addition, there was cash overdrafts of $5.8 million, $2.2 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $3.4 million, $1.4 million of distributions to noncontrolling partners, repayments of long term debt of $0.6 million and $0.2 million of dividend payments.

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

Debt as of March 31, 2014 was $697.2 million, an increase of $32.1 million, compared with $665.1 million outstanding at December 31, 2013. This increase in debt was a result of the Company’s borrowing on the Credit Agreement. At March 31, 2014, approximately $187.5 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2014, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

March 31, 2014
Total Senior Leverage Ratio	0.20
Maximum per covenant	2.00

Total Leverage Ratio	3.74
Maximum per covenant	5.50

Fixed Charges Ratio	5.89
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization	$186,926
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at March 31, 2014. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At March 31, 2014, there was $218.8 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2014 to 2019. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2014, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $16.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.0 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $139.4 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.2 million of the estimated $16.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.6 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2014	2015	2016	2017	2018 & Thereafter	Total
	($ Millions)
Cash	$1.8	$3.7	$3.7	$4.1	$2.1	$15.4
Shares	0.3	0.3	0.4	0.0	0.0	1.0
	$2.1	$4.0	$4.1	$4.1	$2.1	$16.4	(1)
Operating income before depreciation and amortization to be received(2)	$1.7	$1.9	$0.1	$0.9	$—	$4.6
Cumulative operating income before depreciation and amortization(3)	$1.7	$3.6	$3.7	$4.6	$4.6		(5)

(1)	This amount is in addition to put options only exercisable upon termination not within the control of the Company, or death, of $139.5 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

(2)	This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

(3)	Cumulative operating income before depreciation and amortization represents the cumulative amounts to be received by the Company.

(4)	The timing of consideration to be paid varies by contract and does not necessarily correspond to the date of the exercise of the put.

(5)	Amounts are not presented as they would not be meaningful due to multiple periods included.

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

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.

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

New Accounting Pronouncements

In April 2014, the FASB issued Standards Update No 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. This update changes the requirements for reporting discontinued operations and requires additional disclosures. This guidance is effective for the Company beginning January 1, 2015. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s 2013 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:  At March 31, 2014, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $32.3 million borrowings under the Credit Agreement, as of March 31, 2014, a 1.0% increase or decrease in the weighted average interest rate, which was 4.5% at March 31, 2014, would have a $0.3 million interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur a $2.0 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Senior Vice President, Chief Accounting Officer

April 29, 2014

EXHIBIT INDEX

Exhibit No.	Description

4.1	Fourth Supplemental Indenture, dated as of March 14, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020.*

4.2	Fifth Supplemental Indenture, dated as of April 2, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014).

10.1	Consent and Third Amendment, with an effective date of March 27, 2014, to Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2014).

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

101	Interactive data file.*

* Filed electronically herewith.

