Form 10-Q
period 2014-06-30
MDC PARTNERS INC
filed 2014-08-11
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number: 001-13718
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
Yes   ☐ No   ☒
The numbers of shares outstanding as of July 28, 2014 were: 50,401,425 Class A subordinate voting shares and 3,755 Class B multiple voting shares.
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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Services	$317,719	$287,499	$610,288	$553,135
Operating Expenses:
Cost of services sold	200,182	189,677	391,875	367,535
Office and general expenses	78,558	60,845	156,732	128,205
Depreciation and amortization	10,730	9,488	22,025	18,967
	289,470	260,010	570,632	514,707
Operating profit	28,249	27,489	39,656	38,428
Other Income (Expense):
Other, net	7,302	(2,880)	765	(191)
Interest expense and finance charges	(13,882)	(10,375)	(26,636)	(22,803)
Loss on redemption of notes	—	—	—	(55,588)
Interest income	1	62	110	165
	(6,579)	(13,193)	(25,761)	(78,417)
Income (loss) from continuing operations before income taxes and equity in non-consolidated affiliates	21,670	14,296	13,895	(39,989)
Income tax expense (benefit)	3,378	1,727	3,044	(12,523)
Income (loss) from continuing operations before equity in non-consolidated affiliates	18,292	12,569	10,851	(27,466)
Equity in earnings of non-consolidated affiliates	79	82	142	123
Income (loss) from continuing operations	18,371	12,651	10,993	(27,343)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(152)	(1,321)	(258)	(3,503)
Net income (loss)	18,219	11,330	10,735	(30,846)

Net income attributable to the noncontrolling interests	(1,749)	(1,514)	(3,111)	(2,496)

Net income (loss) attributable to MDC Partners Inc.	$16,470	$9,816	$7,624	$(33,342)

Income (loss) Per Common Share
Basic:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.34	$0.24	$0.16	$(0.64)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.03)	(0.01)	(0.07)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.34	$0.21	$0.15	$(0.71)

Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.33	$0.22	$0.16	$(0.64)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.03)	(0.01)	(0.07)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.33	$0.19	$0.15	$(0.71)

Weighted Average Number of Common Shares Outstanding:
Basic	49,546,062	47,098,392	49,442,770	46,975,299
Diluted	50,195,321	51,174,437	50,106,545	46,975,299

Stock based compensation expense is included in the following line items above:
Cost of services sold	$2,227	$2,117	$4,754	$3,296
Office and general expenses	2,201	2,637	4,042	5,959
Total	$4,428	$4,754	$8,796	$9,255
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive Income (Loss)
Net income (loss)	$18,219	$11,330	$10,735	$(30,846)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(983)	(574)	759	(1,614)
Other comprehensive income (loss)	(983)	(574)	759	(1,614)
Comprehensive loss attributable to noncontrolling interest	(3,106)	(1,500)	(4,216)	(2,471)
Comprehensive income (loss) attributable to MDC Partners Inc.	$14,130	$9,256	$7,278	$(34,931)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72,339	$102,007
Accounts receivable, less allowance for doubtful accounts of $1,828 and $2,011	394,342	309,796
Expenditures billable to clients	91,880	63,246
Other current assets	31,733	25,458
Total Current Assets	590,294	500,507
Fixed assets, at cost, less accumulated depreciation of $118,849 and $118,119	50,709	52,071
Investment in non-consolidated affiliates	412	275
Goodwill	882,667	744,333
Other intangibles assets, net	68,817	56,262
Deferred tax asset	21,363	21,131
Other assets	70,756	50,648

Total Assets	$1,685,018	$1,425,227
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$289,505	$246,694
Accruals and other liabilities	267,048	240,580
Advance billings	192,906	149,540
Current portion of long-term debt	617	467
Current portion of deferred acquisition consideration	69,138	53,041
Total Current Liabilities	819,214	690,322
Long-term debt	743,599	664,661
Long-term portion of deferred acquisition consideration	111,668	100,872
Other liabilities	32,635	34,430
Deferred tax liabilities	65,413	63,020

Total Liabilities	1,772,529	1,553,305

Redeemable Noncontrolling Interests (Note 2)	164,508	148,534
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,586,042 and 49,092,427 shares issued and outstanding in 2014 and 2013	265,614	262,655
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2014 and 2013, each convertible into one Class A share	1	1
Shares to be issued, 42,000 shares	—	424
Charges in excess of capital	(170,068)	(126,352)
Accumulated deficit	(457,952)	(465,576)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive loss	(1,143)	(797)
MDC Partners Inc. Shareholders' Deficit	(363,603)	(329,700)

Noncontrolling Interests	111,584	53,088
Total Shareholders' Deficit	(252,019)	(276,612)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,685,018	$1,425,227
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollar)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,735	$(30,846)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(258)	(3,503)
Income (loss) from continuing operations	10,993	(27,343)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	8,796	9,255
Depreciation	9,182	9,233
Amortization of intangibles	12,843	9,734
Amortization of deferred finance charges and debt discount	1,145	6,303
Loss on redemption of notes	—	50,385
Adjustment to deferred acquisition consideration	12,954	4,357
Deferred income taxes (benefits)	2,165	(12,885)
Earnings of non-consolidated affiliates	(142)	(123)
Distributions in excess of carrying value	—	(3,058)
Other non-current assets and liabilities	(11,971)	(17,082)
Foreign exchange	(294)	1,445
Changes in working capital:	0	0
Accounts receivable	(83,062)	(12,059)
Expenditures billable to clients	(28,634)	1,670
Prepaid expenses and other current assets	(6,655)	(4,555)
Accounts payable, accruals and other liabilities	63,517	34,641
Advance billings	42,262	5,900
Cash flows provided by continuing operating activities	33,099	55,818
Discontinued operations	(258)	(1,747)
Net cash provided by operating activities	32,841	54,071
Cash flows from investing activities:
Capital expenditures	(6,845)	(9,607)
Deposits	(6,747)	—
Acquisitions, net of cash acquired	(41,952)	(510)
Proceeds from sale of assets	26	168
Other investments	(3,450)	(2,175)
Profit distributions from affiliates	637	3,096
Cash flows used in continuing investing activities	(58,331)	(9,028)
Discontinued operations	—	(11)
Net cash used in investing activities	(58,331)	(9,039)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	78,937	550,000
Repayment of 11% notes	—	(425,000)
Acquisition related payments	(61,358)	(77,183)
Repayment of long-term debt	(246)	(731)
Purchase of shares	(3,541)	(4,400)
Premium paid on redemption of notes	—	(50,385)
Deferred financing costs	(1,500)	(15,971)
Distributions to noncontrolling partners	(5,184)	(4,920)
Cash overdrafts	7,619	8,756
Payment of dividends	(18,632)	(9,156)
Other	57	582
Net cash used in financing activities	(3,848)	(28,408)
Effect of exchange rate changes on cash and cash equivalents	(330)	382
Increase (decrease) in cash and cash equivalents	(29,668)	17,006
Cash and cash equivalents at beginning of period	102,007	60,330
Cash and cash equivalents at end of period	$72,339	$77,336
Supplemental disclosures:
Capital Leases	$748	$183
Cash income taxes paid	$118	$199
Cash interest paid	$22,623	$18,520
Non-cash transactions:
Dividends payable	$1,155	$243
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock				Share Capital to Be Issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.		Total
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Loss	Deficit	Interests	Deficit
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
Net income attributable to MDC Partners	—	—	—	—	—	—	—	—	7,624	—	—	7,624	—	7,624
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(346)	(346)	1,105	759
Issuance of restricted stock	584,686	5,585	—	—	—	—	(5,585)	—	—	—	—	—	—	—
Shares acquired and cancelled	(133,071)	(3,541)	—	—	—	—	—	—	—	—	—	(3,541)	—	(3,541)
Stock-based compensation	—	—	—	—	—	—	4,511	—	—	—	—	4,511	—	4,511
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(17,974)	—	—	—	—	(17,974)	—	(17,974)
Changes in noncontrolling interests and redeemable noncontrolling interest from step-up transactions	—	—	—	—	—	—	(6,238)	—	—	—	—	(6,238)	(4,126)	(10,364)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	61,517	61,517
Dividends paid and to be paid	—	—	—	—	—	—	(17,993)	—	—	—	—	(17,993)	—	(17,993)
Other	42,000	915	—	—	(42,000)	(424)	(437)	—	—	—	—	54	—	54
Transfer to charges in excess of capital	—	—	—	—	—	—	43,716	(43,716)	—	—	—	—	—	—
Balance at June 30, 2014	49,586,042	$265,614	3,755	$1	—	$—	$—	$(170,068)	$(457,952)	$(55)	$(1,143)	$(363,603)	$111,584	$(252,019)
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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2014 or

December 31, 2013. Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2014 or for the six months ended June 30, 2013.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at June 30, 2014 and December 31, 2013, is approximately $6,817 and $44, respectively, of cash restricted as to withdrawal pursuant to various trust agreements and a collateral agreement with customer’s contractual requirements.

Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee.  In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees.  During the six month period ended June 30, 2014, the Company liquidated one such equity interest position in exchange for an aggregate purchase price equal to $7,700.  The purchaser of this equity investment was a current investor in such entity and an executive officer of one of our subsidiary partner agencies.

Business Combinations. Valuation of acquired companies is based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended June 30, 2014 and 2013, $4,071 and $2,387 of expense was recognized in operations related to changes in estimated value, respectively. For the six months ended June 30, 2014 and 2013, $12,093 and $4,683 of expense was recognized in operations related to changes in estimated value, respectively. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the three months ended June 30, 2014 and 2013, $984 and $475 of acquisition related costs have been charged to operations, respectively. For the six months ended June 30, 2014 and 2013, $2,055 and $1,011 of acquisition related costs have been charged to operations, respectively.

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

The Company has recorded its put options as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three and six months ended June 30, 2014 and 2013, there have been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	June 30, 2014	December 31, 2013
Beginning Balance	$148,534	$117,953
Redemptions	(1,963)	(4,270)
Granted	—	—
Changes in redemption value	17,974	35,689
Currency Translation Adjustments	(37)	(838)
Ending Balance	$164,508	$148,534

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

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at June 30, 2014 were $209,839 and $150,653, respectively and at December 31, 2013 were $224,964 and $179,501, respectively.

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

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes.   The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance for its US net operating losses.   During the three and six months ended June 30, 2014 and 2013, the effective tax rate was generally lower than the statutory rate due to losses in non-US based entities where a valuation allowance was not deemed necessary and utilization of previously fully reserved net operating losses.

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

From time to time, certain acquisitions and step up acquisitions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation.

During the six months ended June 30, 2014, the Company issued 213,783 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $5,237 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 802,883 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of June 30, 2014.

3.    Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Numerator for basic income (loss) per common share - loss from continuing operations	$18,371	$12,651	$10,993	$(27,343)
Net income attributable to the noncontrolling interests	(1,749)	(1,514)	(3,111)	(2,496)
Net income (loss) attributable to MDC Partners Inc. common shareholders	16,622	11,137	7,882	(29,839)
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share - loss attributable to MDC Partners Inc. common shareholders from continuing operations	$16,622	$11,137	$7,882	$(29,839)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	49,546,062	47,098,392	49,442,770	46,975,299
Effect of dilutive securities	649,259	4,076,045	663,775	—
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	50,195,321	51,174,437	50,106,545	46,975,299
Basic income (loss) per common share from continuing operations	$0.34	$0.24	$0.16	$(0.64)
Diluted income (loss) per common share from continuing operations	$0.33	$0.22	$0.16	$(0.64)

During the three and six months ended June 30, 2014, options and other rights to purchase 1,118,055 shares of common stock, which includes 1,005,555 shares of non-vested restricted stock and restricted stock units, were outstanding and were included in the computation of diluted income per common share.

During the three months ended June 30, 2013, options and other rights to purchase 3,781,879 shares of common stock, which includes 855,959 shares of non-vested restricted stock, were outstanding and were included in the computation of diluted income per common share.

During the six months ended June 30, 2013, options and other rights to purchase 3,781,879 shares of common stock, which includes 855,959 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.    Acquisitions

Pro forma financial information has not been presented for 2014 since there were no material acquisitions. During 2014, the Company completed a number of non-material acquisitions and a number of step-up transactions to increase its equity ownership percentage in majority owned entities. Included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2014 was revenue of $10,480 and $16,141 and net income of $3,456 and $4,085, respectively, related to 2014 acquisitions.

2014 Acquisitions

During 2014, the Company entered into several acquisitions and various immaterial transactions with certain majority owned entities. Effective January 1, 2014, MDC acquired 60% of the equity interests of Luntz Global Partners LLC (“LG”). Effective February 14, 2014, MDC acquired 65% of the equity interests of Kingsdale Partners LP (“Kingsdale”). LG and Kingsdale

are both in the Company’s Performance Marketing Services segment. In addition, in June 2014, MDC (through a subsidiary) entered into an immaterial acquisition.

The aggregate purchase price of these acquisitions has an estimated present value at acquisition date of $100,574 and consisted of total closing cash payments of $43,315, and additional deferred acquisition payments that will be based on the financial results of the underlying businesses from 2013 to 2017 with final payments due in 2018. These additional deferred payments have an estimated present value at acquisition date of $57,259. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $24,374, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $135,651, representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $61,517 as the present value of noncontrolling interest. The intangibles and goodwill of $101,290 are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

2013 Acquisitions

During the fourth quarter of 2013, the Company acquired a 70% interest in Local Biz Now LLC (“LBN”). The acquisition of LBN allows MDC to participate in the online local search market. LBN is in the Company’s Performance Marketing Services segment. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.

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

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the six months ended June 30, were as follows:

Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to MDC Partners Inc.	$16,470	$9,816	$7,624	$(33,342)
Transfers to (from) the noncontrolling Interest:
Increase (decrease) in MDC Partners Inc. paid in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(1,440)	10,875	(6,238)	9,816
Net transfers to (from) noncontrolling interest	$(1,440)	$10,875	$(6,238)	$9,816
Change from Net income (loss) attributable to MDC Partners Inc. and transfers to non controlling interest	$15,030	$20,691	$1,386	$(23,526)

5.    Accruals and Other Liabilities

At June 30, 2014 and December 31, 2013, accruals and other liabilities included accrued media of $171,793 and $144,161, respectively; trust liabilities of $6,692 and nil; respectively, and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,250 and $5,210, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2013 and six months ended June 30, 2014 were as follows:

Noncontrolling Interests
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	6,461
Distributions made	(5,525)
Cumulative translation adjustments	650
Balance, December 31, 2013	$5,210
Income attributable to noncontrolling interests	3,111
Distributions made	(5,184)
Other (1)	113
Balance, June 30, 2014	$3,250

(1) Other primarily relates to step-up transactions and discontinued operations and cumulative translation adjustments.

6.    Discontinued Operations

In 2013, the Company discontinued a subsidiary and an operating division.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 was the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$797	$—	$2,713

Operating loss	$(136)	$(1,194)	$(156)	$(1,877)

Other expense	$(16)	$(29)	$(102)	$(96)

Noncontrolling interest expense (recovery)	—	(13)	—	(57)

Loss on disposal	—	(85)	—	(1,473)

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(152)	$(1,321)	$(258)	$(3,503)

7.    Debt

Debt consists of:

	June 30, 2014	December 31, 2013
Revolving credit agreement	$—	$—
6.75% Senior Notes due 2020	735,000	660,000
Original issue premium	7,576	4,056
Notes payable and other bank loans	80	120
	742,656	664,176
Obligations under capital leases	1,560	952
	744,216	665,128

Less current portion:	617	467
	$743,599	$664,661

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

 On April 2, 2014, the Company issued an additional $75,000 aggregate principal amount of 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77,452, which included an original issue premium of $3,938, and underwriter fees of $1,500 and prepayment of interest of $14. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.

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

The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provision. The Indenture contains no restrictions with respect to the amount of funds that may be loaned and/or advanced by and among Loan Parties, including Parent.

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

The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a total leverage ratio, a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level. The Credit Agreement is also subject to customary events of default. The Credit Agreement contains no restrictions with respect to the amount of funds that may be loaned and/or advanced by and among Loan Parties, including Parent.

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At June 30, 2014, there were no borrowings under the Credit Agreement.

At June 30, 2014, the Company had issued $4,990 of undrawn outstanding Letters of Credit.

At June 30, 2014 and December 31, 2013, accounts payable included $41,931 and $34,312 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	Level 1		Level 1
	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$742,576	$775,425	$664,056	$690,525

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
	2014	2013
Beginning Balance of contingent payments	$151,848	$194,795
Payments	(53,083)	(106,460)
Grants (1)	47,629	31,608
Redemption value adjustments (2)	14,819	38,712
Transfers (to) from fixed payments	(5,146)	(6,318)
Foreign translation adjustment	925	(489)
Ending Balance of contingent payments	$156,992	$151,848

(1) Grants are the initial estimated deferred acquisition payments of new acquisitions completed within that fiscal period.

(2) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock based compensation charges relating to acquisition payments that are tied to continued employment.

In addition to the above amounts, there are fixed payments of $23,814 and $2,065 for total deferred acquisition consideration of $180,806 and $153,913, which reconciles to the consolidated financial statements at June 30, 2014 and December 31, 2013, respectively.

The Company includes the payments of all deferred acquisition consideration in financing activities in the Company's consolidated statement of cash flows, as the Company believes these payments to be seller related financing activities, which is the predominant source of cash flows.

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

At June 30, 2014 and December 31, 2013, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.    Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other income (expense)	$399	$1	$380	$(309)
Distribution in excess of carrying value	—	—	—	3,058
Foreign currency gain (loss)	6,903	(2,881)	385	(2,940)
	$7,302	$(2,880)	$765	$(191)

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$221,017	$96,702	$—	$317,719

Cost of services sold	138,082	62,100	—	200,182

Office and general expenses	42,400	24,045	12,113	78,558

Depreciation and amortization	5,038	5,259	433	10,730

Operating Profit (Loss)	35,497	5,298	(12,546)	28,249

Other Income (Expense):
Other income,net				7,302
Interest expense and finance charges, net				(13,881)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				21,670
Income tax expense				3,378

Income from continuing operations before equity in non-consolidated affiliates				18,292
Equity in earnings of non-consolidated affiliates				79

Income from continuing operations				18,371

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(152)

Net income				18,219

Net income attributable to the noncontrolling interests	(1,843)	94	—	(1,749)
Net income attributable to MDC Partners Inc.				$16,470

Stock based compensation	$2,112	$930	$1,386	$4,428

Supplemental Segment Information:

Capital expenditures	$2,373	$1,191	$265	$3,829

Three Months Ended June 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$200,670	$86,829	$—	$287,499

Cost of services sold	128,810	60,867	—	189,677

Office and general expenses	38,336	17,812	4,697	60,845

Depreciation and amortization	5,753	3,408	327	9,488

Operating Profit (loss)	27,771	4,742	(5,024)	27,489

Other Income (Expense):
Other expense, net				(2,880)
Interest expense and finance charges, net				(10,313)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				14,296
Income tax expense				1,727

Income from continuing operations before equity in non-consolidated affiliates				12,569
Equity in earnings of non-consolidated affiliates				82

Income from continuing operations				12,651

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,321)

Net income				11,330

Net income attributable to the noncontrolling interests	(1,345)	(169)	—	(1,514)
Net income attributable to MDC Partners Inc.				$9,816

Stock based compensation	$1,839	$1,030	$1,885	$4,754

Supplemental Segment Information:

Capital expenditures	$3,828	$2,329	$531	$6,688

Six Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$426,965	$183,323	$—	$610,288

Cost of services sold	271,214	120,661	—	391,875

Office and general expenses	86,567	48,077	22,088	156,732

Depreciation and amortization	10,084	11,006	935	22,025

Operating Profit (Loss)	59,100	3,579	(23,023)	39,656

Other Income (Expense):
Other income,net				765
Interest expense and finance charges, net				(26,526)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				13,895
Income tax expense				3,044

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				10,851
Equity in earnings of non-consolidated affiliates				142

Income from continuing operations				10,993

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(258)

Net income				10,735

Net income attributable to the noncontrolling interests	(3,185)	74	—	(3,111)
Net income attributable to MDC Partners Inc.				$7,624

Stock based compensation	$4,251	$2,207	$2,338	$8,796

Supplemental Segment Information:

Capital expenditures	$3,994	$2,045	$806	$6,845

Goodwill and intangibles	$516,815	$434,669	$—	$951,484

Total Assets	$863,990	$617,576	$203,452	$1,685,018

Six Months Ended June 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$384,100	$169,035	$—	$553,135

Cost of services sold	247,381	120,154	—	367,535

Office and general expenses	74,764	38,599	14,842	128,205

Depreciation and amortization	11,527	6,748	692	18,967

Operating Profit (Loss)	50,428	3,534	(15,534)	38,428

Other Income (Expense):
Other expense, net				(191)
Interest expense, finance charges, and loss on redemption of notes, net				(78,226)

Loss from continuing operations before income taxes, equity in affiliates				(39,989)
Income tax benefit				(12,523)

Loss from continuing operations before equity in affiliates				(27,466)
Equity in earnings of non-consolidated affiliates				123

Loss from continuing operations				(27,343)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(3,503)

Net loss				(30,846)

Net income attributable to the noncontrolling interests	(2,107)	(389)	—	(2,496)
Net loss attributable to MDC Partners Inc.				$(33,342)

Stock based compensation	$2,980	$1,859	$4,416	$9,255

Supplemental Segment Information:

Capital expenditures	$5,606	$3,381	$620	$9,607

Goodwill and intangibles	$526,491	$244,709	$—	$771,200

Total Assets	$812,078	$381,921	$195,444	$1,389,443

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2014	$258,597	$39,028	$20,094	$317,719
2013	$237,901	$33,950	$15,648	$287,499
Six Months Ended June 30,
2014	$501,902	$69,941	$38,445	$610,288
2013	$457,410	$66,005	$29,720	$553,135

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2014, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $18,270 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,582 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $146,238 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at June 30, 2014 is $164,508 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the six months ended June 30, 2014 and 2013, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $5,710 of investments. At June 30, 2014, the Company had issued $4,990 of undrawn outstanding letters of credit.

12.    New Accounting Pronouncements

In May 2014, the FASB issued Standards Update 2014-09, Revenue with Contracts from Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning January 1, 2017. The Company is currently assessing the impact and transition method to choose.

In April 2014, the FASB issued Standards Update No 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. This update changes the requirements for reporting discontinued operations and requires additional disclosures. This guidance is effective for the Company beginning January 1, 2015. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

13.    Subsequent Events

On July 31, 2014, Union Advertising Canada LP (a 70%-owned subsidiary of the Company), acquired 100% of the issued and outstanding stock of Trapeze Media Limited. Trapeze Media is a Toronto-based digital advertising company. Prior to the acquisition, the Company owned 18% of the equity interests in Trapeze, and Miles Nadal (the Company’s President and Chief Executive Officer) owned 54% of the equity interests. The total aggregate consideration for 100% of the equity interests in Trapeze was $5,338 (or $4,375 excluding the Company’s current equity interest). Mr. Nadal recused himself from all Board discussions relating to Trapeze.
The Stock Purchase Agreement contains customary representations and warranties and covenants of each party. Breaches of any representations and warranties will be subject to customary indemnification provisions. In connection with the approval of the acquisition, the Audit Committee of the Company obtained a fairness opinion to confirm that the consideration to be paid by Union Advertising to the shareholders of Trapeze was fair from a financial point of view to the Company.
The acquisition of Trapeze by Union is expected to create an integrated agency with strong digital capabilities and more significant scale. In order to maximize the operating efficiency of the combined operations, the employees of Trapeze will relocate into Union’s current offices, and certain changes were made to the combined entity’s executive management team.
Effective August 1, 2014, MDC acquired a majority of the equity interests of one company and substantially all of the assets of a second company. The aggregate purchase price for these two transactions included $7,500 paid at closing, plus additional contingent amounts based on earnings for 2013 through 2018.

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

The following discussion focuses on the operating performance of the Company for the three months ended June 30, 2014 and 2013 and the financial condition of the Company as of June 30, 2014. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2013 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Results of Operations:
Three Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$221,017	$96,702	$—	$317,719

Cost of services sold	138,082	62,100	—	200,182

Office and general expenses	42,400	24,045	12,113	78,558

Depreciation and amortization	5,038	5,259	433	10,730

Operating Profit (Loss)	35,497	5,298	(12,546)	28,249

Other Income (Expense):
Other income,net				7,302
Interest expense and finance charges, net				(13,881)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				21,670
Income tax expense				3,378

Income from continuing operations before equity in non-consolidated affiliates				18,292
Equity in earnings of non-consolidated affiliates				79

Income from continuing operations				18,371

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(152)

Net income				18,219

Net income attributable to the noncontrolling interests	(1,843)	94	—	(1,749)
Net income attributable to MDC Partners Inc.				$16,470

Stock based compensation	$2,112	$930	$1,386	$4,428

Three Months Ended June 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$200,670	$86,829	$—	$287,499

Cost of services sold	128,810	60,867	—	189,677

Office and general expenses	38,336	17,812	4,697	60,845

Depreciation and amortization	5,753	3,408	327	9,488

Operating Profit (loss)	27,771	4,742	(5,024)	27,489

Other Income (Expense):
Other expense, net				(2,880)
Interest expense and finance charges, net				(10,313)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				14,296
Income tax expense				1,727

Income from continuing operations before equity in non-consolidated affiliates				12,569
Equity in earnings of non-consolidated affiliates				82

Income from continuing operations				12,651

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,321)

Net income				11,330

Net income attributable to the noncontrolling interests	(1,345)	(169)	—	(1,514)
Net income attributable to MDC Partners Inc.				$9,816

Stock based compensation	$1,839	$1,030	$1,885	$4,754

Six Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$426,965	$183,323	$—	$610,288

Cost of services sold	271,214	120,661	—	391,875

Office and general expenses	86,567	48,077	22,088	156,732

Depreciation and amortization	10,084	11,006	935	22,025

Operating Profit (Loss)	59,100	3,579	(23,023)	39,656

Other Income (Expense):
Other income,net				765
Interest expense and finance charges, net				(26,526)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				13,895
Income tax expense				3,044

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				10,851
Equity in earnings of non-consolidated affiliates				142

Income from continuing operations				10,993

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(258)

Net income				10,735

Net income attributable to the noncontrolling interests	(3,185)	74	—	(3,111)
Net income attributable to MDC Partners Inc.				$7,624

Stock based compensation	$4,251	$2,207	$2,338	$8,796

Six Months Ended June 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$384,100	$169,035	$—	$553,135

Cost of services sold	247,381	120,154	—	367,535

Office and general expenses	74,764	38,599	14,842	128,205

Depreciation and amortization	11,527	6,748	692	18,967

Operating Profit (Loss)	50,428	3,534	(15,534)	38,428

Other Income (Expense):
Other expense, net				(191)
Interest expense, finance charges, and loss on redemption of notes, net				(78,226)

Loss from continuing operations before income taxes, equity in affiliates				(39,989)
Income tax benefit				(12,523)

Loss from continuing operations before equity in affiliates				(27,466)
Equity in earnings of non-consolidated affiliates				123

Loss from continuing operations				(27,343)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(3,503)

Net loss				(30,846)

Net income attributable to the noncontrolling interests	(2,107)	(389)	—	(2,496)
Net loss attributable to MDC Partners Inc.				$(33,342)

Stock based compensation	$2,980	$1,859	$4,416	$9,255

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Revenue was $317.7 million for the quarter ended June 30, 2014, representing an increase of $30.2 million, or 10.5%, compared to revenue of $287.5 million for the quarter ended June 30, 2013. This revenue increase related primarily to organic growth of $20.0 million and acquisition growth of $11.9 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2014, resulted in decreased revenues of $1.6 million.

The operating profit for the quarter ended June 30, 2014 was $28.2 million, compared to operating profit of $27.5 million for the quarter ended June 30, 2013. The increase in operating profit was primarily the result of an increase in operating profit of $7.7 million in the Strategic Marketing Services segment, and $0.6 million within the Performance Marketing Services segment, offset by an increase in corporate expenses of $7.5 million.

Income from continuing operations for the second quarter of 2014 was $18.4 million, compared to $12.7 million for the second quarter ended June 30, 2013. This increase of $5.7 million was primarily the result of an increase in other income of $10.2 million, offset by increases in interest expense, net of $3.6 million, and income tax expense of $1.7 million.

Marketing Communications Group

Revenues in the second quarter of 2014 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $317.7 million compared to $287.5 million in the second quarter of 2013, representing a year-over-year increase of 10.5%.

The components of the increase in revenue in 2014 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended June 30, 2013	$287,499
Organic	19,987	7.0%
Acquisitions	11,851	4.1%
Foreign exchange impact	(1,618)	(0.6)%
Quarter ended June 30, 2014	$317,719	10.5%

The geographic mix in revenues was consistent between the second quarter of 2014 and 2013 and is demonstrated in the following table:

	2014	2013
US	82%	83%
Canada	12%	12%
Other	6%	5%

The operating profit of the Marketing Communications Group increased by $8.3 million to $40.8 million from $32.5 million. Operating margins increased by 1.5% and were 12.8% for 2014, compared to 11.3% for 2013. The increase in operating profit and in operating margin was primarily due to increases in revenue and decreases in total staff costs, offset by increases in direct costs (excluding staff costs), and office and general expenses. Total staff costs decreased as a percentage of revenue from 60.1% in 2013 to 56.9% in 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff which have resulted in increased revenues. Direct costs increased as a percentage of revenues from 12.6% in 2013, to 13.2% in 2014. Direct costs increased as there were increased pass-through costs incurred on the clients’ behalf during the second quarter of 2014 where the Company was acting as principal versus agent for certain client contracts. Office and general expenses increased as a percentage of revenue from 19.5% in 2013, to 20.9% in 2014.  This increase was primarily due to an increase of $1.7 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue remained consistent at 3.2%.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the second quarter of 2014 were $221.0 million, compared to $200.7 million in the second quarter of 2013. The year-over-year increase of $20.3 million or 10.1% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a slight decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $7.7 million from $27.8 million in the second quarter of 2013 to $35.5 million in the second quarter of 2014. Operating margins increased from 13.8% in the second quarter of 2013 to 16.1% in the second quarter of 2014. The increase in operating profits and operating margins was primarily due to increases in revenues and decreases in total staff costs, offset by an increase in direct costs (excluding staff labor). Total staff costs decreased as a percentage of revenue from 61.0% in the second quarter of 2013 to 59.2% in the second quarter of 2014. Total staff costs decreased due to the benefit from prior investments in staff which have resulted in increased revenue. Direct costs increased from 8.3% in 2013 to 8.8% in 2014. Office and general expense was consistent at approximately 19.2%. Depreciation and amortization decreased from 2.9% in 2013 to 2.3% in 2014.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $96.7 million for the second quarter of 2014, an increase of $9.9 million, or 11.4% compared to $86.8 million in the second quarter of 2013. The year over year increase was attributed primarily to acquisition growth of 13.6%, offset by an organic revenue decline of 0.9% due to timing of when client projects and events will be executed and a shift in the mix of revenue from certain agencies acting as agents as opposed to principals. In addition, a strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $0.6 million, from $4.7 million in the second quarter of 2013 to $5.3 million in the second quarter of 2014. Operating margins were consistent at 5.5%. The increase in operating profits were primarily due to a decrease in total staff costs, offset by increases in direct costs (excluding staff labor), office and general costs and depreciation and amortization. Total staff costs decreased from 58.0% in 2013 to 51.6% in 2014 continuing the trend started in 2013 to reduce overall staff costs. Direct costs increased from 22.4% in 2013 to 23.2% in 2014. Office and general costs increased from 20.5% in 2013 to 24.9% in 2014. The increase was due to an increase of $4.1 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 3.9% in 2013 to 5.4% in 2014 due to the recent acquisitions in the fourth quarter of 2013 and first quarter of 2014.

Corporate

Operating costs related to the Company’s Corporate operations increased $7.5 million to $12.5 million in the second quarter of 2014, up from $5.0 million in the second quarter of 2013. This increase in 2014 was primarily related to the May 2013 repayment in full of a previously fully reserved loan by the Company's CEO of $5.3 million. In addition, the Company had increases in compensation and related costs of $0.9 million relating to incentive compensation. In addition, increases in travel and entertainment, advertising and promotional costs, and professional fees accounted for the additional increase.

Other Income, Net

Other income (expense) increased to income of $7.3 million in the second quarter of 2014 compared to expenses of $2.9 million in the second quarter of 2013. The increase was primarily related to an unrealized foreign exchange gain of $6.9 million in 2014, compared to an unrealized foreign exchange loss of $2.9 million in 2013. Specifically, these unrealized gains and losses were due primarily to the fluctuation in the US dollar during 2014 and 2013 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the second quarter of 2014 was $13.9 million, a increase of $3.6 million over the $10.3 million of net interest expense incurred during the second quarter of 2013. The increase in interest expense in 2014 was due to an increase in the outstanding principal amount of the 6.75% Senior Notes.

Income Taxes

Income tax expense was $3.4 million in the second quarter of 2014, compared to $1.7 million for the second quarter of 2013. The Company’s effective tax rate in 2014 and 2013 was substantially lower than the statutory rate due to the utilization of previously fully reserved net operating losses and noncontrolling interest charges, offset by non-deductible stock based compensation.

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

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.7 million for the second quarter of 2014, an increase of $0.2 million from the $1.5 million of noncontrolling interest expense incurred during the second quarter of 2013, primarily due to the Company’s increase in profitability of certain entities within the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $0.2 million for the second quarter of 2014, and $1.3 million for the second quarter of 2013.

Net Income attributable to MDC Partners Inc.

As a result of the foregoing, the net income attributable to MDC Partners Inc. recorded for the second quarter of 2014 was $16.5 million, or $0.33 per diluted share.   This amount is compared to a net income attributable to MDC Partners Inc. of $9.8 million or $0.19 per diluted share reported for the second quarter of 2013.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Revenue was $610.3 million for the six months ended June 30, 2014, representing an increase of $57.2 million, or 10.3%, compared to revenue of $553.1 million for the six months ended June 30, 2013. This revenue increase related primarily to organic growth of $40.4 million and acquisition growth of $20.9 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the six months ended June 30, 2014, resulted in decreased revenues of $4.2 million.

The operating profit for the six months ended June 30, 2014 was $39.7 million, compared to operating profit of $38.4 million for the six months ended June 30, 2013. The increase in operating profit was primarily the result of an increase in operating profit of $8.7 million in the Strategic Marketing Services segment, offset by a decrease of $7.5 million within corporate.

Income from continuing operations for the six months of 2014 was $11.0 million, compared to a loss of $27.3 million for the six months ended June 30, 2013. This increase in income of $38.3 million was primarily the result of the 2013 premium on redemption of notes of $55.6 million, the increase in operating profit, an increase in other income of $1.0 million, offset by an increase in interest expense, net of $3.9 million, and an increase in the income tax expense of $15.6 million.

Marketing Communications Group

Revenues in the six months of 2014 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $610.3 million compared to $553.1 million in the six months of 2013, representing a year-over-year increase of 10.3%.

The components of the increase in revenue in 2014 are shown in the following table:

	Revenue
	$ 000’s	%
Six months ended June 30, 2013	$553,135
Organic	40,460	7.3%
Acquisitions	20,879	3.8%
Foreign exchange impact	(4,186)	(0.8)%
Six months ended June 30, 2014	$610,288	10.3%

The geographic mix in revenues was consistent between the six months of 2014 and 2013 and is demonstrated in the following table:

	2014	2013
US	82%	83%
Canada	12%	12%
Other	6%	5%

The operating profit of the Marketing Communications Group increased by $8.7 million to $62.7 million from $54.0 million. Operating margins increased by 0.5% and were 10.3% for 2014, compared to 9.8% for 2013. The increase in operating profit and increase in operating margin was primarily due to increases in revenue and decreases in total staff costs, offset by increases in direct costs (excluding staff costs), office and general expenses, and depreciation and amortization. Total staff costs decreased as a percentage of revenue from 60.6% in 2013 to 58.1% in 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff which have resulted in increased revenues. Direct costs increased as a percentage of revenues from 12.9% in 2013, to 13.4% in 2014. Direct costs increased as there were increased pass-through costs incurred on the clients’ behalf during the six months of 2014 where the company was acting as principal versus agent for certain client contracts. Office and general expenses increased as a percentage of revenue from 20.5% in 2013, to 22.1% in 2014.  This increase was primarily due to an increase of $7.4 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue increased from 3.3% in 2013 to 3.5% in 2014 due to the recent acquisitions in the fourth quarter of 2013 and six months of 2014.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the six months of 2014 were $427.0 million, compared to $384.1 million in the six months of 2013. The year-over-year increase of $42.9 million or 11.2% was attributable primarily to organic growth as a result of net new business wins. A strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $8.7 million from $50.4 million in the six months of 2013 to $59.1 million in the six months of 2014. Operating margins increased from 13.1% in the six months of 2013 to 13.8% in the six months of 2014. The increase in operating profits and increase in operating margins was primarily due to increases in revenues and decreases in total staff costs, and depreciation and amortization, offset by an increase in total office and general costs. Direct costs (excluding staff labor) remained consistent at 8.7%. Total staff costs decreased as a percentage of revenue from 61.2% in the six months of 2013 to 60.5% in the months of 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff, which have resulted in increased revenues. Office and general expenses increased as a percentage of revenue from 19.5% in the six months of 2013 to 20.3% in the six months of 2014. The increase was due primarily to an increase of $1.5 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue decreased from 3.0% in the six months of 2013 to 2.4% in the six months of 2014 due to increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $183.3 million for the six months of 2014, an increase of $14.3 million, or 8.5% compared to $169.0 million in the six months of 2013. The year over year increase was attributed primarily to acquisition growth of 12.4%, offset by an organic revenue decline of 2.3% due to timing of when client projects and events will be executed and a shift in the mix of revenue from certain agencies acting as agents as opposed to principals. In addition, a strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations of 1.6%.

The operating profit and margins of Performance Marketing Services was consistent at $3.5 million and 2.0%. Operating profits and operating margins were consistent despite increases in direct costs (excluding staff labor), office and general costs and depreciation and amortization, offset by a decrease in total staff costs. Total staff costs decreased from 59.2% in 2013 to 52.4% in 2014 continuing the trend started in 2013 to reduce overall staff costs. Direct costs increased from 22.6% in 2013 to 24.3% in 2014. Office and general costs increased from 22.8% in 2013 to 26.2% in 2014. The increase was due to an increase of $5.9 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 4.0% in 2013 to 6.0% in 2014 due to the recent acquisitions in the fourth quarter of 2013 and six months of 2014.

Corporate

Operating costs related to the Company’s Corporate operations increased $7.5 million to $23.0 million in the six months of 2014 from $15.5 million in the six months of 2013. This increase was primarily related to the 2013 repayment in full of a previously fully reserved loan by the Company's CEO of $5.3 million and increases in compensation and related costs of $0.9 million relating to incentive compensation and an increase in travel and entertainment.

Other Income, Net

Other income (expense) increased to income of $0.8 million in the six months of 2014 compared to expense of $0.2 million in the six months of 2013. The increase was primarily related to a distribution received in excess of the assets carrying value of $3.1 million, and an unrealized foreign exchange loss of $2.9 million in 2013 compared to an unrealized foreign exchange gain of $0.4 million in 2014. Specifically, these unrealized gains and losses were due primarily to the fluctuation in the US dollar during 2014 and 2013 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the six months of 2014 was $26.5 million, a decrease of $51.7 million over the $78.2 million of net interest expense incurred during the six months of 2013. The decrease in interest expense in 2014 was due to the 2013 loss paid on the redemption of the Company’s 11% Notes of $55.6 million, offset by an increase in the outstanding principal amount of the 6.75% senior notes.

Income Taxes

Income tax expense was $3.0 million in the six months of 2014 compared to a benefit of $12.5 million for the six months of 2013. The Company’s effective tax rate in 2014 was lower than the statutory rate due to utilization of previously fully reserved net operating losses and noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the Company’s effective tax rate was lower due to losses in certain tax jurisdictions where the benefits are not expected to be realized. The Company’s 2013 effective rate is consistent with the statutory rate.

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

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $3.1 million for the six months of 2014, an increase of $0.6 million from the $2.5 million of noncontrolling interest expense incurred during the six months of 2013, primarily due to the Company’s increase in profitability of certain entities within the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $0.3 million for the six months of 2014 and $3.5 million for the six months of 2013.

Net Income (Loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net income attributable to MDC Partners Inc. recorded for the six months of 2014 was $7.6 million, or $0.15 per diluted share.   This amount is compared to a net loss attributable to MDC Partners Inc. of $33.3 million or a loss of $0.71 per diluted share reported for the six months of 2013.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2014	As of and for the six months ended June 30, 2013	As of and for the year ended December 31, 2013
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$72,339	$77,336	$102,007
Working capital (deficit)	$(228,920)	$(204,528)	$(189,815)
Cash from operations	$32,841	$54,071	$59,299
Cash from (used in) investing	$(58,331)	$(9,039)	$(30,124)
Cash from (used in) financing	$(3,848)	$(28,408)	$10,492
Long-term debt to total equity ratio	(2.95)	(3.80)	(2.40)
Fixed charge coverage ratio	1.42	N/A	N/A
Fixed charge deficiency	N/A	$36,893	$131,829

As of June 30, 2014 and December 31, 2013, $6.8 million and $0.7 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At June 30, 2014 the Company had a working capital deficit of $228.9 million compared to a deficit of $189.8 million at December 31, 2013. The increase in working capital deficit was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2014, $3.3 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2014 was $33.1 million. This was attributable to income from continuing operations of $11.0 million, depreciation and amortization of intangibles and stock compensation of $30.8 million, adjustments to deferred acquisition consideration of $13.0 million, amortization of deferred finance charges and debt discount of $1.1 million, an increase in accounts payable, accruals and other liabilities of $63.5 million, an increase in advanced billings of $42.3 million, and deferred income taxes of $2.2 million. This was offset by an increase in accounts receivable of $83.1 million, expenditures billable to clients of $28.6 million, an increase in other non-current assets and liabilities of $12.0 million, an an increase in prepaid expenses and other current assets of $6.7 million, and foreign exchange of $0.3 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the six months ended June 30, 2014.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2013 was $55.8 million. This was attributable to the loss on the redemption of notes of $50.4 million, depreciation and amortization of intangibles and stock compensation of $28.2 million, an increase in accounts payable, accruals and other liabilities of $34.6 million, amortization of deferred finance charges and debt discount of $6.3 million, adjustments to deferred acquisition consideration of $4.4 million and increase in advance billings of $5.9 million, a decrease in expenditures billable to clients of $1.7 million and foreign exchange of $1.4 million. This cash was offset in part by the loss from continuing operations of $27.3 million, an increase in accounts receivable of $12.0 million, deferred income taxes of $12.9 million, a net increase in other non-current assets and liabilities of $17.1 million, an increase in prepaid expenses and other current assets of $4.6 million and distributions in excess of carrying value of $3.1 million. Discontinued operations attributable to MDC Partners used cash of $1.7 million in the six months ended June 30, 2013.

Investing Activities

Cash flows used in investing activities was $58.3 million for the six months ended June 30, 2014, compared with a cash flow used of $9.0 million in the six months ended June 30, 2013. In the six months ended June 30, 2014, the Company used $42.0 million, net of cash acquired for acquisitions. The Company also used $3.5 million for other investments and $6.7 million for deposits. These outflows were offset by $0.6 million of profit distributions from affiliates.

In the six months ended June 30, 2014, capital expenditures totaled $6.8 million, of which $4.0 million was incurred by the Strategic Marketing Services segment, $2.0 million was incurred by the Performance Marketing Services segment, and $0.8 million was incurred by corporate. In the six months ended June 30, 2013, capital expenditures totaled $9.6 million of which $5.6 million was incurred by the Strategic Marketing Services segment, $3.4 million was incurred by the Performance Marketing Services segment, and $0.6 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements.

In the six months ended June 30, 2013, the Company paid $2.2 million for other investments. These outflows were offset by $3.1 million of profit distributions from affiliates.

Financing Activities

During the six months ended June 30, 2014, cash flows used in financing activities amounted to $3.8 million, and consisted of $61.4 million of acquisition related payments, payment of dividends of $18.6 million, the purchase of treasury shares for income tax withholding requirements of $3.5 million, distributions to noncontrolling partners of $5.2 million, deferred financing costs of $1.5 million and repayments of long term debt of $0.2 million, offset by proceeds from the additional issuance of $78.9 million and cash overdrafts of $7.6 million.

During the six months ended June 30, 2013, cash flows used in financing activities amounted to $28.4 million, and consisted primarily of proceeds from the issuance of the 6.75% Notes of $550.0 million offset by the repayment of the 11% Notes of $425.0 million, premium paid on redemption of notes of $50.4 million, and deferred financing costs of $16.0 million. In addition, there was cash overdrafts of $8.8 million, $77.2 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $4.4 million, $4.9 million of distributions to noncontrolling partners, repayments of long term debt of $0.7 million and $9.2 million of dividend payments.

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

On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of 6.75% Notes due 2020 (the “Notes”). The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77.5 million, which included an original issue premium of $3.9 million, and underwriter fees of $1.5million. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.

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

The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Indenture contains no restrictions with respect to the amount of funds that may be loaned and/or advanced by and among Loan Parties, including Parent.

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

The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a total leverage ratio, a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level (each as more fully described in the Credit Agreement). The Credit Agreement is also subject to customary events of default. The The Credit Agreement contains no restrictions with respect to the amount of funds that may be loaned and/or advanced by and among Loan Parties, including Parent.

The foregoing descriptions of the Indenture and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements.

Debt as of June 30, 2014 was $744.2 million, an increase of $79.1 million, compared with $665.1 million outstanding at December 31, 2013. This increase in debt was a result of the Company’s additional issuance of $75 million of 6.75% Notes. At June 30, 2014, approximately $220.0 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2014, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

June 30, 2014
Total Senior Leverage Ratio	(0.3)
Maximum per covenant	2.0

Total Leverage Ratio	3.8
Maximum per covenant	5.5

Fixed Charges Ratio	3.0
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$182,218
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at June 30, 2014. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At June 30, 2014, there was $180.8 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2014, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $18.3 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.6 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $146.2 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately$1.6 million of the estimated $18.3 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.7 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2014	2015	2016	2017	2018 & Thereafter	Total
	($ Millions)
Cash	$1.6	$3.6	$3.5	$4.3	$3.7	$16.7
Shares	—	—	0.1	—	1.5	1.6
	$1.6	$3.6	$3.6	$4.3	$5.2	$18.3	(1)
Operating income before depreciation and amortization to be received(2)	$1.8	$1.9	$0.1	$0.9	$—	$4.7
Cumulative operating income before depreciation and amortization(3)	$1.8	$3.7	$3.8	$4.7	$4.7		(5)

(1)
This amount is in addition to put options only exercisable upon termination not within the control of the Company, or death, of $146.2 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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

New Accounting Pronouncements

In May 2014, the FASB issued Standards Update 2014-09, Revenue with Contracts from Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning January 1, 2017. The Company is currently assessing the impact and transition method to choose.

In April 2014, the FASB issued Standards Update No 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. This update changes the requirements for reporting discontinued operations and requires additional disclosures. This guidance is effective for the Company beginning January 1, 2015. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

Debt Instruments:  At June 30, 2014, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of June 30, 2014, a 1.0% increase or decrease in the weighted average interest rate, which was 4.5% at June 30, 2014, would have no interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur a $2.3 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

On August 11, 2014, the Company announced that Lori Senecal was appointed President and Chief Executive Officer of the MDC Partner Network, effective as of September 1, 2014. The Partner Network includes the MDC agency operations and the corporate Strategic Resources Group. In her new role, Ms. Senecal will report to Miles Nadal, President, Chairman and CEO of MDC Partners, who will continue to oversee all operational matters and lead the public company in all areas of corporate vision, shareholder leadership and investment strategy.

In addition, effective September 1, 2014, Ms. Senecal was appointed as a member of the Company’s Board of Directors. Ms. Senecal will not serve on any of the Committees of the Board of Directors.

Pursuant to the terms of her new employment agreement with the Company, Ms. Senecal will receive an annual base salary of $1 million; a perquisite allowance of $2,000 per month; and eligibility to receive an annual discretionary bonus of up to 100% of her base salary contingent upon achievement of individual target performance goals and the overall financial performance of the Company for a given year. Ms. Senecal will receive a sign-on equity award of 50,000 shares of Class A restricted stock, subject to three-year cliff vesting terms and conditions. Ms. Senecal’s employment agreement also contains, among other things, covenants imposing on her certain obligations with respect to confidentiality and proprietary information, and restrictions on her ability to engage in certain activities in competition with the Company during her employment and for a period of 24 months after termination. Ms. Senecal will not receive any additional compensation in connection with her service on the Company’s Board of Directors.

Item 6.    Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Senior Vice President, Chief Accounting Officer

August 11, 2014

EXHIBIT INDEX

Exhibit No.	Description

4.1
Fifth Supplemental Indenture, dated as of April 2, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014).

10.1
Underwriting Agreement, dated May 13, 2014, among MDC Partners Inc., Miles S. Nadal and BMO Capital Markets Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2014).

10.2
Price Determination Agreement, dated May 13, 2014, among MDC Partners Inc., Miles S. Nadal and BMO Capital Markets Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2014).

10.3	Amended and Restated Employment Agreement, dated as of August 10, 2014, between Lori Senecal and MDC Partners Inc.*

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of ownership by operating subsidiary.*

101	Interactive data file.*

* Filed electronically herewith.