Form 10-Q
period 2014-09-30
MDC PARTNERS INC
filed 2014-11-06
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes   ☐ No   ☒
The numbers of shares outstanding as of October 28, 2014 were: 50,439,696 Class A subordinate voting shares and 3,755 Class B multiple voting shares.
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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Services	$326,890	$288,670	$937,178	$841,805
Operating Expenses:
Cost of services sold	216,505	189,204	608,380	556,739
Office and general expenses	77,811	88,828	234,543	217,033
Depreciation and amortization	12,480	9,462	34,505	28,429
	306,796	287,494	877,428	802,201
Operating profit	20,094	1,176	59,750	39,604
Other Income (Expense):
Other, net	(9,659)	1,736	(8,894)	1,545
Interest expense and finance charges	(14,019)	(10,589)	(40,655)	(33,392)
Loss on redemption of notes	—	—	—	(55,588)
Interest income	43	37	153	202
	(23,635)	(8,816)	(49,396)	(87,233)
Income (loss) from continuing operations before income taxes and equity in non-consolidated affiliates	(3,541)	(7,640)	10,354	(47,629)
Income tax expense (benefit)	(263)	4,334	2,781	(8,189)
Income (loss) from continuing operations before equity in non-consolidated affiliates	(3,278)	(11,974)	7,573	(39,440)
Equity in earnings of non-consolidated affiliates	81	73	223	196
Income (loss) from continuing operations	(3,197)	(11,901)	7,796	(39,244)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(40)	(7,388)	(298)	(10,891)
Net income (loss)	(3,237)	(19,289)	7,498	(50,135)

Net income attributable to the noncontrolling interests	(1,685)	(1,911)	(4,796)	(4,407)

Net income (loss) attributable to MDC Partners Inc.	$(4,922)	$(21,200)	$2,702	$(54,542)

Income (loss) Per Common Share
Basic:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.10)	$(0.29)	$0.06	$(0.93)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.16)	(0.01)	(0.23)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.10)	$(0.45)	$0.05	$(1.16)

Diluted:
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.10)	$(0.29)	$0.06	$(0.93)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.16)	(0.01)	(0.23)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.10)	$(0.45)	$0.05	$(1.16)

Weighted Average Number of Common Shares Outstanding:
Basic	49,630,532	47,205,699	49,506,427	47,052,944
Diluted	49,630,532	47,205,699	50,134,263	47,052,944

Stock based compensation expense is included in the following line items above:
Cost of services sold	$1,516	$1,656	$6,270	$4,952
Office and general expenses	1,921	25,779	5,963	31,738
Total	$3,437	$27,435	$12,233	$36,690
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive Income (Loss)
Net income (loss)	$(3,237)	$(19,289)	$7,498	$(50,135)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,597	757	2,356	(857)
Other comprehensive income (loss)	1,597	757	2,356	(857)
Comprehensive income (loss) attributable to noncontrolling interest	202	(1,930)	(4,014)	(4,401)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(1,438)	$(20,462)	$5,840	$(55,393)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,885	$102,007
Accounts receivable, less allowance for doubtful accounts of $1,911 and $2,011	386,630	309,796
Expenditures billable to clients	102,053	63,246
Other current assets	31,054	25,458
Total Current Assets	568,622	500,507
Fixed assets, at cost, less accumulated depreciation of $121,917 and $118,119	61,124	52,071
Investment in non-consolidated affiliates	472	275
Goodwill	928,209	744,333
Other intangibles assets, net	65,575	56,262
Deferred tax asset	21,311	21,131
Other assets	62,015	50,648

Total Assets	$1,707,328	$1,425,227
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$268,819	$246,694
Accruals and other liabilities	265,923	240,580
Advance billings	207,164	149,540
Current portion of long-term debt	650	467
Current portion of deferred acquisition consideration	82,535	53,041
Total Current Liabilities	825,091	690,322
Long-term debt, less current portion	743,148	664,661
Long-term portion of deferred acquisition consideration	127,381	100,872
Other liabilities	31,956	34,430
Deferred tax liabilities	66,471	63,020

Total Liabilities	1,794,047	1,553,305

Redeemable Noncontrolling Interests (Note 2)	185,925	148,534
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,643,813 and 49,092,427 shares issued and outstanding in 2014 and 2013	265,847	262,655
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2014 and 2013, each convertible into one Class A share	1	1
Shares to be issued, 42,000 shares	—	424
Charges in excess of capital	(188,808)	(126,352)
Accumulated deficit	(462,874)	(465,576)
Stock subscription receivable	(55)	(55)
Accumulated other comprehensive income (loss)	2,341	(797)
MDC Partners Inc. Shareholders' Deficit	(383,548)	(329,700)

Noncontrolling Interests	110,904	53,088
Total Shareholders' Deficit	(272,644)	(276,612)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,707,328	$1,425,227
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,498	$(50,135)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(298)	(10,891)
Income (loss) from continuing operations	7,796	(39,244)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	12,233	36,690
Depreciation	14,003	14,014
Amortization of intangibles	20,502	14,415
Amortization of deferred finance charges and debt discount	1,704	7,045
Loss on redemption of notes	—	50,385
Adjustment to deferred acquisition consideration	16,129	5,577
Deferred income taxes (benefits)	3,237	(8,736)
Earnings of non-consolidated affiliates	(223)	(196)
Distributions in excess of carrying value	—	(3,058)
Other non-current assets and liabilities	(11,110)	(8,899)
Foreign exchange	7,974	1,258
Changes in working capital:
Accounts receivable	(57,478)	(5,166)
Expenditures billable to clients	(38,944)	(11,033)
Prepaid expenses and other current assets	(5,492)	(2,309)
Accounts payable, accruals and other liabilities	20,348	39,091
Advance billings	51,426	22,978
Cash flows provided by continuing operating activities	42,105	112,812
Discontinued operations	(298)	(7,461)
Net cash provided by operating activities	41,807	105,351
Cash flows from investing activities:
Capital expenditures	(20,634)	(13,976)
Acquisitions, net of cash acquired	(57,728)	(510)
Proceeds from sale of assets	77	209
Other investments	(3,740)	(2,198)
Profit distributions from affiliates	2,802	3,244
Cash flows used in continuing investing activities	(79,223)	(13,231)
Discontinued operations	—	(11)
Net cash used in investing activities	(79,223)	(13,242)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	78,937	550,000
Repayment of 11% notes	—	(425,000)
Acquisition related payments	(71,255)	(111,396)
Repayment of long-term debt	(380)	(1,428)
Purchase of shares	(4,791)	(5,011)
Premium paid on redemption of notes	—	(50,385)
Deferred financing costs	(2,376)	(15,971)
Distributions to noncontrolling partners	(6,014)	(4,822)
Cash overdrafts	18,364	(10,956)
Payment of dividends	(28,054)	(14,496)
Other	57	561
Net cash used in financing activities	(15,512)	(88,904)
Effect of exchange rate changes on cash and cash equivalents	(194)	(223)
Increase (decrease) in cash and cash equivalents	(53,122)	2,982
Cash and cash equivalents at beginning of period	102,007	60,330
Cash and cash equivalents at end of period	$48,885	$63,312
Supplemental disclosures:
Cash income taxes paid	$359	$555
Cash interest paid	$23,247	$18,781
Non-cash transactions:
Capital Leases	$766	$203
Dividends payable	$1,349	$1,214
Note receivable exchanged for shares of subsidiary	$1,746	$—
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock				Share Capital to Be Issued			Charges in		Stock	Accumulated Other	MDC Partners Inc.		Total
	Class A		Class B				Additional	Excess of	Accumulated	Subscription	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Receivable	Income (Loss)	Deficit	Interests	Deficit
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
Net income attributable to MDC Partners	—	—	—	—	—	—	—	—	2,702	—	—	2,702	—	2,702
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	3,138	3,138	(782)	2,356
Issuance of restricted stock	697,186	7,068	—	—	—	—	(7,068)	—	—	—	—	—	—	—
Shares acquired and cancelled	(187,800)	(4,791)	—	—	—	—	—	—	—	—	—	(4,791)	—	(4,791)
Stock-based compensation	—	—	—	—	—	—	6,553	—	—	—	—	6,553	—	6,553
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(27,768)	—	—	—	—	(27,768)	—	(27,768)
Changes in noncontrolling interests and redeemable noncontrolling interest from step-up transactions	—	—	—	—	—	—	(6,129)	—	—	—	—	(6,129)	(4,126)	(10,255)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	62,724	62,724
Dividends paid and to be paid	—	—	—	—	—	—	(27,607)	—	—	—	—	(27,607)	—	(27,607)
Other	42,000	915	—	—	(42,000)	(424)	(437)	—	—	—	—	54	—	54
Transfer to charges in excess of capital	—	—	—	—	—	—	62,456	(62,456)	—	—	—	—	—	—
Balance at September 30, 2014	49,643,813	$265,847	3,755	$1	—	$—	$—	$(188,808)	$(462,874)	$(55)	$2,341	$(383,548)	$110,904	$(272,644)
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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk; the Company did not have a client that accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2014 or December 31, 2013. Furthermore, the Company did not have a client that accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2014 or for the three and nine months ended September 30, 2013.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at September 30, 2014 and December 31, 2013, is approximately $6,464 and $44, respectively, of cash restricted as to withdrawal pursuant to various agreements with third parties.

Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of September 30, 2014 and December 31, 2013 was $15,048 and $12,452, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.
 In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees.  During the nine month period ended September 30, 2014, the Company liquidated one such equity interest position in exchange for an aggregate purchase price equal to $7,700.  The purchaser of this equity investment was a current investor in such entity and an executive officer of one of our subsidiary partner agencies.

Business Combinations. Valuation of acquired companies is based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended September 30, 2014 and 2013, $2,623 and $717 of expense was recognized in operations related to changes in estimated value, respectively. For the nine months ended September 30, 2014 and 2013, $14,716 and $5,400 of expense was recognized in operations related to changes in estimated value, respectively. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the three months ended September 30, 2014 and 2013, $1,658 and $427 of acquisition related costs have been charged to operations, respectively. For the nine months ended September 30, 2014 and 2013, $3,713 and $1,438 of acquisition related costs have been charged to operations, respectively.

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

The Company has recorded the value of put options held by noncontrolling interests as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three and nine months ended September 30, 2014 and 2013, there have been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings per share.

The following table presents changes in Redeemable Noncontrolling Interests.

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning Balance	$148,534	$117,953
Redemptions	(3,592)	(4,270)
Granted	13,720	—
Changes in redemption value	27,768	35,689
Currency Translation Adjustments	(505)	(838)
Ending Balance	$185,925	$148,534

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

The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at September 30, 2014 were $231,216 and $173,768, respectively and at December 31, 2013 were $224,964 and $179,500, respectively.

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

Non-refundable retainer fees are generally recognized on a straight line basis over the term of the specific customer arrangement. Commission revenue is earned and recognized upon the placement of advertisements in various media when the Company has no further performance obligations. Fixed fees for services are recognized upon completion of the earnings process and acceptance by the client. Per diem fees are recognized upon the performance of the Company’s services. In addition, for certain service transactions, which require delivery of a number of service acts, the Company uses the Proportional Performance model, which generally results in revenue being recognized based on the straight-line method.

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

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes.   The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance for its US net operating losses.   During the three and nine months ended September 30, 2014 and 2013, the effective tax rate was generally lower than the statutory rate due to losses in non-US based entities where a valuation allowance was not deemed necessary and utilization of previously fully reserved net operating losses.

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

During the nine months ended September 30, 2014, the Company issued 319,283 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $7,483 and generally vest on the third anniversary date with certain awards subjected to accelerated vesting based on the financial performance of the Company.

A total of 795,883 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of September 30, 2014.

3.    Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Numerator for basic income (loss) per common share - loss from continuing operations	$(3,197)	$(11,901)	$7,796	$(39,244)
Net income attributable to the noncontrolling interests	(1,685)	(1,911)	(4,796)	(4,407)
Net income (loss) attributable to MDC Partners Inc. common shareholders	(4,882)	(13,812)	3,000	(43,651)
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share - loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(4,882)	$(13,812)	$3,000	$(43,651)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	49,630,532	47,205,699	49,506,427	47,052,944
Effect of dilutive securities	—	—	627,836	—
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	49,630,532	47,205,699	50,134,263	47,052,944
Basic income (loss) per common share from continuing operations	$(0.10)	$(0.29)	$0.06	$(0.93)
Diluted income (loss) per common share from continuing operations	$(0.10)	$(0.29)	$0.06	$(0.93)

During the nine months ended September 30, 2014, options and other rights to purchase 1,111,055 shares of common stock, which includes 998,555 shares of non-vested restricted stock and restricted stock units, were outstanding and were included in the computation of diluted income per common share.

During the three months ended September 30, 2014, options and other rights to purchase 1,111,055 shares of common stock, which includes 998,555 shares of non-vested restricted stock, were outstanding and were excluded in the computation of diluted income per share.

During the three and nine months ended September 30, 2013, options and other rights to purchase 3,698,058 shares of common stock, which includes 3,623,058 shares of non-vested restricted stock, were outstanding and were included in the computation of diluted income per common share.

4.    Acquisitions

Pro forma financial information has not been presented for 2014 since there were no material acquisitions. During 2014, the Company completed a number of non-material acquisitions and a number of step-up transactions to increase its equity ownership percentage in majority owned entities. Included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2014 was revenue of $18,069 and $34,049 and net income of $1,791 and $5,810, respectively, related to 2014 acquisitions.

2014 Acquisitions

During 2014, the Company entered into several acquisitions and various non-material transactions with certain majority owned entities. Effective January 1, 2014, MDC acquired 60% of the equity interests of Luntz Global Partners LLC (“LG”). Effective February 14, 2014, MDC acquired 65% of the equity interests of Kingsdale Partners LP (“Kingsdale”). LG and Kingsdale are both in the Company’s Performance Marketing Services segment. On July 31, 2014, Union Advertising Canada LP acquired 100% of the issued and outstanding stock of Trapeze Media Limited ("Trapeze"). Effective August 1, 2014 MDC acquired 65% of the equity interests of Hunter PR LLC ("Hunter PR"). Effective August 18, 2014, MDC acquired a 75% interest in Albion Brand Communication Limited ("Albion"). In addition, in June 2014 and August 2014, MDC (through a subsidiary) entered into other non-material acquisitions. Hunter PR, Albion, and Trapeze are all included within the Company's Strategic Marketing Services segment.

The aggregate purchase price of these acquisitions has an estimated present value at acquisition date of $162,975 and consisted of total closing cash payments of $67,238, and additional deferred acquisition payments that will be based on the financial results of the underlying businesses from 2013 to 2018 with final payments due in 2019. These additional deferred payments have an estimated present value at acquisition date of $95,737. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $33,956, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $188,988, including the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $63,158 as the present value of noncontrolling interest and $13,720 as the present value of redeemable noncontrolling interest. Intangibles and goodwill of $107,793 are tax deductible. In addition the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze (see Note 13).

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

2013 Acquisitions

During the fourth quarter of 2013, the Company acquired a 70% interest in Local Biz Now LLC (“LBN”). The acquisition of LBN allows MDC to participate in the online local search market. LBN is in the Company’s Performance Marketing Services segment. During 2013, the Company also entered into various non-material transactions with certain majority owned entities.

The aggregate purchase price has an estimated present value at acquisition date of $38,202 and consisted of total closing cash payments of $12,000, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2013 to 2017 with final payments due in 2018 that have an estimated present value at acquisition date of $26,202. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $10,835 consisting primarily of customer lists, a technology asset, and covenants not to compete, and goodwill of $35,956 including the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $11,090 as the present value of noncontrolling interest. The intangibles and goodwill of $46,791 are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the nine months ended September 30, were as follows:

Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to MDC Partners Inc.	$(4,922)	$(21,200)	$2,702	$(54,542)
Transfers to (from) the noncontrolling Interest:
Increase (decrease) in MDC Partners Inc. paid in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	109	1,531	(6,129)	11,347
Net transfers to (from) noncontrolling interest	$109	$1,531	$(6,129)	$11,347
Change from net loss attributable to MDC Partners Inc. and transfers to non controlling interest	$(4,813)	$(19,669)	$(3,427)	$(43,195)

5.    Accruals and Other Liabilities

At September 30, 2014 and December 31, 2013, accruals and other liabilities included accrued media of $152,371 and $144,161, respectively; trust liabilities of $6,422 and nil, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,103 and $5,210, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2013 and nine months ended September 30, 2014 were as follows:

Noncontrolling Interests
Balance, December 31, 2012	$3,624
Income attributable to noncontrolling interests	6,461
Distributions made	(5,525)
Cumulative translation adjustments	650
Balance, December 31, 2013	$5,210
Income attributable to noncontrolling interests	4,796
Distributions made	(6,014)
Other (1)	111
Balance, September 30, 2014	$4,103

(1) Other primarily relates to step-up transactions, discontinued operations, and cumulative translation adjustments.

6.    Discontinued Operations

In 2013, the Company discontinued a subsidiary and an operating division.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 was the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$531	$—	$3,245

Operating loss	$(40)	$(922)	$(298)	$(2,799)

Other expense	$—	$(20)	$—	$(117)

Noncontrolling interest expense (recovery)	—	1	—	(55)

Loss on disposal	—	(6,447)	—	(7,920)

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(40)	$(7,388)	$(298)	$(10,891)

7.    Debt

Debt consists of:

	September 30, 2014	December 31, 2013
Revolving credit agreement	$—	$—
6.75% Senior Notes due 2020	735,000	660,000
Original issue premium	7,296	4,056
Notes payable and other bank loans	80	120
	742,376	664,176
Obligations under capital leases	1,422	952
	743,798	665,128

Less current portion:	650	467
	$743,148	$664,661

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

As of September 30, 2014, advances under the Credit Agreement bore interest as follows: (a)(i) LIBOR Rate Loans bore interest at the LIBOR Rate and (ii) Base Rate Loans bore interest at the Base Rate, plus (b) an applicable margin. As of September 30, 2014 the initial applicable margin for borrowing is 1.25% in the case of Base Rate Loans and 2.00% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

Effective October 23, 2014, MDC and its subsidiaries entered into an amendment of its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.

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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At September 30, 2014, there were no borrowings under the Credit Agreement.

At September 30, 2014, the Company had issued $4,827 of undrawn outstanding Letters of Credit.

At September 30, 2014 and December 31, 2013, accounts payable included $52,676 and $34,312 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Level 1		Level 1
	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$742,296	$768,075	$664,056	$690,525

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2014	2013
Beginning Balance of contingent payments	$151,848	$194,795
Payments	(61,138)	(106,460)
Grants (1)	71,575	31,608
Redemption value adjustments (2)	17,882	38,712
Transfers to fixed payments	(5,146)	(6,318)
Foreign translation adjustment	(1,003)	(489)
Ending Balance of contingent payments	$174,018	$151,848

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

In addition to the above amounts, there are fixed payments of $35,898 and $2,065 for total deferred acquisition consideration of $209,916 and $153,913, which reconciles to the consolidated financial statements at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.    Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other income (expense)	$1,387	$(2)	$1,767	$(304)
Distribution in excess of carrying value	—	—	—	3,058
Foreign currency income (loss)	(11,046)	1,738	(10,661)	(1,209)
	$(9,659)	$1,736	$(8,894)	$1,545

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$228,297	$98,593	$—	$326,890

Cost of services sold	148,157	68,348	—	216,505

Office and general expenses	47,455	19,419	10,937	77,811

Depreciation and amortization	6,790	5,269	421	12,480

Operating Profit (Loss)	25,895	5,557	(11,358)	20,094

Other Income (Expense):
Other expense, net				(9,659)
Interest expense and finance charges, net				(13,976)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(3,541)
Income tax benefit				(263)

Loss from continuing operations before equity in non-consolidated affiliates				(3,278)
Equity in earnings of non-consolidated affiliates				81

Loss from continuing operations				(3,197)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(40)

Net Loss				(3,237)

Net income attributable to the noncontrolling interests	(1,669)	(16)	—	(1,685)
Net loss attributable to MDC Partners Inc.				$(4,922)

Stock based compensation	$1,816	$477	$1,144	$3,437

Supplemental Segment Information:

Capital expenditures	$12,111	$1,250	$428	$13,789

Three Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$203,440	$85,230	$—	$288,670

Cost of services sold	128,300	60,904	—	189,204

Office and general expenses	40,995	14,759	33,074	88,828

Depreciation and amortization	5,807	3,358	297	9,462

Operating Profit (loss)	28,338	6,209	(33,371)	1,176

Other Income (Expense):
Other income, net				1,736
Interest expense, net				(10,552)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(7,640)
Income tax expense				4,334

Loss from continuing operations before equity in non-consolidated affiliates				(11,974)
Equity in earnings of non-consolidated affiliates				73

Loss from continuing operations				(11,901)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(7,388)

Net Loss				(19,289)

Net income attributable to the non-controlling interests	(1,471)	(440)	—	(1,911)
Net loss attributable to MDC Partners Inc.				$(21,200)

Stock based compensation	$1,835	$646	$24,954	$27,435

Supplemental Segment Information:

Capital expenditures	$2,617	$844	$908	$4,369

Nine Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$655,262	$281,916	$—	$937,178

Cost of services sold	419,371	189,009	—	608,380

Office and general expenses	134,022	67,496	33,025	234,543

Depreciation and amortization	16,874	16,275	1,356	34,505

Operating Profit (loss)	84,995	9,136	(34,381)	59,750

Other Income (Expense):
Other expense, net				(8,894)
Interest expense, net				(40,502)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				10,354
Income tax expense				2,781

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				7,573
Equity in earnings of non-consolidated affiliates				223

Income from continuing operations				7,796

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(298)

Net income				7,498

Net income attributable to the non-controlling interests	(4,854)	58	—	(4,796)
Net income attributable to MDC Partners Inc.				$2,702

Stock based compensation	$6,067	$2,684	$3,482	$12,233

Supplemental Segment Information:

Capital expenditures	$16,105	$3,295	$1,234	$20,634

Goodwill and intangibles	$572,454	$421,330	$—	$993,784

Total Assets	$960,194	$567,329	$179,805	$1,707,328

Nine Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$587,540	$254,265	$—	$841,805

Cost of services sold	375,681	181,058	—	556,739

Office and general expenses	115,759	53,358	47,916	217,033

Depreciation and amortization	17,334	10,106	989	28,429

Operating Profit (Loss)	78,766	9,743	(48,905)	39,604

Other Income (Expense):
Other income, net				1,545
Interest expense, net				(88,778)

Loss from continuing operations before income taxes, equity in affiliates				(47,629)
Income tax benefit				(8,189)

Loss from continuing operations before equity in affiliates				(39,440)
Equity in earnings of non-consolidated affiliates				196

Loss from continuing operations				(39,244)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(10,891)

Net loss				(50,135)

Net income attributable to the noncontrolling interests	(3,578)	(829)	—	(4,407)
Net loss attributable to MDC Partners Inc.				$(54,542)

Stock based compensation	$4,815	$2,505	$29,370	$36,690

Supplemental Segment Information:

Capital expenditures	$8,223	$4,225	$1,528	$13,976

Goodwill and intangibles	$520,408	$241,737	$—	$762,145

Total Assets	$845,342	$376,577	$143,768	$1,365,687

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2014	$263,796	$38,052	$25,042	$326,890
2013	$237,260	$33,892	$17,518	$288,670
Nine Months Ended September 30,
2014	$765,699	$107,993	$63,486	$937,178
2013	$694,670	$99,897	$47,238	$841,805

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2014, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $22,348 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1,538 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $168,027 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at September 30, 2014 is $185,925 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the nine months ended September 30, 2014 and 2013, these operations did not incur any costs related to damages resulting from hurricanes.

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

Commitments.   The Company has commitments to fund $13,018 of investments. At September 30, 2014, the Company had issued $4,827 of undrawn outstanding letters of credit.

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

13.    Related Party

On July 31, 2014, Union Advertising Canada LP, acquired 100% of the issued and outstanding stock of Trapeze Media Limited. Trapeze Media is a Toronto-based digital advertising company. Prior to the acquisition, the Company owned 18% of the equity interests in Trapeze, and Miles Nadal (the Company’s President and Chief Executive Officer) owned 54% of the equity interests. The total estimated aggregate consideration for 100% of the equity interests in Trapeze was $5,281 (or $4,373 excluding the Company’s current equity interest). MDC recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze. Mr. Nadal recused himself from all Board discussions relating to Trapeze.
The Stock Purchase Agreement for the Trapeze transaction contains customary representations and warranties and covenants of each party. Breaches of any representations and warranties will be subject to customary indemnification provisions.
The acquisition of Trapeze by Union is expected to create an integrated agency with strong digital capabilities and more significant scale. In order to maximize the operating efficiency of the combined operations, the employees of Trapeze relocated into Union’s current offices, and certain changes were made to the combined entity’s executive management team.

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2014 and 2013 and the financial condition of the Company as of September 30, 2014. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2013 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

Certain Factors Affecting Our Business

Overall Factors Affecting our Business and Results of Operations. The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are clients’ desire to change marketing communication firms and the creative product our firms are offering. A client may choose to change marketing communication firms for any number of reasons, such as a change in top management and the new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and they feel a change is in order to generate additional revenues.

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

Results of Operations:
Three Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$228,297	$98,593	$—	$326,890

Cost of services sold	148,157	68,348	—	216,505

Office and general expenses	47,455	19,419	10,937	77,811

Depreciation and amortization	6,790	5,269	421	12,480

Operating Profit (Loss)	25,895	5,557	(11,358)	20,094

Other Income (Expense):
Other expense, net				(9,659)
Interest expense and finance charges, net				(13,976)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(3,541)
Income tax benefit				(263)

Loss from continuing operations before equity in non-consolidated affiliates				(3,278)
Equity in earnings of non-consolidated affiliates				81

Loss from continuing operations				(3,197)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(40)

Net Loss				(3,237)

Net income attributable to the noncontrolling interests	(1,669)	(16)	—	(1,685)
Net loss attributable to MDC Partners Inc.				$(4,922)

Stock based compensation	$1,816	$477	$1,144	$3,437

Three Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$203,440	$85,230	$—	$288,670

Cost of services sold	128,300	60,904	—	189,204

Office and general expenses	40,995	14,759	33,074	88,828

Depreciation and amortization	5,807	3,358	297	9,462

Operating Profit (loss)	28,338	6,209	(33,371)	1,176

Other Income (Expense):
Other income, net				1,736
Interest expense, net				(10,552)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(7,640)
Income tax expense				4,334

Loss from continuing operations before equity in non-consolidated affiliates				(11,974)
Equity in earnings of non-consolidated affiliates				73

Loss from continuing operations				(11,901)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(7,388)

Net Loss				(19,289)

Net income attributable to the non-controlling interests	(1,471)	(440)	—	(1,911)
Net loss attributable to MDC Partners Inc.				$(21,200)

Stock based compensation	$1,835	$646	$24,954	$27,435

Nine Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$655,262	$281,916	$—	$937,178

Cost of services sold	419,371	189,009	—	608,380

Office and general expenses	134,022	67,496	33,025	234,543

Depreciation and amortization	16,874	16,275	1,356	34,505

Operating Profit (loss)	84,995	9,136	(34,381)	59,750

Other Income (Expense):
Other expense, net				(8,894)
Interest expense, net				(40,502)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				10,354
Income tax expense				2,781

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				7,573
Equity in earnings of non-consolidated affiliates				223

Income from continuing operations				7,796

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(298)

Net income				7,498

Net income attributable to the non-controlling interests	(4,854)	58	—	(4,796)
Net income attributable to MDC Partners Inc.				$2,702

Stock based compensation	$6,067	$2,684	$3,482	$12,233

Nine Months Ended September 30, 2013
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$587,540	$254,265	$—	$841,805

Cost of services sold	375,681	181,058	—	556,739

Office and general expenses	115,759	53,358	47,916	217,033

Depreciation and amortization	17,334	10,106	989	28,429

Operating Profit (Loss)	78,766	9,743	(48,905)	39,604

Other Income (Expense):
Other income, net				1,545
Interest expense, net				(88,778)

Loss from continuing operations before income taxes, equity in affiliates				(47,629)
Income tax benefit				(8,189)

Loss from continuing operations before equity in affiliates				(39,440)
Equity in earnings of non-consolidated affiliates				196

Loss from continuing operations				(39,244)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(10,891)

Net loss				(50,135)

Net income attributable to the noncontrolling interests	(3,578)	(829)	—	(4,407)
Net loss attributable to MDC Partners Inc.				$(54,542)

Stock based compensation	$4,815	$2,505	$29,370	$36,690

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Revenue was $326.9 million for the quarter ended September 30, 2014, representing an increase of $38.2 million, or 13.2%, compared to revenue of $288.7 million for the quarter ended September 30, 2013. This revenue increase was driven by organic growth of $23.5 million and acquisition growth of $16.3 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended September 30, 2014, resulted in decreased revenues of $1.6 million.

The operating profit for the quarter ended September 30, 2014 was $20.1 million, compared to operating profit of $1.2 million for the quarter ended September 30, 2013. The increase in operating profit was primarily the result of a decrease in corporate expenses of $22.0 million, offset by decreases in operating profit of $2.4 million in the Strategic Marketing Services segment and $0.7 million within the Performance Marketing Services segment.

Loss from continuing operations for the third quarter of 2014 was $3.2 million, compared to a loss of $11.9 million for the third quarter ended September 30, 2013. This decrease in loss of $8.7 million was primarily the result of an increase in operating profit of $18.9 million and a decrease in income tax expense of $4.6 million, offset by increases in other expense, net of $11.4 million, and interest expense, net of $3.4 million.

Marketing Communications Group

Revenues in the third quarter of 2014 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $326.9 million compared to $288.7 million in the third quarter of 2013, representing a year-over-year increase of 13.2%.

The components of the increase in revenue in 2014 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended September 30, 2013	$288,670
Organic	23,542	8.2%
Acquisitions	16,303	5.6%
Foreign exchange impact	(1,625)	(0.6)%
Quarter ended September 30, 2014	$326,890	13.2%

The geographic mix in revenues was consistent between the third quarter of 2014 and 2013 and is demonstrated in the following table:

	2014	2013
US	81%	82%
Canada	11%	11%
Other	8%	7%

The operating profit of the Marketing Communications Group decreased from $34.5 million in the third quarter of 2013, to $31.5 million in the third quarter of 2014. Operating margins decreased by 2.4% and were 9.6% for 2014, compared to 12.0% for 2013. The decrease in operating profit and in operating margin was primarily due to increased direct costs (excluding staff labor), office and general expense and depreciation and amortization. Direct costs increased as a percentage of revenues from 13.6% in 2013, to 16.4% in 2014, as there were increased pass-through costs incurred on the clients' behalf during the third quarter of 2014 where the Company was acting as principal versus agent for certain client contracts. This was offset by increases in revenue and decreases in total staff costs. Total staff costs decreased as a percentage of revenue from 58.7% in 2013 to 56.6% in 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff which have resulted in increased revenues. Office and general expenses increased as a percentage of revenue from 19.3% in 2013, to 20.5% in 2014.  This increase was primarily due to an increase of $1.9 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 3.2% in 2013 to 3.7% in 2014, due primarily to amortization expense relating to acquisitions completed in the fourth quarter of 2013 and throughout 2014.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the third quarter of 2014 were $228.3 million, compared to $203.4 million in the third quarter of 2013. The year-over-year increase of $24.9 million or 12.2% was attributable primarily to organic growth of 8.8% as a result of net new business wins and acquisition growth of 3.7%. A strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a slight decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $2.4 million from $28.3 million in the third quarter of 2013 to $25.9 million in the third quarter of 2014. Operating margins decreased from 13.9% in the third quarter of 2013 to 11.3% in the third quarter of 2014. The decrease in operating profits and operating margins was primarily due to increased direct costs (excluding staff labor), office and general expense, and depreciation and amortization expense offset by the increase in revenue. Total staff costs were consistent at approximately 59.6% of revenue for the third quarter ended 2014 and 2013. Direct costs increased from 8.6% in 2013 to 10.7% in 2014 as there were increased pass-through costs incurred on the clients' behalf during the third quarter of 2014 where the Company was acting as principal versus agent for certain client contracts. Office and general expense increase from 20.2% in 2013 to 20.8% in 2014. This was primarily due to acquisition related expenses which increased by $0.7 million. Depreciation and amortization increased from 2.9% in 2013 to 3.0% in 2014, due primarily to the amortization expenses related to the 2014 acquisitions.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $98.6 million for the third quarter of 2014, an increase of $13.4 million, or 15.7% compared to $85.2 million in the third quarter of 2013. The year over year increase was attributed primarily to acquisition growth of 10.2% and organic growth of 6.6% as a result of net new business wins. In addition, a strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services decreased by $0.6 million, from $6.2 million in the third quarter of 2013 to $5.6 million in the third quarter of 2014. Operating margins decreased from 7.3% in the third quarter of 2013 to 5.6% in the third quarter of 2014. The decrease in operating profits and operating margins were primarily due to increased direct costs (excluding staff labor), office and general costs and depreciation and amortization. These increases were offset by increased revenue and decreased staff costs. Total staff costs decreased from 56.3% in 2013 to 49.7% in 2014 continuing the trend started in 2013 to reduce overall staff costs. Direct costs increased from 25.6% in 2013 to 29.4% in 2014 as there were increased pass-through costs incurred on the clients' behalf during the third quarter of 2014 where the Company was acting as principal versus agent for certain client contracts. Office and general costs increased from 17.3% in 2013 to 19.7% in 2014. The increase was due to an increase of $2.3 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 3.9% in 2013 to 5.3% in 2014 due primarily to amortization expense relating to acquisitions completed in the fourth quarter of 2013 and throughout 2014.

Corporate

Operating costs related to the Company’s Corporate operations decreased $22.0 million to $11.4 million in the third quarter of 2014, from $33.4 million in the third quarter of 2013. This decrease in 2014 was primarily related to $23.8 million of additional stock based compensation in 2013, as a result of the Company's obligation to settle a portion of its outstanding SAR's in cash. This decrease in compensation related costs was offset by an increase of $1.3 million relating to incentive compensation. In addition, increases in advertising and promotional costs accounted for the additional change.

Other Income, Net

Other income (expense) decreased to expense of $9.7 million in the third quarter of 2014 compared to income of $1.7 million in the third quarter of 2013. The decrease was primarily related to an unrealized foreign exchange loss of $11.0 million in 2014, compared to an unrealized foreign exchange gain of $1.7 million in 2013. Specifically, these unrealized gains and losses were due primarily to the fluctuation in the US dollar during 2014 and 2013 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries. Additionally, in 2014 the Company had other income of $1.4 million compared to a nominal amount in 2013.

Net Interest Expense

Net interest expense for the third quarter of 2014 was $14.0 million, an increase of $3.4 million over the $10.6 million of net interest expense incurred during the third quarter of 2013. The increase in interest expense in 2014 was due to an increase in the outstanding principal amount of the 6.75% Senior Notes.

Income Taxes

Income tax benefit was $0.3 million in the third quarter of 2014, compared to expense of $4.3 million for the third quarter of 2013. The Company’s effective tax rate in 2014 was substantially lower than the statutory rate due to the utilization of previously fully reserved net operating losses and noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock based compensation. The Company's effective tax rate for 2013 was substantially higher than the statutory rate due to additional valuation allowance required.

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

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $1.7 million for the third quarter of 2014, a decrease of $0.2 million from the $1.9 million of noncontrolling interest expense incurred during the third quarter of 2013, primarily due to the Company’s increase in profitability of certain entities within the Performance Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was nominal for the third quarter of 2014, and $7.4 million for the third quarter of 2013.

Net Income attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the third quarter of 2014 was $4.9 million, or $0.10 per diluted share.   This amount is compared to a net loss attributable to MDC Partners Inc. of $21.2 million or $0.45 per diluted share reported for the third quarter of 2013.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Revenue was $937.2 million for the nine months ended September 30, 2014, representing an increase of $95.4 million, or 11.3%, compared to revenue of $841.8 million for the nine months ended September 30, 2013. This revenue increase related primarily to organic growth of $64.8 million and acquisition growth of $36.4 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the nine months ended September 30, 2014, resulted in decreased revenues of $5.8 million.

The operating profit for the nine months ended September 30, 2014 was $59.8 million, compared to operating profit of $39.6 million for the nine months ended September 30, 2013. The increase in operating profit was primarily the result of an increase in operating profit of $6.2 million in the Strategic Marketing Services segment, a decrease in corporate expenses of $14.5 million, offset by a decrease of operating profit of $0.6 million within the Performance Marketing Services segment.

Income from continuing operations for the nine months of 2014 was $7.8 million, compared to a loss of $39.2 million for the nine months ended September 30, 2013. This increase in income of $47.0 million was primarily the result of the 2013 premium on redemption of notes of $55.6 million, and the increase in operating profit. These amounts were offset by a decrease in other expense, net of $10.4 million, an increase in interest expense, net of $7.3 million, and an increase in the income tax expense of $11.0 million.

Marketing Communications Group

Revenues in the nine months of 2014 attributable to the Marketing Communications Group, which consists of two reportable segments — Strategic Marketing Services and Performance Marketing Services, were $937.2 million compared to $841.8 million in the nine months of 2013, representing a year-over-year increase of 11.3%.

The components of the increase in revenue in 2014 are shown in the following table:

	Revenue
	$ 000’s	%
Nine months ended September 30, 2013	$841,805
Organic	64,752	7.7%
Acquisitions	36,439	4.3%
Foreign exchange impact	(5,818)	(0.7)%
Nine months ended September 30, 2014	$937,178	11.3%

The geographic mix in revenues was consistent between the nine months of 2014 and 2013 and is demonstrated in the following table:

	2014	2013
US	82%	83%
Canada	12%	12%
Other	6%	5%

The operating profit of the Marketing Communications Group increased by $5.6 million to $94.1 million from $88.5 million. Operating margins decreased by 0.5% and were 10.0% for 2014, compared to 10.5% for 2013. The increase in operating profit and decrease in operating margin was primarily due to increases in revenue and decreases in total staff costs, offset by increases in direct costs (excluding staff costs), office and general expenses, and depreciation and amortization. Total staff costs decreased as a percentage of revenue from 59.9% in 2013 to 57.6% in 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff which have resulted in increased revenues. Direct costs increased as a percentage of revenues from 13.2% in 2013, to 14.5% in 2014. Direct costs increased as there were increased pass-through costs incurred on the clients’ behalf during the nine months of 2014 where the company was acting as principal versus agent for certain client contracts. Office and general expenses increased as a percentage of revenue from 20.1% in 2013, to 21.5% in 2014.  This increase was primarily due to an increase of $9.3 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization as a percentage of revenue increased from 3.3% in 2013 to 3.5% in 2014 due primarily to amortization expense relating to acquisitions completed in the fourth quarter of 2013 and throughout 2014.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the nine months of 2014 were $655.3 million, compared to $587.5 million in the nine months of 2013. The year-over-year increase of $67.7 million or 11.5% was attributable primarily to organic growth as a result of net new business wins of 10.6% and acquisition growth of 1.3%. A strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $6.2 million from $78.8 million in the nine months of 2013 to $85.0 million in the nine months of 2014. Operating margins decreased from 13.4% in the nine months of 2013 to 13.0% in the nine months of 2014. The increase in operating profits and decrease in operating margins was primarily due to increases in revenues and decreases in total staff costs, and depreciation and amortization, offset by an increase in direct costs (excluding staff and labor) and total office and general costs. Total staff costs decreased as a percentage of revenue from 60.6% in the nine months of 2013 to 60.2% in the months of 2014. Total staff costs decreased as the Company continues to benefit from prior investments in staff, which have resulted in increased revenues. Direct costs increased as a percentage of revenue from 8.7% in 2013 to 9.4% in 2014. Direct costs increased as there were increased pass-through costs incurred on clients' behalf during the nine months of 2014. Office and general expenses increased as a percentage of revenue from 19.7% in the nine months of 2013 to 20.5% in the nine months of 2014. The increase was due primarily to an increase of $1.1 million in expense relating to acquisition related costs. Depreciation and amortization as a percentage of revenue decreased from 3.0% in the nine months of 2013 to 2.6% in the nine months of 2014 due to increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $281.9 million for the nine months of 2014, an increase of $27.7 million, or 10.9% compared to $254.3 million in the nine months of 2013. The year over year increase was attributed primarily to acquisition growth of 11.3%, and organic revenue growth as a result of net new business wins of 1.0%. In addition, a strengthening of the US dollar versus the Canadian dollar in 2014 compared to 2013 resulted in a decrease in revenues from the segment’s Canadian-based operations.

The operating profit and margins of Performance Marketing Services decreased by $0.6 million from $9.7 million in the nine months of 2013 to $9.1 million in the nine months of 2014. Operating margins decreased from 3.8% in the nine months of 2013 to 3.2% in the nine months of 2014. These decreases in operating profits and operating margins were due to increases in direct costs (excluding staff labor), office and general costs and depreciation and amortization, offset by a decrease in total staff costs and increase in revenue. Total staff costs decreased from 58.2% in 2013 to 51.5% in 2014 continuing the trend started in 2013 to reduce overall staff costs. Direct costs increased from 23.6% in 2013 to 26.1% in 2014. Direct costs increased as there were increased pass-through costs incurred on clients' behalf during the nine months of 2014. Office and general costs increased from 21.0% in 2013 to 23.9% in 2014. The increase was due to an increase of $8.2 million in expense relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 4.0% in 2013 to 5.8% in 2014 due primarily to amortization expense relating to acquisitions completed in the fourth quarter of 2013 and throughout 2014.

Corporate

Operating costs related to the Company’s Corporate operations decreased $14.5 million to $34.4 million in the nine months of 2014 from $48.9 million in the nine months of 2013. This decrease was primarily related to the $25.9 million of additional stock based compensation in 2013, primarily as a result of the Company's obligation to settle a portion of its SAR's in cash. This decrease was offset in part due to the 2013 repayment in full of a previously fully reserved loan by the Company's CEO of $5.3 million and increases in compensation and related costs of $4.5 million relating to incentive compensation and an increases in travel and entertainment and advertising and promotional costs.

Other Income, Net

Other income (expense) decreased to expense of $8.9 million in the nine months of 2014 compared to income of $1.5 million in the nine months of 2013. The decrease was primarily related to a distribution received in excess of the assets carrying value of $3.1 million, and an unrealized foreign exchange loss of $1.2 million in 2013 compared to an unrealized foreign exchange loss of $10.7 million in 2014. Specifically, these unrealized losses were due primarily to the fluctuation in the US dollar during 2014 and 2013 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries. Additionally, in 2014 the Company had other income of $1.8 million compared to a loss of $0.3 million in 2013.

Net Interest Expense

Net interest expense for the nine months of 2014 was $40.5 million, a decrease of $48.3 million over the $88.8 million of net interest expense incurred during the nine months of 2013. The decrease in interest expense in 2014 was due to the 2013 loss paid on the redemption of the Company’s 11% Notes of $55.6 million, offset by an increase in the outstanding principal amount of the 6.75% senior notes.

Income Taxes

Income tax expense was $2.8 million in the nine months of 2014 compared to a benefit of $8.2 million for the nine months of 2013. The Company’s effective tax rate in 2013 was lower than the statutory rate due to utilization of previously fully reserved net operating losses and noncontrolling interest charges, offset by non-deductible stock based compensation. In addition, the Company’s effective tax rate was lower due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary. The Company’s 2014 effective rate is consistent with the statutory rate.

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

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $4.8 million for the nine months of 2014, an increase of $0.4 million from the $4.4 million of noncontrolling interest expense incurred during the nine months of 2013, primarily due to the Company’s increase in profitability of certain entities within the Strategic Marketing Services segment offset by decreases in profitability by certain entities within the Performance Marketing services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $0.3 million for the nine months of 2014 and $10.9 million for the nine months of 2013.

Net Income (Loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net income attributable to MDC Partners Inc. recorded for the nine months of 2014 was $2.7 million, or $0.05 per diluted share.   This amount is compared to a net loss attributable to MDC Partners Inc. of $54.5 million or a loss of $1.16 per diluted share reported for the nine months of 2013.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2014	As of and for the nine months ended September 30, 2013	As of and for the year ended December 31, 2013
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$48,885	$63,312	$102,007
Working capital (deficit)	$(256,469)	$(211,095)	$(189,815)
Cash from operations	$41,807	$105,351	$59,299
Cash used in investing	$(79,223)	$(13,242)	$(30,124)
Cash from (used in) financing	$(15,512)	$(88,904)	$10,492
Long-term debt to total equity ratio	(2.73)	(3.08)	(2.40)
Fixed charge coverage ratio	1.20	N/A	N/A
Fixed charge deficiency	N/A	$44,533	$131,829

As of September 30, 2014 and December 31, 2013, $6.5 million and $0.7 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At September 30, 2014 the Company had a working capital deficit of $256.5 million compared to a deficit of $189.8 million at December 31, 2013. The increase in working capital deficit was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2014, $4.1 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2014 was $42.1 million. This was attributable to income from continuing operations of $7.8 million, depreciation, amortization of intangibles, and stock compensation of $46.7 million, adjustments to deferred acquisition consideration of $16.1 million, amortization of deferred finance charges and debt discount of $1.7 million, an increase in accounts payable, accruals and other liabilities of $20.3 million, an increase in advanced billings of $51.4 million, foreign exchange of $8.0 million and deferred income taxes of $3.2 million. This was offset by an increase in accounts receivable of $57.5 million, expenditures billable to clients of $38.9 million, an increase in other non-current assets and liabilities of $11.1 million, and an increase in prepaid expenses and other current assets of $5.5 million. Discontinued operations attributable to MDC Partners used cash of $0.3 million in the nine months ended September 30, 2014.

Cash flow provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2013 was $112.8 million. This was attributable to the loss on the redemption of notes of $50.4 million, depreciation and amortization of intangibles and non-cash stock compensation of $65.1 million, an increase in accounts payable, accruals and other liabilities of $39.1 million, an increase in advance billings of $23.0 million, amortization of deferred finance charges and debt discount of $7.0 million, adjustments to deferred acquisition consideration of $5.6 million and foreign exchange of $1.3 million. This cash was offset in part by the loss from continuing operations of $39.2 million, an increase in expenditures billable to clients of $11.0 million, an increase in accounts receivable of $5.2 million, deferred income taxes of $8.7 million, a net increase in other non-current assets and liabilities of $8.9 million, an increase in prepaid expenses and other current assets of $2.3 million and distributions in excess of carrying value of $3.1 million. Discontinued operations attributable to MDC Partners used cash of $7.5 million in the Nine Months Ended September 30, 2013.

Investing Activities

Cash flows used in investing activities was $79.2 million for the nine months ended September 30, 2014, compared with a cash flow used of $13.2 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, the Company used $57.7 million, net of cash acquired for acquisitions. The Company also used $3.7 million for other investments. These outflows were offset by $2.8 million of profit distributions from affiliates.

In the nine months ended September 30, 2014, capital expenditures totaled $20.6 million, of which $16.1 million was incurred by the Strategic Marketing Services segment, $3.3 million was incurred by the Performance Marketing Services segment, and $1.2 million was incurred by corporate. In the nine months ended September 30, 2013, capital expenditures totaled $14.0 million of which $8.2 million was incurred by the Strategic Marketing Services segment, $4.2 million was incurred by the Performance Marketing Services segment, and $1.5 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements.

In the nine months ended September 30, 2013, the Company paid $2.2 million for other investments. These outflows were offset by $3.2 million of profit distributions from affiliates.

Financing Activities

During the nine months ended September 30, 2014, cash flows used in financing activities amounted to $15.5 million, and consisted of $71.3 million of acquisition related payments, payment of dividends of $28.1 million, the purchase of treasury shares for income tax withholding requirements of $4.8 million, distributions to noncontrolling partners of $6.0 million, deferred financing costs of $2.4 million and repayments of long term debt of $0.4 million, offset by proceeds from the additional issuance of $78.9 million of Senior Notes and cash overdrafts of $18.4 million.

During the nine months ended September 30, 2013, cash flows used in financing activities amounted to $88.9 million, and consisted primarily of proceeds from the issuance of the 6.75% Notes of $550.0 million offset by the repayment of the 11% Notes of $425.0 million, premium paid on redemption of notes of $50.4 million, and deferred financing costs of $16.0 million. In addition, there was cash overdrafts of $11.0 million, $111.4 million of acquisition related payments, the purchase of treasury shares for income tax withholding requirements of $5.0 million, $4.8 million of distributions to noncontrolling partners, repayments of long term debt of $1.4 million and $14.5 million of dividend payments.

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

On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of 6.75% Notes due 2020 (the “Notes”). The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77.5 million, which included an original issue premium of $3.9 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.

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

As of September 30, 2014, advances under the Credit Agreement bore interest as follows: (a)(i) LIBOR Rate Loans bore interest at the LIBOR Rate and (ii) Base Rate Loans bore interest at the Base Rate, plus (b) an applicable margin. As of September 30, 2014 the initial applicable margin for borrowing is 1.25% in the case of Base Rate Loans and 2.00% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

Effective October 23, 2014, MDC and its subsidiaries entered into an amendment of its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.

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

Debt as of September 30, 2014 was $743.8 million, an increase of $78.7 million, compared with $665.1 million outstanding at December 31, 2013. This increase in debt was a result of the Company’s additional issuance of $75 million of 6.75% Notes. At September 30, 2014, approximately $220.2 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2014, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

September 30, 2014
Total Senior Leverage Ratio	(0.1)
Maximum per covenant	2.0

Total Leverage Ratio	3.9
Maximum per covenant	5.5

Fixed Charges Ratio	2.7
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$181,234
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at September 30, 2014. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At September 30, 2014, there was $209.9 million of deferred consideration included in the Company’s balance sheet.

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

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2014, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $22.3 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $1.5 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $168.0 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $1.3 million of the estimated $22.3 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.7 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2014	2015	2016	2017	2018 & Thereafter	Total
	($ Millions)
Cash	$1.3	$4.9	$4.2	$4.8	$5.6	$20.8
Shares	—	—	—	—	1.5	1.5
	$1.3	$4.9	$4.2	$4.8	$7.1	$22.3	(1)
Operating income before depreciation and amortization to be received(2)	$1.0	$1.9	$0.1	$0.9	$0.8	$4.7
Cumulative operating income before depreciation and amortization(3)	$1.0	$2.9	$3.0	$3.9	$4.7		(5)

(1)
This amount is in addition to put options only exercisable upon termination not within the control of the Company, or death, of $168.0 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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

Business Combinations.   Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2009 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at the estimated present value. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. These estimates are adjusted quarterly based on changes in current information affecting each subsidiaries current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, change in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.

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

Debt Instruments:  At September 30, 2014, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of September 30, 2014, a 1.0% increase or decrease in the weighted average interest rate, which was 4.5% at September 30, 2014, would have no interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur a $2.2 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MDC PARTNERS INC.

/s/ Michael Sabatino
Michael Sabatino
Senior Vice President, Chief Accounting Officer

November 6, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1
Fourth Amendment, dated as of October 23, 2014, to Credit Agreement, dated as of March 20, 2013, by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on October 24, 2014)

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