Form 10-K
period 2014-12-31
MDC PARTNERS INC
filed 2015-03-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
Commission File Number 001-13718

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2014 was approximately $916 million, computed upon the basis of the closing sales price ($21.11/share) of the Class A subordinate voting shares on that date.
As of February 22, 2015, there were 50,494,080 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners”, “MDC”, the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in the Annual Report on Form 10-K to “Partners” refer to the subsidiaries of the Company.
All dollar amounts are stated in U.S. Dollars unless otherwise stated.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2015, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources & Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions”.
AVAILABLE INFORMATION
Information regarding the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”). The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Annual Report or Form 10-K. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F. Street, N.E., Washington, DC 20549. Please call the SEC at 1 (800) SEC-0330 for further information on the public reference room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.
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
The Company’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under the Credit Agreement and through incurrence of bridge or other debt financing, any of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.
Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K under the caption “Risk Factors” and in the Company’s other SEC filings.
SUPPLEMENTARY FINANCIAL INFORMATION
The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“U.S. GAAP”). However, the Company has included certain non-U.S. GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with U.S. GAAP.

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
MDC is a leading provider of marketing, activation, communications and consulting solutions and services to customers globally with operating units throughout the world.
MDC’s subsidiaries provide a comprehensive range of customized marketing, activation, communications and consulting services, including a wide range of advertising and consumer communication services, media management and effectiveness across all channels, interactive and mobile marketing, direct marketing, database and customer relationship management, sales promotion, corporate communications, market research, data, analytics and insights, corporate identity, design and branding, social media, marketing, product and service innovation, ecommerce and other related services.
Part I — Business
MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing, communications and strategic consulting services to their clients. MDC Partners strives to be a partnership of marketing communications and consulting companies (or Partners) whose strategic, creative and innovative solutions are media-agnostic, challenge the status quo, and achieve measurable superior returns on investment, and drive transformative growth and business performance for clients and stakeholders.
MDC has a “Corporate Group” which provides certain accounting, administrative, strategic, financial, human resource and legal functions for the Company and the Partners. The Corporate Group ensures that MDC is the most Partner-responsive marketing services network through its strategic mandate to help Partner firms accelerate their growth by contributing clients, talent and tuck under acquisitions, as well as working with partner firms to cross-sell services, expand their offerings, expand their geographic footprints by leveraging the collective expertise and scale of the group as a whole. The Corporate Group uses this leverage to provide various shared services to help reduce costs across the group.
The MDC model is driven by three key elements:
Perpetual Partnership.  The perpetual partnership model creates ongoing alignment of interests to drive performance. The perpetual partnership model functions by (1) identifying the "right" Partners with a sustainable differentiated position in the marketplace; (2) creating the "right" Partnership structure generally by taking a majority ownership position and leaving a substantial noncontrolling equity or economic ownership position in the hands of operating management to incentivize long-term growth; (3) providing access to more strategic resources, best practices, and leveraging the network’s scale; and (4) focusing on delivering financial results.
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
MDC operates through “Partner” companies within the following reportable segment and other segment:
Strategic Marketing Services
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
Performance Marketing Services
The Performance Marketing Services segment is an "other" segment and includes our firms that provide specialized consumer insights and analytics to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer services, media planning and buying, and direct marketing initiatives. In addition, the firms included in this segment also provide consumer activation services, investor relations services, and general public insights.
Ownership Information
The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2014.

MDC PARTNERS INC.
SCHEDULE OF CURRENT AND POTENTIAL MARKETING
COMMUNICATIONS COMPANY OWNERSHIP

	Year of Initial
Company	Investment	Locations
Consolidated:
Strategic Marketing Services
6degrees Communications	1993	Canada
72andSunny	2010	Los Angeles, New York, Netherlands, UK
Allison & Partners	2010	San Francisco, Los Angeles, New York and other U.S. Locations, China, France, Singapore, UK
Anomaly	2011	New York, Netherlands, Canada, UK, China
Bruce Mau Design	2004	Canada
Colle + McVoy	1999	Minneapolis
Concentric Partners	2011	New York
Crispin Porter + Bogusky	2001	Miami, Boulder, Los Angeles, UK, Sweden, Denmark, Brazil, China
Doner	2012	Detroit, Atlanta, Cleveland, Los Angeles, UK
Hello Design	2004	Los Angeles
HL Group Partners	2007	New York, Los Angeles, China
Hunter PR	2014	New York
kirshenbaum bond senecal + partners	2004	New York, Canada, China, UK
Albion	2014	UK
Attention	2009	New York
The Media Kitchen	2010	New York
Varick Media Management	2010	New York
Kwittken	2010	New York, UK
Laird + Partners	2011	New York
Mono Advertising	2004	Minneapolis
Northstar Research Partners	1998	Canada, New York, UK
Redscout	2007	New York, San Francisco, UK
Sloane & Company	2010	New York
TargetCom	2000	Chicago
Union	2013	Canada
Veritas	1993	Canada
Vitro	2004	San Diego
Yamamoto	2000	Minneapolis
Performance Marketing Services
Assembly	2014	New York, Detroit, Atlanta, Los Angeles
Integrated Media Solutions	2010	New York
RJ Palmer	2011	New York
TargetCast	2012	New York
Trade X	2011	New York
Boom Marketing	2005	Canada
Bryan Mills Iradesso	1989	Canada
Gale43	2014	Canada, New York
Kenna Communications	2010	Canada
Kingsdale	2014	Canada, New York
LBN Partners	2013	Detroit, Los Angeles
Luntz Global	2014	Washington, D.C.
Relevent	2010	New York
Source Marketing	1998	Connecticut, Pennsylvania
TEAM	2010	Ft. Lauderdale

____________

Financial Information Relating to Business Segments and Geographic Regions
For financial information relating to the Company’s Marketing Communications Businesses and the geographic regions the businesses operate within, refer to Note 14 (Segment Information) of the Notes to the Consolidated Financial Statements included in this Annual Report and to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
Competition
In the competitive, highly fragmented marketing and communications industry, MDC's operating companies compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP Group plc, Publicis Group SA, Dentsu Inc., and Havas Advertising. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s operating companies also faces competition from numerous independent agencies that operate in multiple markets. MDC’s operating companies must compete with all of these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s operating companies compete at this level by providing clients with disruptive marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among its entrepreneurial operating companies through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs around the world by crafting custom integrated solutions.
A partner’s ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers impose, of not permitting their agencies to represent competitive accounts in the same market. In the vast majority of cases, however, MDC’s consistent maintenance of separate, independent operating companies has enabled MDC to represent competing clients across its network.
Industry Trends
Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services and database marketing and analytics are consuming a growing portion of marketing dollars. The Company believes this is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, strategic communications and public relations, etc). The notion of a mass market audience is giving way to life-style segments, social events/networks, and online/mobile communities, each segment requiring a customized message and/or different, often non- traditional, channels of communication and connection to our clients' e-commerce capabilities. Global marketers now demand breakthrough and integrated creative ideas, and no longer require traditional brick-and-mortar communications partners in every market to optimize the effectiveness of their marketing efforts. Combined with the fragmentation of the media landscape, these factors provide new opportunities for small to mid-sized communications companies like those in the MDC network. In addition, marketers now require ever greater speed-to-market to drive financial returns on their marketing and media investment, causing them to turn to more nimble, entrepreneurial and collaborative communications firms like MDC Partners.
There are several recent economic and industry trends that affect or may be expected to affect the Company’s results of operations. For example, the increase in media fragmentation and new consumer offerings are indicative of the changing needs of clients and the evolving competitive landscape. Changes in the way consumers interact with media due to increased use of the Internet, and adoption of smartphones and tablets, as well as the emergence of new platforms, has led to increased demand for digital offerings, which we expect could have a positive impact on our results of operation.
Over the last several years, client procurement departments have focused increasingly on marketing services company fees to ensure efficiency of the investment the client is making in marketing. This has led to a more competitive pricing environment and increased efforts on delivering and measuring proper value for the fees received from clients. We have invested in resources to work with client procurement departments to ensure that we are able to deliver against client goals in a mutually beneficial way. For example, we have explored new compensation models, such as performance-based incentive payments and equity, in order to greater align our success with our clients. These incentive payments may offset negative pricing pressure from client procurement departments.
Clients
The Company serves clients in virtually every industry, and in many cases, the same clients in various locations, and through several partners. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. MDC’s agencies have written contracts with many of their clients.

As is customary in the industry, these contracts provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of MDC’s arrangements with its clients.
During 2014, 2013 and 2012, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 24%, 27% and 25% of 2014, 2013 and 2012 revenues, respectively.
Employees
As of December 31, 2014, MDC and its subsidiaries had the following number of employees within its segments:

Segment	Total
Strategic Marketing Services	4,302
Performance Marketing Services	894
Corporate	54
Total	5,250
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effect of cost of services sold on MDC’s historical results of operations. Because of the personal service character of the marketing communications businesses, the quality of personnel is of crucial importance to MDC’s continuing success. MDC considers its relations with employees to be satisfactory.
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
Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009 and 2010. In 2011 through 2014, the United States experienced modest economic growth, but the pace of the global economic recovery is uneven and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position in 2015.
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
We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to MDC's senior secured revolving credit agreement (the "Credit Agreement") or the $735 million aggregate principal amount 6.75% notes due 2020 (the "6.75% Notes"), or reduced liquidity. Our 10 largest clients (measured by revenue generated) accounted for 24% of revenue in 2014.
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
The loss of lines of credit under the Credit Agreement could adversely affect MDC’s liquidity and our ability to implement MDC’s acquisition strategy and fund any put options if exercised.
MDC uses amounts available under the Credit Agreement, together with cash flow from operations, to fund its working capital needs, to fund the exercise of put option obligations and to fund our strategy of making selective acquisitions of ownership interests in entities in the marketing communications services industry, including through contingent deferred acquisition payments.
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the Credit Agreement, or if MDC was prevented from accessing such lines of credit due to other restrictions such as those in the indenture governing the 6.75% Notes, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments would be materially adversely affected.
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
The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are re-measured each quarter. At December 31, 2014, these aggregate liabilities were $205.4 million, of which $90.8 million, $70.5 million, $23.8 million and $20.3 million would be payable in 2015, 2016, 2017 and thereafter, respectively.
In addition to the Company’s obligations for deferred acquisition consideration, managers of certain of the Company’s acquired subsidiaries hold minority interests in such subsidiaries. In the case of certain minority interests related to acquisitions, the founder of such entity is entitled to a proportionate distribution of earnings from the relevant subsidiary, which is recognized on the Company’s consolidated income statement under “Net income attributable to the noncontrolling interests.”
Minority shareholders often have the right to require the Company to purchase all or part of its interest, either at specified dates or upon the termination of such shareholder’s employment with the subsidiary or death (put rights). In addition, the Company usually has rights to call minority shareholders' interests at a specified date. The purchase price for both puts and calls is typically calculated based on specified formulas tied to the financial performance of the subsidiary.
The Company recorded $195.0 million on its December 31, 2014 balance sheet as Redeemable Noncontrolling Interests for its estimated obligations in respect of minority shareholder put and call rights based on the current performance of the subsidiaries, $19.7 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of Redeemable Noncontrolling Interests attributable to put or call rights exercisable only upon termination of employment or death. No estimated obligation is recorded on the balance sheet for minority interests for which the Company has a call right but the minority holder has no put right.
Payments to be made by the Company in respect of deferred acquisition consideration and minority shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2014. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and minority share interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar minority share interests to managers of its subsidiaries unrelated to acquisitions.
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
Although MDC’s financial results are reported in U.S. Dollars, a portion of its revenues and operating costs are denominated in currencies other than the U.S. Dollar. As a result, fluctuations in the exchange rate between the U.S. Dollar and other currencies, particularly the Canadian Dollar, may affect MDC’s financial results and competitive position.
Goodwill and intangible assets may become impaired.
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with U.S. GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill and intangible assets relating to continuing operations is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.
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
We rely extensively on information technology systems.

We rely on information technologies and infrastructure to manage our business, including digital storage of client marketing and advertising information, developing new business opportunities and processing business transactions. Our information technology systems are potentially vulnerable to system failures and network disruptions, malicious intrusion and random attack. While we have taken what we believe are prudent measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent system failures or network disruptions or breaches in our systems.  Any such breakdowns or breaches in our systems or data-protection policies could adversely affect our reputation or business.
The indenture governing the 6.75% Notes and the Credit Agreement governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.
The indenture governing the 6.75% Notes and the Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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
These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities. The Credit Agreement is subject to various additional covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, and a minimum EBITDA level (as defined). Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 6.75% Notes.
As of December 31, 2014, MDC had $743.1 million, inclusive of original issue premium, of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
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
The Company maintains office space in many cities in the United States, Canada, Europe, Asia, and South America. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. Dollars and are therefore subject to changes in foreign exchange rates.
Item 3. Legal Proceedings
MDC’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, MDC has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of MDC.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal United States market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”), and the principal market in Canada is the Toronto Stock Exchange (symbol: “MDZ.A”). As of February 28, 2015, the approximate number of holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 788. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ and the Toronto Stock Exchange, respectively, for each quarter in the years ended December 31, 2014 and 2013, are as follows:
Nasdaq

Quarter Ended	High	Low

	($ per Share)
March 31, 2013	10.78	7.75
June 30, 2013	12.55	9.52
September 30, 2013	18.65	12.48
December 31, 2013	25.51	18.41
March 31, 2014	26.62	20.55
June 30, 2014	25.48	19.31
September 30, 2014	22.71	18.54
December 31, 2014	23.45	17.99
The Toronto Stock Exchange

Quarter Ended	High	Low

	(C$ per Share)
March 31, 2013	10.89	7.70
June 30, 2013	12.73	9.71
September 30, 2013	19.22	12.67
December 31, 2013	27.30	18.83
March 31, 2014	29.06	22.67
June 30, 2014	28.00	20.51
September 30, 2014	24.80	20.48
December 31, 2014	27.00	19.89
As of February 20, 2015, the last reported sale price of the Class A subordinate voting shares was $25.51 on NASDAQ and C$32.10 on the Toronto Stock Exchange.
Dividend Practice
In 2014, MDC’s board of directors declared the following dividends: a $0.18 per share quarterly dividend to all shareholders of record as of the close of business on March 4, 2014; a $0.18 per share quarterly dividend to all shareholders of record as of the close of business on May 5, 2014; a $0.19 per share quarterly dividend to all shareholders of record as of the close of business on August 5, 2014; and a $0.19 per share quarterly dividend to all shareholders of record as of the close of business on November 10, 2014. MDC’s practice is to pay dividends only out of excess free cash flow from operations. MDC is further limited in the extent to which we are able to pay dividends under our Credit Agreement and the indenture governing the 6.75% Notes. The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 6.75% Notes, future earnings, capital requirements, our general financial condition and general business conditions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2014.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by stockholders:
Share options	112,500	$5.70	1,002,172
Not approved by stockholders:
None	—	—	—
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On April 2, 2014, the Company issued an additional $75 million principal amount of 6.75% Senior Notes to various institutional investors in a private offering exempt from registration in reliance on Rule 144A and Regulation S under the Securities Act. We received net proceeds from the offering of approximately $77.5 million, and we used the proceeds for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities:
Shares — Class A subordinate voting shares
For the twelve months ended December 31, 2014, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and indenture governing the 6.75% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2014, the Company’s employees surrendered 216,004 Class A shares valued at approximately $5.4 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2014.
Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for the Company’s common stock is Canadian Stock Transfer Trust Company (f/k/a CIBC Mellon Trust Company). Canadian Stock Transfer Trust Company operates a telephone information inquiry line that can be reached by dialing toll-free 1-800-387-0825 or 416-643-5500.
Correspondence may be addressed to:
MDC Partners Inc.
C/o Canadian Stock Transfer Trust Company
P.O. Box 4202, Postal Station A
Toronto, Ontario M5W 0E4
Item 6. Selected Financial Data

The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes that are included in this annual report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,223,512	$1,062,478	$972,973	$853,240	$616,157
Operating profit (loss)	$87,749	$(34,594)	$(17,969)	$10,287	$33,573
Income (loss) from continuing operations	$4,093	$(133,202)	$(73,448)	$(73,886)	$2,134
Stock-based compensation included in income (loss) from continuing operations	$17,696	$100,405	$32,197	$23,657	$16,507
Income (Loss) per Share
Basic
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.06)	$(2.96)	$(1.74)	$(1.69)	$(0.20)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.06)	$(2.96)	$(1.74)	$(1.69)	$(0.20)
Cash dividends declared per share	$0.74	$0.46	$0.38	$0.45	$0.23
Financial Position Data
Total assets	$1,648,890	$1,425,227	$1,344,945	$1,055,745	$914,348
Total debt	$743,127	$665,128	$431,703	$385,174	$286,216
Redeemable noncontrolling interests	$194,951	$148,534	$117,953	$107,432	$77,560
Deferred acquisition consideration	$205,368	$153,913	$196,446	$137,223	$107,991
Fixed charge coverage ratio	1.23	N/A	N/A	N/A	1.04
Fixed charge deficiency	N/A	$134,754	$63,240	$27,780	N/A
Several significant factors that should be considered when comparing the annual results shown above are as follows:
Year Ended December 31, 2014
During 2014, the Company completed a number of acquisitions and a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.
On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of its 6.75% Notes. The additional notes were issued under the indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. We received net proceeds from the offering of approximately $77.5 million, and we used the proceeds for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions, and the repayment of the amount outstanding under our senior secured revolving credit facility.
During the quarter ended December 31, 2014, the Company made the decision to strategically sell the net assets of Accent Marketing Services, L.L.C. All periods reflect these discontinued operations. See Note 10 of the Notes to the Consolidated Financial Statements included herein.
Year Ended December 31, 2013
During 2013, the Company completed an acquisition and a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.
On March 20, 2013, the Company issued and sold $550 million aggregate principal amount 6.75% Notes due 2020. The 6.75% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure the Credit Agreement. The 6.75% Notes bear interest at a rate of

6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The 6.75% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes. In addition, the Company entered into an amended and restated, $225 million senior secured revolving credit agreement due 2018.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2014 means the period beginning January 1, 2014, and ending December 31, 2014). References in the Annual Report on Form 10-K to "partners" refer to the subsidiaries of the Company.
The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“U.S. GAAP”). However, the Company has included certain non-U.S. GAAP financial measures and ratios, which it believes provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. One such term is “organic revenue”, which means growth in revenues from sources other than acquisitions or foreign exchange impacts. These measures do not have a standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with U.S. GAAP.
Executive Summary
The Company’s objective is to create shareholder value by building market-leading partner firms and affiliates that deliver innovative, value-added marketing communications and strategic consulting to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.
MDC manages the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; existing growth by major segment (organic); growth from currency changes; and growth from acquisitions.
MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there is one reportable operating segment, the Strategic Marketing Services, and an other segment, the Performance Marketing Services. In addition, MDC has a “Corporate Group” which provides certain accounting, administrative, financial, human resource and legal functions.
Marketing Communications Businesses
Through its partners, MDC provides value-added marketing and communications and strategic consulting services to clients throughout the world.
The operating companies earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the Notes to the Consolidated Financial Statements included herein.
MDC measures operating expenses in two distinct cost categories: cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to providing services. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Also included in office and general expenses are the changes of the estimated value of our contingent purchase price obligations, including the accretion of present value and acquisition related costs. Depreciation and amortization are also included in operating expenses.
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
We measure capital expenditures as either maintenance or investment related. Maintenance capital expenditures are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses. Investment capital expenditures include expansion costs, the build out of new capabilities, technology, or other growth initiatives not related to the day to day upkeep of the existing operations. Growth capital expenditures are measured and approved based on the expected return of the invested capital.
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
Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2010 to 2014 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” in the Notes to the Consolidated Financial Statements included herein.
Foreign Exchange Fluctuation.  Our financial results and competitive position are affected by fluctuations in the exchange rate between the U.S. Dollar and non-U.S. Dollars, primarily the Canadian Dollar. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”
Seasonality.  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.
Fourth Quarter Results.  Revenues for the fourth quarter of 2014 increased to $339.9 million, compared to 2013 fourth quarter revenues of $289.2 million. The increase consisted of organic growth of $36.2 million, acquisition revenue of $18.2 million and a decrease of $3.7 million due to foreign currency fluctuations. The Strategic Marketing Services segment had revenue growth of $42.9 million in 2014, of which $33.0 million was organic, acquisition revenue of $12.7 million, offset by a decrease of $2.8 million due to foreign currency fluctuations. The Performance Marketing Services segment had increased revenue of $7.8 million in 2014, which consisted of organic growth of $3.2 million, acquisition revenue of $5.5 million, offset by a decrease of $0.9 million related to foreign currency fluctuations. Operating results for the fourth quarter of 2014 resulted in a profit of $25.7 million, compared to a loss of $70.1 million in 2013. The increase in operating profits was primarily related to two compensation related items from 2013: a stock based compensation charge of $55.8 million relating to the Company’s settlement of its outstanding SAR’s in cash, and a one-time contractual bonus to the Company’s CEO of $9.6 million for the Company’s stock price achieving specified targets and to a reduction of $28.8 million relating to the estimated deferred acquisition consideration expense. Loss from continuing operations for the fourth quarter of 2014 was $6.4 million, compared to $90.1 million in 2013. Other expense net increased to $9.1 million in 2014, compared to $4.6 million in 2013 due to unrealized losses due to foreign currency fluctuations. Interest expense was higher in 2014 by $2.9 million, income tax expense was also higher by $5.8 million and equity in earnings of non-consolidated affiliates was $1.2 million in 2014, compared to $0.1 million in 2013. Interest expense increased due to the Company’s additional issuance of $75 million aggregate principal 6.75% Notes in April 2014.
Summary of Key Transactions
Year Ended December 31, 2014
The Company completed several key acquisitions in 2014. MDC acquired a 60% equity interest in Luntz Global Partners LLC, a 65% equity interest in Kingsdale Partners LP, a 100% equity interest in The House Worldwide Ltd, an additional 82% equity interest in Trapeze Media Limited, a 65% equity interest in Hunter PR LLC, a 75% equity interest in Albion Brand Communications Limited and two additional non-material acquisitions.
The total aggregate purchase price for these 2014 transactions was $151.2 million, which included closing cash payments equal to $67.2 million, plus additional estimated contingent purchase payments in future years of approximately $84.0 million. See Note 4 of the Notes to the Consolidated Financial Statements included herein for additional information on these and other acquisitions.
On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of its 6.75% Notes. The additional notes were issued under the indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77.5 million, which included an original issue premium of $3.9 million, payment of underwriter fees of $1.5 million. The Company used the net proceeds of the offering for general corporate purposes including the funding of deferred acquisition consideration, working capital, acquisitions, and the repayment of the amount outstanding under our senior secured revolving credit facility.
Year Ended December 31, 2013
On March 20, 3013, the Company issued and sold $550 million aggregate principal amount 6.75% Notes. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used the net proceeds to redeem all of the 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes. In addition, the Company entered into an amended and restated $225 million senior secured revolving credit agreement due 2018.
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
Year Ended December 31, 2012
The Company completed several key acquisitions and transactions in 2012. These acquisitions included the acquisition of Doner Partners LLC. The Company acquired a 30% voting interest and a convertible preferred interest that allows the Company to increase ordinary voting ownership to 70% at MDC’s option, at no additional cost to the Company. Doner is a full service integrated creative agency. In addition, the Company acquired a 70% interest in TargetCast LLC, a full service integrated media agency.
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

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$954,211	$269,301	$—	$1,223,512
Cost of services sold	617,914	180,604	—	798,518
Office and general expenses	200,716	45,224	44,133	290,073
Depreciation and amortization	24,158	21,229	1,785	47,172
Operating profit (loss)	111,423	22,244	(45,918)	87,749
Other income (expense):
Other income, net				689
Foreign exchange loss				(18,482)
Interest expense and finance charges, net				(54,847)
Income from continuing operations before income taxes, equity in non-consolidated affiliates				15,109
Income tax expense				12,422
Income from continuing operations before equity in non-consolidated affiliates				2,687
Equity in earnings of non-consolidated affiliates				1,406
Income from continuing operations				4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(21,260)
Net loss				(17,167)
Net (income) loss attributable to noncontrolling interests	(6,943)	53	—	(6,890)
Net loss attributable to MDC Partners Inc.				$(24,057)
Stock based compensation	$9,616	$3,553	$4,527	$17,696

	For the Year Ended December 31, 2013
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$836,936	$225,542	$—	$1,062,478
Cost of services sold	535,085	169,884	—	704,969
Office and general expenses	190,699	38,551	126,714	355,964
Depreciation and amortization	24,210	10,535	1,394	36,139
Operating profit (loss)	86,942	6,572	(128,108)	(34,594)
Other income (expense):
Other income, net				2,531
Foreign exchange loss				(5,516)
Interest expense, finance charges and loss on redemption of notes, net				(100,271)
Loss from continuing operations before income taxes, equity in non-consolidated affiliates				(137,850)
Income tax benefit				(4,367)
Loss from continuing operations before equity in non-consolidated affiliates				(133,483)
Equity in earnings of non-consolidated affiliates				281
Loss from continuing operations				(133,202)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(9,200)
Net loss				(142,402)
Net income attributable to noncontrolling interests	(6,150)	(311)	—	(6,461)
Net loss attributable to MDC Partners Inc.				$(148,863)
Stock based compensation	$7,657	$3,017	$89,731	$100,405

	For the Year Ended December 31, 2012
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$751,464	$221,509	$—	$972,973
Cost of services sold	504,407	162,922	—	667,329
Office and general expenses	193,758	48,561	38,847	281,166
Depreciation and amortization	27,807	13,298	1,342	42,447
Operating profit (loss)	25,492	(3,272)	(40,189)	(17,969)
Other income (expense):
Other income, net				450
Foreign exchange loss				(1,138)
Interest expense and finance charges, net				(45,871)
Loss from continuing operations before income taxes, equity in non-consolidated affiliates				(64,528)
Income tax expense				9,553
Loss from continuing operations before equity in non-consolidated affiliates				(74,081)
Equity in earnings of non-consolidated affiliates				633
Loss from continuing operations				(73,448)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(5,128)
Net loss				(78,576)
Net income attributable to noncontrolling interests	(6,326)	(537)	—	(6,863)
Net loss attributable to MDC Partners Inc.				$(85,439)
Stock based compensation	$9,186	$8,227	$14,784	$32,197
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue was $1.2 billion for the year ended 2014, representing an increase of $161.0 million, or 15.2%, compared to revenue of $1.1 billion for the year ended 2013. This increase relates primarily to an increase in organic revenue of $115.0 million and acquisition growth of $54.6 million. A strengthening of the U.S. Dollar, primarily versus the Canadian Dollar during the year ended December 31, 2014, resulted in a decrease of $8.6 million.
Operating income for the year ended 2014 was $87.7 million, compared to a loss of $34.6 million in 2013. Operating profit increased by $24.5 million in the Strategic Marketing Services segment and by $15.7 million in the Performance Marketing Services segment. Corporate operating expenses decreased by $82.2 million in 2014.
Income from continuing operations was $4.1 million in 2014, compared to a loss of $133.2 million in 2013. This increase of $137.3 million was primarily attributable to an increase in operating profits of $122.3 million, primarily due to increased revenue and a decrease in stock based compensation of $82.7 million, and a decrease in net interest expense equal to $45.4 million, offset by an increase in tax expense of $16.8 million. The decrease in net interest expense was primarily due to the Company’s redemption of its 11% Notes in March 2013 and related premium, fees and expenses of $55.6 million offset by higher overall debt outstanding. These amounts were also impacted by an increase in foreign exchange losses of $12.9 million in 2014 and a decrease in other income, net of $1.9 million.
Marketing Communications Group
Revenues attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $1.2 billion in the aggregate in 2014, compared to $1.1 billion in 2013, representing a year-over-year increase of 15.2%.

The components of the change in revenue for 2014 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2013	$1,062,478
Acquisition	54,626	5.1%
Organic	114,969	10.8%
Foreign exchange impact	(8,561)	(0.7)%
Year ended December 31, 2014	$1,223,512	15.2%
The geographic mix in revenues was relatively consistent between 2014 and 2013 and is demonstrated in the following table:

	2014	2013
US	81%	82%
Canada	12%	13%
Europe and other	7%	5%
The operating profit of the Marketing Communications Group increased by $40.2 million to $133.7 million from $93.5 million. Operating margins increased by 2.1% and were 10.9% for 2014, compared to 8.8% for 2013. The increase in operating profit and operating margin was primarily due to increases in revenue, decreases in total staff costs and decreases in office and general, offset by an increase in direct cost (excluding staff labor). Total staff costs as a percentage of revenue decreased by 1.9% from 57.7% in 2013 to 55.8% in 2014. Direct costs (excluding staff labor) increased as a percentage of revenues from 14.4% in 2013, to 15.8% in 2014. Direct costs increased as there were more pass-through costs incurred on the clients’ behalf during 2014 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue by 1.5% from 21.6% in 2013, to 20.1% in 2014. This decrease was primarily due to a reduction of $19.4 million in expense relating to estimated deferred acquisition consideration and the increase in revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue increased from 3.3% in 2013 to 3.7% in 2014, due primarily to the increase in revenue.
Marketing Communications Businesses
Strategic Marketing Services
Revenues attributable to Strategic Marketing Services in 2014 were $954.2 million, compared to $836.9 million in 2013. The year-over-year increase of $117.3 million, or 14.0%, was attributable primarily to organic growth of $102.2 million, or 12.2%, as a result of net new business wins, and acquisition growth of $20.3 million or 2.4%. These increases were offset by a foreign exchange translation decrease of $5.2 million, due to the strengthening of the U.S. Dollar compared to the Canadian Dollar.
The operating profit of Strategic Marketing Services increased by $24.5 million from $86.9 million in 2013 to $111.4 million in 2014. Operating margins increased from 10.4% in 2013 to 11.7% in 2014. The increase in operating profits and operating margins were primarily due to increases in revenues, decrease in total staff costs and decreases in office and general, offset by an increase in direct costs (excluding staff labor). Total staff costs as a percentage of revenue decreased from 59.3% in 2013 to 58.7% in 2014. Direct costs (excluding staff labor) increased as a percentage of revenue from 10.1% in 2013 to 11.6% in 2014. Direct costs increased as there were more pass-through costs incurred on the clients’ behalf during 2014 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 22.8% in 2013 to 21.0% in 2014. The decrease was due to a reduction of $12.5 million in expense relating to estimated deferred acquisition consideration and the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 2.9% in 2013 to 2.5% in 2014 due to the increase in revenue.
Performance Marketing Services
Performance Marketing Services generated revenues of $269.3 million for 2014, an increase of $43.8, or 19.4%, compared to revenues of $225.5 million in 2013. The year-over-year increase was attributable primarily to an organic growth of $12.7 million or 5.6% as a result of net new business and an increase in acquisition growth of $34.4 million or 15.2%, offset by a foreign translation decrease of $3.3 million.
The operating profit of Performance Marketing Services increased by $15.7 million, from $6.6 million in 2013 to $22.2 million in 2014. Operating margins increased from 2.9% in 2013 to 8.3% in 2014. The increase in operating profits and operating margins were primarily due to increased revenue, decreases in total staff costs, offset by an increase in direct costs (excluding staff labor). Total staff costs decreased from 51.8% in 2013 to 45.3% in 2014. Direct costs increased from 30.1% in 2013 to 30.5% in 2014 due to increased pass-through costs incurred on the clients’ behalf during 2014 where the agency was acting as principal versus agent for certain client contracts. Office and general costs decreased from 17.1% in 2013 to 16.8% in 2014 due primarily to decreased expenses relating to estimated deferred acquisition consideration. Depreciation and amortization increased from 4.7% in 2013 to 7.9% in 2014 due primarily to the additional amortization expense related to the 2014 acquisitions.
Corporate
Operating costs related to the Company’s Corporate operations decreased by $82.2 million to $45.9 million in 2014, compared to $128.1 million in 2013. This decrease was primarily due to the 2013 settlement of SAR’s in cash resulting in a stock based compensation charge of $78.0 million and a one-time bonus payment of $9.6 million to our CEO for the Company’s stock price achieving specified targets, offset by a reduction of expense relating to the $5.3 million repayment of a previously fully reserved loan by the Company's CEO. Excluding these items, corporate expenses were consistent year over year.
Other Income (Expense), Net
Other income (expense), net, decreased by $1.9 million from income of $2.5 million in 2013 to income of $0.7 million in 2014. The decrease relates to the 2013 distribution received in excess of the assets carrying value of $3.1 million.
Foreign Exchange
The foreign exchange loss was $18.5 million for 2014, compared to a loss of $5.5 million recorded in 2013. This unrealized loss was due primarily to the fluctuation in the U.S. Dollar during 2014 and 2013 compared to the Canadian Dollar relating to the Company’s U.S. Dollar denominated intercompany balances with its Canadian subsidiaries.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net for 2014 was $54.8 million, a decrease of $45.4 million over the $100.3 million of interest expense and finance charges, net incurred during 2013. This decrease was due to the loss paid on the redemption of the Company’s 11% Notes of $55.6 million and by the lower borrowing costs related to the 6.75% Notes issued to replace those notes offset by an overall increase in total debt outstanding in 2014.
Income Tax Expense
Income tax expense in 2014 was $12.4 million compared to a benefit of $4.4 million for 2013. The Company’s effective rate was substantially higher than the statutory rate in 2014, primarily due to nondeductible stock-based compensation, an increase in the valuation allowance, and the effect of the difference in the U.S. and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2013 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.
Equity in Affiliates
Equity in affiliates represents the income attributable to equity-accounted affiliate operations. In 2014, the Company recorded income of $1.4 million compared to income of $0.3 million in 2013 due to the Company increasing the number of entities accounted for under the equity method.
Noncontrolling Interests
The effects of noncontrolling interest was $6.9 million for 2014, an increase of $0.4 million from the $6.5 million during 2013. This increase relates to the overall increase in profits offset by step-up transactions of entities the Company does not own 100% in both the Strategic Marketing Services and Performance Marketing Service segments.
Discontinued Operations
The loss net of taxes from discontinued operations for 2014 was $21.3 million and $9.2 million in 2013. The increase in discontinued operations results from the 2014 decision to strategically sell the net assets of the Company's Accent division and the write-off of that company's goodwill of $15.6 million.

Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2014 was $24.1 million or a loss of $0.49 per diluted share, compared to a net loss of $148.9 million or $3.16 per diluted share reported for 2013.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue was $1.1 billion for the year ended 2013, representing an increase of $89.5 million, or 9.2%, compared to revenue of $973.0 million for the year ended 2014. This increase relates primarily to an increase in organic revenue of $91.3 million and acquisition growth of $2.6 million. A strengthening of the U.S. Dollar, primarily versus the Canadian Dollar during the year ended December 31, 2013, resulted in a decrease of $4.4 million.
Operating loss for the year ended 2013 was $34.6 million, compared to a loss of $18.0 million in 2012. Operating profit increased by $61.5 million in the Strategic Marketing Services segment and by $9.8 million in the Performance Marketing Services segment. Corporate operating expenses increased by $87.9 million in 2013.
Loss from continuing operations was a loss of $133.2 million in 2013, compared to a loss of $73.4 million in 2012. This increase in loss of $60.1 million was primarily attributable to a decrease in operating profits of $16.6 million (primarily due to an increase in stock based compensation of $68.2 million), and an increase in net interest expense equal to $54.4 million, offset by a decrease in tax expense of $13.9 million. The increase in net interest expense was primarily due to the Company’s redemption of its 11% Notes in March 2013 and related premium, fees and expenses of $55.6 million. These amounts were also impacted by an increase in foreign exchange losses of $4.4 million in 2013 and an increase in other income, net of $2.1 million.

Marketing Communications Group
Revenues attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $1.1 billion in the aggregate in 2013, compared to $1.0 billion in 2012, representing a year-over-year increase of 9.2%.
The components of the change in revenue for 2013 are shown in the following table:

	Revenue
	$000’s	%
Year ended December 31, 2012	$972,973
Acquisition	2,572	0.3%
Organic	91,346	9.4%
Foreign exchange impact	(4,413)	(0.5)%
Year ended December 31, 2013	$1,062,478	9.2%
The geographic mix in revenues was relatively consistent between 2013 and 2012 and is demonstrated in the following table:

	2013	2012
US	82%	80%
Canada	13%	15%
Europe and other	5%	5%
The operating profit of the Marketing Communications Group increased by $71.3 million to $93.5 million from $22.2 million. Operating margins increased by 6.5% and were 8.8% for 2013, compared to 2.3% for 2012. The increase in operating profit and operating margin was primarily due to increases in revenue and decreases in direct costs, office and general expenses, and depreciation and amortization. Total staff costs were consistent at approximately 58%. Direct costs (excluding staff costs) decreased as a percentage of revenues from 18.2% in 2012, to 14.4% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 24.9% in 2012, to 21.6% in 2013. This decrease was primarily due to a reduction of $17.1 million in expense relating to estimated deferred acquisition consideration and the increase in revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 4.2% in 2012 to 3.3% in 2013 due to the increase in revenue.

Marketing Communications Businesses
Strategic Marketing Services
Revenues attributable to Strategic Marketing Services in 2013 were $836.9 million, compared to $751.5 million in 2012. The year-over-year increase of $85.5 million, or 11.4%, was attributable primarily to organic growth of $91.4 million or 12.2%; these increases were offset by a foreign exchange translation decrease due to the strengthening of the U.S. Dollar compared to the Canadian Dollar. This organic revenue growth was driven by net new business wins.
The operating profit of Strategic Marketing Services increased by $61.4 million from $25.5 million in 2012 to $86.9 million in 2013. Operating margins increased from 3.4% in 2012 to 10.4% in 2013. The increase in operating profits and operating margins were primarily due to increases in revenues and decreases in direct costs, office and general costs and depreciation and amortization. Total staff costs were relatively consistent at 59%. Direct costs (excluding staff labor) decreased as a percentage of revenue from 14.5% 2012 to 10.1% in 2013. Direct costs decreased as there were fewer pass-through costs incurred on the clients’ behalf during 2013 where the company was acting as principal versus agent for certain client contracts. Office and general expenses decreased as a percentage of revenue from 25.8% in 2012 to 22.8% in 2013. The decrease was due to a reduction of $12.4 million in expense relating to estimated deferred acquisition consideration and the increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue decreased from 3.7% in 2012 to 2.9% in 2013, due to the increase in revenue.
Performance Marketing Services
Performance Marketing Services generated revenues of $225.5 million for 2013, an increase of $4.0 million, or 1.8%, compared to revenues of $221.5 million in 2012. The year-over-year increase was attributable primarily to acquisition growth of $5.8 million and foreign translation decrease of $1.7 million.
The operating profit of Performance Marketing Services increased by $9.8 million, from a loss of $3.3 million in 2012 to income of $6.6 million in 2013. Operating margins increased from a loss of 1.5% in 2012 to income of 2.9% in 2013. The increase in operating profits and operating margins were primarily due to increased revenue and decreases in total staff costs, direct costs (excluding staff labor), office and general expenses, and depreciation and amortization. Total staff costs decreased from 52.6% in 2012 to 51.8% in 2013. Direct costs decreased from 30.7% in 2012 to 30.1% in 2013 due to decreased pass-through costs incurred on the clients’ behalf during 2013 where the agency was acting as principal versus agent for certain client contracts. Office and general costs decreased as a percentage of revenue from 21.9% in 2012 to 17.1% in 2013 primarily due to decreased expenses relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs. Depreciation and amortization decreased from 6.0% in 2012 to 4.7% in 2013, due to the increase in revenue.
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
Other Income, Net
Other income, net, increased by $2.1 million from income of $0.5 million in 2012 to income of $2.5 million in 2013. The increase was primarily related to a distribution received in excess of the assets carrying value of $3.1 million.
Foreign Exchange
The foreign exchange loss was $5.5 million for 2013, compared to a loss of $1.1 million recorded in 2012. This unrealized loss was due primarily to the fluctuation in the U.S. Dollar during 2013 and 2012 compared to the Canadian Dollar relating to the Company’s U.S. Dollar denominated intercompany balances with its Canadian subsidiaries.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net for 2013 was $100.3 million, an increase of $54.4 million over the $45.9 million of interest expense and finance charges, net incurred during 2012. This increase was due to the loss paid on the redemption of the Company’s 11% Notes of $55.6 million, offset in part by lower borrowing costs related to the 6.75% Notes issued to replace those notes.
Income Tax Expense

Income tax expense in 2012 was $9.6 million compared to a benefit of $4.4 million for 2013. The Company’s effective rate was substantially lower than the statutory rate in 2013, primarily due to nondeductible stock-based compensation, an increase in the valuation allowance, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2012 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.
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
Discontinued Operations
The loss net of taxes from discontinued operations for 2013 was $9.2 million and $5.1 million in 2012, due to the 2014 decision to strategically sell the Company's Accent division.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2013 was $148.9 million or a loss of $3.16 per diluted share, compared to a net loss of $85.4 million or $1.85 per diluted share reported for 2012.

Liquidity and Capital Resources
The following table provides information about the Company’s liquidity position:

Liquidity	2014	2013	2012

	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$119,767	$102,007	$60,330
Working capital (deficit)	$(269,262)	$(189,815)	$(226,682)
Cash from operating activities	$133,942	$59,299	$76,304
Cash from (used in) investing activities	$(99,686)	$(30,124)	$7,811
Cash from (used in) financing activities	$(15,428)	$10,492	$(31,858)
Ratio of long-term debt to shareholders’ deficit	(2.13)	(2.40)	(5.09)
As of December 31, 2014, 2013, and 2012, $6.5 million, $0.7 million and $2.5 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Agreement by using available cash.
Working Capital
At December 31, 2014, the Company had a working capital deficit of $269.3 million compared to a deficit of $189.8 million at December 31, 2013. Working capital deficit increased by $79.5 million primarily related to a $37.8 million increase in short term deferred acquisition consideration. The increase in deficit was primarily due to timing in the amounts collected from clients, and when paid to suppliers, primarily media outlets. At December 31, 2014, the Company had no borrowings under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2014, 2013 and 2012, the Company made distributions to these noncontrolling interest holders of $6.5 million, $5.5 million and $7.7 million, respectively. At December 31, 2014, $6.0 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company expects that available borrowings under its Credit Agreement, together with cash flows from operations and other initiatives, will be sufficient over the next twelve months to adequately fund working capital deficits should there be a need to do so from time to time, as well as all of the Company’s obligations including put options and capital expenditures.
Operating Activities
Cash flows provided by continuing operations for 2014 was $135.8 million. This was attributable primarily to income from continuing operations of $4.1 million, plus non-cash stock based compensation of $17.7 million, depreciation and amortization of $49.4 million, and adjustments to deferred acquisition consideration of $18.7 million, an increase in accounts payable, accruals and other current liabilities of $57.5 million, a decrease in expenditures billable to clients of $23.4 million, foreign exchange of $14.8 million, and deferred income taxes of $11.0. This was partially offset by an increase in accounts receivable of $35.8 million, an increase in advanced billings of $13.8 million, other non-current assets and liabilities of $8.5 million, an increase in prepaid expenses and other current assets of $1.9 million, and earnings of non-consolidated affiliates of $1.4 million. Discontinued operations used cash of $1.8 million.
Cash flows provided by continuing operations for 2013 was $56.0 million. This was attributable primarily to a loss on the redemption of notes of $50.4 million, plus non-cash stock based compensation of $22.4 million, depreciation and amortization of $43.9 million, and adjustments to deferred acquisition consideration of $36.1 million, an increase in accounts payable, accruals and other current liabilities of $30.0 million, a decrease in accounts receivable of $16.1 million, an increase in advanced billings of $17.6 million and foreign exchange of $3.0 million. This was partially offset by a loss from continuing operations of $133.2 million, other non-current assets and liabilities of $9.4 million, an increase in prepaid expenses and other current assets of $7.8 million, deferred income tax of $5.4 million, an increase in expenditures billable to clients of $4.4 million, and distributions in excess of carrying value of $3.1 million. Discontinued operations provided cash of $3.3 million.
Cash flows provided by continuing operations for 2012 was $74.9 million. This was attributable primarily to non-cash stock based compensation of $32.2 million, depreciation and amortization of $44.7 million, and adjustments to deferred acquisition consideration of $53.3 million, an increase in accounts payable, accruals and other current liabilities of $65.9 million, deferred income taxes of $8.4 million, an increase in advanced billings of $1.8 million and foreign exchange of $0.9 million. This was partially offset by a loss from continuing operations of $73.5 million, an increase in accounts receivable of $28.9 million, an increase in expenditures billable to clients of $17.2 million, other non-current assets and liabilities of $9.2 million, an increase in prepaid expenses and other current assets of $3.0 million and earnings of non-consolidated affiliates of $0.6 million. Discontinued operations provided cash of $1.4 million.
Investing Activities
Cash flows used in investing activities were $99.7 million for 2014, compared with $30.1 million for 2013, and cash flows provided by investing activities of $7.8 million in 2012.
In the year ended December 31, 2014, capital expenditures totaled $26.4 million, of which $22.5 million was incurred by the Strategic Marketing Services segment, $2.6 million was incurred by the Performance Marketing Services segment, and $1.3 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Discontinued operations used cash of $2.1 million in 2014 related to capital expenditures.
In the year ended December 31, 2014, the Company paid $68.3 million, net of cash acquired for acquisitions and $6.3 million for other investments. These outflows were offset by $3.4 million of profit distributions from non-consolidated affiliates.
In the year ended December 31, 2013, capital expenditures totaled $16.8 million, of which $12.3 million was incurred by the Strategic Marketing Services segment, $2.4 million was incurred by the Performance Marketing Services segment, and $2.1 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Discontinued operations used cash of $2.8 million in 2013 related to capital expenditures.
In the year ended December 31, 2013, the Company paid $11.9 million, net of cash acquired for acquisitions and $2.7 million for other investments. These outflows were offset by $3.8 million of profit distributions from non-consolidated affiliates, and $0.2 million of proceeds from the sale of assets.
Expenditures for capital assets in 2012 were equal to $16.5 million. Of this amount, $11.6 million was incurred by the Strategic Marketing Services segment, $4.5 million was incurred by the Performance Marketing Services segment. These expenditures consisted primarily of computer equipment, leasehold improvements, furniture and fixtures, and $0.4 million related to the purchase of Corporate assets. These outflows were offset by $1.3 million in profit distributions.
Cash provided by acquisitions during 2012 was $30.9 million, $26.6 million related to acquisition payments, offset by $57.5 million of cash acquired. The Company also used cash of $2.2 million for other investments.
In 2012, discontinued operations used cash of $5.8 million relating to capital expenditures.

Financing Activities
During the year ended December 31, 2014, cash flows used in financing activities amounted to $15.4 million, and consisted of $78.3 million of acquisition related payments, payment of dividends of $37.7 million, distributions to noncontrolling partners of $6.5 million, the purchase of treasury shares for income tax withholding requirements of $5.4 million, payment of $3.7 million for deferred financing costs and repayments of long term debt of $0.7 million. This was partially offset by proceeds from the issuance of additional 6.75% Notes of $78.9 million and cash overdrafts of $37.8 million.
During the year ended December 31, 2013, cash flows provided by financing activities amounted to $10.5 million, and consisted of proceeds from the issuance of the 6.75% Notes of $664.1 million, which in turn was offset by the repayment of the 11% Notes of $425.0 million, and the premium paid on redemption of notes of $50.4 million. Bank overdrafts provided an additional $4.9 million in cash. These proceeds were offset by $119.6 million of acquisition related payments, deferred financing costs of $20.8 million, the purchase of treasury shares for income tax withholding requirements of $13.8 million, distributions to noncontrolling partners of $5.5 million, payment of dividends of $22.0 million and repayments of long term debt of $0.7 million. Discontinued operations used cash of $1.3 million relating to the repayment of long term debt.
During the year ended December 31, 2012, cash flows used in financing activities amounted to $31.9 million and primarily consisted of $84.8 million of proceeds from the additional 11% Notes issuance, and bank overdrafts of $26.0 million. These proceeds were offset by acquisition related payments of $68.7 million, repayments of the revolving credit facility of $38.0 million, dividends paid of $22.0 million, distributions to noncontrolling shareholders of $7.7 million, purchase of shares of $3.3 million, deferred financing costs of $2.2 million and repayment of long-term debt of $0.7 million.
Total Debt
6.75% Senior Notes Due 2020
On March 20, 2013, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of the $500 million aggregate principal amount 6.75% Notes. The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the nine months ended September 30, 2013, for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.
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
On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of 6.75% Notes due 2020. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77.5 million, which included an original issue premium of $3.9 million, payment of underwriter fees of $1.5 million. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.
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
Redemption of 11% Senior Notes Due 2016
On March 20, 2013, the Company redeemed all of the 11% Notes due 2016.
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
Effective October 23, 2014, MDC and its subsidiaries entered into an amendment of its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the maturity date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.
Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.
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
Debt excluding the premium on the notes as December 31, 2014 was $736.1 million, an increase of $75.0 million, compared with $661.1 million outstanding at December 31, 2013. This increase in debt was a result of the Company’s issuance of its 6.75% Notes offset by the repayment of its 11% Notes. At December 31, 2014, approximately $320.2 million was available under the Credit Agreement.

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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2014, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

December 31, 2014
Total Senior Leverage Ratio	(0.52)
Maximum per covenant	2.00
Total Leverage Ratio	3.45
Maximum per covenant	5.50
Fixed Charges Ratio	2.48
Minimum per covenant	1.00
Earnings before interest, taxes, depreciation and amortization	$185.6 million
Minimum per covenant	$105.0 million
These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.
Disclosure of Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2014 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$735,000	$—	$—	$—	$735,000
Capital lease obligations	1,110	534	576	—	—
Operating leases	234,901	41,871	72,746	57,640	62,644
Interest on debt	260,551	49,677	99,246	99,225	12,403
Deferred acquisition consideration	205,368	90,804	94,253	16,633	3,678
Other Long-term Liabilities	23,582	8,674	9,129	5,027	752
Total contractual obligations (1)	$1,460,512	$191,560	$275,950	$178,525	$814,477
____________

(1)	Pension obligations of $15,439 are not included since the timing of payments are not known.

The following table provides a summary of other commercial commitments (in thousands) at December 31, 2014:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	$4,822	4,822	—	—	—
Total Other Commercial Commitments	$4,822	$4,822	$—	$—	$—
For further detail on MDC’s long-term debt principal and interest payments, see Note 11 Debt and Note 16 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition and Contingent Consideration (Earnouts)” and “Other-Balance Sheet Commitments” below.
Capital Resources
At December 31, 2014, the Company had only utilized the Credit Agreement in the form of undrawn letters of credit of $4.8 million. Cash and undrawn available bank credit facilities to support the Company’s future cash requirements at December 31, 2014 was approximately $320.2 million.
The Company expects to incur approximately $23 million of capital expenditures in 2015. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company continues to spend capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.
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
Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. At December 31, 2014, there was $205.4 million of deferred consideration included in the Company’s balance sheet.
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
Put Rights of Subsidiaries’ Noncontrolling Shareholders
Owners of interests in certain of the Company’s subsidiaries have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the period 2015 to 2023. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2014, perform over the relevant future periods at their 2014 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $19.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $175.2 million only upon termination of such owner’s employment with the applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.5 million of the estimated $19.7 million that the Company would be required to pay subsidiaries noncontrolling shareholders’ upon the exercise of outstanding “put” rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.8 million that would be attributable to MDC Partners Inc.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2015	2016	2017	2018	2019 & Thereafter	Total

	($ Millions)
Cash	$2.5	$3.6	$3.9	$4.8	$4.8	$19.6
Shares	—	—	0.1	—	—	0.1
	$2.5	$3.6	$4.0	$4.8	$4.8	$19.7	(1)
Operating income before depreciation and amortization to be received(2)	$3.1	$—	$1.4	$—	$1.3	$5.8
Cumulative operating income before depreciation and amortization(3)	$3.1	$3.1	$4.5	$4.5	$5.8
____________

(1)	This amount is in addition to put options only exercisable upon termination or death of $175.2 million have been recognized in Redeemable Noncontrolling Interests on the Company balance sheet.

(2)
This financial measure is presented because it is the basis of the calculation used in the underlying agreements relating to the put rights and is based on actual 2014 operating results. This amount represents additional amounts to be attributable to MDC Partners Inc., commencing in the year the put is exercised.

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
Transactions With Related Parties
CEO Services Agreement
On April 25, 2007, the Company entered into a new Management Services Agreement (as amended and restated on May 6, 2013, the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Miles Nadal will continue to provide services to the Company as its Chief Executive Officer. The Services Agreement is subject to automatic one-year extensions unless either party gives to the other a 60-day advance written notice of its intention not to renew. Effective January 1, 2013, the annual retainer amount (base salary) under the Services Agreement was increased to $1,750,000; effective January 1, 2014, the annual retainer amount was increased to $1,850,000; effective January 1, 2015, the annual retainer amount was increased to $2,000,000.
During 2012 and 2013 and in accordance with this Services Agreement, Mr. Nadal repaid an amount equal to $0.5 million and $5.4 million of loans due to the Company, respectively. As of April 26, 2013, Mr. Nadal has repaid and satisfied in full the remaining principal balance of all previously outstanding loans made by the Company to Mr. Nadal and his affiliates. After giving effect to this final repayment by Mr. Nadal to the Company, there is currently $0 remaining due and owing to the Company in respect of all prior loans. For further information, see Note 15 of the Notes to the Consolidated Financial Statements included herein.
Use of Private Aircraft
Beginning in 2014, MDC has chartered for business purposes an airplane and helicopter (together, the “Aircraft”) owned by entities controlled by Mr. Nadal and leased to an independent corporate aircraft management company. Entities controlled by Mr. Nadal paid for the purchases of the Aircraft and are legally responsible and have paid for all operating, personnel and maintenance costs associated with the Aircraft’s operations.  Payments by third parties to charter the Aircraft from the corporate aircraft management company will offset a portion of the costs. Payments by MDC for the business use of the Aircraft by Mr. Nadal and other Executive employees of MDC are made to the corporate aircraft management company at a fixed hourly rate set forth in the aircraft service agreement between the aircraft management company and entities controlled by Mr. Nadal.  In 2014, MDC paid a total of $1.6 million for the business use of the Aircraft.
Trapeze Media
In 2000, the Company purchased 1,600,000 shares in Trapeze Media Limited (“Trapeze”), a Toronto-based digital advertising company, for $0.2 million. At the same time, the Company’s CEO purchased 4,280,000 shares of Trapeze for $0.6 million, the Company’s former Chief Financial Officer and a Managing Director of the Company each purchased 50,000 Trapeze shares for $7,000 and a Board Member of the Company purchased 75,000 shares of Trapeze for $10,000. In 2001, the Company purchased an additional 1,250,000 shares for $0.2 million, and the Company’s CEO purchased 500,000 shares for $0.1 million. In 2002, the Company’s CEO purchased 3,691,930 shares of Trapeze for $0.5 million. All of these purchases were made at identical prices (C$0.20/unit). In 2003, the Company and the CEO exchanged their units in Trapeze for non-voting shares and entered into a voting trust agreement.
During 2013, an MDC Partner firm provided services to Trapeze in exchange for fees equal to $0.2 million. Trapeze did not provide any services to MDC nor its partner firms in the three years ended December 31, 2014, prior to the July 31, 2014 acquisition.
On July 31, 2014, Union Advertising Canada LP ("Union"), an MDC Partner firm, acquired 100% of the issued and outstanding stock of Trapeze. Prior to the acquisition, the Company owned 18% of the equity interests in Trapeze, and Miles Nadal (the Company’s President and Chief Executive Officer) owned 54% of the equity interests. The total estimated aggregate consideration for 100% of the equity interests in Trapeze was $5.3 million (or $4.4 million excluding the Company’s current equity interest). MDC recorded other income of $64,000 representing a gain on the previously held 18% interest in Trapeze. Mr. Nadal recused himself from all Board discussions relating to Trapeze.
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
The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities. In the majority of the Company’s businesses, the Company acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. In certain arrangements, the Company acts as principal and contracts directly with suppliers for third party media and production costs. In these arrangements, revenue is recorded at the gross amount billed. Additional information about our revenue recognition policy appears in Note 2 of the Notes to the Consolidated Financial Statements included herein.
Business Combinations.  The Company has historically made and expects to continue to make selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment. Due to the nature of advertising, marketing and corporate communications services companies; the companies acquired frequently have significant identifiable intangible assets, which primarily consist of customer relationships. The Company has determined that certain intangibles (trademarks) have an indefinite life, as there are no legal, regulatory, contractual, or economic factors that limit the useful life.
Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at the estimated present value. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. These estimates are adjusted quarterly based on changes in current information affecting each subsidiaries current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, change in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting.
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
Acquisitions, Goodwill and Other Intangibles.  The Company reviews goodwill and other indefinite live intangible assets for impairment annually at the beginning of the fourth quarter and whenever events or circumstances indicate that the carrying amount may not be recoverable.
The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the two-step impairment test. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment is deemed necessary. Otherwise, goodwill must be tested for impairment using a two-step process. In addition, the two-step process must be applied for any reporting units not included in the qualitative assessment. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates.
The expected cash flows used in the DCF analysis are based on the Company's most recent budget and forecasted growth rates. Assumptions used in the DCF analysis, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors.
If the estimated fair value of a reporting unit exceeds its carrying value, then the goodwill of the reporting unit is not impaired. Otherwise, step two must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any.
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
Interest Expense.  Interest expense primarily consists of the cost of borrowing on the revolving Credit Agreement and the 6.75% Notes. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 6.75% Notes. The Company amortizes deferred financing costs using the effective interest method over the life of the 6.75% Notes and straight line over the life of the revolving Credit Agreement.
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

New Accounting Pronouncements
Information regarding new accounting guidance can be found in Note 17 of the Notes to the Consolidated Financial Statements included herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, and foreign currencies and impairment risk.
Debt Instruments:  At December 31, 2014, the Company’s debt obligations consisted of the 6.75% Notes. This facility bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and, U.S. base rate, at the Company’s option. The 6.75% Notes bear interest at a fixed rate. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. As of December 31, 2014, the Company had no borrowings on the revolving Credit Agreement. Given that there were no borrowings at December 31, 2014, a 1% increase in the weighted average interest rate, which was 4.25% at December 31, 2014, would have no interest impact.
Foreign Exchange:  The Company primarily conducts business in six currencies, the U.S. Dollar, the Canadian Dollar, the Euro, the British Pound, the Swedish Krona, and the Chinese Renminbi. Our results of operations are subject to risk from the translation to the U.S. Dollar of the revenue and expenses of our non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of our results of operations are discussed in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 2 of our consolidated financial statements. For the most part, our revenues and expenses incurred related to our non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $2.0 million.
Impairment Risk:  At December 31, 2014, the Company had goodwill of $851.4 million and other intangible assets of $86.1 million. The Company will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually on October 1, to determine if the Company incurs any declines in the value of our capital investment. While the Company did not experience impairment during the year ended December 31, 2014, the Company may incur impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data
MDC PARTNERS INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 2, 2015

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except per Share Amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Services	$1,223,512	$1,062,478	$972,973
Operating Expenses:
Cost of services sold	798,518	704,969	667,329
Office and general expenses	290,073	355,964	281,166
Depreciation and amortization	47,172	36,139	42,447
	1,135,763	1,097,072	990,942
Operating profit (loss)	87,749	(34,594)	(17,969)
Other Income (Expenses)
Other income	689	2,531	450
Foreign exchange loss	(18,482)	(5,516)	(1,138)
Interest expense and finance charges	(55,265)	(45,110)	(46,501)
Loss on redemption of Notes	—	(55,588)	—
Interest income	418	427	630
	(72,640)	(103,256)	(46,559)
Income (loss) from continuing operations before income taxes and equity in non-consolidated affiliates	15,109	(137,850)	(64,528)
Income tax expense (benefit)	12,422	(4,367)	9,553
Income (loss) from continuing operations before equity in non-consolidated affiliates	2,687	(133,483)	(74,081)
Equity in earnings of non-consolidated affiliates	1,406	281	633
Income (loss) from continuing operations	4,093	(133,202)	(73,448)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(21,260)	(9,200)	(5,128)
Net loss	(17,167)	(142,402)	(78,576)
Net income attributable to the non controlling interests	(6,890)	(6,461)	(6,863)
Net loss attributable to MDC Partners Inc.	$(24,057)	$(148,863)	$(85,439)
Loss Per Common Share:
Basic and Diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.06)	$(2.96)	$(1.74)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.43)	(0.20)	(0.11)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.49)	$(3.16)	$(1.85)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	49,545,350	47,108,406	46,090,160

Stock based compensation expense is included in the following line items above:
Cost of services sold	$9,883	$7,222	$4,762
Office and general expenses	7,813	93,183	27,435
Total	$17,696	$100,405	$32,197
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2014	2013	2012
Comprehensive Loss
Net loss	$(17,167)	$(142,402)	$(78,576)
Other comprehensive income (loss), net of tax:
Foreign currency cumulative translation adjustment	1,736	(299)	2,548
Benefit plan adjustment, net of income tax benefit of $1,112 for 2014 and income tax expense of $1,112 for 2013	(10,403)	6,936	(5,329)
Other comprehensive income (loss)	(8,667)	6,637	(2,781)
Comprehensive loss for the year	(25,834)	(135,765)	(81,357)
Comprehensive loss attributable to the noncontrolling interests	(5,178)	(6,450)	(6,869)
Comprehensive loss attributable to MDC Partners Inc.	$(31,012)	$(142,215)	$(88,226)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$119,767	$102,007
Accounts receivable, less allowance for doubtful accounts of $1,409 and $2,011	355,295	309,796
Expenditures billable to clients	40,202	63,246
Other current assets	36,978	25,458
Total Current Assets	552,242	500,507
Fixed assets, net	60,240	52,071
Investment in non-consolidated affiliates	6,110	275
Goodwill	851,373	744,333
Other intangible assets, net	86,121	56,262
Deferred tax assets	18,758	21,131
Other assets	74,046	50,648
Total Assets	$1,648,890	$1,425,227
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$316,285	$246,694
Accrued and other liabilities	271,273	240,580
Advance billings	142,608	149,540
Current portion of long-term debt	534	467
Current portion of deferred acquisition consideration	90,804	53,041
Total Current Liabilities	821,504	690,322
Long-term debt, less current portion	742,593	664,661
Long-term portion of deferred acquisition consideration	114,564	100,872
Other liabilities	45,861	34,430
Deferred tax liabilities	77,997	63,020
Total Liabilities	1,802,519	1,553,305
Redeemable Noncontrolling Interests	194,951	148,534
Commitments, Contingencies and Guarantees (Note 16)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,680,109 and 49,092,427 shares issued and outstanding in 2014 and 2013, respectively	265,817	262,655
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2014 and 2013, respectively, convertible into one Class A share	1	1
Shares to be issued, 42,000 shares, issued and outstanding in 2013	—	424
Additional paid-in capital	—	—
Charges in excess of capital	(209,668)	(126,352)
Accumulated deficit	(489,633)	(465,576)
Stock subscription receivable	—	(55)
Accumulated other comprehensive loss	(7,752)	(797)
MDC Partners Inc. Shareholders’ Deficit	(441,235)	(329,700)
Noncontrolling Interests	92,655	53,088
Total Shareholders’ Deficit	(348,580)	(276,612)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,648,890	$1,425,227
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net Loss	$(17,167)	$(142,402)	$(78,576)
Loss from discontinued operations	(21,260)	(9,200)	(5,128)
Income (loss) from continuing operations	4,093	(133,202)	(73,448)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Non-cash stock-based compensation	17,696	22,438	32,197
Depreciation	16,462	16,742	15,999
Amortization of intangibles	30,710	19,397	26,448
Amortization of deferred finance charges and debt discount	2,247	7,762	2,249
Loss on redemption of Notes	—	50,385	—
Adjustment to deferred acquisition consideration	18,652	36,143	53,305
Deferred income taxes	10,963	(5,427)	8,422
Earnings of non-consolidated affiliates	(1,406)	(281)	(633)
Distributions from non-consolidated affiliates	730	—	—
Distributions in excess of carrying value	—	(3,058)	—
Other and non-current assets and liabilities	(8,535)	(9,405)	(9,167)
Foreign exchange	14,821	3,004	861
Increase/decrease in operating assets and liabilities, net of acquisitions
Accounts receivable	(35,800)	16,086	(28,885)
Expenditures billable to clients	23,351	(4,404)	(17,151)
Prepaid expenses and other current assets	(1,949)	(7,835)	(2,993)
Accounts payable, accruals and other current liabilities	57,539	30,017	65,919
Advance billings	(13,805)	17,632	1,776
Cash flows provided by continuing operating activities	135,769	55,994	74,899
Discontinued operations	(1,827)	3,305	1,405
Net cash provided by operating activities	133,942	59,299	76,304
Cash flows from investing activities:
Capital expenditures	(26,416)	(16,809)	(16,537)
Proceeds from sale of assets	85	239	51
Acquisitions, net of cash acquired	(68,344)	(11,872)	30,993
Profit distributions from non-consolidated affiliates	3,409	3,761	1,288
Other investments	(6,312)	(2,692)	(2,198)
Cash flows provided by (used in) continuing investing activities	(97,578)	(27,373)	13,597
Discontinued operations	(2,108)	(2,751)	(5,786)
Net cash provided by (used in) investing activities	(99,686)	(30,124)	7,811
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	78,937	664,125	—
Repayment of 11% Notes	—	(425,000)	—
Proceeds from issuance of 11% Notes	—	—	84,800
Repayments of revolving credit facility	—	—	(38,032)
Acquisition related payments	(78,322)	(119,572)	(68,725)
Cash overdraft	37,835	4,976	25,986
Distributions to noncontrolling interests	(6,523)	(5,525)	(7,673)
Proceeds from exercise of options	—	—	28
Payments of dividends	(37,698)	(22,047)	(22,030)
Repayment of long-term debt	(656)	(743)	(653)
Premium paid on redemption of Notes	—	(50,385)	—
Deferred financing costs	(3,659)	(20,815)	(2,232)
Purchase of shares	(5,414)	(13,817)	(3,327)
Other	112	561	—
Cash flows provided by (used in) continuing financing activities	(15,388)	11,758	(31,858)
Discontinued operations	(40)	(1,266)	—
Net cash provided by (used in) financing activities	(15,428)	10,492	(31,858)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	2,010	(23)
Increase in cash and cash equivalents	17,760	41,677	52,234
Cash and cash equivalents at beginning of year	102,007	60,330	8,096
Cash and cash equivalents at end of year	$119,767	$102,007	$60,330
Supplemental disclosures:
Cash income taxes paid	$431	$919	$1,236
Cash interest paid	$49,253	$38,727	$41,094
Non-cash transactions:
Capital leases	$773	$595	$431
Note receivable exchanged for shares of subsidiary	$1,746	$—	$888
Dividends payable	$1,347	$1,793	$1,041
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ Equity/ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	43,916,112	$228,208	3,755	$1	42,000	$424	$—	$(45,102)	$(231,274)	$(55)	$(4,658)	$(52,456)	$39,515	$(12,941)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(85,439)	—	—	(85,439)	—	(85,439)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(2,787)	(2,787)	6	(2,781)
Stock Appreciation Rights Exercised	39,639	100	—	—	—	—	(100)	—	—	—	—	—	—	—
Shares acquired and cancelled	(366,380)	(3,327)	—	—	—	—	—	—	—	—	—	(3,327)	—	(3,327)
Issuance of restricted stock	3,017,151	28,860	—	—	—	—	(28,860)	—	—	—	—	—	—	—
Options Exercised	4,730	28	—	—	—	—	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	—	—	28,060	—	—	—	—	28,060	—	28,060
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,912)	—	—	—	—	(22,912)	—	(22,912)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ Equity/ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Changes in noncontrolling and redeemable noncontrolling interests from business combinations	—	—	—	—	—	—	13,920	—	—	—	—	13,920	(15,980)	(2,060)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	34,481	34,481
Dividends paid and to be paid	—	—	—	—	—	—	(17,919)	—	—	—	—	(17,919)	—	(17,919)
Transfer to charges in excess of capital	—	—	—	—	—	—	27,811	(27,811)	—	—	—	—	—	—
Balance at December 31, 2012	46,611,252	$253,869	3,755	$1	42,000	$424	$—	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)
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

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Share- holders’ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(24,057)	—	—	(24,057)	—	(24,057)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(6,955)	(6,955)	(1,712)	(8,667)
Issuance of restricted stock	761,686	7,661	—	—	—	—	(7,661)	—	—	—	—	—	—	—
Shares acquired and cancelled	(216,004)	(5,414)	—	—	—	—	—	—	—	—	—	(5,414)	—	(5,414)
Stock Subscription Receivable										55		55		55
Stock-based compensation	—	—	—	—	—	—	9,868	—	—	—	—	9,868	—	9,868
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(38,850)	—	—	—	—	(38,850)	—	(38,850)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business combinations	—	—	—	—	—	—		—	—	—	—	—	(8,839)	(8,839)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	(8,992)	—	—	—	—	(8,992)	50,118	41,126
Dividends paid and to be paid	—	—	—	—	—	—	(37,244)	—	—	—	—	(37,244)	—	(37,244)
Other	42,000	915	—	—	(42,000)	(424)	(437)	—	—	—	—	54	—	54
Transfer to charges in excess of capital	—	—	—	—	—	—	83,316	(83,316)	—	—	—	—	—	—
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(489,633)	$—	$(7,752)	$(441,235)	$92,655	$(348,580)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Except per Share Amounts)

1. Basis of Presentation
MDC Partners Inc. (the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“U.S. GAAP”).
Effective December 2014, Accent Marketing, L.L.C. has been deemed discontinued operations. All periods have been restated to reflect the discontinued operation. For further information see Note 10 “Discontinued Operations.”
Nature of Operations
MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily one business group — Marketing Communications. The business group operates primarily in the United States (“US”), Canada, Europe, Asia, and Latin America. See Note 14, “Segment Information”, for further description of the one business group and MDC’s reportable segments.
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
Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, valuation allowances for receivables and deferred tax assets and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates.
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
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2014 and 2013. No clients accounted for 10% of revenue in each of the years ended December 31, 2014, 2013 and 2012.
Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at December 31, 2014 and 2013

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies  – (continued)

was $6,461 and $44, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer’s contractual requirement.
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
Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest of greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes a 30% undivided interest in a real estate joint venture and various interests in investment funds. In 2013, the Company recorded a distribution of $3,096 from this real estate joint venture, of which $3,058 was in excess of the Company’s carrying amount and has been recorded as a gain in equity in earnings of non-consolidated affiliates. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. These investments are included in investments in affiliates.
Cost Method Investments.  From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of December 31, 2014 and 2013 was $10,196 and $12,452, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.
In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees. During the year ended December 31, 2014, the Company liquidated two such equity interest positions in exchange for an aggregate purchase price equal to $8,248. The purchasers of these equity investments were current investors in such entities and two executive officers of our subsidiary partner agencies.
Goodwill and Indefinite Lived Intangible.  In accordance with the FASB Accounting Standards Codification topic, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually on October 1, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company's conclusion was based on a detailed analysis of the aggregation criteria set forth in the FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies  – (continued)

350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within the reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the shelf software and other overhead expenses.
The Company's ten reporting units vary in size with respect to revenue and operating profits. These differences drive variations in fair value of the reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds the carrying amount the reporting units. The reporting unit goodwill balances vary by reporting unit primarily because it relates specifically to the operating unit's goodwill which was determined at the date of acquisition.
The Company has the option of assessing qualitative factors to determine whether it is more likely it is more likely than not that the carrying amount of its reporting units exceeds their respective fair value or proceeding directly to the two-step impairment test. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further assessment is deemed necessary. Otherwise, goodwill must be tested for impairment using a two-step process. In addition, the two-step process must be applied for any reporting units not included in the qualitative assessment. Under the two step process, the Company first compares the estimated fair value of each of the Company's reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. If the estimated fair value of a reporting unit exceeds its carrying amount, then the goodwill of the reporting unit is not impaired. Otherwise, step two must be performed. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the FASB Accounting Standards Codification topic, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
The Company uses the income approach, which utilizes DCF, as its methodology to determine the fair value of its reporting unit.
In applying the income approach, the Company uses estimates to derive the expected DCF for each reporting unit that serves as the basis of the valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital ("WACC") and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting unit's cash flows and (2) the WACC.
The range of assumptions for the long-term growth rate and WACC used in our evaluations as of October 1, 2014 and 2013 were:

	October 1,
	2014	2013
Long-Term Growth Rate	4.3-10.0%	5.0-10.0%
WACC	8.95%	9.50%

Impairment losses, where applicable, will be charged to operating profit. The Company identifies certain intangible assets (trademarks) as indefinite life if there are no legal, regulatory, contractual or economic factors that limit the useful life. If the carrying amount of an indefinite life intangible exceeds its fair value, an impairment loss is recognized for the excess. As of December 31, 2014 and 2013, there was no impairment of goodwill and no reporting units were at risk of failing the Company’s annual impairment test.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies  – (continued)

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
Business Combinations.  Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the years ended December 31, 2014, 2013 and 2012, $16,467, $35,914 and $53,027, respectively, related to changes in estimated value was recorded as operating expenses. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the year ended December 31, 2014, 2013, and 2012 $6,133, $2,066 and $3,203, respectively, of acquisition related costs were charged to operations.
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
Redeemable Noncontrolling Interest.  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc. as described in Note 16.
The Company has recorded the value of put options held by noncontrolling interests as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three years ended December 31, 2014, there has been no charges to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies  – (continued)

each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
	2014	2013	2012
Beginning Balance as of January 1,	$148,534	$117,953	$107,432
Redemptions	(4,820)	(4,270)	(16,712)
Granted	13,327	—	4,189
Changes in redemption value	38,850	35,689	22,912
Currency translation adjustments	(940)	(838)	132
Ending Balance as of December 31,	$194,951	$148,534	$117,953
Variable Interest Entity.  Effective March 28, 2012, MDC invested in Doner Partners LLC (“Doner”) (see Note 4), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for the year ended December 31, 2012. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at MDC’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement (see Note 11) is guaranteed and secured by all of Doner’s assets.
The Company has determined that it is the primary beneficiary because MDC receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at December 31, 2014 and 2013, were $223,305 and $192,340, and were $224,964 and $179,501, respectively.
Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 16.)
Revenue Recognition.  The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the FASB Accounting Standards Codification, and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company follows the Revenue Arrangements with Multiple Deliverables topic that addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company also follows the Reporting Revenue Gross as a Principal versus Net as an Agent topic that summarizes the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows the Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred topic, for reimbursements received for out-of-pocket expenses, which summarizes the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included in revenue such reimbursed expenses.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies  – (continued)

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
Interest Expense.  Interest expense primarily consists of the cost of borrowing on the 6.75% Notes and the Credit Agreement. The Company uses the effective interest method to amortize the deferred financing costs and original issue premium on the 6.75% Notes. The Company also uses the straightline method to amortize the deferred financing costs on the Credit Agreement.
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
For the years ended December 31, 2014, 2013 and 2012, the Company issued no stock options or similar awards.
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
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2014, 2013, and 2012 was $3,026, $2,699 and $9,838, respectively.
The Company treats benefits paid by shareholders to employees as a stock based compensation charge with a corresponding credit to additional paid-in capital. From time to time, certain acquisitions and step-up acquisitions include an element of compensation related payments as stock-based compensation.
For the year ended December 31, 2013, included in stock based compensation is a charge of $77,967 relating to the cash settlement of the outstanding Stock Appreciation Rights (“SAR’s”).

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies  – (continued)

Pension Costs.  Several of the Company’s U.S. and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $7,503, $6,145 and $3,715 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also has a defined benefit plan. See Note 18.
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
Foreign Currency Translation.  The Company’s financial statements were prepared in accordance with the requirements of the Foreign Currency Translation topic of the FASB Accounting Standards Codification. The functional currency of the Company is the Canadian dollar and it has decided to use U.S. Dollars as its reporting currency for consolidated reporting purposes. All of the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-U.S. Dollar based subsidiaries to U.S. Dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-U.S. Dollar based subsidiaries are translated at the period end rate. The income statements of non-U.S. Dollar based subsidiaries are translated at average exchange rates for the period.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

3. Loss per Common Share
The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2014	2013	2012
Numerator
Numerator for diluted loss per common share – income (loss) from continuing operations	$4,093	$(133,202)	$(73,448)
Net income attributable to the noncontrolling interests	(6,890)	(6,461)	(6,863)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(2,797)	(139,663)	(80,311)
Effect of dilutive securities	—	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(2,797)	$(139,663)	$(80,311)
Denominator
Denominator for basic loss per common share – weighted average common shares	49,545,350	47,108,406	46,090,160
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	49,545,350	47,108,406	46,090,160
Basic and Diluted loss per common share from continuing operations	$(0.06)	$(2.96)	$(1.74)
At December 31, 2014, 2013 and 2012, warrants, options and other rights to purchase, 1,114,681, 1,488,958 and 6,115,863 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.
4. Acquisitions
Pro forma financial information has not been presented for 2014 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the year ended December 31, 2014 was revenue of $56,733, and net income of $2,940, related to 2014 acquisitions. The Company assumed cash of $8,156, accounts receivable of $19,955, and accounts payable and accrued liabilities of $9,295 as of the acquisition dates.
2014 Acquisitions
During 2014, the Company entered into several acquisitions and various non-material transactions with certain majority owned entities. Effective January 1, 2014, MDC acquired 60% of the equity interests of Luntz Global Partners LLC (“LG”). Effective February 14, 2014, MDC acquired 65% of the equity interests of Kingsdale Partners LP (“Kingsdale”). LG and Kingsdale are both in the Company’s Performance Marketing Services segment. On June 3, 2014, MDC acquired a 100% equity interest in The House Worldwide Ltd ("THW"). On July 31, 2014, Union Advertising Canada LP acquired 100% of the issued and outstanding stock of Trapeze Media Limited ("Trapeze"). Effective August 1, 2014 MDC acquired 65% of the equity interests of Hunter PR LLC ("Hunter PR"). Effective August 18, 2014, MDC acquired a 75% interest in Albion Brand Communication Limited ("Albion"). In addition, in June 2014 and August 2014, MDC (through a subsidiary) entered into other non-material acquisitions. THW, Trapeze, Hunter PR, and Albion are all included within the Company's Strategic Marketing Services segment.
The aggregate purchase price of these acquisitions has an estimated present value at acquisition date of $151,202 and consisted of total closing cash payments of $67,236, and additional deferred acquisition payments that are based on the financial results of the underlying businesses from 2014 to 2018 with final payments due in 2019. These additional deferred payments have an estimated present value at acquisition date of $83,966. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $61,906, consisting primarily of

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions  – (continued)

customer lists, a technology asset and covenants not to compete, and goodwill of $149,234, including the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $50,552 as the present value of noncontrolling interests and $13,327 as the present value of redeemable noncontrolling interests. Intangibles and goodwill of $149,232 are tax deductible. In addition the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze (see Note 15).
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
The aggregate purchase price has an estimated present value at acquisition date of $35,591 and consisted of total closing cash payments of $12,000, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2013 to 2017 with final payments due in 2018 that have an estimated present value at acquisition date of $23,591. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $10,961 consisting primarily of customer lists, a technology asset, and covenants not to compete, and goodwill of $32,786 representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $10,657 as the present value of noncontrolling interest. The intangibles and goodwill of $43,747 are tax deductible.
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
The aggregate purchase price for these transactions had an estimated present value at acquisition date of $99,299 and consisted of total closing cash payments of $23,471, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2012 to 2018 with final payments due in 2018 that have an estimated present value at acquisition date of $67,812. During 2012, the Company paid $8,016 relating to a working capital payment. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $31,968 consisting primarily of customer lists and covenants not to compete, and goodwill of $113,404 representing the value of the assembled workforce. The identified assets will be amortized over a five to ten year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $18,501 as the present value of noncontrolling interest. The intangibles and goodwill of $145,372 are tax deductible. In connection with the step transactions, the Company also recorded an entry of $197 to reduce short term noncontrolling interest included in accrued and other liabilities, decrease redeemable noncontrolling interest by $12,523 and offset additional paid-in-capital by $13,920.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions  – (continued)

Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:
Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Year Ended December 31,
	2014	2013	2012
Net Loss attributable to MDC Partners Inc.	$(24,057)	$(148,863)	$(85,439)
Transfers (to) from the noncontrolling interest
Increase (Decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests and redeemable noncontrolling interests	(8,992)	11,074	13,920
Net transfers from (to) noncontrolling interest	$(8,992)	$11,074	$13,920
Change from net loss attributable to MDC Partners Inc. and transfers from (to) noncontrolling interest	$(33,049)	$(137,789)	$(71,519)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
5. Fixed Assets

The following is a summary of the Company’s fixed assets as of December 31:

	2014			2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$91,272	$(65,451)	$25,821	$109,252	$(83,383)	$25,869
Leasehold improvements	64,051	(29,632)	34,419	60,938	(34,736)	26,202
	$155,323	$(95,083)	$60,240	$170,190	$(118,119)	$52,071
Included in fixed assets are assets under capital lease obligations with a cost of $2,072, (2013 – $2,462) and accumulated depreciation of $1,091 (2013 – $1,417). Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $16,462, $16,742 and $15,999, respectively.
6. Accrued and Other Liabilities
At December 31, 2014 and 2013, accrued and other liabilities included accrued media of $168,508 and $144,161, respectively; trust liabilities of $6,419 and nil, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $6,014 and $5,210, respectively.
Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, were as follows:

Noncontrolling Interests
Balance at December 31, 2011	$4,049
Income attributable to noncontrolling interests	6,863
Distributions made	(7,673)
Other(1)	385
Balance at December 31, 2012	$3,624
Income attributable to noncontrolling interests	6,461
Distributions made	(5,525)
Other(1)	650
Balance at December 31, 2013	$5,210
Income attributable to noncontrolling interests	6,890
Distributions made	(6,523)
Other(1)	437
Balance at December 31, 2014	$6,014
____________

(1)	Other consists primarily of step up transactions, discontinued operations and cumulative translation adjustments.
7. Financial Instruments
Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. The revolving credit facility is a variable rate debt, the carrying value of which approximates fair value. The Company’s note payable is a fixed rate debt instrument, the carrying values of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.

As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Strategic Marketing Services	Performance Marketing Services	Total
Balance at December 31, 2012	$483,760	$236,311	$720,071
Acquired goodwill	—	35,956	35,956
Acquisition purchase price adjustments	(3,981)	(2,493)	(6,474)
Foreign currency translation	(2,374)	(2,846)	(5,220)
Balance at December 31, 2013	$477,405	$266,928	$744,333
Acquired goodwill	50,668	98,566	149,234
Discontinued operations	—	(27,706)	(27,706)
Other (1)	(7,263)	4,093	(3,170)
Foreign currency translation	(5,278)	(6,040)	(11,318)
Balance at December 31, 2014	$515,532	$335,841	$851,373
(1) Other includes acquisition purchase price adjustments and transfers between segments

	For the Year Ended December 31,
	2014	2013
Intangibles:
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$133,409	$92,640
Less accumulated amortization	(83,475)	(62,906)
Customer relationships – net	$49,934	$29,734
Other intangibles – gross	$31,408	$17,064
Less accumulated amortization	(13,001)	(8,316)
Other intangibles – net	$18,407	$8,748
Total intangible assets	$182,597	$127,484
Less accumulated amortization	(96,476)	(71,222)
Total intangible assets – net	$86,121	$56,262
See Note 4 for Accounting for Business Combinations.
The total accumulated impairment charges are $46,883 through December 31, 2014.
The weighted average amortization periods for customer relationships are 5 years and other intangible assets are 7 years. In total, the weighted average amortization period is 6 years. The amortization expense of amortizable intangible assets for the year ended December 31, 2014, was $29,749 (2013 – $18,456; 2012 – $26,074) the estimated amortization expense for the five succeeding years is:

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
8. Goodwill and Intangible Assets

Year	Amortization
2015	$28,113
2016	$16,809
2017	$11,664
2018	$8,369
2019	$2,558

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

9. Income Taxes
The components of the Company’s income (loss) from continuing operations before income taxes, equity in non-consolidated affiliates and noncontrolling interests by taxing jurisdiction for the years ended December 31, were:

	2014	2013	2012
Income (Loss):
US	$46,728	$21,661	$(36,644)
Non-US	(31,619)	(159,511)	(27,884)
	$15,109	$(137,850)	$(64,528)
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2014	2013	2012
Current tax provision
U.S. federal	$—	$—	$—
U.S. state and local	907	213	802
Non-US	552	847	329
	1,459	1,060	1,131
Deferred tax provision (benefit):
U.S. federal	13,402	7,505	2,150
U.S. state and local	1,971	1,027	299
Non-U.S.	(4,410)	(13,959)	5,973
	10,963	(5,427)	8,422
Income tax provision (benefit)	$12,422	$(4,367)	$9,553
A reconciliation of income tax expense (benefit) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2014	2013	2012
Income (loss) from continuing operations before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$15,109	$(137,850)	$(64,528)
Statutory income tax rate	26.5%	26.5%	26.5%
Tax expense (benefit) using statutory income tax rate	4,004	(36,530)	(17,100)
State and foreign taxes	1,459	1,060	1,131
Non-deductible stock-based compensation	1,982	24,357	7,699
Other non-deductible expense	2,151	942	1,176
Change to valuation allowance on items affecting taxable income	2,003	6,952	15,682
Effect of the change in tax rate	—	—	2,168
Effect of the difference in federal and statutory rates	2,222	(15)	(793)
Noncontrolling interests	(1,826)	(1,712)	(1,593)
Other, net	427	579	1,183
Income tax expense (benefit)	$12,422	$(4,367)	$9,553
Effective income tax rate	82.2%	(3.2)%	14.8%
See Note 10 for income taxes for discontinued operations.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes  – (continued)

The 2014 effective income tax rate was significantly higher than the statutory rate due primarily to non-deductible stock based compensation of $1,982, and an increase in the valuation allowance of $2,003 and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $2,222.
The 2013 effective income tax rate was significantly lower than the statutory rate due primarily to an increase in the valuation allowance of $6,952 and non-deductible stock based compensation of $24,357.
The 2012 effective income tax rate was significantly lower than the statutory rate due primarily to an increase in the valuation allowance of $15,682 and non-deductible stock based compensation of $7,699.
Income taxes receivable were $235 and $533 at December 31, 2014 and 2013, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $5,368 and $4,907 at December 31, 2014 and 2013, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense. For the years ended 2014, 2013, and 2012, income tax expense does not include any amounts for interest and penalties.
The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2014	2013
Deferred tax assets:
Capital assets and other	$45,496	$36,449
Net operating loss carry forwards	39,525	41,947
Interest deductions	17,456	21,753
Refinancing charge	5,176	10,153
Deferred acquisition consideration	5,204	26,779
Stock compensation	1,561	1,433
Pension plan	3,597	—
Unrealized foreign exchange	6,954	2,372
Capital loss carry forwards	14,834	16,180
Accounting reserves	5,135	4,769
Gross deferred tax asset	144,938	161,835
Less: valuation allowance	(119,117)	(137,961)
Net deferred tax assets	25,821	23,874
Deferred tax liabilities:
Pension plan	—	(1,112)
Deferred finance charges	(386)	(420)
Capital assets	(396)	(178)
Goodwill amortization	(77,603)	(61,859)
Total deferred tax liabilities	(78,385)	(63,569)
Net deferred tax asset (liability)	$(52,564)	$(39,695)
Disclosed as:
Deferred tax assets	$25,480	$23,380
Deferred tax liabilities	(78,044)	(63,075)
	$(52,564)	$(39,695)
Included in accrued and other liabilities at December 31, 2014 and 2013 is a deferred tax liability of $47 and $55, respectively. Included in other current assets at December 31, 2014 and 2013 is a deferred tax asset of $6,722 and $2,249, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes  – (continued)

The Company has U.S. federal net operating loss carry forwards of $51,043 and non-U.S. net operating loss carry forwards of $52,139, these carry forwards expire in years 2015 through 2031. The Company also has total indefinite loss carry forwards of $131,758. These indefinite loss carry forwards consist of $36,052 relating to the U.S. and $95,706 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $144,622.
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
The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-U.S. and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2014, 2013 and 2012 was $2,003, $6,952 and $15,682, respectively. In addition, a benefit of $1,112 and an expense of $1,112 has been recorded in accumulated other comprehensive loss relating to the defined pension plan, for the year ended December 31, 2014 and 2013, respectively.
Deferred taxes are not provided for temporary differences representing earnings of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.
As of December 31, 2014 and 2013, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4,166. As of December 31, 2014, accrued penalties and interest included in unrecognized tax benefits were approximately $1,093. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany interest and fees, to the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements. If these unrecognized tax benefits were to be recognized, it would affect the Company's effective tax rate.

Changes in the Company’s reserve is as follows:
Balance at December 31, 2011	$3,624
Charges to income tax expense	—
Settlement of uncertainty	(551)
Balance at December 31, 2012	3,073
Charges to income tax expense	—
Balance at December 31, 2013	3,073
Charges to income tax expense	—
Balance at December 31, 2014	$3,073
We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
The Company has completed U.S. federal tax audits through 2006 and has completed a non-U.S. tax audit through 2004.
10. Discontinued Operations
In 2014, the Company made the decision to strategically sell the net assets of Accent Marketing Services, L.L.C., which was previously reported in the Performance Marketing Services segment. The sale is expected to be completed in 2015.
In 2013, the Company discontinued two subsidiaries and an operating division.
In 2012, the Company discontinued a subsidiary and certain operating divisions.
Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, were the following:

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
10. Discontinued Operations  – (continued)

	Years Ended December 31,
	2014	2013	2012
Revenue	$70,041	$89,659	$108,399
Operating loss	(4,704)	(324)	(5,659)
Other expense	(458)	(522)	(773)
Noncontrolling interest expense recovery	—	(55)	1,304
Loss on disposal	(16,098)	(8,299)	—
Net loss from discontinued operations	$(21,260)	$(9,200)	$(5,128)
At December 31, 2014, other current assets and other long term assets included assets held for sale of $5,591 and $16,409, respectively. At December 31, 2013, other assets and other current liabilities included no related assets and no liabilities held for sale. For the year ended December 31, 2014, the loss on disposal includes a goodwill write off of $15,564.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

11. Debt
At December 31, the Company’s indebtedness was comprised as follows:

	2014	2013
Revolving credit facility	$—	$—
6.75% Notes due 2020	735,000	660,000
Original issue premium	7,017	4,056
Note payable and other bank loans	—	120
	742,017	664,176
Obligations under capital leases	1,110	952
	743,127	665,128
Less:
Current portion	534	467
	$742,593	$664,661
Interest expense related to long-term debt for the years ended December 31, 2014, 2013 and 2012 was $50,832, $92,704 and $43,975, respectively. For the year ended December 31, 2013, interest expense included a $55,588 loss on redemption of the 11% Notes. For the year ended December 31, 2014, 2013, and 2012, interest expense included income of $975, $4,262, $46, related to the amortization of the original issue premium. For the years ended December 31, 2014, 2013, and 2012, interest expense also included $2,186, $232 and $277, of present value adjustments for fixed deferred acquisition payments, respectively.
The amortization and write off of deferred finance costs included in interest expense were $3,222, $12,024 and $2,295 for the years ended December 31, 2014, 2013, and 2012, respectively.
Issuance of 6.75% Senior Notes
On March 20, 2013, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550 million aggregate principal amount 6.75% Senior Notes due 2020 (the 6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600. The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.
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
On April 2, 2014, the Company issued an additional $75,000 aggregate principal amount of 6.75% Notes due 2020. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77,452, which included an original issue premium of $3,938, and payment of underwriter fees of $1,500. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt  – (continued)

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
Effective October 23, 2014, MDC and its subsidiaries entered into an amendment of its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the maturity date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.
Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.
The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt  – (continued)

from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a total leverage ratio, a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level. The Credit Agreement is also subject to customary events of default.
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At December 31, 2014, there were no borrowings under the Credit Agreement.
At December 31, 2014, the Company had issued $4,822 of undrawn outstanding letters of credit.
At December 31, 2014 and 2013, accounts payable included $72,147 and $34,312 of outstanding checks, respectively.
Future Principal Repayments
Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate are as follows:

Period	Amount
2015	$534
2016	472
2017	104
2018	—
2019	—
2020 and thereafter	735,000
$736,110
Capital Leases
Future minimum capital lease payments for the years ended December 31 and in aggregate are as follows:

Period	Amount
2015	$600
2016	490
2017	105
2018	—
2019	—
2020 and thereafter	—
1,195
Less: imputed interest	(85)
1,110
Less: current portion	(534)
$576
12. Share Capital
The authorized share capital of the Company is as follows:
(a) Authorized Share Capital
Class A Shares

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital  – (continued)

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
(b) Employee Stock Incentive Plan
On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 3,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 3,750,000 to be added to the 2005 Incentive Plan for a total of 6,750,000 authorized Class A Shares. On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3,000,000 Class A Shares. As of December 31, 2014, the Company has granted 300,000 Director options (of which 150,000 were forfeited), which option grants were for a ten-year term and vests over five (5) years from the grant date under the 2005 Incentive Plan.
The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan and 2011 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	2,070,835	$10.54	877,349	$8.57
Granted	1,130,844	8.70	375,356	7.78
Vested	(2,621,981)	9.63	(395,187)	8.17
Forfeited	(44,919)	10.44	(22,080)	9.88
Balance at December 31, 2012	534,779	$10.73	835,438	$8.48
Granted	300,756	8.97	2,612,520	16.83
Vested	(353,858)	10.63	(2,499,083)	15.79
Forfeited	(19,011)	7.90	(35,087)	10.91
Balance at December 31, 2013	462,666	$9.79	913,788	$12.54
Granted	120,578	25.09	293,705	21.99
Vested	(497,214)	9.62	(264,478)	10.88
Forfeited	—	—	(26,874)	11.52
Balance at December 31, 2014	86,030	$23.14	916,141	$16.36
The total fair value of restricted stock and restricted stock unit awards, which vested during the year ended December 31, 2014, 2013 and 2012 was $7,659, $43,227 and $22,557, respectively. In connection with the vesting of these awards, the Company included in the taxable loss the amounts of $11,874, $17,219 and $5,242 in 2014, 2013 and 2012, respectively. At December 31, 2014, the weighted average remaining contractual life for performance based awards is 2.1 years and for time based awards is 1.8 years. At December 31, 2014, the fair value of all restricted stock and restricted stock unit awards is $22,769. The term of these awards is three years with vesting up to three years. At December 31, 2014, the unrecognized

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital  – (continued)

compensation expense for these awards was $10,027 and will be recognized through 2017. At December 31, 2014, there are 257,368 awards available to grant.
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
Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance at December 31, 2011	132,120	$6.08	124,620	$6.09	7,500
Vested	—	—			(7,500)
Granted	—	—			—
Exercised	(4,728)	5.79			—
Expired and cancelled	(14,892)	5.19			—
Balance at December 31, 2012	112,500	$6.35	112,500	$6.35	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	112,500	$6.03	112,500	$6.03	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	112,500	$5.70	112,500	$5.70	—
At December 31, 2014, the intrinsic value of vested options and the intrinsic value of all options was $1,915. For options exercised during 2014, 2013 and 2012, the Company received cash proceeds of nil, nil and $27, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2014, 2013 and 2012 was nil, nil and $5, respectively. At December 31, 2014, the weighted average remaining contractual life of all outstanding options was 1.8 years and for all vested options was 1.8 years. At December 31, 2014, the unrecognized compensation expense of all options was nil.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital  – (continued)

Share options outstanding as of December 31, 2014 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$5.63 – $5.83	112,500	1.8	$5.70	112,500	$5.70	1.8
(c) Stock Appreciation Rights
During 2003, the Compensation Committee of the Board of Directors approved a SAR’s compensation program for senior officers and directors of the Company. SAR’s granted prior to 2006 have a term of four years, for SAR’s granted in 2006 and after they have a term of up to 10 years and all awards vest one-third on each anniversary date.
SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable		Non Vested SAR’s
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share
Balance at December 31, 2011	4,737,194	$2.50	3,100,685	$2.50	1,636,509
Vested	—	—			(1,570,539)
Granted	—	—			—
Exercised	(104,048)	2.94			(65,970)
Expired and cancelled	—	—			—
Balance at December 31, 2012	4,633,146	$2.49	4,633,146	$2.49	—
Vested	—	—			—
Granted	—	—			—
Exercised	(4,633,146)	2.49			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	—	$—	—	$—	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	—	$—	—	$—	—
At December 31, 2014, the aggregate amount of shares to be issued on vested SAR’s was nil. During 2014, 2013 and 2012, the aggregate value of SAR’s exercised was nil, $80,323, and $301, respectively. The Company received tax deductions of nil, $12,682, and $296 in 2014, 2013 and 2012, respectively. In November 2013, the Company determined that all outstanding SAR’s would be settled in cash and marked the SAR’s to market. At December 31, 2014, the unrecognized compensation expense of all SAR’s was nil.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital  – (continued)

Information related to EVAR transactions over the past three years is summarized as follows:

	EVARs Outstanding		EVARs Exercisable		Non Vested EVARs
	Number Outstanding	Weighted Average Issuance Price per Share	Number Outstanding	Weighted Average Issuance Price per Share
Balance at December 31, 2011	2,052,000	$15.33	—	$—	2,052,000
Vested	—	—			—
Granted	—	—			—
Expired and cancelled	(135,000)	15.33			(135,000)
Balance at December 31, 2012	1,917,000	$15.33	—	$—	1,917,000
Vested	(1,917,000)	15.33			(1,917,000)
Granted	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	—	$—	—	$—	—
Vested	—	—			—
Granted	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	—	$—	—	$—	—
The grant date fair value of these EVARs was $13,240. At December 31, 2014, there are no outstanding EVARs.
The Company has reserved a total of 2,377,822 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2014 there were 1,002,172 shares available for future option and similar grants.
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
On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Fair Value Measurements  – (continued)

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
The following tables present certain information for our financial assets that is measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Level 1 2014		Level 1 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long term debt	$742,017	$751,538	$664,056	$690,525
Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
The following table presents changes in Deferred Acquisition Consideration.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2014	2013
Beginning Balance of contingent payments	$151,848	$194,795
Payments	(61,441)	(106,460)
Grants (1)	68,642	31,608
Redemption value adjustments (2)	20,816	38,712
Transfers (to) from fixed payments	(5,146)	(6,318)
Foreign translation adjustment	(2,492)	(489)
Ending Balance of contingent payments	$172,227	$151,848
(1) Grants are the initial estimated deferred acquisition payments of new acquisitions completed within that fiscal period.
(2) Redemption value adjustments are fair value changes from the Company's initial estimates of deferred acquisition payments, including the accretion of present value and stock based compensation charges relating to acquisition payments that are tied to continued employment.
In addition to the above amounts, there are fixed payments of $33,141 and $2,065 for total deferred acquisition consideration of $205,368 and $153,913, which reconciles to the consolidating financial statements at December 31, 2014 and 2013, respectively.
The Company includes the payments of all deferred acquisition consideration in financing activities in the Company's consolidated statement of cash flows, as the Company believes these payments to be seller related financing activities, which is the predominant source of cash flows.
Level 3 payments relate to payments made for deferred acquisition consideration. Level 3 grants relate to contingent purchase price obligations related to acquisitions. The Company records the initial liability of the estimated present value. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earning of the relevant subsidiary during the contractual period, and, in some cases, the

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Fair Value Measurements  – (continued)

currency exchange rate of the date of payment. Level 3 redemption value adjustments relate to the remeasurement and change in these various contractual valuation formulas as well as adjustments of present value.
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
The Company reports in one reportable Strategic Marketing Services segment plus two "other" segments, Performance Marketing Services and corporate. The segments are as follows:

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

•
The Performance Marketing Services segment includes our firms that provide consumer insights and analytics to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer service, media planning and buying and direct marketing initiatives. In addition, services include consumer activation, investor relations and general public insights.

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information  – (continued)

	For the year ended December 31, 2014
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$954,211	$269,301	$—	$1,223,512
Cost of services sold	617,914	180,604	—	798,518
Office and general expenses	200,716	45,224	44,133	290,073
Depreciation and amortization	24,158	21,229	1,785	47,172
Operating profit (loss)	111,423	22,244	(45,918)	87,749
Other income (expense):
Other income, net				689
Foreign exchange loss				(18,482)
Interest expense and finance charges, net				(54,847)
Income from continuing operations before income taxes, equity in non-consolidated affiliates				15,109
Income tax expense				12,422
Income from continuing operations before equity in non-consolidated affiliates				2,687
Equity in earnings of non-consolidated affiliates				1,406
Income from continuing operations				4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(21,260)
Net loss				(17,167)
Net income attributable to noncontrolling interests	(6,943)	53	—	(6,890)
Net loss attributable to MDC Partners Inc.				$(24,057)
Stock-based compensation	$9,616	$3,553	$4,527	$17,696
Capital expenditures from continuing operations	$22,452	$2,627	$1,337	$26,416
Goodwill and intangibles	$560,505	$376,989	$—	$937,494
Total assets	$891,341	$476,795	$280,754	$1,648,890

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information  – (continued)

	For the year ended December 31, 2013
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$836,936	$225,542	$—	$1,062,478
Cost of services sold	535,085	169,884	—	704,969
Office and general expenses	190,699	38,551	126,714	355,964
Depreciation and amortization	24,210	10,535	1,394	36,139
Operating profit (loss)	86,942	6,572	(128,108)	(34,594)
Other income (expense):
Other income, net				2,531
Foreign exchange loss				(5,516)
Interest expense, finance charges, and loss on redemption of notes,net				(100,271)
Loss from continuing operations before income taxes, equity in non-consolidated affiliates				(137,850)
Income tax benefit				(4,367)
Loss from continuing operations before equity in non-consolidated affiliates				(133,483)
Equity in earnings of non-consolidated affiliates				281
Loss from continuing operations				(133,202)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(9,200)
Net loss				(142,402)
Net income attributable to noncontrolling interests	(6,150)	(311)	—	(6,461)
Net loss attributable to MDC Partners Inc.				$(148,863)
Stock-based compensation	$7,657	$3,017	$89,731	$100,405
Capital expenditures from continuing operations	$12,338	$2,339	$2,132	$16,809
Goodwill and intangibles	$525,412	$275,183	$—	$800,595
Total assets	$841,362	$379,391	$204,474	$1,425,227

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information  – (continued)

	For the year ended December 31, 2012
	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$751,464	$221,509	$—	$972,973
Cost of services sold	504,407	162,922	—	667,329
Office and general expenses	193,758	48,561	38,847	281,166
Depreciation and amortization	27,807	13,298	1,342	42,447
Operating profit (loss)	25,492	(3,272)	(40,189)	(17,969)
Other income (expense):
Other income, net				450
Foreign exchange loss				(1,138)
Interest expense and finance charges, net				(45,871)
Loss from continuing operations before income taxes, equity in non-consolidated affiliates				(64,528)
Income tax expense				9,553
Loss from continuing operations before equity in non-consolidated affiliates				(74,081)
Equity in earnings of non-consolidated affiliates				633
Loss from continuing operations				(73,448)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(5,128)
Net loss				(78,576)
Net income attributable to noncontrolling interests	(6,326)	(537)	—	(6,863)
Net loss attributable to MDC Partners Inc.				$(85,439)
Stock-based compensation	$9,186	$8,227	$14,784	$32,197
Capital expenditures from continuing operations	$11,600	$4,555	$382	$16,537
Goodwill and intangibles	$542,573	$240,741	$—	$783,314
Total assets	$849,716	$374,982	$120,247	$1,344,945
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2014	$48,884	$7,099	$4,257	$60,240
2013	$44,360	$5,424	$2,287	$52,071
Goodwill and Intangible Assets
2014	$759,035	$154,349	$24,110	$937,494
2013	$720,373	$80,222	$—	$800,595

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information  – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2014	$993,474	$150,390	$79,648	$1,223,512
2013	$870,525	$135,630	$56,323	$1,062,478
2012	$781,210	$148,063	$43,700	$972,973
15. Related Party Transactions

(a)
The Company incurred fees and paid cash incentive awards totaling $13,592, $15,992 and $2,739 in 2014, 2013 and 2012, respectively, relating to companies controlled by the Chairman and Chief Executive Officer (“CEO”) of the Company in respect of services rendered pursuant to a management services agreement and incentive plans.

On April 25, 2007, the Company entered into a new Management Services Agreement (as amended and restated on May 6, 2013, the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Miles Nadal will continue to provide services to the Company as its Chief Executive Officer. The Services Agreement is subject to automatic one-year extensions unless either party gives to the other a 60-day advance written notice of its intention not to renew. Effective January 1, 2013, the annual retainer amount (base salary) under the Services Agreement was increased to $1,750; effective January 1, 2014, the annual retainer amount was increased to $1,850; and effective January 1, 2015, the annual retainer amount was increased to $2,000.
During 2012 and 2013 and in accordance with this Services Agreement, Mr. Nadal repaid an amount equal to $475 and $5,445 of loans due to the Company. As of April 26, 2013, Mr. Nadal has repaid and satisfied in full the remaining principal balance of all previously outstanding loans made by the Company to Mr. Nadal and his affiliates. After giving effect to this final repayment by Mr. Nadal to the Company, there is currently $0 remaining due and owing to the Company in respect of all prior loans.

(b)
Pursuant to the amended Services Agreement, the Company agreed to provide to its CEO, Miles S. Nadal a special bonus of C$10,000 upon the first to occur of (i) the average market price of the Company’s Class A subordinate voting shares is C$30 per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date) or (ii) a change of control of the Company. This bonus is payable until the date that is three years after the date on which Mr. Nadal is no longer employed by the Company for any reason. During November 2013, this bonus was earned and paid to Mr. Nadal in the amount of C$10,000 (U.S. $9,649).

(c)
Beginning in 2014, MDC has chartered for business purposes an airplane and helicopter (together, the “Aircraft”) owned by entities controlled by Mr. Nadal and leased to an independent corporate aircraft management company. Entities controlled by Mr. Nadal paid for the purchases of the Aircraft and are legally responsible and have paid for all operating, personnel and maintenance costs associated with the Aircraft’s operations.  Payments by third parties to charter the Aircraft from the corporate aircraft management company will offset a portion of the costs. Payments by MDC for the business use of the Aircraft by Mr. Nadal and other Executive employees of MDC are made to the corporate aircraft management company at a fixed hourly rate set forth in the aircraft service agreement between the aircraft management company and entities controlled by Mr. Nadal.  In 2014, MDC paid a total of $1,620 for the business use of the Aircraft.

(d)
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

During 2013, an MDC partner firm provided services to Trapeze in exchange for fees equal to $187, respectively. Trapeze did not provide any services to MDC nor its partner firms in the three years ended December 31, 2014, prior to the July 31, 2014 acquisition.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
15. Related Party Transactions  – (continued)

On July 31, 2014, Union Advertising Canada LP (an MDC subsidiary), acquired 100% of the issued and outstanding stock of Trapeze Media Limited. Trapeze Media is a Toronto-based digital advertising company. Prior to the acquisition, the Company owned 18% of the equity interests in Trapeze, and Miles Nadal (the Company’s President and Chief Executive Officer) owned 54% of the equity interests. The total estimated aggregate consideration for 100% of the equity interests in Trapeze was $5,281 (or $4,373 excluding the Company’s current equity interest). MDC recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze. Mr. Nadal recused himself from all Board discussions relating to Trapeze.The Stock Purchase Agreement for the Trapeze transaction contains customary representations and warranties and covenants of each party. Breaches of any representations and warranties will be subject to customary indemnification provisions.The acquisition of Trapeze by Union is expected to create an integrated agency with strong digital capabilities and more significant scale. In order to maximize the operating efficiency of the combined operations, the employees of Trapeze relocated into Union’s current offices, and certain changes were made to the combined entity’s executive management team.
16. Commitments, Contingencies and Guarantees
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
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2014, perform over the relevant future periods at their 2014 earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $19,722 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $103 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $175,229 only upon termination of such owner’s employment with the applicable subsidiary or death. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when and if these rights are exercised. The aggregate amount of these options is $194,951, which has been recorded on the balance sheet at December 31, 2014 and is included in Redeemable Noncontrolling Interests.
Natural Disasters.  Certain of the Company’s operations are located in regions of the United States and the Caribbean which typically are subject to hurricanes. During the year ended December 31, 2014, 2013, and 2012, these operations did not incur any material costs related to damages resulting from hurricanes, although certain agency operations experienced temporary closures in 2012 as a result of Hurricane Sandy.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Commitments, Contingencies and Guarantees  – (continued)

Commitments.  At December 31, 2014, the Company has $4,822 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $10,209.
Leases.  The Company and its subsidiaries lease certain facilities and equipment. Gross premises rental expense amounted to $42,657 for 2014, $38,366 for 2013 and $34,422 for 2012, which was reduced by sublease income of $1,449 in 2014, $897 in 2013 and $820 in 2012. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.
Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs for 2015 and thereafter, are as follows:

Period	Amount
2015	$41,871
2016	39,006
2017	33,740
2018	31,168
2019	26,472
2020 and thereafter	62,644
$234,901
At December 31, 2014, the total future cash to be received on sublease income is $10,741.
17. New Accounting Pronouncements
In August 2014, the FASB issued Standards Update 2014-15, Presentation of Financial Statements - Going Concern. This update will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. The implementation of the amended accounting guidance is not expected to have an impact on the presentation of our results of operations, financial position or disclosures.
In May 2014, the FASB issued Standards Update 2014-09, Revenue with Contracts from Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning January 1, 2017. The Company is currently assessing the impact and choice of transition method.
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
18. Employee Benefit Plans
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

Net periodic pension cost consists of the following components for the year ended December 31:

	Pension Benefits	Pension Benefits
	2014	2013
Service cost	$—	$—
Interest cost on benefit obligation	1,788	1,752
Expected return on plan assets	(2,025)	(1,829)
Curtailment and settlements	—	105
Amortization of prior service cost	—	—
Amortization of actuarial (gains) losses	—	15
Net periodic benefit cost (benefit)	$(237)	$43
ASC 715-30-25 requires an employer to recognize the funded status of its defined pension benefit plan as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.
Other changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following for the year ended December 31:

	Pension Benefits	Pension Benefits
	2014	2013
Curtailment/settlement	$—	$(105)
Current year actuarial (gain) loss	11,515	(7,928)
Amortization of actuarial gain (loss)	—	(15)
Current year prior service (credit) cost	—	—
Amortization of prior service credit (cost)	—	—
Amortization of transition asset (obligation)	—	—
Total recognized in other comprehensive (income) loss	$11,515	$(8,048)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	11,278	$(8,005)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31, 2014 and 2013:

	Pension Benefits	Pension Benefits
	2014	2013
Change in benefit obligation:
Benefit obligation, Beginning balance	$32,857	$40,041
Service Cost	—	—
Interest Cost	1,788	1,752
Change in Mortality	3,287	—
Plan amendments	—	—
Curtailment/settlement	—	(1,567)
Actuarial (gains) losses	7,681	(4,954)
Benefits paid	(1,814)	(2,415)
Benefit obligation, Ending balance	43,799	32,857
Change in plan assets:
Fair value of plan assets, Beginning balance	26,868	24,769
Actual return on plan assets	1,478	3,236
Employer contributions	1,828	1,278
Benefits paid	(1,814)	(2,415)
Fair value of plan assets, Ending balance	28,360	26,868
Unfunded status	$15,439	$5,989

	Pension Benefits	Pension Benefits
	2014	2013
Amounts recognized in the balance sheet consist of:
Noncurrent liability	$15,439	$5,989
Net amount recognized	$15,439	$5,989
Amounts recognized in Accumulated Other Comprehensive Loss:

	Pension Benefits	Pension Benefits
	2014	2013
Accumulated net actuarial losses	$8,796	$(1,607)
Accumulated prior service cost	—	—
Accumulated transition obligation	—	—
Net amount recognized, net of tax	$8,796	$(1,607)
The preceding table presents two measures of benefit obligations for the pension plan. Accumulated benefit obligation generally measures the value of benefits earned to date. Projected benefit obligation also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. This pension plan has asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

Weighted average assumptions used to determine benefit obligations as of December 31:

	Pension Benefits	Pension Benefits
	2014	2013
Discount rate	4.38%	5.26%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2014 and 2013 were determined independently. A yield curve was produced for a universe containing the majority of U.S.-issued AA-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
Weighted average assumptions used to determine net periodic costs at December 31:

	Pension Benefits	Pension Benefits
	2014	2013
Discount rate	5.26%	4.53%
Expected return on plan assets	7.40%	7.40%
Rate of compensation increase	N/A	N/A
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
Fair Value of Plan Assets
The Defined Benefit plan assets fall into any of three fair value classifications as defined in the Guidance for Fair Value Measurements. There are no Level 3 assets held by the plan. The fair value of the plan assets as of December 31 is as follows:

	December 31, 2014	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$982	$251	$731	$—
Common Stock	11,099	11,099	—	—
Corporate Bonds	5,460	—	5,460	—
Mutual Funds	10,606	10,606	—	—
Foreign Stock	213	213	—	—
Total	$28,360	$22,169	$6,191	$—

	December 31, 2013	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$2,020	$106	$1,914	$—
Common Stock	9,826	9,826	—	—
Corporate Bonds	6,215	—	6,215	—
Mutual Funds	8,172	8,172	—	—
Foreign Stock	635	635	—	—
Total	$26,868	$18,739	$8,129	$—

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

The pension plans weighted-average asset allocation for the years ended December 31, 2014 and 2013 are as follows:

	Target Allocation	Actual Allocation	Actual Allocation
	2014	2014	2013
Asset Category:
Equity Securities	60%	65.0%	55.6%
Debt Securities	40%	31.5%	36.9%
Cash/Cash Equivalents and Short Term Investments	—%	3.5%	7.5%
	100%	100%	100%
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
The above tables present information about the pension plan assets measured at fair value at December 31, 2014 and the valuation techniques used by the Company to determine those fair values.
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
The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed. Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

Comprehensive Income each December 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2015 are as follows:

Pension Benefits
Estimated Amortization:	2015
Prior service cost (credit) amortization	$—
Net loss amortization	114
Total	$114
The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
Estimated Future Benefit Payments for FYE 12/31
2015	$1,092
2016	$1,168
2017	$1,317
2018	$1,433
2019	$1,521
2020 – 2024	$9,500
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets.
19. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the year ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2012	$(5,329)	$(2,116)	$(7,445)
Other comprehensive income (loss) before reclassifications	—	(288)	(288)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $1,112)	6,936	—	6,936
Other comprehensive income (loss)	$6,936	$(288)	$6,648
Balance December 31, 2013	$1,607	$(2,404)	$(797)
Other comprehensive income (loss) before reclassifications	—	3,448	3,448
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax benefit of $1,112)	(10,403)	—	(10,403)
Other comprehensive income (loss)	(10,403)	3,448	(6,955)
Balance December 31, 2014	$(8,796)	$1,044	$(7,752)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
19. Changes in Accumulated Other Comprehensive Income (Loss) - (continued)

For the year ended December 31, 2014 there were no reclassifications from accumulated other comprehensive income (loss). Reclassifications for the year ended December 31, 2013 were:

2013
Amortization of defined pension plan:
Prior service cost	$—
Actuarial (gains) losses	15
Net periodic benefit cost (see Note 18)	15
Income tax expense	6
Net of tax	$9
20. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, 2014 and 2013, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2014	$274,854	$299,356	$309,391	$339,911
2013	$242,995	$262,793	$267,461	$289,229
Cost of services sold:
2014	$181,468	$188,875	$205,549	$222,626
2013	$164,932	$175,693	$176,913	$187,431
Income (loss) from continuing operations:
2014	$(7,213)	$19,555	$(1,868)	$(6,381)
2013	$(41,181)	$10,630	$(12,533)	$(90,118)
Net income (loss) attributable to MDC Partners Inc.:
2014	$(8,846)	$16,470	$(4,922)	$(26,759)
2013	$(43,158)	$9,816	$(21,200)	$(94,321)
Income (loss) per common share:
Basic
Continuing operations:
2014	$(0.17)	$0.36	$(0.07)	$(0.17)
2013	$(0.90)	$0.19	$(0.31)	$(1.95)
Net income (loss):
2014	$(0.18)	$0.33	$(0.10)	$(0.54)
2013	$(0.92)	$0.20	$(0.45)	$(2.00)
Diluted
Continuing operations:
2014	$(0.21)	$0.29	$(0.13)	$(0.58)
2013	$(0.94)	$0.16	$(0.49)	$(2.04)
Net income (loss):
2014	$(0.22)	$0.26	$(0.16)	$(0.95)
2013	$(0.96)	$0.17	$(0.63)	$(2.09)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
20. Quarterly Results of Operations (Unaudited) - (continued)

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
Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2014 includes a foreign exchange loss of $8,066.

•	The fourth quarter of 2013 includes stock based compensation charges of $63,715.

•	The fourth quarter of 2014 includes deferred acquisition adjustments of $1,751.

•	The fourth quarter of 2013 includes deferred acquisition adjustments of $30,514.

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
We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, we believe that, as of December 31, 2014, we maintained effective internal control over financial reporting based on these criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada
We have audited MDC Partners Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MDC Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MDC Partners Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 2, 2015

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers”, “Audit Committee”, “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2015 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2014, which sections are incorporated herein by reference.
Executive Officers of MDC Partners
The executive officers of MDC Partners as of March 2, 2015 are:

Name	Age	Office
Miles S. Nadal(1)	57	Chairman of the Board, Chief Executive Officer and President
Lori Senecal(1)	50	Director, President and Chief Executive Officer of The MDC Partner Network
Stephen Pustil(1)	71	Vice Chairman
David B. Doft	43	Chief Financial Officer
Mitchell S. Gendel	49	General Counsel & Corporate Secretary
Michael C. Sabatino	50	Senior Vice President, Chief Accounting Officer
Andre Coste	51	Executive Vice President, Chief Operating Officer of The MDC Partners Network
David C. Ross	34	Senior Vice President, Corporate Development
____________

(1)	Also a member of MDC's Board of Directors.
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
Ms. Senecal joined MDC Partners in September 2014 as CEO of The MDC Partner Network and as a director on the Board of Directors. At that time she also assumed the role of Global Executive Chairman of kbs+, one of MDC's leading creative advertising agencies.  From August 2009 until September 2014, Ms. Senecal served as Chief Executive Officer of kbs+.  Prior to kbs+, Ms. Senecal was President of the flagship New York office of McCann Erickson, and previously, as Global Chief Innovation Officer for McCann Worldgroup. At McCann, Ms. Senecal also founded TAG Ideation, a young-adult marketing specialty unit.
Mr. Pustil has been a director of MDC since 1992, and its Vice Chairman since 1992. Mr. Pustil is also Chairman of Peerage Realty Partners. Mr. Pustil is a chartered accountant and serves on the Board of Mount Sinai Hospital.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc. New York, New York

The audits referred to in our report dated March 2, 2015 relating to the consolidated financial statements of MDC Partners Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2014, 2013 and 2012. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
New York, New York
March 2, 2015

(a) Financial Statements and Schedules
The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.
Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectable Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2014	$2,011	$556	$(1,127)	$(31)	$1,409
December 31, 2013	$1,581	$1,484	$(1,042)	$(12)	$2,011
December 31, 2012	$851	$1,587	$(864)	$7	$1,581
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2014	$137,961	$(10,437)	$(7,062)	$(1,345)	$119,117
December 31, 2013	$134,761	$6,640	$(2,212)	$(1,228)	$137,961
December 31, 2012	$113,585	$16,240	$4,449	$487	$134,761
____________

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
MDC PARTNERS INC.

Date:	March 2, 2015	By:	/s/ Miles S. Nadal
Name: Miles S. Nadal Title: Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Miles S. Nadal	Chairman, Chief Executive Officer and President	March 2, 2015
Miles S. Nadal
/s/ Scott Kauffman	Presiding Director	March 2, 2015
Scott Kauffman
/s/ Clare Copeland	Director	March 2, 2015
Clare Copeland
/s/ Michael J. Kirby	Director	March 2, 2015
Michael J. Kirby
/s/ Lori Senecal	Director, President and Chief Executive Officer, The MDC Partner Network	March 2, 2015
Lori Senecal
/s/ Irwin D. Simon	Director	March 2, 2015
Irwin D. Simon
/s/ Stephen M. Pustil	Director, Vice Chairman	March 2, 2015
Stephen M. Pustil
/s/ David Doft	Chief Financial Officer	March 2, 2015
David Doft
/s/ Michael Sabatino	Senior Vice President and Chief Accounting Officer	March 2, 2015
Michael Sabatino

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014);
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014);
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1
Indenture, dated as of March 20, 2013, among the company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 20, 2013;

4.1.1	6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 20, 2013);
4.1.2
First Supplemental Indenture, dated as of June 21, 2013 (adding Anomaly Inc. as an Additional Note Guarantor), to the Indenture dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1.2 to the Company’s Form 10-K filed on March 10, 2014);

4.1.3
Second Supplemental Indenture, dated as of November 6, 2013 (adding LBN Partners LLC as an Additional Note Guarantor), to the Indenture dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1.3 to the Company’s Form 10-K filed on March 10, 2014);

4.1.4
Third Supplemental Indenture, dated as of November 15, 2013, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1.4 to the Company’s Form 10-K filed on March 10, 2014);

4.1.5
Fourth Supplemental Indenture, dated as of March 14, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on April 29, 2014);

4.1.6
Fifth Supplemental Indenture, dated as of April 2, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014);

10.1
Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2013);

10.1.1
Consent and First Amendment, dated November 8, 2013, to Credit Agreement, dated as of March 20, 2013 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-K filed on March 10, 2014);

10.1.2
Second Amendment, dated February 14, 2014, to Credit Agreement, dated as of March 20, 2013, by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-K filed on March 10, 2014);

10.1.3
Consent and Third Amendment, with an effective date of March 27, 2014, to Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2014);

10.1.4
Fourth Amendment, dated as of October 23, 2014, to Credit Agreement, dated as of March 20, 2013, by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC), as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on October 24, 2014);

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

10.8
Amended and Restated Employment Agreement, dated as of August 10, 2014, between Lori Senecal and MDC Partners Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2014);

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

10.10.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.10.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.10.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.10.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.10.5	Form of Restricted Stock Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-K filed on March 10, 2010);
10.10.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-K filed on March 10, 2010);
10.10.7	Form of Restricted Stock Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.9 to the Company’s Form 10-K filed on March 14, 2011);
10.10.8	Form of Restricted Stock Unit (RSU) Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.10 to the Company’s Form 10-K filed on March 14, 2011);
10.10.9
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

10.11.1	Form of Restricted Stock Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 1, 2011);
10.11.2	Form of Restricted Stock Unit (RSU) Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 1, 2011);
10.11.3	Form of Restricted Stock Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.3 of the Company’s Form 10-K filed on March 15, 2012);
10.11.4	Form of Restricted Stock Unit (RSU) Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.4 of the Company’s Form 10-K filed on March 15, 2012);
10.11.5	Form of 2014 Financial-Performance Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.10.5 to the Company’s Form 10-K filed on March 10, 2014);
10.12	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2011);
10.13
MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan (the “2014 LTIP Plan”); Forms of Award Agreement (incorporated by reference to Exhibit 4.1.2 to the Company’s Form 10-K filed on March 10, 2014);

10.14
Underwriting Agreement, dated May 13, 2014, among MDC Partners Inc., Miles S. Nadal and BMO Capital Markets Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2014);

10.15
Price Determination Agreement, dated May 13, 2014, among MDC Partners Inc., Miles S. Nadal and BMO Capital Markets Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2014);

12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on March 10, 2008);
14.1	MDC Partners’ Corporate Governance Guidelines, amended in May 2009 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 10, 2010);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA, LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
___________
*    Filed electronically herewith.