Form 10-Q
period 2015-03-31
MDC PARTNERS INC
filed 2015-04-30
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated Filer ☒	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☒
The numbers of shares outstanding as of April 24, 2015 were: 50,597,903 Class A subordinate voting shares and 3,755 Class B multiple voting shares.
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

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Services	$302,222	$274,854
Operating Expenses:
Cost of services sold	210,419	181,468
Office and general expenses	74,308	71,336
Depreciation and amortization	12,300	10,482
	297,027	263,286
Operating profit	5,195	11,568
Other Income (Expense):
Other, net	(18,040)	(6,571)
Interest expense and finance charges	(15,096)	(12,759)
Interest income	119	140
	(33,017)	(19,190)
Loss from continuing operations before income taxes and equity in non-consolidated affiliates	(27,822)	(7,622)
Income tax benefit	(4,054)	(346)
Loss from continuing operations before equity in non-consolidated affiliates	(23,768)	(7,276)
Equity in earnings of non-consolidated affiliates	351	63
Loss from continuing operations	(23,417)	(7,213)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(6,294)	(271)
Net loss	(29,711)	(7,484)

Net income attributable to the noncontrolling interests	(2,380)	(1,362)

Net loss attributable to MDC Partners Inc.	$(32,091)	$(8,846)

Loss Per Common Share
Basic and Diluted:
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.52)	$(0.17)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.13)	(0.01)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.65)	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	49,754,961	49,338,332

Stock based compensation expense is included in the following line items above:
Cost of services sold	$2,738	$2,527
Office and general expenses	1,707	1,841
Total	$4,445	$4,368
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(thousands of United States dollars)

	Three Months Ended March 31,
	2015	2014
Comprehensive Loss
Net loss	$(29,711)	$(7,484)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,181	1,742
Other comprehensive income	5,181	1,742
Comprehensive loss for the year	(24,530)	(5,742)
Comprehensive income (loss) attributable to noncontrolling interest	151	(1,110)
Comprehensive loss attributable to MDC Partners Inc.	$(24,379)	$(6,852)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,612	$119,767
Accounts receivable, less allowance for doubtful accounts of $1,436 and $1,409	453,362	355,295
Expenditures billable to clients	45,854	40,202
Other current assets	48,892	36,978
Total Current Assets	565,720	552,242
Fixed assets, at cost, less accumulated depreciation of $97,271 and $95,083	59,598	60,240
Investment in non-consolidated affiliates	8,888	6,110
Goodwill	838,857	851,373
Other intangibles assets, net	77,365	86,121
Deferred tax asset	23,570	18,758
Other assets	66,127	74,046

Total Assets	$1,640,125	$1,648,890
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$251,892	$316,285
Accruals and other liabilities	324,021	271,273
Advance billings	173,104	142,608
Current portion of long-term debt	532	534
Current portion of deferred acquisition consideration	100,131	90,804
Total Current Liabilities	849,680	821,504
Long-term debt, less current portion	761,799	742,593
Long-term portion of deferred acquisition consideration	100,673	114,564
Other liabilities	45,814	45,861
Deferred tax liabilities	78,740	77,997

Total Liabilities	1,836,706	1,802,519

Redeemable Noncontrolling Interests (Note 2)	202,338	194,951
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,846,285 and 49,680,109 shares issued and outstanding in 2015 and 2014	268,821	265,817
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2015 and 2014, each convertible into one Class A share	1	1
Charges in excess of capital	(229,622)	(209,668)
Accumulated deficit	(521,724)	(489,633)
Accumulated other comprehensive loss	(40)	(7,752)
MDC Partners Inc. Shareholders' Deficit	(482,564)	(441,235)
Noncontrolling Interests	83,645	92,655
Total Shareholders' Deficit	(398,919)	(348,580)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,640,125	$1,648,890
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,711)	$(7,484)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(6,294)	(271)
Loss from continuing operations	(23,417)	(7,213)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Non-cash stock-based compensation	4,445	4,368
Depreciation	4,537	3,943
Amortization of intangibles	7,763	6,581
Amortization of deferred finance charges and debt discount	1,494	577
Adjustment to deferred acquisition consideration	2,801	8,388
Deferred income benefit	(3,929)	(579)
Earnings of non-consolidated affiliates	(351)	(63)
Other non-current assets and liabilities	733	(12,188)
Foreign exchange	15,219	5,145
Changes in working capital:
Accounts receivable	(97,760)	(55,245)
Expenditures billable to clients	(5,721)	(6,177)
Prepaid expenses and other current assets	(12,211)	(9,458)
Accounts payable, accruals and other liabilities	(42,651)	(7,552)
Advance billings	30,496	29,424
Cash flows used in continuing operating activities	(118,552)	(40,049)
Discontinued operations	(1,294)	746
Net cash used in operating activities	(119,846)	(39,303)
Cash flows used in investing activities:
Capital expenditures	(5,656)	(2,496)
Acquisitions, net of cash acquired	(1,310)	(39,951)
Proceeds from sale of assets	29	—
Other investments	(2,318)	(2,077)
Profit distributions from non-consolidated affiliates	342	281
Cash flows used in continuing investing activities	(8,913)	(44,243)
Discontinued operations	(153)	(500)
Net cash used in investing activities	(9,066)	(44,743)
Cash flows from (used in) financing activities:
Proceeds of revolving credit agreement	19,602	32,292
Acquisition related payments	(11,142)	(10,715)
Repayment of long-term debt	(126)	(72)
Purchase of shares	(876)	(3,103)
Distributions to noncontrolling interests	(2,839)	(2,276)
Cash overdrafts	32,103	(6,853)
Payment of dividends	(10,636)	(9,724)
Cash flows provided by (used in) continuing financing activities	26,086	(451)
Discontinued operations	(40)	(40)
Net cash provided by (used in) financing activities	26,046	(491)
Effect of exchange rate changes on cash and cash equivalents	711	27
Decrease in cash and cash equivalents	(102,155)	(84,510)
Cash and cash equivalents at beginning of period	119,767	102,007
Cash and cash equivalents at end of period	$17,612	$17,497
Supplemental disclosures:

Cash income taxes paid	$540	$83
Cash interest paid	$367	$334
Non-cash transactions:
Capital leases	$42	$—
Dividends payable	$1,384	$967
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock					Charges in		Accumulated Other	MDC Partners Inc.		Total
	Class A		Class B		Additional	Excess of	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	$—	$(209,668)	$(489,633)	$(7,752)	$(441,235)	$92,655	$(348,580)
Net loss attributable to MDC Partners	—	—	—	—	—	—	(32,091)	—	(32,091)	—	(32,091)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	7,712	7,712	(2,531)	5,181
Issuance of restricted stock	194,849	3,880	—	—	(3,880)	—	—	—	—	—	—
Shares acquired and cancelled	(28,673)	(876)	—	—	—	—	—	—	(876)	—	(876)
Stock-based compensation	—	—	—	—	1,776	—	—	—	1,776	—	1,776
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	(4,290)	—	—	—	(4,290)	—	(4,290)
Changes in noncontrolling interests and redeemable noncontrolling interest from step-up transactions	—	—	—	—	(2,917)	—	—	—	(2,917)	(6,479)	(9,396)
Dividends paid and to be paid	—	—	—	—	(10,643)	—	—	—	(10,643)	—	(10,643)
Transfer to charges in excess of capital	—	—	—	—	19,954	(19,954)	—	—	—	—	—
Balance at March 31, 2015	49,846,285	$268,821	3,755	$1	$—	$(229,622)	$(521,724)	$(40)	$(482,564)	$83,645	$(398,919)
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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2015 and December 31, 2014. No clients accounted for 10% of the Company’s revenue for the three months ended March 31, 2015 and 2014.

Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts. Included in cash and cash equivalents at March 31, 2015 and December 31, 2014, was $6,211 and $6,461, respectively, of cash restricted as to withdrawal pursuant to a collateral agreement and a customer's contractual requirement.

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

Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement with all parties having an equity interest, over the operating and financial policies of the affiliate or has an ownership interest greater than 50% however the substantive participating rights of the noncontrolling interest shareholders preclude the Company of exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method includes a 30% undivided interest in a real estate joint venture and various interests in investment funds. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. These investments are included in investments in non-consolidated affiliates.

Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of March 31, 2015 and December 31, 2014 was $10,420 and $10,196, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees.

Business Combinations. Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period and changes in estimated value are recorded in results of operations. For the three months ended March 31, 2015 and 2014, $2,248 and $8,022, respectively, related to changes in estimated value was recorded as operating expenses. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s guidance on acquisition accounting. For the three months ended March 31, 2015 and 2014, $874 and $1,071, respectively, of acquisition related costs were charged to operations.

For each of the Company's acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company's acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the existing client relationships. The expected benefits of the Company's acquisitions are typically shared across multiple agencies and regions.

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

The Company has recorded the value of put options held by noncontrolling interests as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to income attributable to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three months ended March 31, 2015 and 2014, there were no charges to income attributable to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.

The following table presents changes in Redeemable Noncontrolling Interests:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning Balance	$194,951	$148,534
Redemptions	(1,729)	(4,820)
Granted (1)	5,704	13,327
Changes in redemption value	4,290	38,850
Currency Translation Adjustments	(878)	(940)
Ending Balance	$202,338	$194,951

(1) Grants in 2015 consist entirely of transfers from Noncontrolling Interests related to step-up transactions.

Variable Interest Entity. Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”), and has determined that this entity is a variable interest entity (“VIE”) and is consolidated for all periods subsequent to the date of investment. The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option. Doner is a full service integrated creative agency that is included as part of our portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement (see Note 7) is guaranteed and secured by all of Doner’s assets.

The Company has determined that it is the primary beneficiary because the Company receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at March 31, 2015 were $154,855 and $125,670, respectively and at December 31, 2014 were $223,305 and $192,340, respectively.

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 11.)

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

Interest Expense. Interest expense primarily consists of the cost of borrowing on the 6.75% Notes and the Credit Agreement. The Company uses the effective interest method to amortize the deferred financing costs and original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement.

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes.   The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance for its US net operating losses.   During the three months ended March 31, 2015 and 2014, the effective tax rate was generally lower than the statutory rate due to additional valuation allowances recorded primarily in the US.

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

During the three months ended March 31, 2015, the Company issued no restricted stock units (“RSUs”) to its employees and directors.

A total of 751,618 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, have been excluded in the Company’s calculation of Class A shares outstanding as of March 31, 2015.

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

3.    Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2015	2014
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(23,417)	$(7,213)
Net income attributable to the non-controlling interests	(2,380)	(1,362)
Net loss attributable to MDC Partners Inc. common shareholders from continuing operations	(25,797)	(8,575)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share - loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(25,797)	$(8,575)
Denominator
Denominator for basic loss per common share - weighted average common shares	49,754,961	49,338,332
Effect of dilutive securities	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	49,754,961	49,338,332
Basic loss per common share from continuing operations	$(0.52)	$(0.17)
Diluted loss per common share from continuing operations	$(0.52)	$(0.17)

During the three months ended March 31, 2015, options and other rights to purchase 944,835 shares of common stock, which includes 832,335 shares of non-vested restricted stock and restricted stock units, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

During the three months ended March 31, 2014, options and other rights to purchase 1,113,210 shares of common stock, which includes 1,000,710 shares of non-vested restricted stock, were outstanding and were not included in the computation of diluted income per common share because their effect would be antidilutive.

4.    Acquisitions

Pro forma financial information has not been presented for 2015 since there were no material acquisitions. During 2015, the Company completed a number of step-up transactions to increase its equity ownership percentage in majority owned entities.

2015 Acquisitions
During the first quarter of 2015, the Company entered into various non-material transactions with certain majority owned entities.

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

The aggregate purchase price of these acquisitions has an estimated present value at acquisition date of $151,202 and consisted of total closing cash payments of $67,236, and additional deferred acquisition payments that will be based on the financial results of the underlying businesses from 2014 to 2018 with final payments due in 2019. These additional deferred payments have an estimated present value at acquisition date of $83,966. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $61,906, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $149,234, representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $50,552 as the present value of noncontrolling interest and $13,327 as the present value of redeemable noncontrolling interest. Intangibles and goodwill of $149,232 are tax deductible. In addition, the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, were as follows:

Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended March 31,
	2015	2014
Net loss attributable to MDC Partners Inc.	$(32,091)	$(8,846)
Transfers from the noncontrolling Interest:
Decrease in MDC Partners Inc. paid in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(2,917)	(4,798)
Net transfers from noncontrolling interest	$(2,917)	$(4,798)
Change from net loss attributable to MDC Partners Inc. and transfers to non controlling interest	$(35,008)	$(13,644)

5.    Accruals and Other Liabilities

At March 31, 2015 and December 31, 2014, accruals and other liabilities included accrued media of $214,435 and $144,161, respectively; trust liabilities of $6,173 and $6,419, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $5,439 and $6,014, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2014 and three months ended March 31, 2015 were as follows:

Noncontrolling Interests
Balance, December 31, 2013	$5,210
Income attributable to noncontrolling interests	6,890
Distributions made	(6,523)
Other (1)	437
Balance, December 31, 2014	$6,014
Income attributable to noncontrolling interests	2,380
Distributions made	(2,839)
Other (1)	(116)
Balance, March 31, 2015	$5,439

(1) Other primarily relates to step-up transactions, discontinued operations, and cumulative translation adjustments.

6.    Discontinued Operations

In the fourth quarter of 2014, the Company classified Accent Marketing Services, LLC, which was previously reported in the Performance Marketing Services segment, as discontinued operations.

Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2015 and 2014 was the following:

	Three Months Ended March 31,
	2015	2014
Revenue	$15,524	$17,715

Operating loss	$(1,552)	$(161)

Other expense	$(72)	$(110)

Loss on disposal	(4,670)	—

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(6,294)	$(271)

At March 31, 2015, other current assets and other long term assets included assets held for sale of $5,622 and $11,378, respectively. At December 31, 2014, other current assets and other long term assets included assets held for sale of $5,591 and $16,409, respectively.

7.    Debt

The Company's indebtedness was comprised of:

	March 31, 2015	December 31, 2014
Revolving credit agreement	$19,602	$—
6.75% Senior Notes due 2020	735,000	735,000
Original issue premium	6,722	7,017
	761,324	742,017
Obligations under capital leases	1,007	1,110
	762,331	743,127

Less current portion:	532	534
	$761,799	$742,593

MDC Financing Agreement and Senior Notes

Issuance of 6.75% Senior Notes

On March 20, 2013, MDC Partners Inc. (“MDC”) entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550,000 aggregate principal amount 6.75% Senior Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600. The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

 On April 2, 2014, the Company issued an additional $75,000 aggregate principal amount of 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77,452, which included an original issue premium of $3,938, and underwriter fees of $1,500. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under our senior secured revolving credit facility.

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

Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bore interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At March 31, 2015, there were $19,602 borrowings under the Credit Agreement.

At March 31, 2015, the Company had issued $4,803 of undrawn outstanding Letters of Credit.

At March 31, 2015 and December 31, 2014, accounts payable included $40,044 and $72,147 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Level 1		Level 1
	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$741,722	$773,588	$742,017	$751,538

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2015	2014
Beginning Balance of contingent payments	$172,227	$151,848
Payments	(2,033)	(61,441)
Grants (1)	2,944	68,642
Redemption value adjustments (2)	3,723	20,816
Transfers to (from) fixed payments	—	(5,146)
Foreign translation adjustment	(3,055)	(2,492)
Ending Balance of contingent payments	$173,806	$172,227

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

In addition to the above amounts, there are fixed payments of $26,998 and $33,141 for total deferred acquisition consideration of $200,804 and $205,368, which reconciles to the consolidated financial statements at March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015 and December 31, 2014, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.    Other Income (Expense)

	Three Months Ended March 31,
	2015	2014
Other income (expense)	$490	$(19)
Foreign currency loss	(18,530)	(6,552)
	$(18,040)	$(6,571)

10.    Segment Information

The Company’s segment reporting is consistent with the current manner of how the Chief Operating Decision Maker (“CODM”) and the Board of Directors view the business. The Company is focused on expanding its capabilities in database marketing and data analytics in order to position the Company for future business development efforts and revenue growth.

In order to position this strategic focus along the lines of how the CODM and management will base their business decisions, the Company reports in one reportable segment and two "other" segments. Decisions regarding allocation of resources are made and will be made based not only on the individual operating results of the subsidiaries but also on the overall performance of the reportable segments. These reportable segments are the aggregation of various reporting segments.

The Company reports in one reportable Strategic Marketing Services segment plus two “other” segments, Performance Marketing Services and corporate. The segments are as follows:

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

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended March 31, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$240,436	$61,786	$—	$302,222

Cost of services sold	166,026	44,393	—	210,419

Office and general expenses	49,156	11,154	13,998	74,308

Depreciation and amortization	6,423	5,430	447	12,300

Operating profit (loss)	18,831	809	(14,445)	5,195

Other Income (Expense):
Other expense, net				(18,040)
Interest expense, net				(14,977)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(27,822)
Income tax benefit				(4,054)

Loss from continuing operations before equity in non-consolidated affiliates				(23,768)
Equity in earnings of non-consolidated affiliates				351

Loss from continuing operations				(23,417)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,294)

Net Loss				(29,711)

Net income attributable to the non-controlling interests	(2,293)	(87)	—	(2,380)
Net loss attributable to MDC Partners Inc.				$(32,091)

Stock based compensation	$2,524	$1,121	$800	$4,445

Supplemental Segment Information:

Capital expenditures	$5,330	$258	$68	$5,656

Goodwill and intangibles	$553,066	$363,156	$—	$916,222

Total Assets	$918,200	$565,411	$156,514	$1,640,125

Three Months Ended March 31, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$214,804	$60,050	$—	$274,854

Cost of services sold	140,560	40,908	—	181,468

Office and general expenses	45,046	16,315	9,975	71,336

Depreciation and amortization	5,148	4,832	502	10,482

Operating profit (loss)	24,050	(2,005)	(10,477)	11,568

Other Income (Expense):
Other expense,net				(6,571)
Interest expense, net				(12,619)

Loss from continuing operations before income taxes, equity in affiliates				(7,622)
Income tax benefit				(346)

Loss from continuing operations before equity in affiliates				(7,276)
Equity in earnings of non-consolidated affiliates				63

Loss from continuing operations				(7,213)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(271)

Net loss				(7,484)

Net income attributable to the noncontrolling interests	(1,390)	28	—	(1,362)
Net loss attributable to MDC Partners Inc.				$(8,846)

Stock based compensation	$2,139	$1,277	$952	$4,368

Supplemental Segment Information:

Capital expenditures	$1,702	$253	$541	$2,496

Goodwill and intangibles	$522,170	$424,485	$—	$946,655

Total Assets	$860,571	$573,308	$136,393	$1,570,272

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2015	$252,018	$29,825	$20,379	$302,222
2014	$228,833	$30,913	$15,108	$274,854

11.    Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2015 to 2023. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2015, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $21,632 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $87 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $180,706 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at March 31, 2015 is $202,338 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States and Caribbean which typically are subject to hurricanes. During the three months ended March 31, 2015 and 2014, these operations did not incur any costs related to damages resulting from hurricanes.

Guarantees.  Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable

Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Commitments.   At March 31, 2015, the Company had issued $4,803 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $8,588.

12.    New Accounting Pronouncements

In April 2015, the FASB issued Standards Update 2015-03, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning January 1, 2016. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued Standards Update 2015-03, Interest - Imputation of Interest. This update amends Topic 835 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of our financial position and disclosures.

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
13.    Subsequent Events

Since October 5, 2014, the Company has been actively cooperating with the production of documents for review by the Securities and Exchange Commission pursuant to a Subpoena.  In connection with this production of documents, the Company formed a Special Committee of independent directors to review certain matters relating to the reimbursement of expenses incurred by the CEO.  The Special Committee completed an extensive review of perquisites and payments made by the Company on behalf of the CEO during the period 2009 through 2014.  Following the review, the CEO agreed to reimburse the Company for the perquisites and expenses in the aggregate amount of $8,600, which will be recorded as income in the second quarter of 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2015 means the period beginning January 1, 2015, and ending December 31, 2015).

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2015 and 2014 and the financial condition of the Company as of March 31, 2015. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2014 as reported on Form 10-K. All amounts are in U.S. dollars unless otherwise stated.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there is one reportable operating segment, the Strategic Marketing Services and an other segment, the Performance Marking Services. In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial, human resources and legal functions. Through our operating “partners”, MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the world.

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

We measure capital expenses as either maintenance or investment related. Maintenance capital expenses are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses. Investment capital expenses include expansion costs, the build out of new capabilities, technology, or other growth initiatives not related to the day to day upkeep of the existing operations. Growth capital expenses are measured and approved based on the expected return of the invested capital.

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

Acquisitions and Dispositions. Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2009 to 2015 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Three Months Ended March 31, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$240,436	$61,786	$—	$302,222

Cost of services sold	166,026	44,393	—	210,419

Office and general expenses	49,156	11,154	13,998	74,308

Depreciation and amortization	6,423	5,430	447	12,300

Operating profit (loss)	18,831	809	(14,445)	5,195

Other Income (Expense):
Other expense, net				(18,040)
Interest expense, net				(14,977)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(27,822)
Income tax benefit				(4,054)

Loss from continuing operations before equity in non-consolidated affiliates				(23,768)
Equity in earnings of non-consolidated affiliates				351

Loss from continuing operations				(23,417)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,294)

Net Loss				(29,711)

Net income attributable to the non-controlling interests	(2,293)	(87)	—	(2,380)
Net loss attributable to MDC Partners Inc.				$(32,091)

Stock based compensation	$2,524	$1,121	$800	$4,445

Three Months Ended March 31, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$214,804	$60,050	$—	$274,854

Cost of services sold	140,560	40,908	—	181,468

Office and general expenses	45,046	16,315	9,975	71,336

Depreciation and amortization	5,148	4,832	502	10,482

Operating profit (loss)	24,050	(2,005)	(10,477)	11,568

Other Income (Expense):
Other expense,net				(6,571)
Interest expense, net				(12,619)

Loss from continuing operations before income taxes, equity in affiliates				(7,622)
Income tax benefit				(346)

Loss from continuing operations before equity in affiliates				(7,276)
Equity in earnings of non-consolidated affiliates				63

Loss from continuing operations				(7,213)

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(271)

Net loss				(7,484)

Net income attributable to the noncontrolling interests	(1,390)	28	—	(1,362)
Net loss attributable to MDC Partners Inc.				$(8,846)

Stock based compensation	$2,139	$1,277	$952	$4,368

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Revenue was $302.2 million for the three months ended March 31, 2015, representing an increase of $27.4 million, or 10.0%, compared to revenue of $274.9 million for the three months ended March 31, 2014. This revenue increase related primarily to organic growth of $20.4 million and acquisition growth of $12.4 million. A strengthening of the US Dollar, primarily versus the Canadian dollar during the three months ended March 31, 2015, resulted in decreased revenues of $5.4 million.

The operating profit for the three months ended March 31, 2015 was $5.2 million, compared to operating profit of $11.6 million for the three months ended March 31, 2014. The decrease in operating profit was primarily the result of a decrease in operating profit of $5.2 million in the Strategic Marketing Services segment and an increase in corporate expenses of $4.0 million, offset by an increase in operating profit of $2.8 million within the Performance Marketing Services segment.

Loss from continuing operations for the first three months ended March 31, 2015 was $23.4 million, compared to a loss of $7.2 million for the first three months ended March 31, 2014. This increase in loss of $16.2 million was primarily the result of an increase in other expense, net of $11.5 million related to an increase of $12.0 million in unrealized foreign exchange loss, a decrease in operating profit of $6.4 million, and an increase in interest expense, net of $2.3 million. These amounts were offset by an increase in income tax benefit of $3.7 million, and equity in earnings of non-consolidated affiliates of $0.3 million.

Marketing Communications Group

Revenues in the first three months of 2015 attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $302.2 million, compared to $274.9 million in the first three months of 2014, representing a year-over-year increase of 10.0%.

The components of the increase in revenue in 2015 are shown in the following table:

	Revenue
	$ 000’s	%
Three months ended March 31, 2014	$274,854
Organic	20,379	7.4%
Acquisitions	12,361	4.5%
Foreign exchange impact	(5,372)	(1.9)%
Three months ended March 31, 2015	$302,222	10.0%

The geographic mix in revenues was consistent between the first three months of 2015 and 2014 and is demonstrated in the following table:

	2015	2014
US	83%	83%
Canada	10%	11%
Other	7%	6%

The operating profit of the Marketing Communications Group decreased by $2.4 million to $19.6 million from $22.0 million. Operating margins decreased by 1.5% and were 6.5% for 2015, compared to 8.0% for 2014. The decrease in operating profit and margins was primarily due to increases in staff costs, direct costs (excluding staff costs) and depreciation and amortization, offset by increased revenue and decreases in office and general expenses. Total staff costs increased as a percentage of revenue from 58.2% in 2014 to 61.1% in 2015. This increase is primarily due to timing of revenue recognized in the first quarter of 2015 compared to the fourth quarter 2014 run rate of staff costs. Direct costs increased as a percentage of revenues from 14.5% in 2014, to 14.8% in 2015. Direct costs increased as there were increased pass-through costs incurred on the clients’ behalf during the first three months of 2015 where the company was acting as principal versus agent for certain client contracts. Depreciation and amortization as a percentage of revenue increased from 3.6% in 2014 to 3.9% in 2015 primarily due to amortization expense relating to acquisitions completed throughout 2014. Office and general expenses decreased as a percentage of revenue from 22.3% in 2014 to 20.0% in 2015.  This decrease was primarily due to a decrease of $5.8 million in expense relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs.

Strategic Marketing Services

Revenues attributable to Strategic Marketing Services in the first three months of 2015 were $240.4 million, compared to $214.8 million in the first three months of 2014. The year-over-year increase of $25.6 million or 11.9% was attributable primarily to organic growth as a result of net new business wins of $18.8 million or 8.7% and acquisition growth of $11.0 million or 5.1%. A strengthening of the US dollar versus the Canadian dollar in 2015 compared to 2014 resulted in a 1.9% decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $5.2 million from $24.1 million in the first three months of 2014 to $18.8 million in the first three months of 2015. Operating margins decreased from 11.2% in the first three months of 2014 to 7.8% in the first three months of 2015. The decrease in operating profits and margins was primarily due to increases in total staff costs, direct costs (excluding staff and labor), and depreciation and amortization, offset by a decrease in total office and general expenses. Total staff costs increased as a percentage of revenue from 61.1% in the first three months of 2014 to 63.6% in the months of 2015. This increase is primarily due to timing of revenue recognized in the first quarter of 2015 compared to the fourth quarter 2014 run rate of staff cost. It is expected that the staff cost ratio will normalize to the 2014 annualized rate of approximately 59%. Direct costs increased as a percentage of revenue from 10.3% in 2014 to 11.9% in 2015. Direct costs increased as there were increased pass-through costs incurred on clients' behalf during the first three months of 2015. Depreciation and amortization as a percentage of revenue increased from 2.4% in 2014 to 2.7% in 2015 due primarily to amortization expense relating to acquisitions completed throughout 2014. Office and general expenses decreased as a percentage of revenue from 21.0% in the first three months of 2014 to 20.4% in the first three months of 2015. The decrease was due primarily to a decrease of $2.9 million in expense relating to acquisition related costs and increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $61.8 million for the first three months of 2015, an increase of $1.7 million, or 2.9% compared to $60.1 million in the first three months of 2014. The year over year increase was attributed primarily to organic revenue growth as a result of net new business wins of 2.7% and acquisition growth of 2.3%. In addition, a strengthening of the US dollar versus the Canadian dollar in 2015 compared to 2014, resulted in a decrease in revenues from the segment’s Canadian-based operations of 2.1%.

The operating profit and margins of Performance Marketing Services increased by $2.8 million from a loss of $2.0 million in the first three months of 2014 to profit of $0.8 million in the first three months of 2015. Operating margins increased from a loss of 3.3% in the first three months of 2014 to operating profit of 1.3% in the first three months of 2015. This increase in operating profits and operating margins were due to decreases in direct costs (excluding staff labor), and office and general expenses, offset by increases in total staff costs and depreciation and amortization. Direct costs decreased as a percentage of revenue from 29.5% in the first three months of 2014 to 26.3% in 2015. Direct costs decreased as there were less pass-through costs incurred on client's behalf during the first three months of 2015. Office and general costs decreased from 27.2% in 2014 to 18.1% in 2015. The decrease was due to a decrease of $2.9 million in expense relating to estimated deferred acquisition consideration. Total staff costs increased as a percentage of revenue from 47.8% in 2014 to 51.5% in 2015. Staff costs increased by $3.1 million from 2014 to 2015. The increase in staff costs as a percentage of revenue was primarily due to relatively flat revenue growth year over year. Depreciation and amortization increased from 8.0% in 2014 to 8.8% in 2015 due primarily to amortization expense relating to acquisitions completed in 2014.

Corporate

Operating costs related to the Company’s Corporate operations increased $4.0 million to $14.4 million in the first three months of 2015 from $10.5 million in the first three months of 2014. This increase was primarily related to $6.2 million of legal fees of which $5.8 million related to the Securities and Exchange Commission inquiry. This increase was offset in part by declines in advertising and promotional expenses of $0.8 million, travel and entertainment of $0.7 million, staff costs of $0.5 million and various other administrative expenses of $0.2 million.

Other Income, Net

Other income (expense) decreased to expense of $18.0 million in the first three months of 2015 compared to expense of $6.6 million in the first three months of 2014. The increase was primarily related to an unrealized foreign exchange loss of

$6.6 million in 2014 compared to an unrealized foreign exchange loss of $18.5 million in 2015. Specifically, these unrealized losses were due primarily to the fluctuation in the US dollar during 2015 and 2014, compared to the Canadian dollar, on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries. Additionally, in 2015 the Company had other income of $0.5 million compared to a nominal loss in 2014.

Net Interest Expense

Net interest expense for the first three months of 2015 was $15.0 million, an increase of $2.4 million over the $12.6 million of net interest expense incurred during the first three months of 2014. The increase in interest expense in 2015 was due the additional issuance of the $75 million of 6.75% Notes in April 2014.

Income Taxes

Income tax benefit was $4.1 million in the first three months of 2015 compared to a benefit of $0.3 million for the first three months of 2014. The Company’s effective tax rates in 2015 and 2014 was lower than the statutory rate due losses in certain tax jurisdictions where a valuation allowance was deemed necessary.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had income of $0.4 million in the first three months of 2015 compared to nominal income in the first three months of 2014.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.4 million for the first three months of 2015, an increase of $1.0 million from the $1.4 million of noncontrolling interest expense incurred during the first three months of 2014, primarily due to the Company’s increases in profitability of certain entities within the Strategic Marketing Services segment and Performance Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $6.3 million for the first three months of 2015, compared to $0.3 million for the first three months of 2014. The increase in discontinued operations results from the 2014 strategic decision to sell the net assets of the Company's Accent operations.

Net Income (Loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first three months of 2015 was a loss of $32.1 million, or $0.65 per diluted share.   This amount is compared to a net loss attributable to MDC Partners Inc. of $8.8 million, or a loss of $0.18 per diluted share, reported for the first three months of 2014.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the first three months ended March 31, 2015	As of and for the first three months ended March 31, 2014	As of and for the year ended December 31, 2014
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$17,612	$17,497	$119,767
Working capital (deficit)	$(283,960)	$(218,815)	$(269,262)
Cash from (used in) operations	$(119,846)	$(39,303)	$133,942
Cash from (used in) investing	$(9,066)	$(44,743)	$(99,686)
Cash from (used in) financing	$26,046	$(491)	$(15,428)
Long-term debt to total equity ratio	(1.91)	(2.79)	(2.13)
Fixed charge coverage ratio	N/A	N/A	1.23
Fixed charge deficiency	$27,822	$7,614	N/A

As of March 31, 2015 and December 31, 2014, $6.2 million and $6.5 million, respectively, of the consolidated cash position was held by subsidiaries, which, although available for the subsidiaries’ use, does not represent cash that is distributable as earnings to MDC Partners for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At March 31, 2015 the Company had a working capital deficit of $284.0 million compared to a deficit of $269.3 million at December 31, 2014. The increase in the working capital deficit was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2015, $5.4 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund such working capital deficits should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flow used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2015 was $118.6 million. This was attributable to a loss from continuing operations of $23.4 million, an increase in accounts receivable of $97.8 million and a decrease in accounts payable, accruals, and other liabilities of $42.7 million primarily due to the timing and collection of related media payments, an increase in prepaid expenses and other current assets of $12.2 million, an increase in expenditures billable to clients of $5.7 million, deferred income taxes of $3.9 million and earnings of non-consolidated affiliates of $0.4 million. This was offset by depreciation, amortization of intangibles, and stock compensation of $16.7 million, adjustments to deferred acquisition consideration of $2.8 million, amortization of deferred finance charges and debt discount of $1.5 million, an increase in advanced billings of $30.5 million, foreign exchange of $15.2 million and an increase in other non-current assets and liabilities of $0.7 million. Discontinued operations attributable to MDC Partners used cash of $1.3 million in the three months ended March 31, 2015.

Cash flow used by continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2014 was $40.0 million. This was attributable to the loss from continuing operations of $7.2 million, an increase in accounts receivable of $55.2 million, a net increase in other non-current assets and liabilities of $12.2 million, an increase in prepaid expenses and other current assets of $9.5 million, a decrease in accounts payable, accruals, and other liabilities of $7.6 million, expenditures billable to clients of $6.2 million, and deferred income taxes of $0.6 million. This was offset in part by an increase in advanced billings of $29.4 million, depreciation and amortization of intangibles and stock based compensation of $14.9 million, amortization of deferred finance charges and debt discount of $0.6 million, adjustments to deferred acquisition consideration of $8.4 million and foreign exchange of $5.1 million. Discontinued operations attributable to MDC Partners provided cash of $0.7 million in the three months ended March 31, 2014.

Investing Activities

Cash flows used in investing activities was $9.1 million for the three months ended March 31, 2015, compared with a cash flow used of $44.7 million in the three months ended March 31, 2014. In the three months ended March 31, 2015, the Company used $1.3 million, net of cash acquired for acquisitions. The Company also used $2.3 million for other investments. These outflows were offset by $0.3 million of profit distributions from affiliates.

In the three months ended March 31, 2015, capital expenditures totaled $5.7 million, of which $5.3 million was incurred by the Strategic Marketing Services segment, $0.3 million was incurred by the Performance Marketing Services segment, and $0.1 million was incurred by corporate. In the three months ended March 31, 2014, capital expenditures totaled $2.5 million of which $1.7 million was incurred by the Strategic Marketing Services segment, $0.3 million was incurred by the Performance Marketing Services segment, and $0.5 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Discontinued operations used cash of $0.2 million and $0.5 million related to capital expenditures for the three months ended March 31, 2015 and March 31, 2014, respectively.

In the three months ended March 31, 2014, the Company used $40.0 million, net of cash acquired for the acquisitions of Kingsdale Partners LP and Luntz Global Partners LLC. In addition, the Company paid $2.1 million for other investments. These outflows were offset by $0.3 million of profit distributions from affiliates.

Financing Activities

During the three months ended March 31, 2015, cash flows provided by financing activities amounted to $26.0 million, and consisted of cash overdrafts of $32.1 million and $19.6 million borrowed under the credit agreement. These inflows were offset by $11.1 million of acquisition related payments, payment of dividends of $10.6 million, distributions to noncontrolling partners of $2.8 million, the purchase of treasury shares for income tax withholding requirements of $0.9 million, and repayments of long term debt of $0.1 million.

During the three months ended March 31, 2014, cash flows used in financing activities amounted to $0.5 million, and consisted primarily $10.7 million of acquisition related payments, payment of dividends of $9.7 million, cash overdrafts of $6.9 million, the purchase of treasury shares for income tax withholding requirements of $3.1 million, $2.3 million of distributions to noncontrolling partners, and repayments of long term debt of $0.1 million, offset by $32.3 million borrowed under the credit agreement.

Total Debt

6.75% Senior Notes Due 2020

On March 20, 2013, the Company entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550 million aggregate principal amount 6.75% Senior Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the nine months ended September 30, 2013, for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bore interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

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

Debt as of March 31, 2015 was $762.3 million, an increase of $19.2 million, compared with $743.1 million outstanding at December 31, 2014. This increase in debt was a result of the Company’s borrowings on the revolving credit agreement. At March 31, 2015, approximately $267.5 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2015, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

March 31, 2015
Total Senior Leverage Ratio	0.1
Maximum per covenant	2.0

Total Leverage Ratio	4.1
Maximum per covenant	5.5

Fixed Charges Ratio	2.4
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$183,587
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at March 31, 2015. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At March 31, 2015, there was $200.8 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2015 to 2023. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2015, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $21.6 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $180.7 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.3 million of the estimated $21.6 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.8 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration (4)	2015	2016	2017	2018	2019 & Thereafter	Total
	($ Millions)
Cash	$2.3	$3.5	$3.9	$5.0	$6.8	$21.5
Shares	—	0.1	—	—	—	0.1
	$2.3	$3.6	$3.9	$5.0	$6.8	$21.6	(1)
Operating income before depreciation and amortization to be received(2)	$3.1	$—	$1.4	$1.3	$—	$5.8
Cumulative operating income before depreciation and amortization(3)	$3.1	$3.1	$4.5	$5.8	$5.8		(5)

(1)
This amount is in addition to put options only exercisable upon termination not within the control of the Company, or death, of $180.7 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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

The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities. In the majority of the Company’s businesses, the Company acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. In certain arrangements, the Company acts as principal and contracts directly with suppliers for third party media and production costs. In these arrangements, revenue is recorded at the gross amount billed. Additional information about our revenue recognition policy appears in Note 2 to the Notes to the Consolidated Financial Statements included herein.

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

New Accounting Pronouncements

In April 2015, the FASB issued Standards Update 2015-03, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning January 1, 2016.

The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued Standards Update 2015-03, Interest - Imputation of Interest. This update amends Topic 835 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of our financial position and disclosures.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with the SEC’s ongoing investigation;

•	risks associated with severe effects of international, national and regional economic conditions;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

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

Investors should carefully consider these risk factors, and the risk factors outlined in more detail in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and (ii) the Company’s 2014 Annual Report on Form 10-K under the caption “Risk Factors”, and in the Company’s other SEC filings.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Debt Instruments:  At March 31, 2015, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $19.6 million borrowings under the Credit Agreement, as of March 31, 2015, a 1.0% increase or decrease in the weighted average interest rate, which was 4.5% at March 31, 2015, would have a $0.2 million interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the Company will incur a $2.1 million impact to its financial statements.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The certifications of our Chief Executive Officer and our Chief Financial Officer that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

Implementation of Additional Procedures

In connection with the matters described in more detail under Part II, Item 1 (Legal Proceedings), the Company has adopted and implemented a series of remedial steps to improve and strengthen the Company’s disclosure and internal controls and procedures regarding travel, entertainment and related expenses. The remedial steps include:

·         Adoption and implementation of a new Private Aircraft Usage Policy and a new Travel & Entertainment Policy.
·         Hiring two (2) new senior executives, including a Senior Vice President, Internal Controls and Compliance and a Director, Compliance & Risk Management. These new senior executives are responsible for managing internal controls, reviewing monthly expense reports and ensuring full compliance with the Company’s new policies.  Both senior executives report to the Company’s independent Audit Committee.
·         Quarterly review and reporting to the Company’s Audit Committee with respect to compliance by the Company’s executive officers with travel and expense reimbursement policies.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

MDC Partners is committed to the highest standards of corporate governance and transparency in its reporting practices. Since October 5, 2014, the Company has been actively cooperating with the production of documents for review by the Securities and Exchange Commission (the “SEC”) pursuant to a Subpoena.  In connection with this production of documents, the Company formed a Special Committee of independent directors to review certain matters relating to the reimbursement of expenses incurred by the CEO, Miles Nadal.  The Special Committee is being advised by Bruch Hanna LLP, as special independent advisor, and by Simpson Thacher & Bartlett LLP, as legal counsel. The Special Committee, through its counsel, received full cooperation from Company management and Board members, reviewed and analyzed thousands of documents, emails and other accounting information, and interviewed several individuals.

The Special Committee completed an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal and Nadal Management Limited during the six-year period from 2009 through 2014.  The review included a detailed analysis of the available back-up documentation supporting such payments, as well as consideration of the Management Services Agreement among Mr. Nadal, Nadal Management Limited and the Company and certain of the Company’s historical practices.  These payments included, among other things, travel and commutation expenses, charitable donations, medical expenses, and certain expenses for which the information was incomplete.

Mr. Nadal cooperated fully with the review.  Following the review, Mr. Nadal agreed to reimburse the Company for perquisites and payments for which the Company sought reimbursement, in the aggregate amount of $8,600,000.  The Company does not expect there will be any impact to its previously issued financial statements as a result of the review.

In addition to this reimbursement, the Special Committee recommended, the Audit Committee has adopted and the Company has adopted and implemented, a series of remedial steps to improve and strengthen the Company’s internal controls and procedures regarding travel, entertainment and related expenses. The remedial steps include:

•	Adoption and implementation of a new Private Aircraft Usage Policy and a new Travel & Entertainment Policy.

•
Hiring two (2) new senior executives, including a Senior Vice President, Internal Controls and Compliance and a Director, Compliance & Risk Management. These new senior executives are responsible for managing internal controls, reviewing monthly expense reports and ensuring full compliance with the Company’s new policies.  Both senior executives report to the Company’s independent Audit Committee.

•	Quarterly review and reporting to the Company’s Audit Committee with respect to compliance by the Company’s executive officers with travel and expense reimbursement policies.

The Subpoena received from the SEC also requested production of documents relating to the Company’s goodwill and certain other accounting practices, as well as information relating to trading in the Company’s securities by third parties.  The Company has been fully cooperating with the SEC and believes that the inquiries are at an early stage.

Item 1A.    Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than the following additional risk factor:

We are the subject of an ongoing SEC investigation, which could divert management’s attention and result in substantial investigation expenses, monetary fines and other possible remedies.

 On October 5, 2014, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”).  In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. See "Item 3 - Legal Proceedings" of this Quarterly Report on Form 10-Q for more information about the subpoena and related matters. The SEC's subpoena requests the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s CEO; (ii) the Company’s goodwill and certain other accounting practices; and (iii) information relating to trading in the Company’s securities by third parties.  The investigation is ongoing and the Company is fully cooperating with the SEC.

 In connection with this production of documents, the Company formed a Special Committee of independent directors to review certain matters relating to the reimbursement of expenses incurred by the CEO.  The Special Committee completed an extensive review of perquisites and payments made by the Company on behalf of the CEO during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses which lacked appropriate substantiation, over a six (6) year period.  Following the review, the CEO agreed to reimburse the Company for the expenses for which the Company sought reimbursement, in an aggregate amount of $8.6 million.

  While the Company believes that this repayment and additional remedial actions implemented by management are an appropriate response to the findings identified by the Special Committee to date, the ultimate outcome of the SEC’s investigation and amount of resources needed to resolve regulatory actions and requests is unpredictable and may remain unknown for a long period of time. The SEC may choose to expand the scope of its investigation or initiate an enforcement action to bring charges against the Company or one or more members of the Company’s management. In addition, the SEC, if an enforcement action is initiated, may impose substantial monetary sanctions. Our exposure under these matters will also include our indemnification obligations, to the extent we have any, to current and former officers and directors against losses incurred in connection these matters, including reimbursement of legal fees. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the SEC investigation. Moreover, adverse publicity associated with regulatory actions and investigations could decrease client demand for our partner agency’s services. As a result, the SEC investigation and any future lawsuits or investigations involving the Company or our officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of the Company’s Class A shares.

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

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer

April 30, 2015

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