Form 10-Q
period 2015-06-30
MDC PARTNERS INC
filed 2015-08-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
(646) 429-1800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer; a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of August 6, 2015 were: 50,639,989 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Services	$336,606	$299,356	$638,828	$574,210
Operating Expenses:
Cost of services sold	225,042	188,875	435,461	370,343
Office and general expenses	53,075	71,436	127,383	142,772
Depreciation and amortization	14,007	9,917	26,307	20,399
	292,124	270,228	589,151	533,514
Operating profit	44,482	29,128	49,677	40,696
Other Income (Expense):
Other, net	4,348	7,564	(13,692)	993
Interest expense and finance charges	(13,288)	(13,882)	(28,384)	(26,641)
Interest income	105	42	224	182
	(8,835)	(6,276)	(41,852)	(25,466)
Income from continuing operations before income taxes and equity in non-consolidated affiliates	35,647	22,852	7,825	15,230
Income tax expense	4,679	3,376	625	3,030
Income from continuing operations before equity in non-consolidated affiliates	30,968	19,476	7,200	12,200
Equity in earnings of non-consolidated affiliates	104	79	455	142
Income from continuing operations	31,072	19,555	7,655	12,342
Income (loss) from discontinued operations attributable to MDC Partners Inc., net of taxes	1,329	(1,336)	(4,965)	(1,607)
Net income	32,401	18,219	2,690	10,735

Net income attributable to the noncontrolling interests	(2,841)	(1,749)	(5,221)	(3,111)

Net income (loss) attributable to MDC Partners Inc.	$29,560	$16,470	$(2,531)	$7,624

Income (loss) Per Common Share
Basic
Income from continuing operations attributable to MDC Partners Inc. common shareholders	$0.57	$0.36	$0.05	$0.19
Discontinued operations attributable to MDC Partners Inc. common shareholders	0.03	(0.03)	(0.10)	(0.03)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.60	$0.33	$(0.05)	$0.16

Diluted
Income from continuing operations attributable to MDC Partners Inc. common shareholders	$0.56	$0.35	$0.05	$0.18
Discontinued operations attributable to MDC Partners Inc. common shareholders	0.03	(0.03)	(0.10)	(0.03)

Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.59	$0.32	$(0.05)	$0.15

Weighted Average Number of Common Shares Outstanding:
Basic	49,859,300	49,546,062	49,807,419	49,442,770
Diluted	50,399,936	50,195,321	50,365,119	50,106,545

Stock based compensation expense is included in the following line items above:
Cost of services sold	$3,950	$2,227	$6,688	$4,754
Office and general expenses	1,364	2,201	3,071	4,042
Total	$5,314	$4,428	$9,759	$8,796
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive Income
Net income	$32,401	$18,219	$2,690	$10,735

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(1,737)	(983)	3,444	759
Other comprehensive income (loss)	(1,737)	(983)	3,444	759
Comprehensive income for the year	30,664	17,236	6,134	11,494
Comprehensive loss attributable to noncontrolling interest	(3,216)	(3,106)	(3,065)	(4,216)
Comprehensive income attributable to MDC Partners Inc.	$27,448	$14,130	$3,069	$7,278
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,851	$113,348
Cash held in trusts	206,098	6,419
Accounts receivable, less allowance for doubtful accounts of $1,246 and $1,409	413,964	355,295
Expenditures billable to clients	46,548	40,202
Other current assets	40,952	36,978
Total Current Assets	742,413	552,242
Fixed assets, at cost, less accumulated depreciation of $102,027 and $95,083	59,206	60,240
Investment in non-consolidated affiliates	10,027	6,110
Goodwill	878,366	851,373
Other intangibles assets, net	83,494	86,121
Deferred tax asset	19,893	18,758
Other assets	55,248	74,046

Total Assets	$1,848,647	$1,648,890
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$303,152	$316,285
Trust liability	206,098	6,419
Accruals and other liabilities	364,331	264,854
Advance billings	156,658	142,608
Current portion of long-term debt	515	534
Current portion of deferred acquisition consideration	106,334	90,804
Total Current Liabilities	1,137,088	821,504
Long-term debt, less current portion	741,780	742,593
Long-term portion of deferred acquisition consideration	114,533	114,564
Other liabilities	45,627	45,861
Deferred tax liabilities	83,402	77,997

Total Liabilities	2,122,430	1,802,519

Redeemable Noncontrolling Interests (Note 2)	148,401	194,951
Commitments, contingencies and guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,864,772 and 49,680,109 shares issued and outstanding in 2015 and 2014	268,849	265,817
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2015 and 2014, each convertible into one Class A share	1	1
Charges in excess of capital	(278,484)	(209,668)
Accumulated deficit	(492,164)	(489,633)
Accumulated other comprehensive loss	(2,152)	(7,752)
MDC Partners Inc. Shareholders' Deficit	(503,950)	(441,235)
Noncontrolling Interests	81,766	92,655
Total Shareholders' Deficit	(422,184)	(348,580)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,848,647	$1,648,890
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,690	$10,735
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(4,965)	(1,607)
Income from continuing operations	7,655	12,342
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Stock-based compensation	9,759	8,796
Depreciation	9,042	7,842
Amortization of intangibles	17,265	12,557
Amortization of deferred finance charges and debt discount	1,135	1,145
Adjustment to deferred acquisition consideration	(9,563)	12,954
Deferred income tax	385	2,165
Earnings of non-consolidated affiliates	(455)	(142)
Other non-current assets and liabilities	4,042	(11,971)
Foreign exchange	12,274	(306)
Changes in working capital:
Accounts receivable	(58,373)	(84,038)
Expenditures billable to clients	(6,415)	(28,634)
Prepaid expenses and other current assets	(10,862)	(6,282)
Accounts payable, accruals and other liabilities	79,539	56,562
Advance billings	14,050	42,265
Cash flows provided by continuing operating activities	69,478	25,255
Discontinued operations	(995)	894
Net cash provided by operating activities	68,483	26,149
Cash flows used in investing activities:
Capital expenditures	(9,504)	(5,700)
Deposits	(3,222)	(6,747)
Acquisitions, net of cash acquired	(21,027)	(41,952)
Proceeds from sale of assets	8	26
Other investments	(4,708)	(3,450)
Profit distributions from non-consolidated affiliates	2,380	637
Cash flows used in continuing investing activities	(36,073)	(57,186)
Discontinued operations	18,070	(1,145)
Net cash used in investing activities	(18,003)	(58,331)
Cash flows used in financing activities:
Proceeds from issuance of 6.75% Notes	—	78,937
Acquisition related payments	(107,042)	(61,358)
Repayment of long-term debt	(269)	(206)
Purchase of shares	(1,497)	(3,541)
Deferred financing costs	—	(1,500)
Distributions to noncontrolling interests	(6,971)	(5,184)
Cash overdrafts	7,829	7,619
Payment of dividends	(21,155)	(18,632)
Other	—	57
Cash flows used in continuing financing activities	(129,105)	(3,808)
Discontinued operations	(40)	(40)
Net cash used in financing activities	(129,145)	(3,848)
Effect of exchange rate changes on cash and cash equivalents	168	(330)
Decrease in cash and cash equivalents	(78,497)	(36,360)
Cash and cash equivalents at beginning of period	113,348	102,007
Cash and cash equivalents at end of period	$34,851	$65,647
Supplemental disclosures:

Cash income taxes paid	$715	$118
Cash interest paid	$25,768	$22,623
Change in cash held in trusts	$199,678	$6,692
Non-cash transactions:
Capital leases	$42	$748
Dividends payable	$1,504	$1,155
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock					Charges in		Accumulated Other	MDC Partners Inc.		Total
	Class A		Class B		Additional	Excess of	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	$—	$(209,668)	$(489,633)	$(7,752)	$(441,235)	$92,655	$(348,580)
Net loss attributable to MDC Partners	—	—	—	—	—	—	(2,531)	—	(2,531)	—	(2,531)
Other Comprehensive income (loss)	—	—	—	—	—	—	—	5,600	5,600	(2,156)	3,444
Issuance of restricted stock	237,764	4,529	—	—	(4,529)	—	—	—	—	—	—
Shares acquired and cancelled	(53,101)	(1,497)	—	—	—	—	—	—	(1,497)	—	(1,497)
Stock-based compensation	—	—	—	—	4,845	—	—	—	4,845	—	4,845
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	(14,650)	—	—	—	(14,650)	—	(14,650)
Changes in noncontrolling interests and redeemable noncontrolling interest from step-up transactions	—	—	—	—	(33,199)	—	—	—	(33,199)	(8,733)	(41,932)
Dividends paid and to be paid	—	—	—	—	(21,283)	—	—	—	(21,283)	—	(21,283)
Transfer to charges in excess of capital	—	—	—	—	68,816	(68,816)	—	—	—	—	—
Balance at June 30, 2015	49,864,772	$268,849	3,755	$1	$—	$(278,484)	$(492,164)	$(2,152)	$(503,950)	$81,766	$(422,184)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)
1.    Basis of Presentation

MDC Partners Inc. (the “Company” or "MDC") has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”) have been condensed or omitted pursuant to these rules.

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

Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, valuation allowances for receivables and deferred tax assets and the reported amounts of revenue and expenses during the reporting period. The estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2015 and December 31, 2014. No clients accounted for 10% of the Company’s revenue for the three and six months ended June 30, 2015 or for the three and six months ended June 30, 2014.

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

Cash in Trust. An MDC subsidiary holds restricted cash in trust accounts related to funds received on behalf of clients.  Such amounts are held in escrow under depositary service agreements and distributed at the direction of the clients.  The funds are presented as a corresponding liability on the balance sheet.

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

Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of June 30, 2015 and December 31, 2014 was $11,865 and $10,196, respectively. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees.

Business Combinations. Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. Consistent with the acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as for certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at estimated value and are remeasured at each reporting period, and changes in estimated value are recorded in results of operations. For the three months ended June 30, 2015 and 2014, $12,741 of income and $4,071 of expense was recognized in operations related to changes in estimated value, respectively. For the six months ended June 30, 2015 and 2014, $10,493 of income and $12,093 of expense, respectively, related to changes in estimated value was recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests is recorded as Redeemable Noncontrolling Interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the

Accounting Standard’s Codification’s guidance on acquisition accounting. For the three months ended June 30, 2015 and 2014, $842 and $984 of acquisition related costs have been charged to operations, respectively. For the six months ended June 30, 2015 and 2014, $1,716 and $2,055, respectively, of acquisition related costs were charged to operations.

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

Redeemable Noncontrolling Interest. The minority interest shareholders of certain subsidiaries have the right to put their ownership interests under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary through the date of exercise, etc., as described in Note 11.

The Company has recorded the value of put options held by noncontrolling interests as mezzanine equity at their current estimated redemption amounts. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put options. The Company accounts for the put options with a charge to income attributable to noncontrolling interests to reflect the excess, if any, of the estimated exercise price over the estimated fair value of the noncontrolling interest shares at the date of the option being exercised. For the three and six months ended June 30, 2015 and 2014, there were no charges to income attributable to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.

The following table presents changes in Redeemable Noncontrolling Interests:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning Balance	$194,951	$148,534
Redemptions	(68,323)	(4,820)
Granted (1)	7,703	13,327
Changes in redemption value	14,650	38,850
Currency Translation Adjustments	(580)	(940)
Ending Balance	$148,401	$194,951

(1) Grants in 2015 consisted of transfers from Noncontrolling Interests related to step-up transactions and new acquisitions.

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

The Company has determined that it is the primary beneficiary because the Company receives a disproportionate share of profits and losses as compared to the Company’s ownership percentage. Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at June 30, 2015 were $148,205 and $112,971, respectively, and at December 31, 2014 were $223,305 and $192,340, respectively.

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 11).

Revenue Recognition. The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification, and accordingly, revenue is generally recognized as services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company follows the Revenue Arrangements with Multiple Deliverables topic of the FASB Accounting Standards Codification issued. This topic addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company also follows the Reporting Revenue Gross as a Principal versus Net as an Agent topic that summarizes the EITF’s views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. The Company also follows the Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred topic, for reimbursements received for out-of-pocket expenses, which summarizes the EITF’s views that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included such reimbursed expenses in revenue.

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

Interest Expense. Interest expense primarily consists of the cost of borrowing on the 6.75% Notes and the Credit Agreement. The Company uses the effective interest method to amortize the deferred financing costs and original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and six months ended June 30, 2015 and 2014, interest expense included $377 and $930, respectively, and $493 and $862, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance for its US net operating losses. During the six months ended June 30, 2015 and 2014, the Company's effective tax rate was substantially lower than the statutory rate due primarily to the utilization of previously fully reserved net operating losses and noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock based compensation.

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

During the six months ended June 30, 2015, the Company issued 71,155 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $1,571 and generally vest on the third anniversary date.

A total of 717,717 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, has been excluded in the Company’s calculation of Class A shares outstanding as of June 30, 2015.

Income (loss) per Common Share.  Basic income (loss) per share is based upon the weighted average number of common shares outstanding during each period, including the “Share capital to be issued” as reflected in Shareholders’ Equity on the balance sheet. Diluted income (loss) per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, warrants, stock appreciation rights, restricted stock units and convertible notes.

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

3.    Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Numerator for basic income per common share - income from continuing operations	$31,072	$19,555	$7,655	$12,342
Net income attributable to the non-controlling interests	(2,841)	(1,749)	(5,221)	(3,111)
Net income from continuing operations attributable to MDC Partners Inc. common shareholders	28,231	17,806	2,434	9,231
Effect of dilutive securities	—	—	—	—
Numerator for diluted income per common share - income attributable to MDC Partners Inc. common shareholders from continuing operations	$28,231	$17,806	$2,434	$9,231
Denominator
Denominator for basic income per common share - weighted average common shares	49,859,300	49,546,062	49,807,419	49,442,770
Effect of dilutive securities	540,636	649,259	557,700	663,775
Denominator for diluted income per common share - adjusted weighted shares and assumed conversions	50,399,936	50,195,321	50,365,119	50,106,545
Basic income per common share from continuing operations	$0.57	$0.36	$0.05	$0.19
Diluted income per common share from continuing operations	$0.56	$0.35	$0.05	$0.18

During the three and six months ended June 30, 2015, options and other rights to purchase 918,074 shares of common stock, which includes 805,574 shares of non-vested restricted stock and restricted stock units, were outstanding and were included in the computation of diluted income per common share.

During the three and six months ended June 30, 2014, options and other rights to purchase 1,118,055 shares of common stock, which includes 1,005,555 shares of non-vested restricted stock, were outstanding and were included in the computation of diluted income per common share.

4.    Acquisitions

MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. The Company’s model of “Perpetual Partnership” often involves acquiring a majority interest rather than a 100% interest and leaving management owners with a significant financial interest in the performance of the acquired entity for a minimum period of time, typically not less than five years. The Company’s acquisition model in this scenario typically provides for (1) an initial payment at the time of closing, (2) additional contingent purchase price payments based on the future performance of the acquired entity (an “earn-out”), and (3) an option by the Company to purchase (and in some instances a requirement to so purchase) the remaining interest of the acquired entity under a predetermined formula.

Earn-outs: These contingent purchase price obligations are generally payable within a five year period following the acquisition date and are based on the achievement of specific thresholds of future earnings, and, in certain cases, the growth rate of the earnings. Contingent purchase price payments are recorded as deferred acquisition consideration on the balance sheet at the discounted acquisition date estimated value and adjusted quarterly through operating income or net interest expense, depending on the nature of the arrangement. See Note 8 for additional information on deferred acquisition consideration.

Options to purchase: When acquiring less than 100% ownership, we may enter into agreements that either give the Company an option to purchase, or may require us to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within our control, the amounts are recorded as noncontrolling interest in the equity section of our balance sheet. Where the incremental purchase may be required of us, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their acquisition date estimated redemption value and adjusted quarterly for changes to their estimated redemption value through additional paid in capital, except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 11 for additional information on redeemable noncontrolling interests.

Employment conditions: From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and six months ended June 30, 2015 and 2014, stock-based compensation included $2,245 and $4,914, respectively, and $2,164 and $4,285, respectively, of expense relating to those payments.

Distributions to minority shareholders: If minority shareholders have the right to receive distributions based on the profitability of an acquired entity, the amount is recorded as income attributable to noncontrolling interests. However, there are circumstances when MDC acquires a majority interest and the selling shareholders waive their right to receive distributions with respect to their retained interest for a period of time, typically not less than five years.  Under this model, the right to receive such distributions typically begins concurrently with the purchase option period and, therefore, if such option is exercised at the first available date the Company may not record any minority interest at all over the entire period from the initial acquisition date through the acquisition date of the remaining interests.

Pro forma financial information has not been presented for 2015 as there were no material acquisitions. During 2015, the Company completed an acquisition and a number of step-up transactions to increase its equity ownership percentage in majority owned entities. Included in the Company's consolidated statement of operations for the three and six months ended June 30, 2015 was revenue of $3,182 and net income of $573, related to the 2015 acquisition.

2015 Acquisitions
Effective May 1, 2015, MDC acquired a majority of the equity interests of Y Media Labs LLC ("Y Media"), such that following the transaction, MDC's effective ownership was 60%. Y Media is in the Company Performance Marketing Services segment. The aggregate purchase price of this acquisition has an estimated present value at acquisition date of $45,096 and consisted of total closing cash payments of $20,000 and additional deferred acquisition payments that will be based on the future financial results of Y Media. These additional deferred payments have an estimated present value at acquisition date of $25,096. An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $11,542, consisting primarily of customer lists, a trade name and covenants not to complete, and goodwill of $38,618, representing the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 5.1 years and will be amortized in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,999 as the present value of redeemable noncontrolling interest. None of the intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

In 2015, the Company acquired incremental equity interests of Sloane & Company LLC (“Sloane"), Anomaly Partners LLC (“Anomaly”), Allison & Partners LLC (“Allison”), Relevent Partners LLC (“Relevent”) and Kenna Communications LP (“Kenna”). Sloane, Anomaly and Allison are all included within the Company’s Strategic Marketing Services segment. Relevent and Kenna are all included within the Company’s Performance Marketing Services segment. In addition, the Company also entered into various non-material transactions with other majority owned entities.

The aggregate purchase price for these transactions has an estimated present value at transaction date of $104,522 and consisted of total closing cash payments of $27,437 and additional deferred acquisition payments that are fixed, based on the future financial results of the underlying businesses. These additional deferred payments have an estimated present at acquisition date of $77,085. The Company reduced redeemable noncontrolling interests by $62,616 and noncontrolling interests by $8,733. The difference between the purchase price and the noncontrolling interests of $33,199 was recorded in additional paid in capital.

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

The aggregate purchase price of these acquisitions has an estimated present value at acquisition date of $151,202 and consisted of total closing cash payments of $67,236, and additional deferred acquisition payments that will be based on the future financial results of the underlying businesses. These additional deferred payments have an estimated present value at acquisition date of $83,966. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $64,733, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $146,806, representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $50,552 as the present value of noncontrolling interest and $13,327 as the present value of redeemable noncontrolling interest. Intangibles and goodwill of $149,232 are tax deductible. In addition, the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the six months ended June 30, were as follows:

Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to MDC Partners Inc.	$29,560	$16,470	$(2,531)	$7,624
Transfers from the noncontrolling Interest:
Decrease in MDC Partners Inc. paid in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(30,282)	(1,440)	(33,199)	(6,238)
Net transfers from noncontrolling interest	$(30,282)	$(1,440)	$(33,199)	$(6,238)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to non controlling interest	$(722)	$15,030	$(35,730)	$1,386

5.    Accruals and Other Liabilities

At June 30, 2015 and December 31, 2014, accruals and other liabilities included accrued media of $266,044 and $168,508, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $4,277 and $6,014, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2014 and six months ended June 30, 2015 were as follows:

Noncontrolling Interests
Balance, December 31, 2013	$5,210
Income attributable to noncontrolling interests	6,890
Distributions made	(6,523)
Other (1)	437
Balance, December 31, 2014	$6,014
Income attributable to noncontrolling interests	5,221
Distributions made	(6,971)
Other (1)	13
Balance, June 30, 2015	$4,277

(1) Other primarily relates to step-up transactions, discontinued operations, and cumulative translation adjustments.

6.    Discontinued Operations

In the fourth quarter of 2014, the Company classified Accent Marketing Services, L.L.C. ("Accent"), which was previously reported in the Performance Marketing Services segment, as discontinued operations. Effective May 31, 2015, the Company completed the sale of Accent for an aggregate selling price of $18,109, net of transaction expenses.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 was the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$11,501	$18,363	$27,025	$36,078

Operating income (loss)	$903	$(1,043)	$(322)	$(1,230)

Other expense	$(683)	$(293)	$(752)	$(377)

Income (loss) on disposal	1,109	—	(3,891)	—

Net income (loss) from discontinued operations attributable to MDC Partners Inc., net of taxes	$1,329	$(1,336)	$(4,965)	$(1,607)

At June 30, 2015, the Company had no assets held for sale. At December 31, 2014, other current assets and other long term assets included assets held for sale of $5,591 and $16,409, respectively.

7.    Debt

The Company's indebtedness was comprised of:

	June 30, 2015	December 31, 2014
Revolving credit agreement	$—	$—
6.75% Senior Notes due 2020	735,000	735,000
Original issue premium	6,427	7,017
	741,427	742,017
Obligations under capital leases	868	1,110
	742,295	743,127

Less current portion:	515	534
	$741,780	$742,593

MDC Financing Agreement and Senior Notes

Issuance of 6.75% Senior Notes

On March 20, 2013, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550,000 aggregate principal amount of 6.75% Senior Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600. The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

On November 15, 2013, the Company issued an additional $110,000 aggregate principal amount of its 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $111,925, which included an original issue premium of $4,125, and underwriter fees of $2,200. The Company used the net proceeds from the offering for general corporate purposes.

 On April 2, 2014, the Company issued an additional $75,000 aggregate principal amount of 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77,452, which included an original issue premium of $3,938, and underwriter fees of $1,500. The Company used the net proceeds from the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under its senior secured revolving credit facility.

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

The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision.

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

Effective October 23, 2014, MDC and its subsidiaries entered into an amendment to its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.

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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At June 30, 2015, there were no borrowings under the Credit Agreement.

At June 30, 2015, the Company had issued $5,051 of undrawn outstanding Letters of Credit.

At June 30, 2015 and December 31, 2014, accounts payable included $64,318 and $72,147 of outstanding checks, respectively.

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

The following tables present certain information for our financial liabilities that is disclosed at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Level 1		Level 1
	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$741,427	$735,000	$742,017	$751,538

Our long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
	2015	2014
Beginning Balance of contingent payments	$172,227	$151,848
Payments	(63,627)	(61,441)
Grants (1)	100,192	68,642
Redemption value adjustments (2)	(8,003)	20,816
Transfers to (from) fixed payments	—	(5,146)
Foreign translation adjustment	(2,149)	(2,492)
Ending Balance of contingent payments	$198,640	$172,227

(1) Grants are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(2) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock based compensation charges relating to acquisition payments that are tied to continued employment.

In addition to the above amounts, there are fixed payments of $22,227 and $33,141 for total deferred acquisition consideration of $220,867 and $205,368, which reconciles to the consolidated financial statements at June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015 and December 31, 2014, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

9.    Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other income (expense)	$(12)	$400	$478	$381
Foreign currency gain (loss)	4,360	7,164	(14,170)	612
	$4,348	$7,564	$(13,692)	$993

10.    Segment Information

The Company’s segment reporting is consistent with the current manner of how the Chief Operating Decision Maker (“CODM”) and the Board of Directors view the business. The Company is focused on expanding its capabilities in order to position the Company for future business development efforts and revenue growth.

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

The Company reports in one reportable Strategic Marketing Services segment plus two “other” segments, Performance Marketing Services and Corporate. The segments are as follows:

•
The Strategic Marketing Services segment consists of integrated marketing consulting services firms that offer a full complement of marketing, activation and consulting services including advertising and media, marketing communications including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing, and sales promotion. Each of the entities within the Strategic Marketing Services segment share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

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

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in these notes to the consolidated financial statements. The Company continues to evaluate its Corporate Group and the services provided by the Corporate Group to the operating segments.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended June 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$270,091	$66,515	$—	$336,606

Cost of services sold	181,231	43,811	—	225,042

Office and general expenses	48,934	655	3,486	53,075

Depreciation and amortization	6,492	5,790	1,725	14,007

Operating profit (loss)	33,434	16,259	(5,211)	44,482

Other income (expense):
Other income, net				4,348
Interest expense and finance charges, net				(13,183)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				35,647
Income tax expense				4,679

Income from continuing operations before equity in non-consolidated affiliates				30,968
Equity in earnings of non-consolidated affiliates				104

Income from continuing operations				31,072

Income from discontinued operations attributable to MDC Partners Inc., net of taxes				1,329

Net income				32,401

Net income attributable to the noncontrolling interests	(2,754)	(87)	—	(2,841)
Net income attributable to MDC Partners Inc.				$29,560

Stock based compensation	$4,087	$838	$389	$5,314

Supplemental Segment Information:

Capital expenditures	$3,229	$424	$195	$3,848

Three Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$230,117	$69,239	$—	$299,356

Cost of services sold	145,679	43,196	—	188,875

Office and general expenses	43,352	15,971	12,113	71,436

Depreciation and amortization	5,139	4,345	433	9,917

Operating profit (loss)	35,947	5,727	(12,546)	29,128

Other income (expense):
Other income, net				7,564
Interest expense, net				(13,840)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				22,852
Income tax expense				3,376

Income from continuing operations before equity in non-consolidated affiliates				19,476
Equity in earnings of non-consolidated affiliates				79

Income from continuing operations				19,555

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,336)

Net income				18,219

Net income attributable to the non-controlling interests	(1,860)	111	—	(1,749)
Net income attributable to MDC Partners Inc.				$16,470

Stock based compensation	$2,112	$930	$1,386	$4,428

Supplemental Segment Information:

Capital expenditures	$2,393	$546	$265	$3,204

Six Months Ended June 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$510,527	$128,301	$—	$638,828

Cost of services sold	347,257	88,204	—	435,461

Office and general expenses	98,090	11,809	17,484	127,383

Depreciation and amortization	12,915	11,220	2,172	26,307

Operating profit (loss)	52,265	17,068	(19,656)	49,677

Other income (expense):
Other expense, net				(13,692)
Interest expense, net				(28,160)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				7,825
Income tax expense				625

Income from continuing operations before equity in non-consolidated affiliates				7,200
Equity in earnings of non-consolidated affiliates				455

Income from continuing operations				7,655

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(4,965)

Net income				2,690

Net income attributable to the non-controlling interests	(5,047)	(174)	—	(5,221)
Net loss attributable to MDC Partners Inc.				$(2,531)

Stock based compensation	$6,611	$1,959	$1,189	$9,759

Supplemental Segment Information:

Capital expenditures	$8,559	$682	$263	$9,504

Goodwill and intangibles	$552,222	$409,638	$—	$961,860

Total Assets	$901,423	$756,535	$190,689	$1,848,647

Six Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$444,921	$129,289	$—	$574,210

Cost of services sold	286,239	84,104	—	370,343

Office and general expenses	88,398	32,286	22,088	142,772

Depreciation and amortization	10,287	9,177	935	20,399

Operating profit (loss)	59,997	3,722	(23,023)	40,696

Other income (expense):
Other income, net				993
Interest expense, net				(26,459)

Income from continuing operations before income taxes, equity in affiliates				15,230
Income tax expense				3,030

Income from continuing operations before equity in affiliates				12,200
Equity in earnings of non-consolidated affiliates				142

Income from continuing operations				12,342

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,607)

Net income				10,735

Net income attributable to the noncontrolling interests	(3,250)	139	—	(3,111)
Net income attributable to MDC Partners Inc.				$7,624

Stock based compensation	$4,251	$2,207	$2,338	$8,796

Supplemental Segment Information:

Capital expenditures	$4,095	$799	$806	$5,700

Goodwill and intangibles	$516,815	$434,669	$—	$951,484

Total Assets	$876,251	$605,315	$203,452	$1,685,018

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2015	$271,375	$35,432	$29,799	$336,606
2014	$243,128	$39,028	$17,200	$299,356
Six Months Ended June 30,
2015	$523,392	$65,258	$50,178	$638,828
2014	$471,962	$69,941	$32,307	$574,210

11.    Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Put Options. Owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2015 to 2022. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2015, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15,654 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $112 by the issuance of share capital. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $132,747 only upon termination of such owner’s employment with the applicable subsidiary or death. Included in redeemable noncontrolling interests at June 30, 2015 was $148,401 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the six months ended June 30, 2015 and 2014, these operations did not incur any costs related to damages resulting from hurricanes.

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

Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations of the Company, except as set forth below under "Part II Other Information Item 1 Legal Proceedings" and under - "Item 1A Risk Factors" of this Quarterly Report on Form 10-Q in connection with the SEC investigation.

Commitments.   At June 30, 2015, the Company had issued $5,051 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $6,894.

12.    New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning January 1, 2016. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest. This update amends Topic 835 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of its financial position and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning January 1, 2018. The Company is currently assessing the impact and choice of transition method.
13.    Subsequent Events and Other

SEC Investigation Update
Following the completion by the Special Committee of the Board of Directors (the "Special Committee") of its review of perquisites and payments made by the Company for the benefit of Miles Nadal and Nadal Management Limited, and in connection with the SEC's ongoing investigation of the Company, the Special Committee and its counsel recently identified additional expenses that were improperly paid to an entity controlled by Mr. Nadal. Mr. Nadal has agreed to repay $1,877 to the Company in connection with these and other recently identified expenses, in four equal installments, with the last to be paid on November 30, 2015. This amount is in addition to $8,600 of perquisites and payments previously identified by the Special Committee and fully repaid by Mr. Nadal in April and May 2015. In addition, Mr. Nadal agreed to repay to the Company $10,582 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017. At June 30, 2015, these bonus awards were included in the Company's balance sheet in other current assets and in other assets since they are subject to retention agreements. The SEC investigation of these expenses and related matters remains ongoing. For the three and six months ended June 30, 2015, the Company has incurred $3,882 and $9,644, respectively, of expenses relating to the ongoing SEC investigation.
      The $8,600 repayment was recorded as a reduction to office and general expenses on the Company’s Statement of Operations for the three months ended June 30, 2015.
The Company expects to record a charge of approximately $6,000 in the third quarter for the balance of prior cash bonus award amounts that will not be recovered in excess of the $10,582 repayment. The Company will record income in the third quarter relating to the additional $1,877 to be repaid by Mr. Nadal.
Acquisition of outstanding interests in majority owned subsidiary
On August 6, 2015, the Company acquired the remaining outstanding equity interest in 72andSunny Partners LLC, an existing subsidiary of the Company (“72andSunny”).  72andSunny, included within the Company’s Strategic Marketing Services segment since 2010, is a full service advertising agency that conceives and executes integrated campaigns across all media for top global brands.  Pursuant to the transaction, the management owners have extended their employment terms and will retain a significant financial interest in the agency’s performance.

The related deferred acquisition payments, which are contingent on the future financial results of 72andSunny through 2021, will be estimated and recorded on the Company’s balance sheet for the period ending September 30, 2015 together with a corresponding reduction to redeemable noncontrolling interests and changes to paid in capital. A certain portion of the consideration is contingent on employment and will be recorded as stock-based compensation over the retention period.
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

Website Access to Company Reports
MDC Partners Inc.’s internet website address is www.mdc-partners.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report on Form 10-Q. From time to time, the Company may use its website as a channel of distribution of material company information.
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

The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2015 and 2014 and the financial condition of the Company as of June 30, 2015. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2014 as reported on Form 10-K. All amounts are in dollars unless otherwise stated.

Executive Summary

The Company’s objective is to create shareholder value by building and acquiring market-leading subsidiaries and affiliates that deliver innovative, value-added marketing communications and strategic consulting services to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.

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

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there is one reportable operating segment, the Strategic Marketing Services and an other segment, the Performance Marking Services. In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial, human resources and legal functions. Through our operating “partners,” MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the world.

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

Certain Factors Affecting Our Business

Overall Factors Affecting our Business and Results of Operations. The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are clients’ desire to change marketing communication firms and the creative product our firms are offering. A client may choose to change marketing communication firms for any number of reasons, including a change in top management and the desire of new management to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Lastly, a client may change firms if the agency’s campaign or work product is not providing results, and such client feels that a change is necessary in order to generate additional revenue.

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

Results of Operations:
Three Months Ended June 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$270,091	$66,515	$—	$336,606

Cost of services sold	181,231	43,811	—	225,042

Office and general expenses	48,934	655	3,486	53,075

Depreciation and amortization	6,492	5,790	1,725	14,007

Operating profit (loss)	33,434	16,259	(5,211)	44,482

Other income (expense):
Other income, net				4,348
Interest expense and finance charges, net				(13,183)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				35,647
Income tax expense				4,679

Income from continuing operations before equity in non-consolidated affiliates				30,968
Equity in earnings of non-consolidated affiliates				104

Income from continuing operations				31,072

Income from discontinued operations attributable to MDC Partners Inc., net of taxes				1,329

Net income				32,401

Net income attributable to the noncontrolling interests	(2,754)	(87)	—	(2,841)
Net income attributable to MDC Partners Inc.				$29,560

Stock based compensation	$4,087	$838	$389	$5,314

Three Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$230,117	$69,239	$—	$299,356

Cost of services sold	145,679	43,196	—	188,875

Office and general expenses	43,352	15,971	12,113	71,436

Depreciation and amortization	5,139	4,345	433	9,917

Operating profit (loss)	35,947	5,727	(12,546)	29,128

Other income (expense):
Other income, net				7,564
Interest expense, net				(13,840)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				22,852
Income tax expense				3,376

Income from continuing operations before equity in non-consolidated affiliates				19,476
Equity in earnings of non-consolidated affiliates				79

Income from continuing operations				19,555

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,336)

Net income				18,219

Net income attributable to the non-controlling interests	(1,860)	111	—	(1,749)
Net income attributable to MDC Partners Inc.				$16,470

Stock based compensation	$2,112	$930	$1,386	$4,428

Six Months Ended June 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$510,527	$128,301	$—	$638,828

Cost of services sold	347,257	88,204	—	435,461

Office and general expenses	98,090	11,809	17,484	127,383

Depreciation and amortization	12,915	11,220	2,172	26,307

Operating profit (loss)	52,265	17,068	(19,656)	49,677

Other income (expense):
Other expense, net				(13,692)
Interest expense, net				(28,160)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				7,825
Income tax expense				625

Income from continuing operations before equity in non-consolidated affiliates				7,200
Equity in earnings of non-consolidated affiliates				455

Income from continuing operations				7,655

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(4,965)

Net income				2,690

Net income attributable to the non-controlling interests	(5,047)	(174)	—	(5,221)
Net loss attributable to MDC Partners Inc.				$(2,531)

Stock based compensation	$6,611	$1,959	$1,189	$9,759

Six Months Ended June 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$444,921	$129,289	$—	$574,210

Cost of services sold	286,239	84,104	—	370,343

Office and general expenses	88,398	32,286	22,088	142,772

Depreciation and amortization	10,287	9,177	935	20,399

Operating profit (loss)	59,997	3,722	(23,023)	40,696

Other income (expense):
Other income, net				993
Interest expense, net				(26,459)

Income from continuing operations before income taxes, equity in affiliates				15,230
Income tax expense				3,030

Income from continuing operations before equity in affiliates				12,200
Equity in earnings of non-consolidated affiliates				142

Income from continuing operations				12,342

Loss from discontinuing operations attributable to MDC Partners Inc., net of taxes				(1,607)

Net income				10,735

Net income attributable to the noncontrolling interests	(3,250)	139	—	(3,111)
Net income attributable to MDC Partners Inc.				$7,624

Stock based compensation	$4,251	$2,207	$2,338	$8,796

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Revenue was $336.6 million for the quarter ended June 30, 2015, representing an increase of $37.3 million, or 12.4%, compared to revenue of $299.4 million for the quarter ended June 30, 2014. This revenue increase was driven by organic growth of $24.8 million, or 8.3% and acquisition growth of $19.7 million or 6.6%. A strengthening of the US Dollar, primarily versus the Canadian dollar during the quarter ended June 30, 2015, resulted in decreased revenues of $7.2 million.

The operating profit for the quarter ended June 30, 2015 was $44.5 million, compared to operating profit of $29.1 million for the quarter ended June 30, 2014. The increase in operating profit was primarily the result of an increase in operating profit of $10.5 million in the Performance Marketing Services segment and a decrease in corporate expenses of $7.3 million, offset by a decrease in operating profit of $2.5 million in the Strategic Marketing Services segment.

Income from continuing operations for the second quarter of 2015 was $31.1 million, compared to $19.6 million for the second quarter ended June 30, 2014. This increase of $11.5 million was primarily the result of an increase in operating profit of $15.4 million and a decrease in interest expense, net of $0.7 million. These changes were offset by a decrease in other income, net of $3.2 million, of which $2.8 million is related to foreign exchange, and an increase in income tax expense of $1.3 million.

Marketing Communications Group

Revenues in the second quarter of 2015 attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $336.6 million compared to $299.4 million in the second quarter of 2014, representing a year-over-year increase of 12.4%.

The components of the increase in revenue in 2015 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended June 30, 2014	$299,356
Organic	24,807	8.3%
Acquisitions	19,685	6.6%
Foreign exchange impact	(7,242)	(2.4)%
Quarter ended June 30, 2015	$336,606	12.4%

The geographic mix in revenues was consistent between the second quarter of 2015 and 2014 and is demonstrated in the following table:

	2015	2014
US	81%	81%
Canada	10%	13%
Other	9%	6%

The operating profit of the Marketing Communications Group increased from $41.7 million in the second quarter of 2014, to $49.7 million in the second quarter of 2015. Operating margins increased by 0.8% and were 14.7% for 2015, compared to 13.9% for 2014. The increase in operating profit and in operating margin was primarily due to increases in revenue and decreases in office and general expense, offset by increases in total staff costs, direct costs (excluding staff costs) and depreciation and amortization. Office and general expenses decreased as a percentage of revenue from 19.8% in 2014 to 14.7% in 2015. This decrease was primarily due to a decrease of $16.8 million in expense relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs. Total staff costs increased as a percentage of revenue from 55.3% to 57.1%. This increase was primarily due to timing of revenue recognized in the second quarter of 2015 compared to the fourth quarter of 2014 run rate of staff cost. Direct costs increased as a percentage of revenues from 13.9% in 2014, to 15.7% in 2015, as there were increased pass-through costs incurred on the clients' behalf during the second quarter of 2015 where the Company was acting as principal versus agent for certain client contracts. Depreciation and amortization increased from 3.2% in 2014 to 3.7% in 2015, due primarily to amortization expense relating to acquisitions completed throughout 2014 and 2015.

Strategic Marketing Services

Revenues attributable to the Strategic Marketing Services segment in the second quarter of 2015 were $270.1 million, compared to $230.1 million in the second quarter of 2014. The year-over-year increase of $40.0 million or 17.4% was attributable primarily to organic growth of 11.5% as a result of net new business wins and acquisition growth of 8.1%. A strengthening of the US dollar versus the Canadian dollar in 2015 compared to 2014 resulted in a 2.2% decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $2.5 million from $35.9 million in the second quarter of 2014 to $33.4 million in the second quarter of 2015. Operating margins decreased from 15.6% in the second quarter of 2014 to 12.4% in the second quarter of 2015. The decrease in operating profit and operating margins was primarily due to increased direct costs (excluding staff costs), staff costs and depreciation and amortization expense offset by the increase in revenue. Direct costs increased from 10.3% in 2014 to 14.0% in 2015 due to increased pass-through costs incurred on the clients' behalf during the second quarter of 2015 where the Company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 58.4% in 2014 to 59.2% in 2015. This increase was primarily due to timing of revenue recognized in the second quarter of 2015. Depreciation and amortization increased from 2.2% in 2014 to 2.4% in 2015, due primarily to amortization expenses related to the 2014 acquisitions. Office and general expense decreased from 18.8% in 2014 to 18.1% in 2015. This was primarily due to a decrease of $3.2 million in expenses related to deferred acquisition consideration and increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $66.5 million for the second quarter of 2015, a decrease of $2.7 million, or 3.9% compared to $69.2 million in the second quarter of 2014. The year over year decrease was attributed primarily to an organic revenue decline of 2.5% due to timing of when client projects and events will be executed, offset by acquisition growth of 1.6%. In addition, a strengthening of the US dollar versus the Canadian dollar in 2015 compared to 2014 resulted in a decrease in revenues of 3.0% from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $10.5 million, from $5.7 million in the second quarter of 2014 to $16.3 million in the second quarter of 2015. Operating margins increased from 8.3% in the second quarter of 2014 to 24.5% in the second quarter of 2015. The increase in operating profits and operating margins was primarily due to decreased office and general expenses and decreased direct costs (excluding staff costs). These decreases were offset by decreases in revenue and increases in total staff costs and depreciation and amortization. Office and general costs decreased from 23.1% in 2014 to 1.0% in 2015. The decrease was due to a decrease of $13.5 million in expense relating to estimated deferred acquisition consideration. Direct costs decreased from 25.9% in 2014 to 22.4% in 2015 as there were decreased pass-through costs incurred on the clients' behalf during the second quarter of 2015 where the Company was acting as principal versus agent for certain client contracts. Total staff costs as a percentage of revenue increased from 44.8% in 2014 to 48.5% in 2015. Staff costs increased by $1.2 million for the quarter ended 2014 to the quarter ended 2015. The increase in staff costs as a percentage of revenue was primarily due to the decrease in revenue. Depreciation and amortization increased from 6.3% in 2014 to 8.7% in 2015 due primarily to amortization expense relating to acquisitions completed in 2015.

Corporate

Operating costs related to the Company’s corporate operations decreased $7.3 million to $5.2 million in the second quarter of 2015, from $12.5 million in the second quarter of 2014. This decrease in 2015 was primarily related to the perquisite reimbursement of $8.6 million from the former CEO, offset by increased legal fees of $3.9 million related to the ongoing SEC inquiry. In addition, there were decreases of $1.8 million in compensation and related costs, reductions in travel and entertainment of $1.0 million and reductions of $0.8 million in advertising and promotional costs. These decreases were offset in part by increases in various other administrative expenses of $0.4 million and depreciation and amortization expense of $1.3 million.

Other income, Net

Other income decreased to $4.3 million in the second quarter of 2015 compared to $7.6 million in the second quarter of 2014. The decrease was primarily related to an unrealized foreign exchange losses. Specifically, these unrealized gains and losses were due primarily to the fluctuation in the US dollar during 2015 and 2014 compared to the Canadian dollar primarily on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the second quarter of 2015 was $13.2 million, a decrease of $0.6 million over the $13.8 million of net interest expense incurred during the second quarter of 2014.

Income Taxes

Income tax expense was $4.7 million the second quarter of 2015, compared to expense of $3.4 million for the second quarter of 2014. The Company’s effective tax rate in 2015 and in 2014 was substantially lower than the statutory rate due primarily to the utilization of previously fully reserved net operating losses and noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had nominal income in both 2014 and 2015.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.8 million for the second quarter of 2015, an increase of $1.1 million from the $1.7 million of noncontrolling interest expense incurred during the second quarter of 2014, primarily due to the Company’s increase in profitability of certain entities within the Strategic Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The income from discontinued operations was $1.3 million for the second quarter of 2015, and a loss of $1.3 million for the second quarter of 2014.

Net Income attributable to MDC Partners Inc.

As a result of the foregoing, the net income attributable to MDC Partners Inc. recorded for the second quarter of 2015 was $29.6 million, or $0.59 per diluted share. This amount is compared to a net income attributable to MDC Partners Inc. of $16.5 million or $0.32 per diluted share reported for the second quarter of 2014.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Revenue was $638.8 million for the six months ended June 30, 2015, representing an increase of $64.6 million, or 11.3%, compared to revenue of $574.2 million for the six months ended June 30, 2014. This revenue increase related primarily to organic growth of $44.7 million or 7.8%, as a result of net new business wins and acquisition growth of $32.9 million or 5.7%. A strengthening of the US Dollar, primarily versus the Canadian dollar during the six months ended June 30, 2015, resulted in decreased revenues of $13.0 million or 2.2%.

The operating profit for the six months ended June 30, 2015 was $49.7 million, compared to operating profit of $40.7 million for the six months ended June 30, 2014. The increase in operating profit was primarily the result of an increase in operating profit of $13.3 million in the Performance Marketing Services segment and a decrease in corporate expenses of $3.4 million, offset by a decrease in operating profit of $7.7 million in the Strategic Marketing Services segment.

Income from continuing operations for the six months ended June 30, 2015 was $7.7 million, compared to $12.3 million for the six months ended June 30, 2014. This decrease of $4.7 million was primarily the result of an increase in other expense, net of $14.7 million related to an increase of $14.8 million in unrealized foreign exchange loss, and an increase in interest expense, net of $1.7 million. These amounts were offset by an increase in operating profit of $8.9 million, a decrease in income tax expense of $2.4 million and an increase in equity in earnings of non-consolidated affiliates of $0.3 million.

Marketing Communications Group

Revenues in the six months of 2015 attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $638.8 million, compared to $574.2 million in the six months of 2014, representing a year-over-year increase of 11.3%.

The components of the increase in revenue in 2015 are shown in the following table:

	Revenue
	$ 000’s	%
Six months ended June 30, 2014	$574,210
Organic	44,736	7.8%
Acquisitions	32,870	5.7%
Foreign exchange impact	(12,988)	(2.2)%
Six months ended June 30, 2015	$638,828	11.3%

The geographic mix in revenues was consistent between the six months of 2015 and 2014 and is demonstrated in the following table:

	2015	2014
US	82%	82%
Canada	10%	12%
Other	8%	6%

The operating profit of the Marketing Communications Group increased by $5.6 million to $69.3 million in 2015 from $63.7 million in 2014. Operating margins remained consistent at approximately 11% for the six months of 2014 and 2015. The increase in operating profit was primarily due to the increases in revenue and decreases in office and general expenses, offset by increases in staff costs, direct costs (excluding staff costs) and depreciation and amortization. Office and general expenses decreased as a percentage of revenue from 21.0% in 2014 to 17.2% in 2015.  This decrease was primarily due to a decrease of $22.6 million in expense relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs. Total staff costs increased as a percentage of revenue from 56.7% in 2014 to 59.0% in 2015. This increase was primarily due to timing of revenue recognized in 2015. Direct costs increased as a percentage of revenues from 14.2% in 2014, to 15.3% in 2015. Direct costs increased as there were increased pass-through costs incurred on the clients’ behalf during the first six months of 2015 where the Company was acting as principal versus agent for certain client contracts. Depreciation and amortization as a percentage of revenue increased from 3.4% in 2014 to 3.8% in 2015 primarily due to amortization expense relating to acquisitions completed throughout 2014 and 2015.

Strategic Marketing Services

Revenues attributable to the Strategic Marketing Services segment in the six months of 2015 were $510.5 million, compared to $444.9 million in the six months of 2014. The year-over-year increase of $65.6 million or 14.7% was attributable primarily to organic growth of $44.9 million or 10.1% as a result of net new business wins and acquisition growth of $30.4 million or 6.8%. A strengthening of the US dollar versus the Canadian dollar in 2015 compared to 2014 resulted in a 2.2% decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services decreased by $7.7 million from $60.0 million in the six months of 2014 to $52.3 million in the six months of 2015. Operating margins decreased from 13.5% in the six months of 2014 to 10.2% in the six months of 2015. The decrease in operating profit and margins was primarily due to increases in total staff costs, direct costs (excluding staff and labor), and depreciation and amortization, offset by increases in revenue and decreases in total office and general expenses. Total staff costs increased as a percentage of revenue from 59.7% in the six months of 2014 to 61.3% in the six months of 2015. This increase was primarily due to timing of revenue recognized in the first six months of 2015 compared to the fourth quarter 2014 run rate of staff cost. Direct costs increased as a percentage of revenue from 10.3% in 2014 to 13.0% in 2015. Direct costs increased as there were increased pass-through costs incurred on clients' behalf during the first six months of 2015. Depreciation and amortization as a percentage of revenue increased from 2.3% in 2014 to 2.5% in 2015 due primarily to amortization expense relating to acquisitions completed throughout 2014. Office and general expenses decreased as a percentage of revenue from 19.9% in the six months of 2014 to 19.2% in the six months of 2015. The decrease was due primarily to a decrease of $6.3 million in expense relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $128.3 million for the six months of 2015, a decrease of $1.0 million, or 0.8% compared to $129.3 million in the six months of 2014. The year over year decrease was attributed primarily to a decrease in revenues of 2.6% from foreign exchange and organic revenue decline of 0.1%, offset by acquisition growth of 1.9%. The strengthening of the US dollar versus the Canadian dollar in 2015 compared to 2014, resulted in the decrease in revenues from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $13.3 million from operating profit of $3.7 million in the first six months of 2014 to $17.1 million in the first six months of 2015. Operating margins increased from 2.9% in the first six months of 2014 to 13.3% in the first six months of 2015. This increase in operating profit and operating margins was due to decreases in office and general expenses and direct costs (excluding staff costs) offset by increases in total staff costs and depreciation and amortization. Office and general costs decreased from 25.0% in 2014 to 9.2% in 2015. The decrease was due to a decrease of $16.4 million in expense relating to estimated deferred acquisition consideration. Direct costs decreased as a percentage of revenue from 27.6% in the first six months of 2014 to 24.3% in 2015. Direct costs decreased as there were less pass-through costs incurred on client's behalf during the first six months of 2015. Total staff costs increased as a percentage of revenue from 46.2% in 2014 to 50.0% in 2015. Staff costs increased by $4.3 million from 2014 to 2015. The increase in staff costs as a percentage of revenue was primarily due to the decrease in revenue. Depreciation and amortization increased from 7.1% in 2014 to 8.7% in 2015 due primarily to amortization expense relating to acquisitions completed in 2014 and 2015.

Corporate

Operating costs related to the Company’s Corporate operations decreased $3.3 million to $19.7 million in the six months of 2015 from $23.0 million in the six months of 2014. This decrease was primarily related to the $8.6 million perquisite repayment from the Company's former CEO offset by $9.6 million of legal fees related to the ongoing SEC inquiry. In addition, there were additional declines in compensation related costs of $2.5 million, reductions in travel and entertainment of $1.7 million, and reductions of advertising and promotional expenses of $1.6 million. These declines were offset by increases in various other administrative expenses of $0.3 million and $1.2 million in depreciation and amortization, respectively.

Other income (expense), Net

Other income (expense) decreased to an expense of $13.7 million in the six months of 2015 compared to income of $1.0 million in the six months of 2014. The decrease in other income was primarily related to an unrealized foreign exchange gain of $0.6 million in 2014 compared to an unrealized foreign exchange loss of $14.2 million in 2015. Specifically, these unrealized losses were due primarily to the fluctuation in the US dollar during 2015 and 2014, compared to the Canadian dollar, on the Company’s US dollar denominated intercompany balances with its Canadian subsidiaries. Additionally, in 2015, the Company had other income of $0.5 million compared to $0.4 million in 2014.

Net Interest Expense

Net interest expense for the six months of 2015 was $28.2 million, an increase of $1.7 million over the $26.5 million of net interest expense incurred during the six months of 2014. The increase in interest expense in 2015 was due to the issuance of the additional $75 million in principal amount of 6.75% Notes in April 2014.

Income Taxes

Income tax expense was $0.6 million for the six months of 2015 compared to a benefit of $3.0 million for the six months of 2014. The Company’s effective tax rate in 2015 and 2014 was substantially lower than the statutory rate due primarily to the utilization of previously fully reserved net operating losses and noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had income of $0.5 million in the first six months of 2015 compared to $0.1 million in the first six months of 2014.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $5.2 million for the six months of 2015, an increase of $2.1 million from the $3.1 million of noncontrolling interest expense incurred during the six months of 2014, primarily due to the Company’s increases in profitability of certain entities within the Strategic Marketing Services segment and Performance Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

Loss from discontinued operations was $5.0 million for the six months of 2015, compared to $1.6 million for the six months of 2014. The increase in loss from discontinued operations resulted from the 2014 strategic decision to sell the net assets of the Company's Accent operations.

Net income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the six months of 2015 was a loss of $2.5 million, or a loss of $0.05 per diluted share.  This amount compares to net income attributable to MDC Partners Inc. of $7.6 million, or of $0.15 per diluted share, reported for the six months of 2014.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2015	As of and for the six months ended June 30, 2014	As of and for the year ended December 31, 2014
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$34,851	$65,647	$113,348
Working capital (deficit)	$(394,675)	$(228,920)	$(269,262)
Cash from (used in) operations	$68,483	$26,149	$133,942
Cash from (used in) investing	$(18,003)	$(58,331)	$(99,686)
Cash from (used in) financing	$(129,145)	$(3,848)	$(15,428)
Long-term debt to total equity ratio	(1.76)	(2.95)	(2.13)
Fixed charge coverage ratio	1.22	1.46	1.23

It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At June 30, 2015, the Company had a working capital deficit of $394.7 million compared to a deficit of $269.3 million at December 31, 2014. The increase in the working capital deficit was primarily due to seasonal shifts in the amounts collected from clients, and paid to suppliers, primarily media outlets. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2015, $4.3 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

 The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flows provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2015 was $69.5 million. This was attributable to income from continuing operations of $7.7 million, an increase in accounts payable, accruals, and other liabilities of $79.5 million, depreciation, amortization of intangibles, and stock compensation of $36.1 million, amortization of deferred finance charges and debt discount of $1.1 million, an increase in advanced billings of $14.1 million, a net decrease in other non-current assets and liabilities of $4.0 million, foreign exchange of $12.3 million, and deferred income taxes of $0.4 million. The increase in accounts payable, accruals, and other liabilities was primarily due to the timing of collection of related media payments. This was offset by an increase in accounts receivable of $58.4 million, adjustments to deferred acquisition consideration of $9.6 million, an increase in expenditures billable to clients of $6.4 million, an increase in prepaid expenses and other current assets of $10.9 million, and earnings of non-consolidated affiliates of $0.5 million. Discontinued operations attributable to MDC Partners used cash of $1.0 million in the six months ended June 30, 2015.

Cash flows provided by continuing operations, including changes in non-cash working capital, for the six months ended June 30, 2014 was $25.3 million. This was attributable to income from continuing operations of $12.3 million, depreciation and amortization of intangibles and stock based compensation of $29.2 million, amortization of deferred finance charges and debt discount of $1.1 million, adjustments to deferred acquisition consideration of $13.0 million, an increase in accounts payable, accruals, and other liabilities of $56.6 million, an increase in advanced billings of $42.3 million, and deferred income taxes of $2.2 million. This was offset by an increase in accounts receivable of $84.0 million, expenditures billable to clients of $28.6 million, a net increase in other non-current assets and liabilities of $12.0 million, an increase in prepaid expenses and other current assets of $6.3 million, and foreign exchange of $0.3 million. Discontinued operations attributable to MDC Partners provided cash of $0.9 million in the six months ended June 30, 2014.

Investing Activities

Cash flows used in investing activities was $18.0 million for the six months ended June 30, 2015, compared with cash flows used of $58.3 million in the six months ended June 30, 2014. In the six months ended June 30, 2015, the Company used $21.0 million, net of cash acquired for acquisitions. The Company also used $4.7 million for other investments. These outflows were offset by $2.4 million of profit distributions from affiliates.

In the six months ended June 30, 2015, capital expenditures totaled $9.5 million, of which $8.6 million was incurred by the Strategic Marketing Services segment, $0.7 million was incurred by the Performance Marketing Services segment, and $0.3 million was incurred by corporate. In the six months ended June 30, 2014, capital expenditures totaled $5.7 million of which $4.1 million was incurred by the Strategic Marketing Services segment, $0.8 million was incurred by the Performance Marketing Services segment, and $0.8 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. For the six months ended June 30, 2015, discontinued operations provided cash of $18.1 million, of which $18.3 million related to proceeds from the sale of the Company's Accent operations. For the six months ended June 30, 2014, discontinued operations used cash of $1.1 million related to capital expenditures.

In the six months ended June 30, 2015, the Company used $21.0 million, net of cash acquired for the acquisition of Y Media LLC and working capital payments for 2014 acquisitions. In addition, the Company paid $4.7 million for other investments and $3.2 million for deposits. These outflows were offset by $2.4 million of profit distributions from affiliates.

In the six months ended June 30, 2014, the Company used $42.0 million, net of cash acquired for the acquisitions of Kingsdale Partners LP and Luntz Global Partners LLC. In addition, the Company paid $3.5 million for other investments and $6.7 million of prepaid long term deposits. These outflows were offset by $0.6 million of profit distributions from affiliates.

Financing Activities

During the six months ended June 30, 2015, cash flows used in financing activities amounted to $129.1 million, and consisted of $107.0 million of acquisition related payments, of which $27.4 million related to closing payments for the purchase of additional equity in our majority owned subsidiaries, payment of dividends of $21.2 million, distributions to noncontrolling partners of $7.0 million, the purchase of treasury shares for income tax withholding requirements of $1.5 million, and repayments of long term debt of $0.3 million. These outflows were offset by cash overdrafts of $7.8 million.

During the six months ended June 30, 2014, cash flows used in financing activities amounted to $3.8 million, and consisted primarily of $61.4 million of acquisition related payments, payments of dividends of $18.6 million, the purchase of treasury shares for income tax withholding requirements of $3.5 million, distributions to noncontrolling partners of $5.2 million, and deferred financing costs of $1.5 million, and repayments of long term debt of $0.2 million. These outflows were offset by proceeds from the additional issuance of $78.9 million of Senior Notes due 2020 and cash overdrafts of $7.6 million.

Total Debt

6.75% Senior Notes Due 2020

On March 20, 2013, the Company entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC’s senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550 million aggregate principal amount of 6.75% Senior Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million.  The Company used the net proceeds to redeem all of the existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the nine months ended September 30, 2013, for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

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

On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of 6.75% Notes due 2020. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended. The Company received net proceeds before expenses of $77.5 million, which included an original issue premium of $3.9 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under its senior secured revolving credit facility.

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

Effective October 23, 2014, MDC, Maxxcom Inc. and each of their subsidiaries party thereto entered into an amendment of its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.

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

The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio and a minimum earnings before interest, taxes and depreciation and amortization level (in each case, as more fully described in the Credit Agreement). The Credit Agreement is also subject to customary events of default.

The foregoing descriptions of the Indenture and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements.

Debt as of June 30, 2015 was $742.3 million, a decrease of $0.8 million, compared with $743.1 million outstanding at December 31, 2014.  At June 30, 2015, approximately $250.7 million was available under the Credit Agreement.

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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2015, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were as follows:

June 30, 2015
Total Senior Leverage Ratio	(0.1)
Maximum per covenant	2.0

Total Leverage Ratio	3.9
Maximum per covenant	5.5

Fixed Charges Ratio	2.2
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$183,377
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in the Company’s Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration (Earnouts)

Acquisitions of businesses by the Company may include commitments to contingent deferred purchase consideration payable to the seller. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, also based on the rate of growth of those earnings. The contingent consideration is recorded as an obligation of the Company when the contingency is resolved and the amount is reasonably determinable, for acquisitions prior to January 1, 2009. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at estimated value and are remeasured at each reporting period. Based on various assumptions, all deferred consideration estimates based on future operating results of the relevant entities are recorded on the Company’s balance sheet at June 30, 2015. The actual amount that the Company pays in connection with the obligations may differ materially from this estimate. At June 30, 2015, there was $220.9 million of deferred consideration included in the Company’s balance sheet.

Other-Balance Sheet Commitments

Put Rights of Subsidiaries’ Noncontrolling Shareholders

Owners of interests in certain of the Marketing Communications Group subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2015 to 2022. It is not determinable, at this time, if or when the owners of these put option rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such put option rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2015, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the

Company, in future periods, to pay an aggregate amount of approximately $15.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of the Company’s Class A subordinate voting shares. In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $132.7 million only upon termination of such owner’s employment with such applicable subsidiary or death. The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through the incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.4 million of the estimated $15.7 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding put option rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such put options, the Company estimates that it would receive incremental operating income before depreciation and amortization of $3.9 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2015	2016	2017	2018	2019 & Thereafter	Total
	($ Millions)
Cash	$2.4	$1.9	$2.8	$1.7	$6.8	$15.6
Shares	—	0.1	—	—	—	0.1
	$2.4	$2.0	$2.8	$1.7	$6.8	$15.7	(1)
Operating income before depreciation and amortization to be received(2)	$1.1	$—	$1.4	$—	$1.4	$3.9
Cumulative operating income before depreciation and amortization(3)	$1.1	$1.1	$2.5	$2.5	$3.9		(5)

(1)
This amount is in addition to put options only exercisable upon termination not within the control of the Company, or death, of $132.7 million, has been recognized in Redeemable Noncontrolling Interests on the Company’s balance sheet.

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

Estimates.  The preparation of the Company’s financial statements in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, redeemable noncontrolling interests, and deferred acquisition consideration, valuation allowances for receivables and deferred income tax assets and stock based compensation as well as the reported amounts of revenue and expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

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

Business Combinations.   The Company has historically made, and expects to continue to make, selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment. Due to the nature of advertising, marketing and corporate communications services companies; the companies acquired frequently have significant identifiable intangible assets, which primarily consist of customer relationships. The Company has determined that certain intangibles (trademarks) have an indefinite life, as there are no legal, regulatory, contractual, or economic factors that limit the useful life.

Valuation of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions completed after 2010 include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at the estimated present value. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. These estimates are adjusted quarterly based on changes in current information affecting each subsidiary's current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, change in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. Changes in estimated value are recorded in results of operations. In addition, certain acquisitions also include put/call obligations for additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests. As of January 1, 2009, the Company expenses acquisition related costs in accordance with the Accounting Standard’s Codification’s new guidance on acquisition accounting.

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

The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying value of its reporting units exceeds their respective fair value or proceeding directly to the two-step impairment test. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment is deemed necessary. Otherwise, goodwill must be tested for impairment using a two-step process. In addition, the two-step process must be applied for any reporting units not included in the qualitative assessment. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates.
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

Redeemable Noncontrolling Interest.   The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise and the growth rate of the earnings of the relevant subsidiary through the date of exercise.

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

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning on January 1, 2016. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest. This update amends Topic 835 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of our financial position and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact and choice of transition method.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with the SEC’s ongoing investigation and any related securities litigation claims;

•	risks associated with severe effects of international, national and regional economic conditions;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

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
The Company’s business strategy includes ongoing efforts to engage in acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under the Credit Agreement and through the incurrence of bridge or other debt financing, either of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

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

Debt Instruments:  At June 30, 2015, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of June 30, 2015, a 1.0% increase or decrease in the weighted average interest rate, which was 4.25% at June 30, 2015, would not have an interest impact.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and foreign entities. For every one cent change in the exchange rate between the US and foreign currencies, the Company will incur a $2.5 million impact to its financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), who is our principal executive officer, and Chief Financial Officer ("CFO"), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving the Company’s control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is appropriate.

Changes in Internal Control Over Financial Reporting

Except as set forth in the next section, there were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of our Chief Executive Officer and our Chief Financial Officer, incorporated herein as Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

Implementation of Additional Procedures

In connection with the matters described in more detail under Part II, Item 1 (Legal Proceedings), the Company has adopted and implemented a series of remedial steps to improve and strengthen the Company’s disclosure and internal controls and procedures regarding travel, entertainment and related expenses. The remedial steps include:

·         Adoption and implementation of a new Private Aircraft Usage Policy and a new Travel & Entertainment Policy. Effective July 20, 2015, the Board and management determined that the Company would not permit the use of any private aircraft by directors and officers of the Company.
·         Hiring two (2) new senior executives, including a Senior Vice President, Internal Controls and Compliance and a Director, Compliance & Risk Management. These new senior executives are responsible for the examination and evaluation of the adequacy and effectiveness of the Company's governance, risk management, and internal controls, including reviewing monthly senior executive expense reports and ensuring full compliance with the Company’s new policies. Both senior executives are independent of management, reporting directly to the Company’s Audit Committee.
·         Quarterly review and reporting to the Company’s Audit Committee with respect to compliance by the Company’s executive officers with travel and expense reimbursement policies.
·         Reduced the number of non-independent directors on the Board to one (the CEO).

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations, except as set forth below and under "Item 1A Risk Factors" of this Quarterly Report on Form 10-Q in connection with the SEC investigation and related litigation.
MDC Partners is committed to the highest standards of corporate governance and transparency in its reporting practices. Since October 5, 2014, the Company has been actively cooperating with the production of documents in response to a subpoena it received from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. The SEC's subpoena requests the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s then-current CEO, Miles Nadal; (ii) the Company’s goodwill and certain other accounting practices; and (iii) information relating to trading in the Company’s securities. The investigation is ongoing and the Company is fully cooperating with the SEC.
In 2014, the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee is being advised by Bruch Hanna LLP, as special independent advisor, and by Simpson Thacher & Bartlett LLP, as legal counsel. The Special Committee, through its counsel, completed an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses that lacked appropriate substantiation, over a six (6) year period. Following this review, in April and May 2015, Mr. Nadal reimbursed the Company for the expenses for which the Company sought reimbursement, in an aggregate amount of $8.6 million.
In connection with the ongoing SEC investigation, the Special Committee and its counsel subsequently identified additional expenses that were improperly paid to an entity controlled by Mr. Nadal. On July 20, 2015, Mr. Nadal agreed to repay an additional $1,877,000 to the Company in connection with these and other newly identified expenses, and resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. In addition, Mr. Nadal agreed to repay the Company $10,581,605 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017. Michael Sabatino, the Company’s former Chief Accounting Officer ("CAO"), also resigned, effective on July 20, 2015.
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan filed a putative class action suit in the Southern District of New York, naming as defendants the Company, CFO David Doft, Mr. Nadal, and Mr. Sabatino. The plaintiff alleges violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company intends to vigorously defend this suit.
Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than the following updated risk factor:
We are the subject of an ongoing SEC investigation, which could divert management’s attention and result in substantial investigation expenses, monetary fines and other possible remedies.
On October 5, 2014, the Company received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. See "Item 1 - Legal Proceedings" of this Quarterly Report on Form 10-Q for more information about the subpoena and related matters. The SEC's subpoena requests the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s then-current CEO, Miles Nadal; (ii) the Company’s goodwill and certain other accounting practices; and (iii) information relating to trading in the Company’s securities. The investigation is ongoing and the Company is fully cooperating with the SEC.
In connection with this production of documents, the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee completed an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses which lacked appropriate substantiation, over a six (6) year period. Following the review, in April and May 2015, Mr. Nadal reimbursed the Company for the expenses for which the Company sought reimbursement, in an aggregate amount of $8.6 million.
In connection with the Company’s ongoing SEC investigation, the Special Committee and its counsel identified additional expenses that were improperly paid to an entity controlled by Mr. Nadal. On July 20, 2015, Mr. Nadal agreed to repay an additional $1.9 million to the Company in connection with these and other recently identified expenses, and resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. Michael Sabatino, the Company’s former Chief Accounting Officer, also resigned, effective on July 20, 2015.
While the Company believes that these repayments and additional remedial actions implemented are an appropriate response to the findings identified by the Special Committee to date, the ultimate outcome of the SEC’s investigation and amount of resources needed to resolve regulatory actions and requests is unpredictable and may remain unknown for a long period of time. The SEC may choose to expand the scope of its investigation or initiate an enforcement action to bring charges against the Company or one or more members of the Company’s current or former management. In addition, the SEC, if an enforcement action is initiated, may impose substantial monetary sanctions. Our exposure under these matters will also include our indemnification obligations, to the extent we have any, to current and former officers and directors against losses incurred in connection with these matters, including reimbursement of legal fees. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the SEC investigation. Moreover, adverse publicity associated with regulatory actions and investigations could decrease client demand for our partner agencies' services. As a result, the SEC investigation and the recently filed securities class action lawsuit described in more detail under Part II, Item 1 (Legal Proceedings), and any future lawsuits or investigations involving the Company or our current or former officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our Class A shares.
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

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

August 7, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement between the Company and Miles Nadal, dated as of July 20, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2015).

10.2	Board Resignation Letter of Steve Pustil, dated June 11, 2015 (effective July 1, 2015).*

10.3	Board Resignation Letter of Lori Senecal, dated June 29, 2015 (effective July 1, 2015).*

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of Marketing Communications Companies.*

101	Interactive data file.*

* Filed electronically herewith.