Form 10-Q
period 2015-09-30
MDC PARTNERS INC
filed 2015-11-03
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of October 26, 2015 were: 50,794,578 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Services	$328,415	$309,391	$967,243	$883,601
Operating Expenses:
Cost of services sold	212,925	205,549	648,386	575,892
Office and general expenses	78,786	70,815	206,169	213,587
Depreciation and amortization	13,086	11,684	39,393	32,083
	304,797	288,048	893,948	821,562
Operating profit	23,618	21,343	73,295	62,039
Other Income (Expense):
Other, net	(15,623)	(9,641)	(29,315)	(8,648)
Interest expense and finance charges	(14,638)	(14,022)	(43,022)	(40,663)
Interest income	114	105	338	287
	(30,147)	(23,558)	(71,999)	(49,024)
Income (loss) from continuing operations before income taxes and equity in non-consolidated affiliates	(6,529)	(2,215)	1,296	13,015
Income tax expense (benefit)	(1,191)	(266)	(566)	2,764
Income (loss) from continuing operations before equity in non-consolidated affiliates	(5,338)	(1,949)	1,862	10,251
Equity in earnings of non-consolidated affiliates	172	81	627	223
Income (loss) from continuing operations	(5,166)	(1,868)	2,489	10,474
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(1,316)	(1,369)	(6,281)	(2,976)
Net income (loss)	(6,482)	(3,237)	(3,792)	7,498

Net income attributable to the noncontrolling interests	(2,122)	(1,685)	(7,343)	(4,796)

Net income (loss) attributable to MDC Partners Inc.	$(8,604)	$(4,922)	$(11,135)	$2,702

Income (loss) Per Common Share
Basic
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.15)	$(0.07)	$(0.10)	$0.11
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.02)	(0.03)	(0.12)	(0.06)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.17)	$(0.10)	$(0.22)	$0.05

Diluted
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.15)	$(0.07)	$(0.10)	$0.11
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.02)	(0.03)	(0.12)	(0.06)

Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.17)	$(0.10)	$(0.22)	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic	49,915,807	49,630,532	49,843,980	49,506,427
Diluted	49,915,807	49,630,532	49,843,980	50,134,263

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$1,727	$1,516	$8,415	$6,270
Office and general expenses	1,539	1,921	4,610	5,963
Total	$3,266	$3,437	$13,025	$12,233
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive Income (Loss)
Net income (loss)	$(6,482)	$(3,237)	$(3,792)	$7,498

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	5,893	1,597	9,337	2,356
Other comprehensive income	5,893	1,597	9,337	2,356
Comprehensive income (loss) for the year	(589)	(1,640)	5,545	9,854
Comprehensive income (loss) attributable to noncontrolling interests	(344)	202	(3,409)	(4,014)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(933)	$(1,438)	$2,136	$5,840
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,758	$113,348
Cash held in trusts	5,667	6,419
Accounts receivable, less allowance for doubtful accounts of $1,207 and $1,409	418,725	355,295
Expenditures billable to clients	56,715	40,202
Other current assets	30,465	36,978
Total Current Assets	527,330	552,242
Fixed assets, at cost, less accumulated depreciation of $104,068 and $95,083	62,109	60,240
Investment in non-consolidated affiliates	10,805	6,110
Goodwill	869,869	851,373
Other intangible assets, net	74,833	86,121
Deferred tax asset	21,849	18,758
Other assets	50,406	74,046

Total Assets	$1,617,201	$1,648,890
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$293,491	$316,285
Trust liability	5,667	6,419
Accruals and other liabilities	313,349	264,854
Advance billings	134,867	142,608
Current portion of long-term debt	508	534
Current portion of deferred acquisition consideration	105,986	90,804
Total Current Liabilities	853,868	821,504
Long-term debt, less current portion	826,678	742,593
Long-term portion of deferred acquisition consideration	185,741	114,564
Other liabilities	43,782	45,861
Deferred tax liabilities	83,869	77,997

Total Liabilities	1,993,938	1,802,519

Redeemable Noncontrolling Interests (Note 2)	71,326	194,951
Commitments, Contingencies and Guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,935,095 and 49,680,109 shares issued and outstanding in 2015 and 2014	269,557	265,817
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2015 and 2014, each convertible into one Class A share	1	1
Charges in excess of capital	(302,385)	(209,668)
Accumulated deficit	(500,768)	(489,633)
Accumulated other comprehensive income (loss)	5,519	(7,752)
MDC Partners Inc. Shareholders' Deficit	(528,076)	(441,235)
Noncontrolling Interests	80,013	92,655
Total Shareholders' Deficit	(448,063)	(348,580)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,617,201	$1,648,890
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,792)	$7,498
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(6,281)	(2,976)
Income from continuing operations	2,489	10,474
Adjustments to reconcile net income (loss) from continuing operations to cash (used in) provided by operating activities:
Stock-based compensation	13,025	12,233
Depreciation	13,666	11,966
Amortization of intangibles	25,727	20,117
Amortization of deferred finance charges and debt discount	1,702	1,704
Adjustment to deferred acquisition consideration	(3,866)	16,129
Deferred income tax	(1,020)	3,237
Earnings of non-consolidated affiliates	(627)	(223)
Other non-current assets and liabilities	3,930	(11,110)
Foreign exchange	24,739	7,961
Changes in working capital:
Accounts receivable	(63,134)	(55,066)
Expenditures billable to clients	(16,582)	(38,944)
Prepaid expenses and other current assets	(1,371)	(5,112)
Accounts payable, accruals and other liabilities	(84)	14,152
Advance billings	(7,741)	51,437
Cash flows (used in) provided by continuing operating activities	(9,147)	38,955
Discontinued operations	(1,342)	(3,571)
Net cash (used in) provided by operating activities	(10,489)	35,384
Cash flows used in investing activities:
Capital expenditures	(17,665)	(18,678)
Acquisitions, net of cash acquired	(21,050)	(57,728)
Proceeds from sale of assets	21	77
Other investments	(6,507)	(3,740)
Distributions from non-consolidated affiliates	2,478	2,802
Cash flows used in continuing investing activities	(42,723)	(77,267)
Discontinued operations	17,101	(1,956)
Net cash used in investing activities	(25,622)	(79,223)
Cash flows used in financing activities:
Proceeds from issuance of 6.75% Notes	—	78,937
Proceeds from revolving credit agreement	85,276	—
Acquisition related payments	(132,997)	(71,255)
Repayment of long-term debt	(397)	(340)
Purchase of shares	(1,792)	(4,791)
Deferred financing costs	—	(2,376)
Distributions to noncontrolling interests	(9,462)	(6,014)
Proceeds from exercise of options	224	—
Cash overdrafts	27,207	18,364
Payment of dividends	(31,692)	(28,054)
Other	—	57
Cash flows used in continuing financing activities	(63,633)	(15,472)
Discontinued operations	(40)	(40)
Net cash used in financing activities	(63,673)	(15,512)
Effect of exchange rate changes on cash and cash equivalents	2,194	(194)
Decrease in cash and cash equivalents	(97,590)	(59,545)
Cash and cash equivalents at beginning of period	113,348	102,007
Cash and cash equivalents at end of period	$15,758	$42,462

Supplemental disclosures:
Cash income taxes paid	$1,400	$359
Cash interest paid	$26,358	$23,247
Change in cash held in trusts	$(752)	$6,422

Non-cash transactions:
Capital leases	$106	$766

Dividends payable	$1,615	$1,349
Note receivable exchanged for shares of subsidiary	$—	$1,746
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock					Charges in		Accumulated Other	MDC Partners Inc.		Total
	Class A		Class B		Additional	Excess of	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	$—	$(209,668)	$(489,633)	$(7,752)	$(441,235)	$92,655	$(348,580)
Net loss attributable to MDC Partners	—	—	—	—	—	—	(11,135)	—	(11,135)	—	(11,135)
Other comprehensive income (loss)	—	—	—	—	—	—	—	13,271	13,271	(3,934)	9,337
Issuance of restricted stock	285,764	5,189	—	—	(5,189)	—	—	—	—	—	—
Shares acquired and cancelled	(68,278)	(1,792)	—	—	—	—	—	—	(1,792)	—	(1,792)
Options exercised	37,500	343	—	—	(119)	—	—	—	224	—	224
Stock-based compensation	—	—	—	—	6,563	—	—	—	6,563	—	6,563
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	(21,596)	—	—	—	(21,596)	—	(21,596)
Changes in noncontrolling interests and redeemable noncontrolling interests from step-up transactions	—	—	—	—	(40,446)	—	—	—	(40,446)	(8,708)	(49,154)
Dividends paid and to be paid	—	—	—	—	(31,930)	—	—	—	(31,930)	—	(31,930)
Transfer to charges in excess of capital	—	—	—	—	92,717	(92,717)	—	—	—	—	—
Balance at September 30, 2015	49,935,095	$269,557	3,755	$1	$—	$(302,385)	$(500,768)	$5,519	$(528,076)	$80,013	$(448,063)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)
1.    Basis of Presentation

MDC Partners Inc. (the “Company” or “MDC”) has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”) have been condensed or omitted pursuant to these rules.

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

Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, valuation allowances for receivables, deferred tax assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Fair Value. The Company applies the fair value measurement guidance of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification") Topic 820, Fair Value Measurements and Disclosure, for financial assets and liabilities that are required to be measured at fair value and for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The inputs create the following fair value hierarchy:

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

When available, the Company uses quoted market prices to determine the fair value of its financial instruments and classifies such items in Level 1. In some cases, quoted market prices are used for similar instruments in active markets and the Company classifies such items in Level 2.

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2015 and December 31, 2014. No clients accounted for 10% of the Company’s revenue for the three and nine months ended September 30, 2015 or for the three and nine months ended September 30, 2014.

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

Cash in Trust. A subsidiary of the Company holds restricted cash in trust accounts related to funds received on behalf of clients.  Such amounts are held in escrow under depositary service agreements and distributed at the direction of the clients.  The funds are presented as a corresponding liability on the balance sheet.

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

Expenditures Billable to Clients.  Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the production process.

Fixed Assets.  Fixed assets are stated at cost, net of accumulated depreciation. Computers, furniture and fixtures are depreciated on a straight-line basis over periods of 3 to 7 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement, (i) over the operating and financial policies of the affiliate or (ii) has an ownership interest greater than 50%; however, the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method include a 30% undivided interest in a real estate joint venture and various interests in investment funds. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. These investments are included in investments in non-consolidated affiliates.

Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, at September 30, 2015 and December 31, 2014 was $12,833 and $10,196, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees.

Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Note 4 and Note 8. For the three months ended September 30, 2015 and 2014, $4,927 and $2,623 of expense was recognized in operations related to changes in estimated value, respectively. For the nine months ended September 30, 2015 and 2014, $5,566 of income and $14,716 of expense, respectively, related to changes in estimated value was recorded in results of operations. The Company expenses acquisition related costs. For the three and nine months ended September 30, 2015 and 2014, $728 and $1,658 and $2,444 and $3,713, respectively, of acquisition related costs were charged to operations.

For each acquisition, the Company undertakes a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company's overall acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the existing client relationships. The expected benefits of the Company's acquisitions are typically shared across multiple agencies and regions.

Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders' incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 11. In the event that an incremental purchase may be required of the Company, the amounts are recorded as Redeemable Noncontrolling Interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share.

If the estimated redemption value is in excess of the fair value of the noncontrolling interests, the Company records a charge to income attributable to noncontrolling interests. For the three and nine months ended September 30, 2015 and 2014, there were no charges to income attributable to noncontrolling interests. Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.

The following table presents changes in Redeemable Noncontrolling Interests:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning Balance	$194,951	$148,534
Redemptions	(152,166)	(4,820)
Granted (1)	7,703	13,327
Changes in redemption value	21,596	38,850
Currency Translation Adjustments	(758)	(940)
Ending Balance	$71,326	$194,951

(1) Grants in 2015 consisted of transfers from noncontrolling interests related to step-up transactions and new acquisitions.

Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontolling interest are recorded to additional paid-in capital. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.

Variable Interest Entity. Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option. The Company has determined that (i) this entity is a variable interest entity, and (ii) the Company is the primary beneficiary because it receives a disproportionate share of profits and losses as compared to its ownership percentage. As such, Doner is consolidated for all periods subsequent to the date of investment.

Doner is a full service integrated creative agency that is included as part of the Company's portfolio in the Strategic Marketing Services Segment. The Company’s Credit Agreement (see Note 7) is guaranteed and secured by all of Doner’s assets.

Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at September 30, 2015 were $116,998 and $83,131, respectively, and at December 31, 2014 were $223,305 and $192,340, respectively.

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized at the inception or modification of the guarantee as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of a liability is required even if it is not probable that payments will be required under a guarantee. The Company’s liability associated with guarantees is not significant. (See Note 11).

Revenue Recognition. The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of the FASB Codification, and accordingly, revenue is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) services have been performed or upon delivery of the products when ownership and risk of loss has transferred to the client; and (iv) collection of the resulting receivable is reasonably assured.

The Company follows the Multiple-Element Arrangement topic of the FASB Codification, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.

The Company follows the Principal Agent Consideration topic of the FASB Codification which addresses (i) whether revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or recorded at the net amount retained because it has earned a fee or commission, and (ii) that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included such reimbursed expenses in revenue.

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

Fees billed to clients in excess of fees recognized as revenue are classified as Advanced Billings on the Company's balance sheet.

A small portion of the Company’s contractual arrangements with customers include performance incentive provisions, which allows the Company to earn additional revenue as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities.

Cost of Services Sold.  Cost of services sold do not include depreciation charges for fixed assets.

Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company's 6.75% Senior Notes due 2020 (the “6.75% Notes”) and the Company's $325 million senior secured revolving credit agreement due 2019 (the “Credit Agreement"). The Company uses the effective interest method to amortize the deferred financing costs and original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and nine months ended September 30, 2015 and 2014, interest expense included $770 and $1,700, respectively, and $553 and $1,415, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.

Income Taxes. The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to US net operating losses. During the nine months ended September 30, 2015 and 2014, the Company's effective tax rate was substantially lower than the statutory rate due primarily to (i) the utilization of previously fully reserved net operating losses, and (ii) noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock-based compensation.

Stock-Based Compensation.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, in this case the award’s vesting period. When awards are exercised, share capital is credited by the sum of the consideration paid, together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

The Company uses its historical volatility derived over the expected term of the award to determine the volatility factor used in determining the fair value of the award.

Stock-based awards that are settled in cash, or may be settled in cash at the option of employees, are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded in operating income over the service period, in this case the award's vesting period. Changes in the Company’s payment obligation prior to the settlement date of a stock-based award are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.

Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model and is recorded in operating income over the service period, in this case the award's vesting period.

It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and to deliver new shares to the exercising party.

The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met.

The Company treats benefits paid by shareholders or equity members to employees as a stock-based compensation charge with a corresponding credit to additional paid-in-capital.

From time to time, certain acquisitions and step-up transactions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation.

During the nine months ended September 30, 2015, the Company issued 181,155 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $3,780 and generally vest on the third anniversary of the date of grant.

A total of 805,217 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, has been excluded in the Company’s calculation of Class A shares outstanding as of September 30, 2015.

Income (loss) per Common Share.  Basic income (loss) per share is based upon the weighted average number of common shares outstanding during each period, including the “Share capital to be issued” as reflected in Shareholders’ Equity on the balance sheet. Diluted income (loss) per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, stock appreciation rights, and restricted stock units.

Foreign Currency Translation.  The Company’s financial statements were prepared in accordance with the requirements of the Foreign Currency Translation topic of the FASB Codification. The functional currency of the Company is the Canadian Dollar and it has decided to use US Dollars as its reporting currency for consolidated reporting purposes. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-US Dollar based subsidiaries to US Dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-US

Dollar based subsidiaries are translated at the period end rate. The income statements of non-US Dollar based subsidiaries are translated at average exchange rates for the period.

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

3.    Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Numerator for basic income (loss) per common share - income (loss) from continuing operations	$(5,166)	$(1,868)	$2,489	$10,474
Net income attributable to the noncontrolling interests	(2,122)	(1,685)	(7,343)	(4,796)
Net income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	(7,288)	(3,553)	(4,854)	5,678
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share - income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$(7,288)	$(3,553)	$(4,854)	$5,678
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	49,915,807	49,630,532	49,843,980	49,506,427
Effect of dilutive securities	—	—	—	627,836
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	49,915,807	49,630,532	49,843,980	50,134,263
Basic income (loss) per common share from continuing operations	$(0.15)	$(0.07)	$(0.10)	$0.11
Diluted income (loss) per common share from continuing operations	$(0.15)	$(0.07)	$(0.10)	$0.11

During the three and nine months ended September 30, 2015, options and other rights to purchase 942,574 shares of common stock, which includes 867,574 shares of non-vested restricted stock and restricted stock units, were outstanding and were excluded in the computation of diluted income per common share.

During the three months ended September 30, 2014, options and other rights to purchase 1,111,055 shares of common stock, which includes 998,555 shares of non-vested restricted stock, were outstanding and were excluded in the computation of diluted income per common share.

During the nine months ended September 30, 2014, options and other rights to purchase 1,111,055 shares of common stock, which includes 998,555 shares of non-vested restricted stock, were outstanding and were included in the computation of diluted income per common share.

4.    Acquisitions

Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company's acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company's clients. MDC’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. The Company’s model of “Perpetual Partnership” often involves acquiring a majority interest rather than a 100% interest and leaving management owners with a significant financial interest in the performance of the acquired entity for a minimum period of time, typically not less than five years. The Company’s acquisition model in this scenario typically provides for (i) an initial payment at the time of closing, (ii) additional contingent purchase price obligations based on the future performance of the acquired entity, and (iii) an option by the Company to purchase (and in some instances a requirement to so purchase) the remaining interest of the acquired entity under a predetermined formula.

Contingent purchase price obligations. The Company's contingent purchase price obligations are generally payable within a five year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Note 8 for additional information on deferred acquisition consideration.

Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company's control, the amounts are recorded as noncontrolling interests in the equity section of the Company's balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their acquisition date estimated redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 11 for additional information on redeemable noncontrolling interests.

Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and nine months ended September 30, 2015 and 2014, stock-based compensation included $1,548 and $6,462, respectively, and $1,395 and $5,680, respectively, of expense relating to those payments.

Distributions to minority shareholders. If minority shareholders have the right to receive distributions based on the profitability of an acquired entity, the amount is recorded as income attributable to noncontrolling interests. However, there are circumstances when the Company acquires a majority interest and the selling shareholders waive their right to receive distributions with respect to their retained interest for a period of time, typically not less than five years.  Under this model, the right to receive such distributions typically begins concurrently with the purchase option period and, therefore, if such option is exercised at the first available date the Company may not record any minority interest over the entire period from the initial acquisition date through the acquisition date of the remaining interests.

Pro forma financial information has not been presented for 2015 as there were no material acquisitions. During 2015, the Company completed an acquisition and a number of step-up transactions to increase its equity ownership percentage in majority owned entities. Included in the Company's consolidated statement of operations for the three and nine months ended September 30, 2015 was revenue of $4,615 and $7,797, respectively, and net income of $1,073 and $1,646, related to the 2015 acquisition.

2015 Acquisitions
Effective May 1, 2015, the Company acquired a majority of the equity interests of Y Media Labs LLC (“Y Media”), such that following the transaction, the Company's effective ownership was 60%. Y Media is in the Company's Performance Marketing Services segment. The aggregate purchase price of this acquisition has an estimated present value at acquisition date of $45,096 and consisted of total closing cash payments of $20,000 and additional deferred acquisition payments that will be based on the future financial results of Y Media. These additional deferred payments have an estimated present value at acquisition date of $25,096. An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $11,542, consisting primarily of customer lists, a trade name and covenants not to complete, and goodwill of $38,618, representing the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 5.1 years and will be amortized in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,999 as the present value of redeemable noncontrolling interests. None of the intangibles and goodwill are tax deductible.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

In 2015, the Company acquired incremental ownership interests of Sloane & Company LLC (“Sloane”), Anomaly Partners LLC (“Anomaly”), Allison & Partners LLC (“Allison”), Relevent Partners LLC (“Relevent”), Kenna Communications LP (“Kenna”) and 72andSunny Partners LLC (“72andSunny”). Sloane, Anomaly, Allison and 72andSunny are included within the Company’s Strategic Marketing Services segment. Relevent and Kenna are both included within the Company’s Performance Marketing Services segment. In addition, the Company also entered into various non-material transactions in connection with other majority owned entities.

The aggregate purchase price for these 2015 acquisitions of incremental ownership interests has an estimated present value at transaction date of $195,669 and consisted of total closing cash payments of $37,437 and additional deferred acquisition payments that are both fixed and based on the future financial results of the underlying businesses. These additional deferred payments have an estimated present value at acquisition date of $158,232. The Company reduced redeemable noncontrolling interests by $146,459 and noncontrolling interests by $8,708. The difference between the purchase price and the noncontrolling interests of $40,446 was recorded in additional paid-in capital.

2014 Acquisitions

During 2014, the Company entered into several acquisitions and various non-material transactions with certain majority owned entities. Effective January 1, 2014, the Company acquired 60% of the equity interests of Luntz Global Partners LLC (“LG”). Effective February 14, 2014, the Company acquired 65% of the equity interests of Kingsdale Partners LP (“Kingsdale”). LG and Kingsdale are both in the Company’s Performance Marketing Services segment. On June 3, 2014, the Company acquired a 100% equity interest in The House Worldwide Ltd (“THW”). On July 31, 2014, Union Advertising Canada LP acquired 100% of the issued and outstanding stock of Trapeze Media Limited (“Trapeze”). Effective August 1, 2014, the Company acquired 65% of the equity interests of Hunter PR LLC (“Hunter PR”). Effective August 18, 2014, the Company acquired a 75% interest in Albion Brand Communication Limited (“Albion”). In addition, in June 2014 and August 2014, the Company (through a subsidiary) entered into other non-material acquisitions. THW, Trapeze, Hunter PR, and Albion are all included within the Company's Strategic Marketing Services segment.

The aggregate purchase price of these 2014 acquisitions has an estimated present value at acquisition date of $151,202 and consisted of total closing cash payments of $67,236, and additional deferred acquisition payments that will be based on the future financial results of the underlying businesses. These additional deferred payments have an estimated present value at acquisition date of $83,966. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $64,733, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $146,806, representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $50,552 as the present value of noncontrolling interests and $13,327 as the present value of redeemable noncontrolling interests. Intangibles and goodwill of $149,232 are tax deductible. In addition, the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze.

The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

Noncontrolling Interests

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30, 2015 and 2014 were as follows:

Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to MDC Partners Inc.	$(8,604)	$(4,922)	$(11,135)	$2,702
Transfers to (from) the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(7,247)	109	(40,446)	(6,129)
Net transfers to (from) noncontrolling interests	$(7,247)	$109	$(40,446)	$(6,129)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(15,851)	$(4,813)	$(51,581)	$(3,427)

5.    Accruals and Other Liabilities

At September 30, 2015 and December 31, 2014, accruals and other liabilities included accrued media of $192,473 and $168,508, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,853 and $6,014, respectively.

Changes in noncontrolling interest amounts included in accrued and other liabilities for the year ended December 31, 2014 and nine months ended September 30, 2015 were as follows:

Noncontrolling Interests
Balance, December 31, 2013	$5,210
Income attributable to noncontrolling interests	6,890
Distributions made	(6,523)
Other (1)	437
Balance, December 31, 2014	$6,014
Income attributable to noncontrolling interests	7,343
Distributions made	(9,462)
Other (1)	(42)
Balance, September 30, 2015	$3,853

(1) Other primarily relates to step-up transactions, discontinued operations and cumulative translation adjustments.

6.    Discontinued Operations

In the fourth quarter of 2014, the Company classified Accent Marketing Services, L.L.C. (“Accent”), which was previously reported in the Performance Marketing Services segment, as discontinued operations. Effective May 31, 2015, the Company completed the sale of Accent for an aggregate selling price of $17,102, net of transaction expenses.

Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 was the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$17,499	$27,025	$53,577

Operating loss	$—	$(1,289)	$(322)	$(2,586)

Other expense	$—	$(80)	$(752)	$(390)

Loss on disposal	(1,316)	—	(5,207)	—

Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(1,316)	$(1,369)	$(6,281)	$(2,976)

At September 30, 2015, the Company had no assets held for sale. At December 31, 2014, other current assets and other long term assets included assets held for sale of $5,591 and $16,409, respectively.

7.    Debt

The Company's indebtedness was comprised of:

	September 30, 2015	December 31, 2014
Revolving credit agreement	$85,276	$—
6.75% Senior Notes due 2020	735,000	735,000
Original issue premium	6,133	7,017
	826,409	742,017
Obligations under capital leases	777	1,110
	827,186	743,127

Less current portion:	508	534
	$826,678	$742,593

MDC Financing Agreement and Senior Notes

Issuance of 6.75% Senior Notes

On March 20, 2013, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550,000 aggregate principal amount of the 6.75% Notes. The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600. The Company used the net proceeds to redeem all of its existing 11% notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of such notes of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.

On November 15, 2013, the Company issued an additional $110,000 aggregate principal amount of the 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended (the “'33 Act”). The Company received net proceeds before expenses of $111,925, which included an original issue premium of $4,125, and underwriter fees of $2,200. The Company used the net proceeds from the offering for general corporate purposes.

 On April 2, 2014, the Company issued an additional $75,000 aggregate principal amount of the 6.75% Notes. The additional 6.75% Notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional 6.75% Notes were sold in a private placement in reliance on exceptions from registration under the '33 Act. The Company received net proceeds before expenses of $77,452, which included an original issue premium of $3,938, and underwriter fees of $1,500. The Company used the net proceeds from the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under its senior secured revolving credit facility.

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

MDC may, at its option, redeem the 6.75% Notes in whole at any time or in part from time to time, on and after April 1, 2016 (i) at a redemption price of 103.375% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2016, (ii) at a redemption price of 101.688% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2017 and (iii) at a redemption price of 100% of the principal amount thereof if redeemed on April 1, 2018 and thereafter.

Prior to April 1, 2016, MDC may, at its option, redeem some or all of the 6.75% Notes at a price equal to 100% of the principal amount of the 6.75% Notes plus a “make whole” premium and accrued and unpaid interest. MDC may also redeem, at its option, prior to April 1, 2016, up to 35% of the 6.75% Notes with the proceeds from one or more equity offerings at a redemption price of 106.75% of the principal amount thereof.

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

Credit Agreement

On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $225 million senior secured revolving credit agreement due 2018 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.

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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At September 30, 2015, there were $85,276 borrowings under the Credit Agreement.

At September 30, 2015, the Company had issued $5,035 of undrawn outstanding letters of credit.

At September 30, 2015 and December 31, 2014, accounts payable included $44,941 and $72,147 of outstanding checks, respectively.

8.    Fair Value Measurements

Authoritative guidance for fair value establishes a framework for measuring fair value. A fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Level 1		Level 1
	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.75% Notes due 2020	$741,133	$733,163	$742,017	$751,538

Long term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in Deferred Acquisition Consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2015	2014
Beginning Balance of contingent payments	$172,227	$151,848
Payments	(77,196)	(61,441)
Grants (1)	163,168	68,642
Redemption value adjustments (2)	(2,350)	20,816
Transfers to (from) fixed payments	—	(5,146)
Foreign translation adjustment	(3,579)	(2,492)
Ending Balance of contingent payments	$252,270	$172,227

(1) Grants are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(2) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

In addition to the above amounts, there are fixed payments of $39,457 and $33,141 for total deferred acquisition consideration of $291,727 and $205,368, which reconciles to the consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

The Company includes the payments of all deferred acquisition consideration in financing activities in the Company's consolidated statement of cash flows as the Company believes these payments to be seller-related financing activities, which is the predominant source of cash flows.

 Level 3 payments relate to payments made for deferred acquisition consideration. Level 3 grants relate to contingent purchase price obligations related to acquisitions and are recorded on the balance sheet at the acquisition date fair value. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and, in some cases, the currency exchange rate as of the date of payment. Level 3 redemption value adjustments relate to the remeasurement and change in these various contractual valuation formulas as well as adjustments of present value.

At September 30, 2015 and December 31, 2014, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.

Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

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

9.    Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other income	$4	$1,386	$482	$1,767
Foreign currency loss	(15,627)	(11,027)	(29,797)	(10,415)
	$(15,623)	$(9,641)	$(29,315)	$(8,648)

10.    Segment Information

The Company’s segment reporting is consistent with the current manner of how the Chief Operating Decision Maker (“CODM”) and the Board of Directors view the business. The Company is focused on expanding its capabilities in order to position the Company for future business development efforts and revenue growth.

In order to position this strategic focus along the lines of how the CODM and management will base their business decisions, the Company reports in one reportable segment and two “other” segments. Decisions regarding allocation of resources are made and will be made based not only on the individual operating results of the subsidiaries but also on the overall performance of the reportable segments. These reportable segments are the aggregation of various reporting segments.

The Company reports in one reportable Strategic Marketing Services segment plus two “other” segments, Performance Marketing Services and Corporate. The operating segments are as follows:

•
The Strategic Marketing Services segment consists of integrated marketing consulting services firms that offer a full complement of marketing, activation and consulting services including advertising and media, marketing communications, including direct marketing, public relations, corporate communications, market research, corporate identity and branding, interactive marketing, and sales promotion. Each of the entities within the Strategic Marketing Services segment share similar economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. Due to the similarities in these businesses, they exhibit similar long term financial performance and have been aggregated together.

•
The Performance Marketing Services segment includes firms that provide consumer insights and analytics to satisfy the growing need for targetable, measurable solutions or cost effective means of driving return on marketing investment. These services interface directly with the consumer of a client’s product or service. Such services include the design, development, research and implementation of consumer services, media planning and buying, and direct marketing initiatives. In addition, services include consumer activation, investor relations and general public insights.

The significant accounting policies of these segments are the same as those described in the summary of significant accounting policies included in these notes to the consolidated financial statements. The Company continues to evaluate its Corporate segment and the services provided by the Corporate segment to the operating segments.

Summary financial information concerning the Company’s operating segments is shown in the following tables:

Three Months Ended September 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$264,552	$63,863	$—	$328,415

Cost of services sold	168,367	44,558	—	212,925

Office and general expenses	52,933	10,777	15,076	78,786

Depreciation and amortization	6,445	5,577	1,064	13,086

Operating profit (loss)	36,807	2,951	(16,140)	23,618

Other Income (Expense):
Other expense, net				(15,623)
Interest expense and finance charges, net				(14,524)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(6,529)
Income tax benefit				(1,191)

Loss from continuing operations before equity in non-consolidated affiliates				(5,338)
Equity in earnings of non-consolidated affiliates				172

Loss from continuing operations				(5,166)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,316)

Net loss				(6,482)

Net income attributable to the noncontrolling interests	(1,930)	(192)	—	(2,122)
Net loss attributable to MDC Partners Inc.				$(8,604)

Stock-based compensation	$2,594	$508	$164	$3,266

Supplemental Segment Information:

Capital expenditures	$7,524	$627	$10	$8,161

Three Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$238,419	$70,972	$—	$309,391

Cost of services sold	156,667	48,882	—	205,549

Office and general expenses	48,524	11,354	10,937	70,815

Depreciation and amortization	6,895	4,368	421	11,684

Operating profit (loss)	26,333	6,368	(11,358)	21,343

Other Income (Expense):
Other expense, net				(9,641)
Interest expense and finance charges, net				(13,917)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(2,215)
Income tax benefit				(266)

Loss from continuing operations before equity in non-consolidated affiliates				(1,949)
Equity in earnings of non-consolidated affiliates				81

Loss from continuing operations				(1,868)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,369)

Net loss				(3,237)

Net (income) loss attributable to the noncontrolling interests	(1,744)	59	—	(1,685)
Net loss attributable to MDC Partners Inc.				$(4,922)

Stock-based compensation	$1,816	$477	$1,144	$3,437

Supplemental Segment Information:

Capital expenditures	$12,133	$417	$428	$12,978

Nine Months Ended September 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$775,079	$192,164	$—	$967,243

Cost of services sold	515,624	132,762	—	648,386

Office and general expenses	151,023	22,586	32,560	206,169

Depreciation and amortization	19,360	16,797	3,236	39,393

Operating profit (loss)	89,072	20,019	(35,796)	73,295

Other Income (Expense):
Other expense, net				(29,315)
Interest expense and finance charges, net				(42,684)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				1,296
Income tax benefit				(566)

Income from continuing operations before equity in non-consolidated affiliates				1,862
Equity in earnings of non-consolidated affiliates				627

Income from continuing operations				2,489

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,281)

Net loss				(3,792)

Net income attributable to the noncontrolling interests	(6,977)	(366)	—	(7,343)
Net loss attributable to MDC Partners Inc.				$(11,135)

Stock-based compensation	$9,205	$2,467	$1,353	$13,025

Supplemental Segment Information:

Capital expenditures	$16,083	$1,309	$273	$17,665

Goodwill and intangibles	$546,148	$398,554	$—	$944,702

Total Assets	$924,072	$555,728	$137,401	$1,617,201

Nine Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$683,340	$200,261	$—	$883,601

Cost of services sold	442,906	132,986	—	575,892

Office and general expenses	136,922	43,640	33,025	213,587

Depreciation and amortization	17,182	13,545	1,356	32,083

Operating profit (loss)	86,330	10,090	(34,381)	62,039

Other Income (Expense):
Other expense, net				(8,648)
Interest expense and finance charges, net				(40,376)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				13,015
Income tax expense				2,764

Income from continuing operations before equity in non-consolidated affiliates				10,251
Equity in earnings of non-consolidated affiliates				223

Income from continuing operations				10,474

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,976)

Net income				7,498

Net (income) loss attributable to the noncontrolling interests	(4,994)	198	—	(4,796)
Net income attributable to MDC Partners Inc.				$2,702

Stock-based compensation	$6,067	$2,684	$3,482	$12,233

Supplemental Segment Information:

Capital expenditures	$16,228	$1,216	$1,234	$18,678

Goodwill and intangibles	$572,453	$421,330	$—	$993,783

Total Assets	$973,884	$553,637	$179,805	$1,707,326

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2015	$270,512	$29,559	$28,344	$328,415
2014	$249,128	$38,052	$22,211	$309,391
Nine Months Ended September 30,
2015	$793,904	$94,817	$78,522	$967,243
2014	$721,089	$107,993	$54,519	$883,601

11.    Commitments, Contingencies and Guarantees

Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.

Options to purchase. Noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2015 to 2022. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2015, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $18,574 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $119 by the issuance of share capital.

In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $49,153 only upon termination of such owner’s employment with the applicable subsidiary or death.

The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $3,599 less than the initial redemption value recorded in Redeemable Noncontrolling Interest.

Included in Redeemable Noncontrolling Interests at September 30, 2015 is $71,326 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the nine months ended September 30, 2015 and 2014, these operations did not incur any costs related to damages resulting from hurricanes.

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

Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations of the Company, except as set forth below under “Part II Other Information Item 1 Legal Proceedings” and under - “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q in connection with the SEC investigation and the related class action litigation claims.

Commitments.   At September 30, 2015, the Company had issued $5,035 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $5,420.

12.    New Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations. This update amends Topic 805 and requires that an acquirer (i) recognize adjustments to provision amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of its financial position and disclosures.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning January 1, 2016. The implementation of the amended accounting guidance is not expected to have a material impact on the consolidated financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. This update amends Topic 835 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company beginning January 1, 2016. The Company will adopt this amended guidance as of the quarter ended March 31, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning January 1, 2018. The Company is currently assessing the impact and choice of transition method.

13.    Subsequent Events and Other

SEC Investigation Update
The Special Committee of the Board of Directors (the “Special Committee”) and management have continued to fully cooperate with the SEC in connection with its ongoing investigation of the Company, including with respect to payments made to or on behalf of Miles Nadal and Nadal Management Limited. Mr. Nadal resigned from his position as CEO and as a Director of the Company’s Board of Directors, effective July 20, 2015, and agreed to repay to the Company specified expenses paid by the Company on his behalf and prior cash bonus awards.
Specifically, as of September 30, 2015, Mr. Nadal repaid to the Company an aggregate amount equal to $9,539 in respect of perquisites and improper payments identified by the Special Committee, and agreed to repay an additional $939 to the Company in two equal installments during the three month period ending December 31, 2015.
Separately, Mr. Nadal agreed to repay to the Company $10,582 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017. Mr. Nadal repaid to the Company the first installment of $1,000 in September, 2015. The Company recorded a charge of approximately $5,338 in the third quarter for the balance of prior cash bonus award amounts that will not be recovered. The Company also recorded income in the third quarter relating to the additional $1,877 that Mr. Nadal agreed to repay.
The SEC investigation of these expenses and related matters remains ongoing. For the three and nine months ended September 30, 2015, the Company has incurred $2,722 and $12,366, respectively, of professional expenses relating to the ongoing SEC investigation.
     Following Mr. Nadal’s resignation on July 20, 2015, and as part of the ongoing investigation, the Special Committee and management undertook to review third-party payments and identify assets purchased by the Company that were used exclusively by or may still have been in Mr. Nadal’s possession. In October 2015, Mr. Nadal repaid an additional $808 for, among other things, travel-related expenses that were paid on his behalf and for certain assets that the Company determined had no ongoing business purpose, including computer and IT equipment.

Class Action Litigation
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
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming as Defendants the Company, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the company’s public statements, as well as omitting to disclose material facts with respect to an SEC investigation. The Company also intends to vigorously defend this suit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2015 means the period beginning January 1, 2015, and ending December 31, 2015).

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

The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2015 and 2014 and the financial condition of the Company as of September 30, 2015. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2014 as reported on Form 10-K. All amounts are in dollars unless otherwise stated.

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

MDC manages the business by monitoring several financial and non-financial performance indicators. The key indicators that the Company reviews focus on the areas of revenues and operating expenses, which results in earnings before interest, income taxes and depreciation and amortization (“EBITDA”) and capital expenditures. Revenue growth is analyzed by reviewing the components and mix of the growth, including growth by major geographic location, existing growth by major reportable segment (organic), growth from currency changes and growth from acquisitions. The Company also monitors new client account win/loss records; the depth and scope of the pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of next generation management teams that are in place as part of the potential succession plan to succeed the current senior executive team.

MDC conducts its businesses through the Marketing Communications Group. Within the Marketing Communications Group, there is one reportable operating segment, Strategic Marketing Services, and another operating segment, Performance Marking Services. In addition, MDC has a “Corporate Group” which provides certain administrative, accounting, financial, human resources and legal functions. Through our operating “partners,” MDC provides advertising, consulting, customer relationship management, and specialized communication services to clients throughout the world.

The operating companies earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

MDC measures operating expenses in two distinct cost categories: cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to providing services. Direct costs include rebillable pass-through costs when the Company is acting as principle for certain client contracts. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Also included in office and general expenses are the changes of the estimated value of our contingent purchase price obligations, including the accretion of present value and acquisition related costs. Depreciation and amortization are also included in operating expenses.

Because the Company is a service business, these costs are monitored on a percentage of revenue basis. Cost of services sold tends to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. The Company also monitors the resulting EBITDA generated to assist in determining where investment needs to be made.

The Company measures capital expenses as either maintenance or investment related. Maintenance capital expenses are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses. Investment capital expenses include expansion costs, the build out of new capabilities, technology, or other growth initiatives not related to the day to day upkeep of the existing operations. Growth capital expenses are measured and approved based on the expected return of the invested capital.

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

Acquisitions and Dispositions. The Company's strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. The Company engaged in a number of acquisition and disposal transactions during the 2009 to 2015 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations:
Three Months Ended September 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$264,552	$63,863	$—	$328,415

Cost of services sold	168,367	44,558	—	212,925

Office and general expenses	52,933	10,777	15,076	78,786

Depreciation and amortization	6,445	5,577	1,064	13,086

Operating profit (loss)	36,807	2,951	(16,140)	23,618

Other Income (Expense):
Other expense, net				(15,623)
Interest expense and finance charges, net				(14,524)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(6,529)
Income tax benefit				(1,191)

Loss from continuing operations before equity in non-consolidated affiliates				(5,338)
Equity in earnings of non-consolidated affiliates				172

Loss from continuing operations				(5,166)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,316)

Net loss				(6,482)

Net income attributable to the noncontrolling interests	(1,930)	(192)	—	(2,122)
Net loss attributable to MDC Partners Inc.				$(8,604)

Stock-based compensation	$2,594	$508	$164	$3,266

Three Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$238,419	$70,972	$—	$309,391

Cost of services sold	156,667	48,882	—	205,549

Office and general expenses	48,524	11,354	10,937	70,815

Depreciation and amortization	6,895	4,368	421	11,684

Operating profit (loss)	26,333	6,368	(11,358)	21,343

Other Income (Expense):
Other expense, net				(9,641)
Interest expense and finance charges, net				(13,917)

Loss from continuing operations before income taxes and equity in non-consolidated affiliates				(2,215)
Income tax benefit				(266)

Loss from continuing operations before equity in non-consolidated affiliates				(1,949)
Equity in earnings of non-consolidated affiliates				81

Loss from continuing operations				(1,868)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,369)

Net loss				(3,237)

Net (income) loss attributable to the noncontrolling interests	(1,744)	59	—	(1,685)
Net loss attributable to MDC Partners Inc.				$(4,922)

Stock-based compensation	$1,816	$477	$1,144	$3,437

Nine Months Ended September 30, 2015
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$775,079	$192,164	$—	$967,243

Cost of services sold	515,624	132,762	—	648,386

Office and general expenses	151,023	22,586	32,560	206,169

Depreciation and amortization	19,360	16,797	3,236	39,393

Operating profit (loss)	89,072	20,019	(35,796)	73,295

Other Income (Expense):
Other expense, net				(29,315)
Interest expense and finance charges, net				(42,684)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				1,296
Income tax benefit				(566)

Income from continuing operations before equity in non-consolidated affiliates				1,862
Equity in earnings of non-consolidated affiliates				627

Income from continuing operations				2,489

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,281)

Net loss				(3,792)

Net income attributable to the noncontrolling interests	(6,977)	(366)	—	(7,343)
Net loss attributable to MDC Partners Inc.				$(11,135)

Stock-based compensation	$9,205	$2,467	$1,353	$13,025

Nine Months Ended September 30, 2014
(thousands of United States dollars)

	Strategic Marketing Services	Performance Marketing Services	Corporate	Total
Revenue	$683,340	$200,261	$—	$883,601

Cost of services sold	442,906	132,986	—	575,892

Office and general expenses	136,922	43,640	33,025	213,587

Depreciation and amortization	17,182	13,545	1,356	32,083

Operating profit (loss)	86,330	10,090	(34,381)	62,039

Other Income (Expense):
Other expense, net				(8,648)
Interest expense and finance charges, net				(40,376)

Income from continuing operations before income taxes and equity in non-consolidated affiliates				13,015
Income tax expense				2,764

Income from continuing operations before equity in non-consolidated affiliates				10,251
Equity in earnings of non-consolidated affiliates				223

Income from continuing operations				10,474

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(2,976)

Net income				7,498

Net (income) loss attributable to the noncontrolling interests	(4,994)	198	—	(4,796)
Net income attributable to MDC Partners Inc.				$2,702

Stock-based compensation	$6,067	$2,684	$3,482	$12,233

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

Revenue was $328.4 million for the quarter ended September 30, 2015, representing an increase of $19.0 million, or 6.1%, compared to revenue of $309.4 million for the quarter ended September 30, 2014. This revenue increase was driven by organic growth of $17.6 million, or 5.7% and acquisition growth of $10.4 million or 3.4%. The organic growth was driven by net new business wins and growth in most client sectors, most notably the automotive, health care, and consumer products sectors, offset by decreases in the financial and retail sectors. A strengthening of the US Dollar, primarily versus the Canadian Dollar, during the quarter ended September 30, 2015, resulted in decreased revenues of $9.0 million or 2.9% .

The operating profit for the quarter ended September 30, 2015 was $23.6 million, compared to operating profit of $21.3 million for the quarter ended September 30, 2014. The increase in operating profit was primarily the result of an increase in operating profit of $10.5 million in the Strategic Marketing Services segment, offset by a decrease in operating profit of $3.4 in the Performance Marketing Services segment and an increase in corporate expenses of $4.8 million.

Loss from continuing operations for the third quarter of 2015 was $5.2 million, compared to a loss of $1.9 million for the third quarter ended September 30, 2014. This increase in loss of $3.3 million was primarily the result of (i) an increase in other expense, net of $6.0 million, of which $4.6 million is related to foreign exchange and (ii) an increase in interest expense, net of $0.6 million. These changes were offset by an increase in operating profit of $2.3 million, an increase in income tax benefit of $0.9 million, and an increase in equity in earnings of non-consolidated affiliates of $0.1 million.

Marketing Communications Group

Revenues in the third quarter of 2015 attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $328.4 million compared to $309.4 million in the third quarter of 2014, representing a year-over-year increase of 6.1%.

The components of the increase in revenue in 2015 are shown in the following table:

	Revenue
	$ 000’s	%
Quarter ended September 30, 2014	$309,391
Organic	17,590	5.7%
Acquisitions	10,426	3.4%
Foreign exchange impact	(8,992)	(2.9)%
Quarter ended September 30, 2015	$328,415	6.1%

The geographic mix in revenues was consistent between the third quarter of 2015 and 2014 and is demonstrated in the following table:

	2015	2014
US	82%	82%
Canada	9%	12%
Other	9%	6%

The operating profit of the Marketing Communications Group increased from $32.7 million in the third quarter of 2014, to $39.8 million in the third quarter of 2015. Operating margins increased by 1.5% and were 12.1% for the third quarter of 2015, compared to 10.6% for the third quarter of 2014. The increase in operating profit and in operating margin was primarily due to increases in revenue and decreases in direct costs (excluding staff costs); offset by increases in staff cost. Direct costs decreased as a percentage of revenue from 17.2% in the third quarter of 2014, to 14.2% in the third quarter of 2015, as there were decreased pass-through costs incurred on the clients' behalf during the third quarter of 2015 where the Company was acting as principal for certain client contracts. Total staff costs increased as a percentage of revenue from 55.1% to 56.3%. This increase as a percentage of revenue was primarily due to decreased revenue in the Performance Marketing Services segment related to reduced billable pass-through costs where the Company was acting as principal. Office and general expenses was consistent as a percentage of revenue of 19.4% in both third quarters of 2014 and 2015. Depreciation and amortization increased from 3.6% in 2014 to 3.7% in the third quarter of 2015, due primarily to amortization expense relating to acquisitions completed throughout 2014 and 2015.

Strategic Marketing Services

Revenues attributable to the Strategic Marketing Services segment in the third quarter of 2015 were $264.6 million, compared to $238.4 million in the third quarter of 2014. The year-over-year increase of $26.1 million or 11.0% was attributable primarily to organic growth of 10.8% as a result of net new business wins and acquisition growth of 2.9%. A strengthening of the US Dollar in the third quarter of 2015 compared to the third quarter of 2014 resulted in a 2.7% decrease in revenue, primarily from the segment’s Canadian-based operations.

The operating profit of the Strategic Marketing Services segment increased by $10.5 million from $26.3 million in the third quarter of 2014 to $36.8 million in the third quarter of 2015. Operating margins increased from 11.0% in the third quarter of 2014 to 13.9% in the third quarter of 2015. The increase in operating profit and operating margins was primarily due to increases in revenue and decreases as a percentage of revenue in staff costs, direct costs (excluding staff costs), office and general expenses, and depreciation and amortization expense. Total staff costs decreased as a percentage of revenue from 58.6% in the third quarter of 2014 to 57.9% in the third quarter of 2015. This decrease was primarily due to the timing of revenue recognition in the third quarter of 2015. Direct costs decreased from 12.4% in the third quarter of 2014 to 11.6% in the third quarter of 2015 due to decreased pass-through costs incurred on the clients' behalf during the third quarter of 2015 where the Company was acting as principal versus agent for certain client contracts. Office and general expense decreased from 20.4% in the third quarter of 2014 to 20.0% in the third quarter of 2015. This was primarily due to increased revenue on relatively fixed costs. Depreciation and amortization decreased from 2.9% in the third quarter of 2014 to 2.4% in the third quarter of 2015, due primarily to decreased amortization expense from intangibles assets.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $63.9 million for the third quarter of 2015, a decrease of $7.1 million, or 10.0% compared to $71.0 million in the third quarter of 2014. The year-over-year decrease was attributed primarily to an organic revenue decline of 11.4%, offset by acquisition growth of 5.1%. The organic revenue decline was primarily due to $8.5 million of decreased billable pass-through costs incurred on the client's behalf from the Company acting as principal, which is offset in decreased cost of services sold. In addition, a strengthening of the US Dollar versus the Canadian Dollar in the third quarter of 2015 compared to the third quarter of 2014 resulted in a decrease in revenue of 3.7% from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services decreased by $3.4 million, from $6.4 million in the third quarter of 2014 to $3.0 million in the third quarter of 2015. Operating margins decreased from 9.0% in the third quarter of 2014 to 4.6% in the third quarter of 2015. The decrease in operating profits and operating margins was primarily due to decreases in revenue which was offset by decreases in direct costs (excluding staff costs). Staff costs, office and general expenses and depreciation and amortization increased as a percentage of revenue. Total staff costs increased by $1.0 million and as a percentage of revenue increased from 43.4% in the third quarter of 2014 to 49.7% in the third quarter of 2015, primarily due to the decreased revenue from billable pass-through costs. Office and general costs decreased by $0.6 million and increased as a percentage of revenue from 16.0% in the third quarter of 2014 to 16.9% in the third quarter of 2015. The increase as a percentage of revenue was primarily due to relatively fixed costs on decreased revenues and an increase of $1.8 million of expense relating to estimated deferred acquisition consideration. Direct costs decreased from 33.3% in the third quarter of 2014 to 25.2% in the third quarter of 2015 as there were decreased pass-through costs incurred on the clients' behalf during the third quarter of 2015 where the Company was acting as principal for certain client contracts. Depreciation and amortization increased from 6.2% in the third quarter of 2014 to 8.7% in the third quarter of 2015 due primarily to amortization expense relating to acquisitions completed in 2015.

Corporate

Operating costs related to the Company’s corporate operations increased $4.7 million to $16.1 million in the third quarter of 2015, from $11.4 million in the third quarter of 2014. This increase in 2015 was primarily related to (i) a one-time charge of $5.8 million for the balance of prior cash bonus award amounts that were paid to the former Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements, and (ii) the write-off of certain assets related to the termination of the former CEO and CAO of $1.1 million. In addition, the Company incurred increased legal fees of $2.7 million primarily related to the ongoing SEC inquiry, offset by the reimbursement of $1.9 million from the former CEO. In addition, there were decreases in compensation and related costs of $1.9 million, reductions in travel and entertainment of $0.8 million, reductions of $0.4 million in advertising and promotional costs, and various other administrative expenses of $0.5 million. These decreases were offset in part by increased depreciation and amortization expense of $0.6 million.

Other expense, Net

Other expense increased to $15.6 million in the third quarter of 2015 compared to $9.6 million in the third quarter of 2014. The increase was primarily related to unrealized foreign exchange losses. Specifically, these unrealized gains and losses were due primarily to the fluctuation in the US Dollar during the third quarter of 2015 and the third quarter of 2014 compared to the Canadian Dollar primarily on the Company’s US Dollar denominated intercompany balances with its Canadian subsidiaries.

Net Interest Expense

Net interest expense for the third quarter of 2015 was $14.5 million, an increase of $0.6 million over the $13.9 million of net interest expense incurred during the third quarter of 2014.

Income Tax expense (benefit)

Income tax benefit was $1.2 million for the third quarter of 2015, compared to a benefit of $0.3 million for the third quarter of 2014. The Company’s effective tax rate in the third quarter of 2015 and in the third quarter of 2014 was substantially lower than the statutory rate due primarily to the utilization of previously fully reserved net operating losses, noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock-based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had income of $0.2 million in the third quarter of 2015 and $0.1 million in the third quarter of 2014 .

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $2.1 million for the third quarter of 2015, an increase of $0.4 million from the $1.7 million of noncontrolling interest expense incurred during the third quarter of 2014, primarily due to the Company’s increase in profitability of certain entities within both the Strategic Marketing Services segment and Performance Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

The loss from discontinued operations was $1.3 million for the third quarter of 2015, and a loss of $1.4 million for the third quarter of 2014.

Net Income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the third quarter of 2015 was $8.6 million, or $0.17 per diluted share. This amount is compared to a net loss attributable to MDC Partners Inc. of $4.9 million or $0.10 per diluted share reported for the third quarter of 2014.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Revenue was $967.2 million for the nine months ended September 30, 2015, representing an increase of $83.6 million, or 9.5%, compared to revenue of $883.6 million for the nine months ended September 30, 2014. This revenue increase related primarily to organic growth of $62.3 million or 7.1%, and acquisition growth of $43.3 million or 4.9%. The organic growth was driven by net new business wins and growth in most client sectors most notably the automotive and health care sectors offset by decreases in the financial and retail sectors. A strengthening of the US Dollar, primarily versus the Canadian Dollar during the nine months ended September 30, 2015, resulted in decreased revenues of $22.0 million or 2.5%.

The operating profit for the nine months ended September 30, 2015 was $73.3 million, compared to operating profit of $62.0 million for the nine months ended September 30, 2014. The increase in operating profit was primarily the result of an increase in operating profit of $9.9 million in the Performance Marketing Services segment, an increase in operating profit of $2.7 million in the Strategic Marketing Services segment, and a decrease in corporate expenses of $1.4 million.

Income from continuing operations for the nine months ended September 30, 2015 was $2.5 million, compared to $10.5 million for the nine months ended September 30, 2014. This decrease of $8.0 million was primarily the result of an increase in other expense, net of $20.7 million related to an increase of $19.4 million in unrealized foreign exchange loss, and an increase in interest expense, net of $2.3 million. These amounts were offset by an increase in operating profit of $11.3 million, a decrease in income tax expense of $3.3 million and an increase in equity in earnings of non-consolidated affiliates of $0.4 million.

Marketing Communications Group

Revenues in the nine months of 2015 attributable to the Marketing Communications Group, which consists of two segments — Strategic Marketing Services and Performance Marketing Services, were $967.2 million, compared to $883.6 million in the nine months of 2014, representing a year-over-year increase of 9.5%.

The components of the increase in revenue in the nine months ended September 30, 2015 are shown in the following table:

	Revenue
	$ 000’s	%
Nine months ended September 30, 2014	$883,601
Organic	62,328	7.1%
Acquisitions	43,296	4.9%
Foreign exchange impact	(21,982)	(2.5)%
Nine months ended September 30, 2015	$967,243	9.5%

The geographic mix in revenues was consistent between the first nine months of 2015 and 2014 and is demonstrated in the following table:

	2015	2014
US	82%	82%
Canada	10%	12%
Other	8%	6%

The operating profit of the Marketing Communications Group increased by $12.7 million to $109.1 million in the first nine months of 2015 from $96.4 million in the first nine months of 2014. Operating margins increased to 11.3% in the first nine months of 2015 from 10.9% in the first nine months of 2014. The increase in operating profit and margin was primarily due to the increases in revenue and decreases as a percentage of revenue in office and general expenses and direct costs (excluding staff costs), offset by increases in staff costs and depreciation and amortization. Office and general expenses decreased as a percentage of revenue from 20.4% in the first nine months of 2014 to 17.9% in the first nine months of 2015. This decrease was primarily due to a decrease of $20.3 million in expense relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs. Direct costs decreased as a percentage of revenue from 15.3% in the first nine months of 2014, to 14.9% in the first nine months of 2015, as there were decreased pass-through costs incurred on the clients’ behalf during the first nine months of 2015 where the Company was acting as principal versus agent for certain client contracts. Total staff costs increased as a percentage of revenue from 56.1% in the first nine months of 2014 to 58.1% in the first nine months of 2015. This increase as a percentage of revenue was primarily due to decreased revenue in the Performance Marketing Services segment related to reduced billable pass-through costs where the Company was acting as principal. Total staff costs were also impacted by increased severance of $5.1 million. Depreciation and amortization as a percentage of revenue increased from 3.5% in the first nine months of 2014 to 3.7% in the first nine months of 2015 primarily due to amortization expense relating to acquisitions completed throughout 2014 and 2015.

Strategic Marketing Services

Revenues attributable to the Strategic Marketing Services segment in the nine months of 2015 were $775.1 million, compared to $683.3 million in the first nine months of 2014. The year-over-year increase of $91.7 million or 13.4% was attributable primarily to organic growth of $70.6 million or 10.3% as a result of net new business wins and acquisition growth of $37.2 million or 5.4%. A strengthening of the US Dollar in the first nine months of 2015 compared to the first nine months of 2014 resulted in a 2.3% decrease in revenue, primarily from the segment’s Canadian-based operations.

The operating profit of Strategic Marketing Services increased by $2.7 million from $86.3 million in the first nine months of 2014 to $89.1 million in the first nine months of 2015. Operating margins decreased from 12.6% in the first nine months of 2014 to 11.5% in the first nine months of 2015. The increase in operating profit and decrease in operating margin was primarily due to increases in revenue offset by increases in total staff costs and direct costs (excluding labor). Total staff costs increased as a percentage of revenue from 59.3% in the first nine months of 2014 to 60.1% in the first nine months of 2015. This increase as a percentage of revenue was primarily due to timing of revenue recognized in the first nine months of 2015. Total staff costs were also impacted by increased severance of $4.4 million. Direct costs increased as a percentage of revenue from 11.0% in the first nine months of 2014 to 12.5% in the first nine months of 2015. Direct costs increased as there were increased pass-through costs incurred on clients' behalf during the first nine months of 2015. Office and general expenses decreased as a percentage of revenue from 20.0% in the first nine months of 2014 to 19.5% in the first nine months of 2015. The decrease was due primarily to a decrease of $5.7 million in expense relating to estimated deferred acquisition consideration and increased revenue on relatively fixed costs. Depreciation and amortization as a percentage of revenue was 2.5% in the first nine months of both 2014 and 2015.

Performance Marketing Services

The Performance Marketing Services segment generated revenues of $192.2 million for the first nine months of 2015, a decrease of $8.1 million, or 4.0% compared to $200.3 million in the first nine months of 2014. The year-over-year decrease was attributed primarily to an organic revenue decline of 4.1% and a decline of 3.0% from foreign exchange, offset by acquisition growth of 3.1%. The organic revenue decline was primarily due to $14.2 million of decreased billable pass-through costs incurred on the client's behalf from the Company acting as principal, which is offset in decreased cost of services sold. The strengthening of the US Dollar versus the Canadian Dollar in the first nine months of 2015 compared to the first nine months of 2014, resulted in the decrease in revenue from the segment’s Canadian-based operations.

The operating profit of Performance Marketing Services increased by $9.9 million from operating profit of $10.1 million in the first nine months of 2014 to $20.0 million in the first nine months of 2015. Operating margins increased from 5.0% in the first nine months of 2014 to 10.4% in the first nine months of 2015. This increase in operating profit and operating margins was due to decreases in office and general expenses, direct costs (excluding staff costs), and offset by decreases in revenue, increased total staff costs and depreciation and amortization. Office and general costs decreased from 21.8% in the first nine months of 2014 to 11.8% in the first nine months of 2015. The decrease was primarily due to a decrease of $14.6 million in expense relating to estimated deferred acquisition consideration. Direct costs decreased by 20.4% and decreased as a percentage of revenue from 29.6% in the first nine months of 2014 to 24.6% in the first nine months of 2015. Direct costs decreased as there were less pass-through costs incurred on client's behalf during the first nine months of 2015. Total staff costs increased by $5.3 million and as a percentage of revenue from 45.2% in the first nine months of 2014 to 49.9% in the first nine months of 2015. The increase in staff costs as a percentage of revenue was primarily due to the decrease in revenue from reduced billable pass-through costs. Depreciation and amortization increased from 6.8% in the first nine months of 2014 to 8.7% in the first nine months of 2015 due primarily to amortization expense relating to acquisitions completed in 2014 and 2015.

Corporate

Operating costs related to the Company’s Corporate operations increased $1.4 million to $35.8 million in the first nine months of 2015 from $34.4 million in the first nine months of 2014. This increase was primarily related to (i) $12.4 million of legal fees related to the ongoing SEC inquiry, (ii) a one-time charge of $5.8 million for the balance of prior cash bonus award amounts that were paid to the Company's former CEO and CAO but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements, and (iii) the write-off of certain assets related to the termination of the former CEO and CAO of $1.1 million, offset by $10.5 million of repayments from the Company's former CEO. In addition, there were reductions in (i) compensation-related costs of $4.3 million, (ii) travel and entertainment expenses of $2.6 million, and (iii) advertising and promotional expenses of $2.5 million. These expense reductions were offset by increases in various other administrative expenses of $0.1 million and $1.9 million in depreciation and amortization.

Other expense, Net

Other expense increased to $29.3 million in the first nine months of 2015 compared to $8.6 million in the first nine months of 2014. The increase in other expense was primarily related to an unrealized foreign exchange loss of $10.4 million million in the first nine months of 2014 compared to an unrealized foreign exchange loss of $29.8 million in the first nine months of 2015. Specifically, these unrealized losses were due primarily to the fluctuation in the US Dollar during 2015 and 2014, compared to the Canadian Dollar, on the Company’s US Dollar denominated intercompany balances with its Canadian subsidiaries. Additionally, in the first nine months of 2015, the Company had other income of $0.5 million compared to $1.8 million in the first nine months of 2014.

Net Interest Expense

Net interest expense for the first nine months of 2015 was $42.7 million, an increase of $2.3 million over the $40.4 million of net interest expense incurred during the first nine months of 2014. The increase in interest expense in the first nine months of 2015 was due to the issuance of the additional $75 million in principal amount of the 6.75% Notes in April 2014.

Income Tax expense (benefit)

Income tax benefit was $0.6 million for the first nine months of 2015 compared to expense of $2.8 million for the first nine months of 2014. The Company’s effective tax rate in 2015 and 2014 was substantially lower than the statutory rate due primarily to the utilization of previously fully reserved net operating losses and noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock-based compensation.

The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.

Equity in Affiliates

Equity in affiliates represents the income attributable to equity-accounted affiliate operations. Equity in affiliates had income of $0.6 million in the first nine months of 2015 compared to $0.2 million in the first nine months of 2014.

Noncontrolling Interests

Net income attributable to the noncontrolling interests was $7.3 million for the first nine months of 2015, an increase of $2.5 million from the $4.8 million of noncontrolling interest expense incurred during the first nine months of 2014, primarily due to the Company’s increases in profitability of certain entities within the Strategic Marketing Services segment and Performance Marketing Services segment.

Discontinued Operations Attributable to MDC Partners Inc.

Loss from discontinued operations was $6.3 million for the first nine months of 2015, compared to $3.0 million for the first nine months of 2014. The increase in loss from discontinued operations resulted from the 2014 strategic decision to sell the net assets of the Company's Accent operations.

Net income (loss) attributable to MDC Partners Inc.

As a result of the foregoing, the net loss attributable to MDC Partners Inc. recorded for the first nine months of 2015 was a loss of $11.1 million, or a loss of $0.22 per diluted share.  This amount compares to net income attributable to MDC Partners Inc. of $2.7 million, or of $0.05 per diluted share, reported for the first nine months of 2014.

Liquidity and Capital Resources:

Liquidity

The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2015	As of and for the nine months ended September 30, 2014	As of and for the year ended December 31, 2014
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$15,758	$42,462	$113,348
Working capital (deficit)	$(326,538)	$(256,469)	$(269,262)
Cash from (used in) operations	$(10,489)	$35,384	$133,942
Cash from (used in) investing	$(25,622)	$(79,223)	$(99,686)
Cash from (used in) financing	$(63,673)	$(15,512)	$(15,428)
Long-term debt to total equity ratio	(1.85)	(2.73)	(2.13)
Fixed charge coverage ratio	1.03	1.26	1.23

It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.

The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.

Working Capital

At September 30, 2015, the Company had a working capital deficit of $326.5 million compared to a deficit of $269.3 million at December 31, 2014. Working capital deficit increased by $57.3 million, of which $15.2 million related to an increase in short term deferred acquisition consideration and the remainder was primarily due to the Company's growing media business, which impacts the timing of client collections and amounts paid to suppliers. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2015, $3.9 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.

 The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.

Cash Flows

Operating Activities

Cash flows used in continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2015 was $9.1 million. This was attributable to an increase in accounts receivable of $63.1 million, an increase in expenditures billable to clients of $16.6 million, adjustments to deferred acquisition consideration of $3.9 million, deferred income taxes of $1.0 million, a decrease in advanced billings of $7.7 million, an increase in prepaid expenses and other current assets of $1.4 million, a decrease in accounts payable, accruals, and other liabilities of $0.1 million and earnings of non-consolidated affiliates of $0.6 million. This was offset by income from continuing operations of $2.5 million, depreciation, amortization of intangibles, and stock compensation of $52.4 million, amortization of deferred finance charges and debt discount of $1.7 million, a net decrease in other non-current assets and liabilities of $3.9 million, and foreign exchange of $24.7 million. Discontinued operations attributable to MDC Partners used cash of $1.3 million in the nine months ended September 30, 2015.

Cash flows provided by continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2014 was $39.0 million. This was attributable to income from continuing operations of $10.5 million, depreciation and amortization of intangibles and stock-based compensation of $44.3 million, adjustments to deferred acquisition consideration of $16.1 million, amortization of deferred finance charges and debt discount of $1.7 million, an increase in accounts payable, accruals, and other liabilities of $14.2 million, an increase in advanced billings of $51.4 million, foreign exchange of $8.0 million and deferred income taxes of $3.2 million. This was offset by an increase in accounts receivable of $55.1 million, expenditures billable to clients of $38.9 million, a net increase in other non-current assets and liabilities of $11.1 million, an increase in prepaid expenses and other current assets of $5.1 million. Discontinued operations attributable to MDC Partners used cash of $3.6 million in the nine months ended September 30, 2014.

Investing Activities

Cash flows used in investing activities was $25.6 million for the nine months ended September 30, 2015, compared with cash flows used of $79.2 million in the nine months ended September 30, 2014. In the nine months ended September 30, 2015, the Company used $21.1 million, net of cash acquired for acquisitions.

In the nine months ended September 30, 2015, capital expenditures totaled $17.7 million, of which $16.1 million was incurred by the Strategic Marketing Services segment, $1.3 million was incurred by the Performance Marketing Services segment, and $0.3 million was incurred by corporate. In the nine months ended September 30, 2014, capital expenditures totaled $18.7 million of which $16.2 million was incurred by the Strategic Marketing Services segment, $1.2 million was incurred by the Performance Marketing Services segment, and $1.2 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. For the nine months ended September 30, 2015, discontinued operations provided cash of $17.1 million, of which $18.3 million related to proceeds from the sale of the Company's Accent operations. For the nine months ended September 30, 2014, discontinued operations used cash of $2.0 million related to capital expenditures.

In the nine months ended September 30, 2015, the Company used $21.1 million, net of cash acquired for the acquisition of Y Media LLC and working capital payments for 2014 acquisitions. In addition, the Company paid $6.5 million for other investments. These outflows were offset by $2.5 million of profit distributions from affiliates.

In the nine months ended September 30, 2014, the Company used $57.7 million, net of cash acquired for the acquisitions of Kingsdale Partners LP and Luntz Global Partners LLC. In addition, the Company paid $3.7 million for other investments. These outflows were offset by $2.8 million of profit distributions from affiliates.

Financing Activities

During the nine months ended September 30, 2015, cash flows used in financing activities amounted to $63.7 million, and consisted of $133.0 million of acquisition related payments, of which $37.4 million related to closing payments for the purchase of additional equity in our majority owned subsidiaries, payment of dividends of $31.7 million, distributions to noncontrolling partners of $9.5 million, the purchase of treasury shares for income tax withholding requirements of $1.8 million, and repayments of long term debt of $0.4 million. These outflows were offset by proceeds from the revolving credit agreement of $85.3 million and cash overdrafts of $27.2 million.

During the nine months ended September 30, 2014, cash flows used in financing activities amounted to $15.5 million, and consisted primarily of $71.3 million of acquisition related payments, payments of dividends of $28.1 million, the purchase of treasury shares for income tax withholding requirements of $4.8 million, distributions to noncontrolling partners of $6.0 million, and deferred financing costs of $2.4 million, and repayments of long term debt of $0.3 million. These outflows were offset by proceeds from the additional issuance of $78.9 million of Senior Notes due 2020 and cash overdrafts of $18.4 million.

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

Debt as of September 30, 2015 was $827.2 million, an increase of $84.1 million, compared with $743.1 million outstanding at December 31, 2014.  This increase in debt was a result of the Company’s borrowing on the Credit Agreement in order to fund working capital. At September 30, 2015, approximately $165.9 million was available under the Credit Agreement.

The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the Credit Agreement, or if the Company uses the maximum available amount under the Credit Agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to acquisitions and redeemable noncontrolling interests would be adversely affected.

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2015, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2015
Total Senior Leverage Ratio	0.5
Maximum per covenant	2.0

Total Leverage Ratio	4.3
Maximum per covenant	5.5

Fixed Charges Ratio	2.5
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$195,240
Minimum per covenant	$105,000

These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. Some of these measures include, among other things, proforma adjustments for acquisitions, one-time charges, and other items, as defined in the Credit Agreement. They are presented here to demonstrate compliance with the covenants in the Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Deferred Acquisition Consideration and Other Balance Sheet Commitments

Acquisitions of a business, or a majority interest of a business, by the Company may include future additional contingent purchase price obligations payable to the seller, which are recorded as Deferred Acquisition Consideration liabilities on the Company’s balance sheet at the estimated acquisition date fair value and are remeasured at each reporting period. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, the rate of growth of those earnings. The actual amount that the Company pays in connection with such contingent purchase obligations may differ materially from this estimate.

In connection with such contingent purchase obligations, the Company may have the option or, in some cases, the requirement, to purchase the remaining interest. Generally, the Company’s option or requirement to purchase the incremental ownership interest coincides with the final payment of the purchase price obligation obligations related to the Company’s initial majority acquisition. In the event the Company subsequently acquires the remaining incremental ownership interest, the acquisition fair value of the purchase price, net of any cash paid at closing, is recorded as a liability, any noncontrolling interests are removed and any difference between the purchase price and noncontrolling interest is recorded to additional paid-in capital.

The Deferred Acquisition Consideration and Redeemable Noncontrolling Interests are impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, and (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance. Redeemable Noncontrolling Interest are not adjusted below the related initial redemption value. Significant changes in actual results and metrics, such as profit margins and growth rates among others, relative to expectations would result in a higher or lower redemption value adjustment. In addition, the Deferred Acquisition Consideration and Redeemable Noncontrolling Interests could be materially impacted by future acquisition activity, if any, and the particular structure of such acquisitions.

As result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the Deferred Acquisition Consideration and Redeemable Noncontrolling Interests.

The following table presents the changes in the Deferred Acquisition Consideration by segment for the nine months ending September 30, 2015:

	Strategic Marketing Services	Performance Marketing Services	Total
Beginning Balance of contingent payments	$110,727	$61,500	$172,227
Payments	(54,339)	(22,857)	(77,196)
Grants	131,437	31,731	163,168
Redemption value adjustments	6,033	(8,383)	(2,350)
Foreign translation adjustment	(176)	(3,403)	(3,579)
Ending Balance of contingent payments	193,682	58,588	252,270
Fixed payments	25,948	13,509	39,457
	$219,630	$72,097	$291,727

As noted above, owners of interests in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The owners’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and in certain cases termination of employment. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2015 to 2022. It is not determinable, at this time, if or when the owners of these contractual rights will exercise all or a portion of these rights.

The amount payable by the Company in the event such contractual rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2015, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $18.6 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $1.2 million less than the initial redemption value recorded in Redeemable Noncontrolling Interests. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of the Company’s Class A subordinate voting shares.

The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through the incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.3 million of the estimated $18.6 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.3 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2015	2016	2017	2018	2019 & Thereafter	Total
	($ Millions)
Cash	$2.3	$1.9	$2.9	$1.8	$9.6	$18.5
Shares	—	—	0.1	—	—	0.1
	$2.3	$1.9	$3.0	$1.8	$9.6	$18.6	(1)
Operating income before depreciation and amortization to be received(2)	$1.5	$—	$1.4	$—	$1.4	$4.3
Cumulative operating income before depreciation and amortization(3)	$1.5	$1.5	$2.9	$2.9	$4.3		(5)

(1)
This amount is in addition to $52.7 million of (i) options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in Redeemable Noncontrolling Interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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

Estimates.  The preparation of the Company’s financial statements in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities (including goodwill, intangible assets, redeemable noncontrolling interests and deferred acquisition consideration), valuation allowances for receivables, deferred income tax assets and stock-based compensation, as well as the reported amounts of revenue and expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

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

Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as a liability and are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. The liability is adjusted quarterly based on changes in current information affecting each subsidiary's current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations. In addition, certain acquisitions also include options to purchase additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests.

For each of the Company's acquisitions, a detailed review is undertaken to identify other intangible assets and a valuation is performed for all such identified assets. The Company's uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that the Company acquires is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

Acquisitions, Goodwill and Other Intangibles.   The Company reviews goodwill and other indefinite live intangible assets for impairment annually at the beginning of the fourth quarter and whenever events or circumstances indicate that the carrying amount may not be recoverable.

The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying value of its reporting units exceeds their respective fair value or proceeding directly to the two-step impairment test. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment is deemed necessary. Otherwise, goodwill must be tested for impairment using a two-step process. In addition, the two-step process must be applied for any reporting units not included in the qualitative assessment. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates.
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

The Company treats amounts paid by shareholders to employees as a stock-based compensation charge with a corresponding credit to additional paid-in capital.

From time to time, certain acquisitions and step-up transactions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation.

New Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations.This update amends Topic 805 and requires that an acquirer (i) recognize adjustments to provision amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of its financial position and disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning on January 1, 2016. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. This update amends Topic 835 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company beginning January 1, 2016. The Company will adopt this amended guidance as of the quarter ended March 31, 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update supersedes Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity must apply a five-step approach. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This guidance is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact and choice of transition method.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with the SEC’s ongoing investigation and the related class action litigation claims;

•	risks associated with severe effects of international, national and regional economic conditions;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

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

Debt Instruments:  At September 30, 2015, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.75% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, US bank prime rate and US base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $85.3 million borrowings under the Credit Agreement, as of September 30, 2015, a 1.0% increase or decrease in the weighted average interest rate, which was 3.98% at September 30, 2015, would have an interest impact of $0.9 million.

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

The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and foreign entities. For every one cent change in the exchange rate between the US and foreign currencies, the Company will incur a $2.4 million impact to its financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. However, our disclosure controls and procedures are designed to provide reasonable assurances of achieving our control objectives.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is appropriate.

Changes in Internal Control Over Financial Reporting

Except as set forth in the next section, there were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our CEO and CFO, incorporated herein as Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

Implementation of Additional Procedures

In connection with the matters described in more detail under Part II, Item 1 (Legal Proceedings), we have adopted and implemented a series of remedial steps to improve and strengthen our disclosure and internal controls and procedures regarding travel, entertainment and related expenses. The remedial steps include:

•
Adoption and implementation of a new Private Aircraft Usage Policy and a new Travel & Entertainment Policy. Effective July 20, 2015, the Board and management determined that we would not permit the use of any private aircraft by our directors and officers.

•	Quarterly review and reporting to our Audit Committee with respect to compliance by our executive officers with travel and expense reimbursement policies.

•	Implementation of new controls and approval procedures for our authorization of wire transfer payments.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

SEC Investigation
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations, except as set forth below and under “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q in connection with the SEC investigation and related litigation.
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
In 2014, the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee is being advised by Bruch Hanna LLP, as special independent advisor, and by Simpson Thacher & Bartlett LLP, as legal counsel. The Special Committee, through its counsel, conducted an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses that lacked appropriate substantiation, over a six (6) year period. Following this review, through September 30, 2015, Mr. Nadal paid the Company for the expenses for which the Company sought reimbursement, in an aggregate amount of $9,538,500.
On July 20, 2015, Mr. Nadal resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. In addition, Mr. Nadal agreed to repay the Company $10,581,605 in connection with repayment obligations pursuant to prior cash bonus awards. Through September 30, 2015, Mr. Nadal has paid $1 million of this amount, and is obligated to repay the remaining balance in four installments, with the last to be paid on December 31, 2017. Michael Sabatino, the Company’s former Chief Accounting Officer (“CAO”), also resigned, effective on July 20, 2015.
Following Mr. Nadal’s resignation, and as part of the ongoing investigation, the Special Committee and management undertook to review third-party payments and identify assets purchased by the Company that were used exclusively by or may still have been in Mr. Nadal’s possession. In October 2015, Mr. Nadal repaid an additional $808,001 for, among other things, travel-related expenses that were paid on his behalf and for certain assets that the Company determined had no ongoing business purpose, including computer and IT equipment.
Class Action Litigation
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
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming as Defendants the Company, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the company’s public statements, as well as omitting to disclose material facts with respect to an SEC investigation. The Company also intends to vigorously defend this suit.

Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than the following updated risk factor:

The Company is the subject of an ongoing SEC investigation, which could divert management’s attention and result in substantial investigation expenses, monetary fines and other possible remedies.
On October 5, 2014, the Company received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. See “Item 1 - Legal Proceedings” of this Quarterly Report on Form 10-Q for more information about the subpoena and related matters. The SEC's subpoena requests the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s then-current CEO, Miles Nadal; (ii) the Company’s goodwill and certain other accounting practices; and (iii) information relating to trading in the Company’s securities. The investigation is ongoing and the Company is fully cooperating with the SEC.
In connection with this production of documents, the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee conducted an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses which lacked appropriate substantiation, over a six (6) year period. Following this review, through September 30, 2015, Mr. Nadal paid the Company for the expenses for which the Company sought reimbursement, in an aggregate amount of $9,538,500.
On July 20, 2015, Mr. Nadal resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. Michael Sabatino, the Company’s former Chief Accounting Officer, also resigned, effective on July 20, 2015. Following Mr. Nadal’s resignation, and as part of the ongoing investigation, the Special Committee and management undertook to review third-party payments and identify assets purchased by the Company that were used exclusively by or may still have been in Mr. Nadal’s possession. In October 2015, Mr. Nadal repaid an additional $808,001 for, among other things, travel-related expenses that were paid on his behalf and for certain assets that the Company determined had no ongoing business purpose, including computer and IT equipment.
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

Although we maintain insurance for claims and lawsuits of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the SEC investigation and the fees and potential damages and/or settlement costs relating to the recently filed class action lawsuits. Moreover, adverse publicity associated with regulatory actions and investigations could decrease client demand for our partner agencies' services. As a result, the SEC investigation and the recently filed securities class action lawsuits described in more detail under Part II, Item 1 (Legal Proceedings), and any future lawsuits or investigations involving the Company or our current or former officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our Class A shares.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Retirement of Stephen Pustil

Effective October 31, 2015, Stephen Pustil retired from the Company as Vice Chairman. In connection with his retirement, Mr. Pustil entered into a Retirement and Separation Agreement with the Company, pursuant to which Mr. Pustil is entitled to an aggregate payment of CAD $1,270,000, payable in equal monthly installments during the twelve (12) month consulting period beginning effective November 1, 2015, and continuing through and until October 31, 2016.  During the consulting period, Mr. Pustil has agreed to assist the Company in connection with certain real estate transition matters. The foregoing summary is qualified in its entirety by reference to the Retirement and Separation Agreement, included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.     Exhibits

The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

November 3, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement between the Company and Scott Kauffman, dated as of August 6, 2015.*

10.2	Agreement of Retirement, Settlement and Release between the Company and Stephen Pustil, dated October 30, 2015.*

10.3	Separation Agreement between the Company and Michael Sabatino, dated as of July 29, 2015.*

10.4	Separation Agreement between the Company and Miles Nadal, dated as of July 20, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2015).

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of Marketing Communications Companies.*

101	Interactive data file.*

* Filed electronically herewith.