Form 10-K
period 2015-12-31
MDC PARTNERS INC
filed 2016-02-26
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
Commission File Number 001-13718

MDC PARTNERS INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
745 Fifth Avenue, 19th Floor
New York, New York, 10151
(646) 429-1800
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Subordinate Voting Shares, no par value	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2015 was approximately $858.1 million, computed upon the basis of the closing sales price ($19.70/share) of the Class A subordinate voting shares on that date.
As of February 26, 2016, there were 49,994,459 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners,” “MDC,” the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in the Annual Report on Form 10-K to “Partner Firms” generally refer to the Company's subsidiary agencies.
All dollar amounts are stated in US Dollars unless otherwise stated.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2016, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources and Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions”.
AVAILABLE INFORMATION
Information regarding the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”). The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Annual Report or Form 10-K. Any document that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room located at 100 F. Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.
The Company’s Code of Conduct (Whistleblower Policy) and each of the charters for the Audit Committee, Human Resources and Compensation Committee and Nominating and Corporate Governance Committee, are available free of charge on the Company’s website at http://www.mdc-partners.com or by writing to MDC Partners Inc., 745 Fifth Avenue, 19th Floor, New York, New York 10151, Attention: Investor Relations.

ii

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, recent business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with the SEC's ongoing investigation and the related class action litigation claim;

•	risks associated with severe effects of international, national and regional economic conditions;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

•
the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to redeemable noncontrolling interests and deferred acquisition consideration;

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•	foreign currency fluctuations.
The Company’s business strategy includes ongoing efforts to engage in acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under the Credit Agreement (as defined below) and through incurrence of bridge or other debt financing, any of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.
Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K under Item 1A, under the caption “Risk Factors” and in the Company’s other SEC filings.
SUPPLEMENTARY FINANCIAL INFORMATION
The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

iii

PART I
Item 1. Business
MDC PARTNERS INC.
MDC was formed by Certificate of Amalgamation effective December 19, 1986, pursuant to the Business Corporations Act (Ontario). Effective December 19, 1986, MDC amalgamated with Branbury Explorations Limited, and thereby became a public company operating under the name of MDC Corporation. On January 1, 2004, MDC changed its name to its current name, MDC Partners Inc., and on June 28, 2004, MDC was continued under Section 187 of the Canada Business Corporations Act. MDC’s registered address is located at 33 Draper Street, Toronto, Ontario, M5V 2M3, and its head office address is located at 745 Fifth Avenue, 19th Floor, New York, New York 10151.
About Us
MDC is a leading provider of global marketing, advertising, activation, communications and strategic consulting solutions. MDC and its Partner Firms (as defined below) deliver a wide range of customized services, including (1) global advertising and marketing services, (2) media buying, planning and optimization, (3) interactive and mobile marketing, (4) direct marketing, (5) database and customer relationship management, (6) sales promotion, (7) corporate communications, (8) market research, (9) data analytics and insights, (10) corporate identity, design and branding services, (11) social media communications, (12) product and service innovation and (13) e-commerce management.
Market Strategy
MDC’s strategy is to build, grow and acquire market-leading businesses that deliver innovative, value-added marketing, activation, communications and strategic consulting services to their clients. By doing so, MDC strives to be a partnership of marketing communications and consulting companies (or “Partner Firms”) whose strategic, creative and innovative solutions are media-agnostic, challenge the status quo, achieve measurable superior returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
The MDC model is driven by three key elements:
Perpetual Partnership.  The perpetual partnership model creates ongoing alignment of interests between MDC and its Partner Firms to drive the Company's overall performance by (1) identifying the “right” Partner Firms with a sustainable differentiated position in the marketplace, (2) creating the “right” partnership structure by taking a majority ownership position and leaving a substantial noncontrolling equity or economic ownership position in the hands of operating management to incentivize long-term growth, (3) providing succession planning support and compensation models to incentivize future leaders and second-generation executives, (4) leveraging the network's scale to provide access to strategic resources and best practices and (5) focusing on delivering financial results.
Entrepreneurialism.  The entrepreneurial spirit of both MDC and its Partner Firms is optimized through (1) its unique perpetual partnership model that incentivizes senior-level involvement and ambition, (2) access to shared resources within the Corporate Group that allow individual firms to focus on client business and company growth and (3) MDC’s collaborative creation of customized solutions to support and grow Partner Firm businesses.
Human and Financial Capital.  The perpetual partnership model balances accountability with financial flexibility and meaningful incentives to support growth.
Financial Reporting Segments
MDC operates through a network of Partner Firms. Beginning in 2015, MDC streamlined its reporting structure to improve efficiency and resource prioritization. The Company now reports as one reportable segment which is the Advertising and Communications Segment.
The Advertising and Communications reportable segment consists of integrated marketing consulting services to Partner Firms that offer a full complement of advertising, marketing, media, communications solutions, and specialized consumer insights and analytics including (1) global advertising and marketing services, (2) media buying, planning and optimization, (3) interactive and mobile marketing, (4) direct marketing, (5) public relations, (6) corporate communications, (7) market research, (8) corporate identity and branding services, (9) sales promotion, (10) the design, development, research and implementation of consumer services and (11) direct marketing services.
In addition, certain firms also provide consumer activation services, investor relation services and/or general public insights.
MDC also reports results for the “Corporate Group”. The Corporate Group provides shared services to the Company and the Partner Firms, including accounting, administrative, strategic, financial, human resource and legal functions. The Corporate Group ensures that MDC is the most partner-responsive marketing services network through its strategic mandate to help Partner Firms accelerate their growth. The Corporate Group leverages the collective expertise and scale of MDC’s network to (1) provide business development support, talent, business planning, IT, procurement, real estate, communications, and legal to the Partner Firms, (2) help the Partner Firms source and execute tuck-under acquisitions, (3) facilitate cross-selling among the Partner Firms and (4) expand the Partner Firms' service offerings and geographic footprints.
For further information relating to the Company's advertising and communications businesses, refer to Note 14 (Segment Information) of the Notes to the Consolidated Financial Statements included in this Annual Report and to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Ownership Information
The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2015.

MDC PARTNERS INC.
SCHEDULE OF ADVERTISING AND COMMUNICATIONS COMPANIES

	Year of Initial
Company	Investment	Locations
Consolidated:
Advertising and Communications
6degrees Communications	1993	Canada
72andSunny	2010	Los Angeles, New York, Netherlands, UK
Allison & Partners	2010	San Francisco, Los Angeles, New York and other US Locations, China, France, Singapore, UK
Anomaly	2011	New York, Netherlands, Canada, UK, China
Boom Marketing	2005	Canada
Bruce Mau Design	2004	Canada
Bryan Mills Iradesso	1989	Canada
Civilian	2000	Chicago
Colle + McVoy	1999	Minneapolis
Concentric Partners	2011	New York, UK
Crispin Porter + Bogusky	2001	Miami, Boulder, Los Angeles, UK, Sweden, Denmark, Brazil, China
Doner	2012	Detroit, Cleveland, Los Angeles, UK
Gale Partners	2014	Canada, New York, India
Hello Design	2004	Los Angeles
HL Group Partners	2007	New York, Los Angeles, China
Hunter PR	2014	New York, UK
kbs+	2004	New York, Canada, China, UK
Albion	2014	UK
Attention	2009	New York
Kenna	2010	Canada
The Media Kitchen	2010	New York, Canada, UK
Rumble Fox	2014	New York
Kingsdale	2014	Canada, New York
Kwittken	2010	New York, UK, Canada
Laird + Partners	2011	New York
Luntz Global	2014	Washington, D.C.
MDC Media Partners	2010
Assembly	2010	New York, Detroit, Atlanta, Los Angeles
EnPlay	2015	New York
LBN Partners	2013	Detroit, Los Angeles
Trade X	2011	New York
Unique Influence	2015	Austin
Varick Media Management	2010	New York
Mono Advertising	2004	Minneapolis, San Francisco
Northstar Research Partners	1998	Canada, New York, UK
Redscout	2007	New York, San Francisco, UK
Relevent	2010	New York
Sloane & Company	2010	New York
Source Marketing	1998	Connecticut, Pennsylvania
TEAM	2010	Ft. Lauderdale
Union	2013	Canada
Veritas	1993	Canada
Vitro	2004	San Diego
Yamamoto	2000	Minneapolis
Y Media Labs	2015	Redwood City, New York, India

____________

Competition
In the competitive, highly fragmented marketing and communications industry, MDC's Partner Firms compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s Partner Firms also faces competition from numerous independent agencies that operate in multiple markets, as well as newer competitors such as IT consulting, tech platforms, and other services firms that have begun to offer marketing-related services. MDC’s Partner Firms must compete with all of these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s Partner Firms compete at this level by providing clients with disruptive marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among its entrepreneurial Partner Firms through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs around the world by crafting custom integrated solutions.
A Partner Firm’s ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers impose, of not permitting their agencies to represent competitive accounts in the same market. In the vast majority of cases, however, MDC’s consistent maintenance of separate, independent operating companies has enabled MDC to represent competing clients across its network.
Industry Trends
There are several recent economic and industry trends that affect or may be expected to affect the Company’s results of operations. Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services and database marketing and analytics are consuming a growing portion of marketing dollars. The Company believes these changes in the way consumers interact with media is increasing the demand for a broader range of non-advertising marketing communications services (i.e., direct marketing, sales promotion, interactive, mobile, strategic communications and public relations), which we expect could have a positive impact on our results of operations. In addition, the rise of technology and data solutions have rendered scale less crucial as it once was in areas such as media buying, creating significant opportunities for agile and modern players. Global marketers now demand breakthrough and integrated creative ideas, and no longer require traditional brick-and-mortar communications partners in every market to optimize the effectiveness of their marketing efforts. Combined with the fragmentation of the media landscape, these factors provide new opportunities for small to mid-sized communications companies like those in the MDC network. In addition, marketers now require ever greater speed-to-market to drive financial returns on their marketing and media investment, causing them to turn to more nimble, entrepreneurial and collaborative communications firms like MDC Partner Firms.
As client procurement departments have focused increasingly on marketing services company fees in recent years, the Company has invested in resources to work with client procurement departments to ensure that we are able to deliver against client goals in a mutually beneficial way. For example, the Company has explored new compensation models, such as performance-based incentive payments and equity, in order to greater align our success with our clients. These incentive payments may offset negative pricing pressure from client procurement departments.
Clients
The Company serves clients in virtually every industry, and in many cases, the same clients in various locations, and through several Partner Firms and across many disciplines. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. For further information regarding revenues and long-lived assets on a geographical basis for each of the last three years, see Note 14 of the Notes to the Consolidated Financial Statements.
MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice, usually 90 days. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of MDC’s arrangements with its clients.
During 2015, 2014 and 2013, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 24%, 24% and 27% of 2015, 2014 and 2013 revenues, respectively.

Employees
As of December 31, 2015, MDC and its subsidiaries had the following number of employees:

Segment	Total
Advertising and Communications Segment	5,598
Corporate Group	92
Total	5,690
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of cost of services sold on MDC’s historical results of operations. Because of the personal service character of the marketing communications businesses, the quality of personnel is of crucial importance to MDC’s continuing success. MDC considers its relations with its employees to be satisfactory.
Effect of Environmental Laws
MDC believes it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of MDC.
Item 1A. Risk Factors
The following factors could adversely affect the Company’s revenues, results of operations or financial condition. See also “Forward-Looking Statements.”
The Company is the subject of an ongoing SEC investigation, which could divert management’s attention and result in substantial investigation expenses, monetary fines and other possible remedies.
On October 5, 2014, the Company received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. See “Item 3 - Legal Proceedings” for more information about the subpoena and related matters. The SEC's subpoena requested the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s then-current CEO, Miles Nadal; (ii) the Company’s goodwill and related accounting practices; and (iii) information relating to trading in the Company’s securities by third parties. The investigation is ongoing and the Company is fully cooperating with the SEC.
In connection with this production of documents, the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee conducted an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses which lacked appropriate substantiation, over a six (6) year period. On July 20, 2015, Mr. Nadal resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. In connection with his resignation, through December 31, 2015, Mr. Nadal paid the Company for the expenses for which the Company sought reimbursement, in an aggregate amount equal to $11,285,000. In addition, Mr. Nadal agreed to repay the Company $10,581,605 in connection with amounts required to be repaid pursuant to prior cash bonus awards.
While the Company believes that these repayments and additional remedial actions implemented are an appropriate response to the findings identified by the Special Committee to date, the ultimate outcome of the SEC’s investigation and amount of resources needed to resolve regulatory actions and requests is unpredictable and may remain unknown for a long period of time. The SEC may choose to expand the scope of its investigation or initiate an enforcement action to bring charges against the Company or one or more members of the Company’s former management. In addition, the SEC may seek to impose substantial monetary sanctions. Our exposure under these matters will also include our indemnification obligations to current and former officers and directors against losses incurred in connection with these matters, including reimbursement of legal fees.
Although we maintain insurance for claims and lawsuits of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the SEC investigation and the fees and potential damages and/or settlement costs relating to the recently filed class action lawsuits. Moreover, adverse publicity associated with regulatory actions and investigations could decrease client demand for our partner agencies' services. As a result, the SEC investigation and the recently filed securities class action lawsuits described in more detail under “Item 3 - Legal Proceedings,” could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our Class A shares.

Future economic and financial conditions could adversely impact our financial condition and results.
Economic and financial conditions deteriorated sharply in the latter part of 2008, and these deteriorating conditions continued in 2009 and 2010. In 2011 through 2015, the United States experienced modest economic growth, but the pace of the global economic recovery has recently become more uncertain and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position in 2016.
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
We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to MDC's senior secured revolving credit agreement (the “Credit Agreement”) or the $735 million aggregate principal amount of 6.75% notes due 2020 (the “6.75% Notes”), or reduced liquidity. Our ten largest clients (measured by revenue generated) accounted for 24% of our revenue in 2015.
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
While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions or experienced senior management changes. From year to year, the identities of MDC’s ten largest customers may change, as a result of client losses and additions and other factors. To the extent that the Company fails to maintain existing clients or attract new clients, MDC’s business, financial condition and operating results may be affected in a materially adverse manner.
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
The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are re-measured each quarter. At December 31, 2015, these aggregate liabilities were $347.1 million, of which $130.4 million, $104.9 million, $39.0 million and $72.8 million would be payable in 2016, 2017, 2018 and thereafter, respectively.
In addition to the Company’s obligations for deferred acquisition consideration, managers of certain of the Company’s acquired subsidiaries hold minority interests in such subsidiaries. In the case of certain minority interests related to acquisitions, such managers are entitled to a proportionate distribution of earnings from the relevant subsidiary, which is recognized on the Company’s consolidated income statement under “Net income attributable to the noncontrolling interests.”
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
The Company recorded $69.5 million on its December 31, 2015 balance sheet as Redeemable Noncontrolling Interests for its estimated obligations in respect of minority shareholder put and call rights based on the current performance of the subsidiaries, $18.0 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of Redeemable Noncontrolling Interests attributable to put or call rights exercisable only upon termination of employment or death. No estimated obligation is recorded on the balance sheet for minority interests for which the Company has a call right but the minority holder has no put right.
Payments to be made by the Company in respect of deferred acquisition consideration and minority shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2015. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and minority share interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar minority share interests to managers of its subsidiaries unrelated to acquisitions.
The Company expects that its obligations in respect of deferred acquisition consideration and payments to minority shareholders under put and call rights will be a significant use of the Company’s liquidity in the foreseeable future, whether in the form of free cash flow or borrowings under the Company’s revolving credit agreement or from other funding sources. For further information, see the disclosure under the heading “Business — Ownership Information” and the heading “Liquidity and Capital Resources”.
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
MDC’s strategy has been to acquire ownership stakes in diverse marketing communications businesses to minimize the effects that might arise from the loss of any one client or executive. The loss of one or more clients could materially affect the results of the individual Partner Firms and the Company as a whole. Management succession at our operating units is very important to the ongoing results of the Company because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management personnel. If key executives were to leave our operating units, the relationships that MDC has with its clients could be adversely affected.
MDC’s ability to generate new business from new and existing clients may be limited.
To increase its revenues, MDC needs to obtain additional clients or generate demand for additional services from existing clients. MDC’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, pre-existing vendor relationships, financial conditions, strategic plans and internal resources, as well as the quality of MDC’s employees, services and reputation and the breadth of its services. To the extent MDC cannot generate new business from new and existing clients due to these limitations, MDC’s ability to grow its business and to increase its revenues will be limited.
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
Although MDC’s financial results are reported in US Dollars, a portion of its revenues and operating costs are denominated in currencies other than the US Dollar. As a result, fluctuations in the exchange rate between the US Dollar and other currencies, particularly the Canadian Dollar, may affect MDC’s financial results and competitive position.
Goodwill and intangible assets may become impaired.
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with US GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill and intangible assets relating to continuing operations is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition. For the year ended December 31, 2014, a goodwill write off of $15.6 million was included in the loss from discontinued operations as a result of MDC's decision to strategically sell the net assets of Accent Marketing Services, L.L.C. (“Accent”).
MDC is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.
Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products and the usage of personally identifiable information. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently MDC’s revenues.
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
We rely on information technologies and infrastructure to manage our business, including digital storage of client marketing and advertising information, developing new business opportunities and processing business transactions. Our information technology systems are potentially vulnerable to system failures and network disruptions, malicious intrusion and random attack. While we have taken what we believe are prudent measures to protect our data and information technology systems, we cannot assure you that our efforts will prevent system failures or network disruptions or breaches in our systems.  Any such breakdowns or breaches in our systems or data-protection policies could adversely affect our reputation or business.
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
These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities. The Credit Agreement is subject to various additional covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, and a minimum EBITDA level (as defined). Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that they will be met.
Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 6.75% Notes.
As of December 31, 2015, MDC had $741.5 million, inclusive of original issue premium, of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See the notes to the Company’s consolidated financial statements included in this Annual Report for a discussion of the Company’s lease commitments and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the impact of occupancy costs on the Company’s operating expenses.
The Company maintains office space in many cities in the United States, Canada, Europe, Asia and South America. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-US businesses are denominated in currencies other than US Dollars and are therefore subject to changes in foreign exchange rates.
Item 3. Legal Proceedings
SEC Investigation
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations, except as set forth below and under “Item 1A - Risk Factors” of this Annual Report in connection with the SEC investigation and related litigation.
MDC Partners is committed to the highest standards of corporate governance and transparency in its reporting practices. Since October 5, 2014, the Company has been actively cooperating with the production of documents in response to a subpoena it received from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. The SEC's subpoena requests the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s then-current CEO, Miles Nadal; (ii) the Company’s goodwill and related accounting practices; and (iii) information relating to trading in the Company’s securities by third parties. The investigation is ongoing and the Company is fully cooperating with the SEC.
In 2014, the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee is being advised by Bruch Hanna LLP, as special independent advisor, and by Simpson Thacher & Bartlett LLP, as legal counsel. The Special Committee, through its counsel, conducted an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses that lacked appropriate substantiation, over a six (6) year period. Following this review, through December 31, 2015, Mr. Nadal paid the Company for the expenses for which the Company sought reimbursement, in an aggregate amount of $11,285,000.
On July 20, 2015, Mr. Nadal resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. Mr. Nadal further agreed to repay the Company $10,581,605 in connection with repayment obligations pursuant to prior cash bonus awards. Through December 31, 2015, Mr. Nadal has paid $2.5 million of this amount, and is obligated to repay the remaining balance in three installments, with the last to be paid on December 31, 2017. Michael Sabatino, the Company’s former Chief Accounting Officer, also resigned, effective on July 20, 2015, and repaid $208,535 to the Company pursuant to prior cash bonus awards.
The Company has also continued to cooperate fully with the SEC in connection with its ongoing review of historical goodwill and related accounting matters.  Specifically, the Company engaged an independent accounting firm to review and assess the Company’s historical goodwill accounting.  The Company believes that its historical goodwill impairment and related accounting analysis is appropriate and has been applied in accordance with US GAAP in all material respects.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants the Company, CFO David Doft, Mr. Nadal, and Mr. Sabatino.  On December 11, 2015, North Collier and co-lead plaintiff  Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mr. Gendel and Senator Kirby.  The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding the Company's financial disclosures, executive compensation, goodwill accounting, and internal controls. The Company intends to vigorously defend this suit.
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming as Defendants the Company, former CEO Miles S. Nadal, former

CAO Michael C. Sabatino, CFO David Doft and BDO USA, LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to an SEC investigation. The Company also intends to vigorously defend this suit as well.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”). As of February 19, 2016, the approximate number of registered holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ, for each quarter in the years ended December 31, 2015 and 2014, were as follows:
NASDAQ

Quarter Ended	High	Low

	($ per Share)
March 31, 2014	26.62	20.55
June 30, 2014	25.48	19.31
September 30, 2014	22.71	18.54
December 31, 2014	23.45	17.99
March 31, 2015	28.65	21.20
June 30, 2015	28.64	18.00
September 30, 2015	20.99	16.15
December 31, 2015	22.55	18.25
As of February 19, 2016, the last reported sale price of the Class A subordinate voting shares was $19.81 on NASDAQ. Effective November 11, 2015, the Company voluntarily delisted its shares from the Toronto Stock Exchange (“TSX”). The Company determined that the relatively low trading volume of its shares on the TSX did not justify the financial and administrative costs associated with a dual listing.
Dividend Practice
In 2015, MDC’s board of directors declared the following dividends: a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on March 5, 2015; a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on May 8, 2015; a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on August 18, 2015; and a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on November 11, 2015.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2015:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance [Excluding Column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	75,000	$5.28	1,123,772
Equity compensation plans not approved by stockholders	—	—	—
Total	75,000	5.28	1,123,772
On May 26, 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan, which provides for the issuance of 3.0 million Class A shares. On June 2, 2009 and June 1, 2007, the Company’s shareholders approved amendments to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to 6.75 million Class A shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan (the “SARS Plan”). On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3.0 million Class A shares. In June 2013, the Company's shareholders approved an amendment to the SARS Plan to permit the Company to issue shares authorized under the SARS Plan to satisfy the grant and vesting of awards under the 2011 Stock Incentive Plan.
See also Note 12 of the Notes to the Consolidated Financial Statements included herein.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the twelve months ended December 31, 2015, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.75% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2015, the Company’s employees surrendered 96,777 Class A shares valued at approximately $2.4 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2015.
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

	Years Ended December 31,
	2015	2014	2013	2012	2011

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,326,256	$1,223,512	$1,062,478	$972,973	$853,240
Operating profit (loss)	$72,110	$87,749	$(34,594)	$(17,969)	$10,287
Income (loss) from continuing operations	$(22,022)	$4,093	$(133,202)	$(73,448)	$(73,886)
Stock-based compensation included in income (loss) from continuing operations	$17,796	$17,696	$100,405	$32,197	$23,657
Loss per Share
Basic
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.62)	$(0.06)	$(2.96)	$(1.74)	$(1.88)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.62)	$(0.06)	$(2.96)	$(1.74)	$(1.88)
Cash dividends declared per share	$0.84	$0.74	$0.46	$0.38	$0.45
Financial Position Data
Total assets	$1,590,250	$1,648,890	$1,425,227	$1,344,945	$1,055,745
Total debt	$741,508	$743,127	$665,128	$431,703	$385,174
Redeemable noncontrolling interests	$69,471	$194,951	$148,534	$117,953	$107,432
Deferred acquisition consideration	$347,104	$205,368	$153,913	$196,446	$137,223
Fixed charge coverage ratio	N/A	1.23	N/A	N/A	N/A
Fixed charge deficiency	$16,764	N/A	$134,754	$63,240	$27,780
A number of factors that should be considered when comparing the annual results shown above are as follows:
Year Ended December 31, 2015
During 2015, the Company completed two acquisitions and a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.
In May 2015, the Company completed its previously announced sale of the net assets of Accent. For further information, please see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Year Ended December 31, 2014
During 2014, the Company completed a number of acquisitions and a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.
On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of its 6.75% Notes. The additional notes were issued under the indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. We received net proceeds from the offering of approximately $77.5 million, and we used the proceeds for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions, and the repayment of the amount outstanding under our senior secured revolving credit agreement.
During the quarter ended December 31, 2014, the Company made the decision to strategically sell the net assets of Accent. All periods reflect these discontinued operations. For further information, please see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Year Ended December 31, 2013
During 2013, the Company completed an acquisition and a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.

On March 20, 2013, the Company issued and sold $550 million aggregate principal amount of the 6.75% Notes. The 6.75% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure the Credit Agreement. The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on October 1, 2013. The 6.75% Notes will mature on April 1, 2020, unless earlier redeemed or repurchased. The 6.75% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used the net proceeds to redeem all of its existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes. In addition, the Company entered into an amended and restated $225 million senior secured revolving credit agreement due 2018.
In November 2013, stock-based compensation included a charge of $78.0 million relating to the cash settlement of the outstanding Stock Appreciation Rights (“SAR’s”).
On November 15, 2013, the Company issued an additional $110 million aggregate principal amount of the 6.75% Notes. The additional notes were issued under the indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes.
During 2013, the Company discontinued two subsidiaries and an operating division. All periods reflect these discontinued operations. For further information, please see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Year Ended December 31, 2012
During 2012, the Company completed a number of acquisitions.
On December 10, 2012, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $80 million aggregate principal amount of 11% Notes due 2016 (the “11% Notes”). The additional notes were issued under the indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act. The Company received net proceeds before expenses of $83.2 million, which included an original issue premium of $4.8 million, and underwriter fees of $1.6 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.
During 2012, the Company discontinued a subsidiary and certain operating divisions. All periods reflect these discontinued operations. For further information, please see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Year Ended December 31, 2011
During 2011, the Company completed a number of acquisitions.
On April 19, 2011, the Company and its wholly-owned subsidiaries, as guarantors, issued and sold an additional $55 million aggregate principal amount of the 11% Notes. The additional notes were issued under the indenture governing the 11% Notes and treated as a single series with the original 11% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act. The Company received net proceeds before expenses of $59.6 million, which included an original issue premium of $6.1 million, and underwriter fees of $1.5 million. The Company used the net proceeds of the offering to repay the outstanding balance under the Company’s revolving credit agreement described elsewhere herein, and for general corporate purposes.
Effective December 31, 2011, the Company discontinued an operating division. All periods reflect this discontinued operation. For further information, please see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to a “fiscal year” means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal year 2015 means the period beginning January 1, 2015, and ending December 31, 2015).
The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“US GAAP”). However, the Company has included certain non-US GAAP financial measures and ratios, which it believes provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. One such term is “organic revenue,” which means growth in revenues from sources other than acquisitions or foreign exchange impacts. These measures do not have a standardized meaning prescribed by US GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with US GAAP.

Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
Executive Summary
The Company’s objective is to create shareholder value by building, growing and acquiring market-leading Partner Firms that deliver innovative, value-added marketing, activation, communications and strategic consulting to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus are on the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) existing growth by major discipline (organic), (iii) growth from currency changes and (iv) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm's recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company's next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
MDC conducts its businesses through its network of Partner Firms. Beginning in 2015, MDC streamlined its reporting to improve efficiency and resource prioritization. The Company now reports as one reportable segment called the Advertising and Communications Segment. In addition, MDC has a “Corporate Group” which provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions.
Advertising and Communications Segment
Through its Partner Firms, MDC provides value-added marketing, activation, and communications and strategic consulting services to clients throughout the world.
The Partner Firms earn revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. Additional information about revenue recognition appears in Note 2 of the Notes to the Consolidated Financial Statements included herein.
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
Because we are a service business, we monitor these costs on a percentage of revenue basis. Cost of services sold tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses and depreciation and amortization, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase as a significant portion of these expenses are relatively fixed in nature.
We measure capital expenditures as either maintenance or investment related. Maintenance capital expenditures are primarily composed of general upkeep of our office facilities and equipment that are required to continue to operate our businesses. Investment capital expenditures include expansion costs, the build out of new capabilities, technology, and other growth initiatives not related to the day to day upkeep of the existing operations. Growth capital expenditures are measured and approved based on the expected return of the invested capital.
Certain Factors Affecting Our Business
Overall Factors Affecting our Business and Results of Operations.  The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the creative product that our Partner Firms offer. A client may choose to change marketing communication firms for a number of reasons, such as a change in top management and the new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and they feel a change is in order to generate additional revenues.

Clients will generally reduce or increase their spending or outsourcing needs based on their current business trends and profitability.
Acquisitions and Dispositions.  Our strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. We engaged in a number of acquisition and disposal transactions during the 2011 to 2015 period, which affected revenues, expenses, operating income and net income. Additional information regarding material acquisitions is provided in Note 4 and information on dispositions is provided in Note 10 in the Notes to the Consolidated Financial Statements included herein.
Foreign Exchange Fluctuation.  Our financial results and competitive position are affected by fluctuations in the exchange rate between the US Dollar and non-US Dollar, primarily the Canadian Dollar. See also “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange”.
Seasonality.  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.
Fourth Quarter Results.  Revenues were $359.0 million for the fourth quarter of 2015 representing an increase of $19.1 million, or 5.6%, compared to revenue of $339.9 million in fourth quarter of 2014. The increase consisted of organic growth of $24.3 million, acquisition revenue of $3.0 million and a decrease of $8.2 million due to foreign currency fluctuations. Operating loss for the fourth quarter of 2015 was $1.2 million, compared to profit of $25.7 million in 2014. The decrease in operating profits was primarily caused by an increase of $40.2 million relating to the estimated deferred acquisition consideration expense due to certain Partner Firms exceeding the Company's expectations. Loss from continuing operations for the fourth quarter of 2015 was $24.5 million, compared to $6.4 million in 2014. Other expense net decreased to $2.8 million in 2015, compared to $9.1 million in 2014, $6.5 million of which was due to income from the gain on selling certain investments. These amounts were offset by an increase in unrealized losses due to foreign currency fluctuations of $1.5 million. Interest expense was higher in 2015 by $0.3 million, income tax expense was lower by $3.4 million and equity in earnings of non-consolidated affiliates was $0.4 million in 2015, compared to $1.2 million in 2014.
Results of Operations for the Years Ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
	Advertising and Communications	Corporate	Total
Revenue	$1,326,256	$—	$1,326,256
Cost of services sold	879,716	—	879,716
Office and general expenses	258,809	63,398	322,207
Depreciation and amortization	50,449	1,774	52,223
Operating profit (loss)	137,282	(65,172)	72,110
Other Income (Expense):
Other income, net			7,238
Foreign exchange loss			(39,328)
Interest expense and finance charges, net			(57,436)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(17,416)
Income tax expense			5,664
Loss from continuing operations before equity in earnings of non-consolidated affiliates			(23,080)
Equity in earnings of non-consolidated affiliates			1,058
Loss from continuing operations			(22,022)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(6,281)
Net loss			(28,303)
Net income attributable to noncontrolling interests	(9,024)	(30)	(9,054)
Net loss attributable to MDC Partners Inc.			$(37,357)
Stock-based compensation	$15,056	$2,740	$17,796

	For the Year Ended December 31, 2014
	Advertising and Communications	Corporate	Total
Revenue	$1,223,512	$—	$1,223,512
Cost of services sold	798,518	—	798,518
Office and general expenses	223,781	66,292	290,073
Depreciation and amortization	45,387	1,785	47,172
Operating profit (loss)	155,826	(68,077)	87,749
Other Income (Expense):
Other income, net			689
Foreign exchange loss			(18,482)
Interest expense, finance charges and loss on redemption of notes, net			(54,847)
Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			15,109
Income tax expense			12,422
Income from continuing operations before equity in earnings of non-consolidated affiliates			2,687
Equity in earnings of non-consolidated affiliates			1,406
Income from continuing operations			4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(21,260)
Net loss			(17,167)
Net income attributable to noncontrolling interests	(6,890)	—	(6,890)
Net loss attributable to MDC Partners Inc.			$(24,057)
Stock-based compensation	$12,033	$5,663	$17,696

	For the Year Ended December 31, 2013
	Advertising and Communications	Corporate	Total
Revenue	$1,062,478	$—	$1,062,478
Cost of services sold	704,969	—	704,969
Office and general expenses	212,933	143,031	355,964
Depreciation and amortization	34,745	1,394	36,139
Operating profit (loss)	109,831	(144,425)	(34,594)
Other Income (Expense):
Other income, net			2,531
Foreign exchange loss			(5,516)
Interest expense, finance charges, and loss on redemption of notes, net			(100,271)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(137,850)
Income tax benefit			(4,367)
Loss from continuing operations before equity in earnings of non-consolidated affiliates			(133,483)
Equity in earnings of non-consolidated affiliates			281
Loss from continuing operations			(133,202)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(9,200)
Net loss			(142,402)
Net income attributable to noncontrolling interests	(6,459)	(2)	(6,461)
Net loss attributable to MDC Partners Inc.			$(148,863)
Stock-based compensation	$8,950	$91,455	$100,405
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue was $1.3 billion for the year ended 2015, representing an increase of $102.7 million, or 8.4%, compared to revenue of $1.2 billion for the year ended 2014. This increase related primarily to an increase in organic revenue of $86.7 million and acquisition growth of $46.3 million. A strengthening of the US Dollar, primarily versus the Canadian Dollar during the year ended December 31, 2015, resulted in a decrease of $30.2 million.
Operating profit for the year ended 2015 was $72.1 million, compared to $87.7 million in 2014. Operating profit decreased by $18.5 million in the Advertising and Communications Segment. Corporate operating expenses decreased by $2.9 million in 2015.
Loss from continuing operations was $22.0 million in 2015, compared to income of $4.1 million in 2014. This decrease of $26.1 million was primarily attributable to (1) a decrease in operating profits of $15.6 million, primarily due to increased deferred acquisition expense of $19.9 million, (2) an increase in foreign exchange loss of $20.8 million, (3) an increase in net interest expense of $2.6 million, (4) offset by a decrease in income tax expense of $6.7 million and (5) an increase in other income, net, of $6.5 million.
Advertising and Communications Segment
The components of the change in revenues by geography for the year ended December 31, 2015 are as follows:

		2015 Activity				Change
Advertising and Communications	2014 Revenue	Foreign Exchange	Acquisitions	Organic Growth	2015 Revenue	Foreign Exchange	Acquisitions	Organic Growth	Total Revenue
	(Dollars in Millions)
United States	$993.5	$—	$28.2	$63.4	$1,085.1	—%	2.8%	6.4%	9.2%
Canada	150.4	(20.6)	1.4	(2.1)	129.0	(13.7)%	0.9%	(1.4)%	(14.2)%
Other	79.6	(9.6)	16.7	25.4	112.2	(12.1)%	21.0%	31.9%	40.8%
Total	$1,223.5	$(30.2)	$46.3	$86.7	$1,326.3	(2.5)%	3.8%	7.1%	8.4%

The geographic mix in revenues for the years ended December 31, 2015 and 2014 are as follows:

Advertising and Communications	2015	2014
United States	82%	81%
Canada	10%	12%
Other	8%	7%
Revenue was $1.3 billion for the year ended 2015, representing an increase of $102.7 million, or 8.4%, compared to 2014. This increase was comprised of organic revenue growth of $86.7 million, or 7.1%, and the effect of acquisitions of $46.3 million, or 3.8%, partially offset by adverse changes in foreign exchange rates resulting in a reduction of revenue of $30.2 million, or 2.5%.
Our revenue increase was attributable to new client wins and increased spend by existing clients. There was broad strength across most disciplines, with growth led by our integrated advertising agencies, and media buying and planning platform, offset by a decline in our promotions and experiential businesses. The promotions and experiential businesses was impacted by decreased billable pass-through costs incurred on the client's behalf from the Company acting as principal which was due to a different mix of programs that had a smaller component of billable pass-through costs as compared to 2014. Our strongest client sectors were automobile, technology, consumer products, and healthcare, while revenue in the the financial and retail sectors declined.
Our business outside of North America continued to be a driver of growth for the overall company, with organic revenue growth of 31.9%, primarily driven by new client wins and increased spend from existing clients as we extended our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. In 2015, approximately 8.0% of our total revenue came from outside of North America, up from approximately 7.0% in 2014. Additional revenue growth came from multiple acquisitions of firms that helped us expand our capabilities in the advertising, public relations, and mobile development areas.
The adverse currency impact was primarily due to the weakening of the Canadian Dollar, the British Pound, and the Euro against the US Dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,326.3		$1,223.5		$102.7	8.4%
Operating Expenses
Cost of services sold	879.7	66.3%	798.5	65.3%	81.2	10.2%
Office and general expenses	258.8	19.5%	223.8	18.3%	35.0	15.7%
Depreciation and amortization	50.4	3.8%	45.4	3.7%	5.1	11.2%
	$1,189.0	89.6%	$1,067.7	87.3%	$121.3	11.4%
Operating profit	$137.3	10.4%	$155.8	12.7%	$(18.5)	(11.9)%

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$195.3	14.7%	$192.7	15.8%	$2.5	1.3%
Staff costs (2)	732.4	55.2%	652.8	53.4%	79.6	12.2%
Administrative	159.4	12.0%	148.3	12.1%	11.1	7.5%
Deferred acquisition consideration	36.3	2.7%	16.5	1.3%	19.9	120.7%
Stock-based compensation	15.1	1.1%	12.0	1.0%	3.0	25.1%
Depreciation and amortization	50.4	3.8%	45.4	3.7%	5.1	11.2%
Total operating expenses	$1,189.0	89.6%	$1,067.7	87.3%	$121.3	11.4%

(1)	Exclude staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Advertising and Communications segment in 2015 was $137.3 million compared to $155.8 million for 2014, with operating margins declining by approximately 240 basis points from 12.7% to 10.4%. The decrease in operating profit and margins was largely due to increases in staff costs as a percentage of revenue, an increase in expenses pertaining to deferred acquisition consideration adjustments, partially offset by a decrease in direct costs as a percentage of revenue.
Staff costs increased by $79.6 million, or 12.2%, and as a percentage of revenue increased from 53.4% in 2014 to 55.2% in 2015. Headcount increased in areas directly servicing clients as well as in administrative rolls, in order to support Partner Firm growth. This increase was primarily attributable to headcount expansion. In addition, severance costs increased approximately $6.0 million from 2014 to 2015.
Deferred acquisition consideration expense increased on a year-over-year basis. The aggregate out performance of certain Partner Firms as compared to forecasted expectations was at a higher magnitude as compared to the 2014 aggregate out performance as compared to forecasted expectations.
Direct costs increased by $2.5 million, or 1.3% and as a percentage of revenue declined from 15.8% to 14.7% as pass-through costs incurred on the clients' behalf decreased, most notably in the promotions and experiential businesses in conjunction with their revenue decline.
Stock-based compensation increased by $3.0 million but was consistent at approximately 1.0% of revenue.
Depreciation and amortization expense increased by $5.1 million primarily due to the impact of acquisitions.
Corporate Group
The change in operating expenses for the years ended December 31, 2015 and 2014 was as follows:

			Change
Corporate Group	2015	2014	$	%
	(Dollars in Millions)
Staff costs (1)	$42.4	$37.9	$4.5	11.9%
Administrative	18.2	22.7	(4.5)	(19.7)%
Stock-based compensation	2.7	5.7	(2.9)	(51.6)%
Depreciation and amortization	1.8	1.8	—	(0.6)%
Total operating expenses	$65.2	$68.1	$(2.9)	(4.3)%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations decreased by $2.9 million to $65.2 million in 2015, compared to $68.1 million in 2014.

First, the increase in staff costs was due to a one-time charge of $5.8 million for the balance of the prior year cash bonus awards that were previously paid to the Company’s former CEO and former CAO, but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. This one-time charge was offset by a general reduction of staff costs of $1.3 million in 2015, and a reduction in stock-based compensation expense of $2.9 million in 2015, each as compared to 2014.
Second, there was a meaningful decrease in administrative costs of $4.5 million in 2015, which was due to the following cost reductions as compared to 2014: (i) travel and entertainment expenses of $2.8 million, (ii) advertising and promotional expenses of $2.5 million, (iii) legal expenses of $1.1 million (excluding legal fees related to the ongoing SEC inquiry), and (iv) various other administrative expenses of $0.6 million.  The foregoing reductions in administrative costs were impacted by other one-time items, including the following: (a) a reduction in administrative costs of $11.3 million as a result of repayments the Company received from the Company's former CEO; (b) incurrence of $12.7 million of legal fees related to the ongoing SEC inquiry (net of $1.0 million insurance proceeds); and (c) the write off of certain assets related to the termination of the former CEO and former CAO of $1.1 million.
Other Income, Net
Other income, net, increased by $6.5 million from income of $0.7 million in 2014 to income of $7.2 million in 2015. The increase related to the 2015 gain on sale of certain equity and cost method investments.
Foreign Exchange
The foreign exchange loss was $39.3 million for 2015, compared to a loss of $18.5 million recorded in 2014. This unrealized loss was due primarily to the fluctuation in the US Dollar during 2015 and 2014 compared to the Canadian Dollar relating to the Company’s US Dollar denominated intercompany balances with its Canadian subsidiaries.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net for 2015 were $57.4 million, an increase of $2.6 million over the $54.8 million of interest expense and finance charges, net incurred during 2014. The increase in interest expense in 2015 was due to the issuance of the additional $75 million in principal amount of the 6.75% Notes in April 2014 and borrowings on the revolver.
Income Tax Expense
Income tax expense in 2015 was $5.7 million compared to $12.4 million for 2014. The Company’s effective rate was substantially higher than the statutory rate in 2015, primarily due to non-deductible stock-based compensation, an increase in the valuation allowance, and the effect of the difference in the US and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2014 due to non-deductible stock-based compensation, an increase in the Company’s valuation allowance, and the effect of the differences in the US and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges.
The Company’s US operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.
Equity in Affiliates
Equity in affiliates represents the income attributable to equity-accounted affiliate operations. In 2015, the Company recorded income of $1.1 million compared to income of $1.4 million in 2014.
Noncontrolling Interests
The effects of noncontrolling interest was $9.1 million in 2015, an increase of $2.2 million from the $6.9 million during 2014. This increase related to the overall increase in profits in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The loss net of taxes from discontinued operations for 2015 was $6.3 million, compared to a loss of $21.3 million in 2014. The decrease in the loss from discontinued operations was due to a goodwill write off of $15.6 million in 2014 that was included in the loss from discontinued operations as a result of the Company's decision to strategically sell the net assets of Accent.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2015 was $37.4 million or a loss of $0.75 per diluted share, compared to a net loss of $24.1 million or $0.49 per diluted share reported for 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue was $1.2 billion for the year ended 2014, representing an increase of $161.0 million, or 15.2%, compared to revenue of $1.1 billion for the year ended 2013. This increase related primarily to an increase in organic revenue of $115.0 million and acquisition growth of $54.6 million. A strengthening of the US Dollar, primarily versus the Canadian Dollar during the year ended December 31, 2013, resulted in a decrease of $8.6 million.
Operating income for the year ended 2014 was $87.7 million, compared to a loss of $34.6 million in 2013. Operating profit increased by $46.0 million in the Advertising and Communications Segment and Corporate operating expenses decreased by $76.3 million in 2014.
Income from continuing operations was $4.1 million in 2014, compared to a loss of $133.2 million in 2013. This increase of $137.3 million was primarily attributable to an increase in operating profits of $122.3 million, primarily due to increased revenue and a decrease in stock-based compensation of $82.7 million, and a decrease in net interest expense equal to $45.4 million, offset by an increase in tax expense of $16.8 million. The decrease in net interest expense was primarily due to the Company's redemption of its 11% Notes in March 2013 and related premium, fees, and expenses of $55.6 million offset by higher overall debt outstanding. These amounts were also impacted by an increase in foreign exchange losses of $12.9 million in 2014 and a decrease in other income, net, of $1.9 million.
Advertising and Communications Segment
The components of the change in revenues by geography for the year ended December 31, 2014 were as follows:

		2014 Activity				2014
Advertising and Communications	2013 Revenue	Foreign Exchange	Acquisitions	Organic Growth	2014 Revenue	Foreign Exchange	Acquisitions	Organic Growth	Total Revenue
	(Dollars in Millions)
United States	$870.5	$—	$36.8	$86.1	$993.5	—%	4.2%	9.9%	14.1%
Canada	135.6	(9.1)	10.8	13.1	150.4	(6.7)%	7.9%	9.7%	10.9%
Other	56.3	0.6	7.1	15.7	79.6	1.0%	12.5%	27.8%	41.4%
Total	$1,062.5	$(8.6)	$54.6	$115.0	$1,223.5	(0.8)%	5.1%	10.8%	15.2%
The geographic mix in revenues for the years ended December 31, 2014 and 2013 was as follows:

Advertising and Communications	2014	2013
United States	81%	82%
Canada	12%	13%
Other	7%	5%
Revenue was $1.2 billion for the year ended December 31, 2014, representing an increase of $161.0 million, or 15.2%, compared to 2013. This increase was comprised of organic revenue growth of $115.0 million, or 10.8%, and the effect of acquisitions of $54.6 million, or 5.1%, partially offset by adverse changes in foreign exchange rates resulting in a reduction of revenue of $8.6 million, or 0.8%.
Our revenue increase was across all of our geographic regions, attributable to new client wins and increased spend by existing clients. There was broad strength across most disciplines, with growth led by our integrated advertising agencies, and our emerging media buying and planning platform, offset by a decline in our promotions business. Our strongest client sectors were automobile, communications, financial, and healthcare sector, while technology declined primarily due to the loss of a large client at the end of 2013.
Our business outside of North America continued to be a driver of growth for the overall company, with organic revenue growth of 27.8%, primarily driven by new client wins and increased spend from existing clients as we extended our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. In 2014, 6.5% of our total revenue came from outside of North America, up from 5.3% in 2013. Additional revenue growth came from multiple acquisitions of firms that helped us expand our capabilities in the advertising and public relations and strategic communications areas.
The adverse currency impact was primarily due to the weakening of the Canadian Dollar against the US Dollar.

The change in expenses as a percentage of revenue in the Advertising and Communications segment for the years ended December 31, 2014 and 2013 was as follows:

	2014		2013		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,223.5		$1,062.5		$161.0	15.2%
Operating Expenses
Cost of services sold	798.5	65.3%	705.0	66.4%	93.5	13.3%
Office and general expenses	223.8	18.3%	212.9	20.0%	10.8	5.1%
Depreciation and amortization	45.4	3.7%	34.7	3.3%	10.6	30.6%
	$1,067.7	87.3%	$952.6	89.7%	$115.0	12.1%
Operating profit	$155.8	12.7%	$109.8	10.3%	$46.0	41.9%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications segment for the years ended December 31, 2014 and 2013 was as follows:

	2014		2013		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$192.7	15.8%	$152.5	14.4%	$40.2	26.4%
Staff costs (2)	652.8	53.4%	591.3	55.7%	61.5	10.4%
Administrative	148.3	12.1%	129.2	12.2%	19.1	14.8%
Deferred acquisition consideration	16.5	1.3%	35.9	3.4%	(19.4)	(54.1)%
Stock-based compensation	12.0	1.0%	9.0	0.8%	3.1	34.4%
Depreciation and amortization	45.4	3.7%	34.7	3.3%	10.6	30.6%
Total operating expenses	$1,067.7	87.3%	$952.6	89.7%	$115.0	12.1%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Advertising and Communications Segment in 2014 was $155.8 million compared to $109.8 million for 2013, with operating margins expanding by 240 basis points from 10.3% to 12.7%. The increase in operating profit and margins was largely due to lower staff costs as a percentage of revenue, a decrease in expenses pertaining to deferred acquisition consideration adjustments, as well as contribution from acquisitions, partially offset by an increase in direct costs as a percentage of revenue and higher depreciation and amortization expense due to new acquisition activity during the year.
Staff costs increased by $61.5 million, or 10.4%, primarily attributable to workforce expansion to support revenue growth, as well as the contribution from acquisitions. As a percentage of revenue, staff costs decreased from 55.7% to 53.4% in 2014, predominantly due to the year-over-year revenue growth that outpaced the increases in staff costs. Additionally, the acquisition of agencies that primarily act as principal and have naturally high revenues relative to their staff costs resulted in a favorable mix shift which benefited the staff costs over revenue.
Deferred acquisition consideration expense declined on a year-over-year basis. The aggregate out performance of certain Partner Firms as compared to forecasted expectations was at a lower magnitude as compared to the 2013 aggregate out performance as compared to forecasted expectations.
Direct costs increased by $40.2 million, or 26.4% and as a percentage of revenue, direct costs expanded from 14.4% to 15.8% as there were pass-through costs incurred on the clients’ behalf during 2014 where the Company was acting as principal versus agent for certain client contracts.
Stock-based compensation increased $3.1 million but was consistent at approximately 1.0% of revenue.
Depreciation and amortization expense increased by $10.6 million primarily due to the impact of acquisitions.

Corporate Group
The change in operating expenses for the years ended December 31, 2014 and 2013 was as follows:

			Change
Corporate Group	2014	2013	$	%
	(Dollars in Millions)
Staff costs (1)	$37.9	$35.8	$2.1	6.0%
Administrative	22.7	15.8	6.9	43.7%
Stock-based compensation	5.7	91.5	(85.8)	(93.8)%
Depreciation and amortization	1.8	1.4	0.4	28.0%
Total operating expenses	$68.1	$144.4	$(76.3)	(52.9)%

(1)	Excludes stock-based compensation.
Total operating costs related to the Company’s Corporate Group decreased by $76.3 million to $68.1 million in 2014, compared to $144.4 million in 2013.
First, stock-based compensation decreased $85.8 million primarily due to the 2013 settlement of SAR's in cash resulting in a stock-based compensation charge of $78.0 million.
Second, the 2014 increase in staff costs was partially due to increased headcount and increased compensation related costs primarily related to an investment in the Corporate Group to further support the Partner Firms. The 2013 staff costs includes a one-time bonus payment of $9.6 million to the then-current CEO for the Company's stock price achieving specified targets.
Lastly, administrative costs increased by $6.9 million in 2014. The 2013 administrative costs included a reduction of expense relating to the $5.3 million repayment of a previously fully reserved loan by the Company's then-current CEO. In addition, administrative expenses increased approximately $1.9 million, related to increases in occupancy costs, professional fees and other expenses.
Other Income, Net
Other income, net, decreased by $1.8 million from income of $2.5 million in 2013 to income of $0.7 million in 2014. The decrease relates to the 2013 distribution received in excess of the assets carrying value of $3.1 million.
Foreign Exchange
The foreign exchange loss was $18.5 million for 2014, compared to a loss of $5.5 million recorded in 2013. This unrealized loss was due primarily to the fluctuation in the US Dollar during 2014 and 2013 compared to the Canadian Dollar relating to the Company’s US Dollar denominated intercompany balances with its Canadian subsidiaries.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net for 2014 were $54.8 million, an decrease of $45.4 million over the $100.3 million of interest expense and finance charges, net incurred during 2013. This decrease was due to the loss paid on the redemption of the Company’s 11% Notes of $55.6 million, offset in part by lower borrowing costs related to the 6.75% Notes issued to replace those notes offset by an overall increase in total debt outstanding in 2014.
Income Tax Expense
Income tax expense in 2014 was $12.4 million compared to a benefit of $4.4 million for 2013. The Company’s effective rate was substantially higher than the statutory rate in 2014, primarily due to non-deductible stock-based compensation, an increase in the valuation allowance, and the effect of the difference in the US and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2013 due to non-deductible stock-based compensation and an increase in the Company’s valuation allowance, offset in part by noncontrolling interest charges.
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
Noncontrolling Interests
The effects of noncontrolling interest was $6.9 million for 2014, an increase of $0.4 million from the $6.5 million during 2013. The increase related to the overall increase in profits offset by step-up transactions of entities the Company does not own 100%.
Discontinued Operations
The loss net of taxes from discontinued operations for 2014 was $21.3 million and $9.2 million in 2013. The increase in loss from discontinued operations was due to a goodwill write off of $15.6 million in 2014 that was included in the loss from discontinued operations as a result of the Company's decision to strategically sell the net assets of Accent.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2014 was $24.1 million or a loss of $0.49 per diluted share, compared to a net loss of $148.9 million or $3.16 per diluted share reported for 2013.
Liquidity and Capital Resources
The following table provides information about the Company’s liquidity position:

Liquidity	2015	2014	2013

	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$61,458	$113,348	$102,007
Working capital (deficit)	$(403,879)	$(269,262)	$(189,815)
Cash from operating activities	$162,805	$127,523	$59,299
Cash used in investing activities	$(29,893)	$(99,686)	$(30,124)
Cash from (used in) financing activities	$(190,020)	$(15,428)	$10,492
Ratio of long-term debt to shareholders’ deficit	(1.52)	(2.13)	(2.40)
As of December 31, 2015, 2014, and 2013, $5.2 million, $6.5 million, and $0.7 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Agreement by using available cash.
Working Capital
At December 31, 2015, the Company had a working capital deficit of $403.9 million compared to a deficit of $269.3 million at December 31, 2014. Working capital deficit increased by $134.6 million primarily related to a $76.4 million increase in accounts payable and accruals, a $39.6 million increase in short term deferred acquisition consideration, and a decrease in cash and cash equivalents. The Company's working capital is impacted by seasonality in media buying and the amount and timing of the amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as the Superbowl and national holidays, and there is a quarter-to-quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company's media buying business is growing at a faster rate than the rest of the Company's businesses. This has a corresponding effect on the working capital deficit trend. At December 31, 2015, the Company had no borrowings under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2015, 2014 and 2013, the Company made distributions to these noncontrolling interest holders of $9.5 million, $6.5 million and $5.5 million, respectively. At December 31, 2015, $5.5 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company expects that available borrowings under its Credit Agreement, together with cash flows from operations and other initiatives, will be sufficient over the next twelve months to adequately fund working capital deficits should there be a need to do so from time to time, as well as all of the Company’s obligations including put options and capital expenditures.

Operating Activities
Cash flows provided by continuing operations for 2015 were $164.1 million. This was attributable primarily to non-cash stock-based compensation of $17.8 million, depreciation and amortization of $54.5 million, adjustments to deferred acquisition consideration of $38.9 million, deferred income taxes of $1.8 million, an increase in accounts payable, accruals and other current liabilities of $76.5 million, an increase in prepaid expenses and other current assets of $1.6 million, a decrease in other and non-current assets and liabilities of $4.7 million and foreign exchange of $30.2 million. This was partially offset by a loss from continuing operations of $22.0 million, an increase in accounts receivable of $4.8 million, an increase in expenditures billable to clients of $3.9 million, an increase in advanced billings of $23.5 million, gain on sale of investments of $6.5 million and earnings of non-consolidated affiliates of $1.1 million. Discontinued operations used cash of $1.3 million.
Cash flows provided by continuing operations for 2014 were $129.4 million. This was attributable primarily to income from continuing operations of $4.1 million, plus non-cash stock-based compensation of $17.7 million, depreciation and amortization of $49.4 million, and adjustments to deferred acquisition consideration of $18.7 million, an increase in accounts payable, accruals and other current liabilities of $51.1 million, a decrease in expenditures billable to clients of $23.4 million, foreign exchange of $14.8 million, and deferred income taxes of $11.0 million. This was partially offset by an increase in accounts receivable of $35.8 million, an increase in advanced billings of $13.8 million, an increase in other and non-current assets and liabilities of $7.8 million, an increase in prepaid expenses and other current assets of $1.9 million, and earnings of non-consolidated affiliates of $1.4 million. Discontinued operations used cash of $1.8 million.
Cash flows provided by continuing operations for 2013 were $56.0 million. This was attributable primarily to a loss on the redemption of notes of $50.4 million, plus non-cash stock-based compensation of $22.4 million, depreciation and amortization of $43.9 million, and adjustments to deferred acquisition consideration of $36.1 million, an increase in accounts payable, accruals and other current liabilities of $30.0 million, a decrease in accounts receivable of $16.1 million, an increase in advanced billings of $17.6 million and foreign exchange of $3.0 million. This was partially offset by a loss from continuing operations of $133.2 million, other non-current assets and liabilities of $9.4 million, an increase in prepaid expenses and other current assets of $7.8 million, deferred income tax of $5.4 million, an increase in expenditures billable to clients of $4.4 million, and distributions in excess of carrying value of $3.1 million. Discontinued operations provided cash of $3.3 million.
Investing Activities
Cash flows used in investing activities were $29.9 million for 2015, compared with $99.7 million for 2014, and $30.1 million in 2013.
In the year ended December 31, 2015, capital expenditures totaled $23.6 million, of which $23.2 million was incurred by the Advertising and Communications Segment, and $0.4 million was incurred by the Corporate Group. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $24.8 million, net of cash acquired, for acquisitions and $7.3 million for other investments. These outflows were partially offset by $8.6 million of proceeds from the sale of assets and investments. The Company also received $17.1 million of cash proceeds in 2015 from the sale of Accent.
In the year ended December 31, 2014, capital expenditures totaled $26.4 million, of which $25.1 million was incurred by the Advertising and Communications Segment and $1.3 million was incurred by the Corporate Group. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $68.3 million, net of cash acquired, for acquisitions and $6.3 million for other investments. These outflows were partially offset by $3.4 million of profit distributions from non-consolidated affiliates and $0.1 million of proceeds from the sale of assets and investments. Discontinued operations used cash of $2.1 million in 2014 related to capital expenditures.
In the year ended December 31, 2013, capital expenditures totaled $16.8 million, of which $14.7 million was incurred by the Advertising and Communications Segment and $2.1 million was incurred by the Corporate Group. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $11.9 million, net of cash acquired for acquisitions and $2.7 million for other investments. These outflows were partially offset by $3.8 million of profit distributions from non-consolidated affiliates and $0.2 million of proceeds from the sale of assets and investments. Discontinued operations used cash of $2.8 million in 2013 related to capital expenditures.
Financing Activities
During the year ended December 31, 2015, cash flows used in financing activities were $190.0 million, and consisted of $134.1 million of acquisition related payments, payment of dividends of $42.3 million, distributions to noncontrolling partners of $9.5 million, the purchase of treasury shares for income tax withholding requirements of $2.4 million, $1.4 million of cash overdrafts and repayments of long term debt of $0.5 million. These amounts were partially offset by proceeds from the exercise of options of $0.2 million.

During the year ended December 31, 2014, cash flows used in financing activities were $15.4 million, and consisted of $78.3 million of acquisition related payments, payment of dividends of $37.7 million, distributions to noncontrolling partners of $6.5 million, the purchase of treasury shares for income tax withholding requirements of $5.4 million, a payment of $3.7 million for deferred financing costs and repayments of long term debt of $0.7 million. This was partially offset by proceeds from the issuance of additional 6.75% Notes of $78.9 million and cash overdrafts of $37.8 million.
During the year ended December 31, 2013, cash flows provided by financing activities were $10.5 million, and consisted of proceeds from the issuance of the 6.75% Notes of $664.1 million, which in turn was offset by the repayment of the 11% Notes of $425.0 million and the premium paid on redemption of the 11% notes of $50.4 million. Bank overdrafts provided an additional $5.0 million in cash. These proceeds were offset by $119.6 million of acquisition related payments, deferred financing costs of $20.8 million, the purchase of treasury shares for income tax withholding requirements of $13.8 million, distributions to noncontrolling partners of $5.5 million, payment of dividends of $22.0 million, and repayments of long term debt of $0.7 million. Discontinued operations used cash of $1.3 million relating to the repayment of long term debt.
Total Debt
6.75% Senior Notes Due 2020
On March 20, 2013, the Company entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, MDC's senior secured revolving credit agreement (the “Credit Agreement”), as guarantors (the “Guarantors”), and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550 million aggregate principal amount of the 6.75% Notes. The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used the net proceeds to redeem all of its existing 11% notes, together with accrued interest, related premiums, fees and expenses and recorded a charge during the nine months ended September 30, 2013, for loss on redemption of such notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.
On November 15, 2013, the Company issued an additional $110 million aggregate principal amount of the 6.75% Notes. The additional notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional notes were sold in a private placement in reliance on exceptions from registration under the Securities Act. The Company received net proceeds before expenses of $111.9 million, which included an original issue premium of $4.1 million, and underwriter fees of $2.2 million. The Company used the net proceeds from the offering for general corporate purposes.
On April 2, 2014, the Company issued an additional $75 million aggregate principal amount of the 6.75% Notes. The additional 6.75% Notes were issued under the Indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes. The additional 6.75% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act. The Company received net proceeds before expenses of $77.5 million, which included an original issue premium of $3.9 million, and underwriter fees of $1.5 million. The Company used the net proceeds from the offering for general corporate purposes, including the funding of deferred acquisition consideration, working capital, acquisitions and the repayment of the amount outstanding under its senior secured revolving credit facility.
The 6.75% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement. The 6.75% Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Credit Agreement and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to (i) incur or guarantee additional indebtedness, (ii) pay dividends on or redeem or repurchase the capital stock of MDC, (iii) make certain types of investments, (iv) create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) create liens, (viii) enter into sale and leaseback transactions, and (ix) consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions.
Redemption of 11% Senior Notes Due 2016
On March 20, 2013, the Company redeemed all of the 11% Senior Notes due 2016.
Revolving Credit Agreement
On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated $225 million senior secured revolving credit agreement due 2018 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.
Effective October 23, 2014, MDC, Maxxcom Inc. and each of their subsidiaries entered into an amendment of its Credit Agreement. The amendment: (i) expanded the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extended the date by an additional eighteen months to September 30, 2019; (iii) reduced the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modified certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.
Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.
The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to (i) incur or guarantee additional indebtedness, (ii) pay dividends on or redeem or repurchase the capital stock of MDC, (iii) make certain types of investments, (iv) dividend or distribute amounts from MDC’s subsidiaries, (v) incur certain liens, (vi) sell or otherwise dispose of certain assets, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, and (ix) consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio and a minimum earnings before interest, taxes and depreciation and amortization level (in each case as more fully described in the Credit Agreement). The Credit Agreement is also subject to customary events of default.
The foregoing descriptions of the Indenture and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements.
Debt excluding the premium on the notes as of December 31, 2015 was $735.7 million, a decrease of $0.4 million, compared with $736.1 million outstanding at December 31, 2014. This decrease in debt was a result of repayments of capital lease obligations. At December 31, 2015, approximately $320.0 million of commitments under the Credit Agreement were undrawn.
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

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2015, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2015
Total Senior Leverage Ratio	(0.19)
Maximum per covenant	2.00
Total Leverage Ratio	3.35
Maximum per covenant	5.50
Fixed Charges Ratio	2.67
Minimum per covenant	1.00
Earnings before interest, taxes, depreciation and amortization	$210.6 million
Minimum per covenant	$105.0 million
These ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. Some of these measures include, among other things, pro forma adjustments for acquisitions, one-time charges, and other items, as defined in the Credit Agreement. They are presented here to demonstrate compliance with the covenants in the Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.

Disclosure of Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2015 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness	$735,000	$—	$—	$735,000	$—
Capital lease obligations	670	470	185	15	—
Operating leases	256,738	39,448	74,522	63,496	79,272
Interest on debt	210,886	49,637	99,233	62,016	—
Deferred acquisition consideration (1)	347,104	130,400	143,908	55,882	16,914
Other long-term liabilities	19,476	7,447	9,112	2,864	53
Total contractual obligations (2)	$1,569,874	$227,402	$326,960	$919,273	$96,239

(1)
Deferred acquisition consideration excludes future payments with an estimated fair value of $35,945 that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $2,891 will be paid in less than one year, $14,775 will be paid in one to three years, $11,023 will be paid in three to five years, and $7,328 will be paid after five years.

(2)	Pension obligations of $15,119 are not included since the timing of payments are not known.
The following table provides a summary of other commercial commitments (in thousands) at December 31, 2015:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	$5,033	5,033	—	—	—
Total Other Commercial Commitments	$5,033	$5,033	$—	$—	$—
For further detail on MDC’s long-term debt principal and interest payments, see Note 11 Debt and Note 16 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition Consideration” and “Other-Balance Sheet Commitments” below.
Capital Resources
At December 31, 2015, the Company had only utilized the Credit Agreement in the form of undrawn letters of credit of $5.0 million. Cash and undrawn commitments available to support the Company’s future cash requirements at December 31, 2015 was approximately $381.4 million.
The Company expects to incur approximately $25.0 million of capital expenditures in 2016. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company continues to spend capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.
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

Deferred Acquisition Consideration
Acquisitions of a business, or a majority interest of a business, by the Company may include future additional contingent purchase price obligations payable to the seller, which are recorded as Deferred Acquisition Consideration liabilities on the Company's balance sheet at the estimated acquisition date fair value and are remeasured at each reporting period. These contingent purchase obligations are generally payable within a one to five-year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, the rate of growth of those earnings. The actual amount that the Company pays in connection with such contingent purchase obligations may differ materially from this estimate.
In connection with such contingent purchase obligations, the Company may have the option or, in some cases, the requirement, to purchase the remaining interest. Generally, the Company’s option or requirement to purchase the incremental ownership interest coincides with the final payment of the purchase price obligation obligations related to the Company’s initial majority acquisition. If the Company subsequently acquires the remaining incremental ownership interest, the acquisition fair value of the purchase price, net of any cash paid at closing, is recorded as a liability, any noncontrolling interests are removed and any difference between the purchase price and noncontrolling interest is recorded to additional paid-in capital.
The Deferred Acquisition Consideration and Redeemable Noncontrolling Interests are impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, and (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance. Redeemable Noncontrolling Interests are not adjusted below the related initial redemption value. Significant changes in financial performance and metrics, such as profit margins and growth rates among others, relative to expectations could result in adjustments to redemption value. In addition, the Deferred Acquisition Consideration and Redeemable Noncontrolling Interests could be materially impacted by future acquisition activity, including acquisitions of incremental ownership of the Company's majority-owned subsidiaries, and the particular structure of such acquisitions.
As result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the Deferred Acquisition Consideration and Redeemable Noncontrolling Interests.
The following table presents the changes in the Deferred Acquisition Consideration, which relates entirely to our Advertising and Communications segment for the twelve months ended December 31, 2015:

Advertising and Communications
Beginning Balance of contingent payments	$172,227
Payments	(77,301)
Grants (1)	174,530
Redemption value adjustments (2)	41,636
Foreign translation adjustment	(4,358)
Ending Balance of contingent payments	306,734
Fixed payments	40,370
$347,104

(1)	Grants are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions.

(2)
Redemption value adjustments are fair value changes from the Company's initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

Included in grants (above) are Deferred Acquisition Consideration obligations recorded in connection with the Company's acquisitions. During the period, the Company completed two new acquisitions and recorded deferred acquisition consideration obligations and Redeemable Noncontrolling Interests with acquisition date fair values of $32.3 million and $2.0 million, respectively. Of the $32.3 million of additional deferred acquisition consideration related to new acquisitions, $31.7 million represents payments contingent on the future financial results of the acquired entities and $0.6 is a fixed amount. The Company also acquired incremental ownerships in several of its majority-owned subsidiaries and recorded deferred acquisition obligations with an acquisition date fair value of $163.4 million and reduced Redeemable Noncontrolling Interests by $149.3 million. Of the $163.4 million of additional deferred acquisition consideration related to the acquisition of incremental ownerships, $142.9 million represents payments contingent on the future financial results of the underlying businesses and $20.5 million represents fixed amounts.

Put Rights of Subsidiaries’ Noncontrolling Shareholders
As noted above, noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2016 to 2022. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such contractual rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2015 perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $18.0 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $48.9 million only upon termination of such owner's employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $2.6 million less than the initial redemption value recorded in Redeemable Noncontrolling Interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through the incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.5 million of the estimated $18.0 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.3 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2016	2017	2018	2019	2020 & Thereafter	Total

	(Dollars in Millions)
Cash	$2.5	$1.8	$3.3	$1.9	$8.4	$17.9
Shares	—	—	0.1	—	—	0.1
	$2.5	$1.8	$3.4	$1.9	$8.4	$18.0	(1)
Operating income before depreciation and amortization to be received (2)	$1.1	$—	$2.4	$—	$1.8	$5.3
Cumulative operating income before depreciation and amortization (3)	$1.1	$1.1	$3.5	$3.5	$5.3		(5)

(1)
This amount is in addition to $48.9 million of (i) options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in Redeemable Noncontrolling Interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Guarantees
Generally, the Company has indemnified the purchasers of certain of its assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for several years. Historically, the Company has not made any significant indemnification payments under such agreements and no provision has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.
Transactions With Related Parties
Services Agreement with Former CEO
On April 25, 2007, the Company entered into a Management Services Agreement (as amended and restated on May 6, 2013, the “Services Agreement”) with Miles Nadal and with Nadal Management, Inc. to set forth the terms and conditions on which Miles Nadal previously provided services to the Company as its Chief Executive Officer. In connection with Mr. Nadal’s resignation on July 20, 2015, the Company and Mr. Nadal terminated the Services Agreement and entered into a separation agreement (the “Separation Agreement”), dated as of July 20, 2015. Pursuant to the Separation Agreement, Mr. Nadal agreed, among other things, to: (i) repay to the Company $1,877,000 in connection with certain amounts paid to or for the benefit of Mr. Nadal and an affiliate; (ii) repay to the Company $10,581,605 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017; and (iii) customary non-disparagement and confidentiality obligations, reaffirmation of restrictive covenants, and an intellectual property rights assignment. Mr. Nadal was not paid any compensation payments or severance under the Separation Agreement.
Use of Private Aircraft Through July 2015
Beginning in 2014 and during the first six months of 2015, MDC chartered for business purposes an airplane and helicopter (together, the “Aircraft”) owned by entities controlled by Mr. Nadal and leased to an independent corporate aircraft management company. Entities controlled by Mr. Nadal paid for the purchases of the Aircraft and were legally responsible and have paid for all operating, personnel and maintenance costs associated with the Aircraft’s operations.  Payments by third parties to charter the Aircraft from the corporate aircraft management company offset a portion of the costs. Payments by MDC for the business use of the Aircraft by Mr. Nadal were made to the corporate aircraft management company at a fixed hourly rate set forth in the aircraft service agreement between the aircraft management company and entities controlled by Mr. Nadal.  In the first and second quarter of 2015, MDC paid a total of $397,767 for the business use of the Aircraft. Promptly following Mr. Nadal's resignation on July 20, 2015, the Company prohibited the use of private aircraft travel by its directors and executive officers.
Employee Relationships
From May 2015 to December 31, 2015, Lori Senecal held the dual titles of President and Chief Executive Officer of The MDC Partner Network and Chief Executive Officer of Partner Firm Crispin Porter & Bogusky (“CPB”). As of January 1, 2016, Ms. Senecal assumed the exclusive role as Global Chief Executive Officer of CPB. Ms. Senecal's husband, William Grogan, has been employed by the Company since July 1, 2015 as President of Global Accounts. In 2015, Mr. Grogan's total compensation from the Company and its affiliate (kbs+), including salary, bonus, and other benefits, totaled approximately $943,000. His compensation is commensurate with that of his peers.
Scott Kauffman is Chairman and Chief Executive Officer of the Company. His daughter, Sarah Kauffman, has been employed by Partner Firm kbs+ since July 2011, and currently acts as Director of Operations, Attention Partners. In 2015, her total compensation, including salary, bonus and other benefits, totaled approximately $125,000. Her compensation is commensurate with that of her peers.
Union Advertising; Peerage Realty and Baker Real Estate
In 2015, Union Advertising Canada LP (“Union”), a Partner Firm, provided certain website development and related marketing services to each of Peerage Realty Partners (“Peerage”) and Peerage’s subsidiary, Baker Real Estate Incorporated (“Baker”). Miles Nadal, the Company’s former CEO, is the majority equity owner of Peerage and Baker. The amount of fees paid by each of Peerage and Baker in respect of these services in 2015 was $130,662, which fees were customary for these types of services.
The Company's Board of Directors, through its Audit Committee, reviewed and approved each of these related party transactions.
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
Estimates.  The preparation of the Company’s financial statements in conformity with “US GAAP,” requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities (including goodwill, intangible assets, redeemable noncontrolling interests and deferred acquisition consideration), valuation allowances for receivables, deferred income tax assets and stock-based compensation, as well as the reported amounts of revenue and expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.
Revenue Recognition.  The Company’s revenue recognition policies are as required by the Revenue Recognition topics of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). The Company earns revenue from agency arrangements in the form of retainer fees or commissions; from short-term project arrangements in the form of fixed fees or per diem fees for services; and from incentives or bonuses. A small portion of the Company’s contractual arrangements with clients includes performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. The Company records revenue net of sales and other taxes, when persuasive evidence of an arrangement exists, services are provided or upon delivery of the products when ownership and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured.
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
Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as a liability and are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. The liability is adjusted quarterly based on changes in current information affecting each subsidiary's current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations. In addition, certain acquisitions also include options to purchase additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests.
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
Acquisitions, Goodwill and Other Intangibles.  The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist.
For goodwill, impairment is assessed at the reporting unit level. Each Partner Firm is a component business of the Advertising and Communications Segment. Partner Firms that share similar economic characteristics are aggregated into single reporting units.
The Partner Firms within each of the reporting units provide similar services and serve similar clients across various industries, and in many cases the same clients. The main economic components of each Partner Firm are employee compensation and related costs, direct service costs, and office and general costs.
The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing the two-step goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the two-step goodwill impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired and additional analysis is not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the goodwill impairment test must be performed to determine the implied fair value of the reporting unit's goodwill. If the Company determines during the second step that the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company's goodwill impairment test uses the income approach to estimate a reporting unit's fair value. The income approach is based on a discounted cash flow (“DCF”) method. The DCF method requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed as part of the Company's routine long-range planning process using projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units weighted average cost of capital (“WACC”) as determined by considering the observable weighted average cost of capital of comparable companies and factors specific to the reporting unit (for example, size). The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company's expectations.
The Company's reporting units vary in size with respect to revenue and operating profits. These differences drive variations in fair value of the reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds the carrying amount of the reporting units. The reporting unit goodwill balances vary by reporting unit primarily because it relates specifically to the Partner Firm's goodwill which was determined at the date of acquisition.
For the 2014 annual impairment assessment we had ten reporting units. Three were subject to the qualitative assessment and seven were subject to the two-step test. The Company concluded that there were no goodwill impairments.
During the fourth quarter of 2015, the Company implemented organization changes that resulted in changes to the reporting units. For the 2015 annual impairment assessment, the Company had 13 reporting units. All of the reporting units were subject to the two-step test. As a result of the changes in the reporting units, the Company performed the 2015 goodwill impairment testing on both the previous and new reporting unit structure. The Company concludes that there were no goodwill impairments under both the old and new reporting unit structures.
For the 2015 goodwill impairment testing, the Company used several assumptions. The Company assumed a 3% long-term growth rate and used the Gordon Growth model to calculate the terminal value. In addition, the range of assumptions for the WACC were 8.92% to 11.95%. The fair value of all reporting units were in excess of the carrying amount and as a result there was no impairment of goodwill. The range of the excess of the fair value over the carrying amount was from 7% to over 100%, where the fair value of nine of the reporting units were significantly in excess of the carrying amounts. The Company performed a sensitivity analysis which included an increased WACC of 100 basis points. Based on the results of that analysis, one reporting unit, which is comprised of the marketing experiential businesses, would be at risk of failing. The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. The Company will monitor its reporting units to determine if there is an indicator of potential impairment. Should the fair value of any of the Company's reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary.
Redeemable Noncontrolling Interests.  The minority interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interests under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise and the growth rate of the earnings of the relevant subsidiary through the date of exercise.
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
Stock-based Compensation.  The fair value method is applied to all awards granted, modified or settled. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period that is the award’s vesting period. Awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration. Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded into operating income over the service period, that is the vesting period of the award. Changes in the Company’s payment obligation are revalued each reporting period and recorded as compensation cost over the service period in operating income.
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
Debt Instruments:  At December 31, 2015, the Company’s debt obligations consisted of the 6.75% Notes and the Credit Agreement. The Credit Areement bears interest at variable rates based upon the Eurodollar rate, the US bank prime rate, and the US base rate, at the Company’s option. The 6.75% Notes bear interest at a fixed rate. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. As of December 31, 2015, the Company had no borrowings under the revolving Credit Agreement. Given that there were no borrowings at December 31, 2015, a 1% increase in the weighted average interest rate, which was 4.50% at December 31, 2015, would have no interest impact.
Foreign Exchange:  While the Company primarily conducts business in markets that use the US Dollar, the Canadian Dollar, the Euro and the British Pound, its non-US operations transact business in numerous different currencies. The Company's results of operations are subject to risk from the translation to the US Dollar of the revenue and expenses of its non-US operations. The effects of currency exchange rate fluctuations on the translation of the Company's results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to the Consolidated Financial Statements. For the most part, revenues and expenses incurred related to the non-US operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the US and Canada. For every one cent change in the foreign exchange rate between the US and Canada, the impact to the Company’s financial statements would be approximately $2.6 million.
Impairment Risk:  At December 31, 2015, the Company had goodwill of $870.3 million and other intangible assets of $72.4 million. The Company will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually on October 1, to determine if the Company incurs any declines in the value of its capital investment. While the Company did not experience impairment during the year ended December 31, 2015, the Company may incur impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data
MDC PARTNERS INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 26, 2016

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except per Share Amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Services	$1,326,256	$1,223,512	$1,062,478
Operating Expenses:
Cost of services sold	879,716	798,518	704,969
Office and general expenses	322,207	290,073	355,964
Depreciation and amortization	52,223	47,172	36,139
	1,254,146	1,135,763	1,097,072
Operating income (loss)	72,110	87,749	(34,594)
Other Income (Expenses):
Other income, net	7,238	689	2,531
Foreign exchange loss	(39,328)	(18,482)	(5,516)
Interest expense and finance charges	(57,903)	(55,265)	(45,110)
Loss on redemption of Notes	—	—	(55,588)
Interest income	467	418	427
	(89,526)	(72,640)	(103,256)
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(17,416)	15,109	(137,850)
Income tax expense (benefit)	5,664	12,422	(4,367)
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	(23,080)	2,687	(133,483)
Equity in earnings of non-consolidated affiliates	1,058	1,406	281
Income (loss) from continuing operations	(22,022)	4,093	(133,202)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	(6,281)	(21,260)	(9,200)
Net loss	(28,303)	(17,167)	(142,402)
Net income attributable to the noncontrolling interests	(9,054)	(6,890)	(6,461)
Net loss attributable to MDC Partners Inc.	$(37,357)	$(24,057)	$(148,863)
Loss Per Common Share:
Basic and Diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.62)	$(0.06)	$(2.96)
Discontinued operations attributable to MDC Partners Inc. common shareholders	(0.13)	(0.43)	(0.20)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.75)	$(0.49)	$(3.16)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	49,875,282	49,545,350	47,108,406

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$11,710	$9,883	$7,222
Office and general expenses	6,086	7,813	93,183
Total	$17,796	$17,696	$100,405
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2015	2014	2013
Comprehensive Income (Loss)
Net loss	$(28,303)	$(17,167)	$(142,402)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	9,564	1,736	(299)
Benefit plan adjustment, net of income tax benefit, of nil for 2015, $1,112 for 2014, and income tax expense of $1,112 for 2013	(423)	(10,403)	6,936
Other comprehensive income (loss)	9,141	(8,667)	6,637
Comprehensive loss for the year	(19,162)	(25,834)	(135,765)
Comprehensive income attributable to the noncontrolling interests	(4,186)	(5,178)	(6,450)
Comprehensive loss attributable to MDC Partners Inc.	$(23,348)	$(31,012)	$(142,215)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$61,458	$113,348
Cash held in trusts	5,122	6,419
Accounts receivable, less allowance for doubtful accounts of $1,306 and $1,409	361,044	355,295
Expenditures billable to clients	44,012	40,202
Other current assets	37,109	36,978
Total Current Assets	508,745	552,242
Fixed assets, at cost, less accumulated depreciation of $96,554 and $95,083	63,557	60,240
Investment in non-consolidated affiliates	6,263	6,110
Goodwill	870,301	851,373
Other intangible assets, net	72,382	86,121
Deferred tax asset	15,367	18,758
Other assets	53,635	74,046
Total Assets	$1,590,250	$1,648,890
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$359,568	$316,285
Trust liability	5,122	6,419
Accruals and other liabilities	297,964	264,854
Advance billings	119,100	142,608
Current portion of long-term debt	470	534
Current portion of deferred acquisition consideration	130,400	90,804
Total Current Liabilities	912,624	821,504
Long-term debt, less current portion	741,038	742,593
Long-term portion of deferred acquisition consideration	216,704	114,564
Other liabilities	44,905	45,861
Deferred tax liabilities	92,581	77,997
Total Liabilities	2,007,852	1,802,519
Redeemable Noncontrolling Interests (Note 2)	69,471	194,951
Commitments, Contingencies and Guarantees (Note 16)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 49,986,705 and 49,680,109 shares issued and outstanding in 2015 and 2014, respectively	269,841	265,817
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2015 and 2014, respectively, convertible into one Class A share	1	1
Charges in excess of capital	(315,261)	(209,668)
Accumulated deficit	(526,990)	(489,633)
Accumulated other comprehensive income (loss)	6,257	(7,752)
MDC Partners Inc. Shareholders’ Deficit	(566,152)	(441,235)
Noncontrolling Interests	79,079	92,655
Total Shareholders’ Deficit	(487,073)	(348,580)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,590,250	$1,648,890
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(28,303)	$(17,167)	$(142,402)
Loss from discontinued operations	(6,281)	(21,260)	(9,200)
Income (loss) from continuing operations	(22,022)	4,093	(133,202)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	17,796	17,696	22,438
Depreciation	18,871	16,462	16,742
Amortization of intangibles	33,352	30,710	19,397
Amortization of deferred finance charges and debt discount	2,270	2,247	7,762
Loss on redemption of Notes	—	—	50,385
Adjustment to deferred acquisition consideration	38,887	18,652	36,143
Deferred income taxes	1,824	10,963	(5,427)
Gain on sale of investments	(6,526)	—	—
Earnings of non-consolidated affiliates	(1,058)	(1,406)	(281)
Distributions in excess of carrying value	—	—	(3,058)
Other and non-current assets and liabilities	4,680	(7,805)	(9,405)
Foreign exchange	30,185	14,821	3,004
Changes in working capital:
Accounts receivable	(4,796)	(35,800)	16,086
Expenditures billable to clients	(3,879)	23,351	(4,404)
Prepaid expenses and other current assets	1,550	(1,949)	(7,835)
Accounts payable, accruals and other current liabilities	76,521	51,120	30,017
Advance billings	(23,508)	(13,805)	17,632
Cash flows provided by continuing operating activities	164,147	129,350	55,994
Discontinued operations	(1,342)	(1,827)	3,305
Net cash provided by operating activities	162,805	127,523	59,299
Cash flows used in investing activities:
Capital expenditures	(23,575)	(26,416)	(16,809)
Proceeds from sale of assets and investments	8,631	85	239
Acquisitions, net of cash acquired	(24,778)	(68,344)	(11,872)
Distributions from non-consolidated affiliates	—	3,409	3,761
Other investments	(7,272)	(6,312)	(2,692)
Cash flows used in continuing investing activities	(46,994)	(97,578)	(27,373)
Discontinued operations	17,101	(2,108)	(2,751)
Net cash used in investing activities	(29,893)	(99,686)	(30,124)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2015	2014	2013
Cash flows (used in) provided by financing activities:
Proceeds from issuance of 6.75% Notes	—	78,937	664,125
Repayment of 11% Notes	—	—	(425,000)
Repayments of revolving credit facility	(703,020)	(378,985)	(49,450)
Proceeds from revolving credit facility	703,020	378,985	49,450
Acquisition related payments	(134,056)	(78,322)	(119,572)
Cash overdraft	(1,410)	37,835	4,976
Distributions to noncontrolling interests	(9,503)	(6,523)	(5,525)
Proceeds from exercise of options	224	—	—
Payment of dividends	(42,313)	(37,698)	(22,047)
Repayment of long-term debt	(534)	(656)	(743)
Premium paid on redemption of Notes	—	—	(50,385)
Deferred financing costs	—	(3,659)	(20,815)
Purchase of shares	(2,388)	(5,414)	(13,817)
Other	—	112	561
Cash flows (used in) provided by continuing financing activities	(189,980)	(15,388)	11,758
Discontinued operations	(40)	(40)	(1,266)
Net cash (used in) provided by financing activities	(190,020)	(15,428)	10,492
Effect of exchange rate changes on cash and cash equivalents	5,218	(1,068)	2,010
(Decrease) increase in cash and cash equivalents	(51,890)	11,341	41,677
Cash and cash equivalents at beginning of year	113,348	102,007	60,330
Cash and cash equivalents at end of year	$61,458	$113,348	$102,007
Supplemental disclosures:
Cash income taxes paid	$1,887	$431	$919
Cash interest paid	$52,666	$49,253	$38,727
Change in cash held in trusts	$(1,297)	$6,419	$—
Non-cash transactions:
Capital leases	$140	$773	$595
Note receivable exchanged for shares of subsidiary	$—	$1,746	$—
Dividends payable	$912	$1,347	$1,793
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	46,611,252	$253,869	3,755	$1	42,000	$424	$—	$(72,913)	$(316,713)	$(55)	$(7,445)	$(142,832)	$58,022	$(84,810)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(148,863)	—	—	(148,863)	—	(148,863)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	6,648	6,648	(11)	6,637
Equity Value Appreciation Awards	2,201,676	16,210	—	—	—	—	(16,210)	—	—	—	—	—	—	—
Stock Appreciation Rights exercised	221,384	387	—	—	—	—	(387)	—	—	—	—	—	—	—
Shares acquired and cancelled	(593,156)	(13,817)	—	—	—	—	—	—	—	—	—	(13,817)	—	(13,817)
Issuance of restricted stock	651,271	6,006	—	—	—	—	(6,006)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	16,083	—	—	—	—	16,083	—	16,083
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(35,689)	—	—	—	—	(35,689)	—	(35,689)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	11,074	—	—	—	—	11,074	(16,013)	(4,939)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	11,090	11,090
Dividends paid and to be paid	—	—	—	—	—	—	(22,865)	—	—	—	—	(22,865)	—	(22,865)
Other	—	—	—	—	—	—	561	—	—	—	—	561	—	561
Transfer to charges in excess of capital	—	—	—	—	—	—	53,439	(53,439)	—	—	—	—	—	—
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(24,057)	—	—	(24,057)	—	(24,057)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(6,955)	(6,955)	(1,712)	(8,667)
Issuance of restricted stock	761,686	7,661	—	—	—	—	(7,661)	—	—	—	—	—	—	—
Shares acquired and cancelled	(216,004)	(5,414)	—	—	—	—	—	—	—	—	—	(5,414)	—	(5,414)
Stock Subscription Receivable	—	—	—	—	—	—	—	—	—	55	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	9,868	—	—	—	—	9,868	—	9,868
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(38,850)	—	—	—	—	(38,850)	—	(38,850)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(8,992)	—	—	—	—	(8,992)	(8,839)	(17,831)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	50,118	50,118
Dividends paid and to be paid	—	—	—	—	—	—	(37,244)	—	—	—	—	(37,244)	—	(37,244)
Other	42,000	915	—	—	(42,000)	(424)	(437)	—	—	—	—	54	—	54
Transfer to charges in excess of capital	—	—	—	—	—	—	83,316	(83,316)	—	—	—	—	—	—
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(489,633)	$—	$(7,752)	$(441,235)	$92,655	$(348,580)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(489,633)	$—	$(7,752)	$(441,235)	$92,655	$(348,580)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(37,357)	—	—	(37,357)	—	(37,357)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	14,009	14,009	(4,868)	9,141
Issuance of restricted stock	365,873	6,069	—	—	—	—	(6,069)	—	—	—	—	—	—	—
Shares acquired and cancelled	(96,777)	(2,388)	—	—	—	—	—	—	—	—	—	(2,388)	—	(2,388)
Options exercised	37,500	343	—	—	—	—	(119)	—	—	—	—	224	—	224
Stock-based compensation	—	—	—	—	—	—	8,437	—	—	—	—	8,437	—	8,437
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,809)	—	—	—	—	(22,809)	—	(22,809)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(42,780)	—	—	—	—	(42,780)	(8,708)	(51,488)
Dividends paid and to be paid	—	—	—	—	—	—	(42,253)	—	—	—	—	(42,253)	—	(42,253)
Transfer to charges in excess of capital	—	—	—	—	—	—	105,593	(105,593)	—	—	—	—	—	—
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(526,990)	$—	$6,257	$(566,152)	$79,079	$(487,073)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Except per Share Amounts)

1. Basis of Presentation
MDC Partners Inc. (the “Company” or “MDC”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles of the United States of America (“US GAAP”).
During the fourth quarter of 2015, the Company changed its reportable segment to coincide with the new reporting structure. The reporting structure was modified to reflect the approach the Chief Operating Decision Maker (“CODM”) utilizes to make decisions about the Company. Prior year segment reporting has been recast to reflect the new reportable segment.
Nature of Operations
MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company’s operations are in primarily one reportable segment — the Advertising and Communications Segment. The segment operates primarily in the US, Canada, Europe, Asia, and Latin America. See Note 14, “Segment Information,” for further descriptions.
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
Fair Value.  The Company applies the fair value measurement guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements, for financial assets and liabilities that are required to be measured at fair value and for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 - Instruments where significant value drivers are unobservable to third parties.
When available, the Company uses quoted market prices to determine the fair value of its financial instruments and classifies such items in Level 1. In some cases, quoted market prices are used for similar instruments in active markets and the Company classifies such items in Level 2.
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2015 and 2014. No clients accounted for 10% of the Company's revenue in each of the years ended December 31, 2015, 2014, and 2013.

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
Fixed Assets.  Fixed assets are stated at cost, net of accumulated depreciation. Computers, furniture and fixtures are depreciated on a straight-line basis over periods of three to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.
Impairment of Long-lived Assets.  In accordance with the FASB ASC, a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of such asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, risk adjusted where appropriate.
Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement, (i) over the operating and financial policies of the affiliate or (ii) has an ownership interest greater than 50%; however, the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments accounted for using the equity method include a 30% undivided interest in a real estate joint venture and various interests in investment funds. In 2013, the Company recorded a distribution of $3,096 from this real estate joint venture, of which $3,058 was in excess of the Company's carrying amount and has been recorded as a gain in equity in earnings of non-consolidated affiliates. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. These investments are included in investments in non-consolidated affiliates.
During the year ended December 31, 2015, the Company sold its ownership in one of these equity method investments for $2,094 and recognized a gain of $1,086 in Other income.
Cost Method Investments.  From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of December 31, 2015 and 2014 was $11,763 and $10,196, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.
During the year ended December 31, 2015, the Company sold its ownership in six of these cost method investments for an aggregate purchase price of $11,364 and recognized a gain of $5,440 in Other income.

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
Goodwill and Indefinite Lived Intangible.  In accordance with the FASB ASC topic, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist.
For goodwill, impairment is assessed at the reporting unit level. Each Partner Firm is a component business of the Advertising and Communications Segment. Partner Firms that share similar economic characteristics are aggregated into single reporting units.
The Partner Firms within each of the reporting units provide similar services and serve similar clients across various industries, and in many cases the same clients. The main economic components of each Partner Firm are employee compensation and related costs, direct service costs, and office and general costs.
The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing the two-step goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the two-step goodwill impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired and additional analysis is not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the goodwill impairment test must be performed to determine the implied fair value of the reporting unit's goodwill. If the Company determines during the second step that the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company's goodwill impairment test uses the income approach to estimate a reporting unit's fair value. The income approach is based on a discounted cash flow (“DCF”) method. The DCF method requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed as part of the Company's routine long-range planning process using projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units weighted average cost of capital (“WACC”) as determined by considering the observable weighted average cost of capital of comparable companies and factors specific to the reporting unit (for example, size). The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company's expectations.
The Company's reporting units vary in size with respect to revenue and operating profits. These differences drive variations in fair value of the reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds the carrying amount of the reporting units. The reporting unit goodwill balances vary by reporting unit primarily because it relates specifically to the Partner Firm's goodwill which was determined at the date of acquisition.
For the 2014 annual impairment assessment the Company had ten reporting units. Three were subject to the qualitative assessment and seven were subject to the two-step test. The Company concluded that there were no goodwill impairments.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

During the fourth quarter of 2015, the Company implemented organization changes that resulted in changes to the reporting units. For the 2015 annual impairment assessment, the Company had 13 reporting units. All of the reporting units were subject to the two-step test. As a result of the changes in the reporting units, the Company performed the 2015 goodwill impairment testing on both the previous and new reporting unit structure. The Company concludes that there were no goodwill impairments under both the old and new reporting unit structures.
For the 2015 goodwill impairment testing, the Company used several assumptions. The Company assumed a 3% long-term growth rate and used the Gordon Growth model to calculate the terminal value. In addition, the range of assumptions for the WACC were 8.92% to 11.95%. The fair value of all reporting units were in excess of the carrying amount and as a result there was no impairment of goodwill. The range of the excess of the fair value over the carrying amount was from 7% to over 100%, where the fair value of nine of the reporting units were significantly in excess of the carrying amounts. The Company performed a sensitivity analysis which included an increased WACC of 100 basis points. Based on the results of that analysis, one reporting unit, which is comprised of the marketing experiential businesses, would be at risk of failing. The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. The Company will monitor its reporting units to determine if there is an indicator of potential impairment. Should the fair value of any of the Company's reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary.
Definite Lived Intangible Assets.  In accordance with the FASB ASC, acquired intangibles are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See also Note 8.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company's acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For the years ended December 31, 2015, 2014 and 2013, $36,344, $16,467 and $35,914, respectively, related to changes in estimated value was recorded as operating expenses. For further information, see Note 14 and Note 13. For the year ended December 31, 2015, 2014, and 2013, $2,912, $6,133 and $2,066, respectively, of acquisition related costs were charged to operations.
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company’s overall acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the existing client relationships. The expected benefits of the Company’s acquisitions are typically shared across multiple agencies and regions.
Redeemable Noncontrolling Interests.  Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders' incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 16. In the event that an incremental purchase may be required of the Company, the amounts are recorded as Redeemable Noncontrolling Interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share.
If the estimated redemption value is in excess of the fair value of the noncontrolling interests, the Company records a charge to income attributable to noncontrolling interests. For the three years ended December 31, 2015, 2014, and 2013, there were no

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

charges to income attributable to noncontrolling interests. Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
	2015	2014	2013
Beginning Balance as of January 1,	$194,951	$148,534	$117,953
Redemptions	(155,042)	(4,820)	(4,270)
Granted (1)	7,703	13,327	—
Changes in redemption value	22,809	38,850	35,689
Currency translation adjustments	(950)	(940)	(838)
Ending Balance as of December 31,	$69,471	$194,951	$148,534

(1)	Grants in 2015 consisted of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontolling interest is recorded to additional paid-in capital. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
Variable Interest Entity.  Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option. The Company has determined that (i) this entity is a variable interest entity and (ii) the Company is the primary beneficiary because it receives a disproportionate share of profits and losses as compared to its ownership percentage. As such, Doner is consolidated for all periods subsequent to the date of investment.
The Company’s Credit Agreement (see Note 11) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at December 31, 2015 and 2014, were $122,558 and $86,047, and $223,305 and $192,340, respectively.
Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of the guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. (See Note 16.)
Revenue Recognition.  The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of the FASB ASC, and accordingly, revenue is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the selling price is fixed or determinable; (iii) services have been performed or upon delivery of the products when ownership and risk of loss has transferred to the client; and (iv) collection of the resulting receivable is reasonably assured.
The Company follows the Multiple-Element Arrangement topic of the FASB ASC, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.
The Company follows the Principal Agent Consideration topic of the FASB ASC which addresses (i) whether revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or recorded at the net amount retained because it has earned a fee or commission, and (ii) that reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue. Accordingly, the Company has included such reimbursed expenses in revenue.

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
A small portion of the Company’s contractual arrangements with customers includes performance incentive provisions, which allow the Company to earn additional revenue as a result of its performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities.
Cost of Services Sold.  Cost of services sold do not include depreciation charges for fixed assets.
Interest Expense.  Interest expense primarily consists of the cost of borrowing on the Company's 6.75% Senior Notes due 2020 (the “6.75% Notes”) and the Company's $325 million senior secured revolving credit agreement due 2019 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs and original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the years ended December 31, 2015, 2014, and 2013, interest expense included $2,543, $2,186, and $232, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
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
Stock-based awards that are settled in cash, or may be settled in cash at the option of employees, are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded in operating income over the service period, in this case the awards vesting period. Changes in the Company’s payment obligation prior to the settlement date of a stock-based award are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.
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
For the years ended December 31, 2015, 2014, and 2013, the Company issued no stock options or similar awards.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

During the year ended December 31, 2011, the Company issued Equity Value Appreciation Awards to its employees. During 2013, these awards resulted in the issuance of up to 1,917,000 restricted stock units and restricted stock shares. The Company measured the fair value of these awards using a lattice based model (Monte Carlo) on the date of grant. The Company used the following assumptions in calculating the fair value under the lattice model; risk free rate 1.2%, volatility 31.7%, time to maturity 2.9 years, the weighted average fair value of the awards granted was $9.37.
It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and to deliver new shares to the exercising party.
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. However, awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. The fair value at the grant date for performance based awards granted in 2015, 2014, and 2013 was $1,741, $3,026, and $2,699, respectively.
The Company treats benefits paid by shareholders or equity members to employees as a stock-based compensation charge with a corresponding credit to additional paid-in capital.
From time to time, certain acquisitions and step-up transactions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation.
Pension Costs.  Several of the Company’s US and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $6,731, $7,503 and $6,145 for the years ended December 31, 2015, 2014, and 2013, respectively. The Company also has a defined benefit plan. See Note 18.
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
Foreign Currency Translation.  The Company’s financial statements were prepared in accordance with the requirements of the Foreign Currency Translation topic of the FASB ASC. The functional currency of the Company is the Canadian Dollar and it has decided to use US Dollars as its reporting currency for consolidated reporting purposes. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-US Dollar based subsidiaries to US Dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete, or substantially complete, liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-US Dollar based subsidiaries are translated at the period end rate. The income statements of non-US Dollar based subsidiaries are translated at average exchange rates for the period.
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
Derivative Financial Instruments.  The Company follows the Accounting for Derivative Instruments and Hedging Activities topic of the FASB ASC, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and debt instruments) be recorded on the balance sheet as either an asset or liability measured at its fair value. The accounting for the change in fair value of the derivative depends on whether the instrument qualifies for and has been designated as a hedging relationship and on the type of hedging relationship. There are three types of hedging relationships: (i) a cash flow hedge, (ii) a fair value hedge, and (iii) a hedge of foreign currency exposure of a net investment in a foreign operation. The designation is based upon the exposure being hedged. Derivatives that are not hedges, or become ineffective hedges, must be adjusted to fair value through earnings.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

3. Loss per Common Share
The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2015	2014	2013
Numerator
Numerator for diluted loss per common share – income (loss) from continuing operations	$(22,022)	$4,093	$(133,202)
Net income attributable to the noncontrolling interests	(9,054)	(6,890)	(6,461)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(31,076)	(2,797)	(139,663)
Effect of dilutive securities	—	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(31,076)	$(2,797)	$(139,663)
Denominator
Denominator for basic loss per common share – weighted average common shares	49,875,282	49,545,350	47,108,406
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	49,875,282	49,545,350	47,108,406
Basic and Diluted loss per common share from continuing operations	$(0.62)	$(0.06)	$(2.96)
At December 31, 2015, 2014, and 2013, warrants, options and other rights to purchase 947,465, 1,114,681 and 1,488,958 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect.
4. Acquisitions
Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company's acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company's clients. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. The Company’s model of “Perpetual Partnership” often involves acquiring a majority interest rather than a 100% interest and leaving management owners with a significant financial interest in the performance of the acquired entity for a minimum period of time, typically not less than five years. The Company’s acquisition model in this scenario typically provides for (i) an initial payment at the time of closing, (ii) additional contingent purchase price obligations based on the future performance of the acquired entity, and (iii) an option by the Company to purchase (and in some instances a requirement to so purchase) the remaining interest of the acquired entity under a predetermined formula.
Contingent purchase price obligations. The Company's contingent purchase price obligations are generally payable within a five year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Note 13 for additional information on deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company's control, the amounts are recorded as noncontrolling interests in the equity section of the Company's balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their acquisition date estimated redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions  – (continued)

paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 16 for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the years ended December 31, 2015, 2014 and 2013, stock-based compensation included $9,357, $7,802, and $6,240, respectively, of expense relating to those payments.
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
Pro forma financial information has not been presented for 2015 acquisitions noted below since they did not have a material effect on the Company’s operating results. Included in the Company’s consolidated statement of operations for the year ended December 31, 2015 was revenue of $13,703, and net loss of $10,922, related to 2015 acquisitions.
2015 Acquisitions
Effective May 1, 2015, the Company acquired a majority of the equity interests of Y Media Labs LLC, such that following the transaction, the Company's effective ownership was 60%. Effective October 31, 2015, the Company acquired substantially 100% of the assets of Unique Influence, LLC (and certain other affiliated entities). The aggregate purchase price of these acquisitions has an estimated present value at acquisition date of $55,279 and consisted of total closing cash payments of $23,000 and additional deferred acquisition payments that will be based on the future financial results of the underlying businesses from 2015 to 2020 with final payments due in 2022. These additional deferred payments have an estimated present value at acquisition date of $32,279. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $16,721, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $43,654, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 6.3 years and will be amortized in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,999 as the present value of redeemable noncontrolling interests. The Company expects intangibles and goodwill of $9,720 to be tax deductible.
The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.
In 2015, the Company acquired incremental ownership interests of Sloane & Company LLC, Anomaly Partners LLC, Allison & Partners LLC, Relevent Partners LLC, Kenna Communications LP and 72andSunny Partners LLC. In addition, the Company also entered into various non-material transactions in connection with other majority owned entities.
The aggregate purchase price for these 2015 acquisitions of incremental ownership interests had an estimated present value at transaction date of $200,822 and consisted of total closing cash payments of $37,467 and additional deferred acquisition payments that are both fixed and based on the future financial results of the underlying businesses from 2015 to 2021 with final payments due in 2022. These additional deferred payments had an estimated present value at acquisition date of $163,355. The Company reduced redeemable noncontrolling interests by $149,335 and noncontrolling interests by $8,708. The difference between the purchase price and the noncontrolling interests of $42,780 was recorded in additional paid-in capital.
2014 Acquisitions
During 2014, the Company entered into several acquisitions and various non-material transactions with certain majority owned entities. Effective January 1, 2014, the Company acquired 60% of the equity interests of Luntz Global Partners LLC. Effective February 14, 2014, the Company acquired 65% of the equity interests of Kingsdale Partners LP. On June 3, 2014, the Company acquired a 100% equity interest in The House Worldwide Ltd. On July 31, 2014, Union Advertising Canada LP acquired 100% of the issued and outstanding stock of Trapeze Media Limited (“Trapeze”). Effective August 1, 2014, the Company acquired 65% of the equity interests of Hunter PR LLC. Effective August 18, 2014, the Company acquired a 75% interest in Albion Brand

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions  – (continued)

Communication Limited. In addition, in June 2014 and August 2014, the Company (through a subsidiary) entered into other non-material acquisitions.
The aggregate purchase price of these acquisitions had an estimated present value at acquisition date of $151,202 and consisted of total closing cash payments of $67,236, and additional deferred acquisition payments that are based on the financial results of the underlying businesses from 2014 to 2018 with final payments due in 2019. These additional deferred payments had an estimated present value at acquisition date of $83,966. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $64,733, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $146,806, including the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $50,552 as the present value of noncontrolling interests and $13,327 as the present value of redeemable noncontrolling interests. The Company expects intangibles and goodwill of $149,232 to be tax deductible. In addition the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze.
2013 Acquisitions
During the fourth quarter of 2013, the Company acquired a 70% interest in Local Biz Now LLC, which allows the Company to participate in the online local search market. During the year, the Company also entered into various immaterial transactions with certain majority owned entities.
The aggregate purchase price had an estimated present value at acquisition date of $35,591 and consisted of total closing cash payments of $12,000, and additional contingent deferred acquisition consideration that are based on the financial results of the underlying businesses from 2013 to 2017 with final payments due in 2018 that have an estimated present value at acquisition date of $23,591. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $10,961 consisting primarily of customer lists, a technology asset, and covenants not to compete, and goodwill of $32,786 representing the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $10,657 as the present value of noncontrolling interest. The Company expects intangibles and goodwill of $43,747 to be tax deductible.
Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:
Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to MDC Partners Inc.	$(37,357)	$(24,057)	$(148,863)
Transfers (to) from the noncontrolling interests
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests and redeemable noncontrolling interests	(42,780)	(8,992)	11,074
Net transfers (to) from noncontrolling interests	$(42,780)	$(8,992)	$11,074
Change from net loss attributable to MDC Partners Inc. and transfers (to) from noncontrolling interests	$(80,137)	$(33,049)	$(137,789)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

5. Fixed Assets
The following is a summary of the Company’s fixed assets as of December 31:

	2015			2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$87,213	$(62,901)	$24,312	$91,272	$(65,451)	$25,821
Leasehold improvements	72,898	(33,653)	39,245	64,051	(29,632)	34,419
	$160,111	$(96,554)	$63,557	$155,323	$(95,083)	$60,240
At December 31, 2015 and 2014, included in fixed assets are assets under capital lease obligations with a cost of $1,959 and $2,072, respectively, and accumulated depreciation of $1,378 and $1,091, respectively. Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $18,871, $16,462 and $16,742, respectively.
6. Accrued and Other Liabilities
At December 31, 2015 and 2014, accrued and other liabilities included accrued media of $187,540 and $168,508, respectively; trust liabilities of $5,122 and $6,419, respectively; and amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months, of $5,473 and $6,014, respectively.
Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, were as follows:

Noncontrolling Interests
Balance at December 31, 2012	$3,624
Income attributable to noncontrolling interests	6,461
Distributions made	(5,525)
Other(1)	650
Balance at December 31, 2013	$5,210
Income attributable to noncontrolling interests	6,890
Distributions made	(6,523)
Other(1)	437
Balance at December 31, 2014	$6,014
Income attributable to noncontrolling interests	9,054
Distributions made	(9,503)
Other(1)	(92)
Balance at December 31, 2015	$5,473

(1)	Other consists primarily of step-up transactions, discontinued operations and cumulative translation adjustments.
7. Financial Instruments
Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. The revolving credit agreement is a variable rate debt, the carrying value of which approximates fair value. The Company’s notes are a fixed rate debt instrument, the carrying value of which approximates fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets
As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Advertising and Communications
Balance at December 31, 2013	$744,333
Acquired goodwill	149,234
Discontinued operations	(27,706)
Acquisition purchase price adjustments	(3,170)
Foreign currency translation	(11,318)
Balance at December 31, 2014	$851,373
Acquired goodwill	43,654
Acquisition purchase price adjustments	(2,428)
Foreign currency translation	(22,298)
Balance at December 31, 2015	$870,301

	For the Year Ended December 31,
Intangible Assets	2015	2014
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$135,919	$133,409
Less accumulated amortization	(97,604)	(83,475)
Customer relationships – net	$38,315	$49,934
Other intangibles – gross	$33,638	$31,408
Less accumulated amortization	(17,351)	(13,001)
Other intangibles – net	$16,287	$18,407
Total intangible assets	$187,337	$182,597
Less accumulated amortization	(114,955)	(96,476)
Total intangible assets – net	$72,382	$86,121
See Note 4 for accounting for business combinations.
The total accumulated goodwill impairment charges are $46,883 through December 31, 2015. No impairment was recognized for the year ended December 31, 2015. For the year ended December 31, 2014, the Company wrote off goodwill of $15,564 related to the sale of Accent Marketing Services, L.L.C. (“Accent”). (See Note 10.)
The weighted average amortization periods for customer relationships are five years and other intangible assets are seven years. In total, the weighted average amortization period is six years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2015, 2014, and 2013 was $30,024, $29,749, and $18,456, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2016	$18,532
2017	$12,363
2018	$9,530
2019	$6,796
2020	$2,791

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

9. Income Taxes
The components of the Company’s income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2015	2014	2013
Income (Loss):
US	$23,180	$46,728	$21,661
Non-US	(40,596)	(31,619)	(159,511)
	$(17,416)	$15,109	$(137,850)
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2015	2014	2013
Current tax provision
US federal	$—	$—	$—
US state and local	1,375	907	213
Non-US	2,465	552	847
	3,840	1,459	1,060
Deferred tax provision (benefit):
US federal	6,944	13,402	7,505
US state and local	3,195	1,971	1,027
Non-US	(8,315)	(4,410)	(13,959)
	1,824	10,963	(5,427)
Income tax provision (benefit)	$5,664	$12,422	$(4,367)
A reconciliation of income tax expense (benefit) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2015	2014	2013
Income (loss) from continuing operations before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$(17,416)	$15,109	$(137,850)
Statutory income tax rate	26.5%	26.5%	26.5%
Tax expense (benefit) using statutory income tax rate	(4,615)	4,004	(36,530)
State and foreign taxes	3,524	1,459	1,060
Non-deductible stock-based compensation	3,354	1,982	24,357
Other non-deductible expense	(2,102)	2,151	942
Change to valuation allowance on items affecting taxable income	5,468	2,003	6,952
Effect of the difference in federal and statutory rates	1,906	2,222	(15)
Noncontrolling interests	(2,399)	(1,826)	(1,712)
Other, net	528	427	579
Income tax expense (benefit)	$5,664	$12,422	$(4,367)
Effective income tax rate	(32.5)%	82.2%	(3.2)%

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes – (continued)

The 2015 effective income tax rate was significantly higher than the statutory rate due primarily to non-deductible stock-based compensation of $3,354, and an increase in the valuation allowance of $5,468 and the effect of the difference in the US and foreign federal rates and the Canadian statutory rate of $1,906.
The 2014 effective income tax rate was significantly higher than the statutory rate due primarily to non-deductible stock-based compensation of $1,982 and an increase in the valuation allowance of $2,003 and the effect of the difference in the US and foreign federal rates and the Canadian statutory rate of $2,222.
The 2013 effective income tax rate was significantly higher than the statutory rate due primarily to non-deductible stock-based compensation of $24,357 and an increase in the valuation allowance of $6,952.
Income taxes receivable were $615 and $235 at December 31, 2015 and 2014, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $7,019 and $5,368 at December 31, 2015 and 2014, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense.
The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2015	2014
Deferred tax assets:
Capital assets and other	$43,031	$45,496
Net operating loss carry forwards	37,490	39,525
Interest deductions	17,347	17,456
Refinancing charge	144	5,176
Deferred acquisition consideration	16,197	5,204
Stock compensation	3,033	1,561
Pension plan	3,770	3,597
Unrealized foreign exchange	15,548	6,954
Capital loss carry forwards	10,630	14,834
Accounting reserves	6,700	5,135
Gross deferred tax asset	153,890	144,938
Less: valuation allowance	(124,143)	(119,117)
Net deferred tax assets	29,747	25,821
Deferred tax liabilities:
Deferred finance charges	(323)	(386)
Capital assets and other	(797)	(396)
Goodwill amortization	(91,724)	(77,603)
Total deferred tax liabilities	(92,844)	(78,385)
Net deferred tax asset (liability)	$(63,097)	$(52,564)
Disclosed as:
Deferred tax assets	$29,747	$25,480
Deferred tax liabilities	(92,844)	(78,044)
	$(63,097)	$(52,564)
Included in accrued and other liabilities at December 31, 2015 and 2014 was a deferred tax liability of $263 and $47, respectively. Included in other current assets at December 31, 2015 and 2014 was a deferred tax asset of $14,380 and $6,722, respectively.
The Company has US federal net operating loss carry forwards of $41,187 and non-US net operating loss carry forwards of $71,111. These carry forwards expire in years 2016 through 2031. The Company also has total indefinite loss carry forwards of

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes – (continued)

$115,946. These indefinite loss carry forwards consist of $35,723 relating to the US and $80,223 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $182,738.
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
The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain US, non-US and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2015, 2014 and 2013 was $5,468, $2,003 and $6,952, respectively. In addition, a benefit of $1,112 and an expense of $1,112 has been recorded in accumulated other comprehensive loss relating to the defined pension plan, for the years ended December 31, 2014 and 2013, respectively. There was no benefit or expense related to the defined pension plan recorded in 2015.
Deferred taxes are not provided for temporary differences representing earnings of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.
As of December 31, 2015 and 2014, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4,200 and $4,166. As of December 31, 2015 and 2014, accrued penalties and interest included in unrecognized tax benefits were approximately $595 and $1,093. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany fees. To the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements. If these unrecognized tax benefits were to be recognized, it would affect the Company's effective tax rate.

Changes in the Company’s reserve is as follows:
Balance at December 31, 2012	$3,073
Charges to income tax expense	—
Balance at December 31, 2013	3,073
Charges to income tax expense	—
Balance at December 31, 2014	3,073
Charges to income tax expense	960
Settlement of uncertainty	(428)
Balance at December 31, 2015	$3,605
The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company has completed US federal tax audits through 2010 and has completed a non-US tax audit through 2009.
10. Discontinued Operations
In the fourth quarter of 2014, the Company made the decision to strategically sell the net assets of Accent. Effective May 31, 2015, the Company completed the sale of Accent for an aggregate selling price of $17,102, net of transaction expenses.
In 2013, the Company discontinued two subsidiaries and an operating division.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
10. Discontinued Operations  – (continued)

Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, were the following:

	Years Ended December 31,
	2015	2014	2013
Revenue	$27,025	$70,041	$89,659
Operating loss	(322)	(4,704)	(324)
Other expense	(752)	(458)	(522)
Noncontrolling interest expense recovery	—	—	(55)
Loss on disposal	(5,207)	(16,098)	(8,299)
Net loss from discontinued operations	$(6,281)	$(21,260)	$(9,200)
At December 31, 2015, the Company had no assets held for sale. At December 31, 2014, other current assets and other long-term assets included assets held for sale of $5,591 and $16,409, respectively. For the year ended December 31, 2014, the loss on disposal included a goodwill write off of $15,564.
11. Debt
At December 31, the Company’s indebtedness was comprised as follows:

	2015	2014
Revolving credit agreement	$—	$—
6.75% Notes due 2020	735,000	735,000
Original issue premium	5,838	7,017
Note payable and other bank loans	—	—
	740,838	742,017
Obligations under capital leases	670	1,110
	741,508	743,127
Less:
Current portion	470	534
	$741,038	$742,593
Interest expense related to long-term debt for the years ended December 31, 2015, 2014, and 2013 was $53,090, $50,832 and $92,704, respectively. For the year ended December 31, 2013, interest expense included a $55,588 loss on redemption of the 11% Notes. For the years ended December 31, 2015, 2014, and 2013, interest expense included income of $1,178, $975, $4,262, related to the amortization of the original issue premium. For the years ended December 31, 2015, 2014, and 2013, interest expense included $2,543, $2,186 and $232, respectively, of present value adjustments for fixed deferred acquisition payments.
The amortization and write off of deferred finance costs included in interest expense were $3,448, $3,222 and $12,024 for the years ended December 31, 2015, 2014, and 2013, respectively.
Issuance of 6.75% Senior Notes
On March 20, 2013, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $550 million aggregate principal amount of 6.75% Notes due 2020 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest is payable semiannually in arrears in cash on April 1 and October 1 of each year, beginning on October 1, 2013. The 6.75% Notes mature on April 1, 2020, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537,600. The Company used the net proceeds to redeem all of its existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of such notes

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt – (continued)

of $55,588, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes.
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
MDC may, at its option, redeem the 6.75% Notes in whole at any time or in part from time to time, on and after April 1, 2016 (i) at a redemption price of 103.375% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2016, (ii) at a redemption price of 101.688% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2017 (iii) and at a redemption price of 100% of the principal amount thereof if redeemed on April 1, 2018 and thereafter.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to (i) incur or guarantee additional indebtedness, (ii) pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments, (iii) create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries, (iv) sell assets, (v) enter into transactions with affiliates, (vi) create liens, (vii) enter into sale and leaseback transactions, and (viii) consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.75% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provision.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt – (continued)

Effective October 23, 2014, MDC and its subsidiaries entered into an amendment to its Credit Agreement. The amendment: (i) expanded the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extended the date by an additional eighteen months to September 30, 2019; (iii) reduced the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans) ; and (iv) modified certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.
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
The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to (i) incur or guarantee additional indebtedness, (ii) pay dividends on or redeem or repurchase the capital stock of MDC, (iii) make certain types of investments, (iv) dividend or distribute amounts from MDC’s subsidiaries, (v) incur certain liens, (vi) sell or otherwise dispose of certain assets, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, and (ix) consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants, including a total leverage ratio, a senior leverage ratio, a fixed charge coverage ratio and a minimum earnings level. The Credit Agreement is also subject to customary events of default.
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At December 31, 2015, there were no borrowings under the Credit Agreement.
At December 31, 2015, the Company had issued $5,033 of undrawn letters of credit.
At December 31, 2015 and 2014, accounts payable included $73,558 and $72,147, respectively, of outstanding checks.
Future Principal Repayments
Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate, are as follows:

Period	Amount
2016	$470
2017	175
2018	10
2019	8
2020	735,007
2021 and thereafter	—
$735,670

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt – (continued)

Capital Leases
Future minimum capital lease payments for the years ended December 31 and in aggregate, are as follows:

Period	Amount
2016	$495
2017	182
2018	10
2019	8
2020	7
2021 and thereafter	—
702
Less: imputed interest	(32)
670
Less: current portion	(470)
$200
12. Share Capital
The authorized share capital of the Company is as follows:
(a) Authorized Share Capital
Class A Shares
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B shares, convertible at the option of the holder into one Class B share for each Class A share after the occurrence of certain events related to an offer to purchase all Class B shares.
Class B Shares
An unlimited number, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share.
Preferred A Shares
An unlimited number, non-voting, issuable in series.
(b) Employee Stock Incentive Plan
On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 3,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security in to which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 3,750,000 to be added to the 2005 Incentive Plan for a total of 6,750,000 authorized Class A Shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan (the “SARS” Plan”). On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3,000,000 Class A Shares. In June 2013, the Company's shareholders approved an amendment to the SARS Plan to permit the Company to issue shares authorized uner the SARS Plan to satisfy the grant and vesting awards under the 2011 Stock Incentive Plan. As of December 31, 2015, the Company granted 300,000 Director options (of which 150,000 were forfeited), which option grants were for a ten-year term and vest over five (5) years from the grant date under the 2005 Incentive Plan.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital – (continued)

The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan and 2011 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	534,779	$10.73	835,438	$8.48
Granted	300,756	8.97	2,612,520	16.83
Vested	(353,858)	10.63	(2,499,083)	15.79
Forfeited	(19,011)	7.90	(35,087)	10.91
Balance at December 31, 2013	462,666	$9.79	913,788	$12.54
Granted	120,578	25.09	293,705	21.99
Vested	(497,214)	9.62	(264,478)	10.88
Forfeited	—	—	(26,874)	11.52
Balance at December 31, 2014	86,030	$23.14	916,141	$16.36
Granted	80,000	21.76	191,155	20.42
Vested	(68,067)	25.21	(297,794)	12.35
Forfeited	—	—	(35,000)	21.69
Balance at December 31, 2015	97,963	$19.61	774,502	$18.71
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2015, 2014 and 2013 was $5,394, $7,659 and $43,227, respectively. In connection with the vesting of these awards, the Company included in the taxable loss the amounts of $4,678, $11,874 and $17,219 in 2015, 2014 and 2013, respectively. At December 31, 2015, the weighted average remaining contractual life for performance based awards was 2.5 years and for time based awards was 1.3 years. At December 31, 2015, the fair value of all restricted stock and restricted stock unit awards was $18,950. The term of these awards is three years with vesting up to three years. At December 31, 2015, the unrecognized compensation expense for these awards was $8,790 and will be recognized through 2017. At December 31, 2015, there were 1,123,772 awards available to grant under all equity plans.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital – (continued)

Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance at December 31, 2012	112,500	$6.35	112,500	$6.35	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	112,500	$6.03	112,500	$6.03	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	112,500	$5.70	112,500	$5.70	—
Vested	—	—			—
Granted	—	—			—
Exercised	37,500	4.72			—
Expired and cancelled	—	—			—
Balance at December 31, 2015	75,000	$5.28	75,000	$5.28	—
At December 31, 2015, the intrinsic value of vested options and the intrinsic value of all options was $1,233. For options exercised during 2015, 2014 and 2013, the Company received cash proceeds of $224, nil and nil, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2015, 2014 and 2013 was $471, nil and nil, respectively. At December 31, 2015, the weighted average remaining contractual life of all outstanding options was 0.9 years and for all vested options was 0.9 years. At December 31, 2015, the unrecognized compensation expense of all options was nil.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital – (continued)

Share options outstanding as of December 31, 2015 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$4.72 – $5.83	75,000	0.92	$5.28	75,000	$5.28	0.92
(c) Stock Appreciation Rights
During 2003, the Compensation Committee of the Board of Directors approved a SAR’s compensation program for senior officers and directors of the Company. SAR’s granted prior to 2006 have a term of four years, and after 2006 have a term of up to ten years. Awards vest one-third on each anniversary date.
SAR’s granted and outstanding are as follows:

	SAR’s Outstanding		SAR’s Exercisable		Non Vested SAR’s
	Weighted Average Number Outstanding	Weighted Average Price per Share	Number Outstanding	Price per Share
Balance at December 31, 2012	4,633,146	$2.49	4,633,146	$2.49	—
Vested	—	—			—
Granted	—	—			—
Exercised	(4,633,146)	2.49			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	—	$—	—	$—	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	—	$—	—	$—	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2015	—	$—	—	$—	—
At December 31, 2015, the aggregate amount of shares to be issued on vested SAR’s was nil. During 2015, 2014, and 2013, the aggregate value of SAR’s exercised was nil, nil, and $80,323, respectively. The Company received tax deductions of nil, nil, and $12,682 in 2015, 2014, and 2013, respectively. In November 2013, the Company determined that all outstanding SAR’s would be settled in cash and marked the SAR’s to market. At December 31, 2015, the unrecognized compensation expense of all SAR’s was nil.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital – (continued)

Information related to EVAR transactions over the past three years is summarized as follows:

	EVARs Outstanding		EVARs Exercisable		Non Vested EVARs
	Number Outstanding	Weighted Average Issuance Price per Share	Number Outstanding	Weighted Average Issuance Price per Share
Balance at December 31, 2012	1,917,000	$15.33	—	$—	1,917,000
Vested	(1,917,000)	15.33			(1,917,000)
Granted	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2013	—	$—	—	$—	—
Vested	—	—			—
Granted	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	—	$—	—	$—	—
Vested	—	—			—
Granted	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2015	—	$—	—	$—	—
The grant date fair value of these EVARs was $13,240. At December 31, 2015, there are no outstanding EVARs.
The Company has reserved a total of 2,071,237 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2015 there were 1,123,772 shares available for future option and similar grants.
13. Fair Value Measurements
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
 In order to increase consistency and comparability in fair value measurements, the guidance establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3 - Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for our financial assets that is measured at fair value on a recurring basis at December 31:

	Level 1 2015		Level 1 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$740,838	$765,319	$742,017	$751,538
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
The following table presents changes in Deferred Acquisition Consideration for the years ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014
Beginning balance of contingent payments	$172,227	$151,848
Payments	(77,301)	(61,441)
Grants (1)	174,530	68,642
Redemption value adjustments (2)	41,636	20,816
Transfers (to) from fixed payments	—	(5,146)
Foreign translation adjustment	(4,358)	(2,492)
Ending balance of contingent payments	$306,734	$172,227

(1)	Grants are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(2)
Redemption value adjustments are fair value changes from the Company's initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

In addition to the above amounts, there are fixed payments of $40,370 and $33,141 for total deferred acquisition consideration of $347,104 and $205,368, which reconciles to the consolidated balance sheets at December 31, 2015 and 2014, respectively.
The Company includes the payments of all deferred acquisition consideration in financing activities in the Company's consolidated statement of cash flows, as the Company believes these payments to be seller-related financing activities, which is the predominant source of cash flows.
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
 At December 31, 2015 and 2014, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Fair Value Measurements – (continued)

does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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
14. Segment Information
The Company determines an operating segment if a component (1) engages in business activities from which it earns revenues and incurs expenses, and (2) has discrete financial information that is (3) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance. During 2015, the Company had a change in the CODM as well as a change in how the CODM manages the business. As a result, in the fourth quarter of 2015, the Company reassessed its determination of operating segments. Decisions regarding allocations of resources are made and will be made based on the overall performance of the overall Partner Firm network. Therefore, the Company has determined that the Partner Firm network represents its operating segment. The Company also reassessed its previous allocation methodology and has conformed the allocations to align with how the CODM manages the business. The overall Partner Firm network consists of each of the Company's operating agencies. The Company now reports in one reportable Advertising and Communications Segment in addition to the Corporate Group described as follows:

•
The Advertising and Communications Segment consists of Partner Firms that deliver innovative, value-added marketing, activation, communications and strategic consulting services to their clients. MDC and its Partner Firms deliver a wide range of customized services, including (1) multi-channel media management and optimization, (2) interactive and mobile marketing, (3) direct marketing, (4) database and customer relationship management, (5) sales promotion, (6) corporate communications, (7) market research, (8) data analytics and insights, (9) corporate identity, design and branding services, (10) social media communications, (11) product and service innovation and (12) e-commerce management.

•
The Corporate Group consists of corporate office expenses incurred in connection with the strategic resources provided to the Advertising and Communications Segment, as well as certain other centrally managed expenses that are not fully allocated to the reportable segment. Office and general expenses include (1) salaries and related expenses for corporate office employees including employees dedicated to supporting the Partner Firms, (2) occupancy expense relating to properties occupied by all corporate office employees, (3) other office and general expenses including professional fees for the financial statement audits, and (4) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the reportable segment.

Prior year results have been recast to reflect the new reportable segment.
The significant accounting policies are in the summary of significant accounting policies included in the notes to the consolidated financial statements.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	For the year ended December 31, 2015
	Advertising and Communications	Corporate	Total
Revenue	$1,326,256	$—	$1,326,256
Cost of services sold	879,716	—	879,716
Office and general expenses	258,809	63,398	322,207
Depreciation and amortization	50,449	1,774	52,223
Operating profit (loss)	137,282	(65,172)	72,110
Other Income (Expense):
Other income, net			7,238
Foreign exchange loss			(39,328)
Interest expense and finance charges, net			(57,436)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(17,416)
Income tax expense			5,664
Loss from continuing operations before equity in earnings of non-consolidated affiliates			(23,080)
Equity in earnings of non-consolidated affiliates			1,058
Loss from continuing operations			(22,022)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(6,281)
Net loss			(28,303)
Net income attributable to noncontrolling interests	(9,024)	(30)	(9,054)
Net loss attributable to MDC Partners Inc.			$(37,357)
Stock-based compensation	$15,056	$2,740	$17,796
Capital expenditures from continuing operations	$23,204	$371	$23,575
Goodwill and intangibles	$942,683	$—	$942,683
Total assets	$1,375,372	$214,878	$1,590,250

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	For the year ended December 31, 2014
	Advertising and Communications	Corporate	Total
Revenue	$1,223,512	$—	$1,223,512
Cost of services sold	798,518	—	798,518
Office and general expenses	223,781	66,292	290,073
Depreciation and amortization	45,387	1,785	47,172
Operating profit (loss)	155,826	(68,077)	87,749
Other Income (Expense):
Other income, net			689
Foreign exchange loss			(18,482)
Interest expense and finance charges, net			(54,847)
Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			15,109
Income tax expense			12,422
Income from continuing operations before equity in earnings of non-consolidated affiliates			2,687
Equity in earnings of non-consolidated affiliates			1,406
Income from continuing operations			4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(21,260)
Net loss			(17,167)
Net income attributable to noncontrolling interests	(6,890)	—	(6,890)
Net loss attributable to MDC Partners Inc.			$(24,057)
Stock-based compensation	$12,033	$5,663	$17,696
Capital expenditures from continuing operations	$25,079	$1,337	$26,416
Goodwill and intangibles	$937,494	$—	$937,494
Total assets	$1,368,137	$280,753	$1,648,890

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	For the year ended December 31, 2013
	Advertising and Communications	Corporate	Total
Revenue	$1,062,478	$—	$1,062,478
Cost of services sold	704,969	—	704,969
Office and general expenses	212,933	143,031	355,964
Depreciation and amortization	34,745	1,394	36,139
Operating profit (loss)	109,831	(144,425)	(34,594)
Other Income (Expense):
Other income, net			2,531
Foreign exchange loss			(5,516)
Interest expense, finance charges, and loss on redemption of notes, net			(100,271)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(137,850)
Income tax benefit			(4,367)
Loss from continuing operations before equity in earnings of non-consolidated affiliates			(133,483)
Equity in earnings of non-consolidated affiliates			281
Loss from continuing operations			(133,202)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(9,200)
Net loss			(142,402)
Net income attributable to noncontrolling interests	(6,459)	(2)	(6,461)
Net loss attributable to MDC Partners Inc.			$(148,863)
Stock-based compensation	$8,950	$91,455	$100,405
Capital expenditures from continuing operations	$14,677	$2,132	$16,809
Goodwill and intangibles	$800,595	$—	$800,595
Total assets	$1,220,753	$204,474	$1,425,227
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2015	$52,305	$6,817	$4,435	$63,557
2014	$48,884	$7,099	$4,257	$60,240
Goodwill and Intangible Assets
2015	$798,746	$122,821	$21,116	$942,683
2014	$759,035	$154,349	$24,110	$937,494

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2015	$1,085,051	$129,039	$112,166	$1,326,256
2014	$993,474	$150,390	$79,648	$1,223,512
2013	$870,525	$135,630	$56,323	$1,062,478
15. Related Party Transactions

(a)
The Company incurred service fees and paid cash incentive awards totaling $8,825, $13,592 and $15,992 in 2015, 2014 and 2013, respectively, relating to companies controlled by Miles Nadal, the former Chairman and Chief Executive Officer (“CEO”) of the Company. Mr. Nadal previously provided such services to the Company as its Chief Executive Officer pursuant to a Management Services Agreement (as amended and restated on May 6, 2013, the “Services Agreement”) among the Company, Mr. Nadal and with Nadal Management, Inc. In connection with Mr. Nadal’s resignation on July 20, 2015, the Company and Mr. Nadal terminated the Services Agreement and entered into a separation agreement (the “Separation Agreement”), dated as of July 20, 2015. Pursuant to the Separation Agreement, Mr. Nadal agreed, among other things, to: (i) repay to the Company $1,877 in connection with certain amounts paid to or for the benefit of Mr. Nadal and an affiliate; (ii) repay to the Company $10,582 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017; and (iii) customary non-disparagement and confidentiality obligations, reaffirmation of restrictive covenants, and an intellectual property rights assignment. Mr. Nadal was not paid any compensation payments or severance under the Separation Agreement.

(b)
Pursuant to the amended Services Agreement (which has since been terminated, as described in footnote 15(a) above), the Company agreed to provide to its former CEO, Miles Nadal, a special bonus of C$10,000 upon the first to occur of (i) the average market price of the Company’s Class A subordinate voting shares is C$30 per share or more for more than 20 consecutive trading days (measured as of the close of trading on each applicable date) or (ii) a change of control of the Company. During November 2013, this bonus was earned and paid to Mr. Nadal in the amount of C$10,000 (US $9,649).

(c)
Beginning in 2014 through June 30, 2015, MDC chartered for business purposes an airplane and helicopter (together, the “Aircraft”) owned by entities controlled by Mr. Nadal (the former CEO) and leased to an independent corporate aircraft management company. Entities controlled by Mr. Nadal paid for the purchases of the Aircraft and were legally responsible and have paid for all operating, personnel and maintenance costs associated with the Aircraft’s operations.  Payments by third parties to charter the Aircraft from the corporate aircraft management company offset a portion of the costs. Payments by MDC for the business use of the Aircraft by Mr. Nadal were made to the corporate aircraft management company at a fixed hourly rate set forth in the aircraft service agreement between the aircraft management company and entities controlled by Mr. Nadal.  In the first and second quarter of 2015, MDC paid a total of $398 for the business use of the Aircraft. Promptly following Mr. Nadal's resignation on July 20, 2015, the Company prohibited the use of private aircraft travel by its directors and executive officers.

(d)
From May 2015 to December 31, 2015, Lori Senecal held the dual titles of President and Chief Executive Officer of the MDC Partner Network and Chief Executive Officer of Partner Firm Crispin Porter & Bogusky (“CPB”). As of January 1, 2016, Ms. Senecal assumed the exclusive role as Global Chief Executive Officer of CPB. Ms. Senecal's husband, William Grogan, has been employed by the Company since July 1, 2015 as President of Global Accounts. In 2015, Mr. Grogan's total compensation from the Company and its affiliate (kbs+), including salary, bonus, and other benefits, totaled approximately $943. His compensation is commensurate with that of his peers.

(e)
Scott Kauffman is Chairman and Chief Executive Officer of the Company. His daughter, Sarah Kauffman, has been employed by Partner Firm kbs+ since July 2011, and currently acts as Director of Operations, Attention Partners. In 2015, her total compensation, including salary, bonus and other benefits, totaled approximately $125. Her compensation is commensurate with that of her peers.

(f)
In 2015, Union Advertising Canada LP (“Union”), a Partner Firm, provided certain website development and related marketing services to each of Peerage Realty Partners (“Peerage”) and Peerage’s subsidiary, Baker Real Estate Incorporated (“Baker”). Miles Nadal, the Company’s former CEO, is the majority equity owner of Peerage and Baker. The amount of fees paid by each of Peerage and Baker in respect of these services in 2015 was $131, which fees were customary for these types of services.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

16. Commitments, Contingencies and Guarantees
Deferred Acquisition Consideration.  In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable, based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.
Options to Purchase.  Noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2016 to 2022. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2015 perform over the relevant future periods at their trailing twelve-month earnings levels, that these rights, if all exercised, could require the Company to pay an aggregate amount of approximately $17,964 to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $107 by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $48,900 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $2,607 less than the initial redemption value recorded in Redeemable Noncontrolling Interests.
Included in Redeemable Noncontrolling Interests at December 31, 2015 was $69,471 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters.  Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the years ended December 31, 2015, 2014, and 2013, these operations did not incur any material costs related to damages resulting from hurricanes.
Guarantees.  Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.
Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company is involved in class action suits as described below.
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants the Company, CFO David Doft, Mr. Nadal, and Mr. Sabatino.  On December 11, 2015, North Collier and co-lead plaintiff  Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mr. Gendel and Senator Kirby.  The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding the Company's financial disclosures, executive compensation, goodwill accounting, and internal controls. The Company intends to vigorously defend this suit.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Commitments, Contingencies and Guarantees – (continued)

On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming as Defendants the Company, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO USA, LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the company’s public statements, as well as omitting to disclose material facts with respect to an SEC investigation. The Company also intends to vigorously defend this suit.
Commitments.  At December 31, 2015, the Company had $5,033 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $3,449.
Leases.  The Company and its subsidiaries lease certain facilities and equipment. For the years ended December 31, 2015, 2014, and 2013, gross premises rental expense amounted to $47,583, $42,657, and $38,366, respectively, which was reduced by sublease income of $1,739, $1,449, and $897, respectively. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.
Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs, for the years ending December 31, 2016 and thereafter, are as follows:

Period	Amount
2016	$39,448
2017	37,467
2018	37,055
2019	33,004
2020	30,492
2021 and thereafter	79,272
$256,738
At December 31, 2015, the total future cash to be received on sublease income is $11,857.
17. New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous US GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which will require equity investments, except equity method investments, to be measured at fair value and any changes in fair value will be recognized in results of operations. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early application is not permitted. Additionally, this guidance provides for the recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, Income Taxes, which amends Topic 740 and requires all deferred income tax assets and liabilities to be presented as noncurrent on the balance sheet. This amended guidance is effective beginning January 1, 2017, and may be applied retrospectively or prospectively, with early adoption permitted. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
In September 2015, the FASB issued ASU 2015-16, Business Combinations. This update amends Topic 805 and requires that an acquirer (i) recognize adjustments to provision amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The Company is currently assessing the impact on the presentation of its financial position and disclosures.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
17. New Accounting Pronouncements – (continued)

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software. This update amends Topic 350 and provides explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement and whether it includes a software license. This guidance is effective for the Company beginning January 1, 2016. The implementation of the amended accounting guidance is not expected to have a material impact on the consolidated financial position or results of operations.
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
Net periodic pension cost consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2015	2014
Service cost	$—	$—
Interest cost on benefit obligation	1,864	1,788
Expected return on plan assets	(2,069)	(2,025)
Curtailment and settlements	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gains) losses	103	—
Net periodic benefit cost (benefit)	$(102)	$(237)
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2015	2014
Curtailment/settlement	$—	$—
Current year actuarial (gain) loss	526	11,515
Amortization of actuarial gain (loss)	(103)	—
Current year prior service (credit) cost	—	—
Amortization of prior service credit (cost)	—	—
Amortization of transition asset (obligation)	—	—
Total recognized in other comprehensive (income) loss	$423	$11,515
Total recognized in net periodic benefit cost and other comprehensive (income) loss	321	$11,278
The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31:

	Pension Benefits	Pension Benefits
	2015	2014
Change in benefit obligation:
Benefit obligation, Beginning balance	$43,799	$32,857
Service Cost	—	—
Interest Cost	1,864	1,788
Change in Mortality	—	3,287
Plan amendments	—	—
Curtailment/settlement	—	—
Actuarial (gains) losses	(2,774)	7,681
Benefits paid	(2,593)	(1,814)
Benefit obligation, Ending balance	40,296	43,799
Change in plan assets:
Fair value of plan assets, Beginning balance	28,360	26,868
Actual return on plan assets	(1,232)	1,478
Employer contributions	655	1,828
Benefits paid	(2,593)	(1,814)
Fair value of plan assets, Ending balance	25,190	28,360
Unfunded status	$15,106	$15,439
Amounts recognized in the balance sheet at December 31 consist of the following:

	Pension Benefits	Pension Benefits
	2015	2014
Noncurrent liability	$15,106	$15,439
Net amount recognized	$15,106	$15,439

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

Amounts recognized, net of tax, in Accumulated Other Comprehensive Loss consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2015	2014
Accumulated net actuarial losses	$9,219	$8,796
Accumulated prior service cost	—	—
Accumulated transition obligation	—	—
Amount recognized, net of tax	$9,219	$8,796
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
The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits	Pension Benefits
	2015	2014
Discount rate	4.69%	4.38%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2015 and 2014 were determined independently. A yield curve was produced for a universe containing the majority of US-issued AA-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits	Pension Benefits
	2015	2014
Discount rate	4.38%	5.26%
Expected return on plan assets	7.40%	7.40%
Rate of compensation increase	N/A	N/A
The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

Fair Value of Plan Assets
The Defined Benefit plan assets fall into any of three fair value classifications as defined in the FASB ASC Topic 820, Fair Value Measurements. There are no Level 3 assets held by the plan. The fair value of the plan assets as of December 31 is as follows:

	December 31, 2015	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,580	$145	$1,435	$—
Common Stock	9,479	9,479	—	—
Corporate Bonds	3,834	—	3,834	—
Mutual Funds	10,006	10,006	—	—
Foreign Stock	291	291	—	—
Total	$25,190	$19,921	$5,269	$—

	December 31, 2014	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$982	$251	$731	$—
Common Stock	11,099	11,099	—	—
Corporate Bonds	5,460	—	5,460	—
Mutual Funds	10,606	10,606	—	—
Foreign Stock	213	213	—	—
Total	$28,360	$22,169	$6,191	$—
The pension plans weighted-average asset allocation for the years ended December 31, 2015 and 2014 are as follows:

	Target Allocation	Actual Allocation	Actual Allocation
	2015	2015	2014
Asset Category:
Equity Securities	60%	68.0%	65.0%
Debt Securities	40%	25.7%	31.5%
Cash/Cash Equivalents and Short Term Investments	—%	6.3%	3.5%
	100%	100%	100%
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
The target allocation of plan assets is 50 percent equity securities and 50 percent corporate bonds and US Treasury securities.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

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
The above tables present information about the pension plan assets measured at fair value at December 31, 2015 and the valuation techniques used by the Company to determine those fair values.
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
The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed. Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each December 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2016 are as follows:

Pension Benefits
Estimated Amortization:	2016
Prior service cost (credit) amortization	$—
Net loss amortization	137
Total	$137
The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2016	$1,517
2017	$1,666
2018	$1,823
2019	$1,832
2020	$2,092
2021 – 2025	$11,399
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

19. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the year ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2013	$1,607	$(2,404)	$(797)
Other comprehensive income before reclassifications	—	3,448	3,448
Amounts reclassified from accumulated other comprehensive income (loss)	(10,403)	—	(10,403)
Other comprehensive income (loss)	$(10,403)	$3,448	$(6,955)
Balance December 31, 2014	$(8,796)	$1,044	$(7,752)
Other comprehensive income before reclassifications	—	14,432	14,432
Amounts reclassified from accumulated other comprehensive income (loss)	(423)	—	(423)
Other comprehensive income (loss)	(423)	14,432	14,009
Balance December 31, 2015	$(9,219)	$15,476	$6,257
Reclassifications for the year ended December 31, 2015 were as follows:

2015
Amortization of defined pension plan:
Prior service cost	$—
Actuarial losses	103
Net periodic benefit cost	103
Income tax expense	41
Net of tax	$62
For the year ended December 31, 2014, there were no reclassifications from accumulated other comprehensive income (loss).

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

20. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2015	$302,222	$336,606	$328,415	$359,013
2014	$274,854	$299,356	$309,391	$339,911
Cost of services sold:
2015	$210,419	$225,042	$212,925	$231,330
2014	$181,468	$188,875	$205,549	$222,626
Income (loss) from continuing operations:
2015	$(23,417)	$31,072	$(5,166)	$(24,511)
2014	$(7,213)	$19,555	$(1,868)	$(6,381)
Net income (loss) attributable to MDC Partners Inc.:
2015	$(32,091)	$29,560	$(8,604)	$(26,222)
2014	$(8,846)	$16,470	$(4,922)	$(26,759)
Income (loss) per common share:
Basic
Continuing operations:
2015	$(0.52)	$0.57	$(0.15)	$(0.52)
2014	$(0.17)	$0.36	$(0.07)	$(0.17)
Net income (loss):
2015	$(0.65)	$0.60	$(0.17)	$(0.52)
2014	$(0.18)	$0.33	$(0.10)	$(0.54)
Diluted
Continuing operations:
2015	$(0.52)	$0.56	$(0.15)	$(0.52)
2014	$(0.17)	$0.35	$(0.07)	$(0.17)
Net income (loss):
2015	$(0.65)	$0.59	$(0.17)	$(0.52)
2014	$(0.18)	$0.32	$(0.10)	$(0.54)
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
Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2015 and 2014 included a foreign exchange loss of $9,531 and $8,066, respectively.

•	The fourth quarter of 2015 and 2014 included stock-based compensation charges of $4,771 and $5,463, respectively.

•	The fourth quarter of 2015 and 2014 included deferred acquisition adjustments of $41,910 and $1,751, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

21. Other Events
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
Specifically, as of December 31, 2015, Mr. Nadal repaid to the Company an aggregate amount equal to $11,285 in respect of perquisites and improper payments identified by the Special Committee. The Company recorded this amount as a reduction of office and general expenses in 2015. In addition, Mr. Nadal agreed to repay to the Company $10,582 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017. Mr. Nadal repaid to the Company the first installment of $1,000 in September 2015 and the second installment of $1,500 in December 2015. The Company recorded a charge of approximately  $5,338 in 2015 for the balance of prior cash bonus award amounts that will not be recovered.
The SEC investigation of these expenses and related matters remains ongoing. For the twelve months ended December 31, 2015, the Company has incurred $13,705 of professional expenses relating to the ongoing SEC investigation, which were offset by $1,000 of proceeds from insurance.

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
We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, we believe that, as of December 31, 2015, we maintained effective internal control over financial reporting based on these criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Implementation of Additional Procedures
In connection with the matters described in more detail under “Item 3 - Legal Proceedings,” during the course of 2015, we have adopted and implemented a series of remedial steps to improve and strengthen our disclosure and internal controls and procedures regarding travel, entertainment and related expenses. The remedial steps include:

•Adoption and implementation of a new Travel & Entertainment Policy. Effective July 20, 2015, the Board and management determined that we would not permit the use of any private aircraft by our directors and officers.
•Quarterly review and reporting to our Audit Committee with respect to compliance by our executive officers with travel and expense reimbursement policies.
•Implementation of new controls and approval procedures in accounts payable processing, including authorization of payments and wire transfers.

(d) Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada
We have audited MDC Partners Inc. internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A - Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MDC Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of MDC Partners Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 26, 2016

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers,” “Audit Committee,” “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2016 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2015, which sections are incorporated herein by reference.
Executive Officers of MDC Partners
The executive officers of MDC Partners as of February 26, 2016 are:

Name	Age	Office
Scott L. Kauffman(1)	60	Chairman of the Board and Chief Executive Officer
David B. Doft	44	Chief Financial Officer
Andre Coste	52	Executive Vice President and Chief Operating Officer
Alex Delanghe	36	Senior Vice President, Corporate Communications
Mitchell S. Gendel	50	General Counsel and Corporate Secretary
Bob Kantor	58	Chief Marketing and Business Development Officer
Amie Miller	44	Senior Vice President, Talent
David C. Ross	35	Senior Vice President, Corporate Development & Strategy
____________

(1)	Also a member of MDC's Board of Directors.
There is no family relationship among any of the executive officers or directors.
Mr. Kauffman joined MDC Partners in April 2006 as a director on the board of directors and, effective July 20, 2015, assumed the role of Chairman and Chief Executive Officer of MDC Partners.  From April 2013 until May 2014, Mr. Kauffman served as the President and Chief Executive Officer, and a member of the Board of Directors, of New Engineering University. From April 2011 until January 2013, Mr. Kauffman was a Board member and then Chairman of LookSmart, Ltd, a publicly-traded, syndicated pay-per-click search network. From January 2009 to August 2010, Mr. Kauffman was President and Chief Executive Officer, and a member of the board, of GeekNet, Inc., a publicly-traded open source software application developer and e-commerce website operator.
Mr. Doft joined MDC Partners in August 2007 as Chief Financial Officer. Prior to joining MDC Partners, he oversaw media and Internet investments at Cobalt Capital Management Inc. from July 2005 to July 2007. Prior thereto, he worked at Level Global Investors from October 2003 to March 2005 investing in media and Internet companies. Before that, Mr. Doft was a sell side analyst for ten years predominately researching the advertising and marketing services sector for CIBC World Markets where he served as Executive Director and ABN AMRO/ING Barings Furman Selz where he was a Managing Director.
Mr. Coste joined MDC Partners in April 2013 and acts as Executive Vice President and Chief Operating Officer. Prior to joining MDC Partners, he was with Publicis Worldwide for nine years, first as Chief Financial Officer of the Asia-Pacific Region from 2004 to 2008 and then as Global Chief Financial Officer from 2008 to 2013.
Ms. Delanghe joined MDC Partners in January 2012, as Senior Vice President, Corporate Communications. Prior to joining MDC Partners, Ms. Delanghe served as U.S. Director of Communications for DDB, managing national communications efforts on behalf of the network and its agencies.
Mr. Gendel joined MDC Partners in November 2004, as General Counsel and Corporate Secretary. Prior to joining MDC Partners, he served as Vice President and Assistant General Counsel at The Interpublic Group of Companies, Inc. from December 1999 until September 2004.
Mr. Kantor joined MDC Partners in May 2009, and currently serves as Chief Marketing and Business Development Officer. Prior to joining MDC Partners, he served as CEO of Publicis NY and President of Lowe & Partners NA, and also founded and built Rotter Kantor, an integrated communications company, as well as Hanger Network, the country's largest green-marketing platform.
Ms. Miller joined MDC Partners in January 2010, as Senior Vice President, Talent. Prior to joining MDC Partners' corporate group, Ms. Miller served as VP, Talent Director at Crispin Porter + Bogusky, which she originally joined in 1992.

Mr. Ross joined MDC Partners in March 2010 and became Senior Vice President, Corporate Development & Strategy, in March 2012. Prior to joining MDC Partners, he was an Associate at Skadden Arps LLP where he represented corporate clients in a variety of capital markets and M&A transactions.
Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in the Company's Proxy Statement for the 2016 Annual General Meeting of Stockholders.
Code of Conduct
The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at http://www.mdc-partners.com, or by writing to MDC Partners Inc., 745 Fifth Avenue, 19th Floor, New York, New York, 10151, Attention: Investor Relations.
Item 11. Executive Compensation
Reference is made to the sections captioned “Compensation of Directors” and “Executive Compensation” in the Company's next Proxy Statement for the 2016 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to Item 5 of this Form 10-K and to the sections captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2016 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to the section captioned “Transactions with Related Parties” in this Form 10-K, and to “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2016 Annual General Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Reference is made to the section captioned “Appointment of Auditors” in the Company's Proxy Statement for the 2016 Annual General Meeting of Stockholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc. New York, New York

The audits referred to in our report dated February 26, 2016 relating to the consolidated financial statements of MDC Partners Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2015, 2014 and 2013. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
New York, New York
February 26, 2016

(a) Financial Statements and Schedules
The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.
Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2015	$1,409	$750	$(799)	$(54)	$1,306
December 31, 2014	$2,011	$556	$(1,127)	$(31)	$1,409
December 31, 2013	$1,581	$1,484	$(1,042)	$(12)	$2,011
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2015	$119,117	$9,381	$(149)	$(4,206)	$124,143
December 31, 2014	$137,961	$(10,437)	$(7,062)	$(1,345)	$119,117
December 31, 2013	$134,761	$6,640	$(2,212)	$(1,228)	$137,961
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
By:
MDC PARTNERS INC.

Date:	February 26, 2016	/s/ Scott L. Kauffman
Name: Scott L. Kauffman Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott L. Kauffman	Chairman and Chief Executive Officer	February 26, 2016
Scott L. Kauffman
/s/ David Doft	Chief Financial Officer (Principal Accounting Officer)	February 26, 2016
David Doft
/s/ Clare Copeland	Director	February 26, 2016
Clare Copeland
/s/ Michael J. Kirby	Director	February 26, 2016
Michael J. Kirby
/s/ Irwin D. Simon	Director	February 26, 2016
Irwin D. Simon

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014);
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014);
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1
Indenture, dated as of March 20, 2013, among the Company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 20, 2013);

4.1.1	6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 20, 2013);
4.1.2
First Supplemental Indenture, dated as of June 21, 2013, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1.2 to the Company’s Form 10-K filed on March 10, 2014);

4.1.3
Second Supplemental Indenture, dated as of November 6, 2013, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1.3 to the Company’s Form 10-K filed on March 10, 2014);

4.1.4
Third Supplemental Indenture, dated as of November 15, 2013, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 15, 2013);

4.1.5
Fourth Supplemental Indenture, dated as of March 14, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on April 29, 2014);

4.1.6
Fifth Supplemental Indenture, dated as of April 2, 2014, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee, including the form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 2, 2014);

4.1.7	Sixth Supplemental Indenture, dated as of November 19, 2015, to the Indenture, dated as of March 20, 2013, among the Company, the Note Guarantors and The Bank of New York Mellon, as trustee*;
10.1
Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2013);

10.1.1
Consent and First Amendment, with an effective date of November 8, 2013, to Amended and Restated Credit Agreement, dated as of March 20, 2013 by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 12, 2013);

10.1.2
Second Amendment, with an effective date of February 14, 2014, to Amended and Restated Credit Agreement, dated as of March 20, 2013, by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-K filed on March 10, 2014);

10.1.3
Consent and Third Amendment, with an effective date of March 27, 2014, to Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014);

10.1.4
Fourth Amendment, with an effective date of October 23, 2014, to Amended and Restated Credit Agreement, dated as of March 20, 2013, by and among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on October 24, 2014);

10.2	Employment Agreement between the Company and Scott Kauffman, dated as of August 6, 2015*;
10.3
Separation Agreement, by and among the Company, Nadal Management Limited, Nadal Financial Corporation and Miles Nadal, dated as of July 20, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 20, 2015);

10.4.1	Board Resignation Letter of Stephen Pustil, dated June 11, 2015 (effective July 1, 2015) (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on August 7, 2015);
10.4.2	Agreement of Retirement, Settlement and Release, dated October 29, 2015, by and between the Company and Stephen Pustil*;
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

10.7	Separation Agreement between the Company and Michael Sabatino, dated as of July 29, 2015*;
10.8
Amended and Restated Employment Agreement, dated as of August 10, 2014, between Lori Senecal and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 11, 2014);

10.8.1	Board Resignation Letter of Lori Senecal, dated June 29, 2015 (effective July 1, 2015) (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on August 7, 2015);
10.8.2	Assignment and Assumption Agreement, effective as of December 31, 2015, by and among the Company, Crispin Porter & Bogusky LLC and Lori Senecal*;
10.9	Employment Agreement between the Company and Andre Coste, dated as of March 17, 2013*;
10.10
Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);

10.10.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 5, 2006);
10.11
Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);

10.11.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005);
10.11.2	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2006);
10.11.3	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2006);
10.11.4	Form of Service-Based and Financial Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2007);
10.11.5	Form of Restricted Stock Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-K filed on March 10, 2010);
10.11.6	Form of Restricted Stock Unit (RSU) Grant Agreement (2010) (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-K filed on March 10, 2010);
10.11.7	Form of Restricted Stock Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.9 to the Company’s Form 10-K filed on March 14, 2011);
10.11.8	Form of Restricted Stock Unit (RSU) Grant Agreement (2011) (incorporated by reference to Exhibit 10.12.10 to the Company’s Form 10-K filed on March 14, 2011);
10.11.9
2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);

10.12
2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 1, 2011);

10.12.1	Form of Restricted Stock Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 1, 2011);
10.12.2	Form of Restricted Stock Unit (RSU) Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 1, 2011);
10.12.3	Form of Restricted Stock Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.3 of the Company’s Form 10-K filed on March 15, 2012);
10.12.4	Form of Restricted Stock Unit (RSU) Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.4 of the Company’s Form 10-K filed on March 15, 2012);
10.12.5	Form of 2014 Financial-Performance Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.10.5 to the Company’s Form 10-K filed on March 10, 2014);
10.13	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2011);
10.14
MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan, as adopted March 6, 2014, including forms of 2014 Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 10, 2014);

10.15	Form of Financial-Performance Based Restricted Stock Grant Agreement (2016)*;
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (as amended, November 2015)*;
14.1	MDC Partners’ Corporate Governance Guidelines (as amended, February 2016)*;
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA, LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
___________
*    Filed electronically herewith.