Form 10-Q
period 2016-03-31
MDC PARTNERS INC
filed 2016-05-04
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of April 28, 2016 were: 51,651,737 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Services	$309,042	$302,222
Operating Expenses:
Cost of services sold	211,446	210,419
Office and general expenses	77,828	74,308
Depreciation and amortization	11,220	12,300
	300,494	297,027
Operating profit	8,548	5,195
Other Income (Expense):
Other, net	15,512	(18,040)
Interest expense and finance charges	(15,575)	(15,096)
Loss on redemption of notes	(33,298)	—
Interest income	178	119
	(33,183)	(33,017)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(24,635)	(27,822)
Income tax benefit	(1,972)	(4,054)
Loss from continuing operations before equity in earnings of non-consolidated affiliates	(22,663)	(23,768)
Equity in earnings of non-consolidated affiliates	229	351
Loss from continuing operations	(22,434)	(23,417)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,294)
Net loss	(22,434)	(29,711)
Net income attributable to the noncontrolling interests	(859)	(2,380)
Net loss attributable to MDC Partners Inc.	$(23,293)	$(32,091)

Loss Per Common Share
Basic and Diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.47)	$(0.52)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.13)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.47)	$(0.65)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	50,002,552	49,754,961

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,136	$2,738
Office and general expenses	1,549	1,707
Total	$4,685	$4,445
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(thousands of United States dollars)

	Three Months Ended March 31,
	2016	2015
Comprehensive Loss
Net loss	$(22,434)	$(29,711)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(8,825)	5,181
Other comprehensive income (loss)	(8,825)	5,181
Comprehensive loss for the year	(31,259)	(24,530)
Comprehensive income (loss) attributable to noncontrolling interests	(2,515)	151
Comprehensive loss attributable to MDC Partners Inc.	$(33,774)	$(24,379)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,840	$61,458
Cash held in trusts	5,330	5,122
Accounts receivable, less allowance for doubtful accounts of $1,465 and $1,306	392,639	361,044
Expenditures billable to clients	22,320	44,012
Other current assets	49,804	37,109
Total Current Assets	491,933	508,745
Fixed assets, at cost, less accumulated depreciation of $101,117 and $96,554	64,755	63,557
Investments in non-consolidated affiliates	6,632	6,263
Goodwill	877,167	870,301
Other intangible assets, net	67,493	72,382
Deferred tax asset	20,597	15,367
Other assets	42,978	41,010

Total Assets	$1,571,555	$1,577,625
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$313,183	$359,568
Trust liability	5,330	5,122
Accruals and other liabilities	212,869	297,964
Advance billings	136,116	119,100
Current portion of long-term debt	415	470
Current portion of deferred acquisition consideration	98,061	130,400
Total Current Liabilities	765,974	912,624
Long-term debt, less current portion	896,694	728,413
Long-term portion of deferred acquisition consideration	222,912	216,704
Other liabilities	44,779	44,905
Deferred tax liabilities	95,405	92,581

Total Liabilities	2,025,764	1,995,227

Redeemable Noncontrolling Interests (Note 2)	71,000	69,471
Commitments, Contingencies and Guarantees (Note 11)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 50,253,153 and 49,986,705 shares issued and outstanding in 2016 and 2015	275,263	269,841
Class B Shares, no par value, unlimited authorized, 3,755 shares issued and outstanding in 2016 and 2015, each convertible into one Class A share	1	1
Charges in excess of capital	(326,701)	(315,261)
Accumulated deficit	(550,283)	(526,990)
Accumulated other comprehensive income (loss)	(4,224)	6,257
MDC Partners Inc. Shareholders' Deficit	(605,944)	(566,152)
Noncontrolling Interests	80,735	79,079
Total Shareholders' Deficit	(525,209)	(487,073)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,571,555	$1,577,625
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,434)	$(29,711)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,294)
Loss from continuing operations	(22,434)	(23,417)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Stock-based compensation	4,685	4,445
Depreciation	5,028	4,537
Amortization of intangibles	6,192	7,763
Amortization of deferred finance charges and debt discount	7,021	1,494
Loss on redemption of notes	26,873	—
Adjustment to deferred acquisition consideration	6,440	2,801
Deferred income tax	(2,266)	(3,929)
Earnings of non-consolidated affiliates	(229)	(351)
Other non-current assets and liabilities	(1,482)	733
Foreign exchange	(14,134)	15,219
Changes in working capital:
Accounts receivable	(31,586)	(97,760)
Expenditures billable to clients	21,692	(5,721)
Prepaid expenses and other current assets	(13,030)	(12,211)
Accounts payable, accruals and other liabilities	(138,473)	(36,478)
Advance billings	17,016	30,496
Cash flows used in continuing operating activities	(128,687)	(112,379)
Discontinued operations	—	(1,294)
Net cash used in operating activities	(128,687)	(113,673)
Cash flows used in investing activities:
Capital expenditures	(5,539)	(5,656)
Acquisitions, net of cash acquired	(1,774)	(1,310)
Proceeds from sale of assets	—	29
Other investments	(822)	(2,318)
Distributions from non-consolidated affiliates	7	342
Cash flows used in continuing investing activities	(8,128)	(8,913)
Discontinued operations	—	(153)
Net cash used in investing activities	(8,128)	(9,066)
Cash flows provided by financing activities:
Proceeds from issuance of 6.50% Notes	900,000	—
Repayment of 6.75% Notes	(735,000)	—
Repayments of revolving credit agreement	(217,208)	(91,190)
Proceeds from revolving credit agreement	234,187	110,792
Acquisition related payments	(30,479)	(11,142)
Repayment of long-term debt	(156)	(126)
Purchase of shares	(902)	(876)
Premium paid on redemption of notes	(26,873)	—
Deferred financing costs	(18,091)	—
Distributions to noncontrolling interests	(2,399)	(2,839)
Cash overdrafts	6,271	32,103
Payment of dividends	(10,636)	(10,636)
Cash flows provided by continuing financing activities	98,714	26,086
Discontinued operations	—	(40)
Net cash provided by financing activities	98,714	26,046
Effect of exchange rate changes on cash and cash equivalents	(1,517)	711
Decrease in cash and cash equivalents	(39,618)	(95,982)
Cash and cash equivalents at beginning of period	61,458	113,348
Cash and cash equivalents at end of period	$21,840	$17,366

Supplemental disclosures:
Cash income taxes paid	$143	$540
Cash interest paid	$25,703	$367
Change in cash held in trusts	$208	$(246)

Non-cash transactions:
Capital leases	$156	$42
Dividends payable	$1,115	$1,384
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock				Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	$—	$(315,261)	$(526,990)	$6,257	$(566,152)	$79,079	$(487,073)
Net loss attributable to MDC Partners	—	—	—	—	—	—	(23,293)	—	(23,293)	—	(23,293)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(10,481)	(10,481)	1,656	(8,825)
Issuance of restricted stock	79,278	956	—	—	(956)	—	—	—	—	—	—
Deferred acquisition consideration settled through issuance of shares	227,437	5,368	—	—	—	—	—	—	5,368	—	5,368
Shares acquired and cancelled	(40,267)	(902)	—	—	—	—	—	—	(902)	—	(902)
Stock-based compensation	—	—	—	—	1,779	—	—	—	1,779	—	1,779
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	(1,423)	—	—	—	(1,423)	—	(1,423)
Dividends paid and to be paid	—	—	—	—	(10,840)	—	—	—	(10,840)	—	(10,840)
Transfer to charges in excess of capital	—	—	—	—	11,440	(11,440)	—	—	—	—	—
Balance at March 31, 2016	50,253,153	$275,263	3,755	$1	$—	$(326,701)	$(550,283)	$(4,224)	$(605,944)	$80,735	$(525,209)
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
 These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015.
2. Significant Accounting Policies
 The Company’s significant accounting policies are summarized as follows:
 Accounting Change. On January 1, 2016, the Company retrospectively adopted the FASB Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at December 31, 2015 and March 31, 2015 was adjusted to reflect the reclassification of $12,625 and $14,511, respectively, from other assets to long-term debt.
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
 Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2016 and December 31, 2015. No clients accounted for 10% of the Company’s revenue for the three months ended March 31, 2016 or for the three months ended March 31, 2015.
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
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, at March 31, 2016 and December 31, 2015 was $12,645 and $11,763, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company's partner agencies may receive minority equity interests from start-up companies in lieu of fees.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Note 4 and Note 8. For the three months ended March 31, 2016 and 2015, $6,327 and $2,248 of expense, respectively, related to changes in such estimated values was recorded in results of operations. The Company expenses acquisition related costs. For the three months ended March 31, 2016 and 2015, $553 and $874, respectively, of acquisition related costs were charged to operations.
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
If the estimated redemption value is in excess of the fair value of the noncontrolling interests, the Company records a charge to income attributable to noncontrolling interests. For the three months ended March 31, 2016 and 2015, there were no charges to income attributable to noncontrolling interests. Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in redeemable noncontrolling interests:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Beginning Balance	$69,471	$194,951
Redemptions	—	(155,042)
Additions (1)	—	7,703
Changes in redemption value	1,423	22,809
Currency Translation Adjustments	106	(950)
Ending Balance	$71,000	$69,471

(1)	Additions in 2015 consisted of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
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
 Doner is a full service integrated creative agency that is included as part of the Company's portfolio in the Advertising and Communications segment. The Company’s Credit Agreement (see Note 7) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at March 31, 2016 were $113,235 and $77,668, respectively, and at December 31, 2015 were $122,558 and $86,047, respectively.
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
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company's previously outstanding 6.75% senior notes due 2020 (the “6.75% Notes”); the Company's 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company's $325 million senior secured revolving credit agreement due 2019 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes and the 6.50% Notes as well as the original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three months ended March 31, 2016 and 2015, interest expense included $112 and $554, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
The Company redeemed the 6.75% Notes with the net proceeds from the issuance of the 6.50% Notes. For further information see Note 7.
 Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. During the three months ended March 31, 2016 and 2015, the Company's effective tax rate was substantially lower than the statutory rate due primarily to (i) the utilization of previously fully reserved net operating losses, and (ii) noncontrolling interest charges and losses in certain tax jurisdictions where a valuation allowance was deemed necessary, offset by non-deductible stock-based compensation.
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
 It is the Company’s policy for issuing shares upon the exercise and/or vesting of an equity incentive award to calculate and verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and to deliver new shares to the exercising party.
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
 During the three months ended March 31, 2016, the Company issued 111,500 restricted stock units (“RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $2,018 and generally vest on the third anniversary of the date of grant. In addition, the Company issued 527,348 restricted stock awards. The vesting of these awards are contingent upon the Company meeting a cumulative three year earnings target and vesting date. Once the Company defines the earnings target and the vesting conditions and a grant date is established, the Company will record the compensation expense over the vesting period.
 A total of 1,376,388 Class A shares of restricted stock, granted to employees as equity incentive awards but not yet vested, has been excluded in the Company’s calculation of Class A shares outstanding as of March 31, 2016.
Loss per Common Share.  Basic loss per share is based upon the weighted average number of common shares outstanding during each period, including the “Share capital to be issued” as reflected in Shareholders’ Equity on the balance sheet. Diluted loss per share is based on the above, plus, if dilutive, common share equivalents, which include outstanding options, stock appreciation rights, and unvested restricted stock units.
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

3. Loss Per Common Share
 The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended March 31,
	2016	2015
Numerator
Numerator for basic loss per common share - loss from continuing operations	$(22,434)	$(23,417)
Net income attributable to the noncontrolling interests	(859)	(2,380)
Net loss from continuing operations attributable to MDC Partners Inc. common shareholders	(23,293)	(25,797)
Effect of dilutive securities	—	—
Numerator for diluted loss per common share - loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(23,293)	$(25,797)
Denominator
Denominator for basic loss per common share - weighted average common shares	50,002,552	49,754,961
Effect of dilutive securities	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	50,002,552	49,754,961
Basic loss per common share from continuing operations	$(0.47)	$(0.52)
Diluted loss per common share from continuing operations	$(0.47)	$(0.52)
 During the three months ended March 31, 2016, options and other rights to purchase 1,498,535 shares of common stock, which includes 1,423,535 shares of non-vested restricted stock and restricted stock units, were outstanding and were excluded in the computation of diluted income per common share.
During the three months ended March 31, 2015, options and other rights to purchase 944,835 shares of common stock, which includes 832,335 shares of non-vested restricted stock, were outstanding and were not included in the computation of diluted income per common share.
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
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three months ended March 31, 2016 and 2015, stock-based compensation included $2,906 and $2,668, respectively, of expense relating to those payments.
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
Pro forma financial information has not been presented for 2016 as there were no material acquisitions.
2015 Acquisitions
Effective May 1, 2015, the Company acquired a majority of the equity interests of Y Media Labs LLC, such that following the transaction, the Company's effective ownership was 60%. Effective October 31, 2015, the Company acquired substantially 100% of the assets of Unique Influence, LLC (and certain other affiliated entities). The aggregate purchase price of these acquisitions had an estimated present value at acquisition date of $55,279 and consisted of total closing cash payments of $23,000 and additional deferred acquisition payments that will be based on the future financial results of the underlying businesses from 2015 to 2020 with final payments due in 2022. These additional deferred payments have an estimated present value at acquisition date of $32,279. An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $16,721, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $43,654, representing the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 6.3 years and will be amortized in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,999 as the present value of redeemable noncontrolling interests. The Company expects intangibles and goodwill of $9,720 to be tax deductible.
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
The aggregate purchase price for these 2015 acquisitions of incremental ownership interests has an estimated present value at transaction date of $200,822 and consisted of total closing cash payments of $37,467 and additional deferred acquisition payments that are both fixed and based on the future financial results of the underlying businesses from 2015 to 2021 with final payments due in 2022. These additional deferred payments have an estimated present value at acquisition date of $163,355. The Company reduced redeemable noncontrolling interests by $149,335 and noncontrolling interests by $8,708. The difference between the purchase price and the noncontrolling interests of $42,780 was recorded in additional paid-in capital.
 The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

Noncontrolling Interests
 Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, 2016 and 2015 were as follows:
Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended March 31,
	2016	2015
Net loss attributable to MDC Partners Inc.	$(23,293)	$(32,091)
Transfers to (from) the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of redeemable noncontrolling interests and noncontrolling interests	—	(2,917)
Net transfers to (from) noncontrolling interests	$—	$(2,917)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(23,293)	$(35,008)
5. Accruals and Other Liabilities
 At March 31, 2016 and December 31, 2015, accruals and other liabilities included accrued media of $138,441 and $187,540, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,921 and $5,473, respectively.
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2015 and three months ended March 31, 2016 were as follows:

Noncontrolling Interests
Balance, December 31, 2014	$6,014
Income attributable to noncontrolling interests	9,054
Distributions made	(9,503)
Other (1)	(92)
Balance, December 31, 2015	$5,473
Income attributable to noncontrolling interests	859
Distributions made	(2,399)
Other (1)	(12)
Balance, March 31, 2016	$3,921

(1)	Other consists primarily of step-up transactions and cumulative translation adjustments.

6. Discontinued Operations
Effective May 31, 2015, the Company completed the sale of Accent Marketing Services, L.L.C. for an aggregate selling price of $17,102, net of transaction expenses.
There were no discontinued operations for the three months ended March 31, 2016. Included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2015 were the following:

Three Months Ended March 31,
2015
Revenue	$15,524
Operating loss	(1,552)
Other expense	(72)
Loss on disposal	(4,670)
Net loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(6,294)
At March 31, 2016 and December 31, 2015, the Company had no assets classified as held for sale.
7. Debt
The Company's indebtedness was comprised as follows:

	March 31, 2016	December 31, 2015
Revolving credit agreement	$16,979	$—
6.50% Senior Notes due 2024	900,000	—
6.75% Senior Notes due 2020	—	735,000
Original issue premium	—	5,838
Debt issuance costs	(20,389)	(12,625)
	896,590	728,213
Obligations under capital leases	519	670
	897,109	728,883

Less current portion:	415	470
	$896,694	$728,413
6.50% Senior Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the 6.50% Notes. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the the Securities Act of 1933. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
The 6.50% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement. The 6.50% Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.

 MDC may, at its option, redeem the 6.50% Notes in whole at any time or in part from time to time, on and after May 1, 2019 (i) at a redemption price of 104.875% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2019, (ii) at a redemption price of 103.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2020, (iii) at a redemption price of 101.625% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2021, and (iv) at a redemption price of 100% of the principal amount thereof if redeemed on May 1, 2022 and thereafter.
 Prior to May 1, 2019, MDC may, at its option, redeem some or all of the 6.50% Notes at a price equal to 100% of the principal amount of the 6.50% Notes plus a “make whole” premium and accrued and unpaid interest. MDC may also redeem, at its option, prior to May 1, 2019, up to 35% of the 6.50% Notes with the proceeds from one or more equity offerings at a redemption price of 106.50% of the principal amount thereof.
 If MDC experiences certain kinds of changes of control (as defined in the Indenture), holders of the 6.50% Notes may require MDC to repurchase any 6.50% Notes held by them at a price equal to 101% of the principal amount of the 6.50% Notes plus accrued and unpaid interest. In addition, if MDC sells assets under certain circumstances, it must apply the proceeds from such sale and offer to repurchase the 6.50% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.
 The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision.
Redemption of 6.75% Senior Notes
On March 23, 2016, the Company redeemed the 6.75% Notes in whole at a redemption price of 103.375% of the principal amount thereof with the proceeds from the issuance of the 6.50% Notes.
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At March 31, 2016, there were $16,979 borrowings under the Credit Agreement.

At March 31, 2016, the Company had issued $4,597 of undrawn outstanding letters of credit.
At March 31, 2016 and December 31, 2015, accounts payable included $67,287 and $73,558 of outstanding checks, respectively.
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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Level 1		Level 1
	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$918,000	$—	$—
6.75% Senior Notes due 2020	—	—	740,838	765,319
Long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
The following table presents changes in deferred acquisition consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2016	2015
Beginning Balance of contingent payments	$306,734	$172,227
Payments (1)	(6,188)	(77,301)
Additions (2)	517	174,530
Redemption value adjustments (3)	8,321	41,636
Foreign translation adjustment	1,549	(4,358)
Ending Balance of contingent payments	$310,933	$306,734

(1)	For the three months ended March 31, 2016, payments include $5,368 of deferred acquisition consideration settled through the issuance of 227,437 MDC Class A Shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(3)
Redemption value adjustments are fair value changes from the Company's initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

In addition to the above amounts, there are fixed payments of $10,040 and $40,370 for total deferred acquisition consideration of $320,973 and $347,104, which reconciles to the consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.
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
At March 31, 2016 and December 31, 2015, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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
9. Other Income (Expense)

	Three Months Ended March 31,
	2016	2015
Other income	$58	$490
Foreign currency gain (loss)	15,454	(18,530)
	$15,512	$(18,040)
10. Segment Information
The Company determines an operating segment if a component (1) engages in business activities from which it earns revenues and incurs expenses, (2) has discrete financial information that is, and (3) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance. During 2015, the Company had a change in the CODM as well as a change in how the CODM manages the business. As a result, in the fourth quarter of 2015, the Company reassessed its determination of operating segments. Decisions regarding allocations of resources are made and will be made based on the overall performance of the overall Partner Firm network. Therefore, the Company has determined that the Partner Firm network represents its operating segment. The Company also reassessed its previous allocation methodology and has conformed the allocations to align with how the CODM manages the business. The overall Partner Firm network consists of each of the Company's operating agencies. The Company now reports in one reportable Advertising and Communications segment in addition to the Corporate Group described as follows:

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

Three Months Ended March 31, 2016
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$309,042	$—	$309,042

Cost of services sold	211,446	—	211,446

Office and general expenses	65,095	12,733	77,828

Depreciation and amortization	10,823	397	11,220

Operating profit (loss)	21,678	(13,130)	8,548

Other Income (Expense):
Other income, net			15,512
Interest expense and finance charges, net			(15,397)
Loss on redemption of notes			(33,298)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(24,635)
Income tax benefit			(1,972)

Loss from continuing operations before equity in earnings of non-consolidated affiliates			(22,663)
Equity in earnings of non-consolidated affiliates			229

Loss from continuing operations			(22,434)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			—

Net loss			(22,434)

Net income attributable to the noncontrolling interests	(859)	—	(859)
Net loss attributable to MDC Partners Inc.			$(23,293)

Stock-based compensation	$3,881	$804	$4,685

Supplemental Segment Information:

Capital expenditures	$5,511	$28	$5,539

Goodwill and intangibles	$944,660	$—	$944,660

Total Assets	$1,412,988	$158,567	$1,571,555

Three Months Ended March 31, 2015
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$302,222	$—	$302,222

Cost of services sold	210,419	—	210,419

Office and general expenses	53,936	20,372	74,308

Depreciation and amortization	11,854	446	12,300

Operating profit (loss)	26,013	(20,818)	5,195

Other Income (Expense):
Other expense, net			(18,040)
Interest expense and finance charges, net			(14,977)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(27,822)
Income tax benefit			(4,054)

Loss from continuing operations before equity in earnings of non-consolidated affiliates			(23,768)
Equity in earnings of non-consolidated affiliates			351

Loss from continuing operations			(23,417)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(6,294)

Net loss			(29,711)

Net income attributable to the noncontrolling interests	(2,380)	—	(2,380)
Net loss attributable to MDC Partners Inc.			$(32,091)

Stock-based compensation	$3,500	$945	$4,445

Supplemental Segment Information:

Capital expenditures	$5,588	$68	$5,656

Goodwill and intangibles	$916,222	$—	$916,222

Total Assets	$1,483,613	$142,000	$1,625,613

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2016	$252,199	$28,406	$28,437	$309,042
2015	$252,018	$29,825	$20,379	$302,222
11. Commitments, Contingencies and Guarantees
Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.
Options to purchase. Noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2016 to 2024. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2016, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $16,710 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $120 by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $50,841 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $3,449 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at March 31, 2016 was $71,000 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2016 and 2015, these operations did not incur any costs related to damages resulting from hurricanes.
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
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations of the Company, except as set forth below in connection with the SEC investigation and the related class action litigation claims.
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
Specifically, as of December 31, 2015, Mr. Nadal repaid to the Company an aggregate amount equal to $11,285 in respect of perquisites and improper payments identified by the Special Committee. No additional amounts have been identified during the three months ended March 31, 2016.
Separately, Mr. Nadal agreed to repay to the Company $10,582 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017. Mr. Nadal repaid to the Company the first installment of $1,000 in September 2015 and the second installment of $1,500 in December 2015. The Company recorded a charge of approximately $5,338 in the third quarter of 2015 for the balance of prior cash bonus award amounts that will not be recovered.
The SEC investigation of these expenses and related matters remains ongoing. For the three months ended March 31, 2016 and 2015, the Company has incurred $1,486 and $5,762, respectively, of professional expenses relating to the ongoing SEC investigation.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan filed a putative class action suit in the Southern District of New York, naming as defendants the Company, CFO David Doft, former CEO Miles Nadal, and former CAO Michael Sabatino. The plaintiff alleges violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company is vigorously defending this suit.
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming as Defendants the Company, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO USA LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the company’s public statements, as well as omitting to disclose material facts with respect to an SEC investigation. The Company is also vigorously defending this suit.
Commitments.  At March 31, 2016, the Company had issued $4,597 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $3,182.
12. New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, which amended guidance on the accounting for employee share-based payments that requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the guidance changes the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows from an operating activity, previously included in the changes in Accounts payable, accruals and other liabilities, to a financing activity, with retrospective application required. This amended guidance, which will be effective beginning January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its results of operations and related cash flows.
In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial position and results of operations.
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
The FASB has issued amended guidance on revenue recognition, Topic 606, Revenue from Contracts with Customers, that supersedes Topic 605, Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to delay the effective date of the new revenue standard by one year to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. The Company is currently assessing the impact and choice of either the full or modified retrospective adoption method as well as impact the adoption of the amended guidance will have on its consolidated financial position and results of operations.
13. Subsequent Events
Second Amended and Restated Credit Agreement
Effective May 3, 2016, MDC and its subsidiaries entered into an amended and restated Credit Agreement. The amendment extends the maturity date to May 3, 2021 and gives the Company the ability to borrow in foreign currencies, as well as certain other changes to provide additional flexibility in operating the Company's business.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2016 means the period beginning January 1, 2016, and ending December 31, 2016).
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2016 and 2015 and the financial condition of the Company as of March 31, 2016. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2015 as reported on Form 10-K. All amounts are in dollars unless otherwise stated.
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

MDC conducts its businesses through its network of Partner Firms and reports as one reportable segment called the Advertising and Communications segment. In addition, MDC has a “Corporate Group” which provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions.
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

Results of Operations:
Three Months Ended March 31, 2016
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$309,042	$—	$309,042

Cost of services sold	211,446	—	211,446

Office and general expenses	65,095	12,733	77,828

Depreciation and amortization	10,823	397	11,220

Operating profit (loss)	21,678	(13,130)	8,548

Other Income (Expense):
Other income, net			15,512
Interest expense and finance charges, net			(15,397)
Loss on redemption of notes			(33,298)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(24,635)
Income tax benefit			(1,972)

Loss from continuing operations before equity in earnings of non-consolidated affiliates			(22,663)
Equity in earnings of non-consolidated affiliates			229

Loss from continuing operations			(22,434)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			—

Net loss			(22,434)

Net income attributable to the noncontrolling interests	(859)	—	(859)
Net loss attributable to MDC Partners Inc.			$(23,293)

Stock-based compensation	$3,881	$804	$4,685

Three Months Ended March 31, 2015
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$302,222	$—	$302,222

Cost of services sold	210,419	—	210,419

Office and general expenses	53,936	20,372	74,308

Depreciation and amortization	11,854	446	12,300

Operating profit (loss)	26,013	(20,818)	5,195

Other Income (Expense):
Other expense, net			(18,040)
Interest expense and finance charges, net			(14,977)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(27,822)
Income tax benefit			(4,054)

Loss from continuing operations before equity in earnings of non-consolidated affiliates			(23,768)
Equity in earnings of non-consolidated affiliates			351

Loss from continuing operations			(23,417)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(6,294)

Net loss			(29,711)

Net income attributable to the noncontrolling interests	(2,380)	—	(2,380)
Net loss attributable to MDC Partners Inc.			$(32,091)

Stock-based compensation	$3,500	$945	$4,445

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015
Revenue was $309.0 million for the three months ended March 31, 2016, representing an increase of $6.8 million, or 2.3%, compared to revenue of $302.2 million for the three months ended March 31, 2015. This increase related primarily to an increase in organic revenue of $6.6 million and acquisition growth of $3.8 million. This revenue increase was partially offset by a decrease in foreign exchange of $3.6 million primarily due to a stronger U.S. dollar versus the Canadian dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Operating profit for the three months ended March 31, 2016 was $8.5 million, compared to $5.2 million for the three months ended March 31, 2015. Operating profit decreased by $4.3 million in the Advertising and Communications segment. Operating profit benefited as Corporate operating expenses decreased $7.7 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.
Loss from continuing operations was $22.4 million for the three months ended March 31, 2016, compared to a loss of $23.4 million for three months ended March 31, 2015. This decrease in loss of $0.9 million was primarily attributable to an increase in Other income (expense), net of $33.6 million, a reduction in income tax benefit of $2.1 million, increased interest expense and finance charges of $0.5 million, partially offset by an increase in operating profit of $3.4 million, and the loss on redemption of notes of $33.3 million.
Advertising and Communications Segment
 The components of the change in revenues by geography for the three months ended March 31, 2016 are as follows:

		2016 Activity				Change
Advertising and Communications	2015 Revenue	Foreign Exchange	Acquisitions	Organic Growth	2016 Revenue	Foreign Exchange	Acquisitions	Organic Growth	Total Revenue
	(Dollars in Millions)
United States	$252.0	$—	$3.3	$(3.1)	$252.2	—%	1.3%	(1.2)%	0.1%
Canada	29.8	(2.8)	—	1.3	28.4	(9.3)%	—%	4.5%	(4.8)%
Other	20.4	(0.9)	0.5	8.4	28.4	(4.3)%	2.4%	41.4%	39.5%
Total	$302.2	$(3.6)	$3.8	$6.6	$309.0	(1.2)%	1.3%	2.2%	2.3%
The geographic mix in revenues for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015
United States	82%	83%
Canada	9%	10%
Other	9%	7%
Revenue was $309.0 million for the three months ended March 31, 2016, representing an increase of $6.8 million, or 2.3%, compared to the three months ended March 31, 2015. This increase was comprised of organic revenue growth of $6.6 million, or 2.2%, and the effect of acquisitions of $3.8 million, or 1.3%. The revenue increases were partially offset by adverse changes in foreign exchange rates resulting in a reduction of revenue of $3.6 million, or 1.2%.
Our revenue increase was attributable to new client wins. There was mixed performance by client sector, with strength in the technology and automotive sectors, partially offset by declines in the retail and financial sectors. The technology and data analytics, public relations and strategic communications, and integrated advertising disciplines led our growth. The experiential businesses was negatively impacted by decreased billable pass-through costs incurred on the client's behalf from the Company acting as principal, as compared to the first quarter of 2015.
Our business outside of North America continued to be a driver of growth for the overall company, with organic revenue growth of 41.4%. This growth was driven by new client wins and increased spend from existing clients as we extended our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. For the three months ended March 31, 2016, 9.2% of our total revenue came from outside North America, up from 6.7% for the three months ended March 31, 2015. Canada's revenue grew organically while the United States declined due to (1) decreased billable pass-through costs, (2) timing of revenue recognition, and (3) shifts in spending by some clients. Additional revenue growth came from 2015 acquisitions of firms that helped expand our capabilities in mobile development and digital media buying.
The adverse currency impact was primarily due to the weakening of the Canadian dollar, the British Pound and the Euro against the U.S. dollar during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The change in expenses as a percentage of revenue in the Advertising and Communications segment for the three months ended March 31, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$309.0		$302.2		$6.8	2.3%
Operating Expenses
Cost of services sold	211.4	68.4%	210.4	69.6%	1.0	0.5%
Office and general expenses	65.1	21.1%	53.9	17.8%	11.2	20.7%
Depreciation and amortization	10.8	3.5%	11.9	3.9%	(1.0)	(8.7)%
	$287.4	93.0%	$276.2	91.4%	$11.2	4.0%
Operating profit	$21.7	7.0%	$26.0	8.6%	$(4.3)	(16.7)%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications segment for the three months ended March 31, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$40.3	13.0%	$44.8	14.8%	$(4.5)	(10.0)%
Staff costs (2)	185.6	60.1%	176.5	58.4%	9.2	5.2%
Administrative	40.4	13.1%	37.3	12.4%	3.0	8.2%
Deferred acquisition consideration	6.3	2.0%	2.2	0.7%	4.1	181.5%
Stock-based compensation	3.9	1.3%	3.5	1.2%	0.4	10.9%
Depreciation and amortization	10.8	3.5%	11.9	3.9%	(1.0)	(8.7)%
Total operating expenses	$287.4	93.0%	$276.2	91.4%	$11.2	4.0%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Advertising and Communications segment for the three months ended March 31, 2016 was $21.7 million, compared to $26.0 million for the three months ended March 31, 2015. Operating margins declined 160 basis points from 8.6% in 2015 to 7.0% in 2016. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue, and higher administrative expenses and deferred acquisition consideration adjustments, partially offset by a decrease in direct costs as a percentage of revenue.
Direct costs decreased by $4.5 million, or 10.0%, and as a percentage of revenue decreased from 14.8% for the three months ended March 31, 2015 to 13.0% for the three months ended March 31, 2016. This decrease was due to a decline in pass-through costs incurred on the clients' behalf, most notably in the experiential businesses.
Staff costs increased by $9.2 million, or 5.2%, and as a percentage of revenue increased from 58.4% for the three months ended March 31, 2015 to 60.1% for the three months ended March 31, 2016. The increase in staff costs was due to increased headcount, and as a percentage of revenue, was largely impacted by the reduction of billable pass-through costs which is also a reduction in revenue. In addition, at certain Partner Firms, revenue declines outpaced the decline in staff costs, as well as being impacted by the timing of revenue recognition.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support to the growth and expansion of certain Partner Firms.
Deferred acquisition consideration expense increased on a year-over-year basis as a result of the accretion of present value on a higher liability balance as compared to the three months ended March 31, 2015. The higher liability balance was a result of the 2015 acquisitions and acquisitions of incremental ownership interests.

Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense decreased by $1.0 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Corporate Group
The change in operating expenses for three months ended March 31, 2016 and 2015 was as follows:

			Change
Corporate Group	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$7.1	$8.8	$(1.6)	(18.5)%
Administrative	4.8	10.7	(5.9)	(55.1)%
Stock-based compensation	0.8	0.9	(0.1)	(14.9)%
Depreciation and amortization	0.4	0.4	—	(11.0)%
Total operating expenses	$13.1	$20.8	$(7.7)	(36.9)%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations decreased by $7.7 million to $13.1 million in 2016, compared to $20.8 million in 2015.
Staff costs decreased on a year-over-year basis by $1.6 million, or 18.5%, due to lower executive compensation expense.
Administrative costs decreased by $5.9 million primarily due to reductions in (1) legal fees related to the Securities and Exchange Commission investigation of $4.3 million, (2) travel and entertainment expenses of $0.5 million, (3) advertising and promotional expenses of $0.4 million, (4) professional fees of $0.5 million, and (5) various other administrative expenses of $0.2 million.
Other Income (expense), Net
Other income, net, increased by $33.5 million from expense of $18.0 million for the three months ended March 31, 2015 to income of $15.5 million for the three months ended March 31, 2016. The increase was primarily related to an unrealized foreign exchange gain of $15.5 million, due to the appreciation of the Canadian dollar against the U.S. dollar in the quarter related to U.S. dollar denominated indebtedness, compared to an unrealized foreign exchange loss of $18.5 million. Additionally, in 2016 the Company had other income of $0.1 million compared to other income of $0.5 million.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2016 was $15.6 million, an increase of $0.5 million over the $15.1 million of interest expense and finance charges, net, incurred during the three months ended March 31, 2015. This increase was due to higher average outstanding debt in 2016. In addition the Company incurred a $33.3 million loss on redemption of the 6.75% Notes in March 2016.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2016 was $2.0 million compared to a benefit of $4.1 million for the three months ended March 31, 2015. The Company's effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
The Company's U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of profits.
Equity in Earnings of Affiliates
Equity in earnings of affiliates represents the income attributable to equity-accounted affiliate operations. For the three months ended March 31, 2016, the Company recorded income of $0.2 million compared to income of $0.4 million for the three months ended March 31, 2015.

Noncontrolling Interests
The effects of noncontrolling interests was $0.9 million for the three months ended March 31, 2016, a decrease of $1.5 million from the $2.4 million during the three months ended March 31, 2015. This decrease related to the overall decrease in profits in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The loss, net of taxes, from discontinued operations was $6.3 million, for the three months ended March 31, 2015.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for the three months ended March 31, 2016 was $23.3 million or a loss of $0.47 per diluted share, compared to a net loss of $32.1 million, or $0.65 per diluted share reported for the three months ended March 31, 2015.
Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	As of and for the first three months ended March 31, 2016	As of and for the first three months ended March 31, 2015	As of and for the year ended December 31, 2015
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$21,840	$17,366	$61,458
Working capital deficit	$(274,041)	$(283,960)	$(403,879)
Cash (used in) provided by operations	$(128,687)	$(113,673)	$162,805
Cash used in investing	$(8,128)	$(9,066)	$(29,893)
Cash (used in) provided by financing	$98,714	$26,046	$(190,020)
Long-term debt to total equity ratio	(1.71)	(1.87)	(1.50)
Fixed charge coverage ratio	N/A	N/A	N/A
As of March 31, 2016 and 2015 and December 31, 2015, $5.4 million, $6.2 million, and $5.2 million, respectively, of the Company's consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries' use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.
Working Capital
At March 31, 2016, the Company had a working capital deficit of $274.0 million compared to a deficit of $403.9 million at December 31, 2015. Working capital deficit decreased by $129.8 million primarily due to the net proceeds from the issuance of the 6.5% Notes offset by the redemption of the 6.75% Notes. The Company's working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting events and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At March 31, 2016, the Company had $17.0 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2016, $3.9 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2016 was $128.7 million. This was attributable to a loss from continuing operations of $22.4 million, a decrease in accounts payable, accruals, and other liabilities of $138.5 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $31.6 million, foreign exchange of $14.1 million, an increase in prepaid expenses and other current assets of $13.0 million, deferred income taxes of $2.3 million, a net increase in other non-current assets and liabilities of $1.5 million, and earnings of non-consolidated affiliates of $0.2 million. This was partially offset by a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in expenditures billable to clients of $21.7 million, a decrease in advanced billings of $17.0 million, depreciation, amortization of intangibles, and stock compensation of $15.9 million, amortization of deferred finance charges and debt discount of $7.0 million, and adjustments to deferred acquisition consideration of $6.4 million.
Cash flows used in continuing operations, including changes in non-cash working capital, for the three months ended March 31, 2015 was $112.4 million. This was attributable to a loss from continuing operations of $23.4 million, an increase in accounts receivable of $97.8 million and a decrease in accounts payable primarily due to the timing and collection of related media payments, accruals, a decrease in other liabilities of $36.5 million, an increase in prepaid expenses and other current assets of $12.2 million, an increase in expenditures billable to clients of $5.7 million, deferred income taxes of $3.9 million and earnings of non-consolidated affiliates of $0.4 million. This was offset by depreciation, amortization of intangibles, and stock compensation of $16.7 million, adjustments to deferred acquisition consideration of $2.8 million, amortization of deferred finance charges and debt discount of $1.5 million, an increase in advanced billings of $30.5 million, foreign exchange of $15.2 million and an increase in other non-current assets and liabilities of $0.7 million. Discontinued operations attributable to MDC Partners used cash of $1.3 million in the three months ended March 31, 2015.
Investing Activities
Cash flows used in investing activities was $8.1 million for the three months ended March 31, 2016, compared with cash flows used of $9.1 million in the three months ended March 31, 2015. In the three months ended March 31, 2016, the Company used $1.8 million, net of cash acquired for acquisitions and $0.8 million for other investments. In the three months ended March 31, 2015, the Company used $1.3 million, net of cash acquired, for acquisitions and $2.3 million for other investments. The outflows for the three months ended March 31, 2015 were partially offset by $0.3 million of profit distributions from affiliates.
In the three months ended March 31, 2016, capital expenditures totaled $5.5 million, of which $5.5 million was incurred by the Adverting and Communications segment. In the three months ended March 31, 2015, capital expenditures totaled $5.7 million of which $5.6 million was incurred by the Advertising and Communications segment and $0.1 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Discontinued operations attributable to MDC Partners used cash of $0.2 million in the three months ended March 31, 2015 related to capital expenditures.
Financing Activities
During the three months ended March 31, 2016, cash flows provided by financing activities amounted to $98.7 million, and consisted of $900.0 million in proceeds from the issuance of the 6.50% Notes, $17.0 million in net borrowings under the credit agreement and cash overdrafts of $6.3 million. These inflows were partially offset by the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $18.1 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, $30.5 million of acquisition related payments, payment of dividends of $10.6 million, distributions to noncontrolling partners of $2.4 million, the purchase of treasury shares for income tax withholding requirements of $0.9 million, and repayments of long-term debt of $0.2 million.
During the three months ended March 31, 2015, cash flows provided by financing activities amounted to $26.0 million, and consisted of cash overdrafts of $32.1 million and $19.6 million in net borrowings under the credit agreement. These inflows were offset by $11.1 million of acquisition related payments, payment of dividends of $10.6 million, distributions to noncontrolling partners of $2.8 million, the purchase of treasury shares for income tax withholding requirements of $0.9 million, and repayments of long term debt of $0.1 million.
Total Debt
6.50% Senior Notes Due 2024
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $900,000 aggregate principal amount of 6.50% senior unsecure notes due 2024. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the '33 Act. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
The 6.50% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement. The 6.50% Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.
 MDC may, at its option, redeem the 6.50% Notes in whole at any time or in part from time to time, on and after May 1, 2019 (i) at a redemption price of 104.875% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2019, (ii) at a redemption price of 103.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2020, (iii) at a redemption price of 101.625% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2021, and (iv) at a redemption price of 100% of the principal amount thereof if redeemed on May 1, 2022 and thereafter.
 Prior to May 1, 2019, MDC may, at its option, redeem some or all of the 6.50% Notes at a price equal to 100% of the principal amount of the 6.50% Notes plus a “make whole” premium and accrued and unpaid interest. MDC may also redeem, at its option, prior to May 1, 2019, up to 35% of the 6.50% Notes with the proceeds from one or more equity offerings at a redemption price of 106.50% of the principal amount thereof.
If MDC experiences certain kinds of changes of control (as defined in the Indenture), holders of the 6.50% Notes may require MDC to repurchase any 6.50% Notes held by them at a price equal to 101% of the principal amount of the 6.50% Notes plus accrued and unpaid interest. In addition, if MDC sells assets under certain circumstances, it must apply the proceeds from such sale and offer to repurchase the 6.50% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.
 The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision.
Redemption of 6.75% Senior Notes Due 2020
On March 23, 2016, the Company redeemed the 6.75% Notes in whole at a redemption price of 103.375% of the principal amount thereof with the proceeds from the issuance of the 6.50% Notes.
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
Debt as of March 31, 2016 was $897.1 million, an increase of $168.2 million, compared with $728.9 million outstanding at December 31, 2015.  This increase in debt was a primarily a result of the Company’s issuance of the 6.50% Notes offset by the redemption of the 6.75% Notes and borrowings on the Credit Agreement in order to fund working capital. At March 31, 2016, approximately $303.4 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2016, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2016
Total Senior Leverage Ratio	0.1
Maximum per covenant	2.0

Total Leverage Ratio	4.4
Maximum per covenant	5.5

Fixed Charges Ratio	1.8
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$210,221
Minimum per covenant	$105,000

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
Deferred Acquisition Consideration and Other Balance Sheet Commitments
Acquisitions of a business, or a majority interest of a business, by the Company may include future additional contingent purchase price obligations payable to the seller, which are recorded as deferred acquisition consideration liabilities on the Company’s balance sheet at the estimated acquisition date fair value and are remeasured at each reporting period. These contingent purchase obligations are generally payable within a one to five year period following the acquisition date, and are based on achievement of certain thresholds of future earnings and, in certain cases, the rate of growth of those earnings. The actual amount that the Company pays in connection with such contingent purchase obligations may differ materially from this estimate.

In connection with such contingent purchase obligations, the Company may have the option or, in some cases, the requirement, to purchase the remaining interest. Generally, the Company’s option or requirement to purchase the incremental ownership interest coincides with the final payment of the purchase price obligations related to the Company’s initial majority acquisition. In the event the Company subsequently acquires the remaining incremental ownership interest, the acquisition fair value of the purchase price, net of any cash paid at closing, is recorded as a liability, any noncontrolling interests are removed and any difference between the purchase price and noncontrolling interest is recorded to additional paid-in capital.
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
As a result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the deferred acquisition consideration and redeemable noncontrolling interests.
The following table presents the changes in the deferred acquisition consideration by segment for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Advertising and Communications
	March 31, 2016	December 31, 2015
Beginning Balance of contingent payments	$306,734	$172,227
Payments (1)	(6,188)	(77,301)
Additions (2)	517	174,530
Redemption value adjustments (3)	8,321	41,636
Foreign translation adjustment	1,549	(4,358)
Ending Balance of contingent payments	310,933	306,734
Fixed payments (4)	10,040	40,370
	$320,973	$347,104

(1)	For the three months ended March 31, 2016, payments include $5,368 of deferred acquisition consideration settled through the issuance of 227,437 MDC Class A Shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions.

(3)
Redemption value adjustments are fair value changes from the Company's initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

(4)
The reduction in the fixed payments for the three months ended March 31, 2016 was attributable to payments of approximately $31.4 million, partially offset by redemption value and foreign translation adjustments.

Included in additions (above) are deferred acquisition consideration obligations recorded in connection with the Company's acquisitions. During the three months ended March 31, 2016, the Company did not complete any new material acquisitions.
Put Rights of Subsidiaries' Noncontrolling Shareholders
As noted above, noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2016 to 2024. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such contractual rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2016, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $16.7 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $50.8 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $3.4 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through the incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.6 million of the estimated $16.7 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.4 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2016	2017	2018	2019	2020 & Thereafter	Total
	(Dollars in Millions)
Cash	$2.6	$3.7	$2.9	$1.6	$5.8	$16.6
Shares	—	—	0.1	—	—	0.1
	$2.6	$3.7	$3.0	$1.6	$5.8	$16.7	(1)
Operating income before depreciation and amortization to be received (2)	$1.1	$—	$2.4	$—	$1.9	$5.4
Cumulative operating income before depreciation and amortization (3)	$1.1	$1.1	$3.5	$3.5	$5.4		(5)

(1)
This amount is in addition to $50.8 million of (i) options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
 Accounting Change. On January 1, 2016, the Company retrospectively adopted the FASB ASU 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at

December 31, 2015 and March 31, 2015 was adjusted to reflect the reclassification of $12,625 and $14,511, respectively, from other assets to long-term debt.
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
Interest Expense.  Interest expense primarily consists of the cost of borrowing on the 6.75% Notes, the 6.50% Notes and the revolving Credit Agreement. The Company uses the effective interest method to amortize the original issue discount and original issue premium on the 6.75% Notes. The Company amortizes deferred financing costs using the effective interest method over the lives of the 6.75% Notes and 6.50% Notes and straight line over the life of the Credit Agreement.
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
New Accounting Pronouncements
 In March 2016, the FASB issued ASU 2016-09, which amended guidance on the accounting for employee share-based payments that requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the guidance changes the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows from an operating activity, previously included in the changes in Accounts payable, accruals and other liabilities, to a financing activity, with retrospective application required. This amended guidance, which will be effective beginning January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its results of operations and related cash flows.
In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations.
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
The FASB has issued amended guidance on revenue recognition, Topic 606, Revenue from Contracts with Customers, that supersedes Topic 605, Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to delay the effective date of the new revenue standard by one year to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. The Company is currently assessing the impact and choice of either the full or modified retrospective adoption method as well as impact the adoption of the amended guidance will have on its consolidated financial position and results of operations.

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

•
the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to redeemable noncontrolling interests and deferred acquisition consideration;

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•	foreign currency fluctuations.
The Company’s business strategy includes ongoing efforts to engage in acquisitions of ownership interests in entities in the marketing communications services industry. The Company intends to finance these acquisitions by using available cash from operations, from borrowings under the Credit Agreement and through the incurrence of bridge or other debt financing, any of which may increase the Company’s leverage ratios, or by issuing equity, which may have a dilutive impact on existing shareholders proportionate ownership. At any given time, the Company may be engaged in a number of discussions that may result in one or more acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company’s securities.
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and (ii) the Company’s 2015 Annual Report on Form 10-K under the caption “Risk Factors,” and in the Company’s other SEC filings.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk related to interest rates and foreign currencies.
Debt Instruments:  At March 31, 2016, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.5% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $17.0 million borrowings under the Credit Agreement, as of March 31, 2016, a 1.0% increase or decrease in the weighted average interest rate, which was 4.50% at March 31, 2016, would have an interest impact of $0.2 million.
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

 The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and foreign entities. For every one cent change in the exchange rate between the U.S. and foreign currencies, the Company will incur a $3.3 million impact to its financial statements.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 20, 2015, Mr. Nadal resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. Mr. Nadal further agreed to repay the Company $10,581,605 in connection with repayment obligations pursuant to prior cash bonus awards. Through December 31, 2015, Mr. Nadal has paid $2.5 million of this amount, and is obligated to repay the remaining balance in three installments, with the last to be paid on December 31, 2017. Michael Sabatino, the Company’s former Chief Accounting Officer (“CAO”), also resigned, effective on July 20, 2015, and repaid $208,535 to the Company pursuant to prior cash bonus awards.
The Company has also continued to cooperate fully with the SEC in connection with its ongoing review of historical goodwill and related accounting matters. Specifically, the Company engaged an independent accounting firm to review and assess the Company’s historical goodwill accounting. The Company believes that its historical goodwill impairment and related accounting analysis is appropriate and has been applied in accordance with U.S. GAAP in all material respects.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan filed a putative class action suit in the Southern District of New York, naming as defendants the Company, CFO David Doft, Mr. Nadal, and Mr. Sabatino. The plaintiff alleges violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company is vigorously defending this suit.
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming as Defendants the Company, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO USA LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the company’s public statements, as well as omitting to disclose material facts with respect to an SEC investigation. The Company is vigorously defending this suit.
Item 1A. Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the quarter ended March 31, 2016, the Company issued 227,437 Class A subordinate voting shares to management of certain of the Company’s acquired subsidiaries in transactions exempt from registration under the Securities Act of 1933, as amended.  These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for prior acquisitions and therefore did not result in any proceeds to the Company.  No commissions were paid to any person in connection with the issuance or sale of these shares.
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

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

May 4, 2016

EXHIBIT INDEX

Exhibit No.	Description

4.1
Indenture relating to the 6.50% Senior Notes, dated as of March 23, 2016, among the Company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 23, 2016).

4.2	Form of 6.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 23, 2016).

10.1
Consent and Fifth Amendment, with an effective date of March 23, 2016, to the Amended and Restated Credit Agreement, dated as of March 20, 2013, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2016).

10.2
Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 4, 2016).

10.3	Amended and Restated Employment Agreement between the Company and Robert Kantor, dated as of May 5, 2014.*

12	Statement of computation of ratio of earnings to fixed charges.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule of Advertising and Communications Companies.*

101	Interactive data file.*

* Filed electronically herewith.