Form 10-Q
period 2016-06-30
MDC PARTNERS INC
filed 2016-08-03
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of August 1, 2016 were: 53,481,608 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Services	$337,047	$336,606	$646,089	$638,828
Operating Expenses:
Cost of services sold	228,835	225,042	440,281	435,461
Office and general expenses	72,709	53,075	150,537	127,383
Depreciation and amortization	11,436	14,007	22,656	26,307
	312,980	292,124	613,474	589,151
Operating profit	24,067	44,482	32,615	49,677
Other Income (Expense):
Other, net	26	4,348	15,538	(13,692)
Interest expense and finance charges	(17,174)	(13,288)	(32,749)	(28,384)
Loss on redemption of notes	—	—	(33,298)	—
Interest income	203	105	381	224
	(16,945)	(8,835)	(50,128)	(41,852)
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	7,122	35,647	(17,513)	7,825
Income tax expense	4,405	4,679	2,433	625
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	2,717	30,968	(19,946)	7,200
Equity in earnings (loss) of non-consolidated affiliates	(290)	104	(61)	455
Income (loss) from continuing operations	2,427	31,072	(20,007)	7,655
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	1,329	—	(4,965)
Net income (loss)	2,427	32,401	(20,007)	2,690
Net income attributable to the noncontrolling interests	(1,254)	(2,841)	(2,113)	(5,221)
Net income (loss) attributable to MDC Partners Inc.	$1,173	$29,560	$(22,120)	$(2,531)

Income/(loss) Per Common Share
Basic
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.02	$0.57	$(0.44)	$0.05
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	0.03	—	(0.10)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.02	$0.60	$(0.44)	$(0.05)

Diluted
Income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$0.02	$0.56	$(0.44)	$0.05
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	0.03	—	(0.10)

Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.02	$0.59	$(0.44)	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic	50,322,757	49,859,300	50,162,654	49,807,419
Diluted	50,703,548	50,399,936	50,162,654	50,365,119

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$4,231	$3,950	$7,367	$6,688
Office and general expenses	1,299	1,364	2,848	3,071
Total	$5,530	$5,314	$10,215	$9,759
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive Income (Loss)
Net income (loss)	$2,427	$32,401	$(20,007)	$2,690

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(1,860)	(1,737)	(10,685)	3,444
Other comprehensive income (loss)	(1,860)	(1,737)	(10,685)	3,444
Comprehensive income (loss) for the period	567	30,664	(30,692)	6,134
Comprehensive income attributable to noncontrolling interests	(1,397)	(3,216)	(3,912)	(3,065)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(830)	$27,448	$(34,604)	$3,069
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,062	$61,458
Cash held in trusts	5,345	5,122
Accounts receivable, less allowance for doubtful accounts of $1,719 and $1,306	421,270	361,044
Expenditures billable to clients	51,708	44,012
Other current assets	51,327	37,109
Total Current Assets	545,712	508,745
Fixed assets, at cost, less accumulated depreciation of $105,947 and $96,554	66,763	63,557
Investments in non-consolidated affiliates	6,392	6,263
Goodwill	876,644	870,301
Other intangible assets, net	61,418	72,382
Deferred tax asset	20,159	15,367
Other assets	39,065	41,010

Total Assets	$1,616,153	$1,577,625
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$308,909	$359,568
Trust liability	5,345	5,122
Accruals and other liabilities	236,986	297,964
Advance billings	159,279	119,100
Current portion of long-term debt	361	470
Current portion of deferred acquisition consideration	102,985	130,400
Total Current Liabilities	813,865	912,624
Long-term debt, less current portion	987,381	728,413
Long-term portion of deferred acquisition consideration	129,059	216,704
Other liabilities	45,003	44,905
Deferred tax liabilities	98,191	92,581

Total Liabilities	2,073,499	1,995,227

Redeemable Noncontrolling Interests (Note 2)	65,367	69,471
Commitments, Contingencies and Guarantees (Note 11)
Shareholders’ Deficit:
Class A Shares, no par value, unlimited authorized, 50,349,056 and 49,986,705 issued and outstanding in 2016 and 2015, respectively	275,882	269,841
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2016 and 2015, respectively, each convertible into one Class A share	1	1
Shares to be issued, 100,000 shares in 2016	2,360	—
Charges in excess of capital	(307,323)	(315,261)
Accumulated deficit	(549,110)	(526,990)
Accumulated other comprehensive income (loss)	(6,227)	6,257
MDC Partners Inc. Shareholders' Deficit	(584,417)	(566,152)
Noncontrolling Interests	61,704	79,079
Total Shareholders' Deficit	(522,713)	(487,073)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,616,153	$1,577,625
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(20,007)	$2,690
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(4,965)
Income (loss) from continuing operations	(20,007)	7,655
Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) operating activities:
Stock-based compensation	10,215	9,759
Depreciation	10,146	9,042
Amortization of intangibles	12,510	17,265
Amortization of deferred finance charges and debt discount	7,999	1,135
Loss on redemption of notes	26,873	—
Adjustment to deferred acquisition consideration	6,180	(9,563)
Deferred income tax	986	385
Loss on sale of assets	285	—
Losses (earnings) of non-consolidated affiliates	61	(455)
Other non-current assets and liabilities	3,519	4,042
Foreign exchange	(17,245)	12,274
Changes in working capital:
Accounts receivable	(60,217)	(58,373)
Expenditures billable to clients	(7,696)	(6,415)
Prepaid expenses and other current assets	(14,957)	(10,862)
Accounts payable, accruals and other liabilities	(137,328)	79,539
Advance billings	40,179	14,050
Cash flows provided by (used in) continuing operating activities	(138,497)	69,478
Discontinued operations	—	(995)
Net cash provided by (used in) operating activities	(138,497)	68,483
Cash flows used in investing activities:
Capital expenditures	(13,448)	(9,504)
Deposits	—	(3,222)
Acquisitions, net of cash acquired	(2,216)	(21,027)
Proceeds from sale of assets	212	8
Other investments	(1,317)	(4,708)
Distributions from non-consolidated affiliates	7	2,380
Cash flows used in continuing investing activities	(16,762)	(36,073)
Discontinued operations	—	18,070
Net cash used in investing activities	(16,762)	(18,003)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 6.50% Notes	900,000	—
Repayment of 6.75% Notes	(735,000)	—
Repayments of revolving credit agreement	(791,808)	(346,611)
Proceeds from revolving credit agreement	899,206	346,611
Acquisition related payments	(114,140)	(107,042)
Repayment of long-term debt	(272)	(269)
Purchase of shares	(2,474)	(1,497)
Premium paid on redemption of notes	(26,873)	—
Deferred financing costs	(20,329)	—
Distributions to noncontrolling interests	(5,413)	(6,971)
Cash overdrafts	28,300	7,829
Payment of dividends	(21,525)	(21,155)
Cash flows provided by (used in) continuing financing activities	109,672	(129,105)
Discontinued operations	—	(40)
Net cash provided by (used in) financing activities	109,672	(129,145)
Effect of exchange rate changes on cash and cash equivalents	191	168
Decrease in cash and cash equivalents	(45,396)	(78,497)
Cash and cash equivalents at beginning of period	61,458	113,348
Cash and cash equivalents at end of period	$16,062	$34,851

Supplemental disclosures:
Cash income taxes paid	$807	$715
Cash interest paid	$30,600	$25,768

Change in cash held in trusts	$223	$199,678

Non-cash transactions:
Capital leases	$—	$42
Dividends payable	$966	$1,504
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(526,990)	$6,257	$(566,152)	$79,079	$(487,073)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(22,120)	—	(22,120)	—	(22,120)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(12,484)	(12,484)	1,799	(10,685)
Issuance of restricted stock and stock options	242,124	2,930	—	—	—	—	(2,930)	—	—	—	—	—	—
Deferred acquisition consideration settled through issuance of shares	237,013	5,585	—	—	100,000	2,360	—	—	—	—	7,945	—	7,945
Shares acquired and canceled	(116,786)	(2,474)	—	—	—	—	—	—	—	—	(2,474)	—	(2,474)
Stock-based compensation	—	—	—	—	—	—	5,290	—	—	—	5,290	—	5,290
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	4,141	—	—	—	4,141	—	4,141
Changes in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	23,018	—	—	—	23,018	(19,174)	3,844
Dividends paid and to be paid	—	—	—	—	—	—	(21,581)	—	—	—	(21,581)	—	(21,581)
Transfer to charges in excess of capital	—	—	—	—	—	—	(7,938)	7,938	—	—	—	—	—
Balance at June 30, 2016	50,349,056	$275,882	3,755	$1	100,000	$2,360	$—	$(307,323)	$(549,110)	$(6,227)	$(584,417)	$61,704	$(522,713)
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
2. Significant Accounting Policies
 The Company’s significant accounting policies are summarized as follows:
 Accounting Change. On January 1, 2016, the Company retrospectively adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at December 31, 2015 and June 30, 2015 was adjusted to reflect the reclassification of $12,625 and $13,882, respectively, from other assets to long-term debt.
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
 Fair Value. The Company applies the fair value measurement guidance of the FASB Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements, for financial assets and liabilities that are required to be measured at fair value and for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The inputs create the following fair value hierarchy:

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
 Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2016 and December 31, 2015. No clients accounted for 10% of the Company’s revenue for the three and six months ended June 30, 2016 or for the three and six months ended June 30, 2015.
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
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in other assets on the balance sheet, at June 30, 2016 and December 31, 2015 was $13,106 and $11,763, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company’s partner agencies may receive minority equity interests from start-up companies in lieu of fees.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Note 4 and Note 8. For the three and six months ended June 30, 2016 and 2015, $299 of income and $6,028 of expense, respectively, and $12,741 and $10,493 of income, respectively, related to changes in such estimated values was recorded in results of operations. The Company expenses acquisition related costs. For the three and six months ended June 30, 2016 and 2015, $907 and $1,460, respectively, and $842 and $1,716, respectively, of acquisition related costs were charged to operations.
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
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 11. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share.
If the estimated redemption value is in excess of the fair value of the noncontrolling interests, the Company records a charge to income attributable to noncontrolling interests. For the three and six months ended June 30, 2016 and 2015, there were no charges to income attributable to noncontrolling interests. Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in redeemable noncontrolling interests:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Beginning Balance	$69,471	$194,951
Redemptions	—	(155,042)
Additions (1)	—	7,703
Changes in redemption value	(4,141)	22,809
Currency Translation Adjustments	37	(950)
Ending Balance	$65,367	$69,471

(1)	Additions in 2015 consisted of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
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
 Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Advertising and Communications segment. The Company’s Credit Agreement (see Note 7) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at June 30, 2016 were $93,723 and $48,010, respectively, and at December 31, 2015 were $122,558 and $86,047, respectively.
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
 Fees billed to clients in excess of fees recognized as revenue are classified as Advanced Billings on the Company’s balance sheet.
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
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% senior notes due 2020 (the “6.75% Notes”); the Company’s 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company’s $325 million senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes and the 6.50% Notes as well as the original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and six months ended June 30, 2016 and 2015, interest expense included $40 and $152, respectively, and $377 and $930, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
The Company redeemed the 6.75% Notes with the net proceeds from the issuance of the 6.50% Notes. For further information see Note 7.
 Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of the profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. During the six months ended June 30, 2016 and 2015, the Company’s effective tax rate was lower than the statutory rate due primarily to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
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
 Stock-based awards that are settled in cash, or may be settled in cash at the option of employees, are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded in operating income over the service period, in this case the award’s vesting period. Changes in the Company’s payment obligation prior to the settlement date of a stock-based award are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.
 Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant and recorded as additional paid-in capital. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model and is recorded in operating income over the service period, in this case the award’s vesting period.
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
 During the six months ended June 30, 2016, the Company issued 122,500 restricted stock and restricted stock units (collectively, “RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $2,241 and generally vest on the third anniversary of the date of grant. In addition, the Company awarded RSUs, 523,321 of such awards were outstanding as of June 30, 2016. The vesting of these awards are contingent upon the Company meeting a cumulative three year earnings target and vesting date. Once the Company defines the earnings target and the vesting conditions and a grant date is established, the Company will record the compensation expense over the vesting period.
 A total of 1,237,611 Class A shares of RSUs, granted to employees as equity incentive awards but not yet vested, has been excluded in the Company’s calculation of Class A shares outstanding as of June 30, 2016.
Income (Loss) per Common Share.  Basic income (loss) per share is based upon the weighted average number of common shares outstanding during each period. “Share capital to be issued” as reflected in Shareholders’ Equity on the balance sheet are also included if there is no circumstance under which those shares would not be issued. Diluted income per share is based on the above, in addition, if dilutive, it also includes common share equivalents, which include outstanding options, stock appreciation rights, and unvested restricted stock units.
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

3. Income (Loss) Per Common Share
 The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Numerator for basic income (loss) per common share - income (loss) from continuing operations	$2,427	$31,072	$(20,007)	$7,655
Net income attributable to the noncontrolling interests	(1,254)	(2,841)	(2,113)	(5,221)
Net income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	1,173	28,231	(22,120)	2,434
Effect of dilutive securities	—	—	—	—
Numerator for diluted income (loss) per common share - income (loss) attributable to MDC Partners Inc. common shareholders from continuing operations	$1,173	$28,231	$(22,120)	$2,434
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	50,322,757	49,859,300	50,162,654	49,807,419
Effect of dilutive securities	380,791	540,636	—	557,700
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	50,703,548	50,399,936	50,162,654	50,365,119
Basic income (loss) per common share from continuing operations	$0.02	$0.57	$(0.44)	$0.05
Diluted income (loss) per common share from continuing operations	$0.02	$0.56	$(0.44)	$0.05
 During the three months ended June 30, 2016, options and other rights to purchase 789,926 shares of common stock, which includes 752,426 shares of non-vested restricted stock and restricted stock units, were outstanding and were included in the computation of diluted income per common share. The remaining contingent non-vested restricted stock and restricted stock units of 523,321 shares are excluded from the diluted calculation since the contingency has not been met at June 30, 2016.
During the six months ended June 30, 2016, options and other rights to purchase 1,313,247 shares of common stock, which includes 1,275,747 shares of non-vested restricted stock and restricted stock units, were outstanding and were excluded in the computation of diluted income per common share.
During the three and six months ended June 30, 2015, options and other rights to purchase 918,074 shares of common stock, which includes 805,574 shares of non-vested restricted stock, were outstanding and were included in the computation of diluted income per common share.
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
Contingent purchase price obligations. The Company’s contingent purchase price obligations are generally payable within a five year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. On occasion, the Company may initiate a renegotiation of previously acquired ownership interests and any resulting change in the estimated amount of consideration to be paid is adjusted in the reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Note 8 for additional information on deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their acquisition date estimated redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 11 for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and six months ended June 30, 2016 and 2015, stock-based compensation included $2,020 and $4,925, respectively, and $2,245 and $4,914, respectively, of expense relating to those payments.
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
2016 Acquisitions
Effective April 1, 2016, the Company acquired the remaining 40% ownership interests of Luntz Global Partners LLC. In 2016, the Company also entered into various non-material transactions in connection with other majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $654, eliminated the contingent deferred acquisition payments of $4,052 and fixed deferred acquisition payments of $841 related to certain initial acquisition of the equity interests, reduced other assets by $428, reduced accruals and other liabilities by $33, reduced noncontrolling interests by $19,174, and increased additional paid-in capital by $23,018. Additional deferred payments with an estimated present value at acquisition date of $2,393 that are contingent upon service conditions have been excluded from deferred acquisition consideration and will be expensed as stock-based compensation over the required service period.
2015 Acquisitions
Effective May 1, 2015, the Company acquired a majority of the equity interests of Y Media Labs LLC, such that following the transaction, the Company’s effective ownership was 60%. Effective October 31, 2015, the Company acquired substantially 100% of the assets of Unique Influence, LLC (and certain other affiliated entities). The aggregate purchase price of these acquisitions had an estimated present value at acquisition date of $55,279 and consisted of total closing cash payments of $23,000 and additional deferred acquisition payments that will be based on the future financial results of the underlying businesses from 2015 to 2020 with final payments due in 2022. These additional deferred payments have an estimated present value at acquisition date of $32,279. An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $16,721, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $43,654, representing the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 6.3 years and will be amortized in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $1,999 as the present value of redeemable noncontrolling interests. The Company expects intangibles and goodwill of $9,720 to be tax deductible.
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
Noncontrolling Interests
 Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and six months ended June 30, 2016 and 2015 were as follows:
Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to MDC Partners Inc.	$1,173	$29,560	$(22,120)	$(2,531)
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(19,174)	(30,282)	(19,174)	(33,199)
Net transfers from noncontrolling interests	$(19,174)	$(30,282)	$(19,174)	$(33,199)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(18,001)	$(722)	$(41,294)	$(35,730)
5. Accruals and Other Liabilities
 At June 30, 2016 and December 31, 2015, accruals and other liabilities included accrued media of $149,923 and $187,540, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $2,202 and $5,473, respectively.
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2015 and six months ended June 30, 2016 were as follows:

Noncontrolling Interests
Balance, December 31, 2014	$6,014
Income attributable to noncontrolling interests	9,054
Distributions made	(9,503)
Other (1)	(92)
Balance, December 31, 2015	$5,473
Income attributable to noncontrolling interests	2,113
Distributions made	(5,413)
Other (1)	29
Balance, June 30, 2016	$2,202

(1)	Other consists primarily of step-up transactions and cumulative translation adjustments.

6. Discontinued Operations
Effective May 31, 2015, the Company completed the sale of Accent Marketing Services, L.L.C. for an aggregate selling price of $17,102, net of transaction expenses.
There were no discontinued operations for the three and six months ended June 30, 2016. Included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 were the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Revenue	$11,501	$27,025
Operating income (loss)	903	(322)
Other expense	(683)	(752)
Gain (loss) on disposal	1,109	(3,891)
Net income (loss) from discontinued operations attributable to MDC Partners Inc., net of taxes	$1,329	$(4,965)
At June 30, 2016 and December 31, 2015, the Company had no assets classified as held for sale.
7. Debt
The Company’s indebtedness was comprised as follows:

	June 30, 2016	December 31, 2015
Revolving credit agreement	$107,398	$—
6.50% Senior Notes due 2024	900,000	—
6.75% Senior Notes due 2020	—	735,000
Original issue premium	—	5,838
Debt issuance costs	(20,059)	(12,625)
	987,339	728,213
Obligations under capital leases	403	670
	987,742	728,883

Less current portion:	361	470
	$987,381	$728,413
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
 Effective October 23, 2014, MDC and its subsidiaries entered into an amendment to its Credit Agreement. The amendment: (i) expands the commitments under the facility by $100 million, from $225 million to $325 million; (ii) extends the date by an additional eighteen months to September 30, 2019; (iii) reduces the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans); and (iv) modifies certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.
Effective May 3, 2016, MDC and its subsidiaries entered into an additional amendment to its Credit Agreement. The amendment: (i) extends the date by an additional nineteen months to May 3, 2021; (ii) reduces the base borrowing interest rate by 25 basis points; (iii) provides the Company the ability to borrow in foreign currencies; and (iv) certain other modifications to provide additional flexibility in operating the Company’s business.
Advances under the Credit Agreement bear interest as follows: (a)(i) Non-Prime Rate Loans bear interest at the Non-Prime Rate and (ii) all other Obligations bear interest at the Prime Rate, plus (b) an applicable margin. The applicable margin for borrowing is 1.50% in the case of Non-Prime Rate Loans and Prime Rate Loans that are European Advances, and 0.75% on all other Obligations. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee of 0.25% to lenders under the Credit Agreement in respect of unused commitments thereunder.
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At June 30, 2016, there were $107,398 borrowings under the Credit Agreement.
At June 30, 2016, the Company had issued $4,597 of undrawn outstanding letters of credit.
At June 30, 2016 and December 31, 2015, accounts payable included $45,258 and $73,558 of outstanding checks, respectively.
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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Level 1		Level 1
	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$895,500	$—	$—
6.75% Senior Notes due 2020	—	—	740,838	765,319
Long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in deferred acquisition consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
	2016	2015
Beginning Balance of contingent payments	$306,734	$172,227
Payments (1)	(81,702)	(77,301)
Additions (2)	514	174,530
Redemption value adjustments (3)	8,880	41,636
Other (4)	(6,412)	—
Foreign translation adjustment	1,813	(4,358)
Ending Balance of contingent payments	$229,827	$306,734

(1)	For the six months ended June 30, 2016, payments include $5,585 of deferred acquisition consideration settled through the issuance of 237,013 MDC Class A subordinate voting shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

(4)
Other is comprised of (i) $2,360 transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and (ii) $4,052 of contingent payments eliminated through the acquisition of incremental ownership interests, see Note 4.

In addition to the above amounts, there are fixed payments of $2,217 and $40,370 for total deferred acquisition consideration of $232,044 and $347,104, which reconciles to the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.
The Company includes the payments of all deferred acquisition consideration in financing activities in the Company’s consolidated statement of cash flows as the Company believes these payments to be seller-related financing activities, which is the predominant source of cash flows.
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
At June 30, 2016 and December 31, 2015, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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
9. Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income (expense)	$(304)	$(12)	$(246)	$478
Foreign currency gain (loss)	330	4,360	15,784	(14,170)
	$26	$4,348	$15,538	$(13,692)
10. Segment Information
The Company determines an operating segment if a component (1) engages in business activities from which it earns revenues and incurs expenses, (2) has discrete financial information that is, and (3) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance. During 2015, the Company had a change in the CODM as well as a change in how the CODM manages the business. As a result, in the fourth quarter of 2015, the Company reassessed its determination of operating segments. Decisions regarding allocations of resources are made and will be made based on the overall performance of the overall Partner Firm network. Therefore, the Company has determined that the Partner Firm network represents its operating segment. The Company also reassessed its previous allocation methodology and has conformed the allocations to align with how the CODM manages the business. The overall Partner Firm network consists of each of the Company’s operating agencies. The Company now reports in one reportable Advertising and Communications segment in addition to the Corporate Group described as follows:

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

Three Months Ended June 30, 2016
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$337,047	$—	$337,047

Cost of services sold	228,835	—	228,835

Office and general expenses	60,418	12,291	72,709

Depreciation and amortization	10,926	510	11,436

Operating profit (loss)	36,868	(12,801)	24,067

Other Income (Expense):
Other income, net			26
Interest expense and finance charges, net			(16,971)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			7,122
Income tax expense			4,405

Income from continuing operations before equity in earnings of non-consolidated affiliates			2,717
Equity in losses of non-consolidated affiliates			(290)

Net income			2,427

Net income attributable to the noncontrolling interests	(1,254)	—	(1,254)
Net income attributable to MDC Partners Inc.			$1,173

Stock-based compensation	$4,880	$650	$5,530

Supplemental Segment Information:

Capital expenditures	$7,905	$4	$7,909

Three Months Ended June 30, 2015
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$336,606	$—	$336,606

Cost of services sold	225,042	—	225,042

Office and general expenses	43,638	9,437	53,075

Depreciation and amortization	13,554	453	14,007

Operating profit (loss)	54,372	(9,890)	44,482

Other Income (Expense):
Other income, net			4,348
Interest expense and finance charges, net			(13,183)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			35,647
Income tax expense			4,679

Income from continuing operations before equity in earnings of non-consolidated affiliates			30,968
Equity in earnings of non-consolidated affiliates			104

Income from continuing operations			31,072

Income from discontinued operations attributable to MDC Partners Inc., net of taxes			1,329

Net income			32,401

Net income attributable to the noncontrolling interests	(2,841)	—	(2,841)
Net income attributable to MDC Partners Inc.			$29,560

Stock-based compensation	$4,863	$451	$5,314

Supplemental Segment Information:

Capital expenditures	$3,653	$195	$3,848

Six Months Ended June 30, 2016
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$646,089	$—	$646,089

Cost of services sold	440,281	—	440,281

Office and general expenses	125,513	25,024	150,537

Depreciation and amortization	21,749	907	22,656

Operating profit (loss)	58,546	(25,931)	32,615

Other Income (Expense):
Other income, net			15,538
Interest expense and finance charges, net			(32,368)
Loss on redemption of notes			(33,298)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(17,513)
Income tax expense			2,433

Loss from continuing operations before equity in earnings of non-consolidated affiliates			(19,946)
Equity in losses of non-consolidated affiliates			(61)

Net loss			(20,007)

Net income attributable to the noncontrolling interests	(2,113)	—	(2,113)
Net loss attributable to MDC Partners Inc.			$(22,120)

Stock-based compensation	$8,761	$1,454	$10,215

Supplemental Segment Information:

Capital expenditures	$13,416	$32	$13,448

Goodwill and intangibles	$938,062	$—	$938,062

Total Assets	$1,484,027	$132,126	$1,616,153

Six Months Ended June 30, 2015
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$638,828	$—	$638,828

Cost of services sold	435,461	—	435,461

Office and general expenses	97,574	29,809	127,383

Depreciation and amortization	25,408	899	26,307

Operating profit (loss)	80,385	(30,708)	49,677

Other Income (Expense):
Other expense, net			(13,692)
Interest expense and finance charges, net			(28,160)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			7,825
Income tax expense			625

Income from continuing operations before equity in earnings of non-consolidated affiliates			7,200
Equity in earnings of non-consolidated affiliates			455

Income from continuing operations			7,655

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(4,965)

Net income			2,690

Net income attributable to the noncontrolling interests	(5,221)	—	(5,221)
Net loss attributable to MDC Partners Inc.			$(2,531)

Stock-based compensation	$8,363	$1,396	$9,759

Supplemental Segment Information:

Capital expenditures	$9,241	$263	$9,504

Goodwill and intangibles	$961,860	$—	$961,860

Total Assets	$1,657,959	$176,806	$1,834,765

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2016	$272,992	$33,614	$30,441	$337,047
2015	$271,375	$35,432	$29,799	$336,606
Six Months Ended June 30,
2016	$525,190	$62,020	$58,879	$646,089
2015	$523,392	$65,258	$50,178	$638,828
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
Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2016, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15,403 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $121 by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $47,125 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $2,839 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at June 30, 2016 was $65,367 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the six months ended June 30, 2016 and 2015, these operations did not incur any costs related to damages resulting from hurricanes.
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
Specifically, as of December 31, 2015, Mr. Nadal repaid to the Company an aggregate amount equal to $11,285 in respect of perquisites and improper payments identified by the Special Committee. No additional amounts have been identified during the six months ended June 30, 2016.
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
The SEC investigation of these expenses and related matters remains ongoing. For the three and six months ended June 30, 2016 and 2015, the Company has incurred $252 and $1,738, respectively, and $3,882 and $9,644, respectively, of professional expenses, net of insurance proceeds, relating to the ongoing SEC investigation.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors.  The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company filed a motion to dismiss the amended complaint on February 9, 2016, the lead plaintiffs filed an opposition to that motion on April 8, 2016, and the Company filed a reply brief on May 9, 2016.  The parties are now awaiting a ruling from the Court on this dismissal motion.  The Company intends to continue to vigorously defend this suit.
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  The Company intends to continue to vigorously defend this suit.  A case management judge has now been appointed but a date for an initial case conference has not yet been set.
Commitments.  At June 30, 2016, the Company had issued $4,597 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $2,711.

12. New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, which amended guidance on the accounting for employee share-based payments that requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the ASU requires that the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the Consolidated Statement of Cash Flows. This is consistent with the Company’s current classification. This amended guidance, which will be effective beginning January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its results of operations and related cash flows.
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
13. Subsequent Events
Acquisition of Forsman & Bodenfors AB
Effective July 1, 2016, the Company acquired 100% of the equity interests of Forsman & Bodenfors AB (“F&B”), an advertising agency based in Sweden, in exchange for 1,900,000 MDC Class A subordinate voting shares and an additional deferred acquisition payment, payable at the Company’s option in cash or stock, based on the future financial results of F&B for the years ending December 31, 2015 and 2016. Payment of this amount is due in 2017.
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
The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“U.S. GAAP”). However, the Company has included certain non-U.S. GAAP financial measures and ratios, which it believes provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. Two such terms are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of the following calculation: (i) the change in revenue during the relevant time period, less (ii) for each business acquired in the current year, the incremental impact on revenue for the comparable period prior to the Company’s ownership of such acquired business, less revenue from each business acquired by the Company in the previous year through the twelve month anniversary of the Company’s ownership, plus (iii) for each business disposed of in the current year, the incremental impact on revenue for the comparable period after the Company’s disposition of such disposed business, plus revenue from each business disposed of by the Company in the previous year through the twelve month anniversary of the Company’s disposition, less (iv) foreign exchange impacts. These measures do not have a standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with U.S. GAAP.
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2016 and 2015 and the financial condition of the Company as of June 30, 2016. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2015 as reported on Form 10-K. All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus are on the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) existing growth by major discipline (organic revenue growth), (iii) growth from currency changes and (iv) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
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

Results of Operations:
Three Months Ended June 30, 2016
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$337,047	$—	$337,047

Cost of services sold	228,835	—	228,835

Office and general expenses	60,418	12,291	72,709

Depreciation and amortization	10,926	510	11,436

Operating profit (loss)	36,868	(12,801)	24,067

Other Income (Expense):
Other income, net			26
Interest expense and finance charges, net			(16,971)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			7,122
Income tax expense			4,405

Income from continuing operations before equity in earnings of non-consolidated affiliates			2,717
Equity in losses of non-consolidated affiliates			(290)

Net income			2,427

Net income attributable to the noncontrolling interests	(1,254)	—	(1,254)
Net income attributable to MDC Partners Inc.			$1,173

Stock-based compensation	$4,880	$650	$5,530

Three Months Ended June 30, 2015
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$336,606	$—	$336,606

Cost of services sold	225,042	—	225,042

Office and general expenses	43,638	9,437	53,075

Depreciation and amortization	13,554	453	14,007

Operating profit (loss)	54,372	(9,890)	44,482

Other Income (Expense):
Other income, net			4,348
Interest expense and finance charges, net			(13,183)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			35,647
Income tax expense			4,679

Income from continuing operations before equity in earnings of non-consolidated affiliates			30,968
Equity in earnings of non-consolidated affiliates			104

Income from continuing operations			31,072

Income from discontinued operations attributable to MDC Partners Inc., net of taxes			1,329

Net income			32,401

Net income attributable to the noncontrolling interests	(2,841)	—	(2,841)
Net income attributable to MDC Partners Inc.			$29,560

Stock-based compensation	$4,863	$451	$5,314

Six Months Ended June 30, 2016
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$646,089	$—	$646,089

Cost of services sold	440,281	—	440,281

Office and general expenses	125,513	25,024	150,537

Depreciation and amortization	21,749	907	22,656

Operating profit (loss)	58,546	(25,931)	32,615

Other Income (Expense):
Other income, net			15,538
Interest expense and finance charges, net			(32,368)
Loss on redemption of notes			(33,298)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			(17,513)
Income tax expense			2,433

Loss from continuing operations before equity in earnings of non-consolidated affiliates			(19,946)
Equity in losses of non-consolidated affiliates			(61)

Net loss			(20,007)

Net income attributable to the noncontrolling interests	(2,113)	—	(2,113)
Net loss attributable to MDC Partners Inc.			$(22,120)

Stock-based compensation	$8,761	$1,454	$10,215

Six Months Ended June 30, 2015
(thousands of United States dollars)

	Advertising and Communications	Corporate	Total
Revenue	$638,828	$—	$638,828

Cost of services sold	435,461	—	435,461

Office and general expenses	97,574	29,809	127,383

Depreciation and amortization	25,408	899	26,307

Operating profit (loss)	80,385	(30,708)	49,677

Other Income (Expense):
Other expense, net			(13,692)
Interest expense and finance charges, net			(28,160)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates			7,825
Income tax expense			625

Income from continuing operations before equity in earnings of non-consolidated affiliates			7,200
Equity in earnings of non-consolidated affiliates			455

Income from continuing operations			7,655

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes			(4,965)

Net income			2,690

Net income attributable to the noncontrolling interests	(5,221)	—	(5,221)
Net loss attributable to MDC Partners Inc.			$(2,531)

Stock-based compensation	$8,363	$1,396	$9,759

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015
Revenue was $337.0 million for the three months ended June 30, 2016, representing an increase of $0.4 million, or 0.1%, compared to revenue of $336.6 million for the three months ended June 30, 2015. This increase related primarily to acquisition growth of $1.9 million and organic revenue growth of $1.0 million. These increases were mostly offset by a decrease in foreign exchange of $2.5 million. The foreign exchange decrease was due to a stronger U.S. dollar versus the Canadian dollar and the British Pound during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Operating profit for the three months ended June 30, 2016 was $24.1 million, compared to $44.5 million for the three months ended June 30, 2015. Operating profit decreased by $17.5 million in the Advertising and Communications segment. Corporate operating expenses increased $2.9 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Income from continuing operations was $2.4 million for the three months ended June 30, 2016, compared to income of $31.1 million for three months ended June 30, 2015. This decrease in income of $28.7 million was primarily attributable to a decrease in operating profit of $20.4 million, decrease in other income (expense), net of $4.3 million, increase in interest expense and finance charges of $3.8 million, partially offset by a reduction in income tax expense of $0.3 million.
Advertising and Communications Segment
 The components of the change in revenues by geography for the three months ended June 30, 2016 are as follows:

		2016 Activity				Change
Advertising and Communications	2015 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2016 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$271.4	$—	$1.8	$(0.2)	$273.0	—%	0.7%	(0.1)%	0.6%
Canada	35.4	(1.6)	—	(0.2)	33.6	(4.6)%	—%	(0.6)%	(5.1)%
Other	29.8	(0.9)	0.2	1.4	30.4	(3.0)%	0.5%	4.7%	2.2%
Total	$336.6	$(2.5)	$1.9	$1.0	$337.0	(0.7)%	0.6%	0.3%	0.1%
The geographic mix in revenues for the three months ended June 30, 2016 and 2015 are as follows:

	2016	2015
United States	81%	81%
Canada	10%	11%
Other	9%	8%
Revenue was $337.0 million for the three months ended June 30, 2016, representing an increase of $0.4 million, or 0.1%, compared to revenue of $336.6 million for the three months ended June 30, 2015. This increase related primarily to acquisition growth of $1.9 million and organic revenue growth of $1.0 million. These increases were mostly offset by a decrease in foreign exchange of $2.5 million. The foreign exchange decrease was due to a stronger U.S. dollar versus the Canadian dollar and the British Pound during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Our organic revenue performance was attributable to contribution from new client wins that was offset by client losses and shifts in spending by some clients. There was mixed performance by client sector, with strength in communications, food & beverage and auto, offset by declines in financial services, consumer products and retail. There was also mixed performance by disciplines with strength primarily in public relations and strategic communications, offset by declines in our integrated advertising agencies and media. The experiential businesses was positively impacted by increased billable pass-through costs; however, this was offset by decreases in billable pass-through costs from other businesses where the Company was acting as principal.
There were limited variations to performance in our main geography sectors. There was slight growth outside of North America that was driven by new client wins. Performance in North America was relatively flat with a slight decline in Canada. Additional revenue growth came from 2015 acquisitions of firms that helped expand our capabilities in mobile development and digital media buying.
The adverse currency impact was primarily due to the weakening of the Canadian dollar, the British Pound and the Euro against the U.S. dollar during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The change in expenses as a percentage of revenue in the Advertising and Communications segment for the three months ended June 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$337.0		$336.6		$0.4	0.1%
Operating Expenses
Cost of services sold	228.8	67.9%	225.0	66.9%	3.8	1.7%
Office and general expenses	60.4	17.9%	43.6	13.0%	16.8	38.5%
Depreciation and amortization	10.9	3.2%	13.6	4.0%	(2.6)	(19.4)%
	$300.2	89.1%	$282.2	83.8%	$17.9	6.4%
Operating profit	$36.9	10.9%	$54.4	16.2%	$(17.5)	(32.2)%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications segment for the three months ended June 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$52.6	15.6%	$52.7	15.7%	$(0.1)	(0.3)%
Staff costs (2)	188.3	55.9%	182.9	54.3%	5.4	3.0%
Administrative	43.8	13.0%	41.0	12.2%	2.8	6.9%
Deferred acquisition consideration	(0.3)	(0.1)%	(12.7)	(3.8)%	12.4	(97.7)%
Stock-based compensation	4.9	1.4%	4.9	1.4%	—	0.3%
Depreciation and amortization	10.9	3.2%	13.6	4.0%	(2.6)	(19.4)%
Total operating expenses	$300.2	89.1%	$282.2	83.8%	$17.9	6.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Advertising and Communications segment for the three months ended June 30, 2016 was $36.9 million, compared to $54.4 million for the three months ended June 30, 2015. Operating margins declined 530 basis points from 16.2% in 2015 to 10.9% in 2016. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue and deferred acquisition consideration adjustments.
Direct costs remained consistent at approximately 16%.
Staff costs increased by $5.4 million, or 3.0%, and as a percentage of revenue increased from 54.3% for the three months ended June 30, 2015 to 55.9% for the three months ended June 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses. The increase in staff costs as a percentage of revenue, was due to the increase of staff costs on flat revenue.
Administrative costs increased year-over-year and as a percentage of revenue primarily due to higher occupancy expenses. These increases were incurred to support to the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was income of $0.3 million for the three months ended June 30, 2016 compared to income of $12.7 million for three months ended June 30, 2015. The difference in the fair value of the estimated liability was primarily related to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016.
Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense decreased by $2.6 million primarily due to lower amortization from intangibles related to prior year acquisitions.

Corporate Group
The change in operating expenses for three months ended June 30, 2016 and 2015 was as follows:

			Change
Corporate Group	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$7.8	$9.2	$(1.4)	(15.5)%
Administrative	3.9	(0.2)	4.1	(2,019.8)%
Stock-based compensation	0.7	0.5	0.2	44.1%
Depreciation and amortization	0.5	0.5	0.1	12.6%
Total operating expenses	$12.8	$9.9	$2.9	29.4%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations increased by $2.9 million to $12.8 million in the three months ended June 30, 2016, compared to $9.9 million in the three months ended June 30, 2015.
Staff costs decreased on a quarter-over-quarter basis by $1.4 million, or 15.5%, due to lower executive compensation expense which was partially offset by increased severance related expenses of $1.7 million.
Administrative costs increased by $4.1 million. Although there have been substantial cost reductions in 2016, this quarterly cost increase was primarily due to the 2015 perquisite reimbursement payment to the Company of $8.6 million from the former CEO. This amount was offset by 2016 reductions in the following categories: (1) reduced legal fees related to the class-action litigation and SEC investigation of $2.5 million, (2) reduced advertising and promotional expenses of $0.5 million, (3) reduced professional fees of $0.5 million and (4) reductions of various other administrative expenses of $0.3 million. In addition, the Company received insurance proceeds of $1.1 million in the second quarter of 2016 relating to the class-action litigation and SEC investigation.
Other Income (Expense), Net
Other income, net, decreased by $4.3 million from an expense of $4.3 million for the three months ended June 30, 2015 to nil for the three months ended June 30, 2016. The decrease was primarily related to an unrealized foreign exchange gain of $0.3 million compared to an unrealized foreign exchange gain of $4.4 million in 2015. The foreign exchange gains in both 2016 and 2015 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and were driven by the appreciation of the Canadian dollar against the U.S. dollar in the period. Additionally, in 2016 the Company had other income of $0.3 million compared to other income of nil in 2015.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended June 30, 2016 was $17.0 million, an increase of $3.8 million over the $13.2 million of interest expense and finance charges, net, incurred during the three months ended June 30, 2015. This increase was due to higher average outstanding debt in 2016.
Income Tax Expense
Income tax expense for the three months ended June 30, 2016 was $4.4 million compared to a expense of $4.7 million for the three months ended June 30, 2015. The Company’s effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of profits.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income/(loss) attributable to equity-accounted affiliate operations. For the three months ended June 30, 2016, the Company recorded an expense of $0.3 million compared to income of $0.1 million for the three months ended June 30, 2015.

Noncontrolling Interests
The effects of noncontrolling interests was $1.3 million for the three months ended June 30, 2016, a decrease of $1.6 million from the $2.8 million during the three months ended June 30, 2015. This decrease related to an increase in ownership in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The income, net of taxes, from discontinued operations was $1.3 million, for the three months ended June 30, 2015. There was no impact for the three months ended June 30, 2016.
Net Income Attributable to MDC Partners Inc.
As a result of the foregoing, the net income attributable to MDC Partners Inc. for the three months ended June 30, 2016 was $1.2 million, or $0.02 per diluted share, compared to net income of $29.6 million, or $0.59 per diluted share reported for the three months ended June 30, 2015.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015
Revenue was $646.1 million for the six months ended June 30, 2016, representing an increase of $7.3 million, or 1.1%, compared to revenue of $638.8 million for the six months ended June 30, 2015. This increase related primarily to an increase in organic revenue of $7.7 million and acquisition growth of $5.7 million. This revenue increase was largely offset by a decrease in foreign exchange of $6.2 million primarily due to a stronger U.S. dollar versus the Canadian dollar and British Pound during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Operating profit for the six months ended June 30, 2016 was $32.6 million, compared to $49.7 million for the six months ended June 30, 2015. Operating profit decreased by $21.8 million in the Advertising and Communications segment. Operating profit benefited as Corporate operating expenses decreased $4.8 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Loss from continuing operations was $20.0 million for the six months ended June 30, 2016, compared to income of $7.7 million for six months ended June 30, 2015. This decrease in income of $27.7 million was primarily attributable to a decrease in operating profit of $17.1 million, loss on redemption of notes of $33.3 million, increased interest expense and finance charges of $4.4 million, increase in income tax expense of $1.8 million, partially offset by an increase in other income (expense) of $29.2 million, and a increased interest income of $0.2 million.
Advertising and Communications Segment
 The components of the change in revenues by geography for the six months ended June 30, 2016 are as follows:

		2016 Activity				Change
Advertising and Communications	2015 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2016 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$523.4	$—	$5.1	$(3.3)	$525.2	—%	1.0%	(0.6)%	0.3%
Canada	65.3	(4.4)	—	1.1	62.0	(6.7)%	—%	1.7%	(5.0)%
Other	50.2	(1.8)	0.6	9.8	58.9	(3.5)%	1.3%	19.6%	17.3%
Total	$638.8	$(6.2)	$5.7	$7.7	$646.1	(1.0)%	0.9%	1.2%	1.1%
The geographic mix in revenues for the six months ended June 30, 2016 and 2015 are as follows:

	2016	2015
United States	81%	82%
Canada	10%	10%
Other	9%	8%

Revenue was $646.1 million for the six months ended June 30, 2016, representing an increase of $7.3 million, or 1.1%, compared to revenue of $638.8 million for the six months ended June 30, 2015. This increase related primarily to an increase in organic revenue of $7.7 million and acquisition growth of $5.7 million. This revenue increase was largely offset by a decrease in foreign exchange of $6.2 million primarily due to a stronger U.S. dollar versus the Canadian dollar and British Pound during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Our organic revenue growth was attributable to new client wins that was partially offset by client losses and shifts in spending by some clients. There was mixed performance by client sector, with strength in communications, food & beverage and auto, offset by declines in financial services, consumer products and retail. The performance by disciplines was mixed with strength led by public relations and strategic communications, partially offset by declines primarily in media. For the six months ended June 30, 2016, revenue was negatively impacted by decreased billable pass-through costs incurred on client’s behalf from the Company acting as principal in experiential and other businesses.
Our business outside of North America continued to be a driver of growth for the overall company, with organic revenue growth of 19.6%. This growth was driven by new client wins and increased spend from existing clients as we extended our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. For the six months ended June 30, 2016, 9.1% of our total revenue came from outside North America, up from 7.9% for the six months ended June 30, 2015. Canada’s revenue grew organically while the United States declined slightly due to (1) decreased billable pass-through costs, (2) timing of revenue recognition, and (3) shifts in spending by some clients. Additional revenue growth came from 2015 acquisitions of firms that helped expand our capabilities in mobile development and digital media buying.
The adverse currency impact was primarily due to the weakening of the Canadian dollar and the British Pound against the U.S. dollar during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
The change in expenses as a percentage of revenue in the Advertising and Communications segment for the six months ended June 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$646.1		$638.8		$7.3	1.1%
Operating Expenses
Cost of services sold	440.3	68.1%	435.5	68.2%	4.8	1.1%
Office and general expenses	125.5	19.4%	97.6	15.3%	27.9	28.6%
Depreciation and amortization	21.7	3.4%	25.4	4.0%	(3.7)	(14.4)%
	$587.5	90.9%	$558.4	87.4%	$29.1	5.2%
Operating profit	$58.5	9.1%	$80.4	12.6%	$(21.8)	(27.2)%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications segment for the six months ended June 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$92.9	14.4%	$97.5	15.3%	$(4.6)	(4.7)%
Staff costs (2)	373.9	57.9%	359.3	56.3%	14.6	4.1%
Administrative	84.2	13.0%	78.3	12.3%	5.9	7.5%
Deferred acquisition consideration	6.0	0.9%	(10.5)	(1.6)%	16.5	(157.4)%
Stock-based compensation	8.8	1.4%	8.4	1.3%	0.4	4.8%
Depreciation and amortization	21.7	3.4%	25.4	4.0%	(3.7)	(14.4)%
Total operating expenses	$587.5	90.9%	$558.4	87.4%	$29.1	5.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.

Operating profit for the Advertising and Communications segment for the six months ended June 30, 2016 was $58.5 million, compared to $80.4 million for the six months ended June 30, 2015. Operating margins declined 350 basis points from 12.6% in 2015 to 9.1% in 2016. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue, and deferred acquisition consideration adjustments, partially offset by a decrease in direct costs as a percentage of revenue.
Direct costs decreased by $4.6 million, or 4.7%, and as a percentage of revenue decreased from 15.3% for the six months ended June 30, 2015 to 14.4% for the six months ended June 30, 2016. This decrease was due to a decline in pass-through costs incurred on clients’ behalf, from some of our Partner Firms acting as Principal verses Agent.
Staff costs increased by $14.6 million, or 4.1%, and as a percentage of revenue increased from 56.3% for the six months ended June 30, 2015 to 57.9% for the six months ended June 30, 2016. The increase in staff costs was due to increased headcount. Staff costs as a percentage of revenue, was largely impacted by the headcount increases as well as the reduction of billable pass-through costs which is also a reduction in revenue. In addition, at certain Partner Firms, revenue declines outpaced the decline in staff costs, and were also impacted by the timing of revenue recognition.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support to the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was an expense $6.0 million for the six months ended June 30, 2016 compared to income of $10.5 million for the six months ended June 30, 2015. The difference in the fair value of the estimated liability was primarily related to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016.
Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense decreased by $3.7 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Corporate Group
The change in operating expenses for six months ended June 30, 2016 and 2015 was as follows:

			Change
Corporate Group	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$14.9	$17.9	$(3.0)	(17.0)%
Administrative	8.7	10.5	(1.8)	(17.2)%
Stock-based compensation	1.5	1.4	0.1	4.2%
Depreciation and amortization	0.9	0.9	—	0.9%
Total operating expenses	$25.9	$30.7	$(4.8)	(15.6)%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations decreased by $4.8 million to $25.9 million in six months ended June 30, 2016, compared to $30.7 million in six months ended June 30, 2015.
Staff costs decreased on a year-over-year basis by $3.0 million, or 17.0%, due to lower executive compensation expense which was partially offset by increased severance related expenses of $2.7 million.
Administrative costs decreased by $1.8 million primarily due to 2016 reductions in the following categories (1) reduced legal fees related to the class-action litigation and SEC investigation of $7.0 million, (2) reduced advertising and promotional expenses of $0.9 million, (3) reduced professional fees of $1.0 million, and (4) reduced travel and entertainment expenses of $0.4 million. In addition, the Company received $1.1 million of insurance proceeds in 2016 relating to the class-action litigation and SEC investigation. These reductions in administrative costs were partially offset by the $8.6 million perquisite reimbursement from the former CEO in the second quarter of 2015.
Other Income (Expense), Net
Other income, net, increased by $29.2 million from expense of $13.7 million for the six months ended June 30, 2015 to income of $15.5 million for the six months ended June 30, 2016. The increase was primarily related to an unrealized foreign exchange gain of $15.8 million in 2016 compared to an unrealized foreign exchange loss of $14.2 million in 2015. The foreign exchange gains in both 2016 and 2015 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and were driven by the appreciation of the Canadian dollar against the U.S. dollar in the period. Additionally, in 2016 the Company had other expense of $0.2 million compared to other income of $0.5 million.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the six months ended June 30, 2016 was $32.4 million, an increase of $4.2 million over the $28.2 million of interest expense and finance charges, net, incurred during the six months ended June 30, 2015. This increase was due to higher average outstanding debt in 2016. In addition the Company incurred a $33.3 million loss on redemption of the 6.75% Notes in March 2016.
Income Tax Expense
Income tax expense for the six months ended June 30, 2016 was $2.4 million compared to an expense of $0.6 million for the six months ended June 30, 2015. The Company’s effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of profits.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income/(loss) attributable to equity-accounted affiliate operations. For the six months ended June 30, 2016, the Company recorded expense of $0.1 million compared to income of $0.5 million for the six months ended June 30, 2015.
Noncontrolling Interests
The effects of noncontrolling interests was $2.1 million for the six months ended June 30, 2016, a decrease of $3.1 million from the $5.2 million during the six months ended June 30, 2015. This decrease related to an increase in ownership in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The loss, net of taxes, from discontinued operations was $5.0 million, for the six months ended June 30, 2015. There was no impact for the six months ended June 30, 2016.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for the six months ended June 30, 2016 was $22.1 million or a loss of $0.44 per diluted share, compared to a net loss of $2.5 million, or $0.05 per diluted share reported for the six months ended June 30, 2015.
Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2016	As of and for the six months ended June 30, 2015	As of and for the year ended December 31, 2015
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$16,062	$34,851	$61,458
Working capital (deficit)	$(268,153)	$(394,675)	$(403,879)
Cash from (used in) operations	$(138,497)	$68,483	$162,805
Cash from (used in) investing	$(16,762)	$(18,003)	$(29,893)
Cash from (used in) financing	$109,672	$(129,145)	$(190,020)
Long-term debt to total equity ratio	(1.89)	(1.76)	(1.50)
Fixed charge coverage ratio	N/A	1.22	N/A
As of June 30, 2016 and 2015 and December 31, 2015, $5.4 million, $206.1 million, and $5.2 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. This amount does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.
Working Capital
At June 30, 2016, the Company had a working capital deficit of $268.2 million compared to a deficit of $403.9 million at December 31, 2015. Working capital deficit decreased by $135.7 million primarily due to the net proceeds from the issuance of the 6.5% Notes offset by the redemption of the 6.75% Notes and payments of deferred acquisition consideration. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At June 30, 2016, the Company had $107.4 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2016, $2.2 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities, including changes in non-cash working capital, for the six months ended June 30, 2016 was $138.5 million. This was attributable to a loss from continuing operations of $20.0 million, a decrease in accounts payable, accruals, and other liabilities of $137.3 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $60.2 million, foreign exchange of $17.2 million, an increase in prepaid expenses and other current assets of $15.0 million, and an increase in expenditures billable to clients of $7.7 million. This was partially offset by a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in advanced billings of $40.2 million, depreciation, amortization of intangibles, and stock compensation of $32.9 million, amortization of deferred finance charges and debt discount of $8.0 million, adjustments to deferred acquisition consideration of $6.2 million, a net decrease in other non-current assets and liabilities of $3.5 million, deferred income taxes of $1.0 million, a loss on sale of assets of $0.3 million, and earnings of non-consolidated affiliates of $0.1 million.
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
Investing Activities
Cash flows used in investing activities was $16.8 million for the six months ended June 30, 2016, compared with cash flows used of $18.0 million in the six months ended June 30, 2015. In the six months ended June 30, 2016, the Company used $2.2 million, net of cash acquired, for acquisitions and $1.3 million for other investments. The outflows for the six months ended June 30, 2016 were partially offset by $0.2 million of proceeds from the sale of assets. In the six months ended June 30, 2015, the Company used $21.0 million, net of cash acquired, for acquisitions, $4.7 million for other investments, and $3.2 million for deposits. The outflows for the six months ended June 30, 2015 were partially offset by $2.4 million of profit distributions from affiliates.
In the six months ended June 30, 2016, capital expenditures totaled $13.4 million, of which $13.4 million was incurred by the Adverting and Communications segment. In the six months ended June 30, 2015, capital expenditures totaled $9.5 million of which $9.2 million was incurred by the Advertising and Communications segment and $0.3 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. For the six months ended June 30, 2015, discontinued operations provided cash of $18.1 million, of which $18.3 million related to proceeds from the sale of the Company’s Accent operations in 2015.

Financing Activities
During the six months ended June 30, 2016, cash flows provided by financing activities amounted to $109.7 million, and consisted of $900.0 million in proceeds from the issuance of the 6.50% Notes, $107.4 million in net borrowings under the credit agreement and cash overdrafts of $28.3 million. These inflows were partially offset by the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $20.3 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, $114.1 million of acquisition related payments, payment of dividends of $21.5 million, distributions to noncontrolling partners of $5.4 million, the purchase of treasury shares for income tax withholding requirements of $2.5 million, and repayments of long-term debt of $0.3 million.
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
Total Debt
6.50% Senior Notes Due 2024
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $900,000 aggregate principal amount of 6.50% senior unsecure notes due 2024. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the ’33 Act. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
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
Effective May 3, 2016, MDC and its subsidiaries entered into an additional amendment to its Credit Agreement. The amendment: (i) extends the date by an additional nineteen months to May 3, 2021; (ii) reduces the base borrowing interest rate by 25 basis points; (iii) provides the Company the ability to borrow in foreign currencies; and (iv) certain other modifications to provide additional flexibility in operating the Company’s business.
Advances under the Credit Agreement bear interest as follows: (a)(i) Non-Prime Rate Loans bear interest at the Non-Prime Rate and (ii) all other Obligations bear interest at the Prime Rate, plus (b) an applicable margin. The applicable margin for borrowing is 1.50% in the case of Non-Prime Rate Loans and Prime Rate Loans that are European Advances, and 0.75% on all other Obligations. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee of 0.25% to lenders under the Credit Agreement in respect of unused commitments thereunder.
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
Debt as of June 30, 2016 was $987.7 million, an increase of $258.9 million, compared with $728.9 million outstanding at December 31, 2015.  This increase in debt was a primarily a result of the Company’s issuance of the 6.50% Notes offset by the redemption of the 6.75% Notes and borrowings on the Credit Agreement in order to fund working capital. At June 30, 2016, approximately $213.0 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2016, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2016
Total Senior Leverage Ratio	0.6
Maximum per covenant	2.0

Total Leverage Ratio	5.0
Maximum per covenant	5.5

Fixed Charges Ratio	2.4
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$201,906
Minimum per covenant	$105,000

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
The deferred acquisition consideration and redeemable noncontrolling interests are impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance, and (iii) amendments to purchase agreements of previously acquired incremental ownership interests. Redeemable noncontrolling interests are not adjusted below the related initial redemption value. Significant changes in actual results and metrics, such as profit margins and growth rates among others, relative to expectations would result in a higher or lower redemption value adjustment. In addition, the deferred acquisition consideration and redeemable noncontrolling interests could be materially impacted by future acquisition activity, if any, and the particular structure of such acquisitions.
As a result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the deferred acquisition consideration and redeemable noncontrolling interests.

The following table presents the changes in the deferred acquisition consideration by segment for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Advertising and Communications
	June 30, 2016	December 31, 2015
Beginning Balance of contingent payments	$306,734	$172,227
Payments (1)	(81,702)	(77,301)
Additions (2)	514	174,530
Redemption value adjustments (3)	8,880	41,636
Other (4)	(6,412)	—
Foreign translation adjustment	1,813	(4,358)
Ending Balance of contingent payments	229,827	306,734
Fixed payments (5)	2,217	40,370
	$232,044	$347,104

(1)
For the six months ended June 30, 2016, payments include $5.6 million of deferred acquisition consideration settled through the issuance of 237,013 MDC Class A subordinate voting shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment. For the six months ended June 30, 2016, redemption value adjustments include $2.4 million of expense related to 100,000 MDC Class A subordinate voting shares to be issued.

(4)
Other is comprised of (i) $2,360 transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and (ii) $4,052 of contingent payments eliminated through the acquisition of certain incremental ownership interests.

(5)
The reduction in the fixed payments for the six months ended June 30, 2016 was attributable to payments of approximately $39.5 million, partially offset by redemption value and foreign translation adjustments.

Included in additions (above) are deferred acquisition consideration obligations recorded in connection with the Company’s acquisitions. During the six months ended June 30, 2016, the Company did not complete any new material acquisitions.
Deferred acquisition consideration excludes future payments with an estimated fair value of $36.4 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.6 million will be paid in the current year, $12.4 will be paid in one to three years, $17.0 will be paid in three to five years, and $6.4 will be paid after five years.
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
Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2016, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15.4 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.

In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $47.1 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $2.8 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through the incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.6 million of the estimated $15.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.4 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2016	2017	2018	2019	2020 & Thereafter	Total
	(Dollars in Millions)
Cash	$2.6	$3.6	$2.7	$1.5	$4.9	$15.3
Shares	—	—	0.1	—	—	0.1
	$2.6	$3.6	$2.8	$1.5	$4.9	$15.4	(1)
Operating income before depreciation and amortization to be received (2)	$1.1	$—	$2.4	$—	$1.9	$5.4
Cumulative operating income before depreciation and amortization (3)	$1.1	$1.1	$3.5	$3.5	$5.4		(5)

(1)
This amount is in addition to (i) $47.1 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests of $2.8 million.

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
 Accounting Change. On January 1, 2016, the Company retrospectively adopted the FASB ASU 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at December 31, 2015 and June 30, 2015 was adjusted to reflect the reclassification of $12,625 and $13,882, respectively, from other assets to long-term debt.
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
Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as a liability and are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations. In addition, certain acquisitions also include options to purchase additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests.
 For each of the Company’s acquisitions, a detailed review is undertaken to identify other intangible assets and a valuation is performed for all such identified assets. The Company’s uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that the Company acquires is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.
Acquisitions, Goodwill and Other Intangibles.   The Company reviews goodwill and other indefinite live intangible assets for impairment annually at the beginning of the fourth quarter and whenever events or circumstances indicate that the carrying amount may not be recoverable.
The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying value of its reporting units exceeds their respective fair value or proceeding directly to the two-step impairment test. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment is deemed necessary. Otherwise, goodwill must be tested for impairment using a two-step process. In addition, the two-step process must be applied for any reporting units not included in the qualitative assessment. The first step involves a comparison of the estimated fair value of each of the Company’s reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates.
The expected cash flows used in the DCF analysis are based on the Company’s most recent budget and forecasted growth rates. Assumptions used in the DCF analysis, including the discount rate, are assessed annually based on the reporting units’ current results and forecast, as well as macroeconomic and industry specific factors.
If the estimated fair value of a reporting unit exceeds its carrying value, then the goodwill of the reporting unit is not impaired. Otherwise, step two must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying value to measure the amount of impairment, if any.
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

New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, which amended guidance on the accounting for employee share-based payments that requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the ASU requires that the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the Consolidated Statement of Cash Flows. This is consistent with the Company’s current classification. This amended guidance, which will be effective beginning January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its results of operations and related cash flows.
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
Debt Instruments:  At June 30, 2016, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $107.4 million borrowings under the Credit Agreement, as of June 30, 2016, a 1.0% increase or decrease in the weighted average interest rate, which was 3.71% at June 30, 2016, would have an interest impact of $1.1 million.
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

 The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and foreign entities. For every one cent change in the exchange rate between the U.S. and foreign currencies, the Company will incur a $3.6 million impact to its financial statements.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our CEO and CFO, incorporated herein as Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
SEC Investigation
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations, except as set forth below and under “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q in connection with the ongoing SEC investigation and related class action litigation.
MDC Partners is committed to the highest standards of corporate governance and transparency in its reporting practices. Since October 5, 2014, the Company has been actively cooperating with the production of documents in response to a subpoena it received from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company. The SEC’s subpoena requests the production of documents and communications that, among other things, relate to: (i) reimbursement of expenses on behalf of the Company’s then-current CEO, Miles Nadal; (ii) the Company’s goodwill and accounting practices; and (iii) information relating to trading in the Company’s securities. The investigation is ongoing and the Company is fully cooperating with the SEC.
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
The Company has also continued to cooperate fully with the SEC in connection with its ongoing review of historical goodwill and accounting matters. Specifically, the Company engaged an independent accounting firm to review and assess the Company’s historical goodwill accounting. The Company believes that its historical goodwill impairment and related accounting analysis is appropriate and has been applied in accordance with U.S. GAAP in all material respects.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors.  The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company filed a motion to dismiss the amended complaint on February 9, 2016, the lead plaintiffs filed an opposition to that motion on April 8, 2016, and the Company filed a reply brief on May 9, 2016.  The parties are now awaiting a ruling from the Court on this dismissal motion.  The Company intends to continue to vigorously defend this suit.
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  The Company intends to continue to vigorously defend this suit.  A case management judge has now been appointed but a date for an initial case conference has not yet been set.
Item 1A. Risk Factors

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended June 30, 2016, the Company issued 9,576 Class A subordinate voting shares to management of certain of the Company’s acquired subsidiaries in transactions exempt from registration under the Securities Act of 1933, as amended.  These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for prior acquisitions and therefore did not result in any proceeds to the Company.  No commissions were paid to any person in connection with the issuance or sale of these shares.
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

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

August 3, 2016

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Sale and Purchase Agreement dated June 27, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 1, 2016).
10.1	Separation Agreement and General Release between the Company and Andre Coste, dated as of June 1, 2016.*
10.2
Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2016).

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