Form 10-Q
period 2016-09-30
MDC PARTNERS INC
filed 2016-11-08
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of October 31, 2016 were: 54,063,007 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Services	$349,254	$328,415	$995,343	$967,243
Operating Expenses:
Cost of services sold	235,659	212,925	675,940	648,386
Office and general expenses	83,303	78,786	233,840	206,169
Depreciation and amortization	11,412	13,086	34,068	39,393
Goodwill impairment	29,631	—	29,631	—
	360,005	304,797	973,479	893,948
Operating profit (loss)	(10,751)	23,618	21,864	73,295
Other Income (Expense):
Other, net	(6,008)	(15,623)	9,530	(29,315)
Interest expense and finance charges	(16,540)	(14,638)	(49,289)	(43,022)
Loss on redemption of notes	—	—	(33,298)	—
Interest income	218	114	599	338
	(22,330)	(30,147)	(72,458)	(71,999)
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(33,081)	(6,529)	(50,594)	1,296
Income tax expense (benefit)	(540)	(1,191)	1,893	(566)
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	(32,541)	(5,338)	(52,487)	1,862
Equity in earnings of non-consolidated affiliates	70	172	9	627
Income (loss) from continuing operations	(32,471)	(5,166)	(52,478)	2,489
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(1,316)	—	(6,281)
Net loss	(32,471)	(6,482)	(52,478)	(3,792)
Net income attributable to the noncontrolling interests	(1,059)	(2,122)	(3,172)	(7,343)
Net loss attributable to MDC Partners Inc.	$(33,530)	$(8,604)	$(55,650)	$(11,135)

Loss Per Common Share
Basic and Diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.64)	$(0.15)	$(1.09)	$(0.10)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.02)	—	(0.12)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.64)	$(0.17)	$(1.09)	$(0.22)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	52,244,819	49,915,807	50,861,890	49,843,980

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,026	$1,727	$10,393	$8,415
Office and general expenses	2,202	1,539	5,050	4,610
Total	$5,228	$3,266	$15,443	$13,025
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive Income (Loss)
Net loss	$(32,471)	$(6,482)	$(52,478)	$(3,792)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	2,331	5,893	(8,354)	9,337
Other comprehensive income (loss)	2,331	5,893	(8,354)	9,337
Comprehensive income (loss) for the year	(30,140)	(589)	(60,832)	5,545
Comprehensive income attributable to noncontrolling interests	(569)	(344)	(4,481)	(3,409)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(30,709)	$(933)	$(65,313)	$2,136
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,735	$61,458
Cash held in trusts	5,268	5,122
Accounts receivable, less allowance for doubtful accounts of $1,680 and $1,306	419,355	361,044
Expenditures billable to clients	40,615	44,012
Other current assets	53,872	37,109
Total Current Assets	540,845	508,745
Fixed assets, at cost, less accumulated depreciation of $109,680 and $96,554	73,868	63,557
Investments in non-consolidated affiliates	5,159	6,263
Goodwill	868,483	870,301
Other intangible assets, net	92,975	72,382
Deferred tax asset	21,774	15,367
Other assets	39,208	41,010

Total Assets	$1,642,312	$1,577,625
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$331,330	$359,568
Trust liability	5,268	5,122
Accruals and other liabilities	255,282	297,964
Advance billings	148,352	119,100
Current portion of long-term debt	260	470
Current portion of deferred acquisition consideration	119,506	130,400
Total Current Liabilities	859,998	912,624
Long-term debt, less current portion	951,187	728,413
Long-term portion of deferred acquisition consideration	123,591	216,704
Other liabilities	52,293	44,905
Deferred tax liabilities	106,950	92,581

Total Liabilities	2,094,019	1,995,227

Redeemable Noncontrolling Interests (Note 2)	60,174	69,471
Commitments, Contingencies and Guarantees (Note 12)
Shareholders’ Deficit:
Class A Shares, no par value, unlimited authorized, 52,724,504 and 49,986,705 issued and outstanding in 2016 and 2015, respectively	315,368	269,841
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2016 and 2015, respectively, each convertible into one Class A share	1	1
Shares to be issued, 100,000 shares in 2016	2,360	—
Charges in excess of capital	(310,273)	(315,261)
Accumulated deficit	(582,640)	(526,990)
Accumulated other comprehensive income (loss)	(3,406)	6,257
MDC Partners Inc. Shareholders' Deficit	(578,590)	(566,152)
Noncontrolling Interests	66,709	79,079
Total Shareholders' Deficit	(511,881)	(487,073)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,642,312	$1,577,625
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(52,478)	$(3,792)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,281)
Income (loss) from continuing operations	(52,478)	2,489
Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities:
Stock-based compensation	15,443	13,025
Depreciation	16,853	13,666
Amortization of intangibles	17,215	25,727
Amortization of deferred finance charges and debt discount	8,736	1,702
Goodwill impairment	29,631	—
Loss on redemption of notes	26,873	—
Adjustment to deferred acquisition consideration	17,363	(3,866)
Deferred income tax	160	(1,020)
Loss on sale of assets	377	—
Earnings of non-consolidated affiliates	(9)	(627)
Other non-current assets and liabilities	1,853	3,930
Foreign exchange	(12,806)	24,739
Changes in working capital:
Accounts receivable	(47,767)	(63,134)
Expenditures billable to clients	5,551	(16,582)
Prepaid expenses and other current assets	(16,851)	(1,371)
Accounts payable, accruals and other liabilities	(94,887)	(84)
Advance billings	25,824	(7,741)
Cash flows used in continuing operating activities	(58,919)	(9,147)
Discontinued operations	—	(1,342)
Net cash used in operating activities	(58,919)	(10,489)
Cash flows used in investing activities:
Capital expenditures	(19,723)	(17,665)
Acquisitions, net of cash acquired	2,531	(21,050)
Proceeds from sale of assets	215	21
Distributions from non-consolidated affiliates	4,885	2,478
Other investments	(2,571)	(6,507)
Cash flows used in continuing investing activities	(14,663)	(42,723)
Discontinued operations	—	17,101
Net cash used in investing activities	(14,663)	(25,622)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 6.50% Notes	900,000	—
Repayment of 6.75% Notes	(735,000)	—
Repayments of revolving credit agreement	(1,255,608)	(447,973)
Proceeds from revolving credit agreement	1,326,105	533,249
Acquisition related payments	(129,616)	(132,997)
Repayment of long-term debt	(381)	(397)
Purchase of shares	(2,798)	(1,792)
Premium paid on redemption of notes	(26,873)	—
Deferred financing costs	(21,569)	—
Distributions to noncontrolling interests	(6,549)	(9,462)
Cash overdrafts	17,532	27,207
Payment of dividends	(32,580)	(31,692)
Cash flows provided by (used in) continuing financing activities	32,663	(63,633)
Discontinued operations	—	(40)
Net cash provided by (used in) financing activities	32,663	(63,673)
Effect of exchange rate changes on cash and cash equivalents	1,196	2,194
Decrease in cash and cash equivalents	(39,723)	(97,590)
Cash and cash equivalents at beginning of period	61,458	113,348
Cash and cash equivalents at end of period	$21,735	$15,758

Supplemental disclosures:
Cash income taxes paid	$2,798	$1,400
Cash interest paid	$27,979	$26,358

Change in cash held in trusts	$147	$(752)

Non-cash transactions:
Capital leases	$—	$106
Dividends payable	$1,077	$1,615
Deferred acquisition consideration settled through issuance of shares	$10,458	$—
Value of shares issued for acquisition	$34,219	$—
Leasehold improvements paid for by landlord	$7,250	$—
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(526,990)	$6,257	$(566,152)	$79,079	$(487,073)
Net loss attributable to MDC Partners Inc.									(55,650)		(55,650)	—	(55,650)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(9,663)	(9,663)	1,309	(8,354)
Issuance of restricted stock and stock options	283,290	3,648	—	—	—	—	(3,648)	—	—	—	—	—	—
Deferred acquisition consideration settled through issuance of shares	691,559	10,458	—	—	100,000	2,360	—	—	—	—	12,818	—	12,818
Shares issued, acquisitions	1,900,000	34,219									34,219		34,219
Shares acquired and canceled	(137,050)	(2,798)	—	—	—	—	—	—	—	—	(2,798)	—	(2,798)
Stock-based compensation	—	—	—	—	—	—	8,259	—	—	—	8,259	—	8,259
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	10,626	—	—	—	10,626	—	10,626
Changes in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	22,498	—	—	—	22,498	(13,679)	8,819
Dividends paid and to be paid	—	—	—	—	—	—	(32,747)	—	—	—	(32,747)	—	(32,747)
Transfer to charges in excess of capital	—	—	—	—	—	—	(4,988)	4,988	—	—	—	—	—
Balance at September 30, 2016	52,724,504	$315,368	3,755	$1	100,000	$2,360	$—	$(310,273)	$(582,640)	$(3,406)	$(578,590)	$66,709	$(511,881)
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
During the third quarter of 2016, the Company changed its Reportable segment to coincide with the new reporting structure. Prior year results have been recast to reflect the new segment reporting.
References herein to “Partner Firms” generally refer to the Company's subsidiary agencies.
These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015.
2. Significant Accounting Policies
The Company’s significant accounting policies are summarized as follows:
Accounting Change. On January 1, 2016, the Company retrospectively adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at December 31, 2015 and September 30, 2015 was adjusted to reflect the reclassification of $12,625 and $13,254, respectively, from other assets to long-term debt.
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
Fair Value. The Company applies the fair value measurement guidance of the FASB Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements, for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The inputs create the following fair value hierarchy:

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

Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2016 and December 31, 2015. No clients accounted for 10% of the Company’s revenue for the three and nine months ended September 30, 2016 or for the three and nine months ended September 30, 2015.
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
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in other assets on the balance sheet, at September 30, 2016 and December 31, 2015 was $10,607 and $11,763, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company’s partner agencies may receive minority equity interests from start-up companies in lieu of fees.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Note 4 and Note 9. For the three and nine months ended September 30, 2016 and 2015, $11,152 and $17,180 of expense, respectively, and $4,928 of expense and $5,566 of income, respectively, related to changes in such estimated values was recorded in results of operations. The Company expenses acquisition related costs. For the three and nine months ended September 30, 2016 and 2015, $806 and $2,266, respectively, and $728 and $2,444, respectively, of acquisition related costs were charged to operations.
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
Goodwill and Impairment of Goodwill. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist.
For goodwill, impairment is assessed at the reporting unit level. During the third quarter of 2016 the Company changed its operating segments, as a result of the management structure change as discussed in Note 11, which resulted in a corresponding change to the Company’s reporting units. Each Partner Firm now represents an operating segment as well as a reporting unit for goodwill impairment testing.
Due to triggering events during the third quarter of 2016 interim goodwill impairment testing was performed which resulted in an impairment of goodwill charge of approximately $29,631. In addition, the Company sold all of its ownership interests in Bryan Mills Iradesso Corporation (“Bryan Mills”) to the noncontrolling shareholders, resulting in a write off of goodwill of $764. See Note 8 for further information.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 12. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
For the three and nine months ended September 30, 2016 and 2015, there was no impact on the Company's earnings (loss) per share calculation.  Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in redeemable noncontrolling interests:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning Balance	$69,471	$194,951
Redemptions	(890)	(155,042)
Additions (1)	2,274	7,703
Changes in redemption value	(10,626)	22,809
Currency Translation Adjustments	(55)	(950)
Ending Balance	$60,174	$69,471

(1)	Additions consist of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest are recorded to additional paid-in capital. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
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

Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Reportable segment. The Company’s Credit Agreement (see Note 7) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at September 30, 2016 were $99,047 and $52,381, respectively, and at December 31, 2015 were $122,558 and $86,047, respectively.
Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized at the inception or modification of the guarantee as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of a liability is required even if it is not probable that payments will be required under a guarantee. The Company’s liability associated with guarantees is not significant. (See Note 12.)
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
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% senior notes due 2020 (the “6.75% Notes”); the Company’s 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company’s $325 million senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes and the 6.50% Notes as well as the original issue premium on the 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and nine months ended September 30, 2016 and 2015, interest expense included $30 and $181, respectively, and $770 and $1,700, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
The Company redeemed the 6.75% Notes with the net proceeds from the issuance of the 6.50% Notes. For further information see Note 7.
Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of the profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. During the nine months ended September 30, 2016 and 2015, the Company’s effective tax rate was lower than the statutory rate due primarily to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
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
During the nine months ended September 30, 2016, the Company issued 296,000 shares of restricted stock and restricted stock units (collectively, “RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $4,454 and generally vest on the third anniversary of the date of grant. In addition, the Company awarded RSUs of which 523,321 awarded shares were outstanding as of September 30, 2016. The vesting of these awards are contingent upon the Company meeting a cumulative three year earnings target and continued employment through the vesting date. Once the Company defines the earnings target, the grant date is established and the Company will record the compensation expense over the vesting period.
A total of 1,404,081 Class A shares of RSUs, granted to employees as equity incentive awards but not yet vested, has been excluded in the Company’s calculation of Class A shares outstanding as of September 30, 2016.
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
3. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Numerator for basic loss per common share - income (loss) from continuing operations	$(32,471)	$(5,166)	$(52,478)	$2,489
Net income attributable to the noncontrolling interests	(1,059)	(2,122)	(3,172)	(7,343)
Net loss from continuing operations attributable to MDC Partners Inc. common shareholders	(33,530)	(7,288)	(55,650)	(4,854)
Effect of dilutive securities	—	—	—	—
Numerator for diluted loss per common share - loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(33,530)	$(7,288)	$(55,650)	$(4,854)
Denominator
Denominator for basic loss per common share - weighted average common shares	52,244,819	49,915,807	50,861,890	49,843,980
Effect of dilutive securities	—	—	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	52,244,819	49,915,807	50,861,890	49,843,980
Basic loss per common share from continuing operations	$(0.64)	$(0.15)	$(1.09)	$(0.10)
Diluted loss per common share from continuing operations	$(0.64)	$(0.15)	$(1.09)	$(0.10)
During the three and nine months ended September 30, 2016, options and other rights to purchase 918,260 shares of common stock, which includes 880,760 shares of non-vested restricted stock and restricted stock units, were outstanding and were excluded in the computation of diluted income per common share. The remaining contingent non-vested restricted stock and restricted stock units of 523,321 shares are also excluded from the diluted calculation since the contingency has not been met at September 30, 2016.
During the three and nine months ended September 30, 2015, options and other rights to purchase 942,574 shares of common stock, which includes 867,574 shares of non-vested restricted stock, were outstanding and were excluded in the computation of diluted income per common share.
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
Contingent purchase price obligations. The Company’s contingent purchase price obligations are generally payable within a five year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. On occasion, the Company may initiate a renegotiation of previously acquired ownership interests and any resulting change in the estimated amount of consideration to be paid is adjusted in the reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Note 9 for additional information on deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their acquisition date estimated redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 12 for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and nine months ended September 30, 2016 and 2015, stock-based compensation included $2,259 and $7,184, respectively, and $1,548 and $6,462, respectively, of expense relating to those payments.
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
2016 Acquisitions
Effective July 1, 2016, the Company acquired 100% of the equity interests of Forsman & Bodenfors AB (“F&B”), an advertising agency based in Sweden, for an approximate purchase price range of $35,000 to $55,000. The estimated aggregate purchase price at acquisition date of $49,837, which is subject to adjustments, consisted of a closing payment of 1,900,000 MDC Class A subordinate voting shares with an acquisition date fair value of $34,219, plus additional deferred acquisition payments with an estimated present value at acquisition date of $15,618. The amount of additional payments will be calculated based on the financial results of the acquired business for 2015 and 2016 as well as for the value of the Company's shares from July 1, 2016 up to and including the close of business on November 2, 2016. At September 30, 2016, the value of the closing payment consideration was $21,371 and the estimated present value of the additional deferred acquisition payments was $27,282. The additional deferred acquisition payments are payable in 2017 at the Company's option through the payment of cash or the issuance of additional Class A subordinate voting shares. In the event the Company elects to settle the additional deferred payments through the issuance of Class A subordinate voting shares, such settlement amount will be subject to adjustment based on the value of the Company's shares determined at the close of business on the final trading day of the seller's applicable 90 day trading window.
An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $36,698, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $24,778, representing the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 10.8 years and will be amortized in a manner represented by the pattern in which the economic benefits of the customer contracts/relationships are realized. In addition, the Company has recorded $2,275 as the present value of redeemable noncontrolling interests and $5,514 as the present value of noncontrolling interests both relating to the noncontrolling interest of F&B's subsidiaries. None of the intangibles and goodwill are tax deductible and the Company recorded a deferred tax liability of $8,074 related to the intangibles. F&B's results are included in the Reportable segment.
The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.
Included in the Company's consolidated statement of operations for the three and nine months ended September 30, 2016 was revenue of $15,527 and net loss of $12,305 related to the 2016 acquisition. The net loss was attributable to an increase in the deferred acquisition payment liability driven by the decrease in the estimated future market performance of the Company's stock price and the amortization of the intangibles identified in the allocation of the purchase price consideration.

The following unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2016 and 2015 assume that the acquisition of F&B occurred on January 1, 2015. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the acquisition of F&B taken place on January 1, 2015, or are they necessarily indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$349,254	$341,268	$1,036,055	$1,017,492
Net loss attributable to MDC Partners Inc.	$(21,295)	$(7,626)	$(43,874)	$(9,032)
Loss per common share:
Basic - net loss attributable to MDC Partners Inc.	$(0.41)	$(0.15)	$(0.84)	$(0.17)
Diluted - net income loss attributable to MDC Partners Inc.	$(0.41)	$(0.15)	$(0.84)	$(0.17)

Effective April 1, 2016, the Company acquired the remaining 40% ownership interests of Luntz Global Partners LLC. In 2016, the Company also entered into various non-material transactions in connection with other majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $1,089, eliminated the contingent deferred acquisition payments of $4,052 and fixed deferred acquisition payments of $542 related to certain initial acquisition of the equity interests, reduced other assets by $428, reduced accruals and other liabilities by $44, reduced redeemable noncontrolling interest by $182 noncontrolling interests by $19,194, and increased additional paid-in capital by $22,498. Additional deferred payments with an estimated present value at acquisition date of $2,393 that are contingent upon service conditions have been excluded from deferred acquisition consideration and will be expensed as stock-based compensation over the required service period.
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

Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30, 2016 and 2015 were as follows:
Net Loss Attributable to MDC Partners Inc. and Transfers (to) from the Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to MDC Partners Inc.	$(33,530)	$(8,604)	$(55,650)	$(11,135)
Transfers to (from) the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(520)	(7,247)	22,498	(40,446)
Net transfers to (from) noncontrolling interests	$(520)	$(7,247)	$22,498	$(40,446)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(34,050)	$(15,851)	$(33,152)	$(51,581)
5. Accruals and Other Liabilities
At September 30, 2016 and December 31, 2015, accruals and other liabilities included accrued media of $144,864 and $187,540, respectively; and included amounts due to noncontrolling interest holders, for their share of profits, which will be distributed within the next twelve months of $3,255 and $5,473, respectively.
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2015 and nine months ended September 30, 2016 were as follows:

Noncontrolling Interests
Balance, December 31, 2014	$6,014
Income attributable to noncontrolling interests	9,054
Distributions made	(9,503)
Other (1)	(92)
Balance, December 31, 2015	$5,473
Income attributable to noncontrolling interests	3,172
Distributions made	(6,549)
Other (1)	1,159
Balance, September 30, 2016	$3,255

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.

6. Discontinued Operations
Effective May 31, 2015, the Company completed the sale of Accent Marketing Services, L.L.C. for an aggregate selling price of $17,102, net of transaction expenses.
There were no discontinued operations for the three and nine months ended September 30, 2016. Included in discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 were the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenue	$—	$27,025
Operating income (loss)	—	(322)
Other expense	—	(752)
Gain (loss) on disposal	(1,316)	(5,207)
Net income (loss) from discontinued operations attributable to MDC Partners Inc., net of taxes	$(1,316)	$(6,281)
At September 30, 2016 and December 31, 2015, the Company had no assets classified as held for sale.
7. Debt
The Company’s indebtedness was comprised as follows:

	September 30, 2016	December 31, 2015
Revolving credit agreement	$70,497	$—
6.50% Senior Notes due 2024	900,000	—
6.75% Senior Notes due 2020	—	735,000
Original issue premium	—	5,838
Debt issuance costs	(19,343)	(12,625)
	951,154	728,213
Obligations under capital leases	293	670
	951,447	728,883

Less current portion:	260	470
	$951,187	$728,413
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At September 30, 2016, there were $70,497 borrowings under the Credit Agreement.
At September 30, 2016, the Company had issued $4,597 of undrawn outstanding letters of credit.
At September 30, 2016 and December 31, 2015, accounts payable included $56,026 and $73,558 of outstanding checks, respectively.
8. Goodwill
As of September 30, 2016 the goodwill by segment was as follows:

Goodwill	Reportable Segment	All Other	Total
Balance, December 31, 2014	$660,792	$190,580	$851,372
Acquired goodwill	6,254	37,401	43,655
Acquisition purchase price adjustments	(1,744)	(684)	(2,428)
Foreign currency translation	(10,263)	(12,035)	(22,298)
Balance, December 31, 2015	$655,039	$215,262	$870,301
Acquired goodwill	24,778	—	24,778
Disposition	—	(764)	(764)
Impairment loss recognized	—	(29,631)	(29,631)
Foreign currency translation	351	3,448	3,799
Balance, September 30, 2016	$680,168	$188,315	$868,483
The results of the annual test on October 1, 2015, indicated fair value in excess of carrying amounts for each of the Company’s reporting units. The Company noted no significant events or conditions during the first and second quarter of 2016 that would have affected the conclusions from the annual assessment. During the third quarter of 2016, the Company changed its operating segments, as a result of the management structure change as discussed in Note 11, which resulted in a corresponding change to the Company’s reporting units. This coupled with a decline in operating performance of one of the Company’s experiential reporting units required the Company to perform interim goodwill impairment testing on this reporting unit. Additionally, another triggering event occurred relating to another non-material reporting unit.
These two reporting units failed the first and second step of the goodwill impairment testing resulting in a goodwill impairment of $29,631. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company utilized both a market approach and income approach to estimate each reporting unit’s fair value. For the market approach the Company utilized both the guideline public company method and the precedent transaction method. The Company conducted a discounted cash flow analysis (income approach) to evaluate the fair value of the reporting unit to provide additional indication of fair value. The Company weighted the market and income approaches to arrive at an estimated fair value. The carrying value of these reporting units exceeded the estimated fair value, and therefore the Company conducted the second test of the goodwill impairment test. As a result of the second step there was a partial impairment of goodwill of $27,893 relating to the experiential reporting unit and $1,738 relating to a non-material reporting unit.
During the third quarter of 2016, the Company wrote off goodwill of $764 related to the sale of its ownership interests in Bryan Mills to the noncontrolling shareholders. This write off is included in other income (expense).

9. Fair Value Measurements
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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Level 1		Level 1
	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$832,500	$—	$—
6.75% Senior Notes due 2020	—	—	740,838	765,319
Long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
The following table presents changes in deferred acquisition consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2016	2015
Beginning Balance of contingent payments	$306,734	$172,227
Payments (1)	(100,667)	(77,301)
Additions (2)	16,132	174,530
Redemption value adjustments (3)	21,131	41,636
Other (4)	(6,412)	—
Foreign translation adjustment	1,389	(4,358)
Ending Balance of contingent payments	$238,307	$306,734

(1)
For the nine months ended September 30, 2016, payments include $10,458 of deferred acquisition consideration settled through the issuance of 691,559 MDC Class A subordinate voting shares in lieu of cash.

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

In addition to the above amounts, there are fixed payments of $4,790 and $40,370 for total deferred acquisition consideration of $243,097 and $347,104, which reconciles to the consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.
The Company includes the payments of all deferred acquisition consideration in financing activities in the Company’s consolidated statement of cash flows as the Company believes these payments to be seller-related financing activities, which is the predominant source of cash flows. The FASB recently issued new guidance regarding the classification of cash flows for contingent consideration that is effective January 1, 2018. See Note 13 for further information.
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
At September 30, 2016 and December 31, 2015, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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
10. Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other income (expense)	$26	$4	$(220)	$482
Loss on sale of a business (1)	(800)	—	(800)	—
Gain on sale of investments (2)	682	—	682	—
Foreign currency transaction gain (loss)	(5,916)	(15,627)	9,868	(29,797)
	$(6,008)	$(15,623)	$9,530	$(29,315)

(1)	Effective September 30, 2016, the Company sold all of its ownership interests in Bryan Mills to the noncontrolling shareholders and recognized a loss of $800.

(2)	During the third quarter of 2016, the Company sold one investment accounted for under the equity method and one investment accounted for under the cost method and recognized a gain of $682.
11. Segment Information
The Company determines an operating segment if a component (1) engages in business activities from which it earns revenues and incurs expenses, (2) has discrete financial information and that is (3) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. During June of 2016, the Company entered into a Separation and Release Agreement with its former Chief Operating Officer in connection with a limited restructuring of the Company’s corporate department. This change to the Company’s management structure was designed to provide the CODM greater visibility into the operating performance of individual Partner Firms and has resulted in a corresponding change in the level at which the CODM reviews of the operating results of such Partner Firms. As a result, in the third quarter of 2016, the Company reassessed its determination of operating segments and concluded that each Partner Firm represents an operating segment. The Company assessed the average long-term gross margins expected for each Partner Firm together with the qualitative characteristics set forth in ASC 280-10-50 and aggregated the Partner Firms that meet the aggregation criteria into one Reportable segment and combined and disclosed those Partner Firms that do not meet the aggregation criteria as an “all other” segment. The Company also reports the Corporate Group.

•
The Reportable segment is comprised of the Company's integrated advertising and media specialist agencies as well as public relations firms. These firms provide a comprehensive array of marketing and communications services for clients both domestically and globally. Firms within this segment include Allison + Partners, Anomaly, CPB, Doner, F&B, Hunter PR, KBS, MDC Media Partners, and 72andSunny, among others. These firms share similar characteristics related to the nature of their services as well as the type of clients and the methods used to provide their services. In addition, the class of customer is also common among the Partner Firms in this Reportable segment. This results in the firms having similar economics of their business.

•
All Other segment comprises the Company's specialist marketing offerings such as direct marketing, sales promotion, market research, strategic communications, database and customer relationship management, data analytics and insights, corporate identity, design and branding, and product and service innovation. Firms within this segment include Gale Partners, Kingsdale, Relevent, Team, Redscout and Y Media Labs.

•
The Corporate Group consists of corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Reportable segments. These office and general expenses include (1) salaries and related expenses for corporate office employees including employees dedicated to supporting the Partner Firms, (2) occupancy expense relating to properties occupied by all corporate office employees, (3) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (4) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the Reportable segment.

Prior year results have been recast to reflect the new segment reporting.

Three Months Ended September 30, 2016
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$289,988	$59,266	$—	$349,254

Cost of services sold	193,677	41,982	—	235,659

Office and general expenses	65,407	11,204	6,692	83,303

Depreciation and amortization	10,070	983	359	11,412

Goodwill impairment	—	29,631	—	29,631

Operating profit (loss)	20,834	(24,534)	(7,051)	(10,751)

Other Income (Expense):
Other expense, net				(6,008)
Interest expense and finance charges, net				(16,322)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(33,081)
Income tax benefit				(540)

Loss from continuing operations before equity in earnings of non-consolidated affiliates				(32,541)
Equity in earnings of non-consolidated affiliates				70

Net loss				(32,471)

Net income attributable to the noncontrolling interests	(962)	(97)	—	(1,059)
Net loss attributable to MDC Partners Inc.				$(33,530)

Stock-based compensation	$3,337	$1,286	$605	$5,228

Supplemental Segment Information:

Capital expenditures	$5,938	$337	$—	$6,275

Three Months Ended September 30, 2015
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$271,882	$56,533	$—	$328,415

Cost of services sold	173,944	38,981	—	212,925

Office and general expenses	50,425	8,897	19,464	78,786

Depreciation and amortization	8,095	4,654	337	13,086

Operating profit (loss)	39,418	4,001	(19,801)	23,618

Other Income (Expense):
Other expense, net				(15,623)
Interest expense and finance charges, net				(14,524)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(6,529)
Income tax benefit				(1,191)

Loss from continuing operations before equity in earnings of non-consolidated affiliates				(5,338)
Equity in earnings of non-consolidated affiliates				172

Loss from continuing operations				(5,166)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,316)

Net loss				(6,482)

Net income attributable to the noncontrolling interests	(1,366)	(756)	—	(2,122)
Net loss attributable to MDC Partners Inc.				$(8,604)

Stock-based compensation	$1,857	$803	$606	$3,266

Supplemental Segment Information:

Capital expenditures	$7,650	$501	$10	$8,161

Nine Months Ended September 30, 2016
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$822,762	$172,581	$—	$995,343

Cost of services sold	558,854	117,086	—	675,940

Office and general expenses	171,310	30,814	31,716	233,840

Depreciation and amortization	24,462	8,340	1,266	34,068

Goodwill impairment	—	29,631	—	29,631

Operating profit (loss)	68,136	(13,290)	(32,982)	21,864

Other Income (Expense):
Other income, net				9,530
Interest expense and finance charges, net				(48,690)
Loss on redemption of notes				(33,298)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(50,594)
Income tax expense				1,893

Loss from continuing operations before equity in earnings of non-consolidated affiliates				(52,487)
Equity in earnings of non-consolidated affiliates				9

Net loss				(52,478)

Net income attributable to the noncontrolling interests	(2,604)	(568)	—	(3,172)
Net loss attributable to MDC Partners Inc.				$(55,650)

Stock-based compensation	$11,067	$2,317	$2,059	$15,443

Supplemental Segment Information:

Capital expenditures	$17,440	$2,251	$32	$19,723

Goodwill and intangibles	$751,511	$209,947	$—	$961,458

Total Assets	$1,214,533	$292,081	$135,698	$1,642,312

Nine Months Ended September 30, 2015
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$804,399	$162,844	$—	$967,243

Cost of services sold	535,278	113,108	—	648,386

Office and general expenses	137,403	19,493	49,273	206,169

Depreciation and amortization	24,486	13,671	1,236	39,393

Operating profit (loss)	107,232	16,572	(50,509)	73,295

Other Income (Expense):
Other expense, net				(29,315)
Interest expense and finance charges, net				(42,684)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				1,296
Income tax benefit				(566)

Income from continuing operations before equity in earnings of non-consolidated affiliates				1,862
Equity in earnings of non-consolidated affiliates				627

Income from continuing operations				2,489

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,281)

Net loss				(3,792)

Net income attributable to the noncontrolling interests	(6,010)	(1,333)	—	(7,343)
Net loss attributable to MDC Partners Inc.				$(11,135)

Stock-based compensation	$7,763	$3,260	$2,002	$13,025

Supplemental Segment Information:

Capital expenditures	$16,084	$1,308	$273	$17,665

Goodwill and intangibles	$695,839	$248,863	$—	$944,702

Total Assets	$1,155,558	$324,242	$124,146	$1,603,946

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2016	$274,506	$30,233	$44,515	$349,254
2015	$270,512	$29,559	$28,344	$328,415
Nine Months Ended September 30,
2016	$799,696	$92,253	$103,394	$995,343
2015	$793,904	$94,817	$78,522	$967,243
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
Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2016, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $13,324 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $126 by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $43,790 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $3,060 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at September 30, 2016 was $60,174 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the nine months ended September 30, 2016 and 2015, these operations did not incur any costs related to damages resulting from hurricanes.
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
SEC Investigation Update
The Special Committee of the Board of Directors (the “Special Committee”) and management have continued to fully cooperate with the SEC in connection with its ongoing investigation of the Company. Mr. Nadal resigned from his position as CEO and as a Director of the Company’s Board of Directors, effective July 20, 2015, and agreed to repay to the Company specified expenses paid by the Company on his behalf and prior cash bonus awards.
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
The SEC investigation remains ongoing. For the three and nine months ended September 30, 2016, the Company has received insurance proceeds, net of professional expenses incurred of $2,463 and $725, respectively, relating to the ongoing SEC investigation. For the three and nine months ended September 30, 2015, the Company incurred $2,722 and $12,366, respectively, of professional expenses.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors.  The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company filed a motion to dismiss the amended complaint on February 9, 2016, the lead plaintiffs filed an opposition to that motion on April 8, 2016, and the Company filed a reply brief on May 9, 2016.  By order granted on September 30, 2016, the U.S. District Court presiding over the case granted the Company’s motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On November 2, 2016, the lead plaintiffs filed a notice to appeal the U.S. District Court's ruling to the U.S. Court of Appeals for the Second Circuit.
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
Commitments.  At September 30, 2016, the Company had issued $4,597 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $891.
13. New Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is intended to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. This guidance is effective January 1, 2018 and requires a retrospective transition method. Early adoption is permitted. The Company currently classifies all cash outflows for contingent consideration as a financing activity. Upon adoption the Company is required to classify only the original estimated liability as a financing activity and any changes as an operating activity.

In March 2016, the FASB issued ASU 2016-09, which amended guidance on the accounting for employee share-based payments that requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the ASU requires that the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the Consolidated Statement of Cash Flows. This is consistent with the Company’s current classification. This amended guidance will be effective beginning January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its results of operations and related cash flows.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes, which amends Topic 740 and requires all deferred income tax assets and liabilities to be presented as non-current on the balance sheet. This amended guidance is effective beginning January 1, 2017, and may be applied retrospectively or prospectively, with early adoption permitted. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“U.S. GAAP”). In addition, the Company has included certain non-U.S. GAAP financial measures and ratios, which it believes provide useful supplemental information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by U.S. GAAP and should not be construed as an alternative to other titled measures determined in accordance with U.S. GAAP.
Two such non-U.S. GAAP measures are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of the following calculation: (i) the change in revenue during the relevant time period, less (ii) for each business acquired in the current year, the incremental impact on revenue for the comparable period prior to the Company’s ownership of such acquired business, less revenue from each business acquired by the Company in the previous year through the twelve month anniversary of the Company’s ownership, plus (iii) for each business disposed of in the current year, the incremental impact on revenue for the comparable period after the Company’s disposition of such disposed business, plus revenue from each business disposed of by the Company in the previous year through the twelve month anniversary of the Company’s disposition, less (iv) foreign exchange impacts. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefits of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
Accordingly, during the first twelve months of ownership by the Company, the measure may credit the Company with growth from an acquired business that is dependent on work performed prior to the acquisition date, and may include the impact of prior work in progress, existing contracts and backlog of the acquired businesses. It is the presumption of the Company that positive developments that may have taken place at an acquired business during the period preceding the acquisition will continue to result in value creation in the post-acquisition period.
While the Company believes that the methodology used in the calculation of organic revenue change is entirely consistent with our closest U.S. competitors, the calculations may not be comparable to similarly titled measures presented by other publicly traded companies in other industries. Additional information regarding the Company’s acquisition activity as it relates to potential revenue growth is provided in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Certain Factors Affecting our Business.
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2016 and 2015 and the financial condition of the Company as of September 30, 2016. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2015 as reported on Form 10-K. All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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
As discussed in Note 11 to the unaudited consolidated financial statements, MDC conducts its businesses through its Partner Firm network, the Advertising and Communications Group, and reports as one Reportable segment along with an All Other segment. In addition, MDC has a “Corporate Group” which provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. Through the Strategic Resources Group, the Company provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, integration is typically implemented promptly, and new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company engaged in a number of acquisition and disposition transactions during the 2009 to 2016 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 6 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

Results of Operations:
Three Months Ended September 30, 2016
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$289,988	$59,266	$—	$349,254

Cost of services sold	193,677	41,982	—	235,659

Office and general expenses	65,407	11,204	6,692	83,303

Depreciation and amortization	10,070	983	359	11,412

Goodwill impairment	—	29,631	—	29,631

Operating profit (loss)	20,834	(24,534)	(7,051)	(10,751)

Other Income (Expense):
Other income, net				(6,008)
Interest expense and finance charges, net				(16,322)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(33,081)
Income tax benefit				(540)

Loss from continuing operations before equity in earnings of non-consolidated affiliates				(32,541)
Equity in earnings of non-consolidated affiliates				70

Net loss				(32,471)

Net income attributable to the noncontrolling interests	(962)	(97)	—	(1,059)
Net loss attributable to MDC Partners Inc.				$(33,530)

Stock-based compensation	$3,337	$1,286	$605	$5,228

Three Months Ended September 30, 2015
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$271,882	$56,533	$—	$328,415

Cost of services sold	173,944	38,981	—	212,925

Office and general expenses	50,425	8,897	19,464	78,786

Depreciation and amortization	8,095	4,654	337	13,086

Operating profit (loss)	39,418	4,001	(19,801)	23,618

Other Income (Expense):
Other expense, net				(15,623)
Interest expense and finance charges, net				(14,524)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(6,529)
Income tax benefit				(1,191)

Loss from continuing operations before equity in earnings of non-consolidated affiliates				(5,338)
Equity in earnings of non-consolidated affiliates				172

Loss from continuing operations				(5,166)

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(1,316)

Net loss				(6,482)

Net income attributable to the noncontrolling interests	(1,366)	(756)	—	(2,122)
Net loss attributable to MDC Partners Inc.				$(8,604)

Stock-based compensation	$1,857	$803	$606	$3,266

Nine Months Ended September 30, 2016
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$822,762	$172,581	$—	$995,343

Cost of services sold	558,854	117,086	—	675,940

Office and general expenses	171,310	30,814	31,716	233,840

Depreciation and amortization	24,462	8,340	1,266	34,068

Goodwill impairment	—	29,631	—	29,631

Operating profit (loss)	68,136	(13,290)	(32,982)	21,864

Other Income (Expense):
Other income, net				9,530
Interest expense and finance charges, net				(48,690)
Loss on redemption of notes				(33,298)

Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(50,594)
Income tax expense				1,893

Loss from continuing operations before equity in earnings of non-consolidated affiliates				(52,487)
Equity in earnings of non-consolidated affiliates				9

Net loss				(52,478)

Net income attributable to the noncontrolling interests	(2,604)	(568)	—	(3,172)
Net loss attributable to MDC Partners Inc.				$(55,650)

Stock-based compensation	$11,067	$2,317	$2,059	$15,443

Nine Months Ended September 30, 2015
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$804,399	$162,844	$—	$967,243

Cost of services sold	535,278	113,108	—	648,386

Office and general expenses	137,403	19,493	49,273	206,169

Depreciation and amortization	24,486	13,671	1,236	39,393

Operating profit (loss)	107,232	16,572	(50,509)	73,295

Other Income (Expense):
Other expense, net				(29,315)
Interest expense and finance charges, net				(42,684)

Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				1,296
Income tax benefit				(566)

Income from continuing operations before equity in earnings of non-consolidated affiliates				1,862
Equity in earnings of non-consolidated affiliates				627

Income from continuing operations				2,489

Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,281)

Net loss				(3,792)

Net income attributable to the noncontrolling interests	(6,010)	(1,333)	—	(7,343)
Net loss attributable to MDC Partners Inc.				$(11,135)

Stock-based compensation	$7,763	$3,260	$2,002	$13,025

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015
Revenue was $349.3 million for the three months ended September 30, 2016, representing an increase of $20.9 million, or 6.3%, compared to revenue of $328.4 million for the three months ended September 30, 2015. This increase related primarily to acquisition growth of $14.1 million and organic revenue growth of $8.8 million. These increases were offset by a decrease in foreign exchange of $2.0 million. The foreign exchange decrease was primarily due to a stronger U.S. dollar versus the British Pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Operating loss for the three months ended September 30, 2016 was $10.8 million, compared to operating profit of $23.6 million for the three months ended September 30, 2015. Operating profit decreased by $18.6 million in the Reportable segment and $28.5 million in the All Other segment. Operating profit benefited as Corporate operating expenses decreased by $12.8 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Loss from continuing operations was $32.5 million for the three months ended September 30, 2016, compared to a loss of $5.2 million for three months ended September 30, 2015. This increase in loss of $27.3 million was primarily attributable to a decrease in operating profit of $34.4 million, decrease in other income (expense), net of $21.6 million, increase in interest expense and finance charges of $1.8 million, partially offset by an increase in income tax benefit of $0.7 million.
Advertising and Communications Group
The components of the change in revenues by geography for the three months ended September 30, 2016 are as follows:

		2016 Activity				Change
Advertising and Communications Group	2015 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2016 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$270.5	$—	$1.2	$2.8	$274.5	—%	0.4%	1.0%	1.5%
Canada	29.6	0.1	—	0.6	30.2	0.3%	—%	2.0%	2.3%
Other	28.3	(2.1)	12.9	5.4	44.5	(7.4)%	45.3%	19.1%	57.0%
Total	$328.4	$(2.0)	$14.1	$8.8	$349.3	(0.6)%	4.3%	2.7%	6.3%
The below is a reconciliation by segment between the Acquisitions (Dispositions), net to revenue from acquired businesses included in the Statement of Operations for the three months ended September 30, 2016:

	Reportable Segment	All Other	Total
	(Dollars in Millions)
Acquisition (Disposition), net	$14.1	$—	$14.1
Revenue Growth (Decline), net	3.1	—	3.1
Foreign Exchange	(0.1)	—	(0.1)
Revenue from Acquisitions (1)	$17.1	$—	$17.1

(1)	For the three months ended September 30, 2016, revenue from acquisitions was comprised of $1.6 million from 2015 acquisitions and $15.5 million from 2016 acquisitions.
The geographic mix in revenues for the three months ended September 30, 2016 and 2015 are as follows:

	2016	2015
United States	79%	82%
Canada	9%	9%
Other	12%	9%

Revenue was $349.3 million for the three months ended September 30, 2016, representing an increase of $20.9 million, or 6.3%, compared to revenue of $328.4 million for the three months ended September 30, 2015. This increase related primarily to acquisition growth of $14.1 million and organic revenue growth of $8.8 million. These increases were partially offset by a decrease in foreign exchange of $2.0 million. The foreign exchange decrease was primarily due to a stronger U.S. dollar versus the British Pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Our organic revenue performance was attributable to contribution from new client wins that was partially offset by client losses and reduction in spending by some clients. There was mixed performance by client sector, with strength in communications, food & beverage, consumer products, and auto, partially offset by declines in financial services, technology, and retail. There was also mixed performance by disciplines with strength primarily in media and technology & data science, partially offset by declines in our integrated advertising agencies and design firms.
Revenue increased across all three of our main geographic regions. Growth was led by our Other region due to new global and international wins, as well as contribution from Forsman & Bodenfors AB. Additional revenue growth came from modest performance in North America.
The adverse currency impact was primarily due to the weakening of the British Pound against the U.S. dollar during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
The change in expenses as a percentage of revenue in the overall Partner Firm network, the Advertising and Communications Group, for the three months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$349.3		$328.4		$20.8	6.3%
Operating Expenses
Cost of services sold	235.7	67.5%	212.9	64.8%	22.7	10.7%
Office and general expenses	76.6	21.9%	59.3	18.1%	17.3	29.1%
Depreciation and amortization	11.1	3.2%	12.7	3.9%	(1.7)	(13.3)%
Goodwill impairment	29.6	8.5%	—	—%	29.6	NA
	$353.0	101.1%	$285.0	86.8%	$68.0	23.8%
Operating profit (loss)	$(3.7)	(1.1)%	$43.4	13.2%	$(47.1)	(108.5)%
The change in the categories of expenses as a percentage of revenue in the overall Partner Firm network, the Advertising and Communications Group, for the three months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$53.4	15.3%	$46.8	14.3%	$6.5	13.9%
Staff costs (2)	198.0	56.7%	178.7	54.4%	19.3	10.8%
Administrative	45.1	12.9%	39.1	11.9%	6.0	15.4%
Deferred acquisition consideration	11.2	3.2%	4.9	1.5%	6.2	126.3%
Stock-based compensation	4.6	1.3%	2.7	0.8%	2.0	73.9%
Depreciation and amortization	11.1	3.2%	12.7	3.9%	(1.7)	(13.3)%
Goodwill impairment	29.6	8.5%	—	—%	29.6	NA
Total operating expenses	$353.0	101.1%	$285.0	86.8%	$68.0	23.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit (loss) for the Advertising and Communications Group for the three months ended September 30, 2016 was a loss of $3.7 million, compared to profit of $43.4 million for the three months ended September 30, 2015. Operating margins declined from 13.2% in 2015 to a loss of 1.1% in 2016. The decrease in operating profit and margin was largely due to the $29.6 goodwill impairment charge and increases in staff costs as a percentage of revenue and deferred acquisition consideration adjustments.
Direct costs increased $6.5 million and as a percentage of revenue from 14.3% for three months ended September 30, 2015 to 15.3% for three months ended September 30, 2016. This increase was due to an increase in pass-through costs incurred on clients’ behalf, from some of our Partner Firms acting as Principal verses Agent.
Staff costs increased by $19.3 million, or 10.8%, and as a percentage of revenue increased from 54.4% for the three months ended September 30, 2015 to 56.7% for the three months ended September 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue, was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower staffing decreases at other Partner Firms.
Administrative costs increased year-over-year and as a percentage of revenue primarily due to higher occupancy expenses. These increases were incurred to support the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was expense of $11.2 million for the three months ended September 30, 2016 compared to expense of $4.9 million for three months ended September 30, 2015. The increase was primarily due to the increased estimated liability driven by the decrease in the company's estimated future stock price, pertaining to an equity funded acquisition.
Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense decreased by $1.7 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment of $29.6 million was pertaining to an experiential reporting unit and a non-material reporting unit. (For more information see Note 8 of our consolidated financial statements).
Reportable Segment
Revenue was $290.0 million for the three months ended September 30, 2016, representing an increase of $18.1 million or 6.7%, compared to revenue of $271.9 million for the three months ended September 30, 2015. This increase related primarily to acquisition growth of $14.1 million or 5.2% and organic revenue growth of $5.7 million or 2.1%. These increases were partially offset by a decrease in foreign exchange of $1.6 million or 0.6%.
The change in expenses as a percentage of revenue in the Reportable segment for the three months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$290.0		$271.9		$18.1	6.7%
Operating Expenses
Cost of services sold	193.7	66.8%	173.9	64.0%	19.7	11.3%
Office and general expenses	65.4	22.6%	50.4	18.5%	15.0	29.7%
Depreciation and amortization	10.1	3.5%	8.1	3.0%	2.0	24.4%
	$269.2	92.8%	$232.5	85.5%	$36.7	15.8%
Operating profit	$20.8	7.2%	$39.4	14.5%	$(18.6)	(47.1)%

The change in the categories of expenses as a percentage of revenue in the Reportable segment for the three months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$35.0	12.1%	$30.6	11.3%	$4.4	14.3%
Staff costs (2)	171.4	59.1%	154.4	56.8%	17.0	11.0%
Administrative	39.5	13.6%	33.9	12.5%	5.6	16.6%
Deferred acquisition consideration	9.9	3.4%	3.7	1.3%	6.2	170.2%
Stock-based compensation	3.3	1.2%	1.9	0.7%	1.5	79.8%
Depreciation and amortization	10.1	3.5%	8.1	3.0%	2.0	24.4%
Total operating expenses	$269.2	92.8%	$232.5	85.5%	$36.7	15.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Reportable segment for the three months ended September 30, 2016 was $20.8 million, compared to $39.4 million for the three months ended September 30, 2015. Operating margins declined 730 basis points from 14.5% in 2015 to 7.2% in 2016. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue and deferred acquisition consideration adjustments.
Direct costs increased $4.4 million and as a percentage of revenue from 11.3% for three months ended September 30, 2015 to 12.1% for three months ended September 30, 2016. This increase was due to an increase in pass-through costs incurred on clients’ behalf, from some of our Partner Firms acting as principal versus aent.
Staff costs increased by $17.0 million, or 11.0%, and as a percentage of revenue increased from 56.8% for the three months ended September 30, 2015 to 59.1% for the three months ended September 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue, was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower staffing decreases at other Partner Firms.
Administrative costs increased year-over-year and as a percentage of revenue primarily due to higher occupancy expenses. These increases were incurred to support the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was an expense of $9.9 million for the three months ended September 30, 2016 compared to expense of 3.7 million for three months ended September 30, 2015. The increase was primarily due to the increased estimated liability driven by the decrease in the company's estimated future stock price, pertaining to an equity funded acquisition.
Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense increased by $2.0 million primarily due to amortization of leaseholds from office expansions and from amortization from the 2016 acquisition.
All Other
Revenue was $59.3 million for the three months ended September 30, 2016, representing an increase of $2.7 million or 4.8%, compared to revenue of $56.5 million for the three months ended September 30, 2015. This increase related to organic revenue growth of $3.1 million or 5.5%, partially offset by a decrease in foreign exchange of $0.4 million or 0.7%.

The change in expenses as a percentage of revenue in the All Other segment for the three months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$59.3		$56.5		$2.7	4.8%
Operating Expenses
Cost of services sold	42.0	70.8%	39.0	69.0%	3.0	7.7%
Office and general expenses	11.2	18.9%	8.9	15.7%	2.3	25.9%
Depreciation and amortization	1.0	1.7%	4.7	8.2%	(3.7)	(78.9)%
Goodwill impairment	29.6	50.0%	—	—%	29.6	NA
	$83.8	141.4%	$52.5	92.9%	$31.3	59.5%
Operating profit (loss)	$(24.5)	(41.4)%	$4.0	7.1%	$(28.5)	(713.2)%
The change in the categories of expenses as a percentage of revenue in the All Other segment for the three months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$18.4	31.1%	$16.2	28.7%	$2.2	13.3%
Staff costs (2)	26.7	45.0%	24.4	43.2%	2.3	9.4%
Administrative	5.6	9.4%	5.2	9.2%	0.4	7.7%
Deferred acquisition consideration	1.2	2.1%	1.3	2.2%	—	(1.8)%
Stock-based compensation	1.3	2.2%	0.8	1.4%	0.5	60.1%
Depreciation and amortization	1.0	1.7%	4.7	8.2%	(3.7)	(78.9)%
Goodwill impairment	29.6	50.0%	—	—%	29.6	NA
Total operating expenses	$83.8	141.4%	$52.5	92.9%	$31.3	59.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit (loss) for the All Other segment for the three months ended September 30, 2016 was a loss of $24.5 million, compared to profit of $4.0 million for the three months ended September 30, 2015. Operating margins declined from 7.1% in 2015 to a loss of 41.4% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge of $29.6 million.
Direct costs increased $2.2 million and as a percentage of revenue increased from 28.7% for three months ended September 30, 2015 to 31.1% for three months ended September 30, 2016. This increase was due to an increase in pass-through costs incurred on clients’ behalf, from some of our Partner Firms acting as Principal verses Agent.
Staff costs increased by $2.3 million, or 9.4%, and as a percentage of revenue increased from 43.2% for the three months ended September 30, 2015 to 45.0% for the three months ended September 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses. The increase in staff costs as a percentage of revenue was due to increased levels of staffing at certain Partner Firms to support their growing businesses.
Administrative costs remained consistent at approximately 9.0%.
Deferred acquisition consideration also remained consistent at approximately $1 million or approximately 2%.
Stock-based compensation remained consistent at approximately $1 million.
Depreciation and amortization expense decreased by $3.7 million primarily due to lower amortization from intangibles related to prior year acquisitions.

The Company incurred a goodwill impairment charge of $29.6 million primarily relating to an experiential reporting unit.
Corporate Group
The change in operating expenses for three months ended September 30, 2016 and 2015 was as follows:

			Change
Corporate Group	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$6.0	$14.5	$(8.5)	(58.7)%
Administrative	0.1	4.4	(4.3)	(97.5)%
Stock-based compensation	0.6	0.6	—	(0.2)%
Depreciation and amortization	0.4	0.3	—	6.5%
Total operating expenses	$7.1	$19.8	$(12.8)	(64.4)%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations decreased by $12.8 million to $7.1 million in the three months ended September 30, 2016, compared to $19.8 million in the three months ended September 30, 2015.
Staff costs decreased on a quarter-over-quarter basis by $8.5 million, or 58.7%, The decrease was primarily related to 2015 a one-time charge of $5.8 million for the balance of prior cash bonus award amounts that were paid to the former Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. In addition, there was lower executive compensation expense in 2016.
Administrative costs decreased by $4.3 million for the three months ended September 30, 2016. This decrease was primarily related to reductions in the following categories: (1) legal fees primarily related to the class-action litigation and SEC investigations of $2.0 million, (2) professional fees of $0.6 million, (3) advertising and promotional expense of $0.3 million, and (4) various administrative expenses of $0.1 million. In addition, the Company received $3.2 million of insurance proceeds in third quarter of 2016 relating to the class-action litigation and SEC investigation. The sum of these reductions and insurance proceeds was partially offset by the perquisite reimbursement from the former CEO of $1.9 million received in the three months ended September 30, 2015.
Other Income (Expense), Net
Other income, net, decreased by $9.6 million from an expense of $15.6 million for the three months ended September 30, 2015 to $6.0 million for the three months ended September 30, 2016. The decrease was primarily related to an unrealized foreign exchange loss of $5.9 million in 2016 compared to an unrealized foreign exchange loss of $15.6 million in 2015. The foreign exchange losses in both 2016 and 2015 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and were driven by the appreciation of the Canadian dollar against the U.S. dollar in the period. Additionally, in 2016 the Company recognized a loss of $0.8 million related to the sale of Bryan Mills to the noncontrolling shareholders, which was partially offset by a $0.7 million gain on sale of investments. In 2016 and 2015 the Company had de minimis other income.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended September 30, 2016 was $16.3 million, an increase of $1.8 million over the $14.5 million of interest expense and finance charges, net, incurred during the three months ended September 30, 2015. This increase was due to higher average outstanding debt in 2016, partially offset by a lower average borrowing rate.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2016 was $0.5 million compared to a benefit of $1.2 million for the three months ended September 30, 2015. The Company’s effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of profits.
Equity in Earnings of Non-Consolidated Affiliates

Equity in earnings of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the three months ended September 30, 2016, the Company recorded income of $0.1 million, compared to income of $0.2 million for the three months ended September 30, 2015.
Noncontrolling Interests
The effects of noncontrolling interests was $1.1 million for the three months ended September 30, 2016, a decrease of $1.0 million from the $2.1 million during the three months ended September 30, 2015. This decrease related to an increase in ownership in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The income, net of taxes, from discontinued operations was $1.3 million, for the three months ended September 30, 2015. There was no impact for the three months ended September 30, 2016.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for the three months ended September 30, 2016 was $33.5 million, or $0.64 per diluted share, compared to a net loss of $8.6 million, or $0.17 per diluted share reported for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015
Revenue was $995.3 million for the nine months ended September 30, 2016, representing an increase of $28.1 million, or 2.9%, compared to revenue of $967.2 million for the nine months ended September 30, 2015. This increase related to acquisition growth of $19.8 million and an increase in organic revenue of $16.5 million. This revenue increase was partially offset by a decrease in foreign exchange of $8.2 million primarily due to a stronger U.S. dollar versus the Canadian dollar and British Pound during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.
Operating profit for the nine months ended September 30, 2016 was $21.9 million, compared to $73.3 million for the nine months ended September 30, 2015. Operating profit decreased by $39.1 million in the Reportable segment and by $29.9 million in the All Other segment. Operating profit benefited as Corporate operating expenses decreased $17.5 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
Loss from continuing operations was $52.5 million for the nine months ended September 30, 2016, compared to income of $2.5 million for the nine months ended September 30, 2015. This decrease in income of $55.0 million was primarily attributable to a decrease in operating profit of $51.4 million, loss on redemption of notes of $33.3 million, increased interest expense and finance charges of $6.3 million, increase in income tax expense of $2.5 million, partially offset by an increase in other income (expense), net of $38.8 million, and an increased interest income of $0.3 million.
Advertising and Communications Group
The components of the change in revenues by geography for the nine months ended September 30, 2016 are as follows:

		2016 Activity				Change
Advertising and Communications Group	2015 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2016 Revenue	Foreign Exchange	Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$793.9	$—	$6.3	$(0.5)	$799.7	—%	0.8%	(0.1)%	0.7%
Canada	94.8	(4.3)	—	1.7	92.3	(4.5)%	—%	1.8%	(2.7)%
Other	78.5	(3.9)	13.5	15.3	103.4	(4.9)%	17.2%	19.4%	31.7%
Total	$967.2	$(8.2)	$19.8	$16.5	$995.3	(0.8)%	2.0%	1.7%	2.9%
The below is a reconciliation between the Acquisitions (Dispositions), net to revenue from acquired businesses in the statement of operations for the nine months ended September 30, 2016:

	Reportable Segment	All Other	Total
	(Dollars in Millions)
Acquisition (Disposition), net	$15.8	$4	$19.8
Revenue Growth (Decline), net	4	2.8	6.8
Foreign Exchange	(0.1)	—	(0.1)
Revenue from Acquisitions (1)	$19.7	$6.8	$26.5

(1)	For the nine months ended September 30, 2016, revenue from acquisitions was comprised of $10.9 million from 2015 acquisitions and $15.5 million from 2016 acquisitions.
The geographic mix in revenues for the nine months ended September 30, 2016 and 2015 are as follows:

	2016	2015
United States	80%	82%
Canada	9%	10%
Other	11%	8%
Revenue was $995.3 million for the nine months ended September 30, 2016, representing an increase of $28.1 million, or 2.9%, compared to revenue of $967.2 million for the nine months ended September 30, 2015. This increase related to acquisition growth of $19.8 million and an increase in organic revenue of $16.5 million. This revenue increase was partially offset by a decrease in foreign exchange of $8.2 million primarily due to a stronger U.S. dollar versus the Canadian dollar and British Pound during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Our organic revenue growth was attributable to new client wins that was partially offset by client losses and shifts in spending by some clients. There was mixed performance by client sector, with strength in communications, food & beverage and auto, offset by declines led by financial services, and retail. The performance by disciplines was mixed with strength led by public relations, strategic communications, and technology & data science, partially offset by declines primarily in media. For the nine months ended September 30, 2016, revenue was negatively impacted by decreased billable pass-through costs incurred on client’s behalf from the Company acting as principal in experiential and other businesses.
Our business outside of North America continued to be a driver of growth for the overall company, with organic revenue growth of 19.4%. This growth was driven by new client wins and increased spend from existing clients as we extended our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. For the nine months ended September 30, 2016, 10.4% of our total revenue came from outside North America, up from 8.1% for the nine months ended September 30, 2015. Canada’s revenue grew organically while the United States was flat as new client wins were offset by decreased billable pass-through costs, and shifts in spending by some clients. Additional revenue growth came from acquisitions of firms that helped expand our capabilities in mobile development and digital media buying, as well as expand our global footprint.
The adverse currency impact was primarily due to the weakening of the Canadian dollar and the British Pound against the U.S. dollar during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
The change in expenses as a percentage of revenue in the Advertising and Communications group for the nine months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$995.3		$967.2		$28.1	2.9%
Operating Expenses
Cost of services sold	675.9	67.9%	648.4	67.0%	27.6	4.2%
Office and general expenses	202.1	20.3%	156.9	16.2%	45.2	28.8%
Depreciation and amortization	32.8	3.3%	38.2	3.9%	(5.4)	(14.0)%
Goodwill impairment	29.6	3.0%	—	—%	29.6	NA
	$940.5	94.5%	$843.4	87.2%	$97.1	11.5%
Operating profit	$54.8	5.5%	$123.8	12.8%	$(69.0)	(55.7)%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications group for the nine months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$146.2	14.7%	$144.3	14.9%	$1.9	1.3%
Staff costs (2)	572.0	57.5%	538.1	55.6%	33.9	6.3%
Administrative	129.3	13.0%	117.4	12.1%	11.9	10.1%
Deferred acquisition consideration	17.2	1.7%	(5.6)	(0.6)%	22.7	(408.7)%
Stock-based compensation	13.4	1.3%	11.0	1.1%	2.4	21.4%
Depreciation and amortization	32.8	3.3%	38.2	3.9%	(5.4)	(14.0)%
Goodwill impairment	29.6	3.0%	$—	—%	29.6	NA
Total operating expenses	$940.5	94.5%	$843.4	87.2%	$97.1	11.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Advertising and Communications Group for the nine months ended September 30, 2016 was $54.8 million, compared to $123.8 million for the nine months ended September 30, 2015. Operating margins from 12.8% in 2015 to

5.5% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge of $29.6 million, increases in staff costs as a percentage of revenue, and deferred acquisition consideration adjustments.
Direct costs increased by $1.9 million, or 1.3%, and as a percentage of revenue decreased from 14.9% for the nine months ended September 30, 2015 to 14.7% for the nine months ended September 30, 2016. This decrease was due to a decline in pass-through costs incurred on clients’ behalf, from some of our Partner Firms acting as Principal verses Agent.
Staff costs increased by $33.9 million, or 6.3%, and as a percentage of revenue increased from 55.6% for the nine months ended September 30, 2015 to 57.5% for the nine months ended September 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue, was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower staffing decreases at other Partner Firms.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was an expense of $17.2 million for the nine months ended September 30, 2016, compared to income of $5.6 million for the nine months ended September 30, 2015. The difference in the fair value of the estimated liability was primarily related to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the company's estimated future stock price, pertaining to an equity funded acquisition. These were partially offset by accretion of present value on a higher liability.
Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense decreased by $5.4 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment of $29.6 million was pertaining to an experiential reporting unit and a non-material reporting unit. (For more information see Note 8 of our consolidated financial statements).
Reportable Segment
Revenue was $822.8 million for the nine months ended September 30, 2016, representing an increase of $18.4 million or 2.3%, compared to revenue of $804.4 million for the nine months ended September 30, 2015. This increase related to acquisition growth of $15.8 million or 2.0%, and organic revenue growth of $8.1 million or 1.0%. These increases were partially offset by a decrease in foreign exchange of $5.5 million or 0.7%.
The change in expenses as a percentage of revenue in the Reportable segment for the nine months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$822.8		$804.4		$18.4	2.3%
Operating Expenses
Cost of services sold	558.9	67.9%	535.3	66.5%	23.6	4.4%
Office and general expenses	171.3	20.8%	137.4	17.1%	33.9	24.7%
Depreciation and amortization	24.5	3.0%	24.5	3.0%	—	(0.1)%
	$754.6	91.7%	$697.2	86.7%	$57.5	8.2%
Operating profit	$68.1	8.3%	$107.2	13.3%	$(39.1)	(36.5)%
The change in the categories of expenses as a percentage of revenue in the Reportable segment for the nine months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$98.9	12.0%	$98.3	12.2%	$0.6	0.7%
Staff costs (2)	492.4	59.8%	466.6	58.0%	25.8	5.5%
Administrative	112.3	13.7%	102.4	12.7%	10.0	9.7%
Deferred acquisition consideration	15.5	1.9%	(2.3)	(0.3)%	17.7	(775.1)%
Stock-based compensation	11.1	1.3%	7.8	1.0%	3.3	42.6%
Depreciation and amortization	24.5	3.0%	24.5	3.0%	—	(0.1)%
Total operating expenses	$754.6	91.7%	$697.2	86.7%	$57.5	8.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Reportable segment for the nine months ended September 30, 2016 was $68.1 million, compared to $107.2 million for the nine months ended September 30, 2015. Operating margins from 13.3% in 2015 to 8.3% in 2016. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue and deferred acquisition consideration adjustments.
Direct costs remained consistent as a percentage of revenue at approximately 12%.
Staff costs increased by $25.8 million, or 5.5%, and as a percentage of revenue increased from 58.0% for the nine months ended September 30, 2015 to 59.8% for the nine months ended September 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower staffing decreases at other Partner Firms.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was an expense of $15.5 million for the nine months ended September 30, 2016, compared to income of $2.3 million for the nine months ended September 30, 2015. The difference in the fair value of the estimated liability was primarily related to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the company's estimated future stock price, pertaining to an equity funded acquisition. These were partially offset by accretion of present value on a higher liability.
Stock-based compensation remained consistent as a percentage of revenue at approximately 1%.
Depreciation and amortization expense also remained consistent as a percentage of revenue at approximately 3%.

All Other
Revenue was $172.6 million for the nine months ended September 30, 2016, representing an increase of $9.7 million or 6.0%, compared to revenue of $162.8 million for the nine months ended September 30, 2015. This increase related to acquisition growth of $3.9 million or 2.4%, and organic revenue growth of $8.4 million or 5.1%. These increases were partially offset by a decrease in foreign exchange of $2.6 million or 1.6%.
The change in expenses as a percentage of revenue in the All Other segment for the nine months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$172.6		$162.8		$9.7	6.0%
Operating Expenses
Cost of services sold	117.1	67.8%	113.1	69.5%	4.0	3.5%
Office and general expenses	30.8	17.9%	19.5	12.0%	11.3	58.1%
Depreciation and amortization	8.3	4.8%	13.7	8.4%	(5.3)	(39.0)%
Goodwill impairment	29.6	17.2%	$—	—%	29.6	NA
	$185.9	107.7%	$146.3	89.8%	$39.6	27.1%
Operating profit (loss)	$(13.3)	(7.7)%	$16.6	10.2%	$(29.9)	(180.2)%
The change in the categories of expenses as a percentage of revenue in the All Other segment for the nine months ended September 30, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$47.3	27.4%	$46.1	28.3%	$1.3	2.7%
Staff costs (2)	79.6	46.1%	71.5	43.9%	8.1	11.3%
Administrative	16.9	9.8%	15.0	9.2%	1.9	12.8%
Deferred acquisition consideration	1.7	1.0%	(3.3)	(2.0)%	5.0	(152.7)%
Stock-based compensation	2.3	1.3%	3.3	2.0%	(0.9)	(28.9)%
Depreciation and amortization	8.3	4.8%	13.7	8.4%	(5.3)	(39.0)%
Goodwill impairment	29.6	17.2%	$—	—%	29.6	NA
Total operating expenses	$185.9	107.7%	$146.3	89.8%	$39.6	27.1%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for All Other segment for the nine months ended September 30, 2016 was a loss of $13.3 million, compared to profit of $16.6 million for the nine months ended September 30, 2015. Operating margins declined from 10.2% in 2015 to a loss of 7.7% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge $29.6 million.
Direct costs increased by $1.3 million, or 2.7%, and as a percentage of revenue decreased from 28.3% for the nine months ended September 30, 2015 to 27.4% for the nine months ended September 30, 2016. This decrease as a percentage of revenue was due to a decline in pass-through costs incurred on clients’ behalf, from some of our Partner Firms acting as Principal verses Agent.
Staff costs increased by $8.1 million, or 11.3%, and as a percentage of revenue increased from 43.9% for the nine months ended September 30, 2015 to 46.1% for the nine months ended September 30, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as contributions from a 2015 acquisition.

The increase in staff costs as a percentage of revenue, was due to increased levels of staffing at certain Partner Firms to support their growing businesses.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support the growth and expansion of certain Partner Firms.
Deferred acquisition consideration was an expense of $1.7 million for the nine months ended September 30, 2016, compared to income of $3.3 million for the nine months ended September 30, 2015. The difference is due to year-over-year performance related adjustments.
Stock-based compensation decreased slightly as a percentage of revenue.
Depreciation and amortization expense decreased by $5.3 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment of $29.6 million was pertaining to an experiential reporting unit and a non-material reporting unit. (For more information see Note 8 of our consolidated financial statements).
Corporate Group
The change in operating expenses for nine months ended September 30, 2016 and 2015 was as follows:

			Change
Corporate Group	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$20.9	$32.4	$(11.5)	(35.6)%
Administrative	8.8	14.9	(6.1)	(40.9)%
Stock-based compensation	2.1	2.0	0.1	2.8%
Depreciation and amortization	1.3	1.2	—	2.4%
Total operating expenses	$33.0	$50.5	$(17.5)	(34.7)%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations decreased by $17.5 million to $33.0 million in nine months ended September 30, 2016, compared to $50.5 million in nine months ended September 30, 2015.
Staff costs decreased on a year-over-year basis by $11.5 million, or 35.6%. The decrease was primarily related to a 2015 one-time charge of $5.8 million for the balance of prior cash bonus award amounts that were paid to the former Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. In addition, there was lower executive compensation expense in 2016.
Administrative costs decreased by $6.1 million primarily due to 2016 reductions in the following categories: (1) legal fees related to the class-action litigation and SEC investigation of $9.0 million, (2) advertising and promotional expenses of $1.2 million, (3) professional fees of $1.0 million, (4) travel and entertainment expenses of $0.3 million and (5) various other administrative costs of $0.8 million. In addition, the Company received $4.3 million of insurance proceeds in the nine months ended September 30, 2016 relating to the class-action litigation and SEC investigation. These reductions in administrative costs and receipt of insurance proceeds were partially offset by the $10.5 million of perquisite reimbursements from the former CEO received in the nine months ended September 30, 2015.
Other Income (Expense), Net
Other income, net, increased by $38.3 million from expense of $29.3 million for the nine months ended September 30, 2015 to income of $9.5 million for the nine months ended September 30, 2016. The increase was primarily related to an unrealized foreign exchange gain of $9.9 million in 2016 compared to an unrealized foreign exchange loss of $29.8 million in 2015. The foreign exchange gains in both 2016 and 2015 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and were driven by the appreciation of the Canadian dollar against the U.S. dollar in the period. Additionally, in 2016 the Company recognized a loss of $0.8 million related to the sale of Bryan Mills to the noncontrolling shareholders, which was partially offset by a $0.7 million gain on sale of investments. In 2016 the Company had other expense of $0.2 million compared to other income of $0.5 million.
Interest Expense and Finance Charges, Net

Interest expense and finance charges, net, for the nine months ended September 30, 2016 was $48.7 million, an increase of $6.0 million over the $42.7 million of interest expense and finance charges, net, incurred during the nine months ended September 30, 2015. This increase was due to higher average outstanding debt in 2016. In addition, the Company incurred a $33.3 million loss on redemption of the 6.75% Notes in March 2016.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2016 was $1.9 million compared to a benefit of $0.6 million for the nine months ended September 30, 2015. The Company’s effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of profits.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the nine months ended September 30, 2016, the Company recorded income of nil compared to income of $0.6 million for the nine months ended September 30, 2015.
Noncontrolling Interests
The effects of noncontrolling interests was $3.2 million for the nine months ended September 30, 2016, a decrease of $4.2 million from the $7.3 million during the nine months ended September 30, 2015. This decrease related to an increase in ownership in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The loss, net of taxes, from discontinued operations was $6.3 million, for the nine months ended September 30, 2015. There was no impact for the nine months ended September 30, 2016.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for the nine months ended September 30, 2016 was $55.7 million or a loss of $1.09 per diluted share, compared to a net loss of $11.1 million, or $0.22 per diluted share reported for the nine months ended September 30, 2015.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2016	As of and for the nine months ended September 30, 2015	As of and for the year ended December 31, 2015
	(000’s)	(000’s)	(000’s)
Cash and cash equivalents	$21,735	$15,758	$61,458
Working capital (deficit)	$(319,153)	$(326,538)	$(403,879)
Cash from (used in) operations	$(58,919)	$(10,489)	$162,805
Cash from (used in) investing	$(14,663)	$(25,622)	$(29,893)
Cash from (used in) financing	$32,663	$(63,673)	$(190,020)
Long-term debt to total equity ratio	(1.86)	(1.82)	(1.50)
Fixed charge coverage ratio	N/A	1.03	N/A
As of September 30, 2016 and 2015 and December 31, 2015, $5.3 million, $5.7 million, and $5.2 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. This amount does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.
Working Capital
At September 30, 2016, the Company had a working capital deficit of $319.2 million compared to a deficit of $403.9 million at December 31, 2015. Working capital deficit decreased by $84.7 million primarily due to the net proceeds from the issuance of the 6.5% Notes offset by the redemption of the 6.75% Notes and payments of deferred acquisition consideration. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At September 30, 2016, the Company had $70.5 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2016, $3.3 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities, including changes in non-cash working capital, for the nine months ended September 30, 2016 was $58.9 million. This was attributable to a loss from continuing operations of $52.5 million, a decrease in accounts payable, accruals, and other liabilities of $94.9 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $47.8 million, an increase in prepaid expenses and other current assets of $16.9 million, and foreign exchange of $12.8 million. This was partially offset by depreciation, amortization of intangibles, and stock compensation of $49.5 million, goodwill impairment of $29.6 million, a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in advanced billings of $25.8 million, adjustments to deferred acquisition consideration of $17.4 million, amortization of deferred finance charges and debt discount of $8.7 million, decrease in expenditures billable to clients of $5.6 million, a net decrease in other non-current assets and liabilities of $1.9 million, deferred income taxes of $0.2 million, and a loss on sale of assets of $0.4 million.
Cash flows used in continuing operations, including changes in non-cash working capital, for the nine months ended September 30, 2015 was $9.1 million. This was attributable to an increase in accounts receivable of $63.1 million, an increase in expenditures billable to clients of $16.6 million, an increase in advanced billings of $7.7 million, adjustments to deferred acquisition considerations of $3.9 million, an increase in prepaid expenses and other current assets of $1.4 million, deferred income taxes of $1.0 million, losses of non-consolidated affiliates of $0.6 million, and a decrease in accounts payable, accruals, and other liabilities of $0.1 million. This was partially offset by income from continuing operations of $2.5 million, depreciation, amortization of intangibles, and stock compensation of $52.4 million, foreign exchange of $24.7 million, a net decrease in other non-current assets and liabilities of $3.9 million, and amortization of deferred finance charges and debt discount of $1.7 million. Discontinued operations used cash of $1.3 million in the nine months ended September 30, 2015.
Investing Activities
Cash flows used in investing activities was $14.7 million for the nine months ended September 30, 2016, compared with cash flows used of $25.6 million in the nine months ended September 30, 2015. In the nine months ended September 30, 2016, the Company used $2.6 million for other investments. The outflows for the nine months ended September 30, 2016 were partially offset by $4.9 million of profit distributions from affiliates, $2.5 million of net cash acquired through acquisitions, and $0.2 million of proceeds from the sale of assets. In the nine months ended September 30, 2015, the Company used $21.1 million, net of cash acquired, for acquisitions and $6.5 million for other investments. The outflows for the nine months ended September 30, 2015 were partially offset by $2.5 million of profit distributions from affiliates.
In the nine months ended September 30, 2016, capital expenditures totaled $19.7 million, of which $17.4 million was incurred by the Reportable segment and $2.3 million was incurred by the All Other segment. In the nine months ended September 30, 2015, capital expenditures totaled $17.7 million of which $16.1 million was incurred by the Reportable segment, $1.3 million was incurred by the All Other segment, and $0.3 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. For the nine months ended September 30, 2015, discontinued operations provided cash of $17.1 million, of which $18.3 million related to proceeds from the sale of the Company’s Accent operations in 2015.
Financing Activities
During the nine months ended September 30, 2016, cash flows provided by financing activities amounted to $32.7 million, and consisted of $900.0 million in proceeds from the issuance of the 6.50% Notes, $70.5 million in net borrowings under the credit agreement and cash overdrafts of $17.5 million. These inflows were partially offset by the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $21.6 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, $129.6 million of acquisition related payments, payment of dividends of $32.6 million, distributions to noncontrolling partners of $6.5 million, the purchase of treasury shares for income tax withholding requirements of $2.8 million, and repayments of long-term debt of $0.4 million.
During the nine months ended September 30, 2015, cash flows used in financing activities amounted to $63.6 million, and consisted of $133.0 million of acquisition related payments, of which $37.4 million related to closing payments for the purchase of additional equity in our majority owned subsidiaries, payment of dividends of $31.7 million, distributions to noncontrolling partners of $9.5 million, the purchase of treasury shares for income tax withholding requirements of $1.8 million, and repayments of long-term debt of $0.4 million. These outflows were partially offset by $85.3 million in net borrowings under the credit agreement and cash overdrafts of $27.2 million.
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
Debt as of September 30, 2016 was $951.4 million, an increase of $222.6 million, compared with $728.9 million outstanding at December 31, 2015.  This increase in debt was primarily a result of the Company’s issuance of the 6.50% Notes offset by the redemption of the 6.75% Notes and borrowings on the Credit Agreement in order to fund working capital. At September 30, 2016, approximately $249.9 million of commitments were undrawn and $170.6 million was available under the Credit Agreement.
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
On November 3, 2016, the Company announced the suspension of its quarterly dividend in order to enhance its liquidity and increase available capital.  This dividend suspension will allow the Company to offset the working capital deficit and retain approximately $11 million per quarter.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2016, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2016
Total Senior Leverage Ratio	0.4
Maximum per covenant	2.0

Total Leverage Ratio	4.8
Maximum per covenant	5.5

Fixed Charges Ratio	2.3
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$201,324
Minimum per covenant	$105,000

These ratios and measures are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. Some of these ratios and measures include, among other things, proforma adjustments for acquisitions, one-time charges, and other items, as defined in the Credit Agreement. They are presented here to demonstrate compliance with the covenants in the Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.
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
The deferred acquisition consideration and redeemable noncontrolling interests are impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance, and (iii) amendments to purchase agreements of previously acquired incremental ownership interests. As it relates to the acquisition of Forsman & Bodenfors AB completed in 2016, the deferred acquisition is impacted by the market performance of the Company's stock price. Redeemable noncontrolling interests are not adjusted below the related initial redemption value. Significant changes in actual results and metrics, such as profit margins and growth rates among others, relative to expectations would result in a higher or lower redemption value adjustment. In addition, the deferred acquisition consideration and redeemable noncontrolling interests could be materially impacted by future acquisition activity, if any, and the particular structure of such acquisitions.
As a result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the deferred acquisition consideration and redeemable noncontrolling interests.
The following table presents the changes in the deferred acquisition consideration by segment for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016			December 31, 2015
	Reportable Segment	All Other	Total	Reportable Segment	All Other	Total
Beginning Balance of contingent payments	$213,211	$93,523	$306,734	$112,635	$59,592	$172,227
Payments (1)	(62,257)	(38,410)	(100,667)	(62,461)	(14,840)	(77,301)
Additions (2)	16,132	—	16,132	142,800	31,730	174,530
Redemption value adjustments (3)	19,411	1,720	21,131	20,493	21,143	41,636
Other (4)	(2,360)	(4,052)	(6,412)	—	—	—
Foreign translation adjustment	(118)	1,507	1,389	(256)	(4,102)	(4,358)
Ending Balance of contingent payments	184,019	54,288	238,307	213,211	93,523	306,734
Fixed payments (5)	3,380	1,410	4,790	32,780	7,590	40,370
	$187,399	$55,698	$243,097	$245,991	$101,113	$347,104

(1)
For the nine months ended September 30, 2016, payments include $10.5 million of deferred acquisition consideration settled through the issuance of 691,559 MDC Class A subordinate voting shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments recorded in connection with the Company's acquisitions and step-up transactions.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment. For the nine months ended September 30, 2016, redemption value adjustments include $2.4 million of expense related to 100,000 MDC Class A subordinate voting shares to be issued.

(4)
Other is comprised of (i) $2,360 transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and (ii) $4,052 of contingent payments eliminated through the acquisition of certain incremental ownership interests.

(5)
The reduction in the fixed payments for the nine months ended September 30, 2016 was attributable to payments of approximately $39.5 million, partially offset by redemption value and foreign translation adjustments.

Deferred acquisition consideration excludes future payments with an estimated fair value of $36.0 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.4 million will be paid in the current year, $11.7 million will be paid in one to three years, $17.0 million will be paid in three to five years, and $6.9 million will be paid after five years.

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
Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2016, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $13.3 million to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $43.8 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $3.1 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof) and, if necessary, through the incurrence of additional debt. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $2.6 million of the estimated $13.3 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $5.4 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2016	2017	2018	2019	2020 & Thereafter	Total
	(Dollars in Millions)
Cash	$2.6	$3.6	$2.3	$1.2	$3.5	$13.2
Shares	—	—	0.1	—	—	0.1
	$2.6	$3.6	$2.4	$1.2	$3.5	$13.3	(1)
Operating income before depreciation and amortization to be received (2)	$1.6	$—	$1.9	$—	$1.9	$5.4
Cumulative operating income before depreciation and amortization (3)	$1.6	$1.6	$3.5	$3.5	$5.4		(5)

(1)
This amount is in addition to (i) $43.8 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests of $3.1 million.

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
Accounting Change. On January 1, 2016, the Company retrospectively adopted the FASB ASU 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at December 31, 2015 and September 30, 2015 was adjusted to reflect the reclassification of $12,625 and $13,254, respectively, from other assets to long-term debt.
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
Acquisitions, Goodwill and Other Intangibles.  The Company reviews goodwill and other indefinite live intangible assets for impairment annually at the beginning of the fourth quarter and whenever events or circumstances indicate that the carrying amount may not be recoverable. For goodwill, impairment is assessed at the reporting unit level. During the third quarter of 2016 the Company changed its operating segments, as a result of a management structure change as discussed in Note 11 to the unaudited financial statements. This resulted in a corresponding change to the Company’s reporting units. Each Partner Firm now represents an operating segment as well as a reporting unit for goodwill impairment testing.
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
Goodwill Impairment. Due to triggering events during the third quarter of 2016 interim goodwill impairment testing was performed which resulted in an impairment of goodwill charge of approximately $29.6 million. In addition, the Company sold all of its ownership interests in Bryan Mills to the noncontrolling shareholders, resulting in a write off of goodwill of $0.8 million. See Note 8 to the unaudited financial statements for further information.
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
New Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is intended to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. This guidance is effective January 1, 2018 and requires a retrospective transition method. Early adoption is permitted. The Company currently classifies all cash outflows for contingent consideration as a financing activity. Upon adoption, the Company is required to classify only the original estimated liability as a financing activity and any changes as an operating activity.
In March 2016, the FASB issued ASU 2016-09, which amended guidance on the accounting for employee share-based payments that requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the ASU requires that the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the Consolidated Statement of Cash Flows. This is consistent with the Company’s current classification. This amended guidance will be effective beginning January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of this guidance on its results of operations and related cash flows.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes, which amends Topic 740 and requires all deferred income tax assets and liabilities to be presented as non-current on the balance sheet. This amended guidance is effective beginning January 1, 2017, and may be applied retrospectively or prospectively, with early adoption permitted. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
Debt Instruments:  At September 30, 2016, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $70.5 million borrowings under the Credit Agreement, as of September 30, 2016, a 1.0% increase or decrease in the weighted average interest rate, which was 3.06% at September 30, 2016, would have an interest impact of $0.7 million.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SEC Investigation Update
MDC Partners remains committed to the highest standards of corporate governance and transparency in its reporting practices. Since October 5, 2014, the Company has been actively cooperating in connection with a subpoena it received from the SEC. In a letter accompanying the subpoena, the SEC stated that it is conducting an investigation of the Company.
As previously disclosed, in 2014 the Company formed a Special Committee of independent directors to review, among other things, certain matters relating to the reimbursement of expenses incurred by Mr. Nadal. The Special Committee is being advised by Bruch Hanna LLP, as special independent advisor, and by Simpson Thacher & Bartlett LLP, as legal counsel. The Special Committee, through its counsel, conducted an extensive review of perquisites and payments made by the Company on behalf of Mr. Nadal during the period 2009 through 2014. These payments included medical expenses, travel and commutation expenses, charitable donations and other expenses that lacked appropriate substantiation, over a six (6) year period. Following this review, Mr. Nadal fully repaid the Company for improper expenses incurred in an aggregate amount of $11,285,000. Mr. Nadal subsequently resigned from his position as CEO and from his position as a member and Chairman of the Board of Directors. As part of his resignation, Mr. Nadal further agreed to repay the Company $10,581,605 in respect of prior cash bonus awards. Through September 30, 2016, Mr. Nadal has paid to the Company $2,500,000 of this amount, and is obligated to repay the remaining balance ($8,081,605) in three installments, with the last to be paid on December 31, 2017. In total, Mr. Nadal agreed to repay $21,866,605 to the Company.
Following Mr. Nadal’s resignation and the completion of the Special Committee’s internal investigation, the Company has continued to cooperate fully with the SEC in connection with its ongoing investigation.
Specifically, and as previously disclosed, the Company engaged an outside accounting firm to review and assess the Company’s historical goodwill accounting. Based on this review and management’s further evaluation, the Company believes that its historical goodwill impairment and related accounting analysis is appropriate and has been applied in accordance with US GAAP in all material respects.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors.  The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company filed a motion to dismiss the amended complaint on February 9, 2016, the lead plaintiffs filed an opposition to that motion on April 8, 2016, and the Company filed a reply brief on May 9, 2016.  By order granted on September 30, 2016, the U.S. District Court presiding over the case granted the Company’s motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On November 2, 2016, the lead plaintiffs filed a notice to appeal the U.S. District Court's ruling to the U.S. Court of Appeals for the Second Circuit.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the 1,900,000 Class A subordinate voting shares issued in connection with the acquisition of Forsman & Bodenfors AB, as described in Note 4 of the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, in the three months ended September 30, 2016, the Company issued 454,546 Class A subordinate voting shares to management of a Company subsidiary in transactions exempt from registration under the Securities Act of 1933, as amended. These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition and therefore did not result in any proceeds to the Company. No commissions were paid to any person in connection with the issuance or sale of these shares.
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

November 8, 2016

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