Form 10-K
period 2016-12-31
MDC PARTNERS INC
filed 2017-03-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2016 was approximately $932.2 million, computed upon the basis of the closing sales price ($18.29/share) of the Class A subordinate voting shares on that date.
As of February 27, 2017, there were 55,304,347 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

MDC PARTNERS INC.

i

References in this Annual Report on Form 10-K to “MDC Partners,” “MDC,” the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in the Annual Report on Form 10-K to “Partner Firms” generally refer to the Company’s subsidiary agencies.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2017, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources and Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions.”
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
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	successful completion of the convertible preference financing with Goldman Sachs on the anticipated terms and conditions;

•	risks associated with the one Canadian securities class action litigation claim;

•	risks associated with severe effects of international, national and regional economic conditions;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

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
SUPPLEMENTARY FINANCIAL INFORMATION
The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). However, the Company has included certain non-U.S. GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with U.S. GAAP.

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
The MDC model is driven by three key elements:
Perpetual Partnership.  The perpetual partnership model creates ongoing alignment of interests between MDC and its Partner Firms to drive the Company’s overall performance by (1) identifying the “right” Partner Firms with a sustainable differentiated position in the marketplace, (2) creating the “right” partnership structure by taking a majority ownership position and leaving a substantial noncontrolling equity or economic ownership position in the hands of operating management to incentivize long-term growth, (3) providing succession planning support and compensation models to incentivize future leaders and second-generation executives, (4) leveraging the network's scale to provide access to strategic resources and best practices and (5) focusing on delivering financial results.
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
Financial Reporting Segments
MDC conducts its business through its network of Partner Firms, the “Advertising and Communications Group”, who provide a comprehensive array of marketing and communications services for clients both domestically and globally. The Partner Firms provide a wide range of service offerings, which in some cases are the same or similar service offerings. The core or principal service offerings are the key factors that distinguish the Partner Firms from one another. Each Partner Firm represents an operating segment and the Company aggregates its Partner Firms to report in one Reportable segment along with an “all other” segment.
The Reportable segment is comprised of the Company’s integrated advertising, media, and public relation service firms. Firms within this segment include Allison & Partners, Anomaly, Crispin Porter + Bogusky, Doner, Forsman & Bodenfors, Hunter PR, kbs, MDC Media Partners, and 72andSunny, among others. These core or principal service offerings are similar and/or complementary in many respects and the Partner Firms that provide these service offerings both compete and/or collaborate with each other for new business. Although each Partner Firm in the Reportable segment may be recognized for their core/primary service offering, the Partner Firms also offer an array of services in order to drive results for their clients.

The “all other” segment is comprised of the firms that provide the Company’s specialist marketing offerings such as direct marketing, sales promotion, market research, strategic communications, database and customer relationship management, data analytics and insights, corporate identity, design and branding, and product and service innovation. Firms within this segment include Gale Partners, Kingsdale Advisors, Relevent, Team, Redscout and Y Media Labs. The service offerings that these firms provide may include some that relate to advertising, PR, and media services; however, these Partner Firms provide more specialized offerings that generally are complementary and are provided to round out the service offerings. Many of these service offerings are project-based with a high level of billable expenses and thus pass-thru revenue, which has a direct impact on margins. In addition, there are some areas of specialization and pricing that lead to a more targeted client base.
MDC also reports results for the “Corporate Group.” The Corporate Group provides shared services to the Company and the Partner Firms, including accounting, administrative, strategic, financial, human resource and legal functions. The Corporate Group ensures that MDC is the most partner-responsive marketing services network through its strategic mandate to help Partner Firms accelerate their growth. The Corporate Group leverages the collective expertise and scale of MDC’s network to (1) provide business development support, talent, business planning, IT, procurement, real estate, communications, and legal to the Partner Firms, (2) help the Partner Firms source and execute tuck-under acquisitions, (3) facilitate cross-selling among the Partner Firms and (4) expand the Partner Firms’ service offerings and geographic footprints.
For further information relating to the Company’s advertising and communications businesses, refer to Note 14 (Segment Information) of the Notes to the Consolidated Financial Statements included in this Annual Report and to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Ownership Information
The following table includes certain information about MDC’s operating subsidiaries as of December 31, 2016.

MDC PARTNERS INC.
SCHEDULE OF ADVERTISING AND COMMUNICATIONS COMPANIES

	Year of Initial
Company	Investment	Locations
Consolidated:
Reportable Segment:
72andSunny	2010	Los Angeles, New York, Netherlands, UK
Allison & Partners	2010	San Francisco, Los Angeles, New York, China, France, Singapore, UK, Japan, Germany, and other global locations
Anomaly	2011	New York, Los Angeles, Netherlands, Canada, UK, China
Colle + McVoy	1999	Minneapolis
Concentric Partners	2011	New York, UK
Crispin Porter + Bogusky	2001	Miami, Boulder, Los Angeles, UK, Sweden, Denmark, Brazil, China
Doner	2012	Detroit, Cleveland, Los Angeles, UK
Forsman & Bodenfors	2016	Sweden
HL Group Partners	2007	New York, Los Angeles, China
Hunter PR	2014	New York, UK
kbs	2004	New York, Canada, China, UK, Los Angeles
Albion	2014	UK
Attention	2009	New York, Los Angeles
Kenna	2010	Canada
The Media Kitchen	2004	New York, Canada, UK
Kwittken	2010	New York, UK, Canada
Laird + Partners	2011	New York
MDC Media Partners	2010
Assembly	2010	New York, Detroit, Atlanta, Los Angeles
EnPlay	2015	New York
LBN Partners	2013	Detroit, Los Angeles
Trade X	2011	New York
Unique Influence	2015	Austin
Varick Media Management	2008	New York
Mono Advertising	2004	Minneapolis, San Francisco
Sloane & Company	2010	New York
Union	2013	Canada
Veritas	1993	Canada
Vitro	2004	San Diego, Austin
Yamamoto	2000	Minneapolis
All Other:
6degrees Communications	1993	Canada
Boom Marketing	2005	Canada
Bruce Mau Design	2004	Canada
Civilian	2000	Chicago
Gale Partners	2014	Canada, New York, India
Hello Design	2004	Los Angeles
Rumble Fox	2014	New York
Kingsdale	2014	Canada, New York
Luntz Global	2014	Washington, D.C.
Northstar Research Partners	1998	Canada, New York, UK, Indonesia
Redscout	2007	New York, San Francisco, UK
Relevent	2010	New York
Source Marketing	1998	Connecticut, Pennsylvania
TEAM	2010	Ft. Lauderdale
Y Media Labs	2015	Redwood City, New York, India

Competition
In the competitive, highly fragmented marketing and communications industry, MDC’s Partner Firms compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA. These global holding companies generally have greater resources than those available to MDC and its subsidiaries, and such resources may enable them to aggressively compete with the Company’s marketing communications businesses. Each of MDC’s Partner Firms also faces competition from numerous independent agencies that operate in multiple markets, as well as newer competitors such as IT consulting, tech platforms, and other services firms that have begun to offer marketing-related services. MDC’s Partner Firms must compete with all of these other companies to maintain existing client relationships and to obtain new clients and assignments. MDC’s Partner Firms compete at this level by providing clients with disruptive marketing ideas and strategies that are focused on increasing clients’ revenues and profits. These existing and potential clients include multinational corporations and national companies with mid-to-large sized marketing budgets. MDC also benefits from cooperation among its entrepreneurial Partner Firms through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs around the world by crafting custom integrated solutions.
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
During 2016, 2015 and 2014, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 23%, 24% and 24% of 2016, 2015 and 2014 revenues, respectively.

Employees
As of December 31, 2016, MDC and its subsidiaries had the following number of employees:

Segment	Total
Reportable Segment	5,086
All Other	974
Corporate Group	78
Total	6,138
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
The pending preferred equity financing may not be completed, which could adversely affect our business, results of operations and/or financial condition or the price of our Class A shares.
On February 14, 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with Broad Street Principal Investments, L.L.C., an affiliate of The Goldman Sachs Group Inc. (the “Purchaser”), pursuant to which we have agreed to issue and sell to the Purchaser and the Purchaser has agreed to purchase 95,000 newly authorized Series 4 convertible preference shares for an aggregate purchase price of $95.0 million (the “Preference Shares”). The transaction is expected to close in the first quarter of 2017, subject to the conditions set forth in the Purchase Agreement. Although the Purchase Agreement requires the parties to use reasonable efforts to consummate the transaction, we cannot assure you that all closing conditions will be satisfied or waived. The Purchase Agreement will expire if the closing has not occurred by the sixtieth day following the date of the Purchase Agreement. If the transaction is not completed, we will be subject to a number of risks, including: we must pay costs related to the transaction, including legal and financial advisory fees, whether the transaction is completed or not; the trading price of our Class A shares may decline if the transaction is not completed, to the extent that the market price reflects a market assumption that the transaction will be completed; we may be required to seek alternative sources of liquidity, as to the availability or terms of which we cannot provide assurance, and we could be subject to litigation related to the failure to complete the transaction or other factors, all of which may adversely affect our business, results of operations and/or financial results and the price of our Class A shares.
Future economic and financial conditions could adversely impact our financial condition and results.
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, as well as specific budgeting levels and buying patterns. Adverse developments including heightened uncertainty could reduce the demand for our services, which could adversely affect our revenue, results of operations, and financial position in 2017.
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
We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to MDC’s senior secured revolving credit agreement (the “Credit Agreement”) or the $900 million aggregate principal amount of 6.50% notes due 2024 (the “6.50% Notes”), or reduced liquidity. Our ten largest clients (measured by revenue generated) accounted for 23% of our revenue in 2016.
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
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the Credit Agreement, or if MDC was prevented from accessing such lines of credit due to other restrictions such as those in the indenture governing the 6.50% Notes, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace this source of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments would be materially adversely affected.
We have significant contingent obligations related to deferred acquisition consideration and noncontrolling interests in our subsidiaries, which will require us to utilize our cash flow and/or to incur additional debt to satisfy.
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
The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are re-measured each quarter. At December 31, 2016, these aggregate liabilities were $229.6 million, of which $108.3 million, $40.0 million, $40.4 million and $40.8 million would be payable in 2017, 2018, 2019 and thereafter, respectively.
In addition to the Company’s obligations for deferred acquisition consideration, managers of certain of the Company’s acquired subsidiaries hold noncontrolling interests in such subsidiaries. In the case of certain noncontrolling interests related to acquisitions, such managers are entitled to a proportionate distribution of earnings from the relevant subsidiary, which is recognized on the Company’s consolidated income statement under “Net income attributable to the noncontrolling interests.”
Noncontrolling shareholders often have the right to require the Company to purchase all or part of its interest, either at specified dates or upon the termination of such shareholder’s employment with the subsidiary or death (put rights). In addition, the Company usually has rights to call noncontrolling shareholders’ interests at a specified date. The purchase price for both puts and calls is typically calculated based on specified formulas tied to the financial performance of the subsidiary.
The Company recorded $60.2 million on its December 31, 2016 balance sheet as redeemable noncontrolling interests for its estimated obligations in respect of noncontrolling shareholder put and call rights based on the current performance of the subsidiaries, $12.5 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of redeemable noncontrolling interests attributable to put or call rights exercisable only upon termination of employment or death. No estimated obligation is recorded on the balance sheet for noncontrolling interests for which the Company has a call right but the noncontrolling holder has no put right.
Payments to be made by the Company in respect of deferred acquisition consideration and noncontrolling shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2016. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and noncontrolling interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar noncontrolling interests to managers of its subsidiaries unrelated to acquisitions.
The Company expects that its obligations in respect of deferred acquisition consideration and payments to noncontrolling shareholders under put and call rights will be a significant use of the Company’s liquidity in the foreseeable future, whether in the form of free cash flow or borrowings under the Company’s revolving credit agreement or from other funding sources, including the anticipated proceeds from the issuance and sale of $95.0 million of Preference Shares. For further information, see the disclosure under the heading “Business — Ownership Information” and the heading “Liquidity and Capital Resources.”
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
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with U.S. GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. As discussed in Note 2 and Note 8 of the Notes to the Consolidated Financial Statements included herein, for the year ended December 31, 2016, we have recorded goodwill impairment of $48.5 million. We have concluded for the years ended December 31, 2015 and 2014 that our goodwill and intangible assets relating to continuing operations are not impaired. Future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition. For the year ended December 31, 2016, a goodwill write off of $0.8 million was included in other income (expense) related to the sale of its ownership interests in Bryan Mills Iradesso Corporation (“Bryan Mills”) to the noncontrolling shareholders. For the year ended December 31, 2014, a goodwill write off of $15.6 million was included in the loss from discontinued operations as a result of MDC’s decision to strategically sell the net assets of Accent Marketing Services, L.L.C. (“Accent”).
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
The Company is subject to an ongoing securities class action litigation claim and a government investigation.
The Company remains subject to an ongoing securities class action litigation claim in Canada, although the U.S. securities class action was dismissed, with prejudice.  We maintain insurance for a lawsuit of this nature; however, our insurance coverage does not apply in all circumstances and may be insufficient to cover the fees and potential damages and/or settlement costs relating to this class action lawsuit. Moreover, adverse publicity associated with this litigation claim could decrease client demand for our partner agencies’ services. As a result, the securities class action lawsuit described in more detail under “Item 3 - Legal Proceedings,” could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our Class A shares.
In addition, one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation. Although the ultimate effect of this investigation is inherently uncertain, we do not at this time believe that the investigation will have a material adverse effect on our results of operations or financial position. However, the ultimate resolution of this investigation could be materially different from our current assessment.
Future issuances of equity securities, which may include securities that would rank senior to our Class A shares, may cause dilution to our existing shareholders and adversely affect the market price of our Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares in the market, or the sale of securities convertible into a large number of our Class A shares. The perception that these sales could occur may also depress the market price of our Class A shares. On February 14, 2017, we entered into the Purchase Agreement pursuant to which, subject to the terms and conditions thereof, we expect to issue 95,000 Series 4 convertible preference shares with an initial aggregate liquidation preference of $95.0 million, which will be convertible into Class A shares or our Series 5 convertible preference shares at an initial conversion price of $10.00 per share. The terms of the Preference Shares will provide that the conversion price may be reduced, which would result in the Preference Shares being convertible into additional Class A shares, upon certain events including distributions on our Class A shares or issuances of additional Class A shares or equity-linked securities at a price less than the then-applicable conversion price. The conversion of the Preference Shares may adversely affect the market price of our Class A shares, and the market price of our Class A shares may be affected by factors, such as whether the market price is near or above the conversion price, that could make conversion of the Preference Shares more likely. In addition, the Preference Shares will rank senior to the Class A shares, which could affect the value of the Class A shares on liquidation or, as a result of contractual provisions, on a change in control transaction. For example, pursuant to the Purchase Agreement, the Company has agreed with the Purchaser, with certain exceptions, not to become party to certain change in control transactions that are approved by the Board other than a qualifying transaction in which holders of Preference Shares are entitled to receive cash or qualifying listed securities with a value equal to the then-applicable liquidation preference plus accrued and unpaid dividends. See Note 22 of the Notes to the Consolidated Financial Statements for more information regarding the terms of the Preference Shares.
Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our Class A shares, and may result in dilution to owners of our Class A shares. Because our decision to issue additional debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future issuances of our Class A shares on the market price of our Class A shares.
The indenture governing the 6.50% Notes and the Credit Agreement governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.
The indenture governing the 6.50% Notes and the Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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
Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the 6.50% Notes.
As of December 31, 2016, MDC had $936.4 million, net of debt issuance costs, of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under the Credit Agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation. Our level of indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to the 6.50% Notes;

•	make it difficult for us to meet our obligations with respect to our contingent deferred acquisition payments;

•	limit our ability to increase our ownership stake in our Partner Firms;

•	increase our vulnerability to general adverse economic and industry conditions;

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
We may incur substantial additional indebtedness in the future. The terms of our Credit Agreement and the indenture governing the 6.50% Notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. If we or our subsidiaries incur additional indebtedness, the related risks that we face could increase.
We are a holding company dependent on our subsidiaries for our ability to service our debt and pay dividends.
MDC is a holding company with no operations of our own. Consequently, our ability to service our debt and to pay cash dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Although our operating subsidiaries have generally agreed to allow us to consolidate and “sweep” cash, subject to the timing of payments due to noncontrolling interest holders, any distribution of earnings to us from our subsidiaries is contingent upon the subsidiaries’ earnings and various other business considerations. Also, our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
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
Item 3. Legal Proceedings
Final Settlement of SEC Investigation
MDC Partners remains committed to the highest standards of corporate governance and transparency in its reporting practices. In April 2015, the Company announced it was actively cooperating in connection with an SEC investigation of the Company. On January 18, 2017, the Company announced that it reached a final settlement agreement with the Philadelphia Regional Office of the SEC, and that the SEC entered an administrative Order concluding its investigation of the Company.
Under the Order, without admitting or denying liability, the Company agreed that it will not in the future violate Section 17(a)(2) of the Securities Act of 1933 and Sections 13(a), 13(b) and 14(a) of the Securities Exchange Act of 1934 and related rules requiring that periodic filings be accurate; that accurate books and records and a system of internal accounting controls be maintained; and that solicitations of proxies comply with the securities laws. In addition, the Company agreed to comply with all requirements under Regulation G relating to the disclosure and reconciliation of non-GAAP financial measures. Pursuant to the Order, and based upon the Company’s full cooperation with the investigation, the SEC imposed a civil penalty of $1.5 million on the Company to resolve all potential claims against the Company relating to these matters. There will be no restatement of any of the Company’s previously-filed financial statements.
Class Action Litigation
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors. The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. By order granted on September 30, 2016, the U.S. District Court presiding over the case granted the Company’s motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On November 2, 2016, the lead plaintiffs filed a notice to appeal the U.S. District Court's ruling to the U.S. Court of Appeals for the Second Circuit. On February 21, 2017, the plantiffs voluntarily dismissed their appeal.
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

Antitrust Subpoena
One of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”). As of February 21, 2017, the approximate number of registered holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ, for each quarter in the years ended December 31, 2016 and 2015, were as follows:
NASDAQ

Quarter Ended	High	Low

	($ per Share)
March 31, 2015	28.65	21.20
June 30, 2015	28.64	18.00
September 30, 2015	20.99	16.15
December 31, 2015	22.55	18.25
March 31, 2016	23.85	16.32
June 30, 2016	23.90	15.94
September 30, 2016	18.64	10.42
December 31, 2016	11.10	2.75
As of February 17, 2017, the last reported sale price of the Class A subordinate voting shares was $9.00 on NASDAQ. Effective November 11, 2015, the Company voluntarily delisted its shares from the Toronto Stock Exchange (“TSX”). The Company determined that the relatively low trading volume of its shares on the TSX did not justify the financial and administrative costs associated with a dual listing.
Dividend Practice
On November 3, 2016, the Company announced that it was suspending its quarterly dividend indefinitely.
In 2016, MDC’s board of directors declared the following dividends: a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on March 4, 2016; a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on May 24, 2016; a $0.21 per share quarterly dividend to all shareholders of record as of the close of business on August 10, 2016.
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
The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations contained in our Credit Agreement and the indenture governing the 6.50% Notes, future earnings, capital requirements, our general financial condition and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2016:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance [Excluding Column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	37,500	$5.83	1,934,861
Equity compensation plans not approved by stockholders	—	—	—
Total	37,500	5.83	1,934,861
On May 26, 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan, which provides for the issuance of 3.0 million Class A shares. On June 2, 2009 and June 1, 2007, the Company’s shareholders approved amendments to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to 6.75 million Class A shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan (the “SARS Plan”). On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3.0 million Class A shares. In June 2013, the Company’s shareholders approved an amendment to the SARS Plan to permit the Company to issue shares authorized under the SARS Plan to satisfy the grant and vesting of awards under the 2011 Stock Incentive Plan. In June 2016, the Company's shareholders approved the 2016 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 Class A shares.
See also Note 12 of the Notes to the Consolidated Financial Statements included herein.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the twelve months ended December 31, 2016, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2016, the Company’s employees surrendered 205,876 Class A shares valued at approximately $3.4 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2016.
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

	Years Ended December 31,
	2016	2015	2014	2013	2012

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,385,785	$1,326,256	$1,223,512	$1,062,478	$972,973
Operating income (loss)	$48,431	$72,110	$87,749	$(34,594)	$(17,969)
Income (loss) from continuing operations	$(42,724)	$(22,022)	$4,093	$(133,202)	$(73,448)
Stock-based compensation included in income (loss) from continuing operations	$21,003	$17,796	$17,696	$100,405	$32,197
Loss per Share
Basic
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.93)	$(0.62)	$(0.06)	$(2.96)	$(1.74)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.93)	$(0.62)	$(0.06)	$(2.96)	$(1.74)
Cash dividends declared per share	$0.63	$0.84	$0.74	$0.46	$0.38
Financial Position Data
Total assets	$1,577,378	$1,577,625	$1,633,751	$1,408,711	$1,335,422
Total debt	$936,436	$728,883	$727,988	$648,612	$422,180
Redeemable noncontrolling interests	$60,180	$69,471	$194,951	$148,534	$117,953
Deferred acquisition consideration	$229,564	$347,104	$205,368	$153,913	$196,446
Fixed charge coverage ratio	N/A	N/A	1.23	N/A	N/A
Fixed charge deficiency	$49,593	$16,764	N/A	$134,754	$63,240
A number of factors that should be considered when comparing the annual results shown above are as follows:
Year Ended December 31, 2016
During 2016, the Company completed one acquisition and a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these acquisitions.
On March 23, 2016, the Company issued and sold $900 million aggregate principal amount of the 6.50% Notes. The 6.50% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure the Credit Agreement. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the the Securities Act of 1933. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880 million. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33.3 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to a “fiscal year” means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal year 2016 means the period beginning January 1, 2016, and ending December 31, 2016).
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
Two such non-U.S. GAAP measures are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact of (a) the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (c) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (d) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
Accordingly, during the first twelve months of ownership by the Company, the organic growth measure may credit the Company with growth from an acquired business that is dependent on work performed prior to the acquisition date, and may include the impact of prior work in progress, existing contracts and backlog of the acquired businesses. It is the presumption of the Company that positive developments that may have taken place at an acquired business during the period preceding the acquisition will continue to result in value creation in the post-acquisition period.
While the Company believes that the methodology used in the calculation of organic revenue change is entirely consistent with our closest U.S. competitors, the calculations may not be comparable to similarly titled measures presented by other publicly traded companies in other industries. Additional information regarding the Company’s acquisition activity as it relates to potential revenue growth is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Certain Factors Affecting our Business.”
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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) existing growth by major discipline (organic revenue growth), (iii) growth from currency changes and (iv) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm's recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company's next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.

MDC conducts its businesses through its Partner Firm network, the Advertising and Communications Group, providing value-added marketing, activation, and communications and strategic consulting services to clients throughout the world. As discussed in Note 1 and Note 14 of the Notes to the Consolidated Financial Statements included herein, during the third quarter of 2016, the Company reassessed its determination of operating segments and concluded that each Partner Firm represents an operating segment and aggregated Partner Firms that met the aggregation criteria into one Reportable segment and combined and disclosed those Partner Firms that did not meet the aggregation criteria as an “all other” segment. In addition, MDC has a “Corporate Group” which provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. Through the Strategic Resources Group, the Company provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, integration is typically implemented promptly, and new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company engaged in a number of acquisition and disposition transactions during the 2009 to 2016 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions is provided in Note 4 “Acquisitions” and information on dispositions is provided in Note 10 “Discontinued Operations” of the Notes to the Consolidated Financial Statements.
Foreign Exchange Fluctuation.  Our financial results and competitive position are affected by fluctuations in the exchange rate between the U.S. dollar and non-U.S. dollar, primarily the Canadian dollar. See also “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange.”

Seasonality.  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.
Fourth Quarter Results.  Revenues were $390.4 million for the fourth quarter of 2016, representing an increase of $31.4 million or 8.8%, compared to revenue of $359.0 million in fourth quarter of 2015. Revenue from acquisitions for the fourth quarter of 2016 was $24.7 million or 6.9%, inclusive of a $3.3 million contribution to organic revenue growth. A negative impact $0.5 million is also included to reflect the effect of a disposition. Excluding the effect of the acquisitions and disposition, revenue growth was $10.3 million or 2.9%, partially offset by a foreign exchange impact of $3.0 million or 0.8%. The increase in operating profits was attributable to a decrease in deferred acquisition consideration expense of $51.1 million due to certain Partner Firms under-performance in comparison to the Company’s prior expectations, partially offset by a goodwill impairment expense increase of $18.9 million pertaining to a strategic communication unit. Income from continuing operations for the fourth quarter of 2016 was $9.8 million, compared to a loss from continuing operations of $24.5 million in 2015. Other income, net decreased by $6.0 million or 88.9% from $6.8 million in 2015, to $0.8 million in 2016. Of this amount, $6.5 million was due to income from the sale of certain investments in 2015. Unrealized losses increased $0.6 million or 5.8% due to foreign currency fluctuations. Interest expense increased $1.6 million or 10.9% from $14.8 million in 2015, to $16.4 million in 2016. Income tax benefit increased $15.4 million from an expense of $6.2 million in 2015, compared to a benefit of $9.2 million in 2016.
Results of Operations for the Years Ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Reportable Segment	All Other	Corporate	Total
Revenue	$1,147,173	$238,612	$—	$1,385,785
Cost of services sold	775,129	161,004	—	936,133
Office and general expenses	223,823	39,895	42,533	306,251
Depreciation and amortization	33,848	11,013	1,585	46,446
Goodwill impairment	—	48,524	—	48,524
Operating profit (loss)	114,373	(21,824)	(44,118)	48,431
Other income (expense):
Other income, net				414
Foreign exchange loss				(213)
Interest expense, finance charges, and loss on redemption of notes, net				(98,348)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(49,716)
Income tax benefit				(7,301)
Loss from continuing operations before equity in earnings of non-consolidated affiliates				(42,415)
Equity in losses of non-consolidated affiliates				(309)
Net loss				(42,724)
Net income attributable to noncontrolling interests	(3,676)	(1,542)	—	(5,218)
Net loss attributable to MDC Partners Inc.				$(47,942)
Stock-based compensation	$14,143	$4,335	$2,525	$21,003

	For the Year Ended December 31, 2015
	Reportable Segment	All Other	Corporate	Total
Revenue	$1,101,675	$224,581	$—	$1,326,256
Cost of services sold	724,749	154,967	—	879,716
Office and general expenses	208,837	49,972	63,398	322,207
Depreciation and amortization	32,501	17,948	1,774	52,223
Operating profit (loss)	135,588	1,694	(65,172)	72,110
Other income (expense):
Other income, net				7,238
Foreign exchange loss				(39,328)
Interest expense and finance charges, net				(57,436)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(17,416)
Income tax expense				5,664
Loss from continuing operations before equity in earnings of non-consolidated affiliates				(23,080)
Equity in earnings of non-consolidated affiliates				1,058
Loss from continuing operations				(22,022)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,281)
Net loss				(28,303)
Net income attributable to noncontrolling interests	(7,202)	(1,822)	(30)	(9,054)
Net loss attributable to MDC Partners Inc.				$(37,357)
Stock-based compensation	$10,231	$4,825	$2,740	$17,796

	For the Year Ended December 31, 2014
	Reportable Segment	All Other	Corporate	Total
Revenue	$991,245	$232,267	$—	$1,223,512
Cost of services sold	631,635	166,883	—	798,518
Office and general expenses	188,757	35,024	66,292	290,073
Depreciation and amortization	30,631	14,756	1,785	47,172
Operating profit (loss)	140,222	15,604	(68,077)	87,749
Other income (expense):
Other income, net				689
Foreign exchange loss				(18,482)
Interest expense and finance charges, net				(54,847)
Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				15,109
Income tax expense				12,422
Income from continuing operations before equity in earnings of non-consolidated affiliates				2,687
Equity in earnings of non-consolidated affiliates				1,406
Income from continuing operations				4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(21,260)
Net loss				(17,167)
Net income attributable to noncontrolling interests	(5,398)	(1,492)	—	(6,890)
Net loss attributable to MDC Partners Inc.				$(24,057)
Stock-based compensation	$8,559	$3,474	$5,663	$17,696
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue was $1.39 billion for the year ended December 31, 2016, representing an increase of $59.5 million, or 4.5%, compared to revenue of $1.33 billion for the year ended December 31, 2015. Revenue from acquisitions for 2016 was $51.1 million or 3.8%, inclusive of a $10.1 million contribution to organic revenue growth. Additionally, a negative impact of $0.5 million is included to reflect a disposition. Excluding the effect of the acquisitions and disposition, revenue growth was $20.0 million or 1.5%, partially offset by a foreign exchange impact of $11.0 million or 0.8%.
Operating profit for the year ended 2016 was $48.4 million, compared to $72.1 million in 2015. Operating profit decreased by $44.7 million in the Advertising and Communications Group, while Corporate operating expenses decreased by $21.1 million in 2016.
Loss from continuing operations was $42.7 million in 2016, compared to a loss of $22.0 million in 2015. This increase of $20.7 million was primarily attributable to (1) a decrease in operating profits of $23.7 million, primarily due to goodwill impairment expense of $48.5 million, (2) an increase in net interest expense of $40.9 million, partially offset by (3) a decrease in foreign exchange loss of $39.1 million, (4) an decrease in other income, net, of $6.8 million, and (5) an increase in the income tax benefit of $13.0 million.
Advertising and Communications Group
Revenue was $1.39 billion for the year ended December 31, 2016, representing an increase of $59.5 million, or 4.5%, compared to revenue of $1.33 billion for the year ended December 31, 2015. Revenue from acquisitions for 2016 was $51.1 million or 3.8%, inclusive of a $10.1 million contribution to organic revenue growth. Additionally, a negative impact of $0.5 million is included to reflect a disposition. Excluding the effect of the acquisitions and disposition, revenue growth was $20.0 million or 1.5%, partially offset by a foreign exchange impact of $11.0 million or 0.8% which was attributable to new client wins partially offset by client losses and reductions in spending by some clients. There was mixed performance by client sector, with strength in communications, food & beverage and auto, offset by declines led by retail, technology, and financial services. The performance by disciplines was mixed with strength led by technology & data science, and public relations partially offset by declines primarily in design firms. For the year ended December 31, 2016, revenue was negatively impacted by decreased billable pass-through costs incurred on client’s behalf from the Company acting as principal in experiential and other businesses.

Revenue growth was driven by the Company’s business outside of North America primarily consisting of revenue from acquisitions of $40.4 million or 3.1%, inclusive of a $6.2 million contribution to organic revenue growth. Revenue growth excluding acquisitions was $12.3 million or 0.9%, partially offset by foreign exchange impact of $6.9 million or 0.5%. The majority of the revenue growth was attributable to the Company’s European and Asian operations. The revenue growth derived from the North America region was comprised of revenue from acquisitions of $10.7 million or 0.8%, in addition to revenue growth of $8.0 million or 0.6% excluding acquisitions from the United States, offset by a minimal revenue decrease from Canada. United States saw modest growth due to client wins partially offset by client losses and reduction in client spending, as well as decrease in billable pass-through cost.
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), defined in Item 7. For the year ended December 31, 2016 organic revenue growth was $30.1 million or 2.3%, of which $20.0 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, while the remaining $10.1 million were contributions from acquisitions. The increase in revenue was also a result of non-GAAP acquisition (disposition) net adjustments of $42.0 million or 3.2%, which was partially offset by a foreign exchange impact of $12.5 million or 0.9%.
The components of the change in revenues for the year ended December 31, 2016 are as follows:

		2016 Non-GAAP Activity				Change
Advertising and Communications Group	2015 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$1,085.1	$—	$6.8	$11.9	$1,103.7	—%	0.6%	1.1%	1.7%
Canada	129.0	(4.1)	(0.5)	(0.3)	124.1	(3.2)%	(0.4)%	(0.2)%	(3.8)%
Other	112.2	(8.4)	35.7	18.5	158.0	(7.5)%	31.9%	16.5%	40.8%
Total	$1,326.3	$(12.5)	$42.0	$30.1	$1,385.8	(0.9)%	3.2%	2.3%	4.5%
The below is a reconciliation between the non-GAAP acquisitions (dispositions), net to revenue from acquired businesses in the statement of operations for the year ended December 31, 2016:

	Reportable Segment	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$44.4	$6.7	$51.1
Foreign exchange impact	1.5	—	1.5
Contribution to organic revenue (growth) decline (2)	(7.3)	(2.8)	(10.1)
Prior year revenue from dispositions	—	(0.5)	(0.5)
Non-GAAP acquisitions (dispositions), net	$38.5	$3.4	$42.0

(1)	For the year ended December 31, 2016, revenue from acquisitions was comprised of $11.5 million from 2015 acquisitions and $39.6 million from 2016 acquisitions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
United States	79.6%	81.8%
Canada	9.0%	9.7%
Other	11.4%	8.5%
The Company's business outside of North America continued to be a driver of growth for the overall Company, with organic revenue growth of 16.5%. This growth was driven by new client wins and increased spend from existing clients as we extended the Company's capabilities into new markets throughout Europe, Asia, and South America. For the year ended December 31,

2016, 11.4% of the Company's total revenue came from outside North America, up from 8.5% for the year ended December 31, 2015. Additional revenue growth came from acquisitions of firms that helped expand the Company's capabilities in mobile development and digital media buying, as well as expand the Company's global footprint.
The adverse currency impact was primarily due to the weakening of the British Pound and the Canadian dollar against the U.S. dollar during the twelve months ended December 31, 2016, as compared to the twelve months ended December 31, 2015.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,385.8		$1,326.3		$59.5	4.5%
Operating expenses
Cost of services sold	936.1	67.6%	879.7	66.3%	56.4	6.4%
Office and general expenses	263.7	19.0%	258.8	19.5%	4.9	1.9%
Depreciation and amortization	44.9	3.2%	50.4	3.8%	(5.6)	(11.1)%
Goodwill impairment	48.5	3.5%	—	—%	48.5	NA
	$1,293.2	93.3%	$1,189.0	89.6%	$104.3	8.8%
Operating profit	$92.5	6.7%	$137.3	10.4%	$(44.7)	(32.6)%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$212.3	15.3%	$195.3	14.7%	$17.0	8.7%
Staff costs (2)	781.9	56.4%	732.4	55.2%	49.5	6.8%
Administrative	179.2	12.9%	159.4	12.0%	19.8	12.4%
Deferred acquisition consideration	8.0	0.6%	36.3	2.7%	(28.4)	(78.1)%
Stock-based compensation	18.5	1.3%	15.1	1.1%	3.4	22.7%
Depreciation and amortization	44.9	3.2%	50.4	3.8%	(5.6)	(11.1)%
Goodwill impairment	48.5	3.5%	—	—%	48.5	NA
Total operating expenses	$1,293.2	93.3%	$1,189.0	89.6%	$104.3	8.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Advertising and Communications Group for the year ended December 31, 2016 was $92.5 million, compared to $137.3 million for the year ended December 31, 2015. Operating margins decreased from 10.4% in 2015 to 6.7% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge of $48.5 million, and increases in staff costs as a percentage of revenue, partially offset by decreased deferred acquisition consideration expense.
Direct costs increased by $17.0 million, or 8.7%, and as a percentage of revenue increased from 14.7% for the year ended December 31, 2015 to 15.3% for the year ended December 31, 2016. This increase was largely due to an acquisition during the year.
Staff costs increased by $49.5 million, or 6.8%, and as a percentage of revenue increased from 55.2% for the year ended December 31, 2015 to 56.4% for the year ended December 31, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional increases from acquisitions. The increase in staff costs as a percentage of revenue, was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower reductions in staffing at other Partner Firms.

Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support the growth and expansion of certain Partner Firms, as well as some real estate consolidation initiatives.
Deferred acquisition consideration was an expense of $8.0 million for the year ended December 31, 2016, compared to expense of $36.3 million for the year ended December 31, 2015. The decrease in deferred acquisition consideration expense was due to the aggregate under-performance of certain Partner Firms in 2016, as compared to forecasted expectations in comparison to 2015. This decrease was partially offset by expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the Company's estimated future stock price, pertaining to an acquisition in which the Company used its equity as purchase consideration.
Stock-based compensation remained consistent at approximately 1% of revenue.
Depreciation and amortization expense decreased by $5.6 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment of $48.5 million was comprised of $27.9 million relating to an experiential reporting unit, a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit, and a partial impairment of goodwill of $18.9 million relating to a strategic communications reporting unit. (For more information see Note 8 of our consolidated financial statements.)
Reportable Segment
Revenue was $1.15 billion for the year ended December 31, 2016, representing an increase of $45.5 million or 4.1%, compared to revenue of $1.10 billion for the year ended December 31, 2015. This increase related to revenue from acquisitions of $44.4 million or 4.0%, as well as revenue growth of $9.1 million or 0.8% excluding the effect of the acquisitions. These increases were partially offset by a decrease in foreign exchange of $8.0 million or 0.7%.
The change in expenses as a percentage of revenue in the Reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,147.2		$1,101.7		$45.5	4.1%
Operating expenses
Cost of services sold	775.1	67.6%	724.7	65.8%	50.4	7.0%
Office and general expenses	223.8	19.5%	208.8	19.0%	15.0	7.2%
Depreciation and amortization	33.8	3.0%	32.5	3.0%	1.3	4.1%
	$1,032.8	90.0%	$966.1	87.7%	$66.7	6.9%
Operating profit	$114.4	10.0%	$135.6	12.3%	$(21.2)	(15.6)%

The change in the categories of expenses as a percentage of revenue in the Reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$148.2	12.9%	$132.4	12.0%	$15.8	11.9%
Staff costs (2)	673.2	58.7%	634.2	57.6%	39.0	6.1%
Administrative	156.3	13.6%	138.8	12.6%	17.4	12.6%
Deferred acquisition consideration	7.2	0.6%	18.0	1.6%	(10.8)	(59.9)%
Stock-based compensation	14.1	1.2%	10.2	0.9%	3.9	38.2%
Depreciation and amortization	33.8	3.0%	32.5	3.0%	1.3	4.1%
Total operating expenses	$1,032.8	90.0%	$966.1	87.7%	$66.7	6.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the Reportable segment for the year ended December 31, 2016 was $114.4 million, compared to $135.6 million for the year ended December 31, 2015. Operating margins decreased from 12.3% in 2015 to 10.0% in 2016. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue as well as administrative costs, partially offset by decreased deferred acquisition consideration expense.
Direct costs remained consistent as a percentage of revenue at approximately 13%, slight year-over-year increase due to an acquisition completed during the year of a firm with a high component of direct costs, as well as increases in pass-through costs incurred on clients’ behalf, from some of the Company's Partner Firms acting as Principal verses Agent.
Staff costs increased by $39.0 million, or 6.1%, and as a percentage of revenue increased from 57.6% for the year ended December 31, 2015 to 58.7% for the year ended December 31, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower reductions in staffing at other Partner Firms.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred in 2016 to support the growth and expansion of certain Partner Firms, as well as some real estate consolidation initiatives.
Deferred acquisition consideration was an expense of $7.2 million for the year ended December 31, 2016, compared to expense of $18.0 million for the year ended December 31, 2015. The decrease in deferred acquisition consideration expense was due to the aggregate under-performance of certain Partner Firms in 2016 as compared to forecasted expectations in comparison to 2015 aggregate out-performance as compared to forecasted expectations. This decrease was partially offset by expenses pertaining to an amendment to a purchase agreement of previously acquired incremental ownership interest entered into during 2016, as well as increased estimated liability driven by the decrease in the company's estimated future stock price, pertaining to an equity funded acquisition.
Stock-based compensation remained consistent as a percentage of revenue at approximately 1%.
Depreciation and amortization expense also remained consistent as a percentage of revenue at approximately 3%.
All Other
Revenue was $238.6 million for the year ended December 31, 2016, representing an increase of $14.0 million or 6.2%, compared to revenue of $224.6 million for the year ended December 31, 2015. This increase related to revenue from acquisitions of $6.7 million or 3.0%, as well as revenue growth of $10.8 million or 4.8% excluding the effect of the acquisitions. These increases were partially offset by a decrease in foreign exchange of $3.0 million or 1.3%, as well as disposition adjustment of $0.5 million or 0.2%.

The change in expenses as a percentage of revenue in the All Other segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$238.6		$224.6		$14.0	6.2%
Operating expenses
Cost of services sold	161.0	67.5%	155.0	69.0%	6.0	3.9%
Office and general expenses	39.9	16.7%	50.0	22.3%	(10.1)	(20.2)%
Depreciation and amortization	11.0	4.6%	17.9	8.0%	(6.9)	(38.6)%
Goodwill impairment	48.5	20.3%	$—	—%	48.5	NA
	$260.4	109.1%	$222.9	99.2%	$37.5	16.8%
Operating profit (loss)	$(21.8)	(9.1)%	$1.7	0.8%	$(23.5)	(1388.3)%
The change in the categories of expenses as a percentage of revenue in the All Other segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$64.1	26.9%	$62.9	28.0%	$1.2	1.9%
Staff costs (2)	108.8	45.6%	98.2	43.7%	10.6	10.8%
Administrative	22.9	9.6%	20.6	9.2%	2.3	11.2%
Deferred acquisition consideration	0.8	0.3%	18.4	8.2%	(17.6)	(95.8)%
Stock-based compensation	4.3	1.8%	4.8	2.1%	(0.5)	(10.4)%
Depreciation and amortization	11.0	4.6%	17.9	8.0%	(6.9)	(38.4)%
Goodwill impairment	48.5	20.3%	$—	—%	48.5	NA
Total operating expenses	$260.4	109.1%	$222.9	99.2%	$37.6	16.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the All Other segment for the year ended December 31, 2016 was a loss of $21.8 million, compared to profit of $1.7 million for the year ended December 31, 2015. Operating margins declined from 0.8% in 2015 to a negative 9.1% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge of $48.5 million, partially offset by decreased deferred acquisition consideration expense.
Direct costs increased by $1.2 million, or 1.9%, and as a percentage of revenue decreased from 28.0% for the year ended December 31, 2015 to 26.9% for the year ended December 31, 2016. This decrease as a percentage of revenue was due to a decline in pass-through costs incurred on clients’ behalf from some of the Company's Partner Firms acting as principal verses agent.
Staff costs increased by $10.6 million, or 10.8%, and as a percentage of revenue increased from 43.7% for the year ended December 31, 2015 to 45.6% for the year ended December 31, 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as contributions from a 2015 acquisition. The increase in staff costs as a percentage of revenue, was due to increased levels of staffing at certain Partner Firms to support their growing businesses.
Administrative costs increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support the growth and expansion of certain Partner Firms.

Deferred acquisition consideration was an expense of $0.8 million for the year ended December 31, 2016, compared to expense of $18.4 million for the year ended December 31, 2015. The decrease in deferred acquisition consideration expense was due to the 2015 aggregate out performance as compared to forecast expectations of certain Partner Firms that did not reoccur in 2016.
Stock-based compensation decreased slightly as a percentage of revenue.
Depreciation and amortization expense decreased by $6.9 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment of $48.5 million in the aggregate was comprised of a partial impairment of goodwill of $27.9 million relating to an experiential reporting unit, a partial impairment of goodwill of $18.9 million relating to a strategic communications reporting unit, and a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. Refer to Note 8 of the Notes to the Consolidated Financial Statements included herein for additional information.
Corporate Group
The change in operating expenses for the years ended December 31, 2016 and 2015 was as follows:

			Variance
Corporate	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$27.8	$42.4	$(14.6)	(34.4)%
Administrative	12.2	18.2	(6.1)	(33.3)%
Stock-based compensation	2.5	2.7	(0.2)	(7.8)%
Depreciation and amortization	1.6	1.8	(0.2)	(10.7)%
Total operating expenses	$44.1	$65.2	$(21.1)	(32.3)%

(1)	Excludes stock-based compensation.
Total operating expenses related to the Corporate Group’s operations decreased by $21.1 million to $44.1 million for the year ended December 31, 2016, compared to $65.2 million for the year ended December 31, 2015.
Staff costs decreased on a year-over-year basis by $14.6 million, or 34.4%. The decrease was primarily related to a 2015 one-time charge of $5.8 million for the balance of prior cash bonus award amounts that were paid to the former Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. In addition, there was lower executive compensation expense in 2016.
Administrative costs decreased by $6.1 million primarily due to 2016 reductions in the following categories: (1) legal fees related to the class-action litigation and SEC investigation of $9.6 million, (2) advertising and promotional expenses of $1.4 million, (3) professional fees of $1.0 million, (4) travel and entertainment expenses of $0.3 million (5) occupancy costs of $0.6 million and (6) various other administrative costs of $1.1 million. In addition, the Company received $5.9 million of insurance proceeds for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015 relating to the class-action litigation and SEC investigation. These reductions in administrative costs and receipt of insurance proceeds were partially offset by the $11.3 million of perquisite reimbursements from the former CEO received for the year ended December 31, 2015 and the one-time SEC civil penalty payment of $1.5 million for the year ended December 31, 2016.
Other Income, Net
Other income, net, decreased by $6.8 million from income of $7.2 million for the year ended December 31, 2015 to income of $0.4 million for the year ended December 31, 2016. The decrease pertains to the gain on sale of certain investments completed in 2015 of $6.5 million compared to the gain on sale of investments of $1.9 million completed in 2016, as well as a loss of $0.8 million related to the sale of Bryan Mills to the noncontrolling shareholders. In addition, the Company had other income of $0.4 million in 2016 compared to other income of $0.1 million in 2015.
Foreign Exchange
Foreign exchange loss was $0.2 million in 2016 compared to a foreign exchange loss of $39.3 million in 2015. The foreign exchange losses in both 2016 and 2015 primarily relate to U.S. dollar denominated indebtedness that is an obligation of the Company's Canadian parent company and were driven by the appreciation of the U.S. dollar against the Canadian dollar in the period.

Interest Expense, finance charges, and loss on redemption of notes, net
Interest expense and finance charges, net, for the year ended December 31, 2016 was $65.9 million, an increase of $8.0 million over the $57.9 million of interest expense and finance charges, net, incurred for the year ended December 31, 2015. This increase was due to higher average outstanding debt in 2016. In addition, the Company incurred a $33.3 million loss on redemption of the 6.75% Notes in March 2016.
Income Tax Expense (Benefit)
Income tax benefit for the year ended December 31, 2016 was $7.3 million compared to an expense of $5.7 million for the year ended December 31, 2015. The Company’s effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of profits.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the year ended December 31, 2016, the Company recorded a loss of $0.3 million compared to earnings of $1.1 million for the year ended December 31, 2015.
Noncontrolling Interests
The effects of noncontrolling interests was $5.2 million for the year ended December 31, 2016, a decrease of $3.9 million from the $9.1 million for the year ended December 31, 2015. This decrease related to an increase in ownership in Partner Firms where there are noncontrolling shareholders.
Discontinued Operations
The loss, net of taxes, from discontinued operations was $6.3 million, for the year ended December 31, 2015. There was no impact for the year ended December 31, 2016.
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for the year ended December 31, 2016 was $47.9 million or a loss of $0.93 per diluted share, compared to a net loss of $37.4 million, or $0.75 per diluted share reported for the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue was $1.33 billion for the year ended December 31, 2015, representing an increase of $102.7 million, or 8.4%, compared to revenue of $1.22 billion for the year ended December 31, 2014. Revenue from acquisitions for 2015 was $45.8 million or 3.7%, inclusive of a $0.8 million contribution to organic revenue growth. Revenue from acquisitions was composed of $32.0 million pertaining to acquisitions completed in 2014 and $13.8 million relating to acquisitions completed in 2015. Excluding the effect of the acquisitions and disposition, revenue growth was $85.9 million or 7.0%, partially offset by a foreign exchange impact of $28.9 million or 2.4%.
Operating profit for the year ended 2015 was $72.1 million, compared to $87.7 million in 2014. Operating profit decreased by $18.5 million in the Advertising and Communications Group. Corporate operating expenses decreased by $2.9 million in 2015.
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
Advertising and Communications Group
Revenue was $1.33 billion for the year ended December 31, 2015, representing an increase of $102.7 million, or 8.4%, compared to revenue of $1.22 billion for the year ended December 31, 2014. Revenue from acquisitions for 2015 was $45.8 million or 3.7%, inclusive of a $0.8 million contribution to organic revenue growth. Excluding the effect of the acquisitions and disposition, revenue growth was $85.9 million or 7.0%, partially offset by a foreign exchange impact of $28.9 million or 2.4%.

The Company's revenue growth was attributable to new client wins and increased spend by existing clients. There was broad strength across most disciplines, with growth led by the Company's integrated advertising agencies, and media buying and planning platform, offset by a decline in the Company's promotions and experiential businesses. The promotions and experiential businesses were impacted by decreased billable pass-through costs incurred on the client’s behalf from the Company acting as principal which was due to a different mix of programs that had a smaller component of billable pass-through costs as compared to 2014. The Comapny's strongest client sectors were automobile, technology, consumer products, and healthcare, while revenue in the the financial and retail sectors declined.
Revenue growth was driven by the Company’s business in the North American region primarily consisting of revenue from acquisitions of $33.5 million or 2.7%, as well as revenue growth excluding acquisitions of $58.1 million or 4.7% from the United States, partially offset by foreign exchange impact of $20.6 million or 1.7% in Canada. The revenue growth derived outside of the North American region was comprised of revenue from acquisitions of $10.9 million or 0.9%. Revenue growth excluding acquisitions was $29.9 million or 2.4%, partially offset by foreign exchange impact of $8.3 million or 0.7%. In 2015, approximately 8.5% of the Company's total revenue came from outside of North America, up from approximately 6.5% in 2014.
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), defined in Item 7. For the year ended December 31, 2015 organic revenue growth was $86.7 million or 7.1%, of which $85.9 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, while the remaining $0.8 million were contributions from acquisitions. The increase in revenue was also a result of non-GAAP acquisition (disposition) net adjustments of $46.3 million or 3.8%, which was partially offset by a foreign exchange impact of $30.2 million or 2.5%.
The components of the change in revenues for the year ended December 31, 2015 are as follows:

		2015 Non-GAAP Activity				Change
Advertising and Communications Group	2014 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2015 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$993.5	$—	$28.2	$63.4	$1,085.1	—%	2.8%	6.4%	9.2%
Canada	150.4	(20.6)	1.4	(2.1)	129.0	(13.7)%	0.9%	(1.4)%	(14.2)%
Other	79.6	(9.6)	16.7	25.4	112.2	(12.1)%	21.0%	31.9%	40.8%
Total	$1,223.5	$(30.2)	$46.3	$86.7	$1,326.3	(2.5)%	3.8%	7.1%	8.4%
The below is a reconciliation by segment between the non-GAAP acquisitions (dispositions), net to revenue from acquired businesses included in the Statement of Operations for the year ended December 31, 2015:

	Reportable Segment	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$31.4	$14.4	$45.8
Foreign exchange impact	1.3	—	1.3
Deductions from (contributions to) organic revenue growth (decline) (2)	4.9	(5.7)	(0.8)
Non-GAAP acquisitions (dispositions), net	$37.6	$8.7	$46.3

(1)	For the year ended December 31, 2015, revenue from acquisitions was comprised of $32.0 million from 2014 acquisitions and $13.8 million from 2015 acquisitions.

(2)
Deductions from (contributions to) organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues for the years ended December 31, 2015 and 2014 are as follows:

Advertising and Communications Group	2015	2014
United States	81.8%	81.2%
Canada	9.7%	12.3%
Other	8.5%	6.5%
The Company's business outside of North America continued to be a driver of growth for the overall company, with organic revenue growth of 31.9%, primarily driven by new client wins and increased spend from existing clients as we extended the Company's capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. Additional revenue growth came from multiple acquisitions of firms that helped us expand the Company's capabilities in the advertising, public relations, and mobile development areas.
The adverse currency impact was primarily due to the weakening of the Canadian dollar, the British Pound, and the Euro against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,326.3		$1,223.5		$102.7	8.4%
Operating expenses
Cost of services sold	879.7	66.3%	798.5	65.3%	81.2	10.2%
Office and general expenses	258.8	19.5%	223.8	18.3%	35.0	15.7%
Depreciation and amortization	50.4	3.8%	45.4	3.7%	5.1	11.2%
	1,189.0	89.6%	1,067.7	87.3%	121.3	11.4%
Operating profit (loss)	$137.3	10.4%	$155.8	12.7%	$(18.5)	(11.9)%
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2015 and 2014 was as follows:

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
Operating profit for the Advertising and Communications Group in 2015 was $137.3 million compared to $155.8 million for 2014, with operating margins declining by approximately 240 basis points from 12.7% to 10.4%. The decrease in operating profit and margins was largely due to increases in staff costs as a percentage of revenue, an increase in expenses pertaining to deferred acquisition consideration adjustments, partially offset by a decrease in direct costs as a percentage of revenue.

Direct costs increased by $2.5 million, or 1.3%, and as a percentage of revenue declined from 15.8% to 14.7% as pass-through costs incurred on the clients’ behalf decreased, most notably in the promotions and experiential businesses in conjunction with their revenue decline.
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
Deferred acquisition consideration expense increased $19.9 million or 120.7% from $16.5 million in 2014 to $36.3 million in 2015. The aggregate out performance of certain Partner Firms as compared to forecasted expectations was at a higher magnitude as compared to the 2014 aggregate out performance as compared to forecasted expectations.
Stock-based compensation increased by $3.0 million but was consistent at approximately 1.0% of revenue.
Depreciation and amortization expense increased by $5.1 million primarily due to the impact of acquisitions.
Reportable Segment
Revenue was $1.10 billion for the year ended December 31, 2015, representing an increase of $110.4 million or 11.1%, compared to revenue of $991.2 million for the year ended December 31, 2014. This increase related to revenue from acquisitions of $31.4 million or 3.2%, as well as revenue growth of $98.7 million or 10.0% excluding the effect of the acquisitions. These increases were partially offset by a decrease in foreign exchange of $19.7 million or 2.0%.
The change in expenses as a percentage of revenue in the Reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,101.7		$991.2		$110.4	11.1%
Operating expenses
Cost of services sold	724.7	65.8%	631.6	63.7%	93.1	14.7%
Office and general expenses	208.8	19.0%	188.8	19.0%	20.1	10.6%
Depreciation and amortization	32.5	3.0%	30.6	3.1%	1.9	6.1%
	$966.1	87.7%	$851.0	85.9%	$115.1	13.5%
Operating profit	$135.6	12.3%	$140.2	14.1%	$(4.6)	(3.3)%
The change in the categories of expenses as a percentage of revenue in the Reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$132.4	12.0%	$110.8	11.2%	$21.6	19.5%
Staff costs (2)	634.2	57.6%	561.4	56.6%	72.8	13.0%
Administrative	138.8	12.6%	128.5	13.0%	10.3	8.0%
Deferred acquisition consideration	18.0	1.6%	11.2	1.1%	6.8	61.0%
Stock-based compensation	10.2	0.9%	8.6	0.9%	1.7	19.5%
Depreciation and amortization	32.5	3.0%	30.6	3.1%	1.9	6.1%
Total operating expenses	$966.1	87.7%	$851.0	85.9%	$115.1	13.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.

Operating profit for the Reportable segment for the year ended December 31, 2015 was $135.6 million, compared to $140.2 million for the year ended December 31, 2014. Operating margins from 14.1% in 2014 to 12.3% in 2015. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue, as well as increases in direct costs and deferred acquisition consideration expenses.
Direct costs increased $21.6 million or 19.5%, and as a percentage of revenue increased from 11.2% to 12.0% primarily due to the full year contribution of an acquisition with a high component of direct costs completed in the second half of 2014.
Staff costs increased by $72.8 million, or 13.0%, and as a percentage of revenue increased from 56.6% for the year ended December 31, 2014 to 57.6% for the year ended December 31, 2015. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower staffing decreases at other Partner Firms.
Deferred acquisition consideration was an expense of $18.0 million for the year ended December 31, 2015, compared to an expense of $11.2 million for the year ended December 31, 2014. The increase was due to larger out-performance relative to forecasted expectations of certain Partner Firms as compared to 2014.
Stock-based compensation remained consistent as a percentage of revenue at approximately 1%.
Depreciation and amortization expense also remained consistent as a percentage of revenue at approximately 3%.
All Other
Revenue was $224.6 million for the year ended December 31, 2015, representing a decrease of $7.7 million or 3.3%, compared to revenue of $232.3 million for the year ended December 31, 2014. This decrease related to revenue decline of $12.9 million or 5.5% excluding the effect of the acquisitions, as well as a decrease in foreign exchange of $9.2 million or 4.0%. These decreases were partially offset by revenue from acquisitions of $14.4 million or 6.2%.
The change in expenses as a percentage of revenue in the All Other for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$224.6		$232.3		$(7.7)	(3.3)%
Operating Expenses
Cost of services sold	155.0	69.0%	166.9	71.8%	(11.9)	(7.1)%
Office and general expenses	50.0	22.3%	35.0	15.1%	14.9	42.7%
Depreciation and amortization	17.9	8.0%	14.8	6.4%	3.2	21.6%
	$222.9	99.2%	$216.7	93.3%	$6.2	2.9%
Operating profit	$1.7	0.8%	$15.6	6.7%	$(13.9)	(89.1)%

The change in the categories of expenses as a percentage of revenue in the All Other segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$62.9	28.0%	$81.9	35.3%	$(19.0)	(23.2)%
Staff costs (2)	98.2	43.7%	91.4	39.3%	6.8	7.5%
Administrative	20.6	9.2%	19.8	8.5%	0.8	4.1%
Deferred acquisition consideration	18.4	8.2%	5.3	2.3%	13.1	246.3%
Stock-based compensation	4.8	2.1%	3.5	1.5%	1.4	38.9%
Depreciation and amortization	17.9	8.0%	14.8	6.4%	3.2	21.6%
Total operating expenses	$222.9	99.2%	$216.7	93.3%	$6.2	2.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the All Other segment for the year ended December 31, 2015 was $1.7 million, compared to $15.6 million for the year ended December 31, 2014. Operating margins decreased from 6.7% in 2014 to 0.8% in 2015. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue and an increase in deferred acquisition consideration expenses, partially offset by a decrease in direct costs.
Direct costs decreased by $19.0 million, or 23.2%, and as a percentage of revenue declined from 35.3% to 28.0% as pass-through costs incurred on the clients’ behalf decreased, most notably in the promotions and experiential businesses in conjunction with their revenue decline.
Staff costs increased by $6.8 million, or 7.5%, and as a percentage of revenue increased from 39.3% for the year ended December 31, 2014 to 43.7% for the year ended December 31, 2015. The increase in staff costs was primarily due to additional contributions from an acquisition, in addition to increased headcount driven by certain Partner Firms to support the growth of their businesses. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower staffing decreases at other Partner Firms.
Deferred acquisition consideration was an expense of $18.4 million for the year ended December 31, 2015, compared to an expense of $5.3 million for the year ended December 31, 2014. The increase was due to larger out-performance relative to forecasted expectations of certain Partner Firms as compared to 2014.
Stock-based compensation remained consistent as a percentage of revenue at approximately 2%.
Depreciation and amortization expense increased by $3.2 million or 21.6% driven by an acquisition completed during 2015.
Corporate Group
The change in operating expenses for the years ended December 31, 2015 and 2014 was as follows:

			Variance
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

First, the increase in staff costs was due to a one-time charge of $5.8 million in 2015 for the balance of the prior year cash bonus awards that were previously paid to the Company’s former CEO and former CAO, but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. This one-time charge was offset by a general reduction of staff costs of $1.3 million in 2015, and a reduction in stock-based compensation expense of $2.9 million in 2015, each as compared to 2014.
Second, there was a meaningful decrease in administrative costs of $4.5 million in 2015, which was due to the following cost reductions as compared to 2014: (i) travel and entertainment expenses of $2.8 million, (ii) advertising and promotional expenses of $2.5 million, (iii) legal expenses of $1.1 million (excluding legal fees related to the ongoing SEC inquiry), and (iv) various other administrative expenses of $0.6 million.  The foregoing reductions in administrative costs were impacted by other one-time items, including the following: (a) a reduction in administrative costs of $11.3 million as a result of repayments the Company received from the Company’s former CEO; (b) incurrence of $12.7 million of legal fees related to the ongoing SEC inquiry (net of $1.0 million insurance proceeds); and (c) the write off of certain assets related to the termination of the former CEO and former CAO of $1.1 million.
Other Income, Net
Other income, net, increased by $6.5 million from income of $0.7 million in 2014 to income of $7.2 million in 2015. The increase related to the 2015 gain on sale of certain equity and cost method investments.
Foreign Exchange
The foreign exchange loss was $39.3 million for 2015, compared to a loss of $18.5 million recorded in 2014. This unrealized loss was due primarily to the fluctuation in the U.S. dollar during 2015 and 2014 compared to the Canadian dollar relating to the Company’s U.S. dollar denominated intercompany balances with its Canadian subsidiaries.
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
Income Tax Expense
Income tax expense in 2015 was $5.7 million compared to $12.4 million for 2014. The Company’s effective rate was substantially higher than the statutory rate in 2015, primarily due to non-deductible stock-based compensation, an increase in the valuation allowance, and the effect of the difference in the U.S. and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2014 due to non-deductible stock-based compensation, an increase in the Company’s valuation allowance, and the effect of the differences in the U.S. and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges.
The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of profits, while noncontrolling holders are responsible for taxes on their share of the profits.
Equity in Earnings of Non-Consolidated Affiliates
Equity in non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. In 2015, the Company recorded earnings of $1.1 million compared to earnings of $1.4 million in 2014.
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

Liquidity and Capital Resources
The following table provides information about the Company’s liquidity position:

Liquidity	2016	2015	2014

	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$27,921	$61,458	$113,348
Working capital (deficit)	$(313,239)	$(417,997)	$(275,987)
Cash from operating activities	$5,424	$162,805	$127,523
Cash used in investing activities	$(25,196)	$(29,893)	$(99,686)
Cash used in financing activities	$(15,893)	$(190,020)	$(15,428)
Ratio of long-term debt to shareholders’ deficit	(1.86)	(1.50)	(2.09)
As of December 31, 2016, 2015 and 2014, $5.3 million, $5.2 million, and $6.5 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Agreement by using available cash.
Working Capital
At December 31, 2016, the Company had a working capital deficit of $313.2 million compared to a deficit of $418.0 million at December 31, 2015. Working capital deficit decreased by $104.8 million primarily due to the net proceeds from the issuance of the 6.50% Notes, offset by the redemption of the 6.75% Notes, payments of deferred acquisition consideration and from a mix shift in the media business. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At December 31, 2016, the Company had $54.4 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accruals and other liabilities. During 2016, 2015 and 2014, the Company made distributions to these noncontrolling interest holders of $7.8 million, $9.5 million and $6.5 million, respectively. At December 31, 2016, $4.2 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Operating Activities
Cash flows provided by continuing operations for 2016 were $5.4 million. This was attributable primarily to depreciation and amortization of $55.6 million, goodwill impairment of $48.5 million, a loss on the redemption of the 6.75% Notes of $26.9 million, stock-based compensation of $21.0 million, a net decrease in other and non-current assets and liabilities of $13.5 million, a decrease in expenditures billable to clients of $13.0 million, an increase in advanced billings of $11.4 million, adjustments to deferred acquisition consideration of $8.2 million, and losses of non-consolidated affiliates of $0.3 million. This was partially offset by a decrease in accounts payable, accruals and other current liabilities of $103.4 million primarily driven by the timing of payments to suppliers, a loss from continuing operations of $42.7 million, an increase in accounts receivable of $16.8 million, an increase in prepaid expenses and other current assets of $13.6 million, foreign exchange of $8.2 million, deferred income taxes of $7.9 million, and a gain on the sale of assets of $0.4 million.
Cash flows provided by continuing operations for 2015 were $164.1 million. This was attributable primarily to an increase in accounts payable, accruals and other current liabilities of $76.5 million, depreciation and amortization of $54.5 million, adjustments to deferred acquisition consideration of $38.9 million, foreign exchange of $30.2 million, stock-based compensation of $17.8 million, a decrease in other and non-current assets and liabilities of $4.7 million, deferred income taxes of $1.8 million, and an decrease in prepaid expenses and other current assets of $1.6 million. This was partially offset by an decrease in advanced billings of $23.5 million, a loss from continuing operations of $22.0 million, a gain on sale of investments of $6.5 million, an increase in accounts receivable of $4.8 million, an increase in expenditures billable to clients of $3.9 million, and earnings of non-consolidated affiliates of $1.1 million. Discontinued operations used cash of $1.3 million.
Cash flows provided by continuing operations for 2014 were $129.4 million. This was attributable primarily to an increase in accounts payable, accruals and other current liabilities of $51.1 million, depreciation and amortization of $49.4 million, a decrease in expenditures billable to clients of $23.4 million, adjustments to deferred acquisition consideration of $18.7 million, stock-based compensation of $17.7 million, foreign exchange of $14.8 million, deferred income taxes of $11.0 million, and income from continuing operations of $4.1 million. This was partially offset by an increase in accounts receivable of $35.8 million, a decrease in advanced billings of $13.8 million, an increase in other and non-current assets and liabilities of $7.8 million, an increase in prepaid expenses and other current assets of $1.9 million, and earnings of non-consolidated affiliates of $1.4 million. Discontinued operations used cash of $1.8 million.
Investing Activities
Cash flows used in investing activities were $25.2 million for 2016, compared with $29.9 million for 2015, and $99.7 million in 2014.
In the year ended December 31, 2016, capital expenditures totaled $29.4 million, of which $26.9 million was incurred by the Reportable segment and $2.5 million was incurred by the All Other segment. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $3.8 million for other investments and $2.5 million for deposits on capital expenditures not yet placed into service. These outflows were partially offset by $7.4 million of profit distributions from non-consolidated affiliates, $2.5 million of net cash acquired from acquisitions and $0.7 million of proceeds from the sale of assets.
In the year ended December 31, 2015, capital expenditures totaled $23.6 million, of which $21.4 million was incurred by the Reportable segment, $1.8 million was incurred by the All Other segment, and $0.4 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $24.8 million, net of cash acquired, for acquisitions and $7.3 million for other investments. These outflows were partially offset by $8.6 million of proceeds from the sale of assets. The Company also received $17.1 million of cash proceeds in 2015 from the sale of Accent.
In the year ended December 31, 2014, capital expenditures totaled $26.4 million, of which $23.3 million was incurred by the Reportable segment, $1.8 million was incurred by the All Other segment, and $1.3 million was incurred by corporate. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $68.3 million, net of cash acquired for acquisitions and $6.3 million for other investments. These outflows were partially offset by $3.4 million of profit distributions from non-consolidated affiliates and $0.1 million of proceeds from the sale of assets and investments. Discontinued operations used cash of $2.1 million in 2014 related to capital expenditures.
Financing Activities
During the year ended December 31, 2016, cash flows used in financing activities were $15.9 million, and consisted of the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $135.7 million of acquisition related payments, payment of dividends of $32.9 million, $21.6 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, distributions to noncontrolling partners of $7.8 million, $6.6 million of cash overdrafts, the purchase of treasury shares for income tax withholding requirements of $3.4 million, and repayments of long-term debt of $0.5 million. These amounts were partially offset by $900.0 million in proceeds from the issuance of the 6.50% Notes and $54.4 million in net borrowings under the Credit Agreement.
During the year ended December 31, 2015, cash flows used in financing activities were $190.0 million, and consisted of $134.1 million of acquisition related payments, payment of dividends of $42.3 million, distributions to noncontrolling partners of $9.5 million, the purchase of treasury shares for income tax withholding requirements of $2.4 million, cash overdrafts of $1.4 million, and repayments of long-term debt of $0.5 million. These amounts were partially offset by proceeds from other financing activities of $0.2 million.
During the year ended December 31, 2014, cash flows used in financing activities were $15.4 million, and consisted of $78.3 million of acquisition related payments, payment of dividends of $37.7 million, distributions to noncontrolling partners of $6.5 million, the purchase of treasury shares for income tax withholding requirements of $5.4 million, deferred financing costs of $3.7 million, and repayments of long-term debt of $0.7 million. These amounts were partially offset by proceeds from the issuance of additional 6.75% Notes of $78.9 million, cash overdrafts of $37.8 million, and proceeds from other financing activities of $0.1 million.
Total Debt
6.50% Senior Notes Due 2024
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of its $900 million aggregate principal amount of 6.50% senior unsecured notes due 2024. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the ’33 Act. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
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
Debt, net of debt issuance costs, as of December 31, 2016 was $936.4 million, an increase of $213.4 million, compared with $723.0 million outstanding at December 31, 2015. This increase in debt was a result of proceeds received from the 6.50% Notes of $900.0 million and net borrowings under the Credit Agreement of $54.4 million, partially offset by the repayment of the 6.75% Notes of $735.0 million and additional incremental debt issuance costs, net of amortization of $5.8 million. At December 31, 2016, approximately $266.2 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2016, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2016
Total Senior Leverage Ratio	0.28
Maximum per covenant	2.00
Total Leverage Ratio	5.03
Maximum per covenant	5.50
Fixed Charges Ratio	1.95
Minimum per covenant	1.00
Earnings before interest, taxes, depreciation and amortization	$190.4 million
Minimum per covenant	$105.0 million
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

Disclosure of Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2016 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Indebtedness (1)	$954,425	$—	$—	$54,425	$900,000
Capital lease obligations	431	228	177	26	—
Operating leases	391,847	57,294	107,303	92,765	134,485
Interest on debt	429,040	58,520	117,018	117,002	136,500
Deferred acquisition consideration (2)	229,564	108,290	80,452	40,822	—
Other long-term liabilities	14,176	5,530	7,721	925	—
Total contractual obligations (3)	$2,019,483	$229,862	$312,671	$305,965	$1,170,985

(1)	Indebtedness includes $54,425 of borrowings under the Credit Agreement due in 2021.

(2)
Deferred acquisition consideration excludes future payments with an estimated fair value of $36,437 that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $3,535 will be paid in less than one year, $11,717 will be paid in one to three years, $18,077 will be paid in three to five years, and $3,108 will be paid after five years.

(3)	Pension obligations of $16,257 are not included since the timing of payments are not known.
The following table provides a summary of other commercial commitments (in thousands) at December 31, 2016:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	$4,360	4,360	—	—	—
Total Other Commercial Commitments	$4,360	$4,360	$—	$—	$—
For further detail on MDC’s long-term debt principal and interest payments, see Note 11 Debt and Note 16 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Form 10-K. See also “Deferred Acquisition Consideration” and “Other-Balance Sheet Commitments” below.
Capital Resources
At December 31, 2016, there were $54.4 million of borrowings under the Credit Agreement and $4.4 million of undrawn outstanding letters of credit. Cash and undrawn commitments available to support the Company’s future cash requirements at December 31, 2016 was approximately $294.1 million.
The Company expects to incur approximately $28.0 million of capital expenditures in 2017. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company spends capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.
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
In connection with such contingent purchase obligations, the Company may have the option or, in some cases, the requirement, to purchase the remaining interest. Generally, the Company’s option or requirement to purchase the incremental ownership interest coincides with the final payment of the purchase price obligation related to the Company’s initial majority acquisition. If the Company subsequently acquires the remaining incremental ownership interest, the acquisition fair value of the purchase price, net of any cash paid at closing, is recorded as a liability, any noncontrolling interests are removed and any difference between the purchase price and noncontrolling interest is recorded to additional paid-in capital.
The deferred acquisition consideration and redeemable noncontrolling interests are impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance, and (iii) amendments to purchase agreements of previously acquired incremental ownership interests. As it relates to the acquisition of Forsman & Bodenfors AB completed in 2016, the deferred acquisition is impacted by the market performance of the Company’s stock price. Redeemable noncontrolling interests are not adjusted below the related initial redemption value. Significant changes in actual results and metrics, such as profit margins and growth rates among others, relative to expectations would result in a higher or lower redemption value adjustment. In addition, the deferred acquisition consideration and redeemable noncontrolling interests could be materially impacted by future acquisition activity, if any, and the particular structure of such acquisitions.
As a result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the deferred acquisition consideration and redeemable noncontrolling interests.

The following table presents the changes in the deferred acquisition consideration by segment for the years ended December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Reportable Segment	All Other	Total	Reportable Segment	All Other	Total
Beginning Balance of contingent payments	$213,211	$93,523	$306,734	$112,635	$59,592	$172,227
Payments (1)	(66,759)	(38,410)	(105,169)	(62,461)	(14,840)	(77,301)
Additions (2)	16,132	—	16,132	142,800	31,730	174,530
Redemption value adjustments (3)	11,683	2,247	13,930	20,493	21,143	41,636
Other (4)	(2,360)	(4,052)	(6,412)	—	—	—
Foreign translation adjustment	(1,762)	1,301	(461)	(256)	(4,102)	(4,358)
Ending Balance of contingent payments	170,145	54,609	224,754	213,211	93,523	306,734
Fixed payments (5)	3,596	1,214	4,810	32,780	7,590	40,370
	$173,741	$55,823	$229,564	$245,991	$101,113	$347,104

(1)
For the year ended December 31, 2016, payments include $10.5 million of deferred acquisition consideration settled through the issuance of 691,559 MDC Class A subordinate voting shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment. For the year ended December 31, 2016, redemption value adjustments include $2.4 million of expense related to 100,000 MDC Class A subordinate voting shares to be issued.

(4)
Other is comprised of (i) $2.4 million transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares that are contingent on specific thresholds of future earnings that management expects to be attained; and, (ii) $4.1 million of contingent payments eliminated through the acquisition of incremental ownership interests.

(5)
The reduction in the fixed payments for the year ended December 31, 2016, was attributable to payments of approximately $40.1 million, partially offset by redemption value and foreign translation adjustments.

Deferred acquisition consideration excludes future payments with an estimated fair value of $36.4 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $3.5 million will be paid in the current year, $11.7 million will be paid in one to three years, $18.1 million will be paid in three to five years, and $3.1 million will be paid after five years.
Put Rights of Subsidiaries’ Noncontrolling Shareholders
As noted above, noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2017 to 2023. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such contractual rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2016 perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $12.5 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $43.1 million only upon termination of such owner's employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $4.6 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), proceeds from the anticipated closing of the sale of the Preference Shares, and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.2 million of the estimated $12.5 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.9 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2017	2018	2019	2020	2021 & Thereafter	Total

	(Dollars in Millions)
Cash	$3.2	$3.0	$2.0	$2.6	$1.6	$12.4
Shares	—	—	0.1	—	—	0.1
	$3.2	$3.0	$2.1	$2.6	$1.6	$12.5	(1)
Operating income before depreciation and amortization to be received (2)	$2.8	$0.9	$0.1	$1.1	$—	$4.9
Cumulative operating income before depreciation and amortization (3)	$2.8	$3.7	$3.8	$4.9	$4.9		(5)

(1)
This amount is in addition to $43.1 million of (i) options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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

Transactions With Related Parties
Employee Relationships
Scott L. Kauffman is Chairman and Chief Executive Officer of the Company. His daughter, Sarah Kauffman, has been employed by Partner Firm kbs since July 2011, and currently acts as Director of Operations, Attention Partners. In 2016 and 2015, her total compensation, including salary, bonus and other benefits, totaled approximately $145,000 and $125,000, respectively. Her compensation is commensurate with that of her peers.
The Company’s Board of Directors, through its Audit Committee, reviewed and approved this related party transaction.
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
Estimates.  The preparation of the Company’s financial statements in conformity with “U.S. GAAP,” requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities (including goodwill, intangible assets, redeemable noncontrolling interests and deferred acquisition consideration), valuation allowances for receivables, deferred income tax assets and stock-based compensation, as well as the reported amounts of revenue and expenses during the reporting period. The statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.
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
Business Combinations.  The Company has historically made, and expects to continue to make, selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment. Due to the nature of advertising, marketing and corporate communications services companies, the companies acquired frequently have significant identifiable intangible assets, which primarily consist of customer relationships. The Company has determined that certain intangibles (trademarks) have an indefinite life, as there are no legal, regulatory, contractual, or economic factors that limit the useful life.
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
For the annual impairment testing the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing the two-step goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the two-step goodwill impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired and additional analysis is not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the goodwill impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company’s goodwill impairment test uses the income approach to estimate a reporting unit’s fair value. The income approach is based on a discounted cash flow (“DCF”) method, which requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed as part of the Company’s routine long-range planning process using projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit (for example, size). The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. The assumptions used for the long-term growth rate and WACC in the annual goodwill impairment tests are as follows:

	October 1,
	2016	2015
Long-term growth rate	3%	3%
WACC	10.39% - 13.45%	8.92% - 11.95%
The Company’s reporting units vary in size with respect to revenue and operating profits. These differences drive variations in fair value of the reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds the carrying amount of the reporting units. The reporting unit goodwill balances vary by reporting unit primarily because it relates specifically to the Partner Firm’s goodwill which was determined at the date of acquisition.
Under the second step of the goodwill impairment test, the Company utilizes both a market approach and income approach to estimate the implied fair value of a reporting unit’s goodwill. For the market approach, the Company utilizes both the guideline public company method and the precedent transaction method. For the income approach, the Company utilizes a DCF method. The Company weights the market and income approaches to arrive at an implied fair value of goodwill. If the Company determines that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
For the 2015 annual goodwill impairment testing, the Company had 13 reporting units. All of the reporting units were subject to the two-step test. As the fair value of all reporting units were in excess of their respective carrying amounts, there was no impairment of goodwill. The range of the excess of the fair value over the carrying amount was from 7% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, one reporting unit, which was comprised of the marketing experiential businesses, was at risk of failing.
The Company noted no significant events or conditions during the first and second quarter of 2016 that would have affected the conclusions from the annual assessment. During the third quarter of 2016, the Company changed its operating segments, as a result of the management structure change as discussed in Note 14, which resulted in a corresponding change to the Company’s reporting units. Each Partner Firm now represents an operating segment as well as a reporting unit for goodwill impairment testing. As a result of the changes in the reporting units, the Company performed further analysis to assess whether the results of the 2015 testing would have been different had it been performed at the Partner Firm level. This change in operating segments, coupled with a decline in operating performance required the Company to perform interim goodwill testing on one of its experiential reporting units. Additionally, a triggering event occurred during the third quarter of 2016 that required the Company to perform interim goodwill testing on one non-material reporting unit. These two reporting units failed the first step of the goodwill impairment testing, and the second step of the goodwill impairment testing resulted in a partial impairment of goodwill of $27,893 and $1,738 relating to the experiential reporting unit and non-material reporting unit, respectively. See Note 8 for further information.
For the 2016 annual goodwill impairment test, the Company had 31 reporting units, all of which were subject to the two-step test.
For the 2016 annual goodwill impairment test, the carrying amount of one of the Company’s strategic communications reporting unit exceeded its fair value and the second step of the goodwill impairment test was performed, resulting in a partial impairment of goodwill of $18,893. The fair value for all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill. The range of the excess of the fair value over the carrying amount was from 5% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, the non-material reporting unit for which a partial impairment of goodwill was recorded during the third quarter of 2016 would be at risk of failing; however, there were no events or circumstances that would more likely than not reduce the fair value of such reporting unit below its respective carrying value between the interim and annual goodwill impairment testing performed.
The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. The Company will monitor its reporting units to determine if there is an indicator of potential impairment. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Subsequent to the annual impairment test at October 1, 2016, there were no events or circumstances that triggered the need for an interim impairment test.
Redeemable Noncontrolling Interests.  The noncontrolling interest shareholders of certain subsidiaries have the right to require the Company to acquire their ownership interests under certain circumstances pursuant to a contractual arrangement and the Company has similar call options under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise and the growth rate of the earnings of the relevant subsidiary through the date of exercise.
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
Interest Expense.  Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% Notes; the Company’s 6.50% Notes; and the Company’s revolving Credit Agreement. The Company uses the effective interest method to amortize the deferred financing costs on the 6.50% Notes and previously outstanding 6.75% Notes as well as the original issue premium on the previously outstanding 6.75% Notes and the straight-line method to amortize the deferred financing costs related to the revolving Credit Agreement.
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
Debt Instruments:  At December 31, 2016, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $54.4 million borrowings under the Credit Agreement, as of December 31, 2016, a 1% increase or decrease in the weighted average interest rate, which was 4.50% at December 31, 2016, would have an interest impact of $0.5 million.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to the Consolidated Financial Statements. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.7 million.
Impairment Risk:  At December 31, 2016, the Company had goodwill of $844.8 million and other intangible assets of $85.1 million. The Company will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually on October 1, to determine if the Company incurs any declines in the value of its capital investment. As discussed in Note 2 and Note 8 of the Notes to the Consolidated Financial Statements included herein, for the year ended December 31, 2016, the Company recorded goodwill impairment of $48.5 million. Additionally, the Company may incur additional impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data
MDC PARTNERS INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDC Partners Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, in 2016 the Company changed its methods of accounting related to the classification of deferred income taxes due to the adoption of Accounting Standards Update No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes and the presentation of debt issuance costs due to the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA LLP
New York, New York
March 1, 2017

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except per Share Amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Services	$1,385,785	$1,326,256	$1,223,512
Operating Expenses:
Cost of services sold	936,133	879,716	798,518
Office and general expenses	306,251	322,207	290,073
Depreciation and amortization	46,446	52,223	47,172
Goodwill impairment	48,524	—	—
	1,337,354	1,254,146	1,135,763
Operating income	48,431	72,110	87,749
Other Income (Expenses):
Other, net	414	7,238	689
Foreign exchange loss	(213)	(39,328)	(18,482)
Interest expense and finance charges	(65,858)	(57,903)	(55,265)
Loss on redemption of Notes	(33,298)	—	—
Interest income	808	467	418
	(98,147)	(89,526)	(72,640)
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(49,716)	(17,416)	15,109
Income tax (benefit) expense	(7,301)	5,664	12,422
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	(42,415)	(23,080)	2,687
Equity in earnings (losses) of non-consolidated affiliates	(309)	1,058	1,406
Income (loss) from continuing operations	(42,724)	(22,022)	4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,281)	(21,260)
Net loss	(42,724)	(28,303)	(17,167)
Net income attributable to the noncontrolling interests	(5,218)	(9,054)	(6,890)
Net loss attributable to MDC Partners Inc.	$(47,942)	$(37,357)	$(24,057)
Loss Per Common Share:
Basic and Diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.93)	$(0.62)	$(0.06)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.13)	(0.43)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.93)	$(0.75)	$(0.49)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	51,345,807	49,875,282	49,545,350

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$14,237	$11,710	$9,883
Office and general expenses	6,766	6,086	7,813
Total	$21,003	$17,796	$17,696
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2016	2015	2014
Comprehensive Loss
Net loss	$(42,724)	$(28,303)	$(17,167)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(4,586)	9,564	1,736
Benefit plan adjustment, net of income tax benefit, nil for 2016, nil for 2015, and income tax benefit of $1,112 for 2014	(3,101)	(423)	(10,403)
Other comprehensive income (loss)	(7,687)	9,141	(8,667)
Comprehensive loss for the year	(50,411)	(19,162)	(25,834)
Comprehensive income attributable to the noncontrolling interests	(5,612)	(4,186)	(5,178)
Comprehensive loss attributable to MDC Partners Inc.	$(56,023)	$(23,348)	$(31,012)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$27,921	$61,458
Cash held in trusts	5,341	5,122
Accounts receivable, less allowance for doubtful accounts of $1,523 and $1,306	388,340	361,044
Expenditures billable to clients	33,118	44,012
Other current assets	34,862	22,728
Total Current Assets	489,582	494,364
Fixed assets, at cost, less accumulated depreciation of $105,134 and $96,554	78,377	63,557
Investment in non-consolidated affiliates	4,745	6,263
Goodwill	844,759	870,301
Other intangible assets, net	85,071	72,382
Deferred tax assets	41,793	29,748
Other assets	33,051	41,010
Total Assets	$1,577,378	$1,577,625
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$251,456	$359,568
Trust liability	5,341	5,122
Accruals and other liabilities	303,581	297,701
Advance billings	133,925	119,100
Current portion of long-term debt	228	470
Current portion of deferred acquisition consideration	108,290	130,400
Total Current Liabilities	802,821	912,361
Long-term debt, less current portion	936,208	728,413
Long-term portion of deferred acquisition consideration	121,274	216,704
Other liabilities	56,012	44,905
Deferred tax liabilities	103,443	92,844
Total Liabilities	2,019,758	1,995,227
Redeemable Noncontrolling Interests (Note 2)	60,180	69,471
Commitments, Contingencies and Guarantees (Note 16)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 52,798,303 and 49,986,705 shares issued and outstanding in 2016 and 2015, respectively	317,783	269,841
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2016 and 2015, respectively, convertible into one Class A share	1	1
Shares to be issued, 100,000 shares in 2016	2,360	—
Charges in excess of capital	(311,581)	(315,261)
Accumulated deficit	(574,932)	(526,990)
Accumulated other comprehensive income (loss)	(1,824)	6,257
MDC Partners Inc. Shareholders’ Deficit	(568,193)	(566,152)
Noncontrolling Interests	65,633	79,079
Total Shareholders’ Deficit	(502,560)	(487,073)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,577,378	$1,577,625
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(42,724)	$(28,303)	$(17,167)
Loss from discontinued operations	—	(6,281)	(21,260)
Income (loss) from continuing operations	(42,724)	(22,022)	4,093
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	21,003	17,796	17,696
Depreciation	22,293	18,871	16,462
Amortization of intangibles	24,153	33,352	30,710
Amortization of deferred finance charges and debt discount	9,135	2,270	2,247
Goodwill impairment	48,524	—	—
Loss on redemption of Notes	26,873	—	—
Adjustment to deferred acquisition consideration	8,227	38,887	18,652
Deferred income taxes	(7,935)	1,824	10,963
Gain on sale of assets	(424)	(6,526)	—
Earnings (losses) of non-consolidated affiliates	309	(1,058)	(1,406)
Other and non-current assets and liabilities	13,527	4,680	(7,805)
Foreign exchange	(8,240)	30,185	14,821
Changes in working capital:
Accounts receivable	(16,752)	(4,796)	(35,800)
Expenditures billable to clients	13,048	(3,879)	23,351
Prepaid expenses and other current assets	(13,608)	1,550	(1,949)
Accounts payable, accruals and other current liabilities	(103,382)	76,521	51,120
Advance billings	11,397	(23,508)	(13,805)
Cash flows provided by continuing operating activities	5,424	164,147	129,350
Discontinued operations	—	(1,342)	(1,827)
Net cash provided by operating activities	5,424	162,805	127,523
Cash flows used in investing activities:
Capital expenditures	(29,432)	(23,575)	(26,416)
Deposits	(2,528)	—	—
Proceeds from sale of assets	666	8,631	85
Acquisitions, net of cash acquired	2,531	(24,778)	(68,344)
Distributions from non-consolidated affiliates	7,402	—	3,409
Other investments	(3,835)	(7,272)	(6,312)
Cash flows used in continuing investing activities	(25,196)	(46,994)	(97,578)
Discontinued operations	—	17,101	(2,108)
Net cash used in investing activities	(25,196)	(29,893)	(99,686)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2016	2015	2014
Cash flows used in financing activities:
Proceeds from issuance of 6.50% Notes	900,000	—	—
Repayment of 6.75% Notes	(735,000)	—	—
Proceeds from issuance of 6.75% Notes	—	—	78,937
Repayments of revolving credit facility	(1,790,108)	(703,020)	(378,985)
Proceeds from revolving credit facility	1,844,533	703,020	378,985
Acquisition related payments	(135,693)	(134,056)	(78,322)
Cash overdrafts	(6,636)	(1,410)	37,835
Distributions to noncontrolling interests	(7,772)	(9,503)	(6,523)
Payment of dividends	(32,918)	(42,313)	(37,698)
Repayment of long-term debt	(507)	(534)	(656)
Premium paid on redemption of Notes	(26,873)	—	—
Deferred financing costs	(21,569)	—	(3,659)
Purchase of shares	(3,350)	(2,388)	(5,414)
Other	—	224	112
Cash flows used in continuing financing activities	(15,893)	(189,980)	(15,388)
Discontinued operations	—	(40)	(40)
Net cash used in financing activities	(15,893)	(190,020)	(15,428)
Effect of exchange rate changes on cash and cash equivalents	2,128	5,218	(1,068)
(Decrease) increase in cash and cash equivalents	(33,537)	(51,890)	11,341
Cash and cash equivalents at beginning of year	61,458	113,348	102,007
Cash and cash equivalents at end of year	$27,921	$61,458	$113,348
Supplemental disclosures:
Cash income taxes paid	$2,895	$1,887	$431
Cash interest paid	$64,671	$52,666	$49,253
Change in cash held in trusts	$219	$(1,297)	$6,419
Non-cash transactions:
Capital leases	$265	$140	$773
Note receivable exchanged for shares of subsidiary	$—	$—	$1,746
Dividends payable	$739	$912	$1,347
Deferred acquisition consideration settled through issuance of shares	$10,458	$—	$—
Value of shares issued for acquisition	$34,219	$—	$—
Leasehold improvements paid for by landlord	$7,250	$—	$—
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(465,576)	$(55)	$(797)	$(329,700)	$53,088	$(276,612)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(24,057)	—	—	(24,057)	—	(24,057)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(6,955)	(6,955)	(1,712)	(8,667)
Shares acquired and canceled	(216,004)	(5,414)	—	—	—	—	—	—	—	—	—	(5,414)	—	(5,414)
Issuance of restricted stock	761,686	7,661	—	—	—	—	(7,661)	—	—	—	—	—	—	—
Stock subscription receipts	—	—	—	—	—	—	—	—	—	55	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	9,868	—	—	—	—	9,868	—	9,868
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(38,850)	—	—	—	—	(38,850)	—	(38,850)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(8,992)	—	—	—	—	(8,992)	(8,839)	(17,831)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	50,118	50,118
Dividends paid and to be paid	—	—	—	—	—	—	(37,244)	—	—	—	—	(37,244)	—	(37,244)
Other	42,000	915	—	—	(42,000)	(424)	(437)	—	—	—	—	54	—	54
Transfer to charges in excess of capital	—	—	—	—	—	—	83,316	(83,316)	—	—	—	—	—	—
Balance at December 31, 2014	$49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(489,633)	$—	$(7,752)	$(441,235)	$92,655	$(348,580)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(489,633)	$—	$(7,752)	$(441,235)	$92,655	$(348,580)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(37,357)	—	—	(37,357)	—	(37,357)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	14,009	14,009	(4,868)	9,141
Issuance of restricted stock	365,873	6,069	—	—	—	—	(6,069)	—	—	—	—	—	—	—
Shares acquired and canceled	(96,777)	(2,388)	—	—	—	—	—	—	—	—	—	(2,388)	—	(2,388)
Options exercised	37,500	343	—	—	—	—	(119)	—	—	—	—	224	—	224
Stock-based compensation	—	—	—	—	—	—	8,437	—	—	—	—	8,437	—	8,437
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,809)	—	—	—	—	(22,809)	—	(22,809)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(42,780)	—	—	—	—	(42,780)	(8,708)	(51,488)
Dividends paid and to be paid	—	—	—	—	—	—	(42,253)	—	—	—	—	(42,253)	—	(42,253)
Transfer to charges in excess of capital	—	—	—	—	—	—	105,593	(105,593)	—	—	—	—	—	—
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(526,990)	$—	$6,257	$(566,152)	$79,079	$(487,073)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(526,990)	$—	$6,257	$(566,152)	$79,079	$(487,073)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(47,942)	—	—	(47,942)	—	(47,942)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(8,081)	(8,081)	394	(7,687)
Deferred acquisition consideration settled through issuance of shares	691,559	10,458	—	—	100,000	2,360	—	—	—	—	—	12,818	—	12,818
Issuance of restricted stock and stock options	425,915	6,615	—	—	—	—	(6,615)	—	—	—	—	—	—	—
Shares issued, acquisition	1,900,000	34,219	—	—	—	—	—	—	—	—	—	34,219	—	34,219
Shares acquired and canceled	(205,876)	(3,350)	—	—	—	—	—	—	—	—	—	(3,350)	—	(3,350)
Stock-based compensation	—	—	—	—	—	—	10,662	—	—	—	—	10,662	—	10,662
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	9,604	—	—	—	—	9,604	—	9,604
Changes in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	22,776	—	—	—	—	22,776	(13,840)	8,936
Dividends paid and to be paid	—	—	—	—	—	—	(32,747)	—	—	—	—	(32,747)	—	(32,747)
Transfer to charges in excess of capital	—	—	—	—	—	—	(3,680)	3,680	—	—	—	—	—	—
Balance at December 31, 2016	52,798,303	$317,783	3,755	$1	100,000	$2,360	$—	$(311,581)	$(574,932)	$—	$(1,824)	$(568,193)	$65,633	$(502,560)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Except per Share Amounts)

1. Basis of Presentation
MDC Partners Inc. (the “Company” or “MDC”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”).
During the third quarter of 2016, the Company reassessed its determination of operating segments and concluded that each Partner Firm represents an operating segment. Pursuant to the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 280, Segment Reporting, the Company aggregated Partner Firms that met the aggregation criteria into one Reportable segment and combined and disclosed those Partner Firms that did not meet the aggregation criteria as an “all other” segment. For further information, see Note 14, “Segment Information.”
Nature of Operations
MDC is a leading provider of global marketing, advertising, activation, communications and strategic consulting solutions. MDC’s Partner Firms deliver a wide range of customized services in order to drive growth and business performance for its clients.
MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company operates primarily in the U.S., Canada, Europe, Asia, and Latin America.
2. Significant Accounting Policies
The Company’s significant accounting policies are summarized as follows:
Accounting Changes. On December 31, 2016, the Company retrospectively adopted the FASB Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740). This update requires that deferred tax assets and liabilities be classified as non-current. As a result of the adoption of ASU 2015-17, the balance sheet at December 31, 2015 was adjusted to reflect the reclassification of $14,381 from other current assets to long-term deferred tax assets and $263 from accruals and other liabilities to long-term deferred tax liabilities.
On January 1, 2016, the Company retrospectively adopted the FASB ASU 2015-03, Interest - Imputation of Interest. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the balance sheet at December 31, 2015 was adjusted to reflect the reclassification of $12,625 from other assets to long-term debt.
Additionally, the Company prospectively adopted the FASB ASU 2016-09, Stock Compensation (Topic 718). As a result of the adoption, there was no material impact.
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
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2016 and 2015. No clients accounted for 10% of the Company's revenue in each of the years ended December 31, 2016, 2015, and 2014.
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
Impairment of Long-lived Assets.  In accordance with the FASB ASC, a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of such asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital (“WACC”), risk adjusted where appropriate.
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
During the year ended December 31, 2016, the Company sold its ownership in two of these equity method investments for $4,023 and recognized a gain of $623 in Other income.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

During the year ended December 31, 2015, the Company sold its ownership in one of these equity method investments for $2,094 and recognized a gain of $1,086 in Other income.
Cost Method Investments.  From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of December 31, 2016 and 2015 was $10,132 and $11,763, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.
During the year ended December 31, 2016, the Company sold its ownership in three of these cost method investments for an aggregate purchase price of $4,074 and recognized a gain of $1,309 in Other income.
During the year ended December 31, 2015, the Company sold its ownership in six of these cost method investments for an aggregate purchase price of $11,364 and recognized a gain of $5,440 in Other income.
In addition, the Company’s partner agencies may receive noncontrolling equity interests from start-up companies in lieu of fees. During the year ended December 31, 2014, the Company liquidated two such equity interest positions in exchange for an aggregate purchase price equal to $8,248. The purchasers of these equity investments were current investors in such entities and two executive officers of our subsidiary partner agencies.
Goodwill and Indefinite Lived Intangibles.  In accordance with the FASB ASC topic, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level.
For the annual impairment testing the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing the two-step goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the two-step goodwill impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired and additional analysis is not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the goodwill impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company’s goodwill impairment test uses the income approach to estimate a reporting unit’s fair value. The income approach is based on a discounted cash flow (“DCF”) method, which requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed as part of the Company’s routine long-range planning process using projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting unit’s WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit (for example, size). The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

The assumptions used for the long-term growth rate and WACC in the annual goodwill impairment tests are as follows:

	October 1,
	2016	2015
Long-term growth rate	3%	3%
WACC	10.39% - 13.45%	8.92% - 11.95%
The Company’s reporting units vary in size with respect to revenue and operating profits. These differences drive variations in fair value of the reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds the carrying amount of the reporting units. The reporting unit goodwill balances vary by reporting unit primarily because it relates specifically to the Partner Firm’s goodwill which was determined at the date of acquisition.
Under the second step of the goodwill impairment test, the Company utilizes both a market approach and income approach to estimate the implied fair value of a reporting unit’s goodwill. For the market approach, the Company utilizes both the guideline public company method and the precedent transaction method. For the income approach, the Company utilizes a DCF method. The Company weights the market and income approaches to arrive at an implied fair value of goodwill. If the Company determines that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
For the 2015 annual goodwill impairment testing, the Company had 13 reporting units. All of the reporting units were subject to the two-step test. As the fair value of all reporting units were in excess of their respective carrying amounts, there was no impairment of goodwill. The range of the excess of the fair value over the carrying amount was from 7% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, one reporting unit, which was comprised of the marketing experiential businesses, was at risk of failing.
The Company noted no significant events or conditions during the first and second quarter of 2016 that would have affected the conclusions from the annual assessment. During the third quarter of 2016, the Company changed its operating segments, as a result of the management structure change as discussed in Note 14, which resulted in a corresponding change to the Company’s reporting units. Each Partner Firm now represents an operating segment as well as a reporting unit for goodwill impairment testing. As a result of the changes in the reporting units, the Company performed further analysis to assess whether the results of the 2015 testing would have been different had it been performed at the Partner Firm level. This change in operating segments, coupled with a decline in operating performance required the Company to perform interim goodwill testing on one of its experiential reporting units. Additionally, a triggering event occurred during the third quarter of 2016 that required the Company to perform interim goodwill testing on one non-material reporting unit. These two reporting units failed the first step of the goodwill impairment testing, and the second step of the goodwill impairment testing resulted in a partial impairment of goodwill of $27,893 and $1,738 relating to the experiential reporting unit and non-material reporting unit, respectively. See Note 8 for further information.
For the 2016 annual goodwill impairment test, the Company had 31 reporting units, all of which were subject to the two-step test.
For the 2016 annual goodwill impairment test, the carrying amount of one of the Company’s strategic communications reporting unit exceeded its fair value and the second step of the goodwill impairment test was performed, resulting in a partial impairment of goodwill of $18,893. The fair value for all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill. The range of the excess of the fair value over the carrying amount was from 5% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, the non-material reporting unit for which a partial impairment of goodwill was recorded during the third quarter of 2016 would be at risk of failing; however, there were no events or circumstances that would more likely than not reduce the fair value of such reporting unit below its respective carrying value between the interim and annual goodwill impairment testing performed.
The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. The Company will monitor its reporting units to determine if there is an indicator of potential impairment. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

other conditions, charges for impairment may be necessary. Subsequent to the annual impairment test at October 1, 2016, there were no events or circumstances that triggered the need for an interim impairment test. See Note 8 for further information.
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
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For the years ended December 31, 2016, 2015 and 2014, $7,972, $36,344 and $16,467, respectively, related to changes in estimated value was recorded as operating expenses. For further information, see Note 4 and Note 13. For the years ended December 31, 2016, 2015, and 2014, $2,640, $2,912 and $6,133, respectively, of acquisition related costs were charged to operations.
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
Redeemable Noncontrolling Interests.  Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 16. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the three years ended December 31, 2016, 2015, and 2014, there was no impact on the Company's earnings (loss) per share calculation.
The following table presents changes in redeemable noncontrolling interests:

	Years Ended December 31,
	2016	2015	2014
Beginning Balance as of January 1,	$69,471	$194,951	$148,534
Redemptions	(1,708)	(155,042)	(4,820)
Granted (1)	2,274	7,703	13,327
Changes in redemption value	(9,604)	22,809	38,850
Currency translation adjustments	(253)	(950)	(940)
Ending Balance as of December 31,	$60,180	$69,471	$194,951

(1)	Grants in 2015 consisted of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to additional paid-in capital. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
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
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at December 31, 2016 and 2015, were $102,456 and $57,622, and $122,558 and $86,047, respectively.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% Senior Notes due 2020 (the “6.75% Notes”); the Company’s 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company’s $325 million senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs as well as the original issue premium on the previously outstanding 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the years ended December 31, 2016, 2015, and 2014, interest expense included $255, $2,543, and $2,186, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
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
Stock-Based Compensation.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, in this case the award’s vesting period. The Company recognized forfeitures as they occur. When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.
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
For the years ended December 31, 2016, 2015, and 2014, the Company issued no stock options or similar awards.
It is the Company’s policy for issuing shares upon the exercise of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and to deliver new shares to the exercising party.
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The Company commences recording compensation expense related to awards that are based on performance conditions under the straight-line attribution method when it is probable that such performance conditions will be met. The fair value at the grant date for performance based awards granted in 2016, 2015, and 2014 was $140, $1,741, and $3,026, respectively.
The Company treats benefits paid by shareholders or equity members to employees as a stock-based compensation charge with a corresponding credit to additional paid-in capital.
From time to time, certain acquisitions and step-up transactions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation.
Pension Costs.  Several of the Company’s U.S. and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $10,026, $6,731 and $7,503 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company also has a defined benefit plan. See Note 18.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

Income (loss) per Common Share.  Basic income (loss) per share is based upon the weighted average number of common shares outstanding during each period. “Share capital to be issued” as reflected in the Shareholders’ Equity on the balance sheet are also included if there is no circumstance under which those shares would not be issued. Diluted income (loss) per share is based on the above, in addition, if dilutive, common share equivalents, which include outstanding options, stock appreciation rights, and unvested restricted stock units.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

3. Loss per Common Share
The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2016	2015	2014
Numerator
Numerator for diluted loss per common share – income (loss) from continuing operations	$(42,724)	$(22,022)	$4,093
Net income attributable to the noncontrolling interests	(5,218)	(9,054)	(6,890)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(47,942)	(31,076)	(2,797)
Effect of dilutive securities	—	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(47,942)	$(31,076)	$(2,797)
Denominator
Denominator for basic loss per common share – weighted average common shares	51,345,807	49,875,282	49,545,350
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	51,345,807	49,875,282	49,545,350
Basic and Diluted loss per common share from continuing operations	$(0.93)	$(0.62)	$(0.06)
At December 31, 2016, 2015, and 2014, warrants, options and other rights to purchase 1,391,456, 947,465 and 1,114,681 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an antidilutive effect. Additionally, the 523,321 of restricted stock and restricted stock unit awards which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment are also excluded from the computation of diluted loss per common share.
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
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the years ended December 31, 2016, 2015 and 2014, stock-based compensation included $10,341, $9,359, and $7,802, respectively, of expense relating to those payments.
Distributions to noncontrolling shareholders. If noncontrolling shareholders have the right to receive distributions based on the profitability of an acquired entity, the amount is recorded as income attributable to noncontrolling interests. However, there are circumstances when the Company acquires a majority interest and the selling shareholders waive their right to receive distributions with respect to their retained interest for a period of time, typically not less than five years.  Under this model, the right to receive such distributions typically begins concurrently with the purchase option period and, therefore, if such option is exercised at the first available date the Company may not record any noncontrolling interest over the entire period from the initial acquisition date through the acquisition date of the remaining interests.
Included in the Company’s consolidated statement of operations for the year ended December 31, 2016 was revenue of $39,569, and net loss of $3,815, related to 2016 acquisitions. The net loss was attributable to an increase in the deferred acquisition payment liability driven by the decrease in the future market performance of the Company’s stock price and the amortization of the intangibles identified in the allocation of the purchase price consideration.
2016 Acquisitions
Effective July 1, 2016, the Company acquired 100% of the equity interests of Forsman & Bodenfors AB (“F&B”), an advertising agency based in Sweden, for an approximate purchase price range of $35,000 to $55,000. The estimated aggregate purchase price at acquisition date of $49,837, which is subject to adjustments, consisted of a closing payment of 1,900,000 MDC Class A subordinate voting shares with an acquisition date fair value of $34,219, plus additional deferred acquisition payments with an estimated present value at acquisition date of $15,618. The amount of additional payments will be calculated based on the financial results of the acquired business for 2015 and 2016 as well as the value of the Company’s shares from July 1, 2016 up to and including the close of business on November 2, 2016. At December 31, 2016, the estimated present value of the additional deferred acquisition payments was $18,857. The additional deferred acquisition payments are payable in 2017 at the Company’s option through the payment of cash or the issuance of additional Class A subordinate voting shares. In the event the Company elects to settle the additional deferred payments through the issuance of Class A subordinate voting shares, such settlement amount will be subject to adjustment based on the value of the Company’s shares determined at the close of business on the final trading day of the seller’s applicable 90 day trading window.
An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $36,698, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $24,778, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 10.8 years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $2,275 as the present value of redeemable noncontrolling interests and $5,514 as the present value of noncontrolling interests both relating to the noncontrolling interest of F&B's subsidiaries. None of the intangibles and goodwill are tax deductible and the Company recorded a deferred tax liability of $8,074 related to the intangibles. F&B's results are included in the Reportable segment.
The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions  – (continued)

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2016 and 2015 assume that the acquisition of F&B occurred on January 1, 2015. These unaudited pro forma results are not necessarily indicative of either the actual results of operations that would have been achieved had the acquisition of F&B taken place on January 1, 2015, or are they necessarily indicative of future results of operations.

	Year Ended December 31,
	2016	2015
Revenues	$1,426,770	$1,398,756
Net loss attributable to MDC Partners Inc.	$(41,859)	$(36,301)
Loss per common share:
Basic and Diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.80)	$(0.70)
Effective April 1, 2016, the Company acquired the remaining 40% ownership interests of Luntz Global Partners LLC. In 2016, the Company also entered into various non-material transactions in connection with other majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $1,581, eliminated the contingent deferred acquisition payments of $4,052 and fixed deferred acquisition payments of $467 related to certain initial acquisition of the equity interests, reduced other assets by $428, reduced redeemable noncontrolling interests by $1,005, reduced noncontrolling interests by $19,354, increased accruals and other liabilities by $94, and increased additional paid-in capital by $22,775. Additional deferred payments with an estimated present value at acquisition date of $2,393 that are contingent upon service conditions have been excluded from deferred acquisition consideration and will be expensed as stock-based compensation over the required service period.
2015 Acquisitions
Effective May 1, 2015, the Company acquired a majority of the equity interests of Y Media Labs LLC, such that following the transaction, the Company’s effective ownership was 60%. Effective October 31, 2015, the Company acquired substantially 100% of the assets of Unique Influence, LLC (and certain other affiliated entities). The aggregate purchase price of these acquisitions had an estimated present value at acquisition date of $55,279 and consisted of total closing cash payments of $23,000 and additional deferred acquisition payments that will be based on the future financial results of the underlying businesses from 2015 to 2020 with final payments due in 2022. These additional deferred payments have an estimated present value at acquisition date of $32,279. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $16,721, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $43,654, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 6.3 years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $1,999 as the present value of redeemable noncontrolling interests. The Company expects intangibles and goodwill of $9,720 to be tax deductible.
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
2014 Acquisitions
During 2014, the Company entered into several acquisitions and various non-material transactions with certain majority owned entities. Effective January 1, 2014, the Company acquired 60% of the equity interests of Luntz Global Partners LLC. Effective February 14, 2014, the Company acquired 65% of the equity interests of Kingsdale Partners LP. On June 3, 2014, the Company acquired a 100% equity interest in The House Worldwide Ltd. On July 31, 2014, Union Advertising Canada LP acquired 100% of the issued and outstanding stock of Trapeze Media Limited (“Trapeze”). Effective August 1, 2014, the Company acquired 65%

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions  – (continued)

of the equity interests of Hunter PR LLC. Effective August 18, 2014, the Company acquired a 75% interest in Albion Brand Communication Limited. In addition, in June 2014 and August 2014, the Company (through a subsidiary) entered into other non-material acquisitions.
The aggregate purchase price of these acquisitions had an estimated present value at acquisition date of $151,202 and consisted of total closing cash payments of $67,236, and additional deferred acquisition payments that are based on the financial results of the underlying businesses from 2014 to 2018 with final payments due in 2019. These additional deferred payments had an estimated present value at acquisition date of $83,966. An allocation of excess purchase price consideration of these acquisitions to the fair value of the net assets acquired resulted in identifiable intangibles of $64,733, consisting primarily of customer lists, a technology asset and covenants not to compete, and goodwill of $146,806, including the value of the assembled workforce. The identified assets will be amortized over a five to six year period in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $50,552 as the present value of noncontrolling interests and $13,327 as the present value of redeemable noncontrolling interests. The Company expects intangibles and goodwill of $149,232 to be tax deductible. In addition the Company recorded other income of $908 representing a gain on the previously held 18% interest in Trapeze.
Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:
Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to MDC Partners Inc.	$(47,942)	$(37,357)	$(24,057)
Transfers (to) from the noncontrolling interests
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests and redeemable noncontrolling interests	22,776	(42,780)	(8,992)
Net transfers (to) from noncontrolling interests	$22,776	$(42,780)	$(8,992)
Change from net loss attributable to MDC Partners Inc. and transfers (to) from noncontrolling interests	$(25,166)	$(80,137)	$(33,049)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

5. Fixed Assets
The following is a summary of the Company’s fixed assets as of December 31:

	2016			2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$91,909	$(64,030)	$27,879	$87,213	$(62,901)	$24,312
Leasehold improvements	91,601	(41,103)	50,498	72,898	(33,653)	39,245
	$183,510	$(105,133)	$78,377	$160,111	$(96,554)	$63,557
At December 31, 2016 and 2015, included in fixed assets are assets under capital lease obligations with a cost of $1,967 and $1,959, respectively, and accumulated depreciation of $1,316 and $1,378, respectively. Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $22,293, $18,871 and $16,462, respectively.
6. Accruals and Other Liabilities
At December 31, 2016 and 2015, accruals and other liabilities included accrued media of $201,872 and $187,540, respectively; and amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months, of $4,154 and $5,473, respectively.
Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, were as follows:

Noncontrolling Interests
Balance at December 31, 2013	$5,210
Income attributable to noncontrolling interests	6,890
Distributions made	(6,523)
Other(1)	437
Balance at December 31, 2014	$6,014
Income attributable to noncontrolling interests	9,054
Distributions made	(9,503)
Other(1)	(92)
Balance at December 31, 2015	$5,473
Income attributable to noncontrolling interests	5,218
Distributions made	(7,772)
Other(1)	1,235
Balance at December 31, 2016	$4,154

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
7. Financial Instruments
Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. The revolving credit agreement is a variable rate debt, the carrying value of which approximates fair value. The Company’s notes are a fixed rate debt instrument recorded at the carrying value. See Note 13 for the fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets
As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Reportable Segment	All Other	Total
Balance at December 31, 2014	$660,793	$190,580	$851,373
Acquired goodwill	6,253	37,401	43,654
Acquisition purchase price adjustments	(1,744)	(684)	(2,428)
Foreign currency translation	(10,263)	(12,035)	(22,298)
Balance at December 31, 2015	$655,039	$215,262	$870,301
Acquired goodwill	24,778	—	24,778
Disposition	—	(764)	(764)
Impairment loss recognized	—	(48,524)	(48,524)
Foreign currency translation	(2,973)	1,941	(1,032)
Balance at December 31, 2016	$676,844	$167,915	$844,759

	For the Year Ended December 31,
Intangible Assets	2016	2015
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$121,408	$135,919
Less accumulated amortization	(80,432)	(97,604)
Customer relationships – net	$40,976	$38,315
Other intangibles – gross	$43,656	$33,638
Less accumulated amortization	(17,341)	(17,351)
Other intangibles – net	$26,315	$16,287
Total intangible assets	$182,844	$187,337
Less accumulated amortization	(97,773)	(114,955)
Total intangible assets – net	$85,071	$72,382
The results of the annual goodwill impairment test performed as of October 1, 2015, indicated fair values in excess of carrying amounts for each of the Company’s reporting units. The Company noted no significant events or conditions during the first and second quarter of 2016 that would have affected the conclusions from the annual assessment.
During the third quarter of 2016, the Company changed its operating segments, as a result of the management structure change as discussed in Note 14, which resulted in a corresponding change to the Company’s reporting units. The Company performed interim goodwill testing on one of its experiential reporting units and one non-material reporting unit, resulting in a partial impairment of goodwill of $27,893 and $1,738 relating to the experiential reporting unit and non-material reporting unit, respectively. Additionally, as a result of the annual goodwill impairment test performed as of October 1, 2016, the Company recognized a partial impairment of goodwill of $18,893 relating to one of the Company’s strategic communications reporting units. See Note 2 for further information.
The total accumulated goodwill impairment charges are $95,407 through December 31, 2016. During the year for 2016, the Company wrote off goodwill of $764 related to the sale of its ownership interests in Bryan Mills to the noncontrolling shareholders. This write off is included in other income (expense).
The weighted average amortization periods for customer relationships are six years and other intangible assets are eight years. In total, the weighted average amortization period is seven years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2016, 2015, and 2014 was $21,726, $30,024, and $29,749, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2017	$16,677
2018	$11,525
2019	$7,346
2020	$4,999
2021	$3,411
9. Income Taxes
The components of the Company’s income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2016	2015	2014
Income (Loss):
U.S.	$(16,661)	$23,180	$46,728
Non-U.S.	(33,055)	(40,596)	(31,619)
	$(49,716)	$(17,416)	$15,109
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2016	2015	2014
Current tax provision
U.S. federal	$—	$—	$—
U.S. state and local	(1,520)	1,375	907
Non-U.S.	2,154	2,465	552
	634	3,840	1,459
Deferred tax provision (benefit):
U.S. federal	7,624	6,944	13,402
U.S. state and local	(3,286)	3,195	1,971
Non-U.S.	(12,273)	(8,315)	(4,410)
	(7,935)	1,824	10,963
Income tax provision (benefit)	$(7,301)	$5,664	$12,422

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes – (continued)

A reconciliation of income tax expense (benefit) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2016	2015	2014
Income (loss) from continuing operations before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$(49,716)	$(17,416)	$15,109
Statutory income tax rate	26.5%	26.5%	26.5%
Tax expense (benefit) using statutory income tax rate	(13,175)	(4,615)	4,004
State and foreign taxes	(94)	3,524	1,459
Non-deductible stock-based compensation	4,060	3,354	1,982
Other non-deductible expense	(1,170)	(2,102)	2,151
Change to valuation allowance on items affecting taxable income	8,707	5,468	2,003
Effect of the difference in federal and statutory rates	(4,579)	1,906	2,222
Noncontrolling interests	(1,287)	(2,399)	(1,826)
Other, net	237	528	427
Income tax expense (benefit)	$(7,301)	$5,664	$12,422
Effective income tax rate	14.7%	(32.5)%	82.2%
The 2016 effective income tax rate was lower than the statutory rate due primarily to non-deductible stock-based compensation of $4,060, an increase in the valuation allowance of $8,707, and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $(4,579). All of this resulted in a lower tax benefit.
The 2015 effective income tax rate was higher than the statutory rate due primarily to non-deductible stock-based compensation of $3,354 and an increase in the valuation allowance of $5,468, and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $1,906. All of this resulted in a tax expense verses a tax benefit.
The 2014 effective income tax rate was higher than the statutory rate due primarily to non-deductible stock-based compensation of $1,982, an increase in the valuation allowance of $2,003, and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $2,222.
Income taxes receivable were $1,506 and $615 at December 31, 2016 and 2015, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $4,547 and $7,019 at December 31, 2016 and 2015, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2016	2015
Deferred tax assets:
Capital assets and other	$41,443	$43,031
Net operating loss carry forwards	41,989	37,490
Interest deductions	17,227	17,347
Refinancing charge	7,413	144
Deferred acquisition consideration	26,203	16,197
Stock compensation	2,581	3,033
Pension plan	5,095	3,770
Unrealized foreign exchange	15,237	15,548
Capital loss carry forwards	10,957	10,630
Accounting reserves	7,138	6,701
Gross deferred tax asset	175,283	153,891
Less: valuation allowance	(133,490)	(124,143)
Net deferred tax assets	41,793	29,748
Deferred tax liabilities:
Deferred finance charges	(333)	(323)
Capital assets and other	(388)	(797)
Goodwill amortization	(102,722)	(91,724)
Total deferred tax liabilities	(103,443)	(92,844)
Net deferred tax asset (liability)	$(61,650)	$(63,096)
Disclosed as:
Deferred tax assets	$41,793	$29,748
Deferred tax liabilities	(103,443)	(92,844)
	$(61,650)	$(63,096)
The Company has U.S. federal net operating loss carry forwards of $21,339 and non-U.S. net operating loss carry forwards of $70,517. These carry forwards expire in years 2016 through 2031. The Company also has total indefinite loss carry forwards of $118,413. These indefinite loss carry forwards consist of $35,723 relating to the U.S. and $82,691 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $188,367.
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
The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain U.S., non-U.S. and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2016, 2015 and 2014 was $8,707, $5,468 and $2,003, respectively. In addition, a benefit of $1,112 has been recorded in accumulated other comprehensive loss relating to the defined pension plan for the years ended December 31, 2014. There was no benefit or expense related to the defined pension plan recorded in 2015 and 2016.

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
As of December 31, 2016 and 2015, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $1,543 and $4,200. As of December 31, 2016 and 2015, accrued penalties and interest included in unrecognized tax benefits were approximately $78 and $595. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany fees. To the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

Changes in the Company’s reserve is as follows:
Balance at December 31, 2013	$3,073
Charges to income tax expense	—
Balance at December 31, 2014	3,073
Charges to income tax expense	960
Settlement of uncertainty	(428)
Balance at December 31, 2015	3,605
Charges to income tax expense	(1,261)
Settlement of uncertainty	(879)
Balance at December 31, 2016	$1,465
The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company has completed U.S. federal tax audits through 2013 and has completed a non-U.S. tax audit through 2009.
10. Discontinued Operations
In the fourth quarter of 2014, the Company made the decision to strategically sell the net assets of Accent. Effective May 31, 2015, the Company completed the sale of Accent for an aggregate selling price of $17,102, net of transaction expenses. There were no discontinued operations for the year ended December 31, 2016.
Included in discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2014 were the following:

	Years Ended December 31,
	2015	2014
Revenue	$27,025	$70,041
Operating loss	(322)	(4,704)
Other expense	(752)	(458)
Loss on disposal	(5,207)	(16,098)
Net loss from discontinued operations	$(6,281)	$(21,260)
For the year ended December 31, 2014, the loss on disposal included a goodwill write off of $15,564.
At December 31, 2016 and 2015, the Company had no assets held for sale.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

11. Debt
As of December 31, the Company’s indebtedness was comprised as follows:

	2016	2015
Revolving credit facility	$54,425	$—
6.50% Notes due 2024	900,000	—
6.75% Notes due 2020	—	735,000
Original issue premium	—	5,838
Debt issuance costs	(18,420)	(12,625)
	936,005	728,213
Obligations under capital leases	431	670
	936,436	728,883
Less:
Current portion	228	470
	$936,208	$728,413
Interest expense related to long-term debt for the years ended December 31, 2016, 2015, and 2014 was $56,468, $53,090 and $50,832, respectively. For the year ended December 31, 2016, the Company recorded a charge for the loss on redemption of the 6.75% Notes of $33,298, which included accrued interest, related premiums, fees and expenses, write offs of unamortized original issue premium, and unamortized debt issuance costs. For the years ended December 31, 2016, 2015, and 2014, interest expense included income of $312, $1,178, $975, related to the amortization of the original issue premium. For the years ended December 31, 2016, 2015, and 2014, interest expense included $255, $2,543 and $2,186, respectively, of present value adjustments for fixed deferred acquisition payments.
The amortization of deferred finance costs included in interest expense were $3,022, $3,448 and $3,222 for the years ended December 31, 2016, 2015, and 2014, respectively.
6.50% Senior Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, or are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the 6.50% Notes. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
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
MDC may, at its option, redeem the 6.50% Notes in whole at any time or in part from time to time, on and after May 1, 2019 (i) at a redemption price of 104.875% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2019, (ii) at a redemption price of 103.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2020, (iii) at a redemption price of 101.625% of the principal amount thereof if redeemed during the twelve-

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt – (continued)

month period beginning on May 1, 2021, and (iv) at a redemption price of 100% of the principal amount thereof if redeemed on May 1, 2022 and thereafter.
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At December 31, 2016, there were $54,425 of borrowings under the Credit Agreement.
At December 31, 2016, the Company had issued $4,360 of undrawn letters of credit.
At December 31, 2016 and 2015, accounts payable included $80,193 and $73,558, respectively, of outstanding checks.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Debt – (continued)

Future Principal Repayments
Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate, are as follows:

Period	Amount
2016	$228
2017	91
2018	86
2019	22
2020	54,429
2021 and thereafter	900,000
$954,856
Capital Leases
Future minimum capital lease payments for the years ended December 31 and in aggregate, are as follows:

Period	Amount
2016	$248
2017	102
2018	93
2019	23
2020	5
2021 and thereafter	—
471
Less: imputed interest	(40)
431
Less: current portion	(228)
$203
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Share Capital – (continued)

(b) Employee Stock Incentive Plan
On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 3,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security into which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 3,750,000 to be added to the 2005 Incentive Plan for a total of 6,750,000 authorized Class A Shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan (the “SARS” Plan”). On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3,000,000 Class A Shares. In June 2013, the Company's shareholders approved an amendment to the SARS Plan to permit the Company to issue shares authorized under the SARS Plan to satisfy the grant and vesting awards under the 2011 Stock Incentive Plan. On June 1, 2016, the Company's shareholders approved the 2016 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 Class A shares.
The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan, 2011 Stock Incentive Plan and 2016 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	462,666	$9.79	913,788	$12.54
Granted	120,578	25.09	293,705	21.99
Vested	(497,214)	9.62	(264,478)	10.88
Forfeited	—	—	(26,874)	11.52
Balance at December 31, 2014	86,030	$23.14	916,141	$16.36
Granted	80,000	21.76	191,155	20.42
Vested	(68,067)	25.21	(297,794)	12.35
Forfeited	—	—	(35,000)	21.69
Balance at December 31, 2015	97,963	$19.61	774,502	$18.71
Granted	10,000	14.00	392,500	12.53
Vested	(17,963)	10.02	(380,367)	16.02
Forfeited	—	—	(46,000)	20.39
Balance at December 31, 2016	90,000	$20.90	740,635	$16.71
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2016, 2015 and 2014 was $6,272, $5,394 and $7,659, respectively. In connection with the vesting of these awards, the Company included in the taxable loss the amounts of $5,429, $4,678 and $11,874 in 2016, 2015 and 2014, respectively. At December 31, 2016, the weighted average remaining contractual life for performance based awards was 1.87 years and for time based awards was 1.65 years. At December 31, 2016, the fair value of all restricted stock and restricted stock unit awards was $5,441. The term of these awards is three years with vesting up to three years. At December 31, 2016, the unrecognized compensation expense for these awards was $7,105 and will be recognized through 2019. At December 31, 2016, there were 1,934,861 awards available to grant under all equity plans.
In addition, the Company awarded restricted stock and restricted stock unit awards of which 523,321 awarded shares were outstanding as of December 31, 2016. The vesting of these awards are contingent upon the Company meeting a cumulative three year earnings target and continued employment through the vesting date. Once the Company defines the earnings target, the grant date is established and the Company will record the compensation expense over the vesting period.
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
Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance at December 31, 2013	112,500	$6.03	112,500	$6.03	—
Vested	—	—			—
Granted	—	—			—
Exercised	—	—			—
Expired and cancelled	—	—			—
Balance at December 31, 2014	112,500	$5.70	112,500	$5.70	—
Vested	—	—			—
Granted	—	—			—
Exercised	37,500	4.72			—
Expired and cancelled	—	—			—
Balance at December 31, 2015	75,000	$5.28	75,000	$5.28	—
Vested	—	—			—
Granted	—	—			—
Exercised	37,500	5.97			—
Expired and cancelled	—	—			—
Balance at December 31, 2016	37,500	$5.83	37,500	$5.83	—
At December 31, 2016, the intrinsic value of vested options and the intrinsic value of all options was $27. For options exercised during 2016, 2015 and 2014, the Company received cash proceeds of nil, $224 and nil, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2016, 2015 and 2014 was $471, $471 and nil, respectively. At December 31, 2016, the weighted average remaining contractual life of all outstanding options was 0.5 years and for all vested options was 0.5 years. At December 31, 2016, the unrecognized compensation expense of all options was nil.
Share options outstanding as of December 31, 2016 are summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding Number	Weighted Average Contractual Life	Weighted Average Price per Share	Exercisable Number	Weighted Average Price per Share	Weighted Average Contractual Life
$5.83	37,500	0.50	$5.83	37,500	$5.83	0.50
The Company has reserved a total of 2,753,496 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2016 there were 781,135 shares available for future option and similar grants.

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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for our financial assets that is measured at fair value on a recurring basis at December 31:

	Level 1 2016		Level 1 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	900,000	812,250	—	—
6.75% Senior Notes due 2020	—	—	740,838	765,319
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Fair Value Measurements – (continued)

The following table presents changes in deferred acquisition consideration for the years ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2016	2015
Beginning balance of contingent payments	$306,734	$172,227
Payments (1)	(105,169)	(77,301)
Additions (2)	16,132	174,530
Redemption value adjustments (3)	13,930	41,636
Other (4)	(6,412)	—
Foreign translation adjustment	(461)	(4,358)
Ending balance of contingent payments	$224,754	$306,734

(1)	For the year ended December 31, 2016, payments include $10,458 of deferred acquisition consideration settled through the issuance of 691,559 MDC Class A subordinate voting shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

(4)
Other is comprised of (i) $2,360 transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and, (ii) $4,052 of contingent payments eliminated through the acquisition of incremental ownership interests. See Note 4.

In addition to the above amounts, there are fixed payments of $4,810 and $40,370 for total deferred acquisition consideration of $229,564 and $347,104, which reconciles to the consolidated balance sheets at December 31, 2016 and 2015, respectively.
The Company includes the payments of all deferred acquisition consideration in financing activities in the Company’s consolidated statement of cash flows, as the Company believes these payments to be seller-related financing activities, which is the predominant source of cash flows. The FASB recently issued new guidance regarding the classification of cash flows for contingent consideration that is effective January 1, 2018. See Note 17 for further information.
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
 At December 31, 2016 and 2015, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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
14. Segment Information
The Company determines an operating segment if a component (1) engages in business activities from which it earns revenues and incurs expenses, (2) has discrete financial information and that is (3) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. During June of 2016, the Company entered into a Separation and Release Agreement with its former Chief Operating Officer in connection with a limited restructuring of the Company’s corporate department. This change to the Company’s management structure was designed to provide the CODM greater visibility into the operating performance of individual Partner Firms and has resulted in a corresponding change in the level at which the CODM reviews the operating results of such Partner Firms. As a result, in the third quarter of 2016, the Company reassessed its determination of operating segments and concluded that each Partner Firm represents an operating segment. The Company assessed the average long-term gross margins expected for each Partner Firm together with the qualitative characteristics set forth in ASC 280-10-50 and aggregated the Partner Firms that meet the aggregation criteria into one Reportable segment and combined and disclosed those Partner Firms that do not meet the aggregation criteria as an “all other” segment. The Company also reports the Corporate Group.

•
The Reportable segment is comprised of the Company’s integrated advertising, media, and public relations service firms. These core or principal service offerings are similar and/or complementary in many respects and the firms that provide these service offerings both compete and/or collaborate with each other for new business. Each Partner Firm represents an operating segment and the Company aggregates its Partner Firms to report in one Reportable segment along with an “all other” segment. Firms within this segment include Allison & Partners, Anomaly, Crispin Porter + Bogusky, Doner, Forsman & Bodenfors, Hunter PR, kbs, MDC Media Partners, and 72andSunny, among others. These firms share similar characteristics related to the nature of their services as well as the type of clients and the methods used to provide their services. In addition, the class of customer is also common among the Partner Firms in this Reportable segment. This results in the firms having similar economics of their business and the Company believes the average long-term gross margin expectations are similar among the firms aggregated in the Reportable segment.

•
The “all other” segment is comprised of the firms that provide the Company’s specialist marketing offerings such as direct marketing, sales promotion, market research, strategic communications, database and customer relationship management, data analytics and insights, corporate identity, design and branding, and product and service innovation. Firms within this segment include Gale Partners, Kingsdale, Relevent, Team, Redscout and Y Media Labs. The nature of the specialized services provided by these firms vary from those firms aggregated into the Reportable segment in that such services are generally complimentary and are provided to round out the portfolio of services offered by the Company. This results in these firms having different current and long-term performance expectations from those firms aggregated in the Reportable segment.

•
The Corporate Group consists of corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Reportable segments. These office and general expenses include (1) salaries and related expenses for corporate office employees including employees dedicated to supporting the Partner Firms, (2) occupancy expense relating to properties occupied by all corporate office employees, (3) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (4) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the Reportable and “all other” segments.

Prior year results have been recast to reflect the new segment reporting.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	For the year ended December 31, 2016
	Reportable Segment	All Other	Corporate	Total
Revenue	$1,147,173	238,612	—	1,385,785
Cost of services sold	775,129	161,004	—	936,133
Office and general expenses	223,823	39,895	42,533	306,251
Depreciation and amortization	33,848	11,013	1,585	46,446
Goodwill impairment	—	48,524	—	48,524
Operating profit (loss)	114,373	(21,824)	(44,118)	48,431
Other Income (Expense):
Other income, net				414
Foreign exchange loss				(213)
Interest expense, finance charges, and loss on redemption of notes, net				(98,348)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(49,716)
Income tax benefit				(7,301)
Loss from continuing operations before equity in earnings of non-consolidated affiliates				(42,415)
Equity in losses of non-consolidated affiliates				(309)
Net loss				(42,724)
Net income attributable to noncontrolling interests	(3,676)	(1,542)	—	(5,218)
Net loss attributable to MDC Partners Inc.				(47,942)
Stock-based compensation	$14,143	$4,335	$2,525	$21,003
Capital expenditures from continuing operations	$26,856	$2,543	$33	$29,432
Goodwill and intangibles	$742,454	$187,376	$—	$929,830
Total assets	$1,150,318	$266,316	$160,744	$1,577,378

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	For the year ended December 31, 2015
	Reportable Segment	All other	Corporate	Total
Revenue	$1,101,675	$224,581	$—	$1,326,256
Cost of services sold	724,749	154,967	—	879,716
Office and general expenses	208,837	49,972	63,398	322,207
Depreciation and amortization	32,501	17,948	1,774	52,223
Operating profit (loss)	135,588	1,694	(65,172)	72,110
Other Income (Expense):
Other income, net				7,238
Foreign exchange loss				(39,328)
Interest expense and finance charges, net				(57,436)
Loss from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				(17,416)
Income tax expense				5,664
Loss from continuing operations before equity in earnings of non-consolidated affiliates				(23,080)
Equity in earnings of non-consolidated affiliates				1,058
Loss from continuing operations				(22,022)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(6,281)
Net loss				(28,303)
Net income attributable to noncontrolling interests	(7,202)	(1,822)	(30)	(9,054)
Net loss attributable to MDC Partners Inc.				$(37,357)
Stock-based compensation	$10,231	$4,825	$2,740	$17,796
Capital expenditures from continuing operations	$21,434	$1,770	$371	$23,575
Goodwill and intangibles	$699,730	$242,953	$—	$942,683
Total assets	$1,057,512	$317,861	$202,252	$1,577,625

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	For the year ended December 31, 2014
	Reportable Segment	All other	Corporate	Total
Revenue	$991,245	$232,267	$—	$1,223,512
Cost of services sold	631,635	166,883	—	798,518
Office and general expenses	188,757	35,024	66,292	290,073
Depreciation and amortization	30,631	14,756	1,785	47,172
Operating profit (loss)	140,222	15,604	(68,077)	87,749
Other Income (Expense):
Other income, net				689
Foreign exchange loss				(18,482)
Interest expense and finance charges, net				(54,847)
Income from continuing operations before income taxes and equity in earnings of non-consolidated affiliates				15,109
Income tax expense				12,422
Income from continuing operations before equity in earnings of non-consolidated affiliates				2,687
Equity in earnings of non-consolidated affiliates				1,406
Income from continuing operations				4,093
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes				(21,260)
Net loss				(17,167)
Net income attributable to noncontrolling interests	(5,398)	(1,492)	—	(6,890)
Net loss attributable to MDC Partners Inc.				$(24,057)
Stock-based compensation	$8,559	$3,474	$5,663	$17,696
Capital expenditures from continuing operations	$23,280	$1,799	$1,337	$26,416
Goodwill and intangibles	$715,092	$222,402	$—	$937,494
Total assets	$1,052,419	$315,717	$280,754	$1,648,890
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, as at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2016	$67,617	$5,887	$4,873	$78,377
2015	$52,305	$6,817	$4,435	$63,557
Goodwill and Intangible Assets
2016	$736,334	$121,987	$71,509	$929,830
2015	$798,746	$122,821	$21,116	$942,683

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

A summary of the Company’s revenue as at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2016	$1,103,714	$124,101	$157,970	$1,385,785
2015	$1,085,051	$129,039	$112,166	$1,326,256
2014	$993,474	$150,390	$79,648	$1,223,512
15. Related Party Transactions
Scott L. Kauffman is Chairman and Chief Executive Officer of the Company. His daughter, Sarah Kauffman, has been employed by Partner Firm kbs since July 2011, and currently acts as Director of Operations, Attention Partners. In 2016 and 2015, her total compensation, including salary, bonus and other benefits, totaled approximately $145 and $125, respectively. Her compensation is commensurate with that of her peers.
16. Commitments, Contingencies and Guarantees
Deferred Acquisition Consideration.  In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable, based on the achievement of certain threshold levels of earnings. See Note 2 and Note 4.
Options to Purchase.  Noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2017 to 2023. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2016 perform over the relevant future periods at their trailing twelve-month earnings levels, that these rights, if all exercised, could require the Company to pay an aggregate amount of approximately $12,510 to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $124 by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $43,085 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $4,585 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at December 31, 2016 was $60,180 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters.  Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the years ended December 31, 2016, 2015, and 2014, these operations did not incur any material costs related to damages resulting from hurricanes.
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
MDC Partners remains committed to the highest standards of corporate governance and transparency in its reporting practices. In April 2015, the Company announced it was actively cooperating in connection with an SEC investigation of the Company. On January 18, 2017, the Company announced that it reached a final settlement agreement with the Philadelphia Regional Office of the SEC, and that the SEC entered an administrative Order concluding its investigation of the Company.
Under the Order, without admitting or denying liability, the Company agreed that it will not in the future violate Section 17(a)(2) of the Securities Act of 1933 and Sections 13(a), 13(b) and 14(a) of the Securities Exchange Act of 1934 and related rules requiring that periodic filings be accurate; that accurate books and records and a system of internal accounting controls be maintained; and that solicitations of proxies comply with the securities laws. In addition, the Company agreed to comply with all requirements under Regulation G relating to the disclosure and reconciliation of non-GAAP financial measures. Pursuant to the Order, and based upon the Company’s full cooperation with the investigation, the SEC imposed a civil penalty of $1,500 on the Company to resolve all potential claims against the Company relating to these matters. In 2016, the Company recorded a charge of $1,500 related to such penalty. There will be no restatement of any of the Company’s previously-filed financial statements.
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors. The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company filed a motion to dismiss the amended complaint on February 9, 2016, the lead plaintiffs filed an opposition to that motion on April 8, 2016, and the Company filed a reply brief on May 9, 2016. By order granted on September 30, 2016, the U.S. District Court presiding over the case granted the Company’s motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On November 2, 2016, the lead plaintiffs filed a notice to appeal the U.S. District Court's ruling to the U.S. Court of Appeals for the Second Circuit. On February 21, 2017, the lead plaintiffs voluntarily dismissed their appeal.
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
One of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation.
Commitments.  At December 31, 2016, the Company had $4,360 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $738.
Leases.  The Company and its subsidiaries lease certain facilities and equipment. For the years ended December 31, 2016, 2015, and 2014, gross premises rental expense amounted to $56,725, $47,583, and $42,657, respectively, which was reduced by sublease income of $3,027, $1,739, and $1,449, respectively. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Commitments, Contingencies and Guarantees – (continued)

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs, for the years ending December 31, 2017 and thereafter, are as follows:

Period	Amount
2017	$57,294
2018	55,445
2019	51,858
2020	49,068
2021	43,697
2022 and thereafter	134,485
$391,847
At December 31, 2016, the total future cash to be received on sublease income is $11,599.
17. New Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize right-to-use assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted. While not yet in a position to assess the full impact of the application of the new standard, the Company expects that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on its total assets and liabilities with a minimal impact on equity.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented; or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018. Presently, the Company is not yet in a position to conclude on the transition method it will choose. Based on the Company’s initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
17. New Accounting Pronouncements – (continued)

the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations. The Company is currently evaluating the impact of the principal versus agent guidance on its revenue and cost of services; however, such change is not expected to have a material effect on the Company’s results of operations.
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
Net periodic pension cost consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2016	2015
Service cost	$—	$—
Interest cost on benefit obligation	1,855	1,864
Expected return on plan assets	(1,863)	(2,069)
Curtailment and settlements	929	—
Amortization of prior service cost	—	—
Amortization of actuarial (gains) losses	137	103
Net periodic benefit cost (benefit)	$1,058	$(102)
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
Other changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2016	2015
Curtailment/settlement	$—	$—
Current year actuarial (gain) loss	3,238	526
Amortization of actuarial gain (loss)	(137)	(103)
Current year prior service (credit) cost	—	—
Amortization of prior service credit (cost)	—	—
Amortization of transition asset (obligation)	—	—
Total recognized in other comprehensive (income) loss	$3,101	$423
Total recognized in net periodic benefit cost and other comprehensive (income) loss	4,159	$321

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31:

	Pension Benefits	Pension Benefits
	2016	2015
Change in benefit obligation:
Benefit obligation, Beginning balance	$40,296	$43,799
Service Cost	—	—
Interest Cost	1,855	1,864
Change in Mortality	—	—
Plan amendments	—	—
Curtailment/settlement	—	—
Actuarial (gains) losses	2,502	(2,774)
Benefits paid	(3,931)	(2,593)
Benefit obligation, Ending balance	40,722	40,296
Change in plan assets:
Fair value of plan assets, Beginning balance	25,190	28,360
Actual return on plan assets	198	(1,232)
Employer contributions	3,025	655
Benefits paid	(3,931)	(2,593)
Fair value of plan assets, Ending balance	24,482	25,190
Unfunded status	$16,240	$15,106
Amounts recognized in the balance sheet at December 31 consist of the following:

	Pension Benefits	Pension Benefits
	2016	2015
Non-current liability	$16,240	$15,106
Net amount recognized	$16,240	$15,106
Amounts recognized, net of tax, in Accumulated Other Comprehensive Loss consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2016	2015
Accumulated net actuarial losses	$12,320	$9,219
Accumulated prior service cost	—	—
Accumulated transition obligation	—	—
Amount recognized, net of tax	$12,320	$9,219
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits	Pension Benefits
	2016	2015
Discount rate	4.32%	4.69%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2016 and 2015 were determined independently. A yield curve was produced for a universe containing the majority of U.S.-issued AA-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits	Pension Benefits
	2016	2015
Discount rate	4.69%	4.38%
Expected return on plan assets	7.40%	7.40%
Rate of compensation increase	N/A	N/A
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
Fair Value of Plan Assets
The Defined Benefit plan assets fall into any of three fair value classifications as defined in the FASB ASC Topic 820, Fair Value Measurements. There are no Level 3 assets held by the plan. The fair value of the plan assets as of December 31 is as follows:

	December 31, 2016	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,687	$1,687	$—	$—
Common Stock	—	—	—	—
Corporate Bonds	—	—	—	—
Mutual Funds	22,795	22,795	—	—
Foreign Stock	—	—	—	—
Total	$24,482	$24,482	$—	$—

	December 31, 2015	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,580	$145	$1,435	$—
Common Stock	9,479	9,479	—	—
Corporate Bonds	3,834	—	3,834	—
Mutual Funds	10,006	10,006	—	—
Foreign Stock	291	291	—	—
Total	$25,190	$19,921	$5,269	$—

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

The pension plans weighted-average asset allocation for the years ended December 31, 2016 and 2015 are as follows:

	Target Allocation	Actual Allocation	Actual Allocation
	2016	2016	2015
Asset Category:
Equity Securities	68.0%	65.5%	68.0%
Debt Securities	31.0%	27.6%	25.7%
Cash/Cash Equivalents and Short Term Investments	1.0%	6.9%	6.3%
	100%	100%	100%
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
The above tables present information about the pension plan assets measured at fair value at December 31, 2016 and the valuation techniques used by the Company to determine those fair values.
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
The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed. Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each December 31 or any interim measurement date, while amortization of these amounts through net

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Employee Benefit Plans - (continued)

periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2017 are as follows:

Pension Benefits
Estimated Amortization:	2017
Prior service cost (credit) amortization	$—
Net loss amortization	222
Total	$222
The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2017	$1,613
2018	$1,762
2019	$1,858
2020	$2,028
2021	$2,020
2022 and thereafter	$11,269
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets.
19. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the year ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2014	$(8,796)	$1,044	$(7,752)
Other comprehensive income before reclassifications	—	14,432	14,432
Amounts reclassified from accumulated other comprehensive income (loss)	(423)	—	(423)
Other comprehensive income (loss)	$(423)	$14,432	$14,009
Balance December 31, 2015	$(9,219)	$15,476	$6,257
Other comprehensive income before reclassifications	—	(4,980)	(4,980)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,101)	—	(3,101)
Other comprehensive income (loss)	(3,101)	(4,980)	(8,081)
Balance December 31, 2016	$(12,320)	$10,496	$(1,824)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

Reclassifications for the years ended December 31 were as follows:

	2016	2015
Amortization of defined pension plan:
Prior service cost	$—	$—
Actuarial losses	137	103
Net periodic benefit cost	137	103
Income tax expense	55	41
Net of tax	$82	$62

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

20. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2016	$309,042	$337,047	$349,254	$390,442
2015	$302,222	$336,606	$328,415	$359,013
Cost of services sold:
2016	$211,446	$228,835	$235,659	$260,193
2015	$210,419	$225,042	$212,925	$231,330
Income (loss) from continuing operations:
2016	$(22,434)	$2,427	$(32,471)	$9,754
2015	$(23,417)	$31,072	$(5,166)	$(24,511)
Net income (loss) attributable to MDC Partners Inc.:
2016	$(23,293)	$1,173	$(33,530)	$7,708
2015	$(32,091)	$29,560	$(8,604)	$(26,222)
Income (loss) per common share:
Basic
Continuing operations:
2016	$(0.47)	$0.02	$(0.64)	$0.15
2015	$(0.52)	$0.57	$(0.15)	$(0.52)
Net income (loss):
2016	$(0.47)	$0.02	$(0.64)	$0.15
2015	$(0.65)	$0.60	$(0.17)	$(0.52)
Diluted
Continuing operations:
2016	$(0.47)	$0.02	$(0.64)	$0.15	(1)
2015	$(0.52)	$0.56	$(0.15)	$(0.52)
Net income (loss):
2016	$(0.47)	$0.02	$(0.64)	$0.15	(1)
2015	$(0.65)	$0.59	$(0.17)	$(0.52)

(1)
The diluted income per share calculation for the fourth quarter of 2016 excludes the Company's option to settle the deferred acquisition consideration in shares related to F&B. If such shares were included, the diluted income per common share would be $0.14.

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
Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2016 and 2015 included a foreign exchange loss of $10,081 and $9,531, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
20. Quarterly Results of Operations (Unaudited) - (continued)

•	The fourth quarter of 2016 and 2015 included stock-based compensation charges of $5,560 and $4,771, respectively.

•	The fourth quarter of 2016 and 2015 included deferred acquisition adjustments of $(9,211) and $41,913, respectively.

•	The third and fourth quarter of 2016 included goodwill impairment charges of $29,631 and $18,893, respectively.
21. Other Events
On January 18, 2017, the Company announced that it reached a final settlement agreement with the Philadelphia Regional Office of the SEC in connection with its prior investigation of the Company, and that the SEC entered an administrative Order concluding its investigation of the Company. Pursuant to the Order, and based upon the Company’s full cooperation with the investigation, the SEC imposed a civil penalty of $1,500 on the Company to resolve all potential claims against the Company relating to these matters. There will be no restatement of any of the Company’s previously-filed financial statements.
In connection with the investigation, Miles Nadal resigned from his position as CEO and as a Director of the Company’s Board of Directors, effective July 20, 2015, and agreed to repay to the Company specified expenses paid by the Company on his behalf and prior cash bonus awards. Specifically, as of December 31, 2015, Mr. Nadal repaid to the Company an aggregate amount equal to $11,285 in respect of perquisites and improper payments identified by the Special Committee. The Company recorded this amount as a reduction of office and general expenses in 2015. In addition, Mr. Nadal agreed to repay to the Company $10,582 in connection with amounts required to be repaid pursuant to cash bonus awards previously paid to Mr. Nadal, with such repayments to be made in five installments, with the last to be paid on December 31, 2017. Mr. Nadal repaid to the Company the first installment of $1,000 in September 2015, the second installment of $1,500 in December 2015, and an additional payment of $2,000 in December 2016. An additional $6,082 is due in 2017. In 2015, the Company recorded a charge of approximately  $5,338 for the balance of prior cash bonus award amounts that will not be recovered.
For the twelve months ended December 31, 2016, the Company has incurred $4,065 of professional expenses and $1,500 of civil penalty payments relating to the prior SEC investigation, which were offset by $5,919 of proceeds from the Company’s D&O insurance policy.
22. Subsequent Events
On February 14, 2017, the Company entered into a securities purchase agreement with Broad Street Principal Investments, L.L.C., an affiliate of The Goldman Sachs Group Inc. (the “Purchaser”), pursuant to which the Company has agreed to issue and sell to the Purchaser, and the Purchaser has agreed to purchase, 95,000 newly authorized Series 4 convertible preference shares for an aggregate purchase price in cash of $95.0 million, subject to the terms and conditions set forth in the securities purchase agreement. The closing of the transaction is expected to occur in the first quarter of 2017, subject to the conditions set forth in the securities purchase agreement.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not Applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.
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
Management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc.
New York, New York
Toronto, Canada
We have audited MDC Partners Inc. internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MDC Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A - Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MDC Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of MDC Partners Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA LLP
New York, New York
March 1, 2017

Item 9B. Other Information
On February 28, 2017, the Company entered into an agreement to issue 568,182 Class A subordinate voting shares to the founders of a subsidiary in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  These shares will be issued in satisfaction of the Company’s obligation to pay $5 million of deferred purchase payments relating to a prior acquisition, and therefore will not result in any proceeds to the Company. No commissions were or will be paid to any person in connection with the issuance of these Class A shares.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers,” “Audit Committee,” “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2017 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2016, which sections are incorporated herein by reference.
Executive Officers of MDC Partners
The executive officers of MDC Partners as of March 1, 2017 are:

Name	Age	Office
Scott L. Kauffman(1)	61	Chairman of the Board and Chief Executive Officer
David B. Doft	45	Chief Financial Officer
Mitchell S. Gendel	51	Executive Vice President, General Counsel and Corporate Secretary
Bob Kantor	59	Executive Vice President, Global Chief Marketing Officer
David C. Ross	36	Executive Vice President, Strategy and Corporate Development
Alexandra Delanghe Ewing	37	Chief Communications Officer
____________

(1)	Also a member of MDC’s Board of Directors.
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
Mr. Kantor joined MDC Partners in May 2009, and currently serves as Global Chief Marketing Officer. Prior to joining MDC Partners, he served as CEO of Publicis NY and President of Lowe & Partners NA, and also founded and built Rotter Kantor, an integrated communications company, as well as Hanger Network, the country’s largest green-marketing platform.
Mr. Ross joined MDC Partners in March 2010 and currently serves as Executive Vice President, Strategy and Corporate Development.  Prior to joining MDC Partners, Mr. Ross was an attorney at Skadden Arps LLP where he represented global clients in a wide range of capital markets offerings, M&A transactions, and general corporate matters.
Ms. Ewing joined MDC Partners in January 2012, and currently serves as Chief Communications Officer. Prior to joining MDC Partners, Ms. Ewing served as U.S. Director of Communications for DDB, managing national communications efforts on behalf of the network and its agencies.
Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual General Meeting of Stockholders.

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
Item 11. Executive Compensation
Reference is made to the sections captioned “Compensation of Directors” and “Executive Compensation” in the Company’s next Proxy Statement for the 2017 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to Item 5 of this Form 10-K and to the sections captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s next Proxy Statement for the 2017 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to the section captioned “Transactions with Related Parties” in this Form 10-K, and to “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2017 Annual General Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Reference is made to the section captioned “Appointment of Auditors” in the Company’s Proxy Statement for the 2016 Annual General Meeting of Stockholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc. New York, New York

The audits referred to in our report dated March 1, 2017 relating to the consolidated financial statements of MDC Partners Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement Schedule II for years ended 2016, 2015 and 2014. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA LLP
New York, New York
March 1, 2017

(a) Financial Statements and Schedules
The Financial Statements and Schedules listed in the accompanying Index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2016	$1,306	$1,053	$(830)	$(6)	$1,523
December 31, 2015	$1,409	$750	$(799)	$(54)	$1,306
December 31, 2014	$2,011	$556	$(1,127)	$(31)	$1,409
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2016	$124,143	$9,004	$16	$327	$133,490
December 31, 2015	$119,117	$9,381	$(149)	$(4,206)	$124,143
December 31, 2014	$137,961	$(10,437)	$(7,062)	$(1,345)	$119,117
____________

(1)
Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved, adjustment for net operating loss relating to sale of business and pension plan adjustment.

(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:
MDC PARTNERS INC.

Date:	March 1, 2017	/s/ Scott L. Kauffman
Name: Scott L. Kauffman Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott L. Kauffman	Chairman and Chief Executive Officer	March 1, 2017
Scott L. Kauffman
/s/ David Doft	Chief Financial Officer (Principal Accounting Officer)	March 1, 2017
David Doft
/s/ Clare Copeland	Director	March 1, 2017
Clare Copeland
/s/ Daniel Goldberg	Director	March 1, 2017
Daniel Goldberg
/s/ Lawrence S. Kramer	Director	March 1, 2017
Lawrence S. Kramer
/s/ Anne Marie O'Donovan	Director	March 1, 2017
Anne Marie O'Donovan
/s/ Irwin D. Simon	Director	March 1, 2017
Irwin D. Simon

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014);
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014);
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1
Indenture, dated as of March 23, 2016, among the Company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 23, 2016);

4.1.1	6.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 23, 2016);
10.1
Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2016);

10.2	Employment Agreement between the Company and Scott Kauffman, dated as of August 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 26, 2016);
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

10.6	Amended and Restated Employment Agreement between the Company and Robert Kantor, dated as of May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 4, 2016);
10.7	Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017*;
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

10.10
2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);

10.11
2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011);

10.11.1	Form of Restricted Stock Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 1, 2011);
10.11.2	Form of Restricted Stock Unit (RSU) Grant Agreement (2011 Plan) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 1, 2011);
10.11.3	Form of Restricted Stock Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.3 of the Company’s Form 10-K filed on March 15, 2012);
10.11.4	Form of Restricted Stock Unit (RSU) Grant Agreement (2012) (incorporated by reference to Exhibit 10.13.4 of the Company’s Form 10-K filed on March 15, 2012);
10.11.5	Form of 2014 Financial-Performance Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.10.5 to the Company’s Form 10-K filed on March 10, 2014);
10.11.6
Form of Financial-Performance Based Restricted Stock Grant Agreement (2016) under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on February 26, 2016);

10.12	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2011);
10.13
MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan, as adopted March 6, 2014, including forms of 2014 Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 10, 2014);

10.14	2016 Stock Incentive Plan, as adopted by the shareholders of the Company at the 2016 Annual and Special Meeting of Shareholders on June 1, 2016*;
10.14.1	Form of Financial-Performance Based Restricted Stock Grant Agreement (2017) under the 2016 Stock Incentive Plan*;
12	Statement of computation of ratio of earnings to fixed charges*;
14	Code of Conduct of MDC Partners Inc. (as amended, November 2015) (as amended, February 2016) (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on February 26, 2016);
14.1	MDC Partners’ Corporate Governance Guidelines (as amended, February 2016) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on February 26, 2016);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
___________
*    Filed electronically herewith.