Form 10-Q
period 2017-03-31
MDC PARTNERS INC
filed 2017-05-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of April 25, 2017 were: 56,937,445 Class A subordinate voting shares, 3,755 Class B multiple voting shares, and 95,000 Series 4 Convertible Preference Shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Services	$344,700	$309,042
Operating expenses:
Cost of services sold	237,563	211,446
Office and general expenses	87,840	77,828
Depreciation and amortization	10,898	11,220
	336,301	300,494
Operating profit	8,399	8,548
Other income (expense):
Other, net	2,567	15,512
Interest expense and finance charges	(16,768)	(15,575)
Loss on redemption of notes	—	(33,298)
Interest income	227	178
	(13,974)	(33,183)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(5,575)	(24,635)
Income tax expense (benefit)	3,969	(1,972)
Loss before equity in earnings of non-consolidated affiliates	(9,544)	(22,663)
Equity in earnings (losses) of non-consolidated affiliates	(139)	229
Net loss	(9,683)	(22,434)
Net income attributable to the noncontrolling interests	(883)	(859)
Net loss attributable to MDC Partners Inc.	(10,566)	(23,293)
Accretion on convertible preference shares	(507)	—
Net loss attributable to MDC Partners Inc. common shareholders	$(11,073)	$(23,293)

Loss per common share
Basic and diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.21)	$(0.47)

Weighted average number of common shares outstanding:
Basic and diluted	52,998,244	50,002,552

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,511	$3,136
Office and general expenses	1,439	1,549
Total	$4,950	$4,685
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended March 31,
	2017	2016
Comprehensive loss
Net loss	$(9,683)	$(22,434)

Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustment	68	(8,825)
Other comprehensive loss	68	(8,825)
Comprehensive loss for the period	(9,615)	(31,259)
Comprehensive income attributable to the noncontrolling interests	(1,148)	(2,515)
Comprehensive loss attributable to MDC Partners Inc.	$(10,763)	$(33,774)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,186	$27,921
Cash held in trusts	5,377	5,341
Accounts receivable, less allowance for doubtful accounts of $1,682 and $1,523	428,195	388,340
Expenditures billable to clients	37,071	33,118
Other current assets	38,606	34,862
Total current assets	532,435	489,582
Fixed assets, at cost, less accumulated depreciation of $109,667 and $105,134	82,228	78,377
Investments in non-consolidated affiliates	4,606	4,745
Goodwill	846,124	844,759
Other intangible assets, net	80,968	85,071
Deferred tax assets	41,539	41,793
Other assets	38,753	33,051
Total assets	$1,626,653	$1,577,378
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$252,146	$251,456
Trust liability	5,377	5,341
Accruals and other liabilities	294,341	303,581
Advance billings	148,679	133,925
Current portion of long-term debt	260	228
Current portion of deferred acquisition consideration	111,612	108,290
Total current liabilities	812,415	802,821
Long-term debt, less current portion	887,270	936,208
Long-term portion of deferred acquisition consideration	123,758	121,274
Other liabilities	54,611	56,012
Deferred tax liabilities	105,402	103,443
Total liabilities	1,983,456	2,019,758

Redeemable noncontrolling interests (Note 2)	60,383	60,180
Commitments, contingencies, and guarantees (Note 12)
Shareholders’ deficit:
Convertible preference shares (liquidation preference $95,507)	90,220	—
Common shares	323,023	317,784
Shares to be issued, 100,000 shares in 2016	—	2,360
Charges in excess of capital	(308,808)	(311,581)
Accumulated deficit	(585,498)	(574,932)
Accumulated other comprehensive loss	(2,021)	(1,824)
MDC Partners Inc. shareholders’ deficit	(483,084)	(568,193)
Noncontrolling interests	65,898	65,633
Total shareholders’ deficit	(417,186)	(502,560)
Total liabilities, redeemable noncontrolling interests, and shareholders’ deficit	$1,626,653	$1,577,378
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,683)	$(22,434)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,950	4,685
Depreciation	5,600	5,028
Amortization of intangibles	5,298	6,192
Amortization of deferred finance charges	742	7,021
Loss on redemption of notes	—	26,873
Adjustment to deferred acquisition consideration	11,460	6,440
Deferred income tax	1,906	(2,266)
Loss on sale of assets	21	—
Losses (earnings) of non-consolidated affiliates	139	(229)
Other non-current assets and liabilities	(5,658)	(1,482)
Foreign exchange	(1,370)	(14,134)
Changes in working capital:
Accounts receivable	(39,855)	(31,586)
Expenditures billable to clients	(3,953)	21,692
Prepaid expenses and other current assets	(4,270)	(13,030)
Accounts payable, accruals and other liabilities	(10,757)	(132,202)
Advance billings	14,754	17,016
Net cash used in operating activities	(30,676)	(122,416)
Cash flows used in investing activities:
Capital expenditures	(9,413)	(5,539)
Deposits	(1,627)	—
Acquisitions, net of cash acquired	—	(1,774)
Other investments	(50)	(815)
Net cash used in investing activities	(11,090)	(8,128)
Cash flows provided by financing activities:
Proceeds from issuance of 6.50% Notes	—	900,000
Repayment of 6.75% Notes	—	(735,000)
Repayments of revolving credit agreement	(381,500)	(217,208)
Proceeds from revolving credit agreement	331,961	234,187
Proceeds from issuance of convertible preference shares	95,000	—
Convertible preference shares issuance costs	(510)	—
Acquisition related payments	(5,183)	(30,479)
Repayment of long-term debt	(135)	(156)
Purchase of shares	(51)	(902)
Premium paid on redemption of notes	—	(26,873)
Deferred financing costs	—	(18,091)
Distributions to noncontrolling interests	(2,471)	(2,399)
Payment of dividends	(22)	(10,636)
Net cash provided by financing activities	37,089	92,443
Effect of exchange rate changes on cash and cash equivalents	(58)	(1,517)
Decrease in cash and cash equivalents	(4,735)	(39,618)
Cash and cash equivalents at beginning of period	27,921	61,458
Cash and cash equivalents at end of period	$23,186	$21,840

Supplemental disclosures:
Cash income taxes paid	$1,293	$143
Cash interest paid	$999	$25,703
Change in cash held in trusts	$36	$208

Non-cash transactions:
Capital leases	$393	$156
Dividends payable	$716	$1,115
Deferred acquisition consideration settled through issuance of shares	$5,028	$—
Convertible preference shares issuance costs payable	$4,270	$—
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	52,802,058	$317,784	100,000	$2,360	$—	$(311,581)	$(574,932)	$(1,824)	$(568,193)	$65,633	$(502,560)
Net loss attributable to MDC Partners Inc.	—	—	—	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(197)	(197)	265	68
Issuance of Series 4 convertible preference shares in private placement	95,000	90,220	—	—	—	—	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	17,000	262	—	—	(262)	—	—	—	—	—	—
Shares acquired and canceled	—	—	(5,548)	(51)	—	—	—	—	—	—	(51)	—	(51)
Deferred acquisition consideration settled through issuance of shares	—	—	568,182	5,028	(100,000)	(2,360)	1,485	—	—	—	4,153	—	4,153
Stock-based compensation	—	—	—	—	—	—	1,682	—	—	—	1,682	—	1,682
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(195)	—	—	—	(195)		(195)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	63	—	—	—	63	—	63
Transfer to charges in excess of capital	—	—	—	—	—	—	(2,773)	2,773	—	—	—	—	—
Balance at March 31, 2017	95,000	$90,220	53,381,692	$323,023	—	$—	$—	$(308,808)	$(585,498)	$(2,021)	$(483,084)	$65,898	$(417,186)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, unless otherwise stated)
1. Basis of Presentation
MDC Partners Inc. (the “Company” or “MDC”) has prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules.
The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Results of operations for interim periods are not necessarily indicative of annual results.
References herein to “Partner Firms” generally refer to the Company’s subsidiary agencies.
These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. During the three months ended March 31, 2017, the Company changed the presentation of book overdrafts on its statement of cash flows to classify the associated cash flows as operating activities. Book overdrafts were previously presented within financing activities. This resulted in cash inflows of $6,271 being reclassified from financing activities to operating activities for the three months ended March 31, 2016. There was no impact on the Company’s consolidated statements operations, comprehensive income (loss), or balance sheets.
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
Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2017 and December 31, 2016. No client accounted for 10% of the Company’s revenue for the three months ended March 31, 2017 or for the three months ended March 31, 2016.
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
Equity Method Investments. The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement, (i) over the operating and financial policies of the affiliate or (ii) has an ownership interest greater than 50%; however, the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments that were accounted for using the equity method include a 30% undivided interest in a real estate joint venture and various interests in investment funds. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. These investments are included in investments in non-consolidated affiliates on the balance sheet.
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in other assets on the balance sheet, at March 31, 2017 and December 31, 2016 was $10,306 and $10,132, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company’s partner agencies may receive minority equity interests from start-up companies in lieu of fees.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Notes 4 and 9. For the three months ended March 31, 2017 and 2016, $11,431 and $6,327 of expense related to changes in such estimated values was recorded in results of operations. The Company expenses acquisition related costs as incurred. For the three months ended March 31, 2017 and 2016, $234 and $553 of acquisition related costs were charged to operations.
For each acquisition, the Company undertakes a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company’s overall acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to expand the existing, client relationships. The expected benefits of the Company’s acquisitions are typically shared across multiple agencies and regions.
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
For the three months ended March 31, 2017 and 2016, there was no related impact on the Company’s earnings (loss) per share calculation.  Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in redeemable noncontrolling interests:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Beginning Balance	$60,180	$69,471
Redemptions	(63)	(1,708)
Additions (1)	—	2,274
Changes in redemption value	195	(9,604)
Currency translation adjustments	71	(253)
Ending Balance	$60,383	$60,180

(1)	Additions consist of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
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
Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Reportable Segment. The Company’s Credit Agreement (see Note 6) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at March 31, 2017 were $101,200 and $57,450, respectively, and at December 31, 2016 were $102,456 and $57,622, respectively.
Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized at the inception or modification of the guarantee as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of a liability is required even if it is not probable that payments will be required under a guarantee. The Company’s liability associated with guarantees is not significant. See Note 12.
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
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% Senior Notes due 2020 (the “6.75% Notes”); the Company’s currently outstanding 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company’s $325 million senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes and the 6.50% Notes as well as the original issue premium on the previously outstanding 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three months ended March 31, 2017 and 2016, interest expense included $29 and $112, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
The Company redeemed the 6.75% Notes with the net proceeds from the issuance of the 6.50% Notes. For further information see Note 6.
Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of the profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. During the three months ended March 31, 2017 and 2016, the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
Stock-Based Compensation.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, in this case the award’s vesting period. The Company recognizes forfeitures as they occur. When awards are exercised, share capital is credited by the sum of the consideration paid, together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.
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
It is the Company’s policy for issuing shares upon the exercise and/or vesting of an equity incentive award to verify the amount of shares to be issued, as well as the amount of proceeds to be collected (if any) and to deliver new shares to the exercising party.
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
In January 2017, the Company issued 327,500 Stock Appreciation Rights (“SARS”) to its employees. The SARS have an exercise price of $6.60 and will vest on the three year anniversary of the grant date. The Company will be recording a stock-based compensation charge of $770 from the date of the grant through 2020 for these SARS awards.
During the three months ended March 31, 2017, the Company issued 90,000 shares of restricted stock and restricted stock units (collectively, “RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $609 and generally vest on the third anniversary of the date of grant. In addition, during the first quarter of 2017, the Company issued RSUs of which 932,600 awarded shares were outstanding as of March 31, 2017. However, the vesting of these awards is contingent upon the Company meeting a cumulative three year financial performance target and continued employment through the March 1, 2020 vesting date. These RSU awards do not yet have an established grant date fair value because the financial performance target is not yet established. Once the Company defines the financial performance target, and assuming the achievement of such performance targets is expected, the grant date is established and the Company will record the compensation expense over the vesting period. Additionally, the Company still has outstanding RSUs of 513,321 which are also based on a cumulative financial performance target and will vest on March 1, 2019.
Loss per Common Share.  Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Share capital to be issued, as reflected in shareholders’ deficit on the balance sheet, are also included if there is no circumstance under which those shares would not be issued. Diluted income (loss) per common share is based on the above, in addition, if dilutive, it also includes common share equivalents, which include outstanding options, stock appreciation rights, and unvested restricted stock units. In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.
During the first quarter of 2017, the Company issued and sold 95,000 newly authorized Series 4 Convertible Preference Shares (the “Preference Shares”) in a private placement. The two-class method is applied to calculate basic net income (loss) attributable to MDC Partners, Inc. per common share in periods in which shares of convertible preference shares were outstanding, as shares of convertible preference shares are participating securities due to their dividend rights. See Notes 7 and 8. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. Either the two-class method or the if-converted method is applied to calculate diluted net income per common share, depending on which method results in more dilution. The Company’s participating securities are not included in the computation of net loss per common share in periods of net loss because the convertible preference shareholders have no contractual obligation to participate in losses.
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
3. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss attributable to MDC Partners Inc.	$(10,566)	$(23,293)
Accretion on convertible preference shares	(507)	—
Numerator for basic loss per common share - Net loss attributable to MDC Partners Inc. common shareholders	(11,073)	(23,293)
Effect of dilutive securities:	—	—
Numerator for diluted loss per common share- Net loss attributable to MDC Partners Inc. common shareholders	$(11,073)	$(23,293)
Denominator
Denominator for basic loss per common share - weighted average common shares	52,998,244	50,002,552
Effect of dilutive securities:	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	52,998,244	50,002,552
Basic loss per common share	$(0.21)	$(0.47)
Diluted loss per common share	$(0.21)	$(0.47)
During the three months ended March 31, 2017, options and other rights to purchase 1,263,635 shares of common stock, which includes 898,635 shares of non-vested restricted stock and restricted stock units, were outstanding and were excluded in the computation of diluted income per common share. Additionally, 1,445,921 shares of non-vested restricted stock and restricted stock unit awards which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment are excluded from the computation of diluted income per common share as the contingency has not been satisfied at March 31, 2017. Lastly, there were 95,000 shares of Preference Shares outstanding which were convertible into 9,550,667 Class A common shares at March 31, 2017, and were excluded from the diluted income per common share calculation since the preference shareholders do not participate in net losses of the Company.
During the three months ended March 31, 2016, options and other rights to purchase 1,498,535 shares of common stock, which includes 1,423,535 shares of non-vested restricted stock, were outstanding and were excluded in the computation of diluted income per common share.
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
Contingent purchase price obligations. The Company’s contingent purchase price obligations are generally payable within a five year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. On occasion, the Company may initiate a renegotiation of previously acquired ownership interests and any resulting change in the estimated amount of consideration to be paid is adjusted in the reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Notes 2, 9, and 12 for additional information on the deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 12 for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three months ended March 31, 2017 and 2016, stock-based compensation included $3,268 and $2,906, respectively, of expense relating to those payments.
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
2017 Acquisitions
There were no material acquisitions during the three months ended March 31, 2017.
2016 Acquisitions
Effective July 1, 2016, the Company acquired 100% of the equity interests of Forsman & Bodenfors AB (“F&B”), an advertising agency based in Sweden, for an approximate purchase price range of $35,000 to $55,000. The estimated aggregate purchase price at acquisition date of $49,837, which is subject to adjustments, consisted of a closing payment of 1,900,000 MDC Class A subordinate voting shares with an acquisition date fair value of $34,219, plus additional deferred acquisition payments with an estimated present value at acquisition date of $15,618. The amount of additional payments will be calculated based on the financial results of the acquired business for 2015 and 2016 as well as for the value of the Company’s shares from July 1, 2016 up to and including the close of business on November 2, 2016. At December 31, 2016, the estimated present value of the additional deferred acquisition payments was $18,857. The additional deferred acquisition payments are payable in 2017 at the Company’s option through the payment of cash or the issuance of additional Class A subordinate voting shares. In the event the Company elects to settle the additional deferred payments through the issuance of Class A subordinate voting shares, such settlement amount will be subject to adjustment based on the value of the Company’s shares determined at the close of business on the final trading day of the seller’s applicable 90 day trading window.
An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $36,698, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $24,778, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 10.8 years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $2,275 as the present value of redeemable noncontrolling interests and $5,514 as the present value of noncontrolling interests both relating to the noncontrolling interest of F&B’s subsidiaries. None of the intangibles and goodwill are tax deductible and the Company recorded a deferred tax liability of $8,074 related to the intangibles. F&B’s results are included in the Reportable Segment.
The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors. Pro forma financial information has not been presented since the acquisition did not have a material effect on the Company’s operating results for three months ended March 31, 2016.
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
Noncontrolling Interests
During the three months ended March 31, 2017 and 2016 there were no changes in the Company’s ownership interests in its less than 100% owned subsidiaries.
5. Accounts Payable, Accruals and Other Liabilities
At March 31, 2017 and December 31, 2016, accruals and other liabilities included accrued media of $181,208 and $201,872, respectively; and included amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months of $2,593 and $4,154, respectively.
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2016 and three months ended March 31, 2017 were as follows:

Noncontrolling Interests
Balance, December 31, 2015	$5,473
Income attributable to noncontrolling interests	5,218
Distributions made	(7,772)
Other (1)	1,235
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	883
Distributions made	(2,471)
Other (1)	27
Balance, March 31, 2017	$2,593

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
At March 31, 2017 and December 31, 2016, accounts payable included $44,038 and $80,193 of outstanding checks, respectively.
6. Debt
The Company’s indebtedness was comprised as follows:

	March 31, 2017	December 31, 2016
Revolving credit agreement	$4,886	$54,425
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(18,039)	(18,420)
	886,847	936,005
Obligations under capital leases	683	431
	887,530	936,436
Less: Current portion of long-term debt	260	228
	$887,270	$936,208
6.50% Notes
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
Redemption of 6.75% Notes
On March 23, 2016, the Company redeemed the 6.75% Notes in whole at a redemption price of 103.375% of the principal amount thereof with the proceeds from the issuance of the 6.50% Notes.
Credit Agreement
On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $225,000 senior secured revolving credit agreement due 2018 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.
Effective October 23, 2014, MDC and its subsidiaries entered into an amendment to its Credit Agreement. The amendment: (i) expanded the commitments under the facility by $100,000, from $225,000 to $325,000; (ii) extended the date by an additional eighteen months to September 30, 2019; (iii) reduced the base borrowing interest rate by 25 basis points (the applicable margin for borrowing is 1.00% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans); and (iv) modified certain covenants to provide the Company with increased flexibility to fund its continued growth and other general corporate purposes.
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
Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 1.50% in the case of Base Rate Loans and 1.75% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At March 31, 2017, there were $4,886 borrowings under the Credit Agreement.
At March 31, 2017, the Company had issued $4,810 of undrawn outstanding letters of credit.
7. Share Capital
The Company’s issued and outstanding share capital is as follows:
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of March 31, 2017. See Note 8 for details. There were no such shares issued and outstanding as of December 31, 2016.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 53,377,937 and 52,798,303 Class A Shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.
Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of March 31, 2017 and December 31, 2016.
8. Convertible Preference Shares
On March 7, 2017 (the “Issue Date”), the Company issued 95,000 newly created Preference Shares to affiliates of The Goldman Sachs Group, Inc. (collectively, the “Purchaser”) pursuant to a $95,000 private placement. The Company received proceeds of approximately $90,220, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. In connection with the closing of the transaction, effective March 7, 2017, the Company increased the size of its Board of Directors (the “Board”) to seven members and appointed one nominee designated by the Purchaser. Except as required by law, the Preference Shares do not have voting rights, and are not redeemable at the option of the Purchaser.
The holders of the Preference Shares have the right to convert their Preference Shares, in whole at any time and from time to time, and in part at any time and from time to time after the ninetieth day following the original issuance date of the Preference Shares, into a number of Class A subordinate voting shares of the Company (the “Class A Shares”) equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Preference Share is $1,000. The initial Conversion Price will be $10.00 per Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities.
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. During the three months ended March 31, 2017, the Preference Shares accreted at a monthly rate of approximately $6.67 per Preference Share, for total accretion of $507, bringing the aggregate liquidation preference to $95,507 as of March 31, 2017. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Notes 2 and 3.

Holders of the Preference Shares are entitled to dividends in an amount equal to any dividends that would otherwise have been payable on the Class A Shares issued upon conversion of the Preference Shares. The Preference Shares are convertible at the Company’s option (i) on and after the two-year anniversary of the Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least 125% of the Conversion Price or (ii) after the fifth anniversary of the Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least equal to the Conversion Price.
Following certain change in control transactions of the Company in which holders of Preference Shares are not entitled to receive cash or qualifying listed securities with a value at least equal to the liquidation preference plus accrued and unpaid dividends, (i) holders will be entitled to cash dividends on the liquidation preference at an increasing rate (beginning at 7%), and (ii) the Company will have a right to redeem the Preference Shares for cash at the greater of their liquidation preference plus accrued and unpaid dividends or their as-converted value.
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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Level 1		Level 1
	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Notes due 2024	$900,000	$860,625	$900,000	$812,250
Long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.

The following table presents changes in deferred acquisition consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2017	2016
Beginning balance of contingent payments	$224,754	$306,734
Payments (1)	(6,745)	(105,169)
Additions (2)	—	16,132
Redemption value adjustments (3)	12,671	13,930
Other (4)	—	(6,412)
Foreign translation adjustment	390	(461)
Ending balance of contingent payments	$231,070	$224,754

(1)
For the three months ended March 31, 2017 and the year ended December 31, 2016, payments include $5,028 and $10,458, respectively, of deferred acquisition consideration settled through the issuance of 568,182 and 691,559, respectively, MDC Class A subordinate voting shares in lieu of cash.

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

(4)
For the year ended December 31, 2016, other is comprised of (i) $2,360 transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and (ii) $4,052 of contingent payments eliminated through the acquisition of incremental ownership interests, see Note 4.

In addition to the above amounts, there are fixed payments of $4,300 and $4,810 for total deferred acquisition consideration of $235,370 and $229,564, which reconciles to the consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.
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
At March 31, 2017 and December 31, 2016, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.

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
10. Other Income

	Three Months Ended March 31,
	2017	2016
Other income	$128	$58
Foreign currency transaction gain	2,439	15,454
	$2,567	$15,512
11. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. During June of 2016, the Company entered into a Separation and Release Agreement with its former Chief Operating Officer in connection with a limited restructuring of the Company’s corporate department. This change to the Company’s management structure was designed to provide the CODM greater visibility into the operating performance of individual Partner Firms and resulted in a corresponding change in the level at which the CODM reviews the operating results of such Partner Firms. As a result, in the third quarter of 2016, the Company reassessed its determination of operating segments and concluded that each Partner Firm represents an operating segment. The Company assesses the average long-term gross margins expected for each Partner Firm together with the qualitative characteristics set forth in ASC 280-10-50 and aggregates the Partner Firms that meet the aggregation criteria into one reportable (the “Reportable Segment”), and combines and discloses those Partner Firms that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” Effective January 1, 2017, the Company recast the segment reporting to reflect a non-material change to the Company’s operating segments. The Company elected to separate Kenna, a component business, from the kbs Partner Firm in order to provide additional visibility for the CODM. As a stand-alone Partner Firm, Kenna does not meet the aggregation criteria to be included in the Reportable Segment, thus, Kenna is now reported within All Other.

•
The Reportable Segment is comprised of the Company’s integrated advertising, media, and public relations service Partner Firms. These core or principal service offerings are similar and/or complementary in many respects, and the Partner Firms that provide these service offerings both compete and/or collaborate with each other for new business. Each Partner Firm represents an operating segment and the Company aggregates its Partner Firms to report in the Reportable Segment. Partner Firms within this segment include Allison & Partners, Anomaly, Crispin Porter + Bogusky, Doner, Forsman & Bodenfors, Hunter PR, kbs, MDC Media Partners, and 72andSunny, among others. These Partner Firms share similar characteristics related to the nature of their services as well as the type of clients and the methods used to provide their services. In addition, the class of customer is also common among the Partner Firms in the Reportable Segment. This results in the Partner Firms having similar economics of their business, and the Company’s expected average long-term gross margin are similar among the Partner Firms aggregated in the Reportable Segment.

•
All Other is comprised of the Company’s Partner Firms that provide the specialist marketing offerings such as direct marketing, sales promotion, market research, strategic communications, database and customer relationship management, data analytics and insights, corporate identity, design and branding, and product and service innovation. Partner Firms within All Other include Gale Partners, Kingsdale, Relevent, Team, Redscout, and Y Media Labs, among others. The nature of the specialized services provided by these Partner Firms vary from those Partner Firms aggregated into the Reportable Segment in that such services are generally complimentary and are provided to round out the portfolio of services offered by the Company. This results in these Partner Firms having different current and long-term performance expectations from those Partner Firms aggregated in the Reportable Segment.

•
Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Partner Firms. These office and general expenses include (i) salaries and related expenses for corporate office employees including employees dedicated to supporting the Partner Firms, (ii) occupancy expense relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the Reportable Segment and All Other.

Prior year results have been recast to reflect the new segment reporting.

Three Months Ended March 31, 2017
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$286,805	$57,895	$—	$344,700

Cost of services sold	198,143	39,420	—	237,563

Office and general expenses	68,692	10,888	8,260	87,840

Depreciation and amortization	8,393	2,196	309	10,898

Operating profit (loss)	11,577	5,391	(8,569)	8,399

Other income (expense):
Other income, net				2,567
Interest expense and finance charges, net				(16,541)

Loss before income taxes and equity in earnings of non-consolidated affiliates				(5,575)
Income tax expense				3,969

Loss before equity in earnings of non-consolidated affiliates				(9,544)
Equity in losses of non-consolidated affiliates				(139)

Net loss				(9,683)

Net income attributable to the noncontrolling interests	(741)	(142)	—	(883)

Net loss attributable to MDC Partners Inc.				$(10,566)

Stock-based compensation	$3,913	$433	$604	$4,950

Supplemental Segment Information:

Capital expenditures	$8,513	$899	$1	$9,413

Goodwill and intangibles	$719,164	$207,928	$—	$927,092

Total assets	$1,195,498	$303,941	$127,214	$1,626,653

Three Months Ended March 31, 2016
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$254,106	$54,936	$—	$309,042

Cost of services sold	175,339	36,107	—	211,446

Office and general expenses	52,209	12,886	12,733	77,828

Depreciation and amortization	7,060	3,763	397	11,220

Operating profit (loss)	19,498	2,180	(13,130)	8,548

Other income (expense):
Other income, net				15,512
Interest expense and finance charges, net				(15,397)
Loss on redemption of notes				(33,298)

Loss before income taxes and equity in earnings of non-consolidated affiliates				(24,635)
Income tax benefit				(1,972)

Loss before equity in earnings of non-consolidated affiliates				(22,663)
Equity in earnings of non-consolidated affiliates				229

Net loss				(22,434)

Net income attributable to the noncontrolling interests	(726)	(133)	—	(859)

Net loss attributable to MDC Partners Inc.				$(23,293)

Stock-based compensation	$3,751	$130	$804	$4,685

Supplemental Segment Information:

Capital expenditures	$4,857	$654	$28	$5,539

Goodwill and intangibles	$699,993	$244,667	$—	$944,660

Total assets	$1,088,365	$324,623	$158,567	$1,571,555

A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended March 31,
2017	$274,682	$26,470	$43,548	$344,700
2016	$252,199	$28,406	$28,437	$309,042
12. Commitments, Contingencies, and Guarantees
Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Notes 2, 4, and 9.
Options to purchase. Noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during the remainder of 2017 to 2023. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2017, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $12,414 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $145 by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $44,112 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $3,857 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at March 31, 2017 was $60,383 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2017 and 2016, these operations did not incur any costs related to damages resulting from hurricanes.
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
Class Action Litigation in Canada. On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. The Company intends to continue to vigorously defend this Canadian suit on the same basis as which the U.S. class action was previously dismissed. A first case management meeting has been held. The plaintiff has served his material for leave to proceed under the Securities Act. MDC has served a motion to address the scope of the proposed class definition.
Antitrust Subpoena. One of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation.
Commitments.  At March 31, 2017, the Company had issued $4,810 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $588.
13. New Accounting Pronouncements
In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-7, Compensation - Retirement Benefits, which requires the presentation of the service cost component of the net periodic pension and postretirement benefits costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net periodic pension and postretirement benefits costs are required to be presented as non-operating expenses in the statement of operations. This guidance is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact on its results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented; or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018. Presently, the Company is not yet in a position to conclude on the transition method it will choose. Based on the Company’s initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. The Company is also assessing whether the standard will result in a change in the number of performance obligations within the Company’s contractual arrangements. Additionally, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations. The Company is currently evaluating the impact of the principal versus agent guidance on its revenue and cost of services; however, such change is not expected to have a material effect on the Company’s results of operations.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a fiscal year means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2017 means the period beginning January 1, 2017, and ending December 31, 2017).
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
Two such non-U.S. GAAP measures are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact (a) of the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) “non-GAAP acquisitions (dispositions), net”. Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2017 and 2016 and the financial condition of the Company as of March 31, 2017. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2016 as reported on Form 10-K. All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.

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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are the areas of revenues and operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by primary discipline (iii) growth from currency changes, and (iv) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
As discussed in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, MDC conducts its businesses through its Partner Firm network, the Advertising and Communications Group. The Company aggregates Partner Firms that meet the aggregation criteria into one Reportable Segment and combines and discloses those Partner Firms that do not meet the aggregation criteria as All Other. In addition, MDC reports its corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Partner Firms as Corporate. Corporate provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions. Effective January 1, 2017 the Company recast the segment reporting to reflect a non-material change to the Company’s operating segments. The Company elected to separate Kenna, a component business, from the kbs Partner Firm in order to provide additional visibility for the CODM. As a stand-alone Partner Firm, Kenna does not meet the aggregation criteria to be included in the Reportable Segment, thus, Kenna is now reported with those other Partner Firms that do not meet the aggregation criteria in All Other.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. The Company’s corporate group provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, integration is typically implemented promptly, and new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company engaged in a number of acquisition and disposition transactions during the 2009 to 2016 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions is provided in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Foreign Exchange Fluctuations. Our financial results and competitive position are affected by fluctuations in the exchange rate between the U.S. dollar and non-U.S. dollars, primarily the Canadian dollar. See also “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”
Seasonality. Historically, with some exceptions, the Company generates the lowest quarterly revenue and lowest volume of media placements during the first quarter while the Company generates the highest quarterly revenues and highest volume of media placements during the fourth quarter ever year.

Results of Operations:
Three Months Ended March 31, 2017
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$286,805	$57,895	$—	$344,700

Cost of services sold	198,143	39,420	—	237,563

Office and general expenses	68,692	10,888	8,260	87,840

Depreciation and amortization	8,393	2,196	309	10,898

Operating profit (loss)	11,577	5,391	(8,569)	8,399

Other income (expense):
Other income, net				2,567
Interest expense and finance charges, net				(16,541)

Loss before income taxes and equity in earnings of non-consolidated affiliates				(5,575)
Income tax expense				3,969

Loss before equity in earnings of non-consolidated affiliates				(9,544)
Equity in losses of non-consolidated affiliates				(139)

Net loss				(9,683)

Net income attributable to the noncontrolling interests	(741)	(142)	—	(883)
Net loss attributable to MDC Partners Inc.				$(10,566)

Stock-based compensation	$3,913	$433	$604	$4,950

Three Months Ended March 31, 2016
(thousands of United States dollars)

	Reportable Segment	All Other	Corporate	Total
Revenue	$254,106	$54,936	$—	$309,042

Cost of services sold	175,339	36,107	—	211,446

Office and general expenses	52,209	12,886	12,733	77,828

Depreciation and amortization	7,060	3,763	397	11,220

Operating profit (loss)	19,498	2,180	(13,130)	8,548

Other income (expense):
Other income, net				15,512
Interest expense and finance charges, net				(15,397)
Loss on redemption of notes				(33,298)

Loss before income taxes and equity in earnings of non-consolidated affiliates				(24,635)
Income tax benefit				(1,972)

Loss before equity in earnings of non-consolidated affiliates				(22,663)
Equity in earnings of non-consolidated affiliates				229

Net loss				(22,434)

Net income attributable to the noncontrolling interests	(726)	(133)	—	(859)
Net loss attributable to MDC Partners Inc.				$(23,293)

Stock-based compensation	$3,751	$130	$804	$4,685
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016
Revenue was $344.7 million for the three months ended March 31, 2017, representing an increase of $35.7 million, or 11.5%, compared to revenue of $309.0 million for the three months ended March 31, 2016. The change in revenue included revenue from acquisitions of $18.6 million, or 6.0%, partially offset by a negative impact from dispositions of $0.7 million, or 0.2%. Revenue contributions from existing Partner Firms consisted of revenue growth of $18.6 million, or 6.0%, partially offset by a negative foreign exchange impact of $0.8 million, or 0.3%.
Operating profit for the three months ended March 31, 2017 was $8.4 million, compared to operating profit of $8.5 million for the three months ended March 31, 2016. Operating profit decreased by $7.9 million in the Reportable Segment and increased by $3.2 million in All Other. Operating profit benefited as Corporate operating expenses decreased by $4.6 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Net loss was $9.7 million for the three months ended March 31, 2017, compared to $22.4 million for the three months ended March 31, 2016. This decrease in net loss of $12.8 million was primarily attributable to the $33.3 million loss on redemption of the 6.75% Notes in the first quarter of 2016, partially offset by a reduction in foreign exchange gain of $13.0 million, an increase in income tax expense of $5.9 million, and an increase in interest expense and finance charges, net of $1.1 million.
Advertising and Communications Group
Revenue was $344.7 million for the three months ended March 31, 2017, representing an increase of $35.7 million, or 11.5%, compared to revenue of $309.0 million for the three months ended March 31, 2016. The change in revenue included revenue from acquisitions of $18.6 million, or 6.0%, partially offset by a negative impact from dispositions of $0.7 million, or 0.2%. Revenue contributions from existing Partner Firms consisted of revenue growth of $18.6 million, or 6.0%, partially offset by a negative foreign exchange impact of $0.8 million, or 0.3%. Revenue growth was attributable to new client wins and an increase in client spending, partially offset by client losses. There was broad based growth by client sector, with particular strength in communications, food & beverage, and automotive, partially offset by a decline in technology and transportation & travel. Revenue growth was led by Partner Firms whose primary disciplines include media, integrated advertising, and technology & data science, partially offset by modest declines in Partner Firms whose primary disciplines include design and sales promotion.
Revenue growth was driven by the Company’s business in North America, led by growth of $22.5 million, or 8.9%, in the United States due to net new client wins and increased spending by existing clients, partially offset by a decline of $1.9 million, or 6.8%, in Canada mostly due to a decrease in pass-through costs. The revenue growth from outside of North America was $15.1 million, or 53.1%, consisting of contributions from acquisitions of $18.6 million, partially offset by revenue decline due to client losses and foreign exchange impact.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined in Item 2. For the three months ended March 31, 2017, organic revenue growth was $17.2 million, or 5.6%, of which $18.6 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, partially offset by a reduction of $1.5 million from acquisitions. The other components of non-GAAP activity include non-GAAP acquisition (disposition), net adjustments of $20.4 million, or 6.6%, and a negative foreign exchange impact of $1.9 million, or 0.6%.
The components of the change in revenues for the three months ended March 31, 2017 are as follows:

		2017 Non-GAAP Activity				Change
Advertising and Communications Group	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2017 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$252.2	$—	$—	$22.5	$274.7	—%	—%	8.9%	8.9%
Canada	28.4	0.9	(0.7)	(2.2)	26.5	3.2%	(2.4)%	(7.6)%	(6.8)%
Other	28.4	(2.8)	21.1	(3.2)	43.5	(9.8)%	74.1%	(11.1)%	53.1%
Total	$309.0	$(1.9)	$20.4	$17.2	$344.7	(0.6)%	6.6%	5.6%	11.5%

The below is a reconciliation between the revenue from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended March 31, 2017:

	Reportable Segment	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$18.6	$—	$18.6
Foreign exchange impact	1.0	—	1.0
Contribution to organic revenue (growth) decline (2)	1.5	—	1.5
Prior year revenue from dispositions	—	(0.7)	(0.7)
Non-GAAP acquisitions (dispositions), net	$21.1	$(0.7)	$20.4

(1)	For the three months ended March 31, 2017, revenue from acquisitions was comprised of $18.6 million from 2016 acquisitions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
United States	79.7%	81.6%
Canada	7.7%	9.2%
Other	12.6%	9.2%
Organic revenue growth was driven by the Company’s business in North America, led by growth of $22.5 million, or 8.9%, in the United States due to net new client wins and increased spending by existing clients. These increases were partially offset by a decline of $2.2 million, or 7.6%, in Canada mostly due to a decrease in pass-through costs. Organic revenue decline from outside of North America was $3.2 million, or 11.1%, consisting of a decline of $1.5 million at an acquired Partner Firm due to a decline in pass-through costs as well as a client loss from an existing Partner Firm.
The adverse foreign exchange impact of $1.9 million, or 0.6%, was primarily due to the weakening of the British Pound and the Swedish Króna against the U.S. dollar, partially offset by strengthening of the Canadian dollar against the U.S. dollar.
The change in expenses as a percentage of revenue in Advertising and Communications Group for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$344.7		$309.0		$35.7	11.5%
Operating expenses
Cost of services sold	237.6	68.9%	211.4	68.4%	26.1	12.4%
Office and general expenses	79.6	23.1%	65.1	21.1%	14.5	22.3%
Depreciation and amortization	10.6	3.1%	10.8	3.5%	(0.2)	(2.2)%
	$327.7	95.1%	$287.4	93.0%	$40.4	14.0%
Operating profit	$17.0	4.9%	$21.7	7.0%	$(4.7)	(21.7)%

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$54.0	15.7%	$40.3	13.0%	$13.7	33.9%
Staff costs (2)	201.6	58.5%	185.6	60.1%	15.9	8.6%
Administrative	45.8	13.3%	40.4	13.1%	5.4	13.4%
Deferred acquisition consideration	11.4	3.3%	6.3	2.0%	5.1	80.7%
Stock-based compensation	4.3	1.3%	3.9	1.3%	0.5	12.0%
Depreciation and amortization	10.6	3.1%	10.8	3.5%	(0.2)	(2.2)%
Total operating expenses	$327.7	95.1%	$287.4	93.0%	$40.4	14.0%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the three months ended March 31, 2017 was $17.0 million, compared to $21.7 million for the three months ended March 31, 2016. Operating margins declined 210 basis points from 7.0% in 2016 to 4.9% in 2017. The decrease in operating profit and margin was largely due to an increase in direct costs, administrative costs, and a larger deferred acquisition consideration adjustment, partially offset by improvements in staff costs as a percentage of revenue.
Direct costs increased $13.7 million, or 33.9%, and as a percentage of revenue from 13.0% for the three months ended March 31, 2016 to 15.7% for the three months ended March 31, 2017. This increase was primarily due to contributions from an acquisition with a higher direct cost to revenue ratio in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Staff costs increased by $15.9 million, or 8.6%, and as a percentage of revenue decreased from 60.1% for the three months ended March 31, 2016 to 58.5% for the three months ended March 31, 2017. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquisitions. The decrease in staff costs as a percentage of revenue was driven by revenue growth as a result of increased costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal. In addition, at certain Partner Firms revenue growth outpaced the increase in staffing costs.
Administrative costs increased $5.4 million, or 13.4%, primarily due to increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms and contributions from acquisitions. These cost increases were partially offset by occupancy cost savings realized from the Company’s real estate consolidation initiatives at other Partner Firms. As a percentage of revenue, administrative costs increased from 13.1% for the three months ended March 31, 2016, to 13.3% for the three months ended March 31, 2017.
Deferred acquisition consideration was an expense of $11.4 million for the three months ended March 31, 2017, compared to an expense of $6.3 million for the three months ended March 31, 2016. The year-over-year increase in expense was primarily due to the finalization of future payments pertaining to an acquisition completed in 2016 and increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017, partially offset by a decrease in the present value accretion.
Stock-based compensation remained consistent at approximately 1.3% of revenue.
Depreciation and amortization expense decreased by $0.2 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Reportable Segment
Revenue was $286.8 million for the three months ended March 31, 2017, representing an increase of $32.7 million, or 12.9%, compared to revenue of $254.1 million for the three months ended March 31, 2016. The change in revenue included revenue from an acquisition of $18.6 million, or 6.0%. Revenue contributions from existing Partner Firms consisted of revenue growth of $15.2 million, or 6.0%, partially offset by a negative foreign exchange impact of $1.1 million, or 0.4%.

The change in expenses as a percentage of revenue in the Reportable Segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$286.8		$254.1		$32.7	12.9%
Operating expenses
Cost of services sold	198.1	69.1%	175.3	69.0%	22.8	13.0%
Office and general expenses	68.7	24.0%	52.2	20.5%	16.5	31.6%
Depreciation and amortization	8.4	2.9%	7.1	2.8%	1.3	18.9%
	$275.2	96.0%	$234.6	92.3%	$40.6	17.3%
Operating profit	$11.6	4.0%	$19.5	7.7%	$(7.9)	(40.6)%
The change in the categories of expenses as a percentage of revenue in the Reportable Segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Reportable Segment	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$39.2	13.7%	$28.0	11.0%	$11.2	39.8%
Staff costs (2)	173.6	60.5%	157.3	61.9%	16.3	10.3%
Administrative	40.7	14.2%	34.3	13.5%	6.4	18.8%
Deferred acquisition consideration	9.4	3.3%	4.1	1.6%	5.3	127.5%
Stock-based compensation	3.9	1.4%	3.8	1.5%	0.2	4.3%
Depreciation and amortization	8.4	2.9%	7.1	2.8%	1.3	18.9%
Total operating expenses	$275.2	96.0%	$234.6	92.3%	$40.6	17.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the three months ended March 31, 2017 was $11.6 million, compared to $19.5 million for the three months ended March 31, 2016. Operating margins declined of 370 basis points from 7.7% in 2016 to 4.0% in 2017. The decrease in operating profit and margin was largely due to an increase in direct costs, administrative costs, and a larger deferred acquisition consideration adjustment, partially offset by improvements in staff costs as a percentage of revenue.
Direct costs increased $11.2 million and as a percentage of revenue from 11.0% for the three months ended March 31, 2016, to 13.7% for the three months ended March 31, 2017. This increase was primarily due to contributions from an acquisition with a higher direct cost to revenue ratio, in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Staff costs increased by $16.3 million, or 10.3%, and as a percentage of revenue decreased from 61.9% for the three months ended March 31, 2016, to 60.5% for the three months ended March 31, 2017. The increase in staff costs was due to higher headcount at certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The decrease in staff costs as a percentage of revenue was driven by revenue growth as a result of increased costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal. In addition, at certain Partner Firms revenue growth outpaced the increase in staffing costs.
Administrative costs increased $6.4 million, or 18.8%, primarily due to contributions from acquisitions and increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms, partially offset by occupancy cost savings realized from the Company’s real estate consolidation initiatives. As a percentage of revenue, administrative costs increased from 13.5% for the three months ended March 31, 2016 to 14.2% for the three months ended March 31, 2017.

Deferred acquisition consideration was an expense of $9.4 million for the three months ended March 31, 2017 compared to expense of $4.1 million for the three months ended March 31, 2016. The year-over-year increase in expense was primarily due to the finalization of future payments pertaining to an acquisition completed in 2016 and increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017, partially offset by a decrease in the present value accretion.
Stock-based compensation remained consistent at approximately 1.5% of revenue.
Depreciation and amortization expense increased by $1.3 million primarily due to amortization of leaseholds from office expansions and from amortization from acquisitions.
All Other
Revenue was $57.9 million for the three months ended March 31, 2017, representing an increase of $3.0 million, or 5.4%, compared to revenue of $54.9 million for the three months ended March 31, 2016. The change in revenue is primarily due to revenue growth from existing Partner Firms of $3.4 million, or 6.3%, partially offset by a foreign exchange impact from existing Partner Firms of $0.2 million, or 0.4% and a negative impact from dispositions of $0.7 million, or 1.3%.
The change in expenses as a percentage of revenue in All Other for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$57.9		$54.9		$3.0	5.4%
Operating expenses
Cost of services sold	39.4	68.1%	36.1	65.7%	3.3	9.2%
Office and general expenses	10.9	18.8%	12.9	23.5%	(2.0)	(15.5)%
Depreciation and amortization	2.2	3.8%	3.8	6.8%	(1.6)	(41.6)%
	$52.5	90.7%	$52.8	96.0%	$(0.3)	(0.5)%
Operating profit	$5.4	9.3%	$2.2	4.0%	$3.2	147.2%
The change in the categories of expenses as a percentage of revenue in All Other for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$14.8	25.5%	$12.3	22.3%	$2.5	20.5%
Staff costs (2)	27.9	48.3%	28.3	51.5%	(0.3)	(1.2)%
Administrative	5.1	8.8%	6.1	11.1%	(1.0)	(16.7)%
Deferred acquisition consideration	2.1	3.6%	2.2	4.0%	(0.2)	(6.8)%
Stock-based compensation	0.4	0.7%	0.1	0.2%	0.3	233.1%
Depreciation and amortization	2.2	3.8%	3.8	6.8%	(1.6)	(41.6)%
Total operating expenses	$52.5	90.7%	$52.8	96.0%	$(0.3)	(0.5)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Operating profit for the three months ended March 31, 2017 was $5.4 million, compared to $2.2 million for the three months ended March 31, 2016. Operating margins increased from 4.0% in 2016 to 9.3% in 2017. The increase in operating profit and margin was largely due to an increase in revenue with a modest decrease of total operating expenses.

Direct costs increased $2.5 million, or 20.5%, and as a percentage of revenue increased from 22.3% for the three months ended March 31, 2016 to 25.5% for the three months ended March 31, 2017. This increase was due to an increase in pass-through costs incurred on client’s behalf from some of our Partner Firms acting as principal.
Staff costs decreased by $0.3 million, or 1.2%, and as a percentage of revenue decreased from 51.5% for the three months ended March 31, 2016 to 48.3% for the three months ended March 31, 2017. The decrease in staff costs was primarily due to a disposition completed in the prior year. The decrease in staff costs as a percentage of revenue was due to revenue growth as staffing costs remained flat.
Administrative costs decreased $1.0 million, or 16.7%, primarily due to reductions in external administrative costs and occupancy cost savings realized from the Company’s real estate consolidation initiatives. As a percentage of revenue, administrative costs decreased from 11.1% for the three months ended March 31, 2016 to 8.8% for the three months ended March 31, 2017.
Deferred acquisition consideration remained consistent at approximately $2 million.
Stock-based compensation increased $0.3 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016
Depreciation and amortization expense decreased by $1.6 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Corporate
The change in operating expenses for Corporate for the three months ended March 31, 2017 and 2016 was as follows:

			Change
Corporate Group	2017	2016	$	%
	(Dollars in Millions)
Staff costs (1)	$4.2	$7.1	$(2.9)	(40.7)%
Administrative	3.4	4.8	(1.4)	(28.5)%
Stock-based compensation	0.6	0.8	(0.2)	(24.9)%
Depreciation and amortization	0.3	0.4	(0.1)	(22.2)%
Total operating expenses	$8.6	$13.1	$(4.6)	(34.7)%

(1)	Excludes stock-based compensation.
Total operating expenses decreased by $4.6 million to $8.6 million in the three months ended March 31, 2017, compared to $13.1 million in the three months ended March 31, 2016.
Staff costs decreased on a year-over-year basis by $2.9 million, or 40.7%, due mostly to lower executive compensation expense in 2017.
Administrative costs decreased by $1.4 million for the three months ended March 31, 2017. This decrease was primarily related to reductions in legal fees related to the class-action litigation and SEC investigations of $1.1 million and various administrative expenses of $0.1 million. In addition, the Company received $0.2 million of insurance proceeds in the first quarter of 2017 relating to the class-action litigation and SEC investigation.
Other Income, Net
Other income, net, decreased by $12.9 million from of $15.5 million for the three months ended March 31, 2016 to $2.6 million for the three months ended March 31, 2017. The decrease was primarily related to an unrealized foreign exchange gain of $15.5 million in 2016 compared to an unrealized foreign exchange gain of $2.4 million in 2017. The foreign exchange gains in both 2017 and 2016 primarily relate to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and were driven by the appreciation of the U.S. dollar against the Canadian dollar in the period.

Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2017 was $16.5 million, a decrease of $1.1 million over the $15.4 million of interest expense and finance charges, net, incurred during the three months ended March 31, 2016.
Loss on Redemption of Notes
Loss on redemption of notes decreased by $33.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the loss on redemption of the 6.75% Notes in the first quarter of 2016.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2017 was $4.0 million compared to a benefit of $2.0 million for the three months ended March 31, 2016. This increase in expense was attributable to the tax exposure of certain international jurisdictions as the Company’s businesses outside of the North American region increased profitability. In addition, for both periods the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the three months ended March 31, 2017, the Company recorded a loss of $0.1 million, compared to income of $0.2 million for the three months ended March 31, 2016.
Noncontrolling Interests
The effects of noncontrolling interests remained consistent at $0.9 million for the three months ended March 31, 2017 and 2016.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, the net loss attributable to MDC Partners Inc. common shareholders for the three months ended March 31, 2017 was $11.1 million, or $0.21 per basic and diluted share, compared to a net loss attributable to MDC Partners Inc. common shareholders of $23.3 million, or $0.47 per basic and diluted share, for the three months ended March 31, 2016.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

(amounts in $ millions)	As of and for the three months ended March 31, 2017	As of and for the three months ended March 31, 2016	As of and for the year ended December 31, 2016
Cash and cash equivalents	$23.2	$21.8	$27.9
Working capital deficit	$(280.0)	$(288.4)	$(313.2)
Cash provided by (used in) operating activities	$(30.7)	$(122.4)	$5.4
Cash used in investing activities	$(11.1)	$(8.1)	$(25.2)
Cash provided by (used in) financing activities	$37.1	$92.4	$(15.9)
Long-term debt to total equity ratio	(2.13)	(1.71)	(1.86)
Fixed charge deficiency	$5.6	$24.6	$49.6
As of March 31, 2017 and 2016 and December 31, 2016, $5.4 million, $5.4 million, and $5.3 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. This amount does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.
Working Capital Deficit
At March 31, 2017, the Company had a working capital deficit of $280.0 million compared to a deficit of $313.2 million at December 31, 2016. Working capital deficit decreased by $33.3 million primarily due to the net proceeds from the issuance of the convertible preference shares offset by the net repayments under the credit agreement and payments of deferred acquisition consideration. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At March 31, 2017, the Company had $4.9 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2017, $2.6 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities, including changes in non-cash working capital, for the three months ended March 31, 2017 was $30.7 million. This was attributable to a net loss of $9.7 million, an increase in accounts receivable of $39.9 million, a decrease in accounts payable, accruals, and other liabilities of $10.8 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, a net increase in other non-current assets and liabilities of $5.7 million, an increase in prepaid expenses and other current assets of $4.3 million, an increase in expenditures billable to clients of $4.0 million, and foreign exchange of $1.4 million. This was partially offset by depreciation, amortization of intangibles, and stock compensation of $15.8 million, a decrease in advanced billings of $14.8 million, adjustments to deferred acquisition consideration of $11.5 million, deferred income taxes of $1.9 million, amortization of deferred finance charges of $0.7 million, and earnings of non-consolidated affiliates of $0.1 million.
Cash flows used in operating activities, including changes in non-cash working capital, for the three months ended March 31, 2016 was $122.4 million. This was attributable to a net loss of $22.4 million, a decrease in accounts payable, accruals, and other liabilities of $132.2 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $31.6 million, foreign exchange of $14.1 million, an increase in prepaid expenses and other current assets of $13.0 million, deferred income taxes of $2.3 million, a net increase in other non-current assets and liabilities of $1.5 million, and earnings of non-consolidated affiliates of $0.2 million. This was partially offset by a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in expenditures billable to clients of $21.7 million, a decrease in advanced billings of $17.0 million, depreciation, amortization of intangibles, and stock compensation of $15.9 million, amortization of deferred finance charges of $7.0 million, and adjustments to deferred acquisition consideration of $6.4 million.

Investing Activities
During the three months ended March 31, 2017, cash flows used in investing activities was $11.1 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $9.4 million, of which $8.5 million was incurred by the Reportable Segment and $0.9 million was incurred by the All Other segment, $1.6 million for deposits and $0.1 million for other investments.
During the three months ended March 31, 2016, cash flows used in investing activities was $8.1 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $5.5 million of which $4.9 million was incurred by the Reportable segment and $0.7 million was incurred by the All Other segment, $1.8 million, net of cash acquired, for acquisitions and $0.8 million for other investments.
Financing Activities
During the three months ended March 31, 2017, cash flows provided by financing activities was $37.1 million, and consisted of $95.0 million in proceeds from the issuance of convertible preference shares. This inflow was partially offset by $49.5 million in net repayments under the credit agreement, $5.2 million of acquisition related payments, distributions to noncontrolling partners of $2.5 million, $0.5 million of issuance costs paid in connection with the issuance of the convertible preference shares, repayments of long-term debt of $0.1 million, and the purchase of treasury shares for income tax withholding requirements of $0.1 million.
During the three months ended March 31, 2016, cash flows provided by financing activities was $92.4 million, and consisted of $900.0 million in proceeds from the issuance of the 6.50% Notes and $17.0 million in net borrowings under the credit agreement. These inflows were partially offset by the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $18.1 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, $30.5 million of acquisition related payments, payment of dividends of $10.6 million, distributions to noncontrolling partners of $2.4 million, the purchase of treasury shares for income tax withholding requirements of $0.9 million, and repayments of long-term debt of $0.2 million.
Total Debt
6.50% Notes
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
Redemption of 6.75% Notes
On March 23, 2016, the Company redeemed the 6.75% Notes in whole at a redemption price of 103.375% of the principal amount thereof with the proceeds from the issuance of the 6.50% Notes.
Revolving Credit Agreement
On March 20, 2013, MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries entered into an amended and restated, $225 million senior secured revolving credit agreement due 2018 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.
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
Advances under the Credit Agreement bear interest as follows: (a)(i) Non-Prime Rate Loans bear interest at the Non-Prime Rate and (ii) all other Obligations bear interest at the Prime Rate, plus (b) an applicable margin. The applicable margin for borrowing is 1.50% in the case of Non-Prime Rate Loans and Prime Rate Loans that are European Advances, and 1.75% on all other Obligations. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee of 0.25% to lenders under the Credit Agreement in respect of unused commitments thereunder.
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
Debt, net of debt issuance costs, as of March 31, 2017 was $887.5 million, a decrease of $48.9 million, compared with $936.4 million outstanding at December 31, 2016.  This decrease in debt was primarily a result of the Company’s net repayments of the Credit Agreement. At March 31, 2017, approximately $315.3 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2017, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2017
Total Senior Leverage Ratio	0.0
Maximum per covenant	2.0

Total Leverage Ratio	4.7
Maximum per covenant	5.5

Fixed Charges Ratio	3.2
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$191,870
Minimum per covenant	$105,000
These ratios and measures are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. Some of these ratios and measures include, among other things, pro forma adjustments for acquisitions, one-time charges, and other items, as defined in the Credit Agreement. They are presented here to demonstrate compliance with the covenants in the Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.
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
The following table presents the changes in the deferred acquisition consideration by segment for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017			December 31, 2016
(amounts in $ millions)	Reportable Segment	All Other	Total	Reportable Segment	All Other	Total
Beginning balance of contingent payments	$170.1	$54.6	$224.8	$213.2	$93.5	$306.7
Payments (1)	(5.3)	(1.5)	(6.7)	(66.8)	(38.4)	(105.2)
Additions (2)	—	—	—	16.1	—	16.1
Redemption value adjustments (3)	10.6	2.0	12.7	11.7	2.2	13.9
Other (4)	—	—	—	(2.4)	(4.1)	(6.4)
Foreign translation adjustment	0.3	0.1	0.4	(1.8)	1.3	(0.5)
Ending balance of contingent payments	175.8	55.2	231.1	170.1	54.6	224.8
Fixed payments	3.2	1.1	4.3	3.6	1.2	4.8
	$179.0	$56.3	$235.4	$173.7	$55.8	$229.6

(1)
For the three months ended March 31, 2017 and the year ended December 31, 2016, payments include $5.0 million and $10.5 million, respectively, of deferred acquisition consideration settled through the issuance of 568,182 and 691,559, respectively, MDC Class A subordinate voting shares in lieu of cash.

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

(4)
For the year ended December 31, 2016, other is comprised of (i) $2.4 million transfered to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and (ii) $4.1 million of contingent payments eliminated through the acquisition of incremental ownership interests.

Deferred acquisition consideration excludes future payments with an estimated fair value of $34.4 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $2.2 million will be paid in the current year, $11.2 million will be paid in one to three years, $17.8 million will be paid in three to five years, and $3.2 million will be paid after five years.
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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2017, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $12.4 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $44.1 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $3.9 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.2 million of the estimated $12.4 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.8 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2017	2018	2019	2020	2021 & Thereafter	Total
	(Dollars in Millions)
Cash	$3.2	$2.6	$2.3	$2.7	$1.5	$12.3
Shares	—	—	0.1	—	—	0.1
	$3.2	$2.6	$2.4	$2.7	$1.5	$12.4	(1)
Operating income before depreciation and amortization to be received (2)	$2.8	$0.9	$—	$1.1	$—	$4.8
Cumulative operating income before depreciation and amortization (3)	$2.8	$3.7	$3.7	$4.8	$4.8		(5)

(1)
This amount is in addition to $44.1 million of (i) options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Critical Accounting Policies
The following summary of accounting policies has been prepared to assist in better understanding the Company’s consolidated financial statements and the related management discussion and analysis. Readers are encouraged to consider this information together with the Company’s consolidated financial statements and the related Notes to Unaudited Condensed Consolidated Financial Statements as included herein for a more complete understanding of accounting policies discussed below.
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
The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities. In the majority of the Company’s businesses, the Company acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. In certain arrangements, the Company acts as principal and contracts directly with suppliers for third party media and production costs. In these arrangements, revenue is recorded at the gross amount billed. Additional information about our revenue recognition policy appears in Note 2 of the Notes to Unaudited Consolidated Financial Statements included herein.
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
Acquisitions, Goodwill and Other Intangibles.  The Company reviews goodwill and other indefinite live intangible assets for impairment annually at the beginning of the fourth quarter and whenever events or circumstances indicate that the carrying amount may not be recoverable. For goodwill, impairment is assessed at the reporting unit level. During the third quarter of 2016 the Company changed its operating segments, as a result of a management structure change as discussed in Note 9 to the unaudited financial statements. This resulted in a corresponding change to the Company’s reporting units. Each Partner Firm now represents an operating segment as well as a reporting unit for goodwill impairment testing.
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

New Accounting Pronouncements
In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-7, Compensation - Retirement Benefits, which requires the presentation of the service cost component of the net periodic pension and postretirement benefits costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net periodic pension and postretirement benefits costs are required to be presented as non-operating expenses in the statement of operations. This guidance is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact on its results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented; or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018. Presently, the Company is not yet in a position to conclude on the transition method it will choose. Based on the Company’s initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. The Company is also assessing whether the standard will result in a change in the number of performance obligations within the Company’s contractual arrangements. Additionally, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations. The Company is currently evaluating the impact of the principal versus agent guidance on its revenue and cost of services; however, such change is not expected to have a material effect on the Company’s results of operations.

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

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•	foreign currency fluctuations; and

•	risks associated with the one Canadian securities class action litigation claim.
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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and (ii) the Company’s 2016 Annual Report on Form 10-K under the caption “Risk Factors,” and in the Company’s other SEC filings.
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
Debt Instruments:  At March 31, 2017, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.50% Notes. The 6.50% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $4.9 million borrowings under the Credit Agreement, as of March 31, 2017, a 1.0% increase or decrease in the weighted average interest rate, which was 3.90% at March 31, 2017, would have an interest impact of $0.5 million.

Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. For the most part, revenues and expenses incurred that related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and foreign entities. For every one cent change in the exchange rate between the U.S. and foreign currencies, the Company will incur a $4.4 million impact to its financial statements.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our CEO and CFO, incorporated herein as Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations, except as set forth below and under “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q in connection with the ongoing Canadian securities class action litigation claim.
Class Action Litigation in Canada
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  The Company intends to continue to vigorously defend this Canadian suit on the same basis as which the U.S. class action was previously dismissed.  A first case management meeting has been held. The Plaintiff has served his material for leave to proceed under the Securities Act. MDC has served a motion to address the scope of the proposed class definition.
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In addition to the 95,000 Series 4 Convertible Preference Shares issued to affiliates of The Goldman Sachs Group, Inc., as described in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in the three months ended March 31, 2017, the Company issued 568,182 Class A subordinate voting shares to management of a Company subsidiary in transactions exempt from registration under the Securities Act of 1933, as amended. These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition and therefore did not result in any proceeds to the Company. No commissions were paid to any person in connection with the issuance or sale of these shares.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

May 2, 2017

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2016).
10.1
Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2016).

10.2
Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 1, 2016).

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