Form 10-Q
period 2017-06-30
MDC PARTNERS INC
filed 2017-08-14
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of August 7, 2017 were: 58,436,502 Class A subordinate voting shares, 3,755 Class B multiple voting shares, and 95,000 Series 4 Convertible Preference Shares.

Explanatory Paragraph
This Form 10-Q for the quarterly period ended June 30, 2017 includes expanded reportable segment footnote disclosure related to our Partner Firms and additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to these expanded reportable segments. Where applicable, prior period information presented in this Form 10-Q has been recast to conform to our new reportable segments. The recasting of prior period segment information does not affect our consolidated financial condition or results of operations for the three and six months ended June 30, 2017 and 2016, our balance sheets as of June 30, 2017 and December 31, 2016, our cash flows for the six months ended June 30, 2017 and 2016, or goodwill for any period.  See Note 11 to the unaudited condensed consolidated financial statements contained in this Form 10-Q for further information relating to the new segments.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Services	$390,532	$337,047	$735,232	$646,089
Operating expenses:
Cost of services sold	267,822	228,835	505,385	440,281
Office and general expenses	85,563	72,709	173,403	150,537
Depreciation and amortization	10,766	11,436	21,664	22,656
	364,151	312,980	700,452	613,474
Operating profit	26,381	24,067	34,780	32,615
Other income (expense):
Other, net	6,596	26	9,163	15,538
Interest expense and finance charges	(15,688)	(17,174)	(32,456)	(32,749)
Loss on redemption of notes	—	—	—	(33,298)
Interest income	178	203	405	381
	(8,914)	(16,945)	(22,888)	(50,128)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	17,467	7,122	11,892	(17,513)
Income tax expense	4,641	4,744	8,610	3,110
Income (loss) before equity in earnings of non-consolidated affiliates	12,826	2,378	3,282	(20,623)
Equity in earnings (loss) of non-consolidated affiliates	641	(290)	502	(61)
Net income (loss)	13,467	2,088	3,784	(20,684)
Net income attributable to noncontrolling interests	(2,214)	(1,254)	(3,097)	(2,113)
Net income (loss) attributable to MDC Partners Inc.	11,253	834	687	(22,797)
Accretion on convertible preference shares	(1,910)	—	(2,417)	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$9,343	$834	$(1,730)	$(22,797)

Income (loss) per common share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.14	$0.02	$(0.03)	$(0.45)

Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.14	$0.02	$(0.03)	$(0.45)

Weighted average number of common shares outstanding:
Basic	55,332,497	50,322,757	53,480,144	50,162,654
Diluted	55,622,194	50,703,548	53,480,144	50,162,654

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,737	$4,231	$7,248	$7,367
Office and general expenses	1,803	1,299	3,242	2,848
Total	$5,540	$5,530	$10,490	$10,215
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss)
Net income (loss)	$13,467	$2,088	$3,784	$(20,684)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	550	(1,860)	618	(10,685)
Other comprehensive income (loss)	550	(1,860)	618	(10,685)
Comprehensive income (loss) for the period	14,017	228	4,402	(31,369)
Comprehensive income attributable to the noncontrolling interests	(3,220)	(1,397)	(4,368)	(3,912)
Comprehensive income (loss) attributable to MDC Partners Inc.	$10,797	$(1,169)	$34	$(35,281)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,347	$27,921
Cash held in trusts	5,526	5,341
Accounts receivable, less allowance for doubtful accounts of $1,933 and $1,523	456,229	388,340
Expenditures billable to clients	42,341	33,118
Other current assets	27,207	34,862
Total current assets	551,650	489,582
Fixed assets, at cost, less accumulated depreciation of $115,884 and $105,134	88,010	78,377
Investments in non-consolidated affiliates	5,247	4,745
Goodwill	851,135	844,759
Other intangible assets, net	78,813	85,071
Deferred tax assets	39,549	41,793
Other assets	35,850	33,051
Total assets	$1,650,254	$1,577,378
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$266,568	$251,456
Trust liability	5,526	5,341
Accruals and other liabilities	300,562	303,581
Advance billings	163,639	133,925
Current portion of long-term debt	289	228
Current portion of deferred acquisition consideration	78,815	108,290
Total current liabilities	815,399	802,821
Long-term debt, less current portion	909,116	936,208
Long-term portion of deferred acquisition consideration	90,865	121,274
Other liabilities	55,576	56,012
Deferred tax liabilities	115,381	110,359
Total liabilities	1,986,337	2,026,674

Redeemable noncontrolling interests (Note 2)	62,955	60,180
Commitments, contingencies, and guarantees (Note 12)
Shareholders’ deficit:
Convertible preference shares (liquidation preference $97,417)	90,220	—
Common shares	349,474	317,784
Shares to be issued, 100,000 shares in 2016	—	2,360
Charges in excess of capital	(310,051)	(311,581)
Accumulated deficit	(581,161)	(581,848)
Accumulated other comprehensive loss	(2,477)	(1,824)
MDC Partners Inc. shareholders’ deficit	(453,995)	(575,109)
Noncontrolling interests	54,957	65,633
Total shareholders’ deficit	(399,038)	(509,476)
Total liabilities, redeemable noncontrolling interests, and shareholders’ deficit	$1,650,254	$1,577,378
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,784	$(20,684)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	10,490	10,215
Depreciation	11,558	10,146
Amortization of intangibles	10,106	12,510
Amortization of deferred finance charges	1,480	7,999
Loss on redemption of notes	—	26,873
Adjustment to deferred acquisition consideration	15,792	6,180
Deferred income tax	6,962	1,663
(Gain) loss on sale of assets	(63)	285
(Earnings) losses of non-consolidated affiliates	(502)	61
Other non-current assets and liabilities	(1,454)	3,519
Foreign exchange	(6,865)	(17,245)
Changes in working capital:
Accounts receivable	(67,889)	(60,217)
Expenditures billable to clients	(9,223)	(7,696)
Prepaid expenses and other current assets	6,511	(14,957)
Accounts payable, accruals and other liabilities	13,332	(109,028)
Advance billings	29,714	40,179
Net cash provided by (used in) operating activities	23,733	(110,197)
Cash flows used in investing activities:
Capital expenditures	(21,156)	(13,448)
Deposits	(1,261)	—
Acquisitions, net of cash acquired	—	(2,216)
Other investments	(465)	(1,098)
Net cash used in investing activities	(22,882)	(16,762)
Cash flows provided by financing activities:
Proceeds from issuance of 6.50% Notes	—	900,000
Repayment of 6.75% Notes	—	(735,000)
Repayments of revolving credit agreement	(791,609)	(791,808)
Proceeds from revolving credit agreement	763,846	899,206
Proceeds from issuance of convertible preference shares	95,000	—
Convertible preference shares issuance costs	(4,584)	—
Acquisition related payments	(65,121)	(114,140)
Repayment of long-term debt	(224)	(272)
Purchase of shares	(630)	(2,474)
Premium paid on redemption of notes	—	(26,873)
Deferred financing costs	—	(20,329)
Distributions to noncontrolling interests	(3,840)	(5,413)
Payment of dividends	(169)	(21,525)
Net cash (used in) provided by financing activities	(7,331)	81,372
Effect of exchange rate changes on cash and cash equivalents	(1,094)	191
Decrease in cash and cash equivalents	(7,574)	(45,396)
Cash and cash equivalents at beginning of period	27,921	61,458
Cash and cash equivalents at end of period	$20,347	$16,062

Supplemental disclosures:
Cash income taxes paid	$3,423	$807
Cash interest paid	$31,566	$30,600
Change in cash held in trusts	$185	$223

Non-cash transactions:
Capital leases	$545	$—
Dividends payable	$569	$966
Deferred acquisition consideration settled through issuance of shares	$28,727	$5,585
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	52,802,058	$317,784	100,000	$2,360	$—	$(311,581)	$(581,848)	$(1,824)	$(575,109)	$65,633	$(509,476)
Net income attributable to MDC Partners Inc.	—	—	—	—	—	—	—	—	687	—	687	—	687
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(653)	(653)	1,271	618
Issuance of Series 4 convertible preference shares in private placement	95,000	90,220	—	—	—	—	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	173,550	3,593	—	—	(3,593)	—	—	—	—	—	—
Shares acquired and canceled	—	—	(69,225)	(630)	—	—	—	—	—	—	(630)	—	(630)
Deferred acquisition consideration settled through issuance of shares	—	—	3,353,939	28,727	(100,000)	(2,360)	1,485	—	—	—	27,852	—	27,852
Stock-based compensation	—	—	—	—	—	—	3,769	—	—	—	3,769	—	3,769
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(2,783)	—	—	—	(2,783)		(2,783)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	2,652	—	—	—	2,652	(11,947)	(9,295)
Transfer to charges in excess of capital	—	—	—	—	—	—	(1,530)	1,530	—	—	—	—	—
Balance at June 30, 2017	95,000	$90,220	56,260,322	$349,474	—	$—	$—	$(310,051)	$(581,161)	$(2,477)	$(453,995)	$54,957	$(399,038)
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
These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. During the six months ended June 30, 2017, the Company changed the presentation of book overdrafts on its statement of cash flows to classify the associated cash flows as operating activities. Book overdrafts were previously presented within financing activities. This resulted in cash inflows of $28,300 being reclassified from financing activities to operating activities for the six months ended June 30, 2016. There was no impact on the Company’s consolidated statements of operations, comprehensive income (loss), or balance sheets.
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
Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at June 30, 2017 and December 31, 2016. No client accounted for 10% of the Company’s revenue for the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016.
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
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in other assets on the balance sheet as of June 30, 2017 and December 31, 2016, was $10,752 and $10,132, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company’s partner agencies may receive minority equity interests from start-up companies in lieu of fees.
Goodwill and Indefinite Lived Intangibles. In accordance with the FASB ASC topic, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. For the six months ended June 30, 2017 and the year ended December 31, 2016 goodwill was $851,135 and $844,759, respectively. The changes in the carrying amount during the period was due to net foreign exchange translation adjustments.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Notes 4 and 9. For the three and six months ended June 30, 2017 and 2016, $4,306 and $15,737 of expense, respectively, and $299 of income and $6,028 of expense, respectively, related to changes in such estimated values was recorded in results of operations. The Company expenses acquisition related costs as incurred. For the three and six months ended June 30, 2017 and 2016, $242 and $476 respectively, and $907 and $1,460, respectively, of acquisition related costs were charged to operations.

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
For the three and six months ended June 30, 2017 and 2016, there was no related impact on the Company’s earnings (loss) per share calculation.  Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in redeemable noncontrolling interests:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning Balance	$60,180	$69,471
Redemptions	(269)	(1,708)
Additions (1)	—	2,274
Changes in redemption value	2,783	(9,604)
Currency translation adjustments	261	(253)
Ending Balance	$62,955	$60,180

(1)	Additions consist of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
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
Variable Interest Entity. Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option. Effective April 1, 2017, the Company acquired an additional 15% voting and convertible and convertible preferred interest that allowed the Company to increase ordinary voting ownership to 85% at the Company's option. The Company's now has a 45% voting interest. The Company has determined that (i) this entity is a variable interest entity, and (ii) the Company is the primary beneficiary because it receives a disproportionate share of profits and losses as compared to its ownership percentage. As such, Doner is consolidated for all periods subsequent to the date of investment.
Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Global Integrated Agencies segment. The Company’s Credit Agreement (see Note 6) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at June 30, 2017 were $90,282 and $50,420, respectively, and at December 31, 2016 were $102,456 and $57,622, respectively.
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
For arrangements with customers for which the Company earns a fixed fee for development of customized mobile applications (“Apps”), revenue is recognized in accordance with the accounting guidance contained in ASC 605-35 and is primarily recognized using the proportional performance method of accounting. Performance is generally measured based upon the efforts incurred to date in relation to total estimated efforts to the completion of the contract.
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
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% Senior Notes due 2020 (the “6.75% Notes”); the Company’s currently outstanding 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company’s $325 million senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes and the 6.50% Notes as well as the original issue premium on the previously outstanding 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and six months ended June 30, 2017 and 2016, interest expense included $25 and $54, respectively, and $40 and $152, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
The Company redeemed the 6.75% Notes with the net proceeds from the issuance of the 6.50% Notes. For further information see Note 6.
Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of the profits, while noncontrolling holders are responsible for taxes on their share of the profits. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. During the six months ended June 30, 2017 and 2016, the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.

During the second quarter of 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850-740 accounting policies as they applied to the calculation of deferred tax liabilities.  The corrections have resulted in a $6,916 increase to the Company’s deferred tax liability on the condensed consolidated balance sheet as of December 31, 2016. The Company has performed a qualitative and quantitative analysis of this misapplication and determined it not to be material to prior periods. The Company has revised prior period information presented on this Form 10-Q as follows: (i) for the three and six months ended June 30, 2016, income tax expense has been increased by $339 and $677, respectively, (ii) basic and diluted net loss attributable to MDC Partners Inc. common shareholders for the six months ended June 30, 2016 increased by $0.01 per share, and (iii) deferred tax liabilities and accumulated deficit increased by $6,916 as of December 31, 2016. The correction had no impact on the Company’s cash flows. Periods not presented herein will be revised, as applicable, as they are included in future filings.
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
During the six months ended June 30, 2017, the Company issued 218,000 shares of restricted stock and restricted stock units (collectively, “RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $1,720 and generally vest on the third anniversary of the date of grant. In addition, during the first quarter of 2017, the Company issued RSUs of which 930,600 awarded shares were outstanding as of June 30, 2017. However, the vesting of these awards is contingent upon the Company meeting a cumulative three year financial performance target and continued employment through the March 1, 2020 vesting date. These RSU awards do not yet have an established grant date fair value because the financial performance target is not yet established. Once the Company defines the financial performance target, and assuming the achievement of such performance targets is expected, the grant date is established and the Company will record the compensation expense over the vesting period. Additionally, the Company still has outstanding RSUs of 513,321 which are also based on a cumulative financial performance target and will vest on March 1, 2019.
Income (Loss) per Common Share.  Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Share capital to be issued, as reflected in shareholders’ deficit on the balance sheet, are also included if there is no circumstance under which those shares would not be issued. Diluted income (loss) per common share is based on the above, in addition, if dilutive, it also includes common share equivalents, which include outstanding options, stock appreciation rights, and unvested restricted stock units. In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.

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
3. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income (loss) attributable to MDC Partners Inc.	$11,253	$834	$687	$(22,797)
Accretion on convertible preference shares	(1,910)	—	(2,417)	—
Net income allocated to convertible preference shares	(1,383)	—	—	—
Numerator for basic loss per common share - Net income (loss) attributable to MDC Partners Inc. common shareholders	7,960	834	(1,730)	(22,797)
Effect of dilutive securities:
Adjustment to net income allocated to convertible preference shares	6	—	—	—
Numerator for diluted income (loss) per common share- Net income (loss) attributable to MDC Partners Inc. common shareholders	$7,966	$834	$(1,730)	$(22,797)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	55,332,497	50,322,757	53,480,144	50,162,654
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	289,697	380,791	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	55,622,194	50,703,548	53,480,144	50,162,654
Basic income (loss) per common share	$0.14	$0.02	$(0.03)	$(0.45)
Diluted income (loss) per common share	$0.14	$0.02	$(0.03)	$(0.45)
As of June 30, 2017, options and other rights to purchase 1,233,585 shares of common stock were outstanding, of which 943,888 and 1,233,585 shares of non-vested restricted stock and restricted stock units were anti-dilutive during the three and six months ended June 30, 2017, respectively, and therefore excluded from the computation of diluted income per common share. Additionally, 1,443,921 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency has not been satisfied at June 30, 2017. Lastly, there were 95,000 shares of Preference Shares outstanding which were convertible into 9,741,680 Class A common shares at June 30, 2017. These Preference Shares were anti-dilutive for the three and six months ended June 30, 2017, and are therefore excluded from the diluted loss per common share calculation for the period.
As of June 30, 2016, options and other rights to purchase 789,926 shares of common stock were outstanding, of which 409,135 and 789,926 shares of non-vested restricted stock and restricted stock units were anti-dilutive during the three and six months ended June 30, 2016, respectively, and therefore excluded from the computation of diluted income per common share. Additionally, 523,321 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency has not been satisfied as of June 30, 2016.
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
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and six months ended June 30, 2017 and 2016, stock-based compensation included $2,460 and $2,020, respectively, and $5,728 and $2,245, respectively, of expense relating to those payments.
Distributions to noncontrolling shareholders. If noncontrolling shareholders have the right to receive distributions based on the profitability of an acquired entity, the amount is recorded as income attributable to noncontrolling interests.  However, there are circumstances when the Company acquires a majority interest and the selling shareholders waive their right to receive distributions with respect to their retained interest for a period of time, typically not less than five years.  Under this model, the right to receive such distributions typically begins concurrently with the purchase option period and, therefore, if such option is exercised at the first available date, the Company may not record any noncontrolling interest over the entire period from the initial acquisition date through the acquisition date of the remaining interests.
Included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2017 was revenue of $24,983 and $43,535, respectively, and net loss of $577 and $4,460, respectively, related to 2016 acquisitions. The net loss was attributable to an increase in the deferred acquisition payment liability driven by the decrease in the future market performance of the Company’s stock price and the amortization of the intangibles identified in the allocation of the purchase price consideration.

2017 Acquisitions
In 2017, the Company entered into various non-material transactions in connection with certain of its majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $3,352, increased fixed deferred consideration liability by $7,208, reduced redeemable noncontrolling interests by $269, reduced noncontrolling interests by $11,947, and increased additional paid-in capital by $2,652. In addition, a stock-based compensation charge of $997 has been recognized representing the consideration paid in excess of the fair value of the interest acquired.
2016 Acquisitions
Effective July 1, 2016, the Company acquired 100% of the equity interests of Forsman & Bodenfors AB (“F&B”), an advertising agency based in Sweden, for an estimated aggregate purchase price at acquisition date of $49,837, consisting of a closing payment of 1,900,000 MDC Class A subordinate voting shares with an acquisition date fair value of $34,219, plus additional deferred acquisition payments with an estimated present value at acquisition date of $15,618. The amount of additional payments are based on the financial results of the acquired business for 2015 and 2016 as well as for the value of the Company’s shares from July 1, 2016 up to and including the close of business on November 2, 2016. During the three months ended June 30, 2017, the Company issued an additional 2,450,000 MDC Class A subordinate voting shares with a fair value of $20,800 as a settlement of deferred acquisition consideration. As of June 30, 2017, the remaining liability pertaining to deferred acquisition payments has an estimated value of $3,506. The additional deferred acquisition payments are payable in 2017 at the Company’s option through the payment of cash or the issuance of additional Class A subordinate voting shares. In the event the Company elects to settle the additional deferred payments through the issuance of Class A subordinate voting shares, such settlement amount will be subject to adjustment based on the value of the Company’s shares determined at the close of business on the final trading day of the seller’s applicable 90 day trading window.
An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $36,698, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $24,778, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 10.8 years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $2,275 as the present value of redeemable noncontrolling interests and $5,514 as the present value of noncontrolling interests both relating to the noncontrolling interest of F&B’s subsidiaries. None of the intangibles and goodwill are tax deductible and the Company recorded a deferred tax liability of $8,074 related to the intangibles. F&B’s results are included in the Global Integrated Agencies segment.
The actual adjustments that the Company will ultimately make in finalizing the allocation of purchase price to fair value of the net assets acquired will depend on a number of factors. Pro forma financial information has not been presented since the acquisition did not have a material effect on the Company’s operating results for three and six months ended June 30, 2017.
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

Noncontrolling Interests
Changes in the Company’s ownership interests in its less than 100% owned subsidiaries during the three and six months ended June 30, 2017 and 2016 were as follows:
Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to MDC Partners Inc.	$11,253	$834	$687	$(22,797)
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(11,947)	(19,174)	(11,947)	(19,174)
Net transfers from noncontrolling interests	$(11,947)	$(19,174)	$(11,947)	$(19,174)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(694)	$(18,340)	$(11,260)	$(41,971)

5. Accounts Payable, Accruals and Other Liabilities
At June 30, 2017 and December 31, 2016, accruals and other liabilities included accrued media of $200,707 and $201,872, respectively; and included amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months of $3,475 and $4,154, respectively.
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2016 and six months ended June 30, 2017 were as follows:

Noncontrolling Interests
Balance, December 31, 2015	$5,473
Income attributable to noncontrolling interests	5,218
Distributions made	(7,772)
Other (1)	1,235
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	3,097
Distributions made	(3,840)
Other (1)	64
Balance, June 30, 2017	$3,475

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
At June 30, 2017 and December 31, 2016, accounts payable included $61,247 and $80,193 of outstanding checks, respectively.

6. Debt
The Company’s indebtedness was comprised as follows:

	June 30, 2017	December 31, 2016
Revolving credit agreement	$26,664	$54,425
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(18,009)	(18,420)
	908,655	936,005
Obligations under capital leases	750	431
	909,405	936,436
Less: Current portion of long-term debt	289	228
	$909,116	$936,208
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At June 30, 2017, there were $26,664 borrowings under the Credit Agreement.
At June 30, 2017, the Company had issued $5,009 of undrawn outstanding letters of credit.
7. Share Capital
The Company’s issued and outstanding share capital is as follows:
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of June 30, 2017. See Note 8 for details. There were no such shares issued and outstanding as of December 31, 2016.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 56,256,567 and 52,798,303 Class A Shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of June 30, 2017 and December 31, 2016.
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
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. During the three and six months ended June 30, 2017, the Preference Shares accreted at a monthly rate of approximately $6.70 per Preference Share, for total accretion of $2,417, bringing the aggregate liquidation preference to $97,417 as of June 30, 2017. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Notes 2 and 3.
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

Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Level 1		Level 1
	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Notes due 2024	$900,000	$897,750	$900,000	$812,250
Long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
The following table presents changes in deferred acquisition consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
	2017	2016
Beginning balance of contingent payments	$224,754	$306,734
Payments (1)	(84,733)	(105,169)
Additions (2)	—	16,132
Redemption value adjustments (3)	18,534	13,930
Other (4)	—	(6,412)
Foreign translation adjustment	945	(461)
Ending balance of contingent payments	$159,500	$224,754

(1)
For the six months ended June 30, 2017 and the year ended December 31, 2016, payments include $28,727 and $10,458, respectively, of deferred acquisition consideration settled through the issuance of 3,353,939 and 691,559 MDC Class A subordinate voting shares, respectively, in lieu of cash.

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

(4)
For the year ended December 31, 2016, other is comprised of (i) $2,360 transferred to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and (ii) $4,052 of contingent payments eliminated through the acquisition of incremental ownership interests, see Note 4.

In addition to the above amounts, there are fixed payments of $10,180 and $4,810 for total deferred acquisition consideration of $169,680 and $229,564, which reconciles to the consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.
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

At June 30, 2017 and December 31, 2016, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. Borrowings under the Credit Agreement approximate fair value due to the debt bearing fluctuating market interest rates. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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
10. Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other income (expense)	$150	$(304)	$278	$(246)
Foreign currency transaction gain	6,446	330	8,885	15,784
	$6,596	$26	$9,163	$15,538
11. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. During June 2016, the Company entered into a Separation and Release Agreement with its former Chief Operating Officer in connection with a limited restructuring of the Company’s corporate department. This change to the Company’s management structure was designed to provide the CODM greater visibility into the operating performance of individual Partner Firms and resulted in a corresponding change in the level at which the CODM reviews the operating results of such Partner Firms. As a result, in the third quarter of 2016, the Company concluded that each Partner Firm represents an operating segment. The Company then determined to aggregate its Partner Firms to report in one reportable segment along with an “all other” category.
For the quarter ended June 30, 2017, based in part of feedback from the SEC Staff, the Company performed a comprehensive review of its reportable segments to determine if aggregation of its operating segments is consistent with the principles detailed in ASC 280. Based on this review, it was determined that the Company misapplied ASC 280 in its identification of reportable segments following the change in the Company’s management structure. The Company incorrectly concluded that there was one reportable segment since the third quarter of 2016. This misapplication of the standard had no impact on the Company’s consolidated statements of operations, balance sheets, or cash flows. Based on the comprehensive review, the Company reassessed the aggregation of its operating segments, identified four new reportable segments and revised the composition of the “All Other” category. This determination was based upon a quantitative analysis of the expected and historic average long-term profitability for each Partner Firm, together with an assessment of the qualitative characteristics set forth in Financial Accounting Standards Board Accounting Standards Codification Topic 280-10-50.
The four reportable segments that meet the appropriate aggregation criteria are as follows: “Global Integrated Agencies”; “Domestic Creative Agencies”; “Specialist Communications”; and “Media Services". In addition, the Company combines and discloses those Partner Firms that do not meet the aggregation criteria as “All Other”. The Company also reports corporate expenses, as further detailed below, as “Corporate”. All segments follow the same basis of presentation and accounting policies as those described in Note 1 and 2, respectively.

•
The Global Integrated Agencies reportable segment is comprised of the Company’s six global, integrated Partner Firms with broad marketing communication capabilities, including advertising, branding, digital, social media, design and production services, serving multinational clients around the world. Each Partner Firm within this segment represents an operating segment which includes 72andSunny, Anomaly, Crispin Porter + Bogusky, Doner, Forsman & Bodenfors, and kbs+. These Partner Firms share similar characteristics related to (i) the nature of their services; (ii) the type of global clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these Partner Firms compete with each other for new business and from time to time have business move between them. The Company believes the expected historic and average long-term profitability is similar among the Partner Firms aggregated in the Global Integrated Agencies segment.

•
The Domestic Creative Agencies reportable segment is comprised of five Partner Firms that are national advertising agencies leveraging creative capabilities at their core. Each Partner Firm within this segment represents an operating segment which includes Colle + McVoy, Laird+Partners, Mono Advertising and Union. These Partner Firms share similar characteristics related to (i) the nature of their creative advertising services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these Partner Firms compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the Partner Firms aggregated in the Domestic Creative Agencies segment.

•
The Specialist Communications reportable segment is comprised of seven Partner Firms that are each communications agencies with core service offerings in public relations and related communications services. Each Partner Firm within this segment represents an operating segment which includes Allison & Partners, Hunter PR, HL Group Partners, Kwittken, Luntz Global, Sloane & Company and Veritas. These Partner Firms share similar characteristics related to (i) the nature of their public relations and communication services, including content creation, social media and influencer marketing; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these Partner Firms compete with each other for new business and from time to time have business move between them. The Company believes the expected historic and average long-term profitability is similar among the Partner Firms aggregated in the Specialist Communications segment.

•
The Media Services reportable segment is comprised of a unique single operating segment known as MDC Media Partners. MDC Media Partners is comprised of the Company’s network of stand-alone agencies with media buying and planning as their core competency, including the integrated platform Assembly. The agencies within this single operating segment share a Chief Executive Officer and Chief Financial Officer, who have operational oversight of these agencies. These agencies provide other services, including influencer marketing, content, insights & analytics, out-of-home, paid search, social media, lead generation, programmatic, artificial intelligence, and corporate barter. MDC Media Partners operates primarily in North America.

•
All Other consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. Each Partner Firm within the All Other category represents an operating segment which includes 6Degrees, Bruce Mau Design, Concentric Partners, Civilian, Gale Partners, Hello Design, Kenna, Kingsdale, Northstar Research Partners, Redscout, Relevent, Source Marketing, Team, Vitro, Yamamoto and Y Media Labs. The nature of the specialist services provided by these Partner Firms vary among each other and from those Partner Firms aggregated into the reportable segments. This results in these Partner Firms having current and long-term performance expectations inconsistent with those Partner Firms aggregated in the reportable segments.

•
Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Partner Firms. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the Partner Firms, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the appropriate reportable segment and the All Other category.

Prior year results have been recast to reflect the new segment reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Global Integrated Agencies	$206,233	$162,105	$382,956	$312,618
Domestic Creative Agencies	22,390	22,466	43,300	44,093
Specialist Communications	44,116	42,791	84,800	82,697
Media Services	35,695	31,373	70,939	62,200
All Other	82,098	78,312	153,237	144,481
Corporate	—	—	—	—
Total	$390,532	$337,047	$735,232	$646,089

Segment operating income (loss):
Global Integrated Agencies	$13,975	$11,069	$13,946	$21,443
Domestic Creative Agencies	4,324	5,527	7,847	10,091
Specialist Communications	4,301	4,428	8,635	6,759
Media Services	3,555	1,753	6,197	3,044
All Other	9,915	14,091	16,413	17,209
Corporate	(9,689)	(12,801)	(18,258)	(25,931)
Total	$26,381	$24,067	$34,780	$32,615

Other Income (Expense):
Other income, net	6,596	26	9,163	15,538
Interest expense and finance charges, net	(15,510)	(16,971)	(32,051)	(65,666)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	17,467	7,122	11,892	(17,513)
Income tax expense	4,641	4,744	8,610	3,110
Income (loss) before equity in earnings of non-consolidated affiliates	12,826	2,378	3,282	(20,623)
Equity in earnings (loss) of non-consolidated affiliates	641	(290)	502	(61)
Net income (loss)	13,467	2,088	3,784	(20,684)
Net income (loss) attributable to the noncontrolling interest	(2,214)	(1,254)	(3,097)	(2,113)
Net income attributable to MDC Partners Inc.	$11,253	$834	$687	$(22,797)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$5,579	$4,471	$11,530	$8,875
Domestic Creative Agencies	$366	$469	$726	$910
Specialist Communications	$1,221	$2,476	$2,437	$4,934
Media Services	$1,011	$1,057	$2,016	$2,099
All Other	$2,290	$2,453	$4,346	$4,931
Corporate	$299	$510	$609	$907
Total	$10,766	$11,436	$21,664	$22,656

Stock-based compensation:
Global Integrated Agencies	$3,073	$3,730	$6,052	$6,140
Domestic Creative Agencies	$171	$147	$325	$337
Specialist Communications	$1,087	$607	$1,605	$992
Media Services	$154	$58	$314	$117
All Other	$537	$338	$1,072	$1,175
Corporate	$518	$650	$1,122	$1,454
Total	$5,540	$5,530	$10,490	$10,215

Capital expenditures:
Global Integrated Agencies	$8,790	$4,384	$15,689	$7,699
Domestic Creative Agencies	$264	$463	$550	$698
Specialist Communications	$175	$1,381	$467	$2,127
Media Services	$271	$337	$1,284	$626
All Other	$2,241	$1,340	$3,163	$2,266
Corporate	$2	$4	$3	$32
Total	$11,743	$7,909	$21,156	$13,448

Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.
A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended June 30,
2017	$304,463	$30,583	$55,486	$390,532
2016	$272,992	$33,614	$30,441	$337,047
Six Months Ended June 30,
2017	$579,145	$57,053	$99,034	$735,232
2016	$525,190	$62,020	$58,879	$646,089

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
Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2017, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $13,755 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $159 by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $45,166 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $4,031 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at June 30, 2017 was $62,955 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the six months ended June 30, 2017 and 2016, these operations did not incur any costs related to damages resulting from hurricanes.
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
Class Action Litigation in Canada. On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. The Company intends to continue to vigorously defend this Canadian suit on the same basis as which the U.S. class action was previously dismissed. A first case management meeting has been held. The plaintiff has served his material for leave to proceed under the Securities Act. MDC and the other defendants have served a motion to limit the scope of the proposed class definition to Canadian residents who purchased and sold shares of MDC stock on the Toronto Stock Exchange. Those motions are returnable in the fourth quarter of 2017.
Antitrust Subpoena. One of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation.

Commitments.  At June 30, 2017, the Company had issued $5,009 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $248.
13. New Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.  This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. Amendments in this ASU will be applied prospectively to any award modified on or after the adoption date.  The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits, which requires the presentation of the service cost component of the net periodic pension and postretirement benefits costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net periodic pension and postretirement benefits costs are required to be presented as non-operating expenses in the statement of operations. This guidance is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company will early adopt this guidance for our impairment test performed during 2017, and does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented (Full Retrospective); or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application (Modified Retrospective). The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018, and intends to apply the Modified Retrospective method. Based on the Company’s initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. The Company is also assessing whether the standard will result in a change in the number of performance obligations within the Company’s contractual arrangements. Additionally, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations. The Company is currently evaluating the impact of the principal versus agent guidance on its revenue and cost of services; however, such change is not expected to have a material effect on the Company’s results of operations.
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
The following discussion focuses on the operating performance of the Company for the six months ended June 30, 2017 and 2016 and the financial condition of the Company as of June 30, 2017. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2016 as reported on Form 10-K. All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenues, operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth by primary discipline (v) growth from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
As discussed in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, for the quarter ended June 30, 2017, based in part on feedback from the SEC, the Company performed a comprehensive review of its reportable segments to determine if aggregation of its operating segments is consistent with the principles detailed in Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 280. Based on the comprehensive review, the Company reassessed the aggregation of its operating segments and identified four new reportable segments. Each Partner Firm represents an operating segment. The Company aggregates Partner Firms that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those Partner Firms that do not meet the aggregation criteria in the All Other category. The following discussion provides additional detailed disclosure for each of the Company’s four reportable segments, plus the All Other category, within the Advertising and Communications Group.
The four reportable segments are as follows:
Global Integrated Agencies - This segment is comprised of the Company’s six global, integrated Partner Firms with broad marketing communication capabilities, including advertising, branding, digital, social media, design and production services, serving multinational clients around the world.
Domestic Creative Agencies - This segment is comprised of four Partner Firms that are national advertising agencies leveraging creative capabilities at their core.
Specialist Communications Agencies - This segment is comprised of seven Partner Firms that are each communications agencies with core service offerings in public relations and related communications services.
Media Services - This segment is comprised of a unique single operating segment with media buying and planning as its core competency.
The All Other category consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services, but are not eligible for aggregation with the reportable segments in accordance with ASC 280.
In addition, MDC reports its corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Partner Firms as Corporate. Corporate provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the appropriate reportable segment and the All Other category.
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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Global Integrated Agencies	$206,233	$162,105	$382,956	$312,618
Domestic Creative Agencies	22,390	22,466	43,300	44,093
Specialist Communications	44,116	42,791	84,800	82,697
Media Services	35,695	31,373	70,939	62,200
All Other	82,098	78,312	153,237	144,481
Corporate	—	—	—	—
Total	$390,532	$337,047	$735,232	$646,089

Segment operating income (loss):
Global Integrated Agencies	$13,975	$11,069	$13,946	$21,443
Domestic Creative Agencies	4,324	5,527	7,847	10,091
Specialist Communications	4,301	4,428	8,635	6,759
Media Services	3,555	1,753	6,197	3,044
All Other	9,915	14,091	16,413	17,209
Corporate	(9,689)	(12,801)	(18,258)	(25,931)
Total	$26,381	$24,067	$34,780	$32,615

Other Income (Expense):
Other income, net	6,596	26	9,163	15,538
Interest expense and finance charges, net	(15,510)	(16,971)	(32,051)	(65,666)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	17,467	7,122	11,892	(17,513)
Income tax expense	4,641	4,744	8,610	3,110
Income (loss) before equity in earnings of non-consolidated affiliates	12,826	2,378	3,282	(20,623)
Equity in earnings (loss) of non-consolidated affiliates	641	(290)	502	(61)
Net income (loss)	13,467	2,088	3,784	(20,684)
Net income (loss) attributable to the noncontrolling interest	(2,214)	(1,254)	(3,097)	(2,113)
Net income attributable to MDC Partners Inc.	$11,253	834	687	(22,797)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$5,579	$4,471	$11,530	$8,875
Domestic Creative Agencies	366	469	726	910
Specialist Communications	1,221	2,476	2,437	4,934
Media Services	1,011	1,057	2,016	2,099
All Other	2,290	2,453	4,346	4,931
Corporate	299	510	609	907
Total	$10,766	$11,436	$21,664	$22,656

Stock-based compensation:
Global Integrated Agencies	$3,073	$3,730	$6,052	$6,140
Domestic Creative Agencies	171	147	325	337
Specialist Communications	1,087	607	1,605	992
Media Services	154	58	314	117
All Other	537	338	1,072	1,175
Corporate	518	650	1,122	1,454
Total	$5,540	$5,530	$10,490	$10,215

Capital expenditures:
Global Integrated Agencies	$8,790	$4,384	$15,689	$7,699
Domestic Creative Agencies	264	463	550	698
Specialist Communications	175	1,381	467	2,127
Media Services	271	337	1,284	626
All Other	2,241	1,340	3,163	2,266
Corporate	2	4	3	32
Total	$11,743	$7,909	$21,156	$13,448

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue was $390.5 million for the three months ended June 30, 2017 compared to revenue of $337.0 million for the three months ended June 30, 2016, representing an increase of $53.5 million, or 15.9%. The change in revenue was driven by revenue growth from existing Partner Firms of $32.9 million, or 9.8%, partially offset by a negative foreign exchange impact of $3.8 million, or 1.1%. Revenue from acquired Partner Firms consisted of $25.0 million, or 7.4%, partially offset by a negative impact from dispositions of $0.7 million, or 0.2%.
Operating profit for the three months ended June 30, 2017 was $26.4 million compared to operating profit of $24.1 million for the three months ended June 30, 2016. The increase in operating profit was primarily driven by a decrease in Corporate operating expenses of $3.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, partially offset by a decrease in Operating profit of $0.8 million in the Advertising and Communications Group.
Net income was $13.5 million for the three months ended June 30, 2017 compared to $2.1 million for the three months ended June 30, 2016. The increase in net income of $11.4 million was primarily attributable to a foreign exchange gain of $6.4 million and an operating profit increase of $2.3 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) new reportable segments, plus "All Other”, within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $390.5 million for the three months ended June 30, 2017 compared to revenue of $337.0 million for the three months ended June 30, 2016, representing an increase of $53.5 million, or 15.9%. The change in revenue was driven by revenue growth from existing Partner Firms of $32.9 million, or 9.8%, partially offset by a negative foreign exchange impact of $3.8 million, or 1.1%. Revenue from acquired Partner Firms consisted of $25.0 million, or 7.4%, partially offset by a negative impact from dispositions of $0.7 million, or 0.2%. Revenue growth was attributable to net new client wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs. There was broad based growth by client sector with particular strength in food & beverage, communications, financials, and consumer products, partially offset by a decline in technology.
Revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $31.5 million, or 11.5% due to new business wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs. In Canada, the Company’s business revenue declined by $3.0 million, or 9.0% mostly due to decreased pass-through costs. Outside of the North American region, revenue growth in the Company’s business was $25.0 million, or 82.3%, which included contributions from acquired Partner Firms of $25.0 million. Increased revenue from positive net new business wins was offset by a negative impact from foreign exchange.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined in Item 2. For the three months ended June 30, 2017 organic revenue growth was $39.3 million, or 11.7%, of which $32.9 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, with the remaining $6.4 million generated through acquired Partner Firms. The other components of non-GAAP activity include non-GAAP acquisition (disposition), net adjustments of $19.3 million, or 5.7%, and a negative foreign exchange impact of $5.1 million, or 1.5%.
The components of the change in revenues for the three months ended June 30, 2017 are as follows:

		2017 Non-GAAP Activity				Change
Advertising and Communications Group	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2017 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$273.0	$—	$—	$31.5	$304.5	—%	—%	11.5%	11.5%
Canada	33.6	(1.5)	(0.7)	(0.8)	30.6	(4.6)%	(2.0)%	(2.5)%	(9.0)%
Other	30.4	(3.6)	19.9	8.7	55.5	(11.7)%	65.5%	28.5%	82.3%
Total	$337.0	$(5.1)	$19.3	$39.3	$390.5	(1.5)%	5.7%	11.7%	15.9%

The below is a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended June 30, 2017:

	Global Integrated Agencies	All Other	Total
	(Dollars in Millions)
GAAP revenue from 2016 acquisitions (1)	$25.0		$25.0
Foreign exchange impact	1.3	—	1.3
Contribution to non-GAAP organic revenue (growth) decline (2)	(6.4)	—	(6.4)
Prior year revenue from dispositions	—	(0.7)	(0.7)
Non-GAAP acquisitions (dispositions), net	$19.9	$(0.7)	$19.3

(1)	Operating segments not impacted by revenue from acquired Partner Firms in the current and prior period were excluded. In addition, no acquisitions were completed during 2017.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues three months ended June 30, 2017 and 2016 is as follows:

	2017	2016
United States	78.0%	81.0%
Canada	7.8%	10.0%
Other	14.2%	9.0%
Organic revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $31.5 million, or 11.5% due to net new client wins and increased spending by existing clients. These increases were partially offset by a decline of $0.8 million, or 2.5%, in Canada due to a decrease in pass-through costs. Organic revenue growth from outside of North America was $8.7 million, or 28.5% consisting of $6.4 million from an acquired Partner Firm as well as contributions from positive net new business from existing Partner Firms.
The adverse foreign exchange impact of $5.1 million, or 1.5%, was primarily due to the weakening of the British Pound, the Swedish Króna, and the Canadian dollar against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$390.5		$337.0		$53.5	15.9%
Operating expenses
Cost of services sold	267.8	68.6%	228.8	67.9%	39.0	17.0%
Office and general expenses	76.2	19.5%	60.4	17.9%	15.8	26.1%
Depreciation and amortization	10.5	2.7%	10.9	3.2%	(0.5)	(4.2)%
	$354.5	90.8%	$300.2	89.1%	$54.3	18.1%
Operating profit	$36.1	9.2%	$36.9	10.9%	$(0.8)	(2.2)%
Operating profit in the Advertising and Communications Group for the three months ended June 30, 2017 was $36.1 million compared to $36.9 million for the three months ended June 30, 2016, representing a decrease of $0.8 million, or 2.2%. Operating margins declined by 170 basis points from 10.9% in 2016 to 9.2% in 2017. The decrease in operating profit and margin was largely due to an increase in direct costs and a larger deferred acquisition consideration adjustment, partially offset by improvements as a percentage of revenue in both staff costs and administrative costs.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$75.9	19.4%	$52.6	15.6%	$23.3	44.3%
Staff costs (2)	210.0	53.8%	188.3	55.9%	21.7	11.5%
Administrative	48.8	12.5%	43.8	13.0%	5.0	11.3%
Deferred acquisition consideration	4.3	1.1%	(0.3)	(0.1)%	4.6	(1,540.1)%
Stock-based compensation	5.0	1.3%	4.9	1.4%	0.1	2.9%
Depreciation and amortization	10.5	2.7%	10.9	3.2%	(0.5)	(4.2)%
Total operating expenses	$354.5	90.8%	$300.2	89.1%	$54.3	18.1%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the three months ended June 30, 2017 were $75.9 million compared to $52.6 million for the three months ended June 30, 2016, representing an increase of $23.3 million, or 44.3%. As a percentage of revenue, direct costs increased from 15.6% for the three months ended June 30, 2016 to 19.4% for the three months ended June 30, 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Staff costs in the Advertising and Communications Group for the three months ended June 30, 2017 were $210.0 million compared to $188.3 million for the three months ended June 30, 2016, representing an increase of $21.7 million, or 11.5%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. As a percentage of revenue, staff costs decreased from 55.9% for the three months ended June 30, 2016 to 53.8% for the three months ended June 30, 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as a result of increased billable pass through costs from acquired Partner Firms in addition to some of our existing Partner Firms.
Administrative costs in the Advertising and Communications Group for the three months ended June 30, 2017 were $48.8 million compared to $43.8 million for the three months ended June 30, 2016, representing an increase of $5.0 million, or 11.3%. The increase was primarily due to increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms and contributions from acquired Partner Firms, partially offset by occupancy cost savings realized from the Company’s real estate consolidation initiatives at other Partner Firms. As a percentage of revenue, administrative costs decreased from 13.0% for the three months ended June 30, 2016 to 12.5% for the three months ended June 30, 2017.
Deferred acquisition consideration in the Advertising and Communications Group for the three months ended June 30, 2017 was an expense of $4.3 million compared to income of $0.3 million for the three months ended June 30, 2016, representing an increased expense of $4.6 million, or 1,540.1%. The increase was primarily due to fair value adjustments recognized in the current year in comparison to prior year adjustments which were impacted by the aggregate under performance as compared to forecasted expectations.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1.3% of revenue.
Depreciation and amortization expense in the Advertising and Communications Group for the three months ended June 30, 2017 was $10.5 million compared to $10.9 million for the three months ended June 30, 2016, representing a decrease $0.5 million, or 4.2%, primarily due to lower amortization from intangibles related to prior period acquisitions.

Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $206.2 million for the three months ended June 30, 2017 compared to revenue of $162.1 million for the three months ended June 30, 2016, representing an increase of $44.1 million, or 27.2%. The change in revenue was driven by revenue growth from existing Partner Firms of $21.2 million, or 13.1%, partially offset by a negative foreign exchange impact of $2.1 million, or 1.3%. Revenue from acquired Partner Firms consisted of $25.0 million, or 15.4%. Revenue growth was primarily due to new business wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$206.2		$162.1		$44.1	27.2%
Operating expenses
Cost of services sold	147.1	71.3%	112.5	69.4%	34.6	30.8%
Office and general expenses	39.6	19.2%	34.1	21.0%	5.5	16.1%
Depreciation and amortization	5.6	2.7%	4.5	2.8%	1.1	24.8%
	$192.3	93.2%	$151.0	93.2%	$41.2	27.3%
Operating profit	$14.0	6.8%	$11.1	6.8%	$2.9	26.3%
Operating profit in the Global Integrated Agencies reportable segment for the three months ended June 30, 2017 was $14.0 million compared to $11.1 million for the three months ended June 30, 2016, representing an increase of $2.9 million, or 26.3%. Operating margins remained consistent at 6.8% for 2016 and 2017. The increase in operating profit was due to increased revenue growth as well as improvements as a percentage of revenue in both staff costs and administrative costs, partially offset by increased direct costs.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$37.0	17.9%	$14.1	8.7%	$23.0	163.3%
Staff costs (2)	117.6	57.0%	103.5	63.8%	14.2	13.7%
Administrative	27.0	13.1%	23.4	14.4%	3.6	15.4%
Deferred acquisition consideration	2.0	0.9%	1.9	1.2%	—	2.4%
Stock-based compensation	3.1	1.5%	3.7	2.3%	(0.7)	(17.6)%
Depreciation and amortization	5.6	2.7%	4.5	2.8%	1.1	24.8%
Total operating expenses	$192.3	93.2%	$151.0	93.2%	$41.2	27.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the three months ended June 30, 2017 were $37.0 million compared to $14.1 million for the three months ended June 30, 2016, representing an increase of $23.0 million, or 163.3%. As a percentage of revenue, direct costs increased from 8.7% for the three months ended June 30, 2016 to 17.9% for the three months ended June 30, 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio in addition to an increase in costs incurred on certain clients’ behalf from some of our existing Partner Firms acting as principal.

Staff costs in the Global Integrated Agencies reportable segment for the three months ended June 30, 2017 were $117.6 million compared to $103.5 million for the three months ended June 30, 2016, representing an increase of $14.2 million, or 13.7%. The increase in staff costs was due to higher headcount at certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. As a percentage of revenue, staff costs decreased from 63.8% for the three months ended June 30, 2016 to 57.0% for the three months ended June 30, 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as a result of increased billable pass through costs from acquired Partner Firms in addition to some of our existing Partner Firms.
Administrative costs in the Global Integrated Agencies reportable segment for the three months ended June 30, 2017 were $27.0 million compared to $23.4 million for the three months ended June 30, 2016, representing an increase of $3.6 million, or 15.4%. The increase was primarily due to contributions from acquired Partner Firms and increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms, partially offset by occupancy cost savings realized from the Company’s real estate consolidation initiatives. As a percentage of revenue, administrative costs decreased from 14.4% for the three months ended June 30, 2016 to 13.1% for the three months ended June 30, 2017.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $22.4 million for the three months ended June 30, 2017 compared to revenue of $22.5 million for the three months ended June 30, 2016, representing a decrease of $0.1 million, or 0.3%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$22.4		$22.5		$(0.1)	(0.3)%
Operating expenses
Cost of services sold	12.7	56.6%	11.9	53.0%	0.8	6.4%
Office and general expenses	5.0	22.5%	4.6	20.3%	0.5	10.3%
Depreciation and amortization	0.4	1.6%	0.5	2.1%	(0.1)	(22.0)%
	$18.1	80.7%	$16.9	75.4%	$1.1	6.7%
Operating profit	$4.3	19.3%	$5.5	24.6%	$(1.2)	(21.8)%
Operating profit in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2017 was $4.3 million compared to $5.5 million for the three months ended June 30, 2016, representing a decrease of $1.2 million, or 21.8%. Operating margins declined by 530 basis points from 24.6% in 2016 to 19.3% in 2017. The decrease in operating profit and margin was due to increased staff costs as a percentage of revenue.

The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$1.0	2.4%	$1.0	2.3%	$—	1.1%
Staff costs (2)	15.8	63.3%	14.7	58.4%	1.1	8.0%
Administrative	3.2	12.6%	3.1	12.2%	0.1	3.4%
Deferred acquisition consideration	—	—%	—	(0.2)%	0.1	(120.0)%
Stock-based compensation	0.2	0.8%	0.1	0.7%	—	16.3%
Depreciation and amortization	0.4	1.6%	0.5	2.1%	(0.1)	(22.0)%
Total operating expenses	$18.1	80.7%	$16.9	75.4%	$1.1	6.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2017 were $15.8 million compared to $14.7 million for the three months ended June 30, 2016, representing an increase of $1.1 million, or 8.0%. As a percentage of revenue, staff costs increased from 58.4% for the three months ended June 30, 2016 to 63.3% for the three months ended June 30, 2017. The increase in staff costs and as a percentage of revenue was due to higher headcount at certain Partner Firms to support the growth of their businesses.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $44.1 million for the three months ended June 30, 2017 compared to revenue of $42.8 million for the three months ended June 30, 2016, representing an increase of $1.3 million, or 3.1%. The change in revenue is due to revenue growth from existing Partner Firms of $1.7 million, or 4.0%, partially offset by a negative foreign exchange impact of $0.4 million, or 0.9%.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$44.1		$42.8		$1.3	3.1%
Operating expenses
Cost of services sold	31.5	71.4%	29.4	68.7%	2.1	7.1%
Office and general expenses	7.1	16.1%	6.5	15.2%	0.6	9.4%
Depreciation and amortization	1.2	2.8%	2.5	5.8%	(1.3)	(50.7)%
	$39.8	90.3%	$38.4	89.7%	$1.5	3.8%
Operating profit	$4.3	9.7%	$4.4	10.3%	$(0.1)	(2.9)%
Operating profit in the Specialist Communications reportable segment for the three months ended June 30, 2017 was $4.3 million compared to $4.4 million for the three months ended June 30, 2016, representing a decrease of $0.1 million, or 2.9%. Operating margins declined by 60 basis points from 10.3% in 2016 to 9.7% in 2017. The decrease in operating profit and margin was due to increased direct costs offset by decreased depreciation and amortization expense.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$12.0	27.2%	$10.7	25.0%	$1.3	11.9%
Staff costs (2)	20.1	45.5%	20.0	46.7%	0.1	0.6%
Administrative	5.3	12.0%	5.3	12.5%	—	(0.4)%
Deferred acquisition consideration	0.1	0.3%	(0.7)	(1.7)%	0.9	(117.3)%
Stock-based compensation	1.1	2.5%	0.6	1.4%	0.5	79.1%
Depreciation and amortization	1.2	2.8%	2.5	5.8%	(1.3)	(50.7)%
Total operating expenses	$39.8	90.3%	$38.4	89.7%	$1.5	3.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Specialist Communications reportable segment for the three months ended June 30, 2017 were $12.0 million compared to $10.7 million for the three months ended June 30, 2016, representing an increase of $1.3 million, or 11.9%. As a percentage of revenue, direct costs increased from 25.0% for the three months ended June 30, 2016 to 27.2% for the three months ended June 30, 2017. The increase in direct cost and as a percentage of revenue was primarily due an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Depreciation and amortization expense in the Specialist Communications reportable segment for the three months ended June 30, 2017 was $1.2 million compared to $2.5 million for the three months ended June 30, 2016, representing a decrease of $1.3 million, or 50.7%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.
Media Services
Revenue in the Media Services reportable segment was $35.7 million for the three months ended June 30, 2017 compared to revenue of $31.4 million for the three months ended June 30, 2016, representing an increase of $4.3 million, or 13.8%. The change in revenue was due to revenue growth from existing Partner Firms.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$35.7		$31.4		$4.3	13.8%
Operating expenses
Cost of services sold	21.9	61.4%	23.2	74.0%	(1.3)	(5.7)%
Office and general expenses	9.2	25.8%	5.3	17.0%	3.9	72.6%
Depreciation and amortization	1.0	2.8%	1.1	3.4%	—	(4.4)%
	$32.1	90.0%	$29.6	94.4%	$2.5	8.5%
Operating profit	$3.6	10.0%	$1.8	5.6%	$1.8	102.8%
Operating profit in the Media Services reportable segment for the three months ended June 30, 2017 was $3.6 million compared to $1.8 million for the three months ended June 30, 2016, representing an increase of $1.8 million, or 102.8%. Operating margins improved by 440 basis points from 5.6% in 2016 to 10.0% in 2017. The increase in operating profit and margin was due to increased revenue from new business wins, partially offset by increased staff costs as a percentage of revenue.

The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$7.9	22.0%	$7.7	24.5%	$0.2	2.2%
Staff costs (2)	17.8	49.9%	15.7	50.1%	2.1	13.3%
Administrative	5.2	14.5%	4.9	15.7%	0.2	4.6%
Deferred acquisition consideration	0.1	0.4%	0.2	0.5%	—	(13.2)%
Stock-based compensation	0.2	0.4%	0.1	0.2%	0.1	165.5%
Depreciation and amortization	1.0	2.8%	1.1	3.4%	—	(4.4)%
Total operating expenses	$32.1	90.0%	$29.6	94.4%	$2.5	8.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Media Services reportable segment for the three months ended June 30, 2017 were $17.8 million compared to $15.7 million for the three months ended June 30, 2016, representing an increase of $2.1 million, or 13.3%. The increase in staff costs and as a percentage of revenue was due to higher headcount at certain Partner Firms to support the growth of their businesses. As a percentage of revenue, staff costs decreased from 50.1% for the three months ended June 30, 2016 to 49.9% for the three months ended June 30, 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as a result of new business wins and expanded scopes by existing clients.
All Other
Revenue in the All Other category was $82.1 million for the three months ended June 30, 2017 compared to revenue of $78.3 million for the three months ended June 30, 2016, representing an increase of $3.8 million, or 4.8%. The change in revenue is primarily due to revenue growth from existing Partner Firms of $5.7 million, or 7.3%, partially offset by a foreign exchange impact of $1.2 million, or 1.6% and a negative impact from dispositions of $0.7 million, or 0.8%.
The change in expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$82.1		$78.3		$3.8	4.8%
Operating expenses
Cost of services sold	54.7	66.6%	51.8	66.2%	2.8	5.5%
Office and general expenses	15.2	18.6%	9.9	12.7%	5.3	53.2%
Depreciation and amortization	2.3	2.8%	2.5	3.1%	(0.2)	(6.6)%
	$72.2	87.9%	$64.2	82.0%	$8.0	12.4%
Operating profit	$9.9	12.1%	$14.1	18.0%	$(4.2)	(29.6)%
Operating profit in the All Other category for the three months ended June 30, 2017 was $9.9 million compared to $14.1 million for the three months ended June 30, 2016, representing a decrease of $4.2 million, or 29.6%. Operating margins declined by 590 basis points from 18.0% in 2016 to 12.1% in 2017. The decrease in operating profit and margin was largely due to a larger deferred acquisition consideration adjustment and an increase in staff costs as a percentage of revenue, partially offset by a decrease in direct costs.

The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$18.5	22.5%	$19.6	25.0%	$(1.1)	(5.6)%
Staff costs (2)	40.3	49.1%	36.0	46.0%	4.3	11.9%
Administrative	8.5	10.3%	7.4	9.5%	1.1	14.3%
Deferred acquisition consideration	2.1	2.5%	(1.6)	(2.0)%	3.7	(228.9)%
Stock-based compensation	0.5	0.7%	0.3	0.4%	0.2	58.9%
Depreciation and amortization	2.3	2.8%	2.5	3.1%	(0.2)	(6.6)%
Total operating expenses	$72.2	87.9%	$64.2	82.0%	$8.0	12.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the All Other category for the three months ended June 30, 2017 were $40.3 million compared to $36.0 million for the three months ended June 30, 2016, representing an increase of $4.3 million, or 11.9%. As a percentage of revenue, staff costs increased from 46.0% for the three months ended June 30, 2016 to 49.1% for the three months ended June 30, 2017. The increase in staff costs, on an absolute basis and as a percentage of revenue, was primarily due to higher headcount at certain Partner Firms to support growth of the business as well as increased client spending.
Direct costs in the All Other category for the three months ended June 30, 2017 were $18.5 million compared to $19.6 million for the three months ended June 30, 2016, representing a decrease of $1.1 million, or 5.6%. As a percentage of revenue, direct costs decreased from 25.0% for the three months ended June 30, 2016 to 22.5% for the three months ended June 30, 2017. The decrease in direct costs and as a percentage of revenue was due to an decrease in pass-through costs incurred on client’s behalf from some of our Partner Firms acting as principal.
Deferred acquisition consideration in the All Other category for the three months ended June 30, 2017 was an expense of $2.1 million compared to income of $1.6 million for the three months ended June 30, 2016, representing an increased expense of $3.7 million, or 228.9%. The increase was primarily due to fair value adjustments recognized in the current year in comparison to prior year adjustments which were impacted by the aggregate under performance as compared to forecasted expectations.
Corporate
The change in operating expenses for Corporate for the three months ended June 30, 2017 and 2016 was as follows:

	2017	2016	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$5.3	$7.8	$(2.5)	(31.6)%
Administrative	3.6	3.9	(0.3)	(8.1)%
Stock-based compensation	0.5	0.7	(0.1)	(20.5)%
Depreciation and amortization	0.3	0.5	(0.2)	(41.4)%
Total operating expenses	$9.7	$12.8	$(3.1)	(24.3)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the three months ended June 30, 2017 were $9.7 million compared to $12.8 million for the three months ended June 30, 2016, representing a decrease of $3.1 million, or 24.3%.
Staff costs for Corporate for the three months ended June 30, 2017 were $5.3 million compared to $7.8 million for the three months ended June 30, 2016, representing a decrease of $2.5 million, or 31.6%. The decrease was primarily due to lower executive compensation expense in 2017.

Administrative costs for Corporate for the three months ended June 30, 2017 were $3.6 million compared to $3.9 million for the three months ended June 30, 2016, representing a decrease of $0.3 million, or 8.1%.
Other, Net
Other, net, for the three months ended June 30, 2017 was $6.6 million compared to nil for the three months ended June 30, 2016. The increase was primarily related to an unrealized foreign exchange loss of $0.3 million in 2016 compared to an unrealized foreign exchange gain of $6.4 million in 2017. The foreign exchange gain in 2017 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the depreciation of the U.S. dollar against the Canadian dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended June 30, 2017 was $15.5 million compared to $17.0 million for the three months ended June 30, 2016, representing a decrease of $1.5 million. The decrease was primarily due to lower incremental borrowings under the Company’s revolving Credit Agreement in comparison to the prior period. See Note 6 for additional information on the Wells Fargo Credit Agreement.
Income Tax Expense
Income tax expense for the three months ended June 30, 2017 was $4.6 million compared to $4.7 million for the three months ended June 30, 2016, representing an decrease of $.1 million, or 2.2%.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. The Company recorded income of $0.6 million for the three months ended June 30, 2017 compared to a loss of $0.3 million for the three months ended June 30, 2016.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended June 30, 2017 was $2.2 million compared to $1.3 million for the three months ended June 30, 2016, representing an increase of $0.9 million, or 76.6%. This increase was attributable to the noncontrolling interests of certain Partner Firms that attained the right to distribution of earnings in the current period.

Net Income Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the three months ended June 30, 2017 was $9.3 million, or $0.14 per diluted share, compared to net income attributable to MDC Partners Inc. common shareholders of $0.8 million, or $0.02 per diluted share, for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue was $735.2 million for the six months ended June 30, 2017 compared to revenue of $646.1 million for the six months ended June 30, 2016, representing an increase of $89.1 million, or 13.8%. The change in revenue was driven by revenue growth from existing Partner Firms of $51.6 million, or 8.0%, partially offset by a negative foreign exchange impact of $4.6 million, or 0.7%. Revenue from acquired Partner Firms of $43.5 million, or 6.7%, partially offset by a negative impact from dispositions of $1.4 million, or 0.2%.
Operating profit for the six months ended June 30, 2017 was $34.8 million compared to operating profit of $32.6 million for the six months ended June 30, 2016. The increase in operating profit was primarily driven by a decrease in Corporate operating expenses of $7.7 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, partially offset by a decrease in Operating profit of $5.5 million in the Advertising and Communications Group.
Net income was $3.8 million for the six months ended June 30, 2017 compared to a net loss of $20.7 million for the six months ended June 30, 2016. The increase in net income of $24.5 million was primarily due to an increase in operating profit of $2.2 million and a loss on redemption of notes of $33.3 million recognized in 2016, partially offset by a decrease in foreign exchange gain of $6.9 million and an increase in tax expense of $5.5 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) new reportable segments, plus "All Other”, within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $735.2 million for the six months ended June 30, 2017 compared to revenue of $646.1 million for the six months ended June 30, 2016, representing an increase of $89.1 million, or 13.8%. The change in revenue was driven by revenue growth from existing Partner Firms of $51.6 million, or 8.0%, partially offset by a negative foreign exchange impact of $4.6 million, or 0.7%. Revenue from acquired Partner Firms consisted of $43.5 million, or 6.7%, partially offset by a negative impact from dispositions of $1.4 million, or 0.2%. Revenue growth was attributable to net new client wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs. There was broad based growth by client sector, with particular strength in food & beverage, communications, financials, and consumer products, partially offset by a decline in technology.
Revenue in the Advertising and Communications Group growth was driven by the Company’s business in the United States with growth of $54.0 million, or 10.3% due to new business wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs. In Canada, the Company’s business had a revenue decline of $5.0 million, or 8.0% mostly due to decreased pass-through costs. Outside of the North American region, revenue growth in the Company’s business was $40.2 million, or 68.2% primarily consisting of contributions from acquired Partner Firms of $43.5 million. Increased revenue from positive net new business from existing Partner Firms was partially offset by a negative impact from foreign exchange.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined in Item 2. For the six months ended June 30, 2017, organic revenue growth was $56.5 million, or 8.7%, of which $51.6 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, with the remaining $4.9 million generated through acquired Partner Firms. The other components of non-GAAP activity include non-GAAP acquisition (disposition), net adjustments of $39.6 million, or 6.1%, and a negative foreign exchange impact of $7.0 million, or 1.1%.
The components of the change in revenues by geography in the Advertising and Communications Group for the six months ended June 30, 2017 are as follows:

		2017 Non-GAAP Activity				Change
Advertising and Communications Group	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2017 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$525.2	$—	$—	$54.0	$579.1	—%	—%	10.3%	10.3%
Canada	62.0	(0.6)	(1.4)	(3.0)	57.1	(1.0)%	(2.2)%	(4.8)%	(8.0)%
Other	58.9	(6.4)	41.0	5.5	99.0	(10.8)%	69.6%	9.4%	68.2%
Total	$646.1	$(7.0)	$39.6	$56.5	$735.2	(1.1)%	6.1%	8.7%	13.8%

The below is a reconciliation between the Acquisitions (Dispositions), net to revenue from acquired businesses in the statement of operations for the six months ended June 30, 2017:

	Global Integrated Agencies	All Other	Total
	(Dollars in Millions)
GAAP revenue from 2016 acquisitions (1)	43.5	—	43.5
Foreign exchange impact	2.4	—	2.4
Contribution to organic revenue (growth) decline (2)	(4.9)	—	(4.9)
Prior year revenue from dispositions	—	(1.4)	(1.4)
Non-GAAP acquisitions (dispositions), net	$41.0	$(1.4)	$39.6

(1)	Operating segments not impacted by revenue from acquired Partner Firms in the current and prior period were excluded. In addition, no acquisitions were completed during 2017.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the six months ended June 30, 2017 and 2016 are as follows:

	2017	2016
United States	78.8%	81.3%
Canada	7.8%	9.6%
Other	13.4%	9.1%
Organic revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $54.0 million, or 10.3% due to new business wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs. In Canada, the Company's business had a revenue decline of $3.0 million, or 4.8% due to a decrease in pass-through costs. Organic revenue growth from outside of North America was $5.5 million, or 9.4%, consisting of $4.9 million from acquired Partner Firms in addition to contributions from positive net new business from existing Partner Firms.
The adverse foreign exchange impact of $7.0 million, or 1.1%, was primarily due to the weakening of the British Pound and the Swedish Króna against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$735.2		$646.1		$89.1	13.8%
Operating Expenses
Cost of services sold	505.4	68.7%	440.3	68.1%	65.1	14.8%
Office and general expenses	155.7	21.2%	125.5	19.4%	30.2	24.1%
Depreciation and amortization	21.1	2.9%	21.7	3.4%	(0.7)	(3.2)%
	$682.2	92.8%	$587.5	90.9%	$94.6	16.1%
Operating profit	$53.0	7.2%	$58.5	9.1%	$(5.5)	(9.4)%
Operating profit in the Advertising and Communications Group for the six months ended June 30, 2017 was $53.0 million compared to $58.5 million for the six months ended June 30, 2016, representing a decrease of $5.5 million, or 9.4%. Operating margins declined by 190 basis points from 9.1% in 2016 to 7.2% in 2017. The decrease in operating profit and margin was largely due to increases in direct cost and deferred acquisition consideration adjustments, partially offset by improvements in staff costs as a percentage of revenue.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$129.9	17.7%	$92.9	14.4%	$37.0	39.8%
Staff costs (2)	411.6	56.0%	373.9	57.9%	37.7	10.1%
Administrative	94.5	12.9%	84.2	13.0%	10.4	12.3%
Deferred acquisition consideration	15.7	2.1%	6.0	0.9%	9.7	161.1%
Stock-based compensation	9.4	1.3%	8.8	1.4%	0.6	6.9%
Depreciation and amortization	21.1	2.9%	21.7	3.4%	(0.7)	(3.2)%
Total operating expenses	$682.2	92.8%	$587.5	90.9%	$94.6	16.1%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the six months ended June 30, 2017 were $129.9 million compared to $92.9 million for the six months ended June 30, 2016, representing an increase of $37.0 million, or 39.8%. As a percentage of revenue, direct costs increased from 14.4% for the six months ended June 30, 2016 to 17.7% for the six months ended June 30, 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Staff costs in the Advertising and Communications Group for the six months ended June 30, 2017 were $411.6 million compared to $373.9 million for the six months ended June 30, 2016, representing an increase of $37.7 million, or 10.1%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Parter Firms. As a percentage of revenue, staff costs decreased from 57.9% for the six months ended June 30, 2016 to 56.0% for the six months ended June 30, 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as a result of increased billable pass through costs from acquired Partner Firms in addition to some of our existing Partner Firms.
Administrative costs in the Advertising and Communications Group for the six months ended June 30, 2017 were $94.5 million compared to $84.2 million, representing an increase of $10.4 million, or 12.3%. The increase was primarily due to increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms and contributions from acquired Partner Firms, partially offset by occupancy cost savings realized from the Company’s real estate consolidation initiatives at other Partner Firms. As a percentage of revenue, administrative costs remained consistent at approximately 13.0% for the six months ended June 30, 2016 and the six months ended June 30, 2017.
Deferred acquisition consideration in the Advertising and Communications Group was an expense of $15.7 million for the six months ended June 30, 2017 compared to expense of $6.0 million for the six months ended June 30, 2016, representing an increased expense of $9.7 million, or 161.1%. The increase in expense pertained to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2017, as well as an increased estimated liability driven by the decrease in the Company’s stock price pertaining to an acquired Partner Firm in which the Company used its equity as purchase consideration.
Stock-based compensation in the Advertising and Communications Group was $9.4 million for the six months ended June 30, 2017 compared to $8.8 million for the six months ended June 30, 2016, representing an increase of $0.6 million, or 6.9%. As a percentage of revenue, stock-based compensation remained consistent at approximately 1.4%.
Depreciation and amortization expense in the Advertising and Communications Group for the six months ended June 30, 2017 was $21.1 million compared to $21.7 million for the six months ended June 30, 2016, representing a decrease of $0.7 million, or 3.2%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.

Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $383.0 million for the six months ended June 30, 2017 compared to revenue of $312.6 million for the six months ended June 30, 2016, representing an increase of $70.3 million, or 22.5%, The change in revenue included revenue from acquired Partner Firms of $43.5 million, or 13.9%. Revenue contributions from existing Partner Firms consisted of revenue growth of $30.0 million, or 9.6%, partially offset by a negative foreign exchange impact of $3.2 million, or 1.0%. Revenue growth was primarily due to new business wins, increased spending as well as expanded scopes by existing clients, and increased pass-through costs.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$383.0		$312.6		$70.3	22.5%
Operating Expenses
Cost of services sold	274.4	71.7%	216.8	69.4%	57.6	26.6%
Office and general expenses	83.1	21.7%	65.5	20.9%	17.6	26.9%
Depreciation and amortization	11.5	3.0%	8.9	2.8%	2.7	29.9%
	$369.0	96.4%	$291.2	93.1%	$77.8	26.7%
Operating profit	$13.9	3.6%	$21.4	6.9%	$(7.5)	(35.0)%
Operating profit in the Global Integrated Agencies reportable segment for the six months ended June 30, 2017 was $13.9 million compared to $21.4 million for the six months ended June 30, 2016, representing a decrease of $7.5 million, or 35.0%. Operating margins declined by 330 basis points from 6.9% to 3.6%. The decrease in operating profit and margin was largely due increases in direct costs and a larger deferred acquisition consideration adjustment, partially offset by improvements in staff costs as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$58.4	15.2%	$24.3	7.8%	$34.1	140.0%
Staff costs (2)	231.0	60.3%	204.0	65.3%	27.0	13.2%
Administrative	51.6	13.5%	43.6	13.9%	8.0	18.4%
Deferred acquisition consideration	10.5	2.7%	4.2	1.4%	6.2	146.5%
Stock-based compensation	6.1	1.6%	6.1	2.0%	(0.1)	(1.4)%
Depreciation and amortization	11.5	3.0%	8.9	2.8%	2.7	29.9%
Total operating expenses	$369.0	96.4%	$291.2	93.1%	$77.8	26.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the six months ended June 30, 2017 were $58.4 million compared to $24.3 million for the six months ended June 30, 2016, representing an increase of $34.1 million, or 140.0%. As a percentage of revenue, direct costs increased from 7.8% for the six months ended June 30, 2016 to 15.2% for the six months ended June 30, 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio, in addition to an increase in costs incurred on certain clients’ behalf from some of our existing Partner Firms acting as principal.

Staff costs in the Global Integrated Agencies reportable segment for the six months ended June 30, 2017 were $231.0 million compared to $204.0 million for the six months ended June 30, 2016, representing an increase of $27.0 million, or 13.2%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. As a percentage of revenue, staff costs decreased from 65.3% for the six months ended June 30, 2016 to 60.3% for the six months ended June 30, 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as a result of increased billable pass through costs from acquired Partner Firms in addition to some of our existing Partner Firms.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment for the six months ended June 30, 2017 was an expense of $10.5 million for the six months ended June 30, 2017 compared to an expense of $4.2 million for the six months ended June 30, 2016, representing an increased expense of $6.2 million, or 146.5%. The increase in expense pertained to amendments to purchase agreements of previously acquired incremental ownership interests entered into during in 2017, as well as increased estimated liability driven by the decrease in the Company’s stock price pertaining to an acquired Partner Firm in which the Company used its equity as purchase consideration.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $43.3 million for the six months ended June 30, 2017 compared to revenue of $44.1 million for the six months ended June 30, 2016, representing a decrease of $0.8 million, or 1.8%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$43.3		$44.1		$(0.8)	(1.8)%
Operating Expenses
Cost of services sold	24.6	56.8%	23.8	54.0%	0.8	3.3%
Office and general expenses	10.1	23.4%	9.3	21.1%	0.8	9.1%
Depreciation and amortization	0.7	1.7%	0.9	2.1%	(0.2)	(20.2)%
	$35.5	81.9%	$34.0	77.1%	$1.5	4.3%
Operating profit	$7.8	18.1%	$10.1	22.9%	$(2.2)	(22.2)%
Operating profit in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2017 was $7.8 million compared to $10.1 million for the six months ended June 30, 2016, representing a decrease of $2.2 million, or 22.2%. Operating margins declined by 480 basis points from 22.9% in 2016 to 18.1% in 2017. The decrease in operating profit and margin was largely due to increased staff costs as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$1.0	2.4%	$1.0	2.2%	$0.1	6.8%
Staff costs (2)	27.6	63.7%	26.5	60.0%	1.1	4.2%
Administrative	5.4	12.5%	5.3	11.9%	0.2	3.2%
Deferred acquisition consideration	0.4	0.8%	0.1	0.1%	0.3	508.5%
Stock-based compensation	0.3	0.8%	0.3	0.8%	—	(3.6)%
Depreciation and amortization	0.7	1.7%	0.9	2.1%	(0.2)	(20.2)%
Total operating expenses	$35.5	81.9%	$34.0	77.1%	$1.5	4.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2017 were $27.6 million compared to $26.5 million for the six months ended June 30, 2016, representing an increase of $1.1 million, or 4.2%. As a percentage of revenue, staff costs increased from 60.0% for the six months ended June 30, 2016 to 63.7% for the six months ended June 30, 2017. The increase in staff costs and as a percentage of revenue was primarily due to higher salaries, benefits, and freelance expense attributable to increases in workforces at certain Partner Firms to support revenue growth and new business wins.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $84.8 million for the six months ended June 30, 2017 compared to revenue of $82.7 million for the six months ended June 30, 2016, representing an increase of $2.1 million, or 2.5%, The change in revenue was primarily due to revenue growth from existing Partner Firms of $2.5 million, or 3.0%, partially offset by a negative foreign exchange impact of $0.4 million, or 0.5%.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$84.8		$82.7		$2.1	2.5%
Operating Expenses
Cost of services sold	58.8	69.3%	56.7	68.5%	2.1	3.7%
Office and general expenses	15.0	17.7%	14.3	17.3%	0.6	4.3%
Depreciation and amortization	2.4	2.9%	4.9	6.0%	(2.5)	(50.6)%
	$76.2	89.8%	$75.9	91.8%	$0.2	0.3%
Operating profit	$8.6	10.2%	$6.8	8.2%	$1.9	27.8%
Operating profit in the Specialist Communications reportable segment for the six months ended June 30, 2017 was $8.6 million compared to $6.8 million for the six months ended June 30, 2016, representing an increase of $1.9 million, or 27.8%. Operating margins improved by 200 basis points from 8.2% in 2016 to 10.2% in 2017. The increase in operating profit and margin was largely due to revenue growth and a lower depreciation and amortization expense, partially offset by an increase in direct costs.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$20.8	24.5%	$19.2	23.2%	$1.5	8.0%
Staff costs (2)	40.1	47.3%	40.4	48.8%	(0.2)	(0.5)%
Administrative	10.8	12.7%	10.5	12.7%	0.3	2.8%
Deferred acquisition consideration	0.5	0.6%	—	—%	0.5	(1,666.7)%
Stock-based compensation	1.6	1.9%	1.0	1.2%	0.6	61.8%
Depreciation and amortization	2.4	2.9%	4.9	6.0%	(2.5)	(50.6)%
Total operating expenses	$76.2	89.8%	$75.9	91.8%	$0.2	0.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Specialist Communications reportable segment for the six months ended June 30, 2017 were $20.8 million compared to $19.2 million for the six months ended June 30, 2016, representing an increase of $1.5 million, or 8.0%. As a percentage of revenue, direct costs increased from 23.2% for the six months ended June 30, 2016 to 24.5% for the six months ended June 30,

2017. The increase in direct costs and as a percentage of revenue was attributable to higher production expenses related to pass-through costs at certain Partner Firms.
Depreciation and amortization expense in the Specialist Communications reportable segment for the six months ended June 30, 2017 was $2.4 million compared to $4.9 million for the six months ended June 30, 2016, representing a decrease of $2.5 million, or 50.6%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.
Media Services
Revenue in the Media Services reportable segment was $70.9 million for the six months ended June 30, 2017 compared to revenue of $62.2 million for the six months ended June 30, 2016, representing an increase of $8.7 million, or 14.0%. The change in revenue was due to revenue growth from existing Partner Firms primarily due to new business wins and expanded scopes by existing clients.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$70.9		$62.2		$8.7	14.0%
Operating Expenses
Cost of services sold	44.3	62.5%	46.1	74.1%	(1.8)	(3.9)%
Office and general expenses	18.4	25.9%	11.0	17.6%	7.4	68.0%
Depreciation and amortization	2.0	2.8%	2.1	3.4%	(0.1)	(4.0)%
	$64.7	91.3%	$59.2	95.1%	$5.6	9.4%
Operating profit	$6.2	8.7%	$3.0	4.9%	$3.2	103.6%
Operating profit in the Media Services reportable segment for the six months ended June 30, 2017 was $6.2 million compared to $3.0 million for the six months ended June 30, 2016, representing an increase of $3.2 million, or 103.6%. Operating margins improved by 380 basis points from 4.9% in 2016 to 8.7% in 2017. The increase in operating profit and margin was largely due to revenue growth as well as a decrease in direct cost as a percentage of revenue, partially offset by an increase in staff costs.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$15.9	22.4%	$15.8	25.4%	$0.1	0.8%
Staff costs (2)	35.5	50.0%	30.8	49.6%	4.6	15.0%
Administrative	10.7	15.1%	9.6	15.4%	1.1	11.9%
Deferred acquisition consideration	0.3	0.4%	0.7	1.2%	(0.4)	(57.1)%
Stock-based compensation	0.3	0.4%	0.1	0.2%	0.2	168.4%
Depreciation and amortization	2.0	2.8%	2.1	3.4%	(0.1)	(4.0)%
Total operating expenses	$64.7	91.3%	$59.2	95.1%	$5.6	9.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Media Services reportable segment for the six months ended June 30, 2017 were $35.5 million compared to $30.8 million for the six months ended June 30, 2016, representing an increase of $4.6 million, or 15.0%. As a percentage of revenue, staff costs increased from 49.6% for the six months ended June 30, 2016 to 50.0% for the six months ended June 30, 2017. The increase in staff costs and as a percentage of revenue was due to higher headcount at certain Partner Firms to support the growth of their businesses.

All Other
Revenue in the All Other category was $153.2 million for the six months ended June 30, 2017 compared to revenue of $144.5 million for the six months ended June 30, 2016, representing an increase of $8.8 million, or 6.1%. The change in revenue is primarily due to revenue growth from existing Partner Firms of $9.7 million, or 6.7%, partially offset by a foreign exchange impact of $1.0 million, or 0.7%, and a negative impact from dispositions of $1.4 million, or 0.9%.
The change in expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$153.2		$144.5		$8.8	6.1%
Operating Expenses
Cost of services sold	103.3	67.4%	96.9	67.1%	6.4	6.6%
Office and general expenses	29.2	19.0%	25.4	17.6%	3.7	14.6%
Depreciation and amortization	4.3	2.8%	4.9	3.4%	(0.6)	(11.9)%
	$136.8	89.3%	$127.3	88.1%	$9.6	7.5%
Operating profit	$16.4	10.7%	$17.2	11.9%	$(0.8)	(4.6)%
Operating profit in the All Other category for the six months ended June 30, 2017 was $16.4 million compared to $17.2 million for the six months ended June 30, 2016, representing a decrease of $0.8 million, or 4.6%. Operating margins declined by 120 basis points from 11.9% in 2016 to 10.7% in 2017. The decrease in operating profit and margin was largely due to a larger deferred acquisition consideration adjustment in addition to increased staff costs.
The change in the categories of expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$33.8	22.1%	$32.6	22.6%	$1.2	3.7%
Staff costs (2)	77.5	50.5%	72.3	50.0%	5.2	7.1%
Administrative	16.0	10.5%	15.3	10.6%	0.8	5.0%
Deferred acquisition consideration	4.1	2.7%	1.0	0.7%	3.1	303.9%
Stock-based compensation	1.1	0.7%	1.2	0.8%	(0.1)	(8.8)%
Depreciation and amortization	4.3	2.8%	4.9	3.4%	(0.6)	(11.9)%
Total operating expenses	$136.8	89.3%	$127.3	88.1%	$9.6	7.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the All Other category for the six months ended June 30, 2017 were $77.5 million compared to $72.3 million for the six months ended June 30, 2016, representing an increase of $5.2 million, or 7.1%. The increase in staff costs was primarily due to higher headcount at certain Partner Firms to support growth of the business. As a percentage of revenue, staff costs increased from 50.0% for the six months ended June 30, 2016 to 50.5% for the six months ended June 30, 2017.
Deferred acquisition consideration in the All Other category for the six months ended June 30, 2017 was an expense of $4.1 million compared to $1.0 million for the six months ended June 30, 2016, representing an increased expense of $3.1 million, or 303.9%. The increase was primarily due to fair value adjustments recognized in the current year in comparison to prior year adjustments which were impacted by the aggregate under performance as compared to forecasted expectations.

Corporate
The change in operating expenses for Corporate for the six months ended June 30, 2017 and 2016 was as follows:

	2017	2016	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$9.5	$14.9	$(5.4)	(36.0)%
Administrative	7.0	8.7	(1.7)	(19.4)%
Stock-based compensation	1.1	1.5	(0.3)	(22.9)%
Depreciation and amortization	0.6	0.9	(0.3)	(33.0)%
Total operating expenses	$18.3	$25.9	$(7.7)	(29.6)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the six months ended June 30, 2017 were $18.3 million compared to $25.9 million for the six months ended June 30, 2016, representing a decrease of $7.7 million, or 29.6%.
Staff costs for Corporate for the six months ended June 30, 2017 were $9.5 million compared to $14.9 million for the six months ended June 30, 2016, representing a decrease of $5.4 million, or 36.0%. This decrease was due to lower executive compensation expense in 2017.
Administrative costs for Corporate for the six months ended June 30, 2017 were $7.0 million compared to $8.7 million for the six months ended June 30, 2016, representing a decrease of $1.7 million, or 19.4%. This decrease was primarily related to reductions in legal fees related to the class-action litigation and SEC investigations of $2.1 million. This was offset partially by a reduction $0.4 million of insurance proceeds received by the Company relating to the class-action litigation and SEC investigation.
Other, Net
Other, net, for the six months ended June 30, 2017 was income of $9.2 million compared to income of $15.5 million for the six months ended June 30, 2016, representing a decrease of $6.4 million, or 41.0%. The increase was primarily related to an unrealized foreign exchange gain of $8.9 million in 2017 compared to an unrealized foreign exchange gain of $15.8 million in 2016. The foreign exchange gains in both 2017 and 2016 primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the depreciation of the U.S. dollar against the Canadian dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the six months ended June 30, 2017 was $32.1 million compared to $32.4 million for the six months ended June 30, 2016, representing a decrease of $0.3 million, or 0.9%.
Loss on Redemption of Notes
Loss on redemption of notes decreased by $33.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the loss on redemption of the 6.75% Notes in the first quarter of 2016.
Income Tax Expense
Income tax expense for the six months ended June 30, 2017 was $8.6 million compared to $3.1 million for the six months ended June 30, 2016, representing an increase of $5.5 million, or 176.8%. This increase in expense was attributable to the tax exposure of certain jurisdictions as the Company’s businesses were in a profitable position in comparison to the prior period. In addition, for both periods the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the six months ended June 30, 2017, the Company recorded income of $0.5 million compared to a loss of $0.1 million for the six months ended June 30, 2016.

Noncontrolling Interests
The effects of noncontrolling interests was $3.1 million for the six months ended June 30, 2017, an increase of $1.0 million from the $2.1 million during the six months ended June 30, 2016. This increase was attributable to the noncontrolling interests of certain Partner Firms that attained the right to distribution of earnings in the current period.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the six months ended June 30, 2017 was $1.7 million. or $0.03 per diluted share, compared to a net loss of $22.8 million, or $0.45 per diluted share reported for the six months ended June 30, 2016.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

(amounts in $ millions)	As of and for the six months ended June 30, 2017	As of and for the six months ended June 30, 2016	As of and for the year ended December 31, 2016
Cash and cash equivalents	$20.3	$16.1	$27.9
Working capital deficit	$(263.7)	$(268.2)	$(313.2)
Cash provided by (used in) operating activities	$23.7	$(110.2)	$5.4
Cash used in investing activities	$(22.9)	$(16.8)	$(25.2)
Cash provided by (used in) financing activities	$(7.3)	$81.4	$(15.9)
Long-term debt to total equity ratio	(2.28)	(1.89)	(1.84)
Fixed charge deficiency	N/A	$17.5	$49.6
As of June 30, 2017 and 2016 and December 31, 2016, $5.5 million, $5.4 million, and $5.3 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. This amount does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months.
The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its credit agreement, and other initiatives, such as obtaining additional debt and equity financing. The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the credit agreement and the Company’s 6.50% Senior Notes due 2024.
Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s credit agreement, will be sufficient to meet the Company’s anticipated cash needs for the foreseeable future. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and (ii) the Company’s 2016 Annual Report on Form 10-K under the caption “Risk Factors,” and in the Company’s other SEC filings.
Working Capital Deficit
At June 30, 2017, the Company had a working capital deficit of $263.7 million compared to a deficit of $313.2 million at December 31, 2016. Working capital deficit decreased by $49.5 million primarily due to the net proceeds from the issuance of the convertible preference shares offset by the net repayments under the credit agreement and payments of deferred acquisition consideration. During the six months ended June 30, 2016, the Company's working capital was negatively impacted by increased volatility caused by a shift in seasonality relating to the changing client base in our media business. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At June 30, 2017, the Company had $26.7 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2017, $3.5 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows provided by operating activities, including changes in non-cash working capital, for the six months ended June 30, 2017 was $23.7 million. This was attributable to net income of $3.8 million, an increase in depreciation, amortization of intangibles, and stock compensation of $32.2 million, a decrease in advanced billings of $29.7 million accounts payable and adjustments to deferred acquisition consideration of $15.8 million, a increase in accruals, and other liabilities of $13.3 million primarily driven by an increase in accrued media and the timing of payments to suppliers, an decrease in deferred income taxes of $7.0 million, prepaid expenses and other current assets of $6.5 million and amortization of deferred finance charges of $1.5 million. This was partially offset by an increase in accounts receivable of $67.9 million, expenditures billable to clients of $9.2 million, foreign exchange of $6.9 million, a net increase in other non-current assets and liabilities of $1.5 million, gain on sale of assets of 0.1 million and earnings of non-consolidated affiliates of $0.5 million.
Cash flows used in operating activities, including changes in non-cash working capital, for the six months ended June 30, 2016 was $110.2 million. This was attributable to a net loss of $20.7 million, a decrease in accounts payable, accruals, and other liabilities of $109.0 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $60.2 million, foreign exchange of $17.2 million, an increase in prepaid expenses and other current assets of $15.0 million, and an increase in expenditures billable to clients of $7.7 million. This was partially offset by a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in advanced billings of $40.2 million, depreciation, amortization of intangibles, and stock compensation of $32.9 million, amortization of deferred finance charges and debt discount of $8.0 million, adjustments to deferred acquisition consideration of $6.2 million, a net decrease in other non-current assets and liabilities of $3.5 million, deferred income taxes of $1.7 million, a loss on sale of assets of 0.3 million, and earnings of non-consolidated affiliates of $0.1 million.
Investing Activities
During the six months ended June 30, 2017, cash flows used in investing activities was $22.9 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $21.2 million, of which $15.7 million was incurred by the Global Integrated Agencies segment, $1.3 million for deposits and $0.5 million for other investments.
During the six months ended June 30, 2016, cash flows used in investing activities was $16.8 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $13.4 million of which $7.7 million was incurred by the Global Integrated Agencies segment, $2.2 million, net of cash acquired, for acquisitions and $1.1 million for other investments.
Financing Activities
During the six months ended June 30, 2017, cash flows used in financing activities was $7.3 million, and consisted of $95.0 million in proceeds from the issuance of convertible preference shares. This inflow was partially offset by $27.8 million in net repayments under the credit agreement, $65.1 million of acquisition related payments, distributions to noncontrolling partners of $3.8 million, $4.6 million of issuance costs paid in connection with the issuance of the convertible preference shares, repayments of long-term debt of $0.2 million, and the purchase of treasury shares for income tax withholding requirements of $0.6 million.
During the six months ended June 30, 2016, cash flows provided by financing activities was $81.4 million, and consisted of $900.0 million in proceeds from the issuance of the 6.50% Notes and $107.4 million in net borrowings under the credit agreement. These inflows were partially offset by the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $20.3 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, $114.1 million of acquisition related payments, payment of dividends of $21.5 million, distributions to noncontrolling partners of $5.4 million, the purchase of treasury shares for income tax withholding requirements of $2.5 million, and repayments of long-term debt of $0.3 million.
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
Debt, net of debt issuance costs, as of June 30, 2017 was $909.4 million, a decrease of $27.0 million, compared with $936.4 million outstanding at December 31, 2016.  This decrease in debt was primarily a result of the Company’s net repayments of the Credit Agreement. At June 30, 2017, approximately $293.3 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2017, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2017
Total Senior Leverage Ratio	0.1
Maximum per covenant	2.0

Total Leverage Ratio	4.7
Maximum per covenant	5.5

Fixed Charges Ratio	2.1
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$197,054
Minimum per covenant	$105,000
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
The following table presents the changes in the deferred acquisition consideration by segment for the six months ended June 30, 2017:

	June 30, 2017
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$148.8	$0.8	$15.0	$7.1	$53.1	$224.8
Payments (1)	(63.1)	(1.1)	(7.0)	(1.2)	(12.2)	(84.7)
Additions (2)	—	—	—	—	—	—
Redemption value adjustments (3)	12.1	0.4	1.1	0.3	4.6	18.5
Foreign translation adjustment	0.7	—	—	—	0.3	0.9
Ending Balance of contingent payments	98.4	—	9.1	6.2	45.8	159.5
Fixed payments	8.8	—	0.3		0.8	10.2
	$107.2	$—	$9.4	$6.2	$46.7	$169.7

The following table presents the changes in the deferred acquisition consideration by segment for the year ended December 31, 2016:

	December 31, 2016
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$157.4	$4.2	$42.5	$7.9	$94.6	$306.7
Payments (1)	(36.3)	(3.2)	(20.5)	(1.4)	(43.8)	(105.2)
Additions (2)	15.6	—	0.5	—	—	16.1
Redemption value adjustments (3)	16.2	(0.3)	(3.5)	0.6	0.9	13.9
Other (4)	(2.4)	—	(4.1)	—	—	(6.4)
Foreign translation adjustment	(1.9)	—	—	—	1.4	(0.5)
Ending Balance of contingent payments	148.8	0.8	15.0	7.1	53.1	224.8
Fixed payments	2.9	—	0.6	0.3	1.0	4.8
	$151.7	$0.8	$15.5	$7.5	$54.1	$229.6

(1)
For the six months ended June 30, 2017 and the year ended December 31, 2016, payments include $28.7 million and $10.5 million, respectively, of deferred acquisition consideration settled through the issuance of 3,353,939 and 691,559, respectively, MDC Class A subordinate voting shares in lieu of cash.

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

Deferred acquisition consideration excludes future payments with an estimated fair value of $33.2 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $1.6 million will be paid in the current year, $11.2 million will be paid in one to three years, $17.2 million will be paid in three to five years, and $3.2 million will be paid after five years.
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
Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2017, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $13.8 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.2 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $45.2 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $4.0 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.2 million of the estimated $13.8 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.2 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2017	2018	2019	2020	2021 & Thereafter	Total
	(Dollars in Millions)
Cash	$3.2	$2.8	$2.4	$3.3	$1.9	$13.6
Shares	—	—	0.1	0.1	—	0.2
	$3.2	$2.8	$2.5	$3.4	$1.9	$13.8	(1)
Operating income before depreciation and amortization to be received (2)	$2.8	$0.9	$—	$0.5	$—	$4.2
Cumulative operating income before depreciation and amortization (3)	$2.8	$3.7	$3.7	$4.2	$4.2		(5)

(1)
This amount is in addition to $45.2 million of (i) options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
New Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance concerning which changes to the terms or conditions of a share-

based payment award require an entity to apply modification accounting in ASC 718.  This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. Amendments in this ASU will be applied prospectively to any award modified on or after the adoption date.  The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits, which requires the presentation of the service cost component of the net periodic pension and postretirement benefits costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net periodic pension and postretirement benefits costs are required to be presented as non-operating expenses in the statement of operations. This guidance is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company will early adopt this guidance for our impairment test performed during 2017, and does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented (Full Retrospective); or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application (Modified Retrospective). The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018, and intends to apply the Modified Retrospective method. Based on the Company’s initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. The Company is also assessing whether the standard will result in a change in the number of performance obligations within the Company’s contractual arrangements. Additionally, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations. The Company is currently evaluating the impact of the principal versus agent guidance on its revenue and cost of services; however, such change is not expected to have a material effect on the Company’s results of operations.

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
Debt Instruments:  At June 30, 2017, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.50% Notes. The 6.50% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $26.7 million borrowings under the Credit Agreement, as of June 30, 2017, a 1.0% increase or decrease in the weighted average interest rate, which was 3.60% at June 30, 2017, would have an interest impact of $0.5 million.

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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and foreign entities. For every one cent change in the exchange rate between the U.S. and foreign currencies, the Company will incur a $3.2 million impact to its financial statements.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is appropriate.
Evaluation of New Reportable Segments
As described in Note 11 to the unaudited condensed consolidated financial statements contained in this Form 10-Q, we have recast our single reportable segment and identified four (4) new reportable segments for our Partner Firms. Where applicable, prior period information presented in this Form 10-Q has been recast to conform to these new reportable segments. The recasting of prior period segment information in this Form 10-Q does not affect our consolidated financial condition or results of operations for the three and six months ended June 30, 2017 and 2016, our balance sheets as of June 30, 2017 and December 31, 2016, our cash flows for the six months ended June 30, 2017 and 2016, or goodwill for any period presented.
Our management, including our CEO and CFO, has further evaluated our disclosure controls and procedures and internal controls over financial reporting as of the end of the period covered by this report, in order to assess whether the identification of the recast reportable segments results in a weakness in our disclosure controls and procedures. Management has determined that our disclosure controls and procedures and our internal controls over financial reporting remain effective.
Changes in Internal Control Over Financial Reporting
Our management, including our CEO and CFO, believes there have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As discussed in “Evaluation of New Reportable Segments” above and in Part 2, Item 5, “Other Information” below, the Company has recast its reportable segments and continues to evaluate the impact of this determination as it relates to the Company’s prior filings in consultation with the SEC.  The outcome of this evaluation could affect our determination as to whether changes in internal control over financial reporting that were made in connection with recasting our reportable segments constituted material changes.

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
Class Action Litigation in Canada
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  The Company intends to continue to vigorously defend this Canadian suit on the same basis as which the U.S. class action was previously dismissed.  A first case management meeting has been held. The Plaintiff has served his material for leave to proceed under the Securities Act. MDC and the other defendants have served a motion to limit the scope of the proposed class definition to Canadian residents who purchased and sold shares of MDC stock on the Toronto Stock Exchange. Those motions are returnable in the fourth quarter of 2017.
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended June 30, 2017, the Company issued 2,785,757 Class A subordinate voting shares to management of Company subsidiaries in transactions exempt from registration under the Securities Act of 1933, as amended. These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for prior acquisitions and therefore did not result in any proceeds to the Company. No commissions were paid to any person in connection with the issuance or sale of these shares.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The Company received comment letters from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance dated May 18, 2016, August 9, 2016, October 5, 2016, December 16, 2016, February 28, 2017 and June 14, 2017, regarding its Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and December 31, 2016. The Company has filed detailed responses to each of these letters with the SEC, and we have incorporated into our subsequent periodic filings with the SEC additional disclosures that we believe are responsive to the SEC’s comments.
In the Company’s Current Report on Form 8-K filed on August 7, 2017, the Company disclosed that certain SEC comments remained unresolved as of August 7, 2017, specifically relating to the Company’s aggregation of reportable segments in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 280-10.
In response, the Company has disclosed in this Quarterly Report on Form 10-Q its resolution of the appropriate aggregation of reporting segments. More specifically, the discussion in this Form 10-Q under “Management’s Discussion and Analysis” and Note 11 to the unaudited condensed consolidated financial statements details the four (4) new reportable segments identified by the Company.  The Company continues to evaluate the impact of this determination as it relates to the Company’s prior filings in consultation with the SEC.  The recasting of prior period segment information does not affect our consolidated financial condition or results of operations, balance sheets, cash flows or goodwill for any period.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

August 14, 2017

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