Form 10-Q/A
period 2017-03-31
MDC PARTNERS INC
filed 2017-08-31
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer; a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of common shares outstanding as of August 30, 2017 were: 58,426,654 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

Explanatory Paragraph
As previously disclosed in MDC Partners Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended June 30, 2017, based in part on feedback from the SEC Staff, it was determined that the Company had previously misapplied the aggregation requirements of ASC 280, Segment Reporting. On August 30, 2017, the Company and its Board of Directors concluded that the Company's previously filed Form 10-K and Form 10-Q for the periods ended December 31, 2016 and March 31, 2017, respectively, should be amended.
This Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2017 (this "Form 10-Q/A") of the Company is filed in connection with the Company’s change in the aggregation of its reportable segments, as previously disclosed in the Company’s Form 10-Q for the period ended June 30, 2017, and certain other changes described below.  This Form 10-Q/A includes a restatement of Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, revisions to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, and an updated discussion of our Controls and Procedures in Part I, Item 4, in each case related to the recasting of prior segment disclosures into four (4) new reportable segments.  The recasting of prior period segment information does not affect our consolidated financial condition or results of operations, balance sheets, cash flows or goodwill for any period. In addition, there was no impact to management's opinion as to the effectiveness of internal controls. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850-740 accounting policies as they applied to the calculation of deferred tax liabilities.  The Company determined this to be not material to prior periods, and the correction has no impact on the Company’s statements of cash flows.  This Form 10-Q/A includes revisions to correct this misapplication in the periods covered by this report.  See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Except as set forth above, this Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q/A

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Services	$344,700	$309,042
Operating expenses:
Cost of services sold	237,563	211,446
Office and general expenses	87,840	77,828
Depreciation and amortization	10,898	11,220
	336,301	300,494
Operating profit	8,399	8,548
Other income (expense):
Other, net	2,567	15,512
Interest expense and finance charges	(16,768)	(15,575)
Loss on redemption of notes	—	(33,298)
Interest income	227	178
	(13,974)	(33,183)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(5,575)	(24,635)
Income tax expense (benefit)	3,969	(1,633)
Loss before equity in earnings of non-consolidated affiliates	(9,544)	(23,002)
Equity in earnings (losses) of non-consolidated affiliates	(139)	229
Net loss	(9,683)	(22,773)
Net income attributable to the noncontrolling interests	(883)	(859)
Net loss attributable to MDC Partners Inc.	(10,566)	(23,632)
Accretion on convertible preference shares	(507)	—
Net loss attributable to MDC Partners Inc. common shareholders	$(11,073)	$(23,632)

Loss per common share
Basic and diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.21)	$(0.47)

Weighted average number of common shares outstanding:
Basic and diluted	52,998,244	50,002,552

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,511	$3,136
Office and general expenses	1,439	1,549
Total	$4,950	$4,685
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended March 31,
	2017	2016
Comprehensive loss
Net loss	$(9,683)	$(22,773)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	68	(8,825)
Other comprehensive income (loss)	68	(8,825)
Comprehensive loss for the period	(9,615)	(31,598)
Comprehensive income attributable to the noncontrolling interests	(1,148)	(2,515)
Comprehensive loss attributable to MDC Partners Inc.	$(10,763)	$(34,113)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,186	$27,921
Cash held in trusts	5,377	5,341
Accounts receivable, less allowance for doubtful accounts of $1,682 and $1,523	428,195	388,340
Expenditures billable to clients	37,071	33,118
Other current assets	38,606	34,862
Total current assets	532,435	489,582
Fixed assets, at cost, less accumulated depreciation of $109,667 and $105,134	82,228	78,377
Investments in non-consolidated affiliates	4,606	4,745
Goodwill	846,124	844,759
Other intangible assets, net	80,968	85,071
Deferred tax assets	41,539	41,793
Other assets	38,753	33,051
Total assets	$1,626,653	$1,577,378
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$252,146	$251,456
Trust liability	5,377	5,341
Accruals and other liabilities	294,341	303,581
Advance billings	148,679	133,925
Current portion of long-term debt	260	228
Current portion of deferred acquisition consideration	111,612	108,290
Total current liabilities	812,415	802,821
Long-term debt, less current portion	887,270	936,208
Long-term portion of deferred acquisition consideration	123,758	121,274
Other liabilities	54,611	56,012
Deferred tax liabilities	112,318	110,359
Total liabilities	1,990,372	2,026,674

Redeemable noncontrolling interests (Note 2)	60,383	60,180
Commitments, contingencies, and guarantees (Note 12)
Shareholders’ deficit:
Convertible preference shares (liquidation preference $95,507)	90,220	—
Common shares	323,023	317,784
Shares to be issued, 100,000 shares in 2016	—	2,360
Charges in excess of capital	(308,808)	(311,581)
Accumulated deficit	(592,414)	(581,848)
Accumulated other comprehensive loss	(2,021)	(1,824)
MDC Partners Inc. shareholders’ deficit	(490,000)	(575,109)
Noncontrolling interests	65,898	65,633
Total shareholders’ deficit	(424,102)	(509,476)
Total liabilities, redeemable noncontrolling interests, and shareholders’ deficit	$1,626,653	$1,577,378
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,683)	$(22,773)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,950	4,685
Depreciation	5,600	5,028
Amortization of intangibles	5,298	6,192
Amortization of deferred finance charges	742	7,021
Loss on redemption of notes	—	26,873
Adjustment to deferred acquisition consideration	11,460	6,440
Deferred income tax	1,906	(1,927)
Loss on sale of assets	21	—
Losses (earnings) of non-consolidated affiliates	139	(229)
Other non-current assets and liabilities	(5,658)	(1,482)
Foreign exchange	(1,370)	(14,134)
Changes in working capital:
Accounts receivable	(39,855)	(31,586)
Expenditures billable to clients	(3,953)	21,692
Prepaid expenses and other current assets	(4,270)	(13,030)
Accounts payable, accruals and other liabilities	(10,757)	(132,202)
Advance billings	14,754	17,016
Net cash used in operating activities	(30,676)	(122,416)
Cash flows used in investing activities:
Capital expenditures	(9,413)	(5,539)
Deposits	(1,627)	—
Acquisitions, net of cash acquired	—	(1,774)
Other investments	(50)	(815)
Net cash used in investing activities	(11,090)	(8,128)
Cash flows provided by financing activities:
Proceeds from issuance of 6.50% Notes	—	900,000
Repayment of 6.75% Notes	—	(735,000)
Repayments of revolving credit agreement	(381,500)	(217,208)
Proceeds from revolving credit agreement	331,961	234,187
Proceeds from issuance of convertible preference shares	95,000	—
Convertible preference shares issuance costs	(510)	—
Acquisition related payments	(5,183)	(30,479)
Repayment of long-term debt	(135)	(156)
Purchase of shares	(51)	(902)
Premium paid on redemption of notes	—	(26,873)
Deferred financing costs	—	(18,091)
Distributions to noncontrolling interests	(2,471)	(2,399)
Payment of dividends	(22)	(10,636)
Net cash provided by financing activities	37,089	92,443
Effect of exchange rate changes on cash and cash equivalents	(58)	(1,517)
Decrease in cash and cash equivalents	(4,735)	(39,618)
Cash and cash equivalents at beginning of period	27,921	61,458
Cash and cash equivalents at end of period	$23,186	$21,840

Supplemental disclosures:
Cash income taxes paid	$1,293	$143
Cash interest paid	$999	$25,703
Change in cash held in trusts	$36	$208

Non-cash transactions:
Capital leases	$393	$156
Dividends payable	$716	$1,115
Deferred acquisition consideration settled through issuance of shares	$5,028	$—
Convertible preference shares issuance costs payable	$4,270	$—
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	52,802,058	$317,784	100,000	$2,360	$—	$(311,581)	$(581,848)	$(1,824)	$(575,109)	$65,633	$(509,476)
Net loss attributable to MDC Partners Inc.	—	—	—	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(197)	(197)	265	68
Issuance of Series 4 convertible preference shares in private placement	95,000	90,220	—	—	—	—	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	17,000	262	—	—	(262)	—	—	—	—	—	—
Shares acquired and canceled	—	—	(5,548)	(51)	—	—	—	—	—	—	(51)	—	(51)
Deferred acquisition consideration settled through issuance of shares	—	—	568,182	5,028	(100,000)	(2,360)	1,485	—	—	—	4,153	—	4,153
Stock-based compensation	—	—	—	—	—	—	1,682	—	—	—	1,682	—	1,682
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(195)	—	—	—	(195)		(195)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	63	—	—	—	63	—	63
Transfer to charges in excess of capital	—	—	—	—	—	—	(2,773)	2,773	—	—	—	—	—
Balance at March 31, 2017	95,000	$90,220	53,381,692	$323,023	—	$—	$—	$(308,808)	$(592,414)	$(2,021)	$(490,000)	$65,898	$(424,102)
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
These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2016.
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
Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Global Integrated Agencies reportable segment. The Company’s Credit Agreement (see Note 6) is guaranteed and secured by all of Doner’s assets.
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
During the second quarter of 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850- 740 accounting policies as they applied to the calculation of deferred tax liabilities. The corrections have resulted in a $6,916 increase to the Company’s deferred tax liability on the condensed consolidated balance sheet as of December 31, 2016. The Company has performed a qualitative and quantitative analysis of this misapplication and determined it to be not material to prior periods. The Company has revised prior period information presented on this Amendment No. 1 on Form 10-Q/A as follows: (i) for the three months ended March 31, 2016, income tax benefit has been decreased by $339, and (ii) as of December 31, 2016, the deferred tax liabilities and accumulated deficit have been increased by $6,916. The correction had no impact on the Company’s cash flows. Periods not presented herein will be revised, as applicable, as they are included in future filings.
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
3. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss attributable to MDC Partners Inc.	$(10,566)	$(23,632)
Accretion on convertible preference shares	(507)	—
Numerator for basic loss per common share - Net loss attributable to MDC Partners Inc. common shareholders	(11,073)	(23,632)
Effect of dilutive securities:	—	—
Numerator for diluted loss per common share- Net loss attributable to MDC Partners Inc. common shareholders	$(11,073)	$(23,632)
Denominator
Denominator for basic loss per common share - weighted average common shares	52,998,244	50,002,552
Effect of dilutive securities:	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	52,998,244	50,002,552
Basic loss per common share	$(0.21)	$(0.47)
Diluted loss per common share	$(0.21)	$(0.47)
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
An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $36,698, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $24,778, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 10.8 years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $2,275 as the present value of redeemable noncontrolling interests and $5,514 as the present value of noncontrolling interests both relating to the noncontrolling interest of F&B’s subsidiaries. None of the intangibles and goodwill are tax deductible and the Company recorded a deferred tax liability of $8,074 related to the intangibles. F&B’s results are included in the Global Integrated Agencies reportable segment.

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
Subsequent to the filing of the Company's Form 10-Q for the quarter ended March 31, 2017, based in part on feedback from the SEC, the Company performed a comprehensive review of its reportable segments to determine if aggregation of its operating segments is consistent with the principles detailed in ASC 280. Based on this review, it was determined that the Company misapplied ASC 280 in its identification of reportable segments following the change in the Company’s management structure. The Company incorrectly concluded that there was one reportable segment since the third quarter of 2016. This misapplication of the standard had no impact on the Company’s consolidated statements of operations, balance sheets, or cash flows. Based on the comprehensive review, the Company reassessed the aggregation of its operating segments, identified four new reportable segments and revised the composition of the “All Other” category. This determination was based upon a quantitative analysis of the expected and reported average long-term profitability for each Partner Firm, together with an assessment of the qualitative characteristics set forth in FASB ASC 280-10-50.
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

•
The Global Integrated Agencies reportable segment is comprised of the Company’s six global, integrated Partner Firms with broad marketing communication capabilities, including advertising, branding, digital, social media, design and production services, serving multinational clients around the world. Each Partner Firm within this segment represents an operating segment which includes 72andSunny, Anomaly, Crispin Porter + Bogusky, Doner, Forsman & Bodenfors, and kbs. These Partner Firms share similar characteristics related to (i) the nature of their services; (ii) the type of global clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these Partner Firms compete with each other for new business and often have business move between them. The Company believes the expected average long-term profitability is similar among the Partner Firms aggregated in the Global Integrated Agencies segment.

•
The Domestic Creative Agencies reportable segment is comprised of four Partner Firms that are national advertising agencies leveraging creative capabilities at their core. Each Partner Firm within this segment represents an operating segment which includes Colle + McVoy, Laird+Partners, Mono Advertising and Union. These Partner Firms share similar characteristics related to (i) the nature of their creative advertising services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these Partner Firms compete with each other for new business and often have business move between them. The Company believes the expected average long-term profitability is similar among the Partner Firms aggregated in the Domestic Creative Agencies segment.

•
The Specialist Communications reportable segment is comprised of seven Partner Firms that are each communications agencies with core service offerings in public relations and related communications services. Each Partner Firm within this segment represents an operating segment which includes Allison & Partners, Hunter PR, HL Group Partners, Kwittken, Luntz Global, Sloane & Company and Veritas. These Partner Firms share similar characteristics related to (i) the nature of their public relations and communication services, including content creation, social media and influencer marketing; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these Partner Firms compete with each other for new business and often have business move between them. The Company believes the expected average long-term profitability is similar among the Partner Firms aggregated in the Specialist Communications segment.

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

•
All Other consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. Each Partner Firm within the All Other category represents an operating segment which includes 6Degrees, Bruce Mau Design, Concentric Partners, Civilian, Gale Partners, Hello Design, Kenna, Kingsdale, Northstar Research Partners, Redscout, Relevent, Source Marketing, Team, Vitro, Yamamoto and Y Media Labs. The nature of the specialist services provided by these Partner Firms varies among each other and from those Partner Firms aggregated into the reportable segments. This results in these Partner Firms having current and long-term performance expectations inconsistent with those Partner Firms aggregated in the reportable segments.

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

The previously reported results by segment for the quarter ended March 31, 2017 and prior year results have been recast to reflect the new segment reporting.

	Three Months Ended March 31,
	2017	2016
Revenue:
Global Integrated Agencies	$176,723	$150,512
Domestic Creative Agencies	20,910	21,627
Specialist Communications	40,684	39,907
Media Services	35,244	30,827
All Other	71,139	66,169
Corporate	—	—
Total	$344,700	$309,042

Segment operating income (loss):
Global Integrated Agencies	$(30)	$10,375
Domestic Creative Agencies	3,523	4,562
Specialist Communications	4,335	2,333
Media Services	2,642	1,290
All Other	6,498	3,118
Corporate	(8,569)	(13,130)
Total	$8,399	$8,548

Other income (expense):
Other income, net	2,567	15,512
Interest expense and finance charges, net	(16,541)	(15,397)
Loss on redemption of notes	—	(33,298)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(5,575)	(24,635)
Income tax expense (benefit)	3,969	(1,633)
Loss before equity in earnings of non-consolidated affiliates	(9,544)	(23,002)
Equity in earnings (losses) of non-consolidated affiliates	(139)	229
Net loss	(9,683)	(22,773)
Net income attributable to the noncontrolling interests	(883)	(859)
Net loss attributable to MDC Partners Inc.	$(10,566)	$(23,632)

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$5,952	$4,404
Domestic Creative Agencies	$360	$442
Specialist Communications	$1,216	$2,457
Media Services	$1,005	$1,042
All Other	$2,056	$2,478
Corporate	$309	$397
Total	$10,898	$11,220

Stock-based compensation:
Global Integrated Agencies	$2,979	$2,412
Domestic Creative Agencies	$155	$190
Specialist Communications	$518	$384
Media Services	$160	$58
All Other	$534	$837
Corporate	$604	$804
Total	$4,950	$4,685

Capital expenditures:
Global Integrated Agencies	$6,899	$3,314
Domestic Creative Agencies	$286	$236
Specialist Communications	$291	$747
Media Services	$1,014	$288
All Other	$922	$926
Corporate	$1	$28
Total	$9,413	$5,539
Segment assets are not reported to, or used by the Company's CODM to allocate resources to, or assess performance of, the segments and therefore total segment assets have not been disclosed.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2017 and 2016 and the financial condition of the Company as of March 31, 2017. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2016 as reported on Form 10-K/A. All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
Executive Summary
MDC conducts its business through its network of Partner Firms, the “Advertising and Communications Group”, who provide a provide comprehensive array of marketing and communications services for clients both domestically and globally. The Company’s objective is to create shareholder value by building, growing and acquiring market-leading Partner Firms that deliver innovative, value-added marketing, activation, communications and strategic consulting to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenues, operating expenses, and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth rate by primary discipline, (v) impact from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
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
Specialist Communications - This segment is comprised of seven Partner Firms that are each communications agencies with core service offerings in public relations and related communications services.
Media Services - This segment is comprised of a unique single operating segment with media buying and planning as its core competency.
The All Other category consists of the Company's remaining Partner Firms that provide a range of diverse marketing communication services, but are not eligible for aggregation with the reportable segments. Each of the Partner Firms in the All Other category represent less than 10% of consolidated revenue and do not meet the criteria to be a separate reportable segment.
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

Results of Operations:

	Three Months Ended March 31,
	2017	2016
Revenue:
Global Integrated Agencies	$176,723	$150,512
Domestic Creative Agencies	20,910	21,627
Specialist Communications	40,684	39,907
Media Services	35,244	30,827
All Other	71,139	66,169
Corporate	—	—
Total	$344,700	$309,042

Segment operating income (loss):
Global Integrated Agencies	$(30)	$10,375
Domestic Creative Agencies	3,523	4,562
Specialist Communications	4,335	2,333
Media Services	2,642	1,290
All Other	6,498	3,118
Corporate	(8,569)	(13,130)
Total	$8,399	$8,548

Other income (expense):
Other income, net	$2,567	$15,512
Interest expense and finance charges, net	(16,541)	(15,397)
Loss on redemption of notes	—	(33,298)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(5,575)	(24,635)
Income tax expense (benefit)	3,969	(1,633)
Loss before equity in earnings of non-consolidated affiliates	(9,544)	(23,002)
Equity in earnings (losses) of non-consolidated affiliates	(139)	229
Net loss	(9,683)	(22,773)
Net income attributable to the noncontrolling interests	(883)	(859)
Net loss attributable to MDC Partners Inc.	$(10,566)	$(23,632)

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$5,952	$4,404
Domestic Creative Agencies	360	442
Specialist Communications	1,216	2,457
Media Services	1,005	1,042
All Other	2,056	2,478
Corporate	309	397
Total	$10,898	$11,220

Stock-based compensation:
Global Integrated Agencies	$2,979	$2,412
Domestic Creative Agencies	155	190
Specialist Communications	518	384
Media Services	160	58
All Other	534	837
Corporate	604	804
Total	$4,950	$4,685

Capital expenditures:
Global Integrated Agencies	$6,899	$3,314
Domestic Creative Agencies	286	236
Specialist Communications	291	747
Media Services	1,014	288
All Other	922	926
Corporate	1	28
Total	$9,413	$5,539
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016
Revenue was $344.7 million for the three months ended March 31, 2017, representing an increase of $35.7 million, or 11.5%, compared to revenue of $309.0 million for the three months ended March 31, 2016. The change in revenue included revenue from acquisitions of $18.6 million or 6.0%, partially offset by a negative impact from dispositions of $0.7 million, or 0.2%. Revenue contributions from existing Partner Firms consisted of revenue growth of $18.6 million or 6.0%, partially offset by an adverse foreign exchange impact of $0.8 million, or 0.3%.
Operating profit for the three months ended March 31, 2017 was $8.4 million, compared to $8.5 million for the three months ended March 31, 2016. Operating profit decreased by $4.7 million in the Advertising and Communications Group while Corporate operating expenses decreased by $4.6 million in 2017.
Net loss was $9.7 million for the three months ended March 31, 2017, compared to $22.8 million in 2016. The improvement in net loss of $13.1 million was primarily attributable to the $33.3 million loss on redemption of the 6.75% Notes in the first quarter of 2016 that did not recur, partially offset by a reduction in foreign exchange gain of $13.0 million, an increase in income tax expense of $5.6 million, and an increase in interest expense and finance charges, net of $1.1 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for the Company's network of Partners Firms, the Advertising and Communications Group. The Advertising and Communications Group includes the Company’s four (4) reportable segments plus its All Other category.

Revenue in the Advertising and Communications Group was $344.7 million for the three months ended March 31, 2017, representing an increase of $35.7 million, or 11.5%, compared to revenue of $309.0 million in 2016. The change in revenue included revenue from acquisitions of $18.6 million, or 6.0%, partially offset by a negative impact from dispositions of $0.7 million, or 0.2%. Revenue contributions from existing Partner Firms, excluding the effect of acquisitions, consisted of revenue growth of $18.6 million, or 6.0%, partially offset by an adverse foreign exchange impact of $0.8 million, or 0.3%. Revenue growth was attributable to new client wins and an increase in client spending, partially offset by client losses. There was broad based growth by client sector, with particular strength in communications, food & beverage, and automotive, partially offset by a decline in technology and transportation & travel. Revenue growth was led by Partner Firms whose primary disciplines include media, integrated advertising, and technology & data science, partially offset by modest declines in Partner Firms whose primary disciplines include design and sales promotion.
Revenue growth in the Advertising and Communications Group was driven by the Company’s business in North America, led by growth of $22.5 million, or 8.9% in the United States due to net new client wins and increased spending by existing clients, partially offset by a decline of $1.9 million, or 6.8% in Canada mostly due to a decrease in pass-through costs. The revenue growth from outside of North America was $15.1 million, or 53.1%, consisting of contributions from acquisitions of $18.6 million, partially offset by revenue decline due to client losses and an adverse foreign exchange impact.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined in Item 2. For the three months ended March 31, 2017, organic revenue growth was $17.2 million, or #VALUE!, of which $18.6 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, partially offset by a reduction of $1.5 million from acquisitions. The other components of non-GAAP activity include non-GAAP acquisition (disposition), net adjustments of $20.4 million, or #VALUE!, and an adverse foreign exchange impact of $1.9 million, or 0.6%.
The components of the change in revenues in the Advertising and Communications Group for the three months ended March 31, 2017 are as follows:

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
The below is a reconciliation between the revenue from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended March 31, 2017:

	Global Integrated Agencies	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$18.6	$—	$18.6
Foreign exchange impact	1.0	—	1.0
Contribution to organic revenue growth (decline) (2)	1.5	—	1.5
Prior year revenue from dispositions	—	(0.7)	(0.7)
Non-GAAP acquisitions (dispositions), net	$21.1	$(0.7)	$20.4

(1)	For the three months ended March 31, 2017, revenue from acquisitions was comprised of $18.6 million from acquisitions completed in 2016.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
United States	79.7%	81.6%
Canada	7.7%	9.2%
Other	12.6%	9.2%
Organic revenue growth in the Advertising and Communications Group was driven by the Company’s business in North America, led by growth of $22.5 million, or 8.9%, in the United States due to net new client wins and increased spending by existing clients. These increases were partially offset by a decline of $2.2 million, or 7.6%, in Canada mostly due to a decrease in pass-through costs. Organic revenue decline from outside of North America was $3.2 million, or 11.1%, consisting of a decline of $1.5 million at an acquired Partner Firm due to a decline in pass-through costs as well as a client loss from an existing Partner Firm.
The adverse foreign exchange impact of $1.9 million, or 0.6% was primarily due to the weakening of the British Pound and the Swedish Króna against the U.S. dollar, partially offset by strengthening of the Canadian dollar against the U.S. dollar.
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
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$54.0	15.7%	$40.3	13.0%	$13.7	33.9%
Staff costs (2)	201.6	58.5%	185.6	60.1%	15.9	8.6%
Administrative costs	45.8	13.3%	40.4	13.1%	5.4	13.4%
Deferred acquisition consideration	11.4	3.3%	6.3	2.0%	5.1	80.7%
Stock-based compensation	4.3	1.3%	3.9	1.3%	0.5	12.0%
Depreciation and amortization	10.6	3.1%	10.8	3.5%	(0.2)	(2.2)%
Total operating expenses	$327.7	95.1%	$287.4	93.0%	$40.4	14.0%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Operating profit in the Advertising and Communications Group in 2017 was $17.0 million, compared to $21.7 million in 2016, with operating margins declining 210 basis points from 7.0% in 2016 to 4.9% in 2017. The decrease in operating profit and margin was largely due to an increase in direct costs, administrative costs, and a larger deferred acquisition consideration adjustment, partially offset by improvements in staff costs as a percentage of revenue.
Direct costs in the Advertising and Communications Group increased $13.7 million, or 33.9%, and as a percentage of revenue from 13.0% in 2016 to 15.7% in 2017. This increase was primarily due to contributions from an acquisition with a higher direct cost to revenue ratio, in addition to an increase in costs incurred on the client’s behalf from certain existing Partner Firms acting as principal.
Staff costs in the Advertising and Communications Group increased $15.9 million, or 8.6%, and as a percentage of revenue decreased from 60.1% in 2016 to 58.5% in 2017. The increase in staff costs was due to additional headcount at certain Partner Firms to support the growth of their businesses as well as additional contributions from acquisitions. The decrease in staff costs as a percentage of revenue was driven by revenue growth as a result of increased costs incurred on the client’s behalf from certain existing Partner Firms acting as principal. In addition, at certain Partner Firms revenue growth outpaced the increase in staffing costs.
Administrative costs in the Advertising and Communications Group increased $5.4 million, or 13.4%, primarily due to increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms and contributions from acquisitions. These cost increases were partially offset by occupancy cost savings realized from real estate consolidation initiatives executed at other Partner Firms. As a percentage of revenue, administrative costs increased from 13.1% in 2016 to 13.3% in 2017.
Deferred acquisition consideration in the Advertising and Communications Group was an expense of $11.4 million in 2017, compared to expense of $6.3 million in 2016. The increase in expense was primarily due to the finalization of future payments pertaining to an acquisition completed in 2016 and increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017, partially offset by a decrease in the present value accretion.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1.3% of revenue.
Depreciation and amortization expense in the Advertising and Communications Group decreased $0.2 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $176.7 million for the three months ended March 31, 2017, representing an increase of $26.2 million, or 17.4%, compared to revenue of $150.5 million for the three months ended March 31, 2016. The increase related to revenue growth from existing Partner Firms, excluding the effect of acquisitions, of $7.3 million, or 4.9%, as well as revenue from acquisitions of $21.1 million, or 14.0%. These increases were partially offset by an adverse foreign exchange impact of $2.2 million, or 1.4%.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$176.7		$150.5		$26.2	17.4%
Operating expenses
Cost of services sold	127.3	72.0%	104.3	69.3%	23.0	22.0%
Office and general expenses	43.5	24.6%	31.4	20.9%	12.1	38.5%
Depreciation and amortization	6.0	3.4%	4.4	2.9%	1.5	35.2%
	$176.8	100.0%	$140.1	93.1%	$36.6	26.1%
Operating profit (loss)	$—	—%	$10.4	6.9%	$(10.4)	(100.3)%
Operating profit (loss) in the Global Integrated Agencies reportable segment in 2017 was nil, compared to $10.4 million in 2016. Operating margins declined 690 basis points from 6.9% in 2016 to 0.0% in 2017. The decrease in operating profit and margin was largely due to an increase in direct costs, administrative costs, and a larger deferred acquisition consideration adjustment, partially offset by improvements in staff costs as a percentage of revenue.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$21.4	12.1%	$10.3	6.8%	$11.1	108.1%
Staff costs (2)	113.3	64.1%	100.5	66.8%	12.8	12.8%
Administrative costs	24.6	13.9%	20.2	13.4%	4.4	21.8%
Deferred acquisition consideration	8.5	4.8%	2.3	1.6%	6.2	264.5%
Stock-based compensation	3.0	1.7%	2.4	1.6%	0.6	23.6%
Depreciation and amortization	6.0	3.4%	4.4	2.9%	1.6	35.2%
Total operating expenses	$176.8	100.0%	$140.1	93.1%	$36.7	26.1%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the the Global Integrated Agencies reportable segment increased $11.1 million, or 108.1%, and as a percentage of revenue increased from 6.8% in 2016 to 12.1% in 2017. The increase was primarily due to contributions from an acquisition with a higher direct cost to revenue ratio in addition to an increase in costs incurred on the client’s behalf from some Partner Firms acting as principal verses agent.
Staff costs in the the Global Integrated Agencies reportable segment increased $12.8 million, or 12.8%, and as a percentage of revenue decreased from 66.8% in 2016 to 64.1% in 2017. The increase in staff costs was due to additional headcount at certain Partner Firms to support the growth of their businesses as well as contributions from an acquisition completed in the second half of 2016. The decrease in staff costs as a percentage of revenue was driven by revenue growth as a result of increased costs incurred on client's behalf from some Partner Firms acting as principal versus agent. In addition, at certain Partner Firms revenue growth outpaced the increase in staffing costs.
Administrative costs in the the Global Integrated Agencies reportable segment increased $4.4 million, or 21.8%, and as a percentage of revenue increased from 13.4% in 2016 to 13.9% in 2017, primarily due to contributions from acquisitions completed in the second half of 2016 and increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms.
Deferred acquisition consideration in the the Global Integrated Agencies reportable segment was an expense of $8.5 million in 2017, compared to an expense of $2.3 million in 2016. The increase in expense was primarily due to the finalization of future payments pertaining to an acquisition completed in 2016 and increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2017.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $20.9 million for the three months ended March 31, 2017, representing a decrease of $0.7 million, or 3.3%, compared to revenue of $21.6 million for the three months ended March 31, 2016. Revenue contributions from existing Partner Firms consisted of revenue decline of $0.8 million, or 3.7%. This decrease was partially offset by a favorable foreign exchange impact of $0.1 million, or 0.4%.

The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$20.9		$21.6		$(0.7)	(3.3)%
Operating expenses
Cost of services sold	11.9	57.0%	11.9	55.0%	—	0.3%
Office and general expenses	5.1	24.4%	4.7	21.9%	0.4	7.9%
Depreciation and amortization	0.4	1.7%	0.4	2.0%	(0.1)	(18.6)%
	$17.4	83.2%	$17.1	78.9%	$0.3	1.9%
Operating profit	$3.5	16.8%	$4.6	21.1%	$(1.0)	(22.8)%
Operating profit in the Domestic Creative Agencies reportable segment in 2017 was $3.5 million, compared to $4.6 million in 2016. Operating margins declined 430 basis points from 21.1% in 2016 to 16.8% in 2017. The decrease in operating profit and margin was largely due to the decrease in revenue as well as insignificant increases across various categories of expenses.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$0.5	2.5%	$0.5	2.1%	$0.1	13.4%
Staff costs (2)	13.4	64.1%	13.3	61.7%	0.1	0.5%
Administrative costs	2.6	12.4%	2.5	11.7%	0.1	2.8%
Deferred acquisition consideration	0.4	1.7%	0.1	0.5%	0.2	236.5%
Stock-based compensation	0.2	0.7%	0.2	0.9%	—	(18.4)%
Depreciation and amortization	0.4	1.7%	0.4	2.0%	(0.1)	(18.6)%
Total operating expenses	$17.4	83.2%	$17.1	78.9%	$0.3	1.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $40.7 million for the three months ended March 31, 2017, representing an increase of $0.8 million, or 1.9%, compared to revenue of $39.9 million for the three months ended March 31, 2016, and related entirely to revenue contributions from existing Partner Firms.

The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$40.7		$39.9		$0.8	1.9%
Operating expenses
Cost of services sold	27.3	67.0%	27.3	68.3%	—	—%
Office and general expenses	7.9	19.4%	7.9	19.7%	—	0.2%
Depreciation and amortization	1.2	3.0%	2.5	6.2%	(1.2)	(50.5)%
	$36.3	89.3%	$37.6	94.2%	$(1.2)	(3.3)%
Operating profit	$4.3	10.7%	$2.3	5.8%	$2.0	85.8%
Operating profit in the Specialist Communications reportable segment in 2017 was $4.3 million, compared to $2.3 million in 2016. Operating margins improved by 490 basis points from 5.8% in 2016 to 10.7% in 2017. The increase in operating profit and margin was largely due to lower depreciation and amortization.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.8	21.6%	$8.5	21.4%	$0.3	3.1%
Staff costs (2)	20.0	49.3%	20.4	51.1%	(0.3)	(1.6)%
Administrative costs	5.4	13.4%	5.1	12.9%	0.3	6.0%
Deferred acquisition consideration	0.3	0.8%	0.7	1.8%	(0.4)	(50.8)%
Stock-based compensation	0.5	1.3%	0.4	1.0%	0.1	34.9%
Depreciation and amortization	1.2	3.0%	2.5	6.2%	(1.2)	(50.5)%
Total operating expenses	$36.3	89.3%	$37.6	94.2%	$(1.2)	(3.3)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Depreciation and amortization expense in the Specialist Communications reportable segment decreased $1.2 million or 50.5% primarily due to lower amortization from intangibles related to prior year acquisitions.
Media Services
Revenue in the Media Services reportable segment was $35.2 million for the three months ended March 31, 2017, representing an increase of $4.4 million, or 14.3%, compared to revenue of $30.8 million for the three months ended March 31, 2016, and related entirely to revenue contributions from existing Partner Firms.

The change in expenses as a percentage of revenue in the Media Services reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$35.2		$30.8		$4.4	14.3%
Operating expenses
Cost of services sold	22.4	63.6%	22.9	74.2%	(0.5)	(2.0)%
Office and general expenses	9.2	26.1%	5.6	18.2%	3.6	63.5%
Depreciation and amortization	1.0	2.9%	1.0	3.4%	—	(3.6)%
	$32.6	92.5%	$29.5	95.8%	$3.1	10.4%
Operating profit	$2.6	7.5%	$1.3	4.2%	$1.4	104.8%
Operating profit in the Media Services reportable segment in 2017 was $2.6 million, compared to $1.3 million in 2016. Operating margins improved by 330 basis points from 4.2% in 2016 to 7.5% in 2017. The increase in operating profit and margin was due to increased revenue from new business wins, partially offset by increases in staff costs and administrative costs.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.0	22.8%	$8.1	26.2%	$(0.1)	(0.6)%
Staff costs (2)	17.7	50.1%	15.1	49.1%	2.5	16.7%
Administrative costs	5.6	15.8%	4.7	15.1%	0.9	19.7%
Deferred acquisition consideration	0.2	0.5%	0.6	1.8%	(0.4)	(70.0)%
Stock-based compensation	0.2	0.5%	0.1	0.2%	0.1	175.9%
Depreciation and amortization	1.0	2.9%	1.0	3.4%	—	(3.6)%
Total operating expenses	$32.6	92.5%	$29.5	95.8%	$3.1	10.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Staff costs in the Media Services reportable segment increased $2.5 million or 16.7%, due to additional headcount at certain Partner Firms to support the growth of their businesses.
Administrative costs in the Media Services reportable segment increased $0.9 million or 19.7%, and as a percentage of revenue increased from 49.1% in 2016 to 50.1% in 2017, primarily due to increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms, partially offset by occupancy cost savings realized from real estate consolidation initiatives.
All Other
Revenue in the All Other category was $71.1 million for the three months ended March 31, 2017, representing an increase of $5.0 million, or 7.5%, compared to revenue of $66.2 million for the three months ended March 31, 2016. Revenue contributions from existing Partner Firms, excluding the effect of dispositions, consisted of revenue growth of $5.4 million, or 8.2% and a favorable foreign exchange impact of $0.2 million, or 0.3%, partially offset by a negative impact from dispositions of $0.7 million or 1.0%.

The change in expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$71.1		$66.2		$5.0	7.5%
Operating expenses
Cost of services sold	48.7	68.4%	45.1	68.1%	3.6	7.9%
Office and general expenses	13.9	19.6%	15.5	23.4%	(1.6)	(10.1)%
Depreciation and amortization	2.1	2.9%	2.5	3.7%	(0.4)	(17.0)%
	$64.6	90.9%	$63.1	95.3%	$1.6	2.5%
Operating profit	$6.5	9.1%	$3.1	4.7%	$3.4	108.4%
Operating profit in the All Other category in 2017 was $6.5 million, compared to $3.1 million in 2016. Operating margins improved by 440 basis points from 4.7% in 2016 to 9.1% in 2017. The increase in operating profit and margin was largely due an increase in revenue as well as decreases in administrative costs and deferred acquisition consideration, partially offset by increases in direct costs and staff costs.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$15.3	21.5%	$13.0	19.6%	$2.3	17.8%
Staff costs (2)	37.1	52.2%	36.3	54.8%	0.9	2.4%
Administrative costs	7.6	10.6%	7.9	11.9%	(0.3)	(3.7)%
Deferred acquisition consideration	2.1	2.9%	2.6	4.0%	(0.6)	(21.6)%
Stock-based compensation	0.5	0.8%	0.8	1.3%	(0.3)	(36.2)%
Depreciation and amortization	2.1	2.9%	2.5	3.7%	(0.4)	(17.0)%
Total operating expenses	$64.6	90.9%	$63.1	95.3%	$1.6	2.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the All Other category increased $2.3 million, or 17.8%, and as a percentage of revenue increased from 19.6% in 2016 to 21.5% in 2017. The increase was due to an increase in pass-through costs incurred on client's behalf from some Partner Firms acting as principal versus agent.
Staff costs in the All Other category increased $0.9 million, or 2.4%, and as a percentage of revenue decreased from 54.8% in 2016 to 52.2% in 2017. The increase in staff costs was due to increased headcount at certain Partner Firms to support the growth of their businesses. The decrease in staff costs as a percentage of revenue was driven by revenue growth as a result of increased costs incurred on the client’s behalf from some Partner Firms acting as principal versus agent. In addition, at certain Partner Firms revenue growth outpaced the increase in staffing costs.
Administrative costs in the All Other category decreased $0.3 million, or 3.7%, and as a percentage of revenue from 11.9% in 2016 to 10.6% in 2017, primarily due to reductions in external administrative costs.
Deferred acquisition consideration in the the All Other category was an expense of $2.1 million in 2017, compared to an expense of $2.6 million in 2016. The decrease in expense was largely due to a decrease in the present value accretion.

Corporate
The change in operating expenses in Corporate for the three months ended March 31, 2017 and 2016 was as follows:

	2017	2016	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$4.2	$6.7	$(2.5)	(37.2)%
Administrative costs	3.4	5.2	(1.8)	(34.0)%
Stock-based compensation	0.6	0.8	(0.2)	(24.9)%
Depreciation and amortization	0.3	0.4	(0.1)	(22.2)%
Total operating expenses	$8.6	$13.1	$(4.6)	(34.7)%

(1)	Excludes stock-based compensation.
Total operating expenses decreased by $4.6 million to $8.6 million in 2017, compared to $13.1 million in 2016.
Staff costs in Corporate decreased by $2.5 million or 37.2% due mostly to lower executive compensation expense in 2017.
Administrative costs in Corporate decreased $1.8 million, or 34.0%, primarily due to reductions in legal fees related to the class-action litigation and SEC investigations of $1.1 million and various administrative expenses of $0.1 million. In addition, the Company received $0.2 million of insurance proceeds relating to the class-action litigation and SEC investigation.
Other Income, Net
Other income, net, decreased $12.9 million from $15.5 million for the three months ended March 31, 2016 to $2.6 million for the three months ended March 31, 2017. The decrease was primarily related to an unrealized foreign exchange gain of $15.5 million in 2016 compared to an unrealized foreign exchange gain of $2.4 million in 2017. The foreign exchange gains in both 2017 and 2016 primarily relate to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and were driven by the appreciation of the U.S. dollar against the Canadian dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2017 was $16.5 million, an increase of $1.1 million over the $15.4 million of interest expense and finance charges, net, incurred during the three months ended March 31, 2016.
Loss on Redemption of Notes
Loss on redemption of notes decreased by $33.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the loss on redemption of the 6.75% Notes in the first quarter of 2016.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2017 was $4.0 million compared to a benefit of $1.6 million for the three months ended March 31, 2016. This increase in expense was attributable to the tax exposure of certain international jurisdictions as the Company’s businesses outside of the North American region increased profitability. In addition, for both periods the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
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
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, the net loss attributable to MDC Partners Inc. common shareholders for the three months ended March 31, 2017 was $11.1 million, or $0.21 per basic and diluted share, compared to a net loss attributable to MDC Partners Inc. common shareholders of $23.6 million, or $0.47 per basic and diluted share, for the three months ended March 31, 2016.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

(amounts in $ millions)	As of and for the three months ended March 31, 2017	As of and for the three months ended March 31, 2016	As of and for the year ended December 31, 2016
Cash and cash equivalents	$23.2	$21.8	$27.9
Working capital deficit	$(280.0)	$(288.4)	$(313.2)
Cash provided by (used in) operating activities	$(30.7)	$(122.4)	$5.4
Cash used in investing activities	$(11.1)	$(8.1)	$(25.2)
Cash provided by (used in) financing activities	$37.1	$92.4	$(15.9)
Long-term debt to total equity ratio	(2.09)	(1.71)	(1.84)
Fixed charge deficiency	$5.6	$24.6	$49.6
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
Cash flows used in operating activities, including changes in non-cash working capital, for the three months ended March 31, 2016 was $122.4 million. This was attributable to a net loss of $22.8 million, a decrease in accounts payable, accruals, and other liabilities of $132.2 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $31.6 million, foreign exchange of $14.1 million, an increase in prepaid expenses and other current assets of $13.0 million, deferred income taxes of $1.9 million, a net increase in other non-current assets and liabilities of $1.5 million, and earnings of non-consolidated affiliates of $0.2 million. This was partially offset by a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in expenditures billable to clients of $21.7 million, a decrease in advanced billings of $17.0 million, depreciation, amortization of intangibles, and stock compensation of $15.9 million, amortization of deferred finance charges of $7.0 million, and adjustments to deferred acquisition consideration of $6.4 million.

Investing Activities
During the three months ended March 31, 2017, cash flows used in investing activities was $11.1 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $9.4 million, primarily driven by $6.9 million incurred by the Global Integrated Agencies reportable segment, $1.6 million for deposits and $0.1 million for other investments.
During the three months ended March 31, 2016, cash flows used in investing activities was $8.1 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $5.5 million, primarily driven by $3.3 million incurred by the Global Integrated Agencies reportable segment, $1.8 million, net of cash acquired, for acquisitions and $0.8 million for other investments.
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
The following table presents the changes in the deferred acquisition consideration by segment for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Beginning balance of contingent payments	$148.8	$0.8	$15.0	$7.1	$53.1	$224.8
Payments (1)	(5.0)	—	(1.7)	—	—	(6.7)
Redemption value adjustments (3)	9.4	0.4	0.4	0.2	2.3	12.7
Foreign translation adjustment	0.3	—	—	—	0.1	0.4
Ending balance of contingent payments	153.5	1.1	13.7	7.3	55.5	231.1
Fixed payments	2.7	—	0.6	0.2	0.9	4.3
	$156.2	$1.1	$14.2	$7.5	$56.4	$235.4

	December 31, 2016
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Beginning balance of contingent payments	$157.4	$4.2	$42.5	$7.9	$94.6	$306.7
Payments (1)	(36.3)	(3.2)	(20.5)	(1.4)	(43.8)	(105.2)
Additions (2)	15.6	—	0.5	—	—	16.1
Redemption value adjustments (3)	16.2	(0.3)	(3.5)	0.6	0.9	13.9
Other (4)	(2.4)	—	(4.1)	—	—	(6.4)
Foreign translation adjustment	(1.9)	—	—	—	1.4	(0.5)
Ending balance of contingent payments	148.8	0.8	15.0	7.1	53.1	224.8
Fixed payments	2.9	—	0.6	0.3	1.0	4.8
	$151.7	$0.8	$15.5	$7.5	$54.1	$229.6

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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Amendment No. 1 on Form 10-Q/A and (ii) the Company’s 2016 Annual Report on Form 10-K under the caption “Risk Factors,” and in the Company’s other SEC filings.
Website Access to Company Reports
MDC Partners Inc.’s internet website address is www.mdc-partners.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report on Amendment No. 1 on Form 10-Q/A. From time to time, the Company may use its website as a channel of distribution of material company information.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at such time.
Evaluation of New Reportable Segments; Changes in Internal Control Over Financial Reporting
As described in Note 11 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1 on Form 10-Q/A, we have recast our single reportable segment and identified four (4) new reportable segments for our Partner Firms. Where applicable, prior period information presented in this Amendment No. 1 on Form 10-Q/A has been recast to conform to these new reportable segments. The recasting of prior period segment information in this Amendment No. 1 on Form 10-Q/A does not affect our consolidated financial condition or results of operations for the three months ended March 31, 2017 and 2016, our balance sheets as of March 31, 2017 and December 31, 2016, our cash flows for the three months ended March 31, 2017 and 2016, or goodwill for any period presented.
Our management, including our CEO and CFO, believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. The Company continues to evaluate the impact of the determination to recast its reportable segments in consultation with the SEC. The outcome of this evaluation could affect our determination as to whether changes in internal control over financial reporting that were made in connection with recasting our reportable segments constituted material changes.
The certifications of our CEO and CFO, incorporated herein as Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations, except as set forth below and under “Item 1A Risk Factors” of this Quarterly Report on Amendment No. 1 on Form 10-Q/A in connection with the ongoing Canadian securities class action litigation claim.
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
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In addition to the 95,000 Series 4 Convertible Preference Shares issued to affiliates of The Goldman Sachs Group, Inc., as described in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Amendment No. 1 on Form 10-Q/A, in the three months ended March 31, 2017, the Company issued 568,182 Class A subordinate voting shares to management of a Company subsidiary in transactions exempt from registration under the Securities Act of 1933, as amended. These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition and therefore did not result in any proceeds to the Company. No commissions were paid to any person in connection with the issuance or sale of these shares.
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

August 31, 2017

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

10.2
Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 1, 2017).

12	Statement of computation of ratio of earnings to fixed charges.**
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.**
101	Interactive data file.*
*    Filed electronically herewith.
**    Previously filed.