Form 10-K/A
MDC PARTNERS INC
filed 2017-08-31
CIK 876883

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (Check one):
Large accelerated filer ☒ Accelerated ☐ Non-accelerated ☐ Smaller reporting company ☐ Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2016 was approximately $932.2 million, computed upon the basis of the closing sales price ($18.29/share) of the Class A subordinate voting shares on that date.
As of August 30, 2017, there were 58,426,654 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

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
This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this "Form 10-K/A") of the Company is filed in connection with the Company’s change in the aggregation of its reportable segments, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, and certain other changes described below.  This Form 10-K/A includes a restatement of Note 14 in the Notes to the Consolidated Financial Statements, conforming changes to the Business section in Part I, Item 1, revisions to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, conforming changes to Note 1, Note 4 and Note 8 in the Notes to the Consolidated Financial Statements, and an updated discussion of our Controls and Procedures in Part II, Item 9A, in each case related to the recasting of prior segment disclosures into four (4) new reportable segments.  The recasting of prior period segment information was deemed to be a material error, but does not affect our consolidated financial condition or results of operations, balance sheets, cash flows or goodwill for any period. In addition, there was no impact to management's opinion as to the effectiveness of internal controls. See Note 14 in the Notes to the Consolidated Financial Statements for more information.
As previously disclosed in the Company’s Form 10-Q for the period ended March 31, 2017, the Company changed the presentation of book overdrafts on its statement of cash flows to classify the associated cash flows as operating activities. Book overdrafts were previously presented within financing activities. This Form 10-K/A includes the reclassification of these items, which have no impact on the Company’s consolidated statements of operations, comprehensive income (loss), or balance sheets. See Note 2 in the Notes to the Consolidated Financial Statements for more information.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850-740 accounting policies as they applied to the calculation of deferred tax liabilities.  The Company determined this to be not material to prior periods, and the correction has no impact on the Company’s statements of cash flows.  This Form 10-K/A includes revisions to correct this misapplication in the periods covered by this report.  See Note 2 and Note 9 in the Notes to the Consolidated Financial Statements for more information.
Except as set forth above, this Form 10-K/A has not been updated for events or information subsequent to the date of filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

MDC PARTNERS INC.

i

References in this Annual Report on Amendment No. 1 on Form 10-K/A to “MDC Partners,” “MDC,” the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in the Annual Report on Amendment No. 1 on Form 10-K/A to “Partner Firms” generally refer to the Company’s subsidiary agencies.
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
AVAILABLE INFORMATION
Information regarding the Company’s Annual Report on Amendment No. 1 on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at http://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”). The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Annual Report or Amendment No. 1 on Form 10-K/A. Any document that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room located at 100 F. Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Room. The Company’s filings are also available to the public from the SEC’s website at http://www.sec.gov.
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
Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Amendment No. 1 on Form 10-K/A under Item 1A, under the caption “Risk Factors” and in the Company’s other SEC filings.
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
Financial Reporting Segments
MDC conducts its business through its network of Partner Firms, the “Advertising and Communications Group”, who provide a comprehensive array of marketing and communications services for clients both domestically and globally. The Partner Firms provide a wide range of service offerings, which in some cases are the same or similar service offerings. The core or principal service offerings are the key factors that distinguish the Partner Firms from one another. Each Partner Firm represents an operating segment and the Company aggregates its Partner Firms to report in four reportable segments, plus an “All Other” category.
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
For further information relating to the Company’s segments, including financial information, refer to Note 14 (Segment Information) of the Notes to the Consolidated Financial Statements included in this Annual Report and to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Ownership Information
The table below sets forth MDC’s voting ownership percentage of each listed Partner Firm as of December 31, 2016.  The table does not display all agencies or components within each Partner Firm, for which MDC may or may not maintain the same ownership percentage. MDC maintains a majority or 100% ownership position in substantially all of its Partner Firms, with management of the agencies owning the remaining equity if any.  However, MDC’s effective economic interest in each Partner Firm may vary from its voting ownership interest due to certain factors, such as the existence of contingent deferred acquisition payments and/or cash distribution limitations related to noncontrolling interest holders.  See footnote 4 to the Notes to the Consolidated Financial Statements for more information regarding the Company’s contingent purchase price obligations and noncontrolling interests.

MDC PARTNERS INC.
SCHEDULE OF ADVERTISING AND COMMUNICATIONS COMPANIES

	Year of Initial
Company	Investment	Locations	Ownership %
Consolidated:
Global Integrated Agencies:
72andSunny	2010	Los Angeles, New York, Netherlands, UK	100.0%
Anomaly	2011	New York, Los Angeles, Netherlands, Canada, UK, China	100.0%
Crispin Porter + Bogusky	2001	Miami, Boulder, Los Angeles, UK, Sweden, Denmark, Brazil, China	100.0%
Doner	2012	Detroit, Cleveland, Los Angeles, UK	30%/ 70%*
Forsman & Bodenfors	2016	Sweden	100.0%
kbs	2004	New York, Canada, China, UK, Los Angeles	100.0%
Domestic Creative Agencies:
Colle + McVoy	1999	Minneapolis	100.0%
Laird + Partners	2011	New York	65.0%
Mono Advertising	2004	Minneapolis, San Francisco	70.0%
Union	2013	Canada	75.0%
Specialist Communications:
Allison & Partners	2010	San Francisco, Los Angeles, New York and other US Locations, China, France, Singapore, UK, Japan, Germany	75.5%
HL Group Partners	2007	New York, Los Angeles, China	100.0%
Hunter PR	2014	New York, UK	65.0%
Kwittken	2010	New York, UK, Canada	75.0%
Luntz Global	2014	Washington, D.C.	100.0%
Sloane & Company	2010	New York	100.0%
Veritas	1993	Canada	95.0%
Media Services:
MDC Media Partners	2010	New York, Detroit, Atlanta, Los Angeles, Austin	100.0%
All Other:
6degrees Communications	1993	Canada	74.9%
Bruce Mau Design	2004	Canada	100.0%
Civilian	2000	Chicago	100.0%
Concentric Partners	2011	New York, UK	72.8%
Gale Partners	2014	Canada, New York, India	60.0%
Hello Design	2004	Los Angeles	49.0%
Kenna	2010	Canada	100.0%
Kingsdale	2014	Canada, New York	65.0%
Northstar Research Partners	1998	Canada, New York, UK, Indonesia	91.8%
Redscout	2007	New York, San Francisco, UK	100.0%
Relevent	2010	New York	100.0%

Rumble Fox	2014	New York	75.5%
Source Marketing	1998	Norwalk, Pittsburgh	97.0%
TEAM	2010	Ft. Lauderdale	100.0%
Vitro	2004	San Diego, Austin	81.6%
Yamamoto	2000	Minneapolis	100.0%
Y Media Labs	2015	Redwood City, New York, India	60.0%
* The Company has 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option.

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
Employees
As of December 31, 2016, MDC and its subsidiaries had the following number of employees:

Segment	Total
Global Integrated Agencies	3,131
Domestic Creative Agencies	418
Specialist Communications	678
Media Services	524
All Other	1,309
Corporate	78
Total	6,138
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
Item 1B. Unresolved Staff Comments
The Company received comment letters from the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) dated May 18, 2016, August 9, 2016, October 5, 2016, December 16, 2016, February 28, 2017 and June 14, 2017, regarding its Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and December 31, 2016. The Company has filed detailed responses to each of these letters with the SEC, and we have incorporated into our subsequent periodic filings with the SEC additional disclosures that we believe are responsive to the SEC’s comments. In the Company’s Current Report on Form 8-K filed on August 7, 2017, the Company disclosed that certain SEC comments remained unresolved as of August 7, 2017, specifically relating to the Company’s aggregation of reportable segments in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 280-10.
The Company subsequently disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2017, its proposed resolution of the appropriate aggregation of reporting segments. In addition, this Amendment No. 1 on Form 10-K/A includes amended disclosure relating to the recasting of prior segment disclosures into four (4) new reportable segments. However, certain SEC comments remain unresolved as of the date of this filing relating to the Company's aggregation of reportable segments and any related disclosure items. The recasting of prior period segment information does not affect our consolidated financial condition or results of operations, balance sheets, cash flows or goodwill for any period. In addition, there was no impact to management's opinion as to the effectiveness of internal controls.
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
Correspondence may be addressed to:
MDC Partners Inc.
C/o Canadian Stock Transfer Trust Company
P.O. Box 4202, Postal Station A
Toronto, Ontario M5W 0E4

Item 6. Selected Financial Data
The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes that are included in this Amendment No. 1 on Form 10-K/A.

	Years Ended December 31,
	2016	2015	2014	2013	2012

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,385,785	$1,326,256	$1,223,512	$1,062,478	$972,973
Operating income (loss)	$48,431	$72,110	$87,749	$(34,594)	$(17,969)
Income (loss) from continuing operations	$(40,621)	$(20,119)	$6,739	$(134,198)	$(82,250)
Stock-based compensation included in income (loss) from continuing operations	$21,003	$17,796	$17,696	$100,405	$32,197
Loss per Share
Basic
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.89)	$(0.58)	$—	$(2.99)	$(1.93)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$(0.89)	$(0.58)	$—	$(2.99)	$(1.93)
Cash dividends declared per share	$0.63	$0.84	$0.74	$0.46	$0.38
Financial Position Data
Total assets	$1,577,378	$1,577,625	$1,633,751	$1,408,711	$1,335,422
Total debt	$936,436	$728,883	$727,988	$648,612	$422,180
Redeemable noncontrolling interests	$60,180	$69,471	$194,951	$148,534	$117,953
Deferred acquisition consideration	$229,564	$347,104	$205,368	$153,913	$196,446
Fixed charge coverage ratio	N/A	N/A	1.23	N/A	N/A
Fixed charge deficiency	$49,593	$16,764	N/A	$134,754	$63,240
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
As discussed in Note 14 of the Notes to Consolidated Financial Statements included herein based in part on feedback from the SEC, the Company performed a comprehensive review of its reportable segments to determine if aggregation of its operating segments is consistent with the principles detailed in Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 280. Based on the comprehensive review, the Company reassessed the aggregation of its operating segments and identified four new reportable segments. Each Partner Firm represents an operating segment. The Company aggregates Partner Firms that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those Partner Firms that do not meet the aggregation criteria in the All Other category. The following discussion provides additional detailed disclosure for each of the Company’s four reportable segments, plus the All Other category, within the Advertising and Communications Group.
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
MDC classifies operating expenses in two distinct cost categories: cost of services sold, and office and general expenses. Cost of services sold is primarily comprised of employee compensation related costs and direct costs related primarily to providing services. Office and general expenses are primarily comprised of rent and occupancy costs and administrative service costs including related employee compensation costs. Also included in office and general expenses are the changes of the estimated value of our contingent purchase price obligations, including the accretion of present value and acquisition related costs. Depreciation and amortization are also included in operating expenses.
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
Fourth Quarter Results.  Revenues were $390.4 million for the fourth quarter of 2016, representing an increase of $31.4 million or 8.8%, compared to revenue of $359.0 million in fourth quarter of 2015. Revenue from acquisitions for the fourth quarter of 2016 was $24.7 million or 6.9%, inclusive of a $3.3 million contribution to organic revenue growth. A negative impact $0.5 million is also included to reflect the effect of a disposition. Excluding the effect of the acquisitions and disposition, revenue growth was $10.3 million or 2.9%, partially offset by a foreign exchange impact of $3.0 million or 0.8%. The increase in operating profits was attributable to a decrease in deferred acquisition consideration expense of $51.1 million due to certain Partner Firms under-performance in comparison to the Company’s prior expectations, partially offset by a goodwill impairment expense increase of $18.9 million pertaining to a strategic communication unit. Income from continuing operations for the fourth quarter of 2016 was $11.2 million, compared to a loss from continuing operations of $24.0 million in 2015. Other income, net decreased by $6.0 million or 88.9% from $6.8 million in 2015, to $0.8 million in 2016. Of this amount, $6.5 million was due to income from the sale of certain investments in 2015. Unrealized losses increased $0.6 million or 5.8% due to foreign currency fluctuations. Interest expense increased $1.6 million or 10.9% from $14.8 million in 2015, to $16.4 million in 2016. Income tax benefit increased $16.3 million from an expense of $5.8 million in 2015, compared to a benefit of $10.6 million in 2016.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Revenue:
Global Integrated Agencies	$696,410	$652,987	$600,150
Domestic Creative Agencies	85,953	91,658	83,196
Specialist Communications	170,285	153,920	124,938
Media Services	131,498	132,419	120,852
All Other	301,639	295,272	294,376
Corporate	—	—	—
Total	$1,385,785	$1,326,256	$1,223,512

Segment operating income (loss):
Global Integrated Agencies	$58,505	$66,161	$67,290
Domestic Creative Agencies	16,583	17,535	14,266
Specialist Communications	1,939	18,047	16,242
Media Services	6,154	20,116	29,706
All Other	9,368	15,423	28,322
Corporate	(44,118)	(65,172)	(68,077)
Total	$48,431	$72,110	$87,749

Other Income (Expense):
Other income, net	$414	$7,238	$689
Foreign exchange loss	(213)	(39,328)	(18,482)
Interest expense and finance charges, net	(98,348)	(57,436)	(54,847)
Income (loss) continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(49,716)	(17,416)	15,109
Income tax expense (benefit)	(9,404)	3,761	9,776
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	(40,312)	(21,177)	5,333
Equity in earnings (loss) of non-consolidated affiliates	(309)	1,058	1,406
Income (loss) from continuing operations	(40,621)	(20,119)	6,739
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,281)	(21,260)
Net loss	(40,621)	(26,400)	(14,521)
Net income attributable to the noncontrolling interest	(5,218)	(9,054)	(6,890)
Net loss attributable to MDC Partners Inc.	$(45,839)	$(35,454)	$(21,411)

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Global Integrated Agencies	$21,447	$20,599	$17,410
Domestic Creative Agencies	1,653	1,855	1,809
Specialist Communications	6,637	11,201	8,272
Media Services	5,718	4,660	6,113
All Other	9,406	12,134	11,783
Corporate	1,585	1,774	1,785
Total	46,446	52,223	47,172

Stock-based compensation:
Global Integrated Agencies	$12,141	$6,981	$5,043
Domestic Creative Agencies	634	644	394
Specialist Communications	3,629	1,510	2,050
Media Services	301	471	918
All Other	1,773	5,450	3,628
Corporate	2,525	2,740	5,663
Total	$21,003	$17,796	$17,696

Capital expenditures:
Global Integrated Agencies	$16,439	$17,043	$19,669
Domestic Creative Agencies	1,055	1,321	818
Specialist Communications	2,741	1,311	632
Media Services	5,110	825	475
All Other	4,054	2,704	3,485
Corporate	33	371	1,337
Total	$29,432	$23,575	$26,416
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue was $1.39 billion for the year ended December 31, 2016, representing an increase of $59.5 million, or 4.5%, compared to revenue of $1.33 billion for the year ended December 31, 2015. Revenue from acquisitions for 2016 was $51.1 million or 3.8%, inclusive of a $10.1 million contribution to organic revenue growth. Additionally, a negative impact of $0.5 million is included to reflect a disposition. Excluding the effect of the acquisitions and disposition, revenue growth was $20.0 million or 1.5%, partially offset by an adverse foreign exchange impact of $11.0 million or 0.8%.
Operating profit for the year ended 2016 was $48.4 million, compared to $72.1 million in 2015. Operating profit decreased by $44.7 million in the Advertising and Communications Group, while Corporate operating expenses decreased by $21.1 million.
Loss from continuing operations was $40.6 million in 2016, compared to a loss of $20.1 million in 2015. The increase of $20.5 million was primarily attributable to (1) a decrease in operating profit of $23.7 million, primarily due to goodwill impairment expense of $48.5 million, (2) an increase in net interest expense of $40.9 million, partially offset by (3) a decrease in foreign exchange loss of $39.1 million, (4) a decrease in other income, net, of $6.8 million, and (5) an increase in the income tax benefit of $13.2 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for the Company's network of Partner Firms, the Advertising and Communications Group. The Adverting and Communications Group includes the Company’s four (4) reportable segments plus its "All Other” category.

Revenue in the Advertising and Communications Group was $1.39 billion for the year ended December 31, 2016, representing an increase of $59.5 million, or 4.5%, compared to revenue of $1.33 billion for the year ended December 31, 2015. Revenue from acquisitions for 2016 was $51.1 million or 3.8%, inclusive of a $10.1 million contribution to organic revenue growth. Additionally, a negative impact of $0.5 million is included to reflect a disposition. Excluding the effect of the acquisitions and dispositions, revenue growth was $20.0 million or 1.5%, partially offset by an adverse foreign exchange impact of $11.0 million or 0.8%, which was attributable to new client wins partially offset by client losses and reductions in spending by some clients. There was mixed performance by client sector, with strength in communications, food & beverage and auto, offset by declines led by retail, technology, and financial services. The performance by disciplines was mixed with strength led by technology & data science, and public relations, partially offset by declines primarily in design firms. For the year ended December 31, 2016, revenue was negatively impacted by decreased billable pass-through costs incurred on client’s behalf from the Company acting as principal in experiential and other businesses.
Revenue growth in the Advertising and Communications Group was driven by the Company’s business outside of North America primarily consisting of revenue from acquisitions of $40.4 million or 3.1%, inclusive of a $6.2 million contribution to organic revenue growth. Revenue growth excluding acquisitions was $12.3 million or 0.9%, partially offset by an adverse foreign exchange impact of $6.9 million or 0.5%. The revenue growth in North America was comprised of revenue from acquisitions of $10.7 million or 0.8%, in addition to revenue growth of $8.0 million or 0.6% excluding acquisitions from the United States, offset by a minimal revenue decrease from Canada. United States saw modest growth due to client wins partially offset by client losses and reduction in client spending, as well as decrease in billable pass-through cost. The majority of the revenue growth outside of North America was attributable to the Company’s European and Asian operations.
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), defined in Item 7. For the year ended December 31, 2016, organic revenue growth was $30.1 million or 2.3%, of which $20.0 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, while the remaining $10.1 million was contributed by acquisitions. The increase in revenue was also a result of non-GAAP acquisition (disposition), net adjustments of $42.0 million or 3.2%, which was partially offset by an adverse foreign exchange impact of $12.5 million or 0.9%.
The components of the change in revenues in the Advertising and Communications Group for the year ended December 31, 2016 were as follows:

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

The below is a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the year ended December 31, 2016:

	Global Integrated Agencies	Media Services	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$39.6	$4.8	$6.7	$51.1
Foreign exchange impact	1.5	—	—	1.5
Contribution to organic revenue growth (decline) (2)	(5.9)	(1.4)	(2.8)	(10.1)
Prior year revenue from dispositions	—	—	(0.5)	(0.5)
Non-GAAP acquisitions (dispositions), net	$35.1	$3.5	$3.4	$42.0

(1)	For the year ended December 31, 2016, revenue from acquisitions was comprised of $11.5 million from acquisitions completed in 2015 and $39.6 million from acquisitions completed in 2016.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
United States	79.6%	81.8%
Canada	9.0%	9.7%
Other	11.4%	8.5%
Overall, organic revenue growth in the Advertising and Communications Group was driven by the Company's business outside of North America, with organic revenue growth of 16.5%, primarily attributable to new client wins and increased spend from existing clients as the Company extended its capabilities into new markets throughout Europe, Asia, and South America. For the year ended December 31, 2016, 11.4% of the Company's total revenue came from outside North America, up from 8.5% for the year ended December 31, 2015. Additional revenue growth came from acquisitions of Partner Firms that helped expand the Company's capabilities in mobile development and digital media buying, as well as expand the Company's global footprint.
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

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$212.3	15.3%	$195.3	14.7%	$17.0	8.7%
Staff costs (2)	781.9	56.4%	732.4	55.2%	49.5	6.8%
Administrative costs	179.2	12.9%	159.4	12.0%	19.8	12.4%
Deferred acquisition consideration	8.0	0.6%	36.3	2.7%	(28.4)	(78.1)%
Stock-based compensation	18.5	1.3%	15.1	1.1%	3.4	22.7%
Depreciation and amortization	44.9	3.2%	50.4	3.8%	(5.6)	(11.1)%
Goodwill impairment	48.5	3.5%	—	—%	48.5	NA
Total operating expenses	$1,293.2	93.3%	$1,189.0	89.6%	$104.3	8.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Operating profit in the Advertising and Communications Group in 2016 was $92.5 million, compared to $137.3 million in 2015, with operating margins declining 370 basis points from 10.4% in 2015 to 6.7% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge of $48.5 million and increases in staff costs as a percentage of revenue, partially offset by decreased deferred acquisition consideration expense.
Direct costs in the Advertising and Communications Group increased by $17.0 million, or 8.7% and as a percentage of revenue increased from 14.7% in 2015 to 15.3% in 2016. This increase was largely due to an acquisition during the year.
Staff costs in the Advertising and Communications Group increased by $49.5 million, or 6.8% and as a percentage of revenue increased from 55.2% in 2015 to 56.4% in 2016. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses, as well as additional contributions from acquisitions. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels in advance of revenue at certain Partner Firms, as well as slower reductions in staffing at other Partner Firms.
Administrative costs in the Advertising and Communications Group increased year over year and as a percentage of revenue primarily due to higher occupancy expenses and other general and administrative expenses. These increases were incurred to support the growth and expansion of certain Partner Firms, as well as some real estate consolidation initiatives.
Deferred acquisition consideration in the Advertising and Communications Group was expense of $8.0 million in 2016, compared to expense of $36.3 million in 2015. The decrease in deferred acquisition consideration expense was due to the aggregate under-performance of certain Partner Firms in 2016 relative to forecast expectations as compared to 2015. This decrease was partially offset by expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the Company's estimated future stock price, pertaining to an acquisition in which the Company used its equity as purchase consideration.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1% of revenue.
Depreciation and amortization expense in the Advertising and Communications Group decreased by $5.6 million primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment in the Advertising and Communications Group of $48.5 million was comprised of $27.9 million relating to an experiential reporting unit, a partial impairment of goodwill of $18.9 million relating to a strategic communications reporting unit, and a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. For more information see Note 8 of our consolidated financial statements.

Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $696.4 million for the year ended December 31, 2016, representing an increase of $43.4 million, or 6.6%, compared to revenue of $653.0 million for the year ended December 31, 2015. The increase related to revenue growth from existing Partner Firms, excluding the effect of acquisitions, of $15.6 million, or 2.4%, as well as revenue from acquisitions of $35.1 million, or 5.4%. These increases were partially offset by an adverse foreign exchange impact of $7.3 million, or 1.1%.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$696.4		$653.0		$43.4	6.6%
Operating expenses
Cost of services sold	472.1	67.8%	431.3	66.0%	40.9	9.5%
Office and general expenses	144.3	20.7%	135.0	20.7%	9.4	7.0%
Depreciation and amortization	21.4	3.1%	20.6	3.2%	0.8	4.1%
	$637.9	91.6%	$586.8	89.9%	$51.1	8.7%
Operating profit	$58.5	8.4%	$66.2	10.1%	$(7.7)	(11.6)%
Operating profit in the Global Integrated Agencies reportable segment in 2016 was $58.5 million, compared to $66.2 million in 2015. Operating margins declined by 170 basis points from 10.1% in 2015 to 8.4% in 2016. The decrease in operating profit and margin was largely due to increases in direct costs as a percentage of revenue as well as staff costs, partially offset by decreased deferred acquisition consideration expense.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$65.9	9.5%	$51.0	7.8%	$14.9	29.1%
Staff costs (2)	434.5	62.4%	406.9	62.3%	27.6	6.8%
Administrative costs	92.4	13.3%	84.3	12.9%	8.2	9.7%
Deferred acquisition consideration	11.6	1.7%	17.1	2.6%	(5.5)	(32.3)%
Stock-based compensation	12.1	1.7%	7.0	1.1%	5.2	73.9%
Depreciation and amortization	21.4	3.1%	20.6	3.2%	0.8	4.1%
Total operating expenses	$637.9	91.6%	$586.8	89.9%	$51.1	8.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment increased by $14.9 million, or 29.1%, and as a percentage of revenue increased from 7.8% in 2015 to 9.5% in 2016, largely due to contributions from a Partner Firm acquired in the second half of 2016.
Staff costs in the Global Integrated Agencies reportable segment increased by $27.6 million, or 6.8%, and as a percentage of revenue remained consistent at approximately 62.4% in 2015 and 2016. The increase was due to increased headcount at certain Partner Firms to support the growth of their businesses as well as additional contributions from a Partner Firm acquired in the second half of 2016.
Administrative costs in the Global Integrated Agencies reportable segment increased by $8.2 million, or 9.7%, and as a percentage of revenue increased from 12.9% in 2015 to 13.3% in 2016, primarily due to higher occupancy expenses and other general and administrative expenses attributable to existing Partner Firms as well as contributions from a Partner Firm acquired in the second half of 2016. These increases were incurred in 2016 to support the growth and expansion of certain Partner Firms and in support of some real estate consolidation initiatives.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment was an expense of $11.6 million in 2016, compared to an expense of $17.1 million in 2015. The decrease was due to the aggregate under-performance of certain Partner Firms in 2016 relative to forecast expectations as compared to 2015 aggregate out-performance relative to forecast expectations in 2015. The decrease was partially offset by expenses pertaining to an amendment to a purchase agreement of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the Company's estimated future stock price, pertaining to an equity funded acquisition.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $86.0 million for the year ended December 31, 2016, representing a decrease of $5.7 million, or 6.2%, compared to revenue of $91.7 million for the year ended December 31, 2015. The decrease related to a revenue decline of $5.3 million, or 5.9% from existing Partner Firms and an adverse foreign exchange impact of $0.4 million, or 0.4%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$86.0		$91.7		$(5.7)	(6.2)%
Operating expenses
Cost of services sold	49.2	57.2%	53.0	57.9%	(3.8)	(7.2)%
Office and general expenses	18.5	21.6%	19.2	21.0%	(0.7)	(3.7)%
Depreciation and amortization	1.7	1.9%	1.9	2.0%	(0.2)	(10.9)%
	$69.4	80.7%	$74.1	80.9%	$(4.8)	(6.4)%
Operating profit	$16.6	19.3%	$17.5	19.1%	$(1.0)	(5.4)%
Operating profit in the Domestic Creative Agencies reportable segment in 2016 was $16.6 million, compared to $17.5 million in 2015. Operating margins improved 20 basis points from 19.1% in 2015 to 19.3% in 2016. The decrease in operating profit was largely due to a decline in revenue, partially offset by a decrease in staff costs.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$2.3	2.6%	$2.5	2.7%	$(0.2)	(8.9)%
Staff costs (2)	54.2	63.1%	58.4	63.7%	(4.2)	(7.2)%
Administrative costs	10.9	12.7%	11.3	12.3%	(0.4)	(3.8)%
Deferred acquisition consideration	(0.3)	(0.3)%	(0.6)	(0.6)%	0.3	(50.7)%
Stock-based compensation	0.6	0.7%	0.6	0.7%	—	(1.4)%
Depreciation and amortization	1.7	1.9%	1.9	2.0%	(0.2)	(10.9)%
Total operating expenses	$69.4	80.7%	$74.1	80.9%	$(4.8)	(6.4)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.

Staff costs in the Domestic Creative Agencies reportable segment decreased by $4.2 million, or 7.2%, and as a percentage of revenue decreased from 63.7% in 2015 to 63.1% in 2016, primarily due to decreased headcount in client serving functions as a result of a decline in revenue at certain Partner Firms.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $170.3 million for the year ended December 31, 2016, representing an increase of $16.4 million, or 10.6%, compared to revenue of $153.9 million for the year ended December 31, 2015. The increase in revenue was attributable to revenue growth of $17.4 million, or 11.3% from existing Partner Firms, partially offset by an adverse foreign exchange impact of $1.0 million, or 0.7%.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$170.3		$153.9		$16.4	10.6%
Operating expenses
Cost of services sold	118.1	69.4%	101.4	65.9%	16.7	16.5%
Office and general expenses	24.7	14.5%	23.2	15.1%	1.4	6.2%
Depreciation and amortization	6.6	3.9%	11.2	7.3%	(4.6)	(40.7)%
Goodwill impairment	18.9	11.1%	—	—%	18.9	N/A
	$168.3	98.9%	$135.9	88.3%	$32.5	23.9%
Operating profit	$1.9	1.1%	$18.0	11.7%	$(16.1)	(89.3)%
Operating profit in the Specialist Communications reportable segment in 2016 was $1.9 million, compared to $18.0 million in 2015. Operating margins declined 1,060 basis points from 11.7% in 2015 to 1.1% in 2016. The decrease in operating profit and margin was largely due to a goodwill impairment as well as increases in both staff costs and direct costs as a percentage of revenue, partially offset by a decrease in depreciation and amortization and higher income from deferred acquisition consideration.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$41.9	24.6%	$34.0	22.1%	$8.0	23.4%
Staff costs (2)	80.8	47.5%	72.2	46.9%	8.6	11.9%
Administrative costs	21.7	12.7%	19.6	12.7%	2.1	10.7%
Deferred acquisition consideration	(5.2)	(3.1)%	(2.6)	(1.7)%	(2.6)	101.5%
Stock-based compensation	3.6	2.1%	1.5	1.0%	2.1	140.2%
Depreciation and amortization	6.6	3.9%	11.2	7.3%	(4.6)	(40.7)%
Goodwill impairment	$18.9	11.1%	$—	—%	$18.9	N/A
Total operating expenses	$168.3	98.9%	$135.9	88.3%	$32.5	23.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Specialist Communications reportable segment increased by $8.0 million, or 23.4%, and as a percentage of revenue increased from 22.1% in 2015 to 24.6% in 2016, primarily due to an increase in pass-through costs incurred on clients’ behalf at certain Partner Firms acting as principal verses agent.

Staff costs in the Specialist Communications reportable segment increased by $8.6 million, or 11.9%, and as a percentage of revenue increased from 46.9% in 2015 to 47.5% in 2016, primarily due to increased headcount at certain Partner Firms to support the growth of their businesses.
Depreciation and amortization in the Specialist Communications reportable segment decreased by $4.6 million, or 40.7%, and as a percentage of revenue decreased from 7.3% in 2015 to 3.9% in 2016, primarily due to lower amortization from intangibles related to prior year acquisitions.
Goodwill impairment in the Specialist Communications reportable segment was $18.9 million in 2016 pertaining to a partial impairment of goodwill relating to one of the Company's strategic communications reporting units. For more information see Note 8 of our consolidated financial statements.
Media Services
Revenue in the Media Services reportable segment was $131.5 million for the year ended December 31, 2016 compared to revenue of $132.4 million for the year ended December 31, 2015, representing a decrease of $0.9 million, or 0.7%. The decrease in revenue was driven by revenue declines of $4.4 million, or 3.3% from existing Partner Firms, excluding the effect of acquisitions, partially offset by revenue contribution from an acquired Partner Firm of $3.5 million, or 2.6%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$131.5		$132.4		$(0.9)	(0.7)%
Operating expenses
Cost of services sold	95.4	72.5%	92.4	69.8%	2.9	3.2%
Office and general expenses	24.3	18.5%	15.2	11.5%	9.0	59.4%
Depreciation and amortization	5.7	4.3%	4.7	3.5%	1.1	22.7%
	$125.3	95.3%	$112.3	84.8%	$13.0	11.6%
Operating profit (loss)	$6.2	4.7%	$20.1	15.2%	$(14.0)	(69.4)%
Operating profit in the Media Services reportable segment in 2016 was $6.2 million, compared to $20.1 million in 2015. Operating margins declined 1,050 basis points from 15.2% in 2015 to 4.7% in 2016. The decrease in operating profit and margin was largely due to increases as a percentage of revenue in both staff costs and administrative costs, partially offset by a decrease in direct costs.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$31.2	23.7%	$36.2	27.3%	$(5.0)	(13.7)%
Staff costs (2)	64.8	49.3%	57.5	43.5%	7.3	12.7%
Administrative	22.7	17.3%	17.2	13.0%	5.5	32.3%
Deferred acquisition consideration	0.6	0.4%	(3.7)	(2.8)%	4.3	(115.5)%
Stock-based compensation	0.3	0.2%	0.5	0.4%	(0.2)	(36.1)%
Depreciation and amortization	5.7	4.3%	4.7	3.5%	1.1	22.7%
Total operating expenses	$125.3	95.3%	$112.3	84.8%	$13.0	11.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.

Direct costs in the Media Services reportable segment decreased by $5.0 million, or 13.7%, and as a percentage of revenue decreased from 27.3% in 2015 to 23.7% in 2016, primarily due to a decline in pass-through costs incurred on clients’ behalf at certain Partner Firms acting as principal verses agent.
Staff costs in the Media Services reportable segment increased by $7.3 million, or 12.7%, and as a percentage of revenue increased from 43.5% in 2015 to 49.3% in 2016. The increase was due to additional headcount at certain Partner Firms to support the growth of their business. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels at certain Partner Firms in advance of revenue.
Administrative costs in the Media Services reportable segment increased by $5.5 million, or 32.3%, and as a percentage of revenue increased from 13.0% in 2015 to 17.3% in 2016. These increases were due to higher occupancy expenses and other general and administrative expenses, which were incurred in 2016 to support the growth and expansion of certain Partner Firms as well as some real estate consolidation initiatives.
All Other
Revenue in the All Other category was $301.6 million for the year ended December 31, 2016, representing an increase of $6.4 million, or 2.2%, compared to revenue of $295.3 million for the year ended December 31, 2015. The increase was driven by revenue growth from existing Partner Firms, excluding acquisitions, of $6.8 million, or 2.3%, as well as contributions from an acquired Partner Firm of $3.9 million, partially offset by an adverse foreign exchange impact of $3.8 million, or 1.3% and a disposition adjustment of $0.5 million, or 0.2%.
The change in expenses as a percentage of revenue in the All Other category for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$301.6		$295.3		$6.4	2.2%
Operating expenses
Cost of services sold	201.3	66.7%	201.6	68.3%	(0.2)	(0.1)%
Office and general expenses	51.9	17.2%	66.1	22.4%	(14.2)	(21.5)%
Depreciation and amortization	9.4	3.1%	12.1	4.1%	(2.8)	(22.9)%
Goodwill impairment	29.7	9.8%	$—	—%	29.7	N/A
	$292.3	96.9%	$279.8	94.8%	$12.4	4.4%
Operating profit	$9.4	3.1%	$15.4	5.2%	$(6.1)	(39.3)%
Operating profit in the All Other category in 2016 was $9.4 million, compared to $15.4 million in 2015. Operating margins declined 210 basis points from 5.2% in 2015 to 3.1% in 2016. The decrease in operating profit and margin was largely due to the goodwill impairment charge and an increase in staff costs as a percentage of revenue, partially offset by decreased deferred acquisition consideration expense.

The change in the categories of expenses as a percentage of revenue in the All Other category for the years ended December 31, 2016 and 2015 was as follows:

	2016		2015		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$71.0	23.5%	$71.6	24.3%	$(0.6)	(0.9)%
Staff costs (2)	147.6	48.9%	137.4	46.5%	10.3	7.5%
Administrative	31.5	10.4%	27.1	9.2%	4.4	16.2%
Deferred acquisition consideration	1.3	0.4%	26.1	8.9%	(24.8)	(94.9)%
Stock-based compensation	1.8	0.6%	5.5	1.8%	(3.7)	(67.5)%
Depreciation and amortization	9.4	3.1%	12.1	4.1%	(2.8)	(22.9)%
Goodwill impairment	29.7	9.8%	$—	—%	29.7	N/A
Total operating expenses	$292.3	96.9%	$279.8	94.8%	$12.4	4.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Staff costs in the All Other category increased by $10.3 million, or 7.5%, and as a percentage of revenue increased from 46.5% in 2015 to 48.9% in 2016, primarily due to increased headcount at certain Partner Firms to support the growth of their businesses as well as contributions from a 2015 acquisition.
Deferred acquisition consideration in the All Other category was an expense of $1.3 million in 2016, compared to an expense of $26.1 million in 2015. The decrease was due to the aggregate out-performance relative to forecast expectations of certain Partner Firms in 2015 that did not reoccur in 2016.
Goodwill impairment in the All Other category was comprised of $27.9 million relating to an experiential reporting unit and partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. For more information see Note 8 of our consolidated financial statements.
Corporate
The change in operating expenses for Corporate for the years ended December 31, 2016 and 2015 was as follows:

			Variance
Corporate	2016	2015	$	%
	(Dollars in Millions)
Staff costs (1)	$27.8	$42.4	$(14.6)	(34.4)%
Administrative costs	12.2	18.2	(6.1)	(33.3)%
Stock-based compensation	2.5	2.7	(0.2)	(7.8)%
Depreciation and amortization	1.6	1.8	(0.2)	(10.7)%
Total operating expenses	$44.1	$65.2	$(21.1)	(32.3)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate decreased by $21.1 million to $44.1 million in 2016, compared to $65.2 million in 2015.
Staff costs for Corporate decreased by $14.6 million, or 34.4%. The decrease was primarily due to a one-time charge of $5.8 million in 2015 for the balance of prior cash bonus award amounts that were paid to the former Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. In addition, there was lower executive compensation expense in 2016.
Administrative costs for Corporate decreased by $6.1 million, or 33.3%, primarily due to reductions in the following categories: (1) legal fees related to the class-action litigation and SEC investigation of $9.6 million, (2) advertising and promotional expenses of $1.4 million, (3) professional fees of $1.0 million, (4) travel and entertainment expenses of $0.3 million, (5) occupancy costs of $0.6 million, and (6) various other administrative costs of $1.1 million. In addition, the Company received $5.9 million of insurance proceeds for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015 relating to the class-action litigation and SEC investigation. These reductions in administrative costs and receipt of insurance proceeds were partially offset by the $11.3 million of perquisite reimbursements from the former CEO received for the year ended December 31, 2015 and the one-time SEC civil penalty payment of $1.5 million for the year ended December 31, 2016.
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
Foreign Exchange
Foreign exchange loss was $0.2 million in 2016 compared to a foreign exchange loss of $39.3 million in 2015. The foreign exchange losses in both 2016 and 2015 primarily related to the U.S. dollar denominated indebtedness that was an obligation of the Company's Canadian parent company and were driven by the appreciation of the U.S. dollar against the Canadian dollar in the period.
Interest Expense, finance charges, and loss on redemption of notes, net
Interest expense and finance charges, net, for the year ended December 31, 2016 was $65.9 million, an increase of $8.0 million over the $57.9 million of interest expense and finance charges, net, incurred for the year ended December 31, 2015. The increase was due to higher average outstanding debt in 2016. In addition, the Company incurred a $33.3 million loss on redemption of the 6.75% Notes in March 2016.
Income Tax Expense (Benefit)
Income tax benefit for the year ended December 31, 2016 was $9.4 million compared to an expense of $3.8 million for the year ended December 31, 2015. The Company’s effective rate in 2016 and 2015 was lower than the statutory rate due to losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
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
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for the year ended December 31, 2016 was $45.8 million or a loss of $0.89 per diluted share, compared to a net loss of $35.5 million, or $0.71 per diluted share reported for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue was $1.33 billion for the year ended December 31, 2015, representing an increase of $102.7 million, or 8.4%, compared to revenue of $1.22 billion for the year ended December 31, 2014. Revenue from acquisitions for 2015 was $45.8 million, or 3.7%, inclusive of a $0.8 million contribution to organic revenue growth. Revenue from acquisitions was composed of $32.0 million pertaining to acquisitions completed in 2014 and $13.8 million relating to acquisitions completed in 2015. Excluding the effect of the acquisitions and dispositions, revenue growth was $85.9 million, or 7.0%, partially offset by a foreign exchange impact of $28.9 million, or 2.4%.
Operating profit in 2015 was $72.1 million, compared to $87.7 million in 2014. Operating profit decreased by $18.5 million in the Advertising and Communications Group, while Corporate operating expenses decreased by $2.9 million in 2015.
Loss from continuing operations was $20.1 million in 2015, compared to income of $6.7 million in 2014. The decrease of $26.8 million was primarily attributable to (1) a decrease in operating profits of $15.6 million, primarily due to increased deferred acquisition expense of $19.9 million, (2) an increase in foreign exchange loss of $20.8 million, (3) an increase in net interest expense of $2.6 million, (4) offset by a decrease in income tax expense of $6.0 million, and (5) an increase in other income, net, of $6.5 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) new reportable segments, plus "All Other”, within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $1.33 billion for the year ended December 31, 2015, representing an increase of $102.7 million, or 8.4%, compared to revenue of $1.22 billion for the year ended December 31, 2014. Revenue from acquisitions for 2015 was $45.8 million, or 3.7%, inclusive of a $0.8 million contribution to organic revenue growth. Excluding the effect of the acquisitions and dispositions, revenue growth was $85.9 million, or 7.0%, partially offset by a foreign exchange impact of $28.9 million, or 2.4%.
Revenue growth in the Advertising and Communications Group was attributable to new client wins and increased spend by existing clients. There was broad strength across most disciplines, with growth led by the Company's integrated advertising agencies, and media buying and planning platform, offset by a decline in the Company's promotions and experiential businesses. The promotions and experiential businesses were impacted by decreased billable pass-through costs incurred on the client’s behalf from the Company acting as principal which was due to a different mix of programs that had a smaller component of billable pass-through costs as compared to 2014. The Company's strongest client sectors were automobile, technology, consumer products, and healthcare, while revenue in the the financial and retail sectors declined.
Revenue growth in the Advertising and Communications Group was driven by the Company’s business in North America primarily consisting of revenue from acquisitions of $33.5 million, or 2.7%, as well as revenue growth excluding acquisitions of $58.1 million, or 4.7% from the United States, partially offset by an adverse foreign exchange impact of $20.6 million, or 1.7% in Canada. The revenue growth outside of North America was comprised of revenue from acquisitions of $10.9 million, or 0.9%. Revenue growth excluding acquisitions was $29.9 million, or 2.4%, partially offset by an adverse foreign exchange impact of $8.3 million, or 0.7%. In 2015, approximately 8.5% of the Company's total revenue came from outside of North America, up from approximately 6.5% in 2014.
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), defined in Item 7. For the year ended December 31, 2015 organic revenue growth was $86.7 million, or 7.1%, of which $85.9 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, while the remaining $0.8 million were contributions from acquisitions. The increase in revenue was also a result of non-GAAP acquisition (disposition), net adjustments of $46.3 million, or 3.8%, which was partially offset by a foreign exchange impact of $30.2 million, or 2.5%.

The components of the change in revenues in the Advertising and Communications Group for the year ended December 31, 2015 was as follows:

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
The below is a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the year ended December 31, 2015:

	Global Integrated Agencies	Specialist Communications	Media Services	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$9.7	$20.9	$0.8	$14.4	$45.8
Foreign exchange impact	1.3	—	—	—	1.3
Deductions from (contributions to) organic revenue growth (decline) (2)	4.6	0.6	(0.3)	(5.7)	(0.8)
Non-GAAP acquisitions (dispositions), net	$15.7	$21.5	$0.5	$8.7	$46.3

(1)	For the year ended December 31, 2015, revenue from acquisitions was comprised of $32.0 million from acquisitions completed in 2014 and $13.8 million from acquisitions completed in 2015.

(2)
Deductions from (contributions to) organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the years ended December 31, 2015 and 2014 was as follows:

Advertising and Communications Group	2015	2014
United States	81.8%	81.2%
Canada	9.7%	12.3%
Other	8.5%	6.5%
Overall, organic revenue growth in the Advertising and Communications Group was driven by the Company's business outside of North America, with organic revenue growth of 31.9%, primarily attributable to new client wins and increased spend from existing clients as we extended the Company's capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America. Additional revenue growth came from multiple acquisitions of firms that helped us expand the Company's capabilities in the advertising, public relations, and mobile development areas.
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
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$195.3	14.7%	$192.7	15.8%	$2.5	1.3%
Staff costs (2)	732.4	55.2%	652.8	53.4%	79.6	12.2%
Administrative costs	159.4	12.0%	148.3	12.1%	11.1	7.5%
Deferred acquisition consideration	36.3	2.7%	16.5	1.3%	19.9	120.7%
Stock-based compensation	15.1	1.1%	12.0	1.0%	3.0	25.1%
Depreciation and amortization	50.4	3.8%	45.4	3.7%	5.1	11.2%
Total operating expenses	$1,189.0	89.6%	$1,067.7	87.3%	$121.3	11.4%

(1)	Exclude staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Operating profit in the Advertising and Communications Group in 2015 was $137.3 million compared to $155.8 million in 2014, with operating margins declining by 240 basis points from 12.7% to 10.4%. The decrease in operating profit and margin was largely due to increases in staff costs as a percentage of revenue and increases in deferred acquisition consideration expense, partially offset by a decrease in direct costs as a percentage of revenue.
Direct costs in the Advertising and Communications Group increased by $2.5 million, or 1.3% and as a percentage of revenue declined from 15.8% in 2014 to 14.7% in 2015 as pass-through costs incurred on the clients’ behalf decreased, most notably in the promotions and experiential businesses in conjunction with their revenue decline.
Staff costs in the Advertising and Communications Group increased by $79.6 million, or 12.2% and as a percentage of revenue increased from 53.4% in 2014 to 55.2% in 2015. The increase was primarily attributable to headcount expansion in areas directly servicing clients as well as in administrative rolls in order to support Partner Firm growth. In addition, severance costs increased approximately $6.0 million from 2014 to 2015.
Deferred acquisition consideration expense in the Advertising and Communications Group increased $19.9 million, or 120.7% from $16.5 million in 2014 to $36.3 million in 2015. The aggregate out performance of certain Partner Firms relative to forecast expectations was at a higher magnitude in 2015 as compared to the 2014.
Stock-based compensation in the Advertising and Communications Group increased by $3.0 million but was consistent at approximately 1.0% of revenue.
Depreciation and amortization expense in the Advertising and Communications Group increased by $5.1 million primarily due to the impact of acquisitions.

Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $653.0 million for the year ended December 31, 2015, representing an increase of $52.8 million, or 8.8%, compared to revenue of $600.2 million for the year ended December 31, 2014. The increase related to revenue growth from existing Partner Firms, excluding the effect of acquisitions, of $51.2 million, or 8.5%, as well as revenue from acquisitions of $15.7 million, or 2.6%. These increases were partially offset by an adverse foreign exchange impact of $14.1 million, or 2.3%.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$653.0		$600.2		$52.8	8.8%
Operating expenses
Cost of services sold	431.3	66.0%	393.7	65.6%	37.5	9.5%
Office and general expenses	135.0	20.7%	121.7	20.3%	13.2	10.9%
Depreciation and amortization	20.6	3.2%	17.4	2.9%	3.2	18.3%
	$586.8	89.9%	$532.9	88.8%	$54.0	10.1%
Operating profit	$66.2	10.1%	$67.3	11.2%	$(1.1)	(1.7)%
Operating profit in the Global Integrated Agencies reportable segment in 2015 was $66.2 million, compared to $67.3 million in 2014. Operating margins declined 110 basis points from 11.2% in 2014 to 10.1% in 2015. The decrease in operating profit and margin was largely due to increases in direct costs as a percentage of revenue as well as increases in staff costs and deferred acquisition consideration expense.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$51.0	7.8%	$42.0	7.0%	$9.0	21.3%
Staff costs (2)	406.9	62.3%	372.9	62.1%	34.0	9.1%
Administrative costs	84.3	12.9%	81.8	13.6%	2.5	3.0%
Deferred acquisition consideration	17.1	2.6%	13.6	2.3%	3.4	25.1%
Stock-based compensation	7.0	1.1%	5.0	0.8%	1.9	38.4%
Depreciation and amortization	20.6	3.2%	17.4	2.9%	3.2	18.3%
Total operating expenses	$586.8	89.9%	$532.9	88.8%	$54.0	10.1%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment increased by $9.0 million, or 21.3%, and as a percentage of revenue increased from 7.0% in 2014 to 7.8% in 2015, primarily due to the full year contribution of an acquisition with a high component of direct costs completed in the second half of 2014.
Staff costs in the Global Integrated Agencies reportable segment increased by $34.0 million, or 9.1%, but was consistent at approximately 62% of revenue. The increase was due to increased headcount at certain Partner Firms to support the growth of their businesses, as well as the full year contribution of an acquisition completed in the second half of 2014.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment was an expense of $17.1 million in 2015, compared to an expense of $13.6 million in 2014. The increase was due to larger out-performance relative to forecast expectations of certain Partner Firms in 2015 as compared to 2014.

Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $91.7 million for the year ended December 31, 2015, representing an increase of $8.5 million, or 10.2%, compared to revenue of $83.2 million for the year ended December 31, 2014. The increase related to revenue growth from existing Partner Firm of $9.5 million, or 11.4%, partially offset by an adverse foreign exchange impact of $1.1 million, or 1.2%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$91.7		$83.2		$8.5	10.2%
Operating expenses
Cost of services sold	53.0	57.9%	48.2	57.9%	4.9	10.1%
Office and general expenses	19.2	21.0%	19.0	22.8%	0.3	1.5%
Depreciation and amortization	1.9	2.0%	1.8	2.2%	—	2.5%
	$74.1	80.9%	$68.9	82.9%	$5.2	7.5%
Operating profit	$17.5	19.1%	$14.3	17.1%	$3.3	22.9%
Operating profit in the Domestic Creative Agencies reportable segment in 2015 was $17.5 million, compared to $14.3 million in 2014. Operating margins improved 200 basis points from 17.1% in 2014 to 19.1% in 2015. The increase in operating profit and margin was largely due to the decrease in deferred acquisition consideration.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$2.5	2.7%	$2.2	2.7%	$0.3	11.3%
Staff costs (2)	58.4	63.7%	52.4	63.0%	6.0	11.4%
Administrative costs	11.3	12.3%	10.6	12.8%	0.7	6.6%
Deferred acquisition consideration	(0.6)	(0.6)%	1.4	1.7%	(2.0)	(139.4)%
Stock-based compensation	0.6	0.7%	0.4	0.5%	0.2	63.2%
Depreciation and amortization	1.9	2.0%	1.8	2.2%	—	2.5%
Total operating expenses	$74.1	80.9%	$68.9	82.9%	$5.2	7.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Deferred acquisition consideration in the Domestic Creative Agencies reportable segment was income of $0.6 million in 2015, compared to expense of $1.4 million in 2014. The change in deferred acquisition consideration was due to larger aggregate under-performance relative to forecast expectations of certain Partner Firms in 2015 as compared to 2014.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $153.9 million for the year ended December 31, 2015, representing an increase of $29.0 million, or 23.2%, compared to revenue of $124.9 million for the year ended December 31, 2014. This increase related to revenue growth from existing Partner Firms, excluding the effect of acquisitions, of $9.6 million, or 7.7%, as well as revenue from acquisitions of $21.5 million, or 17.2%. These increases were partially offset by an adverse foreign exchange impact of $2.1 million, or 1.7%.

The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$153.9		$124.9		$29.0	23.2%
Operating expenses
Cost of services sold	101.4	65.9%	75.8	60.7%	25.6	33.8%
Office and general expenses	23.2	15.1%	24.6	19.7%	(1.3)	(5.5)%
Depreciation and amortization	11.2	7.3%	8.3	6.6%	2.9	35.4%
	$135.9	88.3%	$108.7	87.0%	$27.2	25.0%
Operating profit	$18.0	11.7%	$16.2	13.0%	$1.8	11.1%
Operating profit in the Specialist Communications reportable segment in 2015 was $18.0 million compared to $16.2 million in 2014. Operating margins declined 130 basis points from 13.0% in 2014 to 11.7% in 2015. The increase in operating profit was largely due to income from deferred acquisition consideration in 2015 as compared to expense in 2014. The decrease in operating margin was largely due to higher direct costs and staff costs in 2015 as compared to 2014.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$34.0	22.1%	$22.8	18.3%	$11.1	48.7%
Staff costs (2)	72.2	46.9%	55.2	44.2%	17.0	30.9%
Administrative costs	19.6	12.7%	15.8	12.7%	3.8	23.7%
Deferred acquisition consideration	(2.6)	(1.7)%	4.5	3.6%	(7.1)	(157.1)%
Stock-based compensation	1.5	1.0%	2.1	1.6%	(0.5)	(26.3)%
Depreciation and amortization	11.2	7.3%	8.3	6.6%	2.9	35.4%
Total operating expenses	$135.9	88.3%	$108.7	87.0%	$27.2	25.0%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Specialist Communications reportable segment increased $11.1 million, or 48.7%, and as a percentage of revenue increased from 18.3% in 2014 to 22.1% in 2015, primarily due to the full year contribution of an acquisition completed in the second half of 2014.
Staff costs in the Specialist Communications reportable segment increased by $17.0 million, or 30.9%, and as a percentage of revenue increased from 44.2% in 2014 to 46.9% in 2015. The increase in staff costs was due to additional headcount at certain Partner Firms to support the growth of their businesses as well as the full year contribution of an acquisition completed in the second half of 2014. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels in advance of revenue at certain Partner Firms as well as slower staffing decreases at other Partner Firms.
Deferred acquisition consideration in the Specialist Communications reportable segment was income of $2.6 million in 2015, compared to an expense of $4.5 million in 2014. The change in deferred acquisition consideration was due to the aggregate under-performance relative to forecast expectations of certain Partner Firms in 2015 as compared to 2014.

Media Services
Revenue in the Media Services reportable segment was $132.4 million for the year ended December 31, 2015, representing an increase of $11.6 million, or 9.6%, compared to revenue of $120.9 million for the year ended December 31, 2014. This increase related to revenue growth from existing Partner Firms, excluding the effect of acquisitions, of $11.1 million, or 9.2%, as well as revenue from acquisitions of $0.5 million, or 0.4%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$132.4		$120.9		$11.6	9.6%
Operating expenses
Cost of services sold	92.4	69.8%	71.7	59.4%	20.7	28.8%
Office and general expenses	15.2	11.5%	13.3	11.0%	1.9	14.5%
Depreciation and amortization	4.7	3.5%	6.1	5.1%	(1.5)	(23.8)%
	$112.3	84.8%	$91.1	75.4%	$21.2	23.2%
Operating profit	$20.1	15.2%	$29.7	24.6%	$(9.6)	(32.3)%
Operating profit in the Media Services reportable segment in 2015 was $20.1 million, compared to $29.7 million in 2014. Operating margins declined 940 basis points from 24.6% in 2014 to 15.2% in 2015. The decrease in operating profit and margin was largely due to an increase in staff costs and a decrease in income from deferred acquisition consideration.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$36.2	27.3%	$34.4	28.4%	$1.8	5.2%
Staff costs (2)	57.5	43.5%	44.8	37.1%	12.7	28.4%
Administrative costs	17.2	13.0%	14.1	11.7%	3.0	21.4%
Deferred acquisition consideration	(3.7)	(2.8)%	(9.2)	(7.6)%	5.5	(59.7)%
Stock-based compensation	0.5	0.4%	0.9	0.8%	(0.4)	(48.7)%
Depreciation and amortization	4.7	3.5%	6.1	5.1%	(1.5)	(23.8)%
Total operating expenses	$112.3	84.8%	$91.1	75.4%	$21.2	23.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Staff costs in the Media Services reportable segment increased by $12.7 million, or 28.4% and as a percentage of revenue increased from 37.1% in 2014 to 43.5% in 2015. The increase in staff costs was due to additional headcount at certain Partner Firms to support the growth of their business as well as the contribution from an acquisition completed in the second half of 2015. The increase in staff costs as a percentage of revenue was due to an increase in staffing levels at certain Partner Firms in advance of revenue.
Deferred acquisition consideration in the Media Services reportable segment was income of $3.7 million in 2015, compared to income of $9.2 million in 2014. The change in deferred acquisition consideration was due to lower aggregate under-performance relative to forecast expectations of certain Partner Firms in 2015 as compared to 2014.

All Other
Revenue in the All Other category was $295.3 million for the year ended December 31, 2015, representing an increase of $0.9 million, or 0.3%, compared to revenue of $294.4 million for the year ended December 31, 2014. The increase related to revenue growth from existing Partner Firms, excluding the effect of acquisitions, of $5.2 million, or 1.8%, as well as revenue from acquisitions of $8.7 million, or 2.9%. These increases were partially offset by an adverse foreign exchange impact of $13.0 million, or 4.4%.
The change in expenses as a percentage of revenue in the All Other category for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$295.3		$294.4		$0.9	0.3%
Operating expenses
Cost of services sold	201.6	68.3%	209.1	71.0%	(7.5)	(3.6)%
Office and general expenses	66.1	22.4%	45.2	15.4%	20.9	46.3%
Depreciation and amortization	12.1	4.1%	11.8	4.0%	0.4	3.0%
	$279.8	94.8%	$266.1	90.4%	$13.8	5.2%
Operating profit	$15.4	5.2%	$28.3	9.6%	$(12.9)	(45.5)%
Operating profit in the All Other category in 2015 was $15.4 million, compared to $28.3 million in 2014. Operating margins declined by 440 basis points from 9.6% in 2014 to 5.2% in 2015. The decrease in operating profit and margin was due to increases in deferred acquisition consideration expense and staff costs, partially offset by a decrease in direct costs.
The change in the categories of expenses as a percentage of revenue in the All Other category for the years ended December 31, 2015 and 2014 was as follows:

	2015		2014		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$71.6	24.3%	$91.2	31.0%	$(19.6)	(21.5)%
Staff costs (2)	137.4	46.5%	127.4	43.3%	9.9	7.8%
Administrative costs	27.1	9.2%	25.9	8.8%	1.2	4.5%
Deferred acquisition consideration	26.1	8.9%	6.0	2.0%	20.1	333.3%
Stock-based compensation	5.5	1.8%	3.6	1.2%	1.8	50.2%
Depreciation and amortization	12.1	4.1%	11.8	4.0%	0.4	3.0%
Total operating expenses	$279.8	94.8%	$266.1	90.4%	$13.8	5.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the All Other category decreased by $19.6 million, or 21.5%, and as a percentage of revenue decreased from 31.0% in 2014 to 24.3% in 2015, as pass-through costs incurred on the clients' behalf decreased, most notably in the promotions and experiential businesses in conjunction with the revenue decline of such businesses.
Staff costs in the All Other category increased by $9.9 million, or 7.8% and as a percentage of revenue increased from 43.3% in 2014 to 46.5% in 2015. The increase in staff costs was primarily due to additional contributions from an acquisition completed in 2015 as well as additional headcount at certain Partner Firms to support the growth of their businesses. The increase in staff costs as a percentage of revenue was due to increases in staffing levels in advance of revenue at certain Partner Firms as well as slower staffing decreases at other Partner Firms.

Deferred acquisition consideration in the All Other category was an expense of $26.1 million in 2015, compared to an expense of $6.0 million in 2014. The increase in deferred acquisition consideration expense was due to larger out-performance of certain Partner Firms in 2015 relative to forecast expectations as compared to 2014.
Corporate
The change in operating expenses for Corporate for the years ended December 31, 2015 and 2014 was as follows:

			Variance
Corporate Group	2015	2014	$	%
	(Dollars in Millions)
Staff costs (1)	$42.4	$37.9	$4.5	11.9%
Administrative costs	18.2	22.7	(4.5)	(19.7)%
Stock-based compensation	2.7	5.7	(2.9)	(51.6)%
Depreciation and amortization	1.8	1.8	—	(0.6)%
Total operating expenses	$65.2	$68.1	$(2.9)	(4.3)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate decreased by $2.9 million to $65.2 million in 2015, compared to $68.1 million in 2014.
Staff costs for Corporate increased by $4.5 million, or 11.9%. The increase was due to a one-time charge of $5.8 million in 2015 for the balance of the prior year cash bonus awards that were previously paid to the Company’s former CEO and former CAO but will not be recovered pursuant to the repayment terms of the applicable Separation Agreements. This one-time charge was offset by a general reduction of staff costs of $1.3 million.
Administrative costs decreased by $4.5 million, or 19.7%. The decrease was due to the following cost reductions: (i) travel and entertainment expenses of $2.8 million, (ii) advertising and promotional expenses of $2.5 million, (iii) legal expenses of $1.1 million (excluding legal fees related to the ongoing SEC inquiry), and (iv) various other administrative expenses of $0.6 million.  The foregoing reductions in administrative costs were impacted by other one-time items, including the following: (a) a reduction in administrative costs of $11.3 million as a result of repayments the Company received from the Company’s former CEO; (b) incurrence of $12.7 million of legal fees related to the ongoing SEC inquiry (net of $1.0 million insurance proceeds); and (c) the write off of certain assets related to the termination of the former CEO and former CAO of $1.1 million.
Other Income, Net
Other income, net, increased by $6.5 million from income of $0.7 million in 2014 to income of $7.2 million in 2015. The increase related to the 2015 gain on sale of certain equity and cost method investments.
Foreign Exchange
The foreign exchange loss was $39.3 million for 2015, compared to a loss of $18.5 million in 2014. This unrealized loss was due primarily to the fluctuation in the U.S. dollar during 2015 and 2014 compared to the Canadian dollar relating to the Company’s U.S. dollar denominated intercompany balances with its Canadian subsidiaries.
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
Income Tax Expense
Income tax expense in 2015 was $3.8 million compared to $9.8 million for 2014. The Company’s effective rate was substantially higher than the statutory rate in 2015, primarily due to non-deductible stock-based compensation, an increase in the valuation allowance, and the effect of the difference in the U.S. and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges. The Company’s effective tax rate was substantially higher than the statutory rate in 2014 due to non-deductible stock-based compensation, an increase in the Company’s valuation allowance, and the effect of the differences in the U.S. and foreign federal rates compared to the Canadian statutory rate, offset in part by noncontrolling interest charges.
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
Net Loss Attributable to MDC Partners Inc.
As a result of the foregoing, the net loss attributable to MDC Partners Inc. for 2015 was $35.5 million or a loss of $0.71 per diluted share, compared to a net loss of $21.4 million or $0.43 per diluted share reported for 2014.
Liquidity and Capital Resources
The following table provides information about the Company’s liquidity position:

Liquidity	2016	2015	2014

	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$27,921	$61,458	$113,348
Working capital (deficit)	$(313,239)	$(417,997)	$(275,987)
Cash provided by (used in) operating activities	$(1,212)	$161,395	$165,358
Cash used in investing activities	$(25,196)	$(29,893)	$(99,686)
Cash used in financing activities	$(9,257)	$(188,610)	$(53,263)
Ratio of long-term debt to shareholders’ deficit	(1.84)	(1.47)	(2.09)
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
Operating Activities
Cash flows used in continuing operations for 2016 were $1.2 million. This was attributable primarily to a loss from continuing operations of $40.6 million, decrease in accounts payable, accruals and other current liabilities of $110.0 million primarily driven by the timing of payments to suppliers, an increase in accounts receivable of $16.8 million, an increase in prepaid expenses and other current assets of $13.6 million, foreign exchange of $8.2 million, deferred income taxes of $10.0 million, and a gain on the sale of assets of $0.4 million. This was partially offset by depreciation and amortization of $55.6 million, goodwill impairment of $48.5 million, a loss on the redemption of the 6.75% Notes of $26.9 million, stock-based compensation of $21.0 million, a net decrease in other and non-current assets and liabilities of $13.5 million, a decrease in expenditures billable to clients of $13.0 million, an increase in advanced billings of $11.4 million, adjustments to deferred acquisition consideration of $8.2 million, and losses of non-consolidated affiliates of $0.3 million.
Cash flows provided by continuing operations for 2015 were $162.7 million. This was attributable primarily to an increase in accounts payable, accruals and other current liabilities of $75.1 million, depreciation and amortization of $54.5 million, adjustments to deferred acquisition consideration of $38.9 million, foreign exchange of $30.2 million, stock-based compensation of $17.8 million, a decrease in other and non-current assets and liabilities of $4.7 million, deferred income taxes of $0.1 million, and an decrease in prepaid expenses and other current assets of $1.6 million. This was partially offset by an decrease in advanced billings of $23.5 million, a loss from continuing operations of $20.1 million, a gain on sale of investments of $6.5 million, an increase in accounts receivable of $4.8 million, an increase in expenditures billable to clients of $3.9 million, and earnings of non-consolidated affiliates of $1.1 million. Discontinued operations used cash of $1.3 million.
Cash flows provided by continuing operations for 2014 were $167.2 million. This was attributable primarily to an increase in accounts payable, accruals and other current liabilities of $89.0 million, depreciation and amortization of $49.4 million, a decrease in expenditures billable to clients of $23.4 million, adjustments to deferred acquisition consideration of $18.7 million, stock-based compensation of $17.7 million, foreign exchange of $14.8 million, deferred income taxes of $8.3 million, and income from continuing operations of $6.7 million. This was partially offset by an increase in accounts receivable of $35.8 million, a decrease in advanced billings of $13.8 million, an increase in other and non-current assets and liabilities of $7.8 million, an increase in prepaid expenses and other current assets of $1.9 million, and earnings of non-consolidated affiliates of $1.4 million. Discontinued operations used cash of $1.8 million.
Investing Activities
Cash flows used in investing activities were $25.2 million for 2016, compared with $29.9 million for 2015, and $99.7 million in 2014.
In the year ended December 31, 2016, capital expenditures totaled $29.4 million, primarily driven by $16.4 million incurred by the Global Integrated Agencies reportable segment. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $3.8 million for other investments and $2.5 million for deposits on capital expenditures not yet placed into service. These outflows were partially offset by $7.4 million of profit distributions from non-consolidated affiliates, $2.5 million of net cash acquired from acquisitions and $0.7 million of proceeds from the sale of assets.
In the year ended December 31, 2015, capital expenditures totaled $23.6 million, primarily driven by $17.0 million incurred by the Global Integrated Agencies reportable segment. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $24.8 million, net of cash acquired, for acquisitions and $7.3 million for other investments. These outflows were partially offset by $8.6 million of proceeds from the sale of assets. The Company also received $17.1 million of cash proceeds in 2015 from the sale of Accent.
In the year ended December 31, 2014, capital expenditures totaled $26.4 million, primarily driven by $19.7 million incurred by the Global Integrated Agencies reportable segment. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $68.3 million, net of cash acquired for acquisitions and $6.3 million for other investments. These outflows were partially offset by $3.4 million of profit distributions from non-consolidated affiliates and $0.1 million of proceeds from the sale of assets and investments. Discontinued operations used cash of $2.1 million in 2014 related to capital expenditures.
Financing Activities
During the year ended December 31, 2016, cash flows used in financing activities were $9.3 million, and consisted of the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $135.7 million of acquisition related payments, payment of dividends of $32.9 million, $21.6 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, distributions to noncontrolling partners of $7.8 million, the purchase of treasury shares for income tax withholding requirements of $3.4 million, and repayments of long-term debt of $0.5 million. These amounts were partially offset by $900.0 million in proceeds from the issuance of the 6.50% Notes and $54.4 million in net borrowings under the Credit Agreement.
During the year ended December 31, 2015, cash flows used in financing activities were $188.6 million, and consisted of $134.1 million of acquisition related payments, payment of dividends of $42.3 million, distributions to noncontrolling partners of $9.5 million, the purchase of treasury shares for income tax withholding requirements of $2.4 million and repayments of long-term debt of $0.5 million. These amounts were partially offset by proceeds from other financing activities of $0.2 million.

During the year ended December 31, 2014, cash flows used in financing activities were $53.3 million, and consisted of $78.3 million of acquisition related payments, payment of dividends of $37.7 million, distributions to noncontrolling partners of $6.5 million, the purchase of treasury shares for income tax withholding requirements of $5.4 million, deferred financing costs of $3.7 million, and repayments of long-term debt of $0.7 million. These amounts were partially offset by proceeds from the issuance of additional 6.75% Notes of $78.9 million and proceeds from other financing activities of $0.1 million.
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
For further detail on MDC’s long-term debt principal and interest payments, see Note 11 Debt and Note 16 Commitments, Contingents and Guarantees of the Company’s consolidated financial statements included in this Amendment No. 1 on Form 10-K/A. See also “Deferred Acquisition Consideration” and “Other-Balance Sheet Commitments” below.

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

The following table presents the changes in the deferred acquisition consideration by segment for the years ended December 31, 2016 and 2015:

	December 31, 2016
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Beginning Balance of contingent payments	$157,444	$4,240	$42,524	$7,940	$94,586	$306,734
Payments (1)	(36,270)	(3,187)	(20,544)	(1,369)	(43,799)	(105,169)
Additions (2)	15,618	—	514	—	—	16,132
Redemption value adjustments (3)	16,225	(281)	(3,465)	573	878	13,930
Other (4)	(2,360)	—	(4,052)	—	—	(6,412)
Foreign translation adjustment	(1,903)	—	(6)	—	1,448	(461)
Ending Balance of contingent payments	148,754	772	14,971	7,144	53,113	224,754
Fixed payments (5)	2,922	—	551	308	1,029	4,810
	$151,676	$772	$15,522	$7,452	$54,142	$229,564

	December 31, 2015
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Beginning Balance of contingent payments	$54,209	$6,223	$45,276	$17,744	$48,775	$172,227
Payments	(30,842)	(1,413)	(17,148)	(13,981)	(13,917)	(77,301)
Additions (2)	115,480	—	17,176	7,183	34,691	174,530
Redemption value adjustments	18,532	(570)	(2,780)	(3,006)	29,460	41,636
Foreign translation adjustment	65	—	—	—	(4,423)	(4,358)
Ending Balance of contingent payments	157,444	4,240	42,524	7,940	94,586	306,734
Fixed payments	23,564	—	5,209	8,914	2,683	40,370
	$181,008	$4,240	$47,733	$16,854	$97,269	$347,104

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
As discussed in Note 14 to the financial statements, the accompanying consolidated financial statements have been restated to revise the Company's segment disclosure. Additionally, as discussed in Note 2, the accompanying consolidated financial statements have been restated to (i) change the presentation of book overdrafts on the Company's statements of cash flows for each of the three years in the period ended December 31, 2016, and (ii) adjust the Company's deferred tax liabilities on the Company's consolidated balance sheet as of December 31, 2016 and related consolidated statement of shareholders' deficit for the year ended December 31, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MDC Partners Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA LLP
New York, New York
March 1, 2017, except for Notes 2 and 14 which is August 31, 2017

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except per Share Amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Services	$1,385,785	$1,326,256	$1,223,512
Operating Expenses:
Cost of services sold	936,133	879,716	798,518
Office and general expenses	306,251	322,207	290,073
Depreciation and amortization	46,446	52,223	47,172
Goodwill impairment	48,524	—	—
	1,337,354	1,254,146	1,135,763
Operating income	48,431	72,110	87,749
Other Income (Expenses):
Other, net	414	7,238	689
Foreign exchange loss	(213)	(39,328)	(18,482)
Interest expense and finance charges	(65,858)	(57,903)	(55,265)
Loss on redemption of Notes	(33,298)	—	—
Interest income	808	467	418
	(98,147)	(89,526)	(72,640)
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(49,716)	(17,416)	15,109
Income tax (benefit) expense	(9,404)	3,761	9,776
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	(40,312)	(21,177)	5,333
Equity in earnings (losses) of non-consolidated affiliates	(309)	1,058	1,406
Income (loss) from continuing operations	(40,621)	(20,119)	6,739
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,281)	(21,260)
Net loss	(40,621)	(26,400)	(14,521)
Net income attributable to the noncontrolling interests	(5,218)	(9,054)	(6,890)
Net loss attributable to MDC Partners Inc.	$(45,839)	$(35,454)	$(21,411)
Loss Per Common Share:
Basic and Diluted
Loss from continuing operations attributable to MDC Partners Inc. common shareholders	$(0.89)	$(0.58)	$—
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	(0.13)	(0.43)
Net loss attributable to MDC Partners Inc. common shareholders	$(0.89)	$(0.71)	$(0.43)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	51,345,807	49,875,282	49,545,350
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$14,237	$11,710	$9,883
Office and general expenses	6,766	6,086	7,813
Total	$21,003	$17,796	$17,696
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of United States Dollars)

	Years Ended December 31,
	2016	2015	2014
Comprehensive Loss
Net loss	$(40,621)	$(26,400)	$(14,521)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(4,586)	9,564	1,736
Benefit plan adjustment, net of income tax benefit, nil for 2016, nil for 2015, and income tax benefit of $1,112 for 2014	(3,101)	(423)	(10,403)
Other comprehensive income (loss)	(7,687)	9,141	(8,667)
Comprehensive loss for the year	(48,308)	(17,259)	(23,188)
Comprehensive income attributable to the noncontrolling interests	(5,612)	(4,186)	(5,178)
Comprehensive loss attributable to MDC Partners Inc.	$(53,920)	$(21,445)	$(28,366)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$27,921	$61,458
Cash held in trusts	5,341	5,122
Accounts receivable, less allowance for doubtful accounts of $1,523 and $1,306	388,340	361,044
Expenditures billable to clients	33,118	44,012
Other current assets	34,862	22,728
Total Current Assets	489,582	494,364
Fixed assets, at cost, less accumulated depreciation of $105,134 and $96,554	78,377	63,557
Investment in non-consolidated affiliates	4,745	6,263
Goodwill	844,759	870,301
Other intangible assets, net	85,071	72,382
Deferred tax assets	41,793	29,748
Other assets	33,051	41,010
Total Assets	$1,577,378	$1,577,625
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$251,456	$359,568
Trust liability	5,341	5,122
Accruals and other liabilities	303,581	297,701
Advance billings	133,925	119,100
Current portion of long-term debt	228	470
Current portion of deferred acquisition consideration	108,290	130,400
Total Current Liabilities	802,821	912,361
Long-term debt, less current portion	936,208	728,413
Long-term portion of deferred acquisition consideration	121,274	216,704
Other liabilities	56,012	44,905
Deferred tax liabilities	110,359	101,863
Total Liabilities	2,026,674	2,004,246
Redeemable Noncontrolling Interests (Note 2)	60,180	69,471
Commitments, Contingencies and Guarantees (Note 16)
Shareholders’ Deficit:
Preferred shares, unlimited authorized, none issued	—	—
Class A Shares, no par value, unlimited authorized, 52,798,303 and 49,986,705 shares issued and outstanding in 2016 and 2015, respectively	317,783	269,841
Class B Shares, no par value, unlimited authorized, 3,755 issued and outstanding in 2016 and 2015, respectively, convertible into one Class A share	1	1
Shares to be issued, 100,000 shares in 2016	2,360	—
Charges in excess of capital	(311,581)	(315,261)
Accumulated deficit	(581,848)	(536,009)
Accumulated other comprehensive income (loss)	(1,824)	6,257
MDC Partners Inc. Shareholders’ Deficit	(575,109)	(575,171)
Noncontrolling Interests	65,633	79,079
Total Shareholders’ Deficit	(509,476)	(496,092)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,577,378	$1,577,625
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows (used in) provided by operating activities:
Net loss	$(40,621)	$(26,400)	$(14,521)
Loss from discontinued operations	—	(6,281)	(21,260)
Income (loss) from continuing operations	(40,621)	(20,119)	6,739
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Stock-based compensation	21,003	17,796	17,696
Depreciation	22,293	18,871	16,462
Amortization of intangibles	24,153	33,352	30,710
Amortization of deferred finance charges and debt discount	9,135	2,270	2,247
Goodwill impairment	48,524	—	—
Loss on redemption of Notes	26,873	—	—
Adjustment to deferred acquisition consideration	8,227	38,887	18,652
Deferred income taxes	(10,038)	(79)	8,317
Gain on sale of assets	(424)	(6,526)	—
Earnings (losses) of non-consolidated affiliates	309	(1,058)	(1,406)
Other and non-current assets and liabilities	13,527	4,680	(7,805)
Foreign exchange	(8,240)	30,185	14,821
Changes in working capital:
Accounts receivable	(16,752)	(4,796)	(35,800)
Expenditures billable to clients	13,048	(3,879)	23,351
Prepaid expenses and other current assets	(13,608)	1,550	(1,949)
Accounts payable, accruals and other current liabilities	(110,018)	75,111	88,955
Advance billings	11,397	(23,508)	(13,805)
Cash flows (used in) provided by continuing operating activities	(1,212)	162,737	167,185
Discontinued operations	—	(1,342)	(1,827)
Net cash (used in) provided by operating activities	(1,212)	161,395	165,358
Cash flows used in investing activities:
Capital expenditures	(29,432)	(23,575)	(26,416)
Deposits	(2,528)	—	—
Proceeds from sale of assets	666	8,631	85
Acquisitions, net of cash acquired	2,531	(24,778)	(68,344)
Distributions from non-consolidated affiliates	7,402	—	3,409
Other investments	(3,835)	(7,272)	(6,312)
Cash flows used in continuing investing activities	(25,196)	(46,994)	(97,578)
Discontinued operations	—	17,101	(2,108)
Net cash used in investing activities	(25,196)	(29,893)	(99,686)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2016	2015	2014
Cash flows used in financing activities:
Proceeds from issuance of 6.50% Notes	900,000	—	—
Repayment of 6.75% Notes	(735,000)	—	—
Proceeds from issuance of 6.75% Notes	—	—	78,937
Repayments of revolving credit facility	(1,790,108)	(703,020)	(378,985)
Proceeds from revolving credit facility	1,844,533	703,020	378,985
Acquisition related payments	(135,693)	(134,056)	(78,322)
Distributions to noncontrolling interests	(7,772)	(9,503)	(6,523)
Payment of dividends	(32,918)	(42,313)	(37,698)
Repayment of long-term debt	(507)	(534)	(656)
Premium paid on redemption of Notes	(26,873)	—	—
Deferred financing costs	(21,569)	—	(3,659)
Purchase of shares	(3,350)	(2,388)	(5,414)
Other	—	224	112
Cash flows used in continuing financing activities	(9,257)	(188,570)	(53,223)
Discontinued operations	—	(40)	(40)
Net cash used in financing activities	(9,257)	(188,610)	(53,263)
Effect of exchange rate changes on cash and cash equivalents	2,128	5,218	(1,068)
(Decrease) increase in cash and cash equivalents	(33,537)	(51,890)	11,341
Cash and cash equivalents at beginning of year	61,458	113,348	102,007
Cash and cash equivalents at end of year	$27,921	$61,458	$113,348
Supplemental disclosures:
Cash income taxes paid	$2,895	$1,887	$431
Cash interest paid	$64,671	$52,666	$49,253
Change in cash held in trusts	$219	$(1,297)	$6,419
Non-cash transactions:
Capital leases	$265	$140	$773
Note receivable exchanged for shares of subsidiary	$—	$—	$1,746
Dividends payable	$739	$912	$1,347
Deferred acquisition consideration settled through issuance of shares	$10,458	$—	$—
Value of shares issued for acquisition	$34,219	$—	$—
Leasehold improvements paid for by landlord	$7,250	$—	$—
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	49,092,427	$262,655	3,755	$1	42,000	$424	$—	$(126,352)	$(479,144)	$(55)	$(797)	$(343,268)	$53,088	$(290,180)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(21,411)	—	—	(21,411)	—	(21,411)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(6,955)	(6,955)	(1,712)	(8,667)
Shares acquired and canceled	(216,004)	(5,414)	—	—	—	—	—	—	—	—	—	(5,414)	—	(5,414)
Issuance of restricted stock	761,686	7,661	—	—	—	—	(7,661)	—	—	—	—	—	—	—
Stock subscription receipts	—	—	—	—	—	—	—	—	—	55	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	9,868	—	—	—	—	9,868	—	9,868
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(38,850)	—	—	—	—	(38,850)	—	(38,850)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(8,992)	—	—	—	—	(8,992)	(8,839)	(17,831)
Increase in noncontrolling interests from business acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	50,118	50,118
Dividends paid and to be paid	—	—	—	—	—	—	(37,244)	—	—	—	—	(37,244)	—	(37,244)
Other	42,000	915	—	—	(42,000)	(424)	(437)	—	—	—	—	54	—	54
Transfer to charges in excess of capital	—	—	—	—	—	—	83,316	(83,316)	—	—	—	—	—	—
Balance at December 31, 2014	$49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(500,555)	$—	$(7,752)	$(452,157)	$92,655	$(359,502)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	49,680,109	$265,817	3,755	$1	—	$—	$—	$(209,668)	$(500,555)	$—	$(7,752)	$(452,157)	$92,655	$(359,502)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(35,454)	—	—	(35,454)	—	(35,454)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	14,009	14,009	(4,868)	9,141
Issuance of restricted stock	365,873	6,069	—	—	—	—	(6,069)	—	—	—	—	—	—	—
Shares acquired and canceled	(96,777)	(2,388)	—	—	—	—	—	—	—	—	—	(2,388)	—	(2,388)
Options exercised	37,500	343	—	—	—	—	(119)	—	—	—	—	224	—	224
Stock-based compensation	—	—	—	—	—	—	8,437	—	—	—	—	8,437	—	8,437
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,809)	—	—	—	—	(22,809)	—	(22,809)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(42,780)	—	—	—	—	(42,780)	(8,708)	(51,488)
Dividends paid and to be paid	—	—	—	—	—	—	(42,253)	—	—	—	—	(42,253)	—	(42,253)
Transfer to charges in excess of capital	—	—	—	—	—	—	105,593	(105,593)	—	—	—	—	—	—
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(536,009)	$—	$6,257	$(575,171)	$79,079	$(496,092)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Common Stock				Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	49,986,705	$269,841	3,755	$1	—	$—	$—	$(315,261)	$(536,009)	$—	$6,257	$(575,171)	$79,079	$(496,092)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(45,839)	—	—	(45,839)	—	(45,839)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(8,081)	(8,081)	394	(7,687)
Deferred acquisition consideration settled through issuance of shares	691,559	10,458	—	—	100,000	2,360	—	—	—	—	—	12,818	—	12,818
Issuance of restricted stock and stock options	425,915	6,615	—	—	—	—	(6,615)	—	—	—	—	—	—	—
Shares issued, acquisition	1,900,000	34,219	—	—	—	—	—	—	—	—	—	34,219	—	34,219
Shares acquired and canceled	(205,876)	(3,350)	—	—	—	—	—	—	—	—	—	(3,350)	—	(3,350)
Stock-based compensation	—	—	—	—	—	—	10,662	—	—	—	—	10,662	—	10,662
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	9,604	—	—	—	—	9,604	—	9,604
Changes in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	22,776	—	—	—	—	22,776	(13,840)	8,936
Dividends paid and to be paid	—	—	—	—	—	—	(32,747)	—	—	—	—	(32,747)	—	(32,747)
Transfer to charges in excess of capital	—	—	—	—	—	—	(3,680)	3,680	—	—	—	—	—	—
Balance at December 31, 2016	52,798,303	$317,783	3,755	$1	100,000	$2,360	$—	$(311,581)	$(581,848)	$—	$(1,824)	$(575,109)	$65,633	$(509,476)
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
Based in part on feedback from the SEC, the Company performed a comprehensive review of its reportable segments, reassessed the aggregation of its operating segments, and identified four new reportable segments. As each Partner Firm represents an operating segment, the Company aggregates Partner Firms that meet the aggregation criteria pursuant to the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 280, Segment Reporting, into one of four reportable segments and combines and discloses those Partner Firms that do not meet the aggregation criteria in the All Other category. For further information, see Note 14, “Segment Information.”
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
Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. During the three months ended March 31, 2017, the Company changed the presentation of book overdrafts on its statement of cash flows to classify the associated cash flows as operating activities. Book overdrafts were previously presented within financing activities. This resulted in cash outflows of $6,636 and $1,410, and inflows of $37,835, being reclassified from financing activities to operating activities for the for the years ended December 31, 2016, 2015 and 2014, respectively. There was no impact on the Company’s consolidated statements of operations, comprehensive income (loss), or balance sheets.
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
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed as part of the Company’s routine long-range planning process using projections of revenue and expenses and related cash flows based on assumed long-

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

term growth rates and demand trends and appropriate discount rates based on a reporting unit’s WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit (for example, size). The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.
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
During the second quarter of 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850-740 accounting policies as they applied to the calculation of deferred tax liabilities.  The Company has revised prior period information presented on this Amendment No. 1 on Form 10-K/A as follows: (i) for the years ended December 31, 2016, 2015, and 2014, income tax expense has been reduced by $2,108, $1,903, and $2,646, respectively, (ii) basic and diluted net loss attributable to MDC Partners Inc. common shareholders for the years ended December 31, 2016, 2015, and 2014 increased by $0.04 per share, $0.04 per share, and $0.06 per share, respectively, (iii) deferred tax liabilities as of December 31, 2016 and 2015 have been increased by $6,916 and $9,016, respectively, and (iv) accumulated deficit as of December 31, 2013 has been increased by $13,568. The correction had no impact on the Company’s cash flows.
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
3. Loss per Common Share
The following table sets forth the computation of basic and diluted loss per common share from continuing operations for the years ended December 31:

	2016	2015	2014
Numerator
Numerator for diluted loss per common share – income (loss) from continuing operations	$(40,621)	$(20,119)	$6,739
Net income attributable to the noncontrolling interests	(5,218)	(9,054)	(6,890)
Loss attributable to MDC Partners Inc. common shareholders from continuing operations	(45,839)	(29,173)	(151)
Effect of dilutive securities	—	—	—
Numerator for diluted loss per common share – loss attributable to MDC Partners Inc. common shareholders from continuing operations	$(45,839)	$(29,173)	$(151)
Denominator
Denominator for basic loss per common share – weighted average common shares	51,345,807	49,875,282	49,545,350
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted loss per common share – adjusted weighted shares and assumed conversions	51,345,807	49,875,282	49,545,350
Basic and Diluted loss per common share from continuing operations	$(0.89)	$(0.58)	$—
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
An allocation of excess purchase price consideration of this acquisition to the fair value of the net assets acquired resulted in identifiable intangibles of $36,698, consisting primarily of customer lists, trade names and covenants not to compete, and goodwill of $24,778, including the value of the assembled workforce. The identified assets have a weighted average useful life of approximately 10.8 years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. In addition, the Company has recorded $2,275 as the present value of redeemable noncontrolling interests and $5,514 as the present value of noncontrolling interests both relating to the noncontrolling interest of F&B's subsidiaries. None of the intangibles and goodwill are tax deductible and the Company recorded a deferred tax liability of $8,074 related to the intangibles. F&B's results are included in the Global Integrated Agencies reportable segment.
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

	Year Ended December 31,
	2016	2015
Revenues	$1,426,770	$1,398,756
Net loss attributable to MDC Partners Inc.	$(39,756)	$(34,398)
Loss per common share:
Basic and Diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.76)	$(0.66)
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
Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:
Net Loss Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to MDC Partners Inc.	$(45,839)	$(35,454)	$(21,411)
Transfers (to) from the noncontrolling interests
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests and redeemable noncontrolling interests	22,776	(42,780)	(8,992)
Net transfers (to) from noncontrolling interests	$22,776	$(42,780)	$(8,992)
Change from net loss attributable to MDC Partners Inc. and transfers (to) from noncontrolling interests	$(23,063)	$(78,234)	$(30,403)

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

8. Goodwill and Intangible Assets
As of December 31, the gross and net amounts of acquired intangible assets were as follows:

Goodwill	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Balance at December 31, 2014	$370,094	$37,117	$98,497	$136,033	$209,632	$851,373
Acquired goodwill	—	—	—	6,253	37,401	43,654
Acquisition purchase price adjustments	(998)	133	(879)	—	(684)	(2,428)
Foreign currency translation	(4,937)	(579)	(40)	—	(16,742)	(22,298)
Balance at December 31, 2015	$364,159	$36,671	$97,578	$142,286	$229,607	$870,301
Acquired goodwill	24,778	—	—	—	—	24,778
Disposition	—	—	—	—	(764)	(764)
Impairment loss recognized	—	—	(18,893)	—	(29,631)	(48,524)
Transfer of goodwill between segments (1)	(34,400)	—	—	34,400	—	—
Foreign currency translation	(3,821)	91	6	—	2,692	(1,032)
Balance at December 31, 2016	$350,716	$36,762	$78,691	$176,686	$201,904	$844,759
(1) During the year ended December 31, 2016, the Company transferred a component of one reporting unit to another reporting unit. As a result, based on the relative fair value, we transferred $34.4 million of goodwill from the Global Integrated Agencies reportable segment to Media Services, which represented the portion of the goodwill associated with the component.  An interim impairment analysis was performed both before and after the transfer, noting no impairment indicators were present.

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
9. Income Taxes
The components of the Company’s income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2016	2015	2014
Income (Loss):
U.S.	$(16,661)	$23,180	$46,728
Non-U.S.	(33,055)	(40,596)	(31,619)
	$(49,716)	$(17,416)	$15,109
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2016	2015	2014
Current tax provision
U.S. federal	$—	$—	$—
U.S. state and local	(1,520)	1,375	907
Non-U.S.	2,154	2,465	552
	634	3,840	1,459
Deferred tax provision (benefit):
U.S. federal	5,785	5,359	11,173
U.S. state and local	(3,550)	2,877	1,554
Non-U.S.	(12,273)	(8,315)	(4,410)
	(10,038)	(79)	8,317
Income tax provision (benefit)	$(9,404)	$3,761	$9,776

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes – (continued)

A reconciliation of income tax expense (benefit) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2016	2015	2014
Income (loss) from continuing operations before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$(49,716)	$(17,416)	$15,109
Statutory income tax rate	26.5%	26.5%	26.5%
Tax expense (benefit) using statutory income tax rate	(13,175)	(4,615)	4,004
State and foreign taxes	(94)	3,524	1,459
Non-deductible stock-based compensation	1,123	665	1,982
Other non-deductible expense	1,848	163	3,075
Change to valuation allowance on items affecting taxable income	6,605	3,565	(643)
Effect of the difference in federal and statutory rates	(4,579)	1,906	2,222
Noncontrolling interests	(1,287)	(2,399)	(1,826)
Other, net	155	952	(497)
Income tax expense (benefit)	$(9,404)	$3,761	$9,776
Effective income tax rate	18.9%	(21.6)%	64.7%
The 2016 effective income tax rate was lower than the statutory rate due primarily to non-deductible stock-based compensation of $1,848, an increase in the valuation allowance of $6,605, and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $4,579. All of this resulted in a lower tax benefit.
The 2015 effective income tax rate was higher than the statutory rate due primarily to non-deductible stock-based compensation of $665 and an increase in the valuation allowance of $3,565, and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $1,906. All of this resulted in a tax expense verses a tax benefit.
The 2014 effective income tax rate was higher than the statutory rate due primarily to non-deductible stock-based compensation of $1,982, an decrease in the valuation allowance of $643, and the effect of the difference in the U.S. and foreign federal rates and the Canadian statutory rate of $2,222.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes – (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2016	2015
Deferred tax assets:
Capital assets and other	$6,758	$7,334
Net operating loss carry forwards	44,305	39,454
Interest deductions	12,146	12,266
Refinancing charge	7,413	144
Goodwill and intangibles	179,029	178,835
Stock compensation	2,581	3,033
Pension plan	5,095	3,770
Unrealized foreign exchange	15,237	15,548
Capital loss carry forwards	10,957	10,630
Accounting reserves	7,138	6,701
Gross deferred tax asset	290,659	277,715
Less: valuation allowance	(248,866)	(247,967)
Net deferred tax assets	41,793	29,748
Deferred tax liabilities:
Deferred finance charges	(333)	(323)
Capital assets and other	(388)	(797)
Goodwill amortization	(109,638)	(100,743)
Total deferred tax liabilities	(110,359)	(101,863)
Net deferred tax asset (liability)	$(68,566)	$(72,115)
Disclosed as:
Deferred tax assets	$41,793	$29,748
Deferred tax liabilities	(110,359)	(101,863)
	$(68,566)	$(72,115)
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
The valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain U.S., non-U.S. and state deferred tax assets. The increase in the Company’s valuation allowance charged to the statement of operations for each of the years ended December 31, 2016, 2015 and was $6,605, and $3,565, respectively. The Company's valuation allowance decreased $643 in 2014. In addition, a benefit of $1,112 has been recorded in accumulated other comprehensive loss relating to the defined pension plan for the years ended December 31, 2014. There was no benefit or expense related to the defined pension plan recorded in 2015 and 2016.

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
During the second quarter of 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850-740 accounting policies as they applied to the calculation of deferred tax liabilities. See Note 2 for details.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Global Integrated Agencies	$696,410	$652,987	$600,150
Domestic Creative Agencies	85,953	91,658	83,196
Specialist Communications	170,285	153,920	124,938
Media Services	131,498	132,419	120,852
All Other	301,639	295,272	294,376
Corporate	—	—	—
Total	$1,385,785	$1,326,256	$1,223,512

Segment operating income (loss):
Global Integrated Agencies	$58,505	$66,161	$67,290
Domestic Creative Agencies	16,583	17,535	14,266
Specialist Communications	1,939	18,047	16,242
Media Services	6,154	20,116	29,706
All Other	9,368	15,423	28,322
Corporate	(44,118)	(65,172)	(68,077)
Total	$48,431	$72,110	$87,749

Other Income (Expense):
Other income, net	414	7,238	689
Foreign exchange gain (loss)	(213)	(39,328)	(18,482)
Interest expense and finance charges, net	(98,348)	(57,436)	(54,847)
Income (loss) continuing operations before income taxes and equity in earnings of non-consolidated affiliates	(49,716)	(17,416)	15,109
Income tax expense (benefit)	(9,404)	3,761	9,776
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	(40,312)	(21,177)	5,333
Equity in earnings (loss) of non-consolidated affiliates	(309)	1,058	1,406
Income (loss) from continuing operations	(40,621)	(20,119)	6,739
Income (loss) from discontinued operations attributable to MDC Partners Inc., net of taxes	—	(6,281)	(21,260)
Net income (loss)	(40,621)	(26,400)	(14,521)
Net income attributable to the noncontrolling interest	(5,218)	(9,054)	(6,890)
Net income (loss) attributable to MDC Partners Inc.	$(45,839)	$(35,454)	$(21,411)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Segment Information – (continued)

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Global Integrated Agencies	$21,447	$20,599	$17,410
Domestic Creative Agencies	1,653	1,855	1,809
Specialist Communications	6,637	11,201	8,272
Media Services	5,718	4,660	6,113
All Other	9,406	12,134	11,783
Corporate	1,585	1,774	1,785
Total	$46,446	$52,223	$47,172

Stock-based compensation:
Global Integrated Agencies	$12,141	$6,981	$5,043
Domestic Creative Agencies	634	644	394
Specialist Communications	3,629	1,510	2,050
Media Services	301	471	918
All Other	1,773	5,450	3,628
Corporate	2,525	2,740	5,663
Total	$21,003	$17,796	$17,696

Capital expenditures:
Global Integrated Agencies	$16,439	$17,043	$19,669
Domestic Creative Agencies	1,055	1,321	818
Specialist Communications	2,741	1,311	632
Media Services	5,110	825	475
All Other	4,054	2,704	3,485
Corporate	33	371	1,337
Total	$29,432	$23,575	$26,416
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

	Quarters
	First	Second	Third	Fourth
Revenue:
2016	$309,042	$337,047	$349,254	$390,442
2015	$302,222	$336,606	$328,415	$359,013
Cost of services sold:
2016	$211,446	$228,835	$235,659	$260,193
2015	$210,419	$225,042	$212,925	$231,330
Income (loss) from continuing operations:
2016	$(22,772)	$2,089	$(31,081)	$11,143
2015	$(22,941)	$31,548	$(4,690)	$(24,036)
Net income (loss) attributable to MDC Partners Inc.:
2016	$(23,631)	$835	$(32,140)	$9,097
2015	$(31,615)	$30,036	$(8,128)	$(25,747)
Income (loss) per common share:
Basic
Continuing operations:
2016	$(0.47)	$0.02	$(0.62)	$0.17
2015	$(0.51)	$0.58	$(0.14)	$(0.52)
Net income (loss):
2016	$(0.47)	$0.02	$(0.62)	$0.17
2015	$(0.64)	$0.60	$(0.16)	$(0.52)
Diluted
Continuing operations:
2016	$(0.47)	$0.02	$(0.62)	$0.17	(1)
2015	$(0.51)	$0.57	$(0.14)	$(0.52)
Net income (loss):
2016	$(0.47)	$0.02	$(0.62)	$0.17	(1)
2015	$(0.64)	$0.60	$(0.16)	$(0.52)

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
Management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our management, including our CEO and CFO, believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Evaluation of New Reportable Segments; Changes in Internal Control Over Financial Reporting
As described in Note 14 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1 on Form 10-K/A, we have recast our single reportable segment and identified four (4) new reportable segments for our Partner Firms. Where applicable, prior period information presented in this Amendment No. 1 on Form 10-K/A has been recast to conform to these new reportable segments. The recasting of prior period segment information in this Amendment No. 1 on Form 10-K/A does not affect our consolidated financial condition or results of operations for the three years in the period ended December 31, 2016, our balance sheets as of December 31, 2016 and December 31, 2015, our cash flows for the three years in the period ended December 31, 2016, or goodwill for any period presented.
Our management, including our CEO and CFO, believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. The Company continues to evaluate the impact of the determination to recast its reportable segments in consultation with the SEC. The outcome of this evaluation could affect our determination as to whether changes in internal control over financial reporting that were made in connection with recasting our reportable segments constituted material changes.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of MDC Partners Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017, except for Notes 2 and 14 which is August 31, 2017, expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company's restated (i) segment disclosures, (ii) presentation of book overdrafts on the statements of cash flows, and (iii) adjusted deferred tax liabilities.
/s/ BDO USA LLP
New York, New York
August 31, 2017

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to Item 5 of this Amendment No. 1 on Form 10-K/A and to the sections captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s next Proxy Statement for the 2017 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to the section captioned “Transactions with Related Parties” in this Amendment No. 1 on Form 10-K/A, and to “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2017 Annual General Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Reference is made to the section captioned “Appointment of Auditors” in the Company’s Proxy Statement for the 2016 Annual General Meeting of Stockholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDC Partners Inc. New York, New York

The audits referred to in our report dated March 1, 2017, except for Notes 2 and 14 which is August 31, 2017, relating to the consolidated financial statements of MDC Partners Inc., which is contained in Item 8 of this Form 10-K/A also included the audit of the financial statement Schedule II (restated) for years ended 2016, 2015 and 2014. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA LLP
New York, New York
March 1, 2017, except as it relates to the tax reserves described in Note 2 to the audited consolidated financial statements, which is August 31, 2017

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
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2016	$247,967	$6,605	$(6,032)	$327	$248,866
December 31, 2015	$175,218	$3,565	$73,390	$(4,206)	$247,967
December 31, 2014	$161,875	$(643)	$15,331	$(1,345)	$175,218
____________

(1)
Adjustment to reconcile actual net operating loss carry forwards to prior year tax accrued, utilization of net operating loss carry forwards, which were fully reserved, adjustment for net operating loss relating to sale of business and pension plan adjustment.

(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Amendment No. 1 on Form 10-K/A Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:
MDC PARTNERS INC.

Date:	August 31, 2017	/s/ Scott L. Kauffman
Name: Scott L. Kauffman Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014);
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014);
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
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
10.7
Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company's 10-K filed on March 1, 2017);

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

10.14
2016 Stock Incentive Plan, as adopted by the shareholders of the Company at the 2016 Annual and Special Meeting of Shareholders on June 1, 2016 (incorporated by reference to Exhibit 10.14 to the Company's 10-K filed on March 1, 2017);

10.14.1
Form of Financial-Performance Based Restricted Stock Grant Agreement (2017) under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14.1 to the Company's 10-K filed on March 1, 2017);

12	Statement of computation of ratio of earnings to fixed charges**;
14	Code of Conduct of MDC Partners Inc. (as amended, November 2015) (as amended, February 2016) (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on February 26, 2016);
14.1	MDC Partners’ Corporate Governance Guidelines (as amended, February 2016) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on February 26, 2016);
21	Subsidiaries of Registrant**;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
___________
*    Filed electronically herewith.
**    Previously filed.