Form 10-Q
period 2017-09-30
MDC PARTNERS INC
filed 2017-11-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer; a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of October 27, 2017 were: 58,357,062 Class A subordinate voting shares, 3,755 Class B multiple voting shares, and 95,000 Series 4 Convertible Preference Shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Services	$375,800	$349,254	$1,111,032	$995,343
Operating expenses:
Cost of services sold	249,418	235,659	754,803	675,940
Office and general expenses	77,910	83,303	251,313	233,840
Depreciation and amortization	11,252	11,412	32,916	34,068
Goodwill impairment	—	29,631	—	29,631
	338,580	360,005	1,039,032	973,479
Operating profit (loss)	37,220	(10,751)	72,000	21,864
Other income (expense):
Other, net	8,649	(6,008)	17,812	9,530
Interest expense and finance charges	(16,403)	(16,540)	(48,859)	(49,289)
Loss on redemption of notes	—	—	—	(33,298)
Interest income	145	218	550	599
	(7,609)	(22,330)	(30,497)	(72,458)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	29,611	(33,081)	41,503	(50,594)
Income tax expense (benefit)	9,049	(1,930)	17,659	1,180
Income (loss) before equity in earnings of non-consolidated affiliates	20,562	(31,151)	23,844	(51,774)
Equity in earnings of non-consolidated affiliates	1,422	70	1,924	9
Net income (loss)	21,984	(31,081)	25,768	(51,765)
Net income attributable to noncontrolling interests	(3,491)	(1,059)	(6,588)	(3,172)
Net income (loss) attributable to MDC Partners Inc.	18,493	(32,140)	19,180	(54,937)
Accretion on convertible preference shares	(1,948)	—	(4,365)	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$16,545	$(32,140)	$14,815	$(54,937)

Income (loss) per common share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.25	$(0.62)	$0.24	$(1.08)

Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.24	$(0.62)	$0.24	$(1.08)

Weighted average number of common shares outstanding:
Basic	57,566,707	52,244,819	53,915,536	50,861,890
Diluted	57,943,080	52,244,819	54,228,208	50,861,890

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$5,310	$3,026	$12,558	$10,393
Office and general expenses	1,070	2,202	4,312	5,050
Total	$6,380	$5,228	$16,870	$15,443
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss)
Net income (loss)	$21,984	$(31,081)	$25,768	$(51,765)

Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustment	(1,912)	2,331	(1,294)	(8,354)
Other comprehensive income (loss)	(1,912)	2,331	(1,294)	(8,354)
Comprehensive income (loss) for the period	20,072	(28,750)	24,474	(60,119)
Comprehensive income attributable to the noncontrolling interests	(4,695)	(569)	(9,063)	(4,481)
Comprehensive income (loss) attributable to MDC Partners Inc.	$15,377	$(29,319)	$15,411	$(64,600)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,861	$27,921
Cash held in trusts	5,182	5,341
Accounts receivable, less allowance for doubtful accounts of $2,800 and $1,523	438,765	388,340
Expenditures billable to clients	42,332	33,118
Other current assets	27,647	34,862
Total current assets	532,787	489,582
Fixed assets, at cost, less accumulated depreciation of $118,241 and $105,134	91,153	78,377
Investments in non-consolidated affiliates	5,655	4,745
Goodwill	839,361	844,759
Other intangible assets, net	74,685	85,071
Deferred tax assets	39,598	41,793
Other assets	34,592	33,051
Total assets	$1,617,831	$1,577,378
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232,704	$251,456
Trust liability	5,182	5,341
Accruals and other liabilities	289,471	303,581
Advance billings	165,600	133,925
Current portion of long-term debt	300	228
Current portion of deferred acquisition consideration	59,849	108,290
Total current liabilities	753,106	802,821
Long-term debt, less current portion	930,889	936,208
Long-term portion of deferred acquisition consideration	88,419	121,274
Other liabilities	54,657	56,012
Deferred tax liabilities	119,602	110,359
Total liabilities	1,946,673	2,026,674

Redeemable noncontrolling interests (Note 2)	60,092	60,180
Commitments, contingencies, and guarantees (Note 12)
Shareholders’ deficit:
Convertible preference shares (liquidation preference $99,365)	90,220	—
Common shares	351,075	317,784
Shares to be issued, 100,000 shares in 2016	—	2,360
Charges in excess of capital	(307,454)	(311,581)
Accumulated deficit	(562,668)	(581,848)
Accumulated other comprehensive loss	(5,593)	(1,824)
MDC Partners Inc. shareholders’ deficit	(434,420)	(575,109)
Noncontrolling interests	45,486	65,633
Total shareholders’ deficit	(388,934)	(509,476)
Total liabilities, redeemable noncontrolling interests, and shareholders’ deficit	$1,617,831	$1,577,378
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$25,768	$(51,765)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	16,870	15,443
Depreciation	18,000	16,853
Amortization of intangibles	14,916	17,215
Amortization of deferred finance charges	2,018	8,736
Goodwill impairment	—	29,631
Loss on redemption of notes	—	26,873
Adjustment to deferred acquisition consideration	13,354	17,363
Deferred income tax	8,125	(553)
Loss on sale of assets	1,245	377
Earnings of non-consolidated affiliates	(1,924)	(9)
Other non-current assets and liabilities	(4,388)	1,853
Foreign exchange	(15,113)	(12,806)
Changes in working capital:
Accounts receivable	(54,723)	(47,767)
Expenditures billable to clients	(9,294)	5,551
Prepaid expenses and other current assets	6,400	(16,851)
Accounts payable, accruals and other liabilities	(31,149)	(77,355)
Advance billings	32,015	25,824
Net cash provided by (used in) operating activities	22,120	(41,387)
Cash flows used in investing activities:
Capital expenditures	(28,305)	(19,723)
Deposits	(1,461)	—
Acquisitions, net of cash acquired	—	2,531
Proceeds from sale of assets	11,120	215
Distributions from non-consolidated affiliates	673	4,885
Other investments	(1,530)	(2,571)
Net cash used in investing activities	(19,503)	(14,663)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of 6.50% Notes	—	900,000
Repayment of 6.75% Notes	—	(735,000)
Repayments of revolving credit agreement	(1,093,508)	(1,255,608)
Proceeds from revolving credit agreement	1,087,688	1,326,105
Proceeds from issuance of convertible preference shares	95,000	—
Convertible preference shares issuance costs	(4,632)	—
Acquisition related payments	(89,126)	(129,616)
Repayment of long-term debt	(310)	(381)
Purchase of shares	(1,239)	(2,798)
Premium paid on redemption of notes	—	(26,873)
Deferred financing costs	—	(21,569)
Distributions to noncontrolling interests	(5,272)	(6,549)
Payment of dividends	(284)	(32,580)
Net cash (used in) provided by financing activities	(11,683)	15,131
Effect of exchange rate changes on cash and cash equivalents	6	1,196
Decrease in cash and cash equivalents	(9,060)	(39,723)
Cash and cash equivalents at beginning of period	27,921	61,458
Cash and cash equivalents at end of period	$18,861	$21,735

Supplemental disclosures:
Cash income taxes paid	$6,909	$2,798
Cash interest paid	$32,324	$27,979
Change in cash held in trusts	$(159)	$147

Non-cash transactions:
Capital leases	$621	$—
Dividends payable	$453	$1,077
Deferred acquisition consideration settled through issuance of shares	$28,727	$10,458
Value of shares issued for acquisition	$—	$34,219
Leasehold improvements paid for directly by landlord	$—	$7,250
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	52,802,058	$317,784	100,000	$2,360	$—	$(311,581)	$(581,848)	$(1,824)	$(575,109)	$65,633	$(509,476)
Net income attributable to MDC Partners Inc.	—	—	—	—	—	—	—	—	19,180	—	19,180	—	19,180
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(3,769)	(3,769)	2,475	(1,294)
Issuance of Series 4 convertible preference shares in private placement	95,000	90,220	—	—	—	—	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	273,169	5,803	—	—	(5,803)	—	—	—	—	—	—
Shares acquired and canceled	—	—	(114,822)	(1,239)	—	—	—	—	—	—	(1,239)	—	(1,239)
Deferred acquisition consideration settled through issuance of shares	—	—	3,353,939	28,727	(100,000)	(2,360)	1,485	—	—	—	27,852	—	27,852
Stock-based compensation	—	—	—	—	—	—	6,082	—	—	—	6,082	—	6,082
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(300)	—	—	—	(300)		(300)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	2,315	—	—	—	2,315	(11,965)	(9,650)
Dispositions	—	—	—	—	—	—	—	—	—	—	—	(10,657)	(10,657)
Other	—	—	—	—	—	—	348	—	—	—	348		348
Transfer to charges in excess of capital	—	—	—	—	—	—	(4,127)	4,127	—	—	—	—	—
Balance at September 30, 2017	95,000	$90,220	56,314,344	$351,075	—	$—	$—	$(307,454)	$(562,668)	$(5,593)	$(434,420)	$45,486	$(388,934)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
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
These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Amendment No. 1 on Form 10-K/A (the "Annual Report on Form 10-K/A") for the year ended December 31, 2016.
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
Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. During the nine months ended September 30, 2017, the Company changed the presentation of book overdrafts on its statement of cash flows to classify the associated cash flows as operating activities. Book overdrafts were previously presented within financing activities. This resulted in cash inflows of $17,532 being reclassified from financing activities to operating activities for the nine months ended September 30, 2016. There was no impact on the Company’s consolidated statements of operations, comprehensive income (loss), or balance sheets.
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
Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at September 30, 2017 and December 31, 2016. No client accounted for 10% of the Company’s revenue for the three and nine months ended September 30, 2017 or the three and nine months ended September 30, 2016.
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
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in other assets on the balance sheet as of September 30, 2017 and December 31, 2016, was $10,350 and $10,132, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.  In addition, the Company’s partner agencies may receive minority equity interests from start-up companies in lieu of fees.
Goodwill and Indefinite Lived Intangibles. In accordance with the FASB ASC Topic 350, Intangibles - Goodwill and Other, goodwill and indefinite lived intangible assets (trademarks) acquired as a result of a business combination, which are not subject to amortization, are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. For the nine months ended September 30, 2017 and the year ended December 31, 2016, goodwill was $839,361 and $844,759, respectively. For the three and nine months ended September 30, 2017, there was a reduction in goodwill of $17,593 relating to the sale of certain subsidiaries, which was offset by $12,195 net foreign exchange translation adjustments. As a result of the these transactions, the Company performed interim goodwill testing on two reporting units and determined that there was no impairment charge in respect to the impacted reporting units. For the three and nine months ended September 30, 2016, due to triggering events during the third quarter of 2016, the Company performed an interim goodwill impairment test and recognized goodwill impairment of $29,631. In addition, in the third quarter of 2016, the Company sold all of its ownership interests in Bryan Mills Iradesso Corporation (“Bryan Mills”) to the noncontrolling shareholders, resulting in a write off of goodwill of $764. See Note 4 for further information on the dispositions.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Notes 4 and 9. For the three and nine months ended September 30, 2017 and 2016, $2,462 of income and $12,152 of expense, respectively, and $11,152 and $17,180 of expense, respectively, related to changes in such estimated values and was recorded in results of operations. The Company expenses acquisition related costs as incurred. For the three and nine months ended September 30, 2017 and 2016, $216 and $693 respectively, and $806 and $2,266, respectively, of acquisition related costs were charged to operations.
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
For the three and nine months ended September 30, 2017 and 2016, there was no related impact on the Company’s earnings (loss) per share calculation.  Changes in the estimated redemption amounts of the redeemable noncontrolling interests are adjusted at each reporting period with a corresponding adjustment to equity. These adjustments will not impact the calculation of earnings (loss) per share.
The following table presents changes in redeemable noncontrolling interests:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Beginning Balance	$60,180	$69,471
Redemptions	(816)	(1,708)
Additions (1)	—	2,274
Changes in redemption value	299	(9,604)
Currency translation adjustments	429	(253)
Ending Balance	$60,092	$60,180

(1)	Additions consist of transfers from noncontrolling interests related to step-up transactions and new acquisitions.
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
Variable Interest Entity. Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option. Effective April 1, 2017, the Company acquired an additional 15% voting and convertible preferred interest that allowed the Company to increase ordinary voting ownership to 85% at the Company’s option. The Company now has a 45% voting interest. The Company has determined that (i) this entity is a variable interest entity, and (ii) the Company is the primary beneficiary because it receives a disproportionate share of profits and losses as compared to its ownership percentage. As such, Doner is consolidated for all periods subsequent to the date of investment.

Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Global Integrated Agencies segment. The Company’s Credit Agreement (see Note 6) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at September 30, 2017 were $100,229 and $53,508, respectively, and at December 31, 2016 were $102,456 and $57,622, respectively.
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
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% Senior Notes due 2020 (the “6.75% Notes”); the Company’s currently outstanding 6.50% senior unsecured notes due 2024 (the “6.50% Notes”); and the Company’s $325 million senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes and the 6.50% Notes as well as the original issue premium on the previously outstanding 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and nine months ended September 30, 2017 and 2016, interest expense included $24 and $77, respectively, and $30 and $181, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.

The Company redeemed the 6.75% Notes with the net proceeds from the issuance of the 6.50% Notes. For further information see Note 6.
Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as partnerships for tax purposes. The Company is only taxed on its share of the profits, while noncontrolling holders are responsible for taxes on their share of the profits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. Realization of our deferred tax assets is evaluated on a quarterly basis and is based upon all available evidence. It is possible that sufficient positive evidence to support the realization of the Company’s net deferred tax assets will exist in the near future, and the previously provided valuation allowance could be reversed in whole or in part.
During the nine months ended September 30, 2017 and 2016, the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
During the second quarter of 2017, the Company identified and recorded out-of-period adjustments related to the misapplication of ASC 740 and ASC 850-740 accounting policies as they applied to the calculation of deferred tax liabilities.  The corrections have resulted in a $6,916 increase to the Company’s deferred tax liability on the condensed consolidated balance sheet as of December 31, 2016. The Company has performed a qualitative and quantitative analysis of this misapplication and determined it not to be material to prior periods. The Company has revised prior period information presented on this Form 10-Q as follows: (i) for the three and nine months ended September 30, 2016, income tax expense has been decreased by $1,390 and decreased by $713, respectively, (ii) basic and diluted net loss attributable to MDC Partners Inc. common shareholders for the nine months ended September 30, 2016 increased by $0.01 per share, and (iii) deferred tax liabilities and accumulated deficit increased by $6,916 as of December 31, 2016. The correction had no impact on the Company’s cash flows.
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
During the nine months ended September 30, 2017, the Company issued 243,000 shares of restricted stock and restricted stock units (collectively, “RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $1,966 and generally vest on the third anniversary of the date of grant. In addition, during the first quarter of 2017, the Company issued RSUs of which 930,600 awarded shares were outstanding as of September 30, 2017. However, the vesting of these awards is contingent upon the Company meeting a cumulative three year financial performance target and continued employment through the March 1, 2020 vesting date. These RSU awards do not yet have an established grant date fair value because the financial performance target is not yet established. Once the Company defines the financial performance target, and assuming the achievement of such performance targets is expected, the grant date is established and the Company will record the compensation expense over the vesting period. Additionally, the Company still has outstanding RSUs of 513,321 which are also based on a cumulative financial performance target and will vest on March 1, 2019.
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
Foreign Currency Translation.  The Company’s financial statements were prepared in accordance with the requirements of FASB ASC Topic 830, Foreign Currency Matters. The functional currency of the Company is the Canadian dollar and it has decided to use U.S. dollars as its reporting currency for consolidated reporting purposes. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the balance sheets of the Company’s non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-U.S. dollar based subsidiaries are translated at the period end rate. The income statements of non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.
Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings. Unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long-term nature (that is settlement is not planned or anticipated in the future) are included as cumulative translation adjustments in accumulated other comprehensive loss.

3. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss) attributable to MDC Partners Inc.	$18,493	$(32,140)	$19,180	$(54,937)
Accretion on convertible preference shares	(1,948)	—	(4,365)	—
Net income allocated to convertible preference shares	(2,408)	—	(1,782)	—
Numerator for basic loss per common share - Net income (loss) attributable to MDC Partners Inc. common shareholders	14,137	(32,140)	13,033	(54,937)
Effect of dilutive securities:
Adjustment to net income allocated to convertible preference shares	13	—	9	—
Numerator for diluted income (loss) per common share- Net income (loss) attributable to MDC Partners Inc. common shareholders	$14,150	$(32,140)	$13,042	$(54,937)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	57,566,707	52,244,819	53,915,536	50,861,890
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	376,373	—	312,672	—
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	57,943,080	52,244,819	54,228,208	50,861,890
Basic income (loss) per common share	$0.25	$(0.62)	$0.24	$(1.08)
Diluted income (loss) per common share	$0.24	$(0.62)	$0.24	$(1.08)
As of September 30, 2017, options and other rights to purchase 1,118,085 shares of common stock were outstanding, of which 741,712 and 805,413 shares of non-vested restricted stock and restricted stock units were anti-dilutive during the three and nine months ended September 30, 2017, respectively, and therefore excluded from the computation of diluted income per common share. Additionally, 1,443,921 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency has not been satisfied at September 30, 2017. Lastly, there were 95,000 shares of Preference Shares outstanding which were convertible into 9,936,514 Class A common shares at September 30, 2017. These Preference Shares were anti-dilutive for the three and nine months ended September 30, 2017, and are therefore excluded from the diluted loss per common share calculation for the period.
As of September 30, 2016, options and other rights to purchase 918,260 shares of common stock were outstanding, of which 880,760 shares of non-vested restricted stock and restricted stock units were anti-dilutive during the three and nine months ended September 30, 2016 and therefore excluded from the computation of diluted income per common share. Additionally, 523,321 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency had not been satisfied as of September 30, 2016.

,4. Acquisitions and Dispositions
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
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and nine months ended September 30, 2017 and 2016, stock-based compensation included $4,064 and $9,792, respectively, and $2,259 and $7,184, respectively, of expense relating to those payments.
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
2017 Acquisitions
In 2017, the Company entered into various non-material transactions in connection with certain of its majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $3,858, increased fixed deferred consideration liability by $7,208, reduced redeemable noncontrolling interests by $816, reduced noncontrolling interests equity by $11,965, reduced noncontrolling interest payable by $397, and increased additional paid-in capital by $2,316. In addition, a stock-based compensation charge of $996 has been recognized representing the consideration paid in excess of the fair value of the interest acquired.
2017 Dispositions
During the three months ended September 30, 2017, the Company sold all of its ownership interests in three subsidiaries resulting in recognition of a net loss on sale of business of $1,424. The net assets reflected in the calculation of the net loss on sale was inclusive of goodwill of $17,593. Goodwill was allocated to the subsidiaries based on the relative fair value of the sold subsidiaries compared to the fair value of the respective reporting units. See Note 1 for details. Additionally, the Company recorded a reduction in noncontrolling interests of $10,657.

2016 Acquisitions
Effective July 1, 2016, the Company acquired 100% of the equity interests of Forsman & Bodenfors AB (“F&B”), an advertising agency based in Sweden, for an estimated aggregate purchase price at acquisition date of $49,837, consisting of a closing payment of 1,900,000 MDC Class A subordinate voting shares with an acquisition date fair value of $34,219, plus additional deferred acquisition payments with an estimated present value at acquisition date of $15,618. The amount of additional payments are based on the financial results of the acquired business for 2015 and 2016 as well as for the value of the Company’s shares from July 1, 2016 up to and including the close of business on November 2, 2016. During the three months ended June 30, 2017, the Company paid cash of $3,055 and issued an additional 2,450,000 MDC Class A subordinate voting shares with a fair value of $20,800 as a settlement of deferred acquisition consideration.
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
During the six months ended June 30, 2017, F&B earned revenue of $43,535 and incurred a net loss of $4,460, which is included in our consolidated results for the nine months ended September 30, 2017. The net loss was attributable to an increase in the deferred acquisition payment liability related to such acquisition, driven by the decrease in t    he future market performance of the Company’s stock price and the amortization of the intangibles identified in the allocation of the purchase price consideration.
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
2016 Dispositions
Effective September 30, 2016, the Company sold all of its ownership interests in Bryan Mills to the noncontrolling shareholders and recognized a loss of $800. The net assets reflected in the calculation of the loss on sale was inclusive of goodwill of $764.
Noncontrolling Interests
Changes in the Company’s ownership interests in its less than 100% owned subsidiaries during the three and nine months ended September 30, 2017 and 2016 were as follows:
Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to MDC Partners Inc.	$18,493	$(32,140)	$19,180	$(54,937)
Transfers from the noncontrolling interest:
(Decrease) increase in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(337)	(520)	2,315	22,498
Net transfers from noncontrolling interests	$(337)	$(520)	$2,315	$22,498
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$18,156	$(32,660)	$21,495	$(32,439)

5. Accounts Payable, Accruals and Other Liabilities
At September 30, 2017 and December 31, 2016, accruals and other liabilities included accrued media of $169,460 and $201,872, respectively; and included amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months of $5,802 and $4,154, respectively.

Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2016 and nine months ended September 30, 2017 were as follows:

Noncontrolling Interests
Balance, December 31, 2015	$5,473
Income attributable to noncontrolling interests	5,218
Distributions made	(7,772)
Other (1)	1,235
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	6,588
Distributions made	(5,272)
Other (1)	332
Balance, September 30, 2017	$5,802

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
At September 30, 2017 and December 31, 2016, accounts payable included $47,430 and $80,193 of outstanding checks, respectively.
6. Debt
The Company’s indebtedness was comprised as follows:

	September 30, 2017	December 31, 2016
Revolving credit agreement	$48,607	$54,425
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(18,161)	(18,420)
	930,446	936,005
Obligations under capital leases	743	431
	931,189	936,436
Less: Current portion of long-term debt	300	228
	$930,889	$936,208
6.50% Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the 6.50% Notes. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
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

The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At September 30, 2017, there were $48,607 borrowings under the Credit Agreement.
At September 30, 2017, the Company had issued $5,009 of undrawn outstanding letters of credit.

7. Share Capital
The Company’s issued and outstanding share capital is as follows:
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of September 30, 2017. See Note 8 for details. There were no such shares issued and outstanding as of December 31, 2016.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 56,310,589 and 52,798,303 Class A Shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.
Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of September 30, 2017 and December 31, 2016.
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
The holders of the Preference Shares have the right to convert their Preference Shares in whole at any time and from time to time, and in part at any time and from time to time after the ninetieth day following the original issuance date of the Preference Shares, into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Preference Share is $1,000. The initial Conversion Price will be $10.00 per Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities.
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. During the nine months ended September 30, 2017, the Preference Shares accreted at a monthly rate of approximately $6.84 per Preference Share, for total accretion of $4,365, bringing the aggregate liquidation preference to $99,365 as of September 30, 2017. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Notes 2 and 3.
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
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present certain information for the financial liabilities that are disclosed at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Level 1		Level 1
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Notes due 2024	$900,000	$909,000	$900,000	$812,250
Long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
The following table presents changes in deferred acquisition consideration:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2017	2016
Beginning balance of contingent payments	$224,754	$306,734
Payments (1)	(73,358)	(105,169)
Additions (2)	—	16,132
Redemption value adjustments (3)	19,233	13,930
Other (4)	(27,118)	(6,412)
Foreign translation adjustment	1,336	(461)
Ending balance of contingent payments	$144,847	$224,754

(1)
For the nine months ended September 30, 2017 and the year ended December 31, 2016, payments include $28,727 and $10,458, respectively, of deferred acquisition consideration settled through the issuance of 3,353,939 and 691,559 MDC Class A subordinate voting shares, respectively, in lieu of cash.

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
In addition to the above amounts, there are fixed payments of $3,421 and $4,810 for total deferred acquisition consideration of $148,268 and $229,564, which reconciles to the consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.
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
At September 30, 2017 and December 31, 2016, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. Borrowings under the Credit Agreement approximate fair value due to the debt bearing fluctuating market interest rates. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
On a non-recurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. For each acquisition, the Company performed a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company used several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. The amounts allocated to assets acquired and liabilities assumed in the acquisitions were determined using Level 3 inputs. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable represents the best estimate of balances that will ultimately be collected, which is based in part on allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances.
10. Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other income (expense)	$(7)	$26	$271	$(220)
Loss on sale of business (1)	(1,424)	(800)	(1,424)	(800)
Gain on sale of investments (2)	168	682	168	682
Foreign currency transaction gain (loss)	9,912	(5,916)	18,797	9,868
	$8,649	$(6,008)	$17,812	$9,530
(1) During the three months ended September 30, 2017, the Company sold all of its ownership interests in three subsidiaries resulting in recognition of a net loss on sale of business of $1,424. See Note 4 for further information.

Effective September 30, 2016, the Company sold all of its ownership interests in Bryan Mills to the noncontrolling shareholders and recognized a loss of $800.

(2) During the third quarter of 2017, the Company sold one investment accounted for under the cost method and recognized a gain of $168. During the third quarter of 2016, the Company sold one investment accounted for under the equity method and one investment accounted for under the cost method and recognized a gain of $682.

11. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. Once operating segments are identified, the Company performs an analysis to determine if aggregation of its operating segments is consistent with the principles detailed in ASC 280. This determination is based upon a quantitative analysis of the expected and historic average long-term profitability for each operating segment, together with an assessment of the qualitative characteristics set forth in ASC Topic 280-10-50.
The four reportable segments that meet the appropriate aggregation criteria are as follows: “Global Integrated Agencies”; “Domestic Creative Agencies”; “Specialist Communications”; and “Media Services.” In addition, the Company combines and discloses those operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described in Note 1 and 2, respectively.

•
The Global Integrated Agencies reportable segment is comprised of the Company’s six global, integrated operating segments with broad marketing communication capabilities, including advertising, branding, digital, social media, design and production services, serving multinational clients around the world. The Global Integrated Agencies reportable segment includes 72andSunny, Anomaly, Crispin Porter + Bogusky, Doner, Forsman & Bodenfors, and kbs+. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of global clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Global Integrated Agencies reportable segment.

•
The Domestic Creative Agencies reportable segment is comprised of four operating segments that are national advertising agencies leveraging creative capabilities at their core. The Domestic Creative Agencies reportable segment includes Colle + McVoy, Laird+Partners, Mono Advertising and Union. These operating segments share similar characteristics related to (i) the nature of their creative advertising services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Domestic Creative Agencies reportable segment.

•
The Specialist Communications reportable segment is comprised of seven operating segments that are each communications agencies with core service offerings in public relations and related communications services. The Specialist Communications reportable segment includes Allison & Partners, Hunter PR, HL Group Partners, Kwittken, Luntz Global, Sloane & Company and Veritas. These operating segments share similar characteristics related to (i) the nature of their public relations and communication services, including content creation, social media and influencer marketing; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Specialist Communications reportable segment.

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

•
All Other consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes 6Degrees, Bruce Mau Design, Concentric Partners, Civilian, Gale Partners, Hello Design, Kenna, Kingsdale, Northstar Research Partners, Redscout, Relevent, Source Marketing, Team, Vitro, Yamamoto and Y Media Labs. The nature of the specialist services provided by these operating segments vary among each other and from those operating segments aggregated into the reportable segments. This results in these operating segments having current and long-term performance expectations inconsistent with those operating segments aggregated in the reportable segments.

•
Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the operating segments are allocated to the appropriate reportable segment and the All Other category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Global Integrated Agencies	$193,979	$177,262	$576,935	$489,880
Domestic Creative Agencies	24,173	22,181	67,473	66,274
Specialist Communications	40,670	40,309	125,470	123,006
Media Services	33,027	34,481	103,966	96,681
All Other	83,951	75,021	237,188	219,502
Total	$375,800	$349,254	$1,111,032	$995,343

Segment operating income (loss):
Global Integrated Agencies	$19,819	$2,873	$33,765	$24,316
Domestic Creative Agencies	5,716	4,688	13,563	14,779
Specialist Communications	4,775	11,101	13,410	17,860
Media Services	2,421	466	8,618	3,510
All Other	15,213	(22,828)	31,626	(5,619)
Corporate	(10,724)	(7,051)	(28,982)	(32,982)
Total	$37,220	$(10,751)	$72,000	$21,864

Other Income (Expense):
Other income (expense), net	8,649	(6,008)	17,812	9,530
Interest expense and finance charges, net	(16,258)	(16,322)	(48,309)	(48,690)
Loss on redemption of notes	—	—	—	(33,298)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	29,611	(33,081)	41,503	(50,594)
Income tax expense (benefit)	9,049	(1,930)	17,659	1,180
Income (loss) before equity in earnings of non-consolidated affiliates	20,562	(31,151)	23,844	(51,774)
Equity in earnings of non-consolidated affiliates	1,422	70	1,924	9
Net income (loss)	21,984	(31,081)	25,768	(51,765)
Net income attributable to the noncontrolling interest	(3,491)	(1,059)	(6,588)	(3,172)
Net income (loss) attributable to MDC Partners Inc.	$18,493	$(32,140)	$19,180	$(54,937)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$6,359	$6,111	$17,889	$14,986
Domestic Creative Agencies	$336	$353	$1,062	$1,263
Specialist Communications	$1,220	$189	$3,657	$5,123
Media Services	$917	$2,338	$2,933	$4,437
All Other (1)	$2,165	$31,693	$6,511	$36,624
Corporate	$255	$359	$864	$1,266
Total	$11,252	$41,043	$32,916	$63,699

(1) Includes impairment of goodwill charge of $29,631 for the three and nine months ended September 30, 2016.

Stock-based compensation:
Global Integrated Agencies	$3,840	$2,890	$9,892	$9,030
Domestic Creative Agencies	$177	$150	$502	$487
Specialist Communications	$659	$564	$2,264	$1,556
Media Services	$150	$70	$464	$187
All Other	$1,077	$949	$2,149	$2,124
Corporate	$477	$605	$1,599	$2,059
Total	$6,380	$5,228	$16,870	$15,443

Capital expenditures:
Global Integrated Agencies	$1,950	$3,003	$17,639	$10,703
Domestic Creative Agencies	$324	$222	$874	$920
Specialist Communications	$206	$56	$673	$2,183
Media Services	$2,171	$2,008	$3,455	$2,634
All Other	$2,497	$985	$5,660	$3,251
Corporate	$1	$—	$4	$32
Total	$7,149	$6,274	$28,305	$19,723

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
A summary of the Company’s revenue by geographic area, based on the location in which the services originated, is set forth in the following table:

	United States	Canada	Other	Total
Revenue
Three Months Ended September 30,
2017	$289,702	$31,418	$54,680	$375,800
2016	$274,506	$30,233	$44,515	$349,254
Nine Months Ended September 30,
2017	$868,847	$88,471	$153,714	$1,111,032
2016	$799,696	$92,253	$103,394	$995,343

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
Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2017, perform over the relevant future periods at their trailing twelve-months earnings levels, that these rights, if all exercised, could require the Company, in future periods, to pay an aggregate amount of approximately $15,493 to the owners of such rights to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $202 by the issuance of share capital.
In addition, the Company is obligated under similar contractual rights to pay an aggregate amount of approximately $42,268 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $2,330 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at September 30, 2017 was $60,092 of these options to purchase because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the nine months ended September 30, 2017 and 2016, these operations did not incur any costs related to damages resulting from hurricanes.
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

Commitments.  At September 30, 2017, the Company had issued $5,009 of undrawn outstanding letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $198.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented (Full Retrospective); or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application (Modified Retrospective). The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018, and intends to apply the Modified Retrospective method. Based on the Company’s assessment, the application of the new standard will result in a change in the timing of our revenue recognition within certain of the Company’s arrangements. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Further, based on the Company’s initial assessment, it is expected that an input measure such as cost to cost or labor hours would be an appropriate measure of progress in the majority of situations for which over time revenue recognition is applied.
Furthermore, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations; however, our initial assessments indicate that such change is not expected to have a material effect on the Company’s results of operations. The Company is continuing to evaluate the standard’s impact on the consolidated results of operations and financial condition, and the related disclosure requirements.
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
Two such non-U.S. GAAP measures are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact (a) of the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) “non-GAAP acquisitions (dispositions), net.” Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
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
The following discussion focuses on the operating performance of the Company for the nine months ended September 30, 2017 and 2016 and the financial condition of the Company as of September 30, 2017. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2016 as reported on the Annual Report on Amendment No. 1 on Form 10-K/A (the "Annual Report on Form 10-K/A"). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.

Executive Summary
MDC conducts its business through its network of Partner Firms, the “Advertising and Communications Group,” who provide a comprehensive array of marketing and communications services for clients both domestically and globally. The Company’s objective is to create shareholder value by building, growing and acquiring market-leading Partner Firms that deliver innovative, value-added marketing, activation, communications and strategic consulting to their clients. Management believes that shareholder value is maximized with an operating philosophy of “Perpetual Partnership” with proven committed industry leaders in marketing communications.
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenues, operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth by primary discipline (v) growth from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Partner Firm’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
As discussed in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company aggregates operating segments that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. The following discussion provides additional detailed disclosure for each of the Company’s four reportable segments, plus the All Other category, within the Advertising and Communications Group.
The four reportable segments are as follows:
Global Integrated Agencies - This segment is comprised of the Company’s six global, integrated operating segments with broad marketing communication capabilities, including advertising, branding, digital, social media, design and production services, serving multinational clients around the world.
Domestic Creative Agencies - This segment is comprised of four operating segments that are national advertising agencies leveraging creative capabilities at their core.
Specialist Communications Agencies - This segment is comprised of seven operating segments that are each communications agencies with core service offerings in public relations and related communications services.
Media Services - This segment is comprised of a unique single operating segment with media buying and planning as its core competency.
The All Other category consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but are not eligible for aggregation with the reportable segments in accordance with ASC 280.
In addition, MDC reports its corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments as Corporate. Corporate provides client and business development support to the operating segements as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions. Additional expenses managed by the corporate office that are directly related to the operating segments are allocated to the appropriate reportable segment and the All Other category.
Certain Factors Affecting Our Business
Overall Factors Affecting our Business and Results of Operations.  The most significant factors include national, regional and local economic conditions, our clients’ business trends and profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the creative product that our Partner Firms offer. A client may choose to change marketing communication firms for a number of reasons, such as a change in top management and the new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Further, global clients are trending to consolidate the use of numerous marketing communication firms to just one or two. Another factor in a client changing firms is the agency’s campaign or work product is not providing results and client’s feel a change is in order to generate additional revenues.
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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Global Integrated Agencies	$193,979	$177,262	$576,935	$489,880
Domestic Creative Agencies	24,173	22,181	67,473	66,274
Specialist Communications	40,670	40,309	125,470	123,006
Media Services	33,027	34,481	103,966	96,681
All Other	83,951	75,021	237,188	219,502
Total	$375,800	$349,254	$1,111,032	$995,343

Segment operating income (loss):
Global Integrated Agencies	$19,819	$2,873	$33,765	$24,316
Domestic Creative Agencies	5,716	4,688	13,563	14,779
Specialist Communications	4,775	11,101	13,410	17,860
Media Services	2,421	466	8,618	3,510
All Other	15,213	(22,828)	31,626	(5,619)
Corporate	(10,724)	(7,051)	(28,982)	(32,982)
Total	$37,220	$(10,751)	$72,000	$21,864

Other Income (Expense):
Other income (expense), net	8,649	(6,008)	17,812	9,530
Interest expense and finance charges, net	(16,258)	(16,322)	(48,309)	(48,690)
Loss on redemption of notes	—	—	—	(33,298)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	29,611	(33,081)	41,503	(50,594)
Income tax expense (benefit)	9,049	(1,930)	17,659	1,180
Income (loss) before equity in earnings of non-consolidated affiliates	20,562	(31,151)	23,844	(51,774)
Equity in earnings of non-consolidated affiliates	1,422	70	1,924	9
Net income (loss)	21,984	(31,081)	25,768	(51,765)
Net income attributable to the noncontrolling interest	(3,491)	(1,059)	(6,588)	(3,172)
Net income (loss) attributable to MDC Partners Inc.	$18,493	(32,140)	19,180	(54,937)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$6,359	$6,111	$17,889	$14,986
Domestic Creative Agencies	336	353	1,062	1,263
Specialist Communications	1,220	189	3,657	5,123
Media Services	917	2,338	2,933	4,437
All Other (1)	2,165	31,693	6,511	36,624
Corporate	255	359	864	1,266
Total	$11,252	$41,043	$32,916	$63,699

(1) Includes impairment of goodwill charge of $29,631 for the three and nine months ended September 30, 2016.

Stock-based compensation:
Global Integrated Agencies	$3,840	$2,890	$9,892	$9,030
Domestic Creative Agencies	177	150	502	487
Specialist Communications	659	564	2,264	1,556
Media Services	150	70	464	187
All Other	1,077	949	2,149	2,124
Corporate	477	605	1,599	2,059
Total	$6,380	$5,228	$16,870	$15,443

Capital expenditures:
Global Integrated Agencies	$1,950	$3,003	$17,639	$10,703
Domestic Creative Agencies	324	222	874	920
Specialist Communications	206	56	673	2,183
Media Services	2,171	2,008	3,455	2,634
All Other	2,497	985	5,660	3,251
Corporate	1	—	4	32
Total	$7,149	$6,274	$28,305	$19,723

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue was $375.8 million for the three months ended September 30, 2017, compared to revenue of $349.3 million for the three months ended September 30, 2016, representing an increase of $26.5 million, or 7.6%. The change in revenue was driven by revenue growth from existing Partner Firms of $27.1 million, or 7.8% and a positive foreign exchange impact of $2.6 million, or 0.8%, partially offset by a negative impact from dispositions of $3.2 million, or 0.9%.
Operating profit for the three months ended September 30, 2017 was $37.2 million compared to an operating loss of $10.8 million for the three months ended September 30, 2016, representing an increase of $48.0 million. The increase in operating profit was primarily driven by an increase in operating profit in the Advertising and Communications Group of $51.6 million, partially offset by an increase in Corporate operating expenses of $3.7 million.
Net income was $22.0 million for the three months ended September 30, 2017 compared to a net loss of $31.1 million for the three months ended September 30, 2016, representing a net income increase of $53.1 million. The increase was primarily attributable to an increase in operating profit of $48.0 million and an increase in foreign exchange gain of $15.8 million, partially offset by an increase in income tax expense of $11.0 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus “All Other,” within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $375.8 million for the three months ended September 30, 2017 compared to revenue of $349.3 million for the three months ended September 30, 2016, representing an increase of $26.5 million, or 7.6%. The change in revenue was driven by revenue growth from existing Partner Firms of $27.1 million, or 7.8%, and a positive foreign exchange impact of $2.6 million, or 0.8%, partially offset by a negative impact from dispositions of $3.2 million, or 0.9%. Revenue growth was attributable to net new client wins, increased spending as well as expanded scopes of services by existing clients, and higher pass-through costs. The performance by client sector was led by growth in communications, financials, food & beverage, partially offset by a decline in technology, retail, and automotive.
Revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $15.2 million, or 5.5%, due to new business wins, increased spending as well as expanded scopes of services by existing clients, and higher pass-through costs. In Canada, revenue increased by $1.2 million, or 3.9% mostly due to a positive foreign exchange impact. Outside of the North American region, revenue growth was $10.2 million, or 22.8%, primarily driven by new client wins, increased spend from existing clients, and higher pass-through costs as we continue to extend our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined in Item 2. For the three months ended September 30, 2017 organic revenue growth was $27.1 million, or 7.8%, all of which pertained to Partner Firms which the Company has owned throughout each of the comparable periods presented. The other components of non-GAAP activity include a negative non-GAAP acquisition (disposition), net adjustment of $3.2 million, or 0.9%, and a positive foreign exchange impact of $2.6 million, or 0.8%.
The components of the change in revenues for the three months ended September 30, 2017 are as follows:

		2017 Non-GAAP Activity				Change
Advertising and Communications Group	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2017 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$274.5	$—	$(1.2)	$16.4	$289.7	—%	(0.5)%	6.0%	5.5%
Canada	30.2	1.3	(0.1)	—	31.4	4.2%	(0.5)%	0.2%	3.9%
Other	44.5	1.3	(1.8)	10.6	54.7	3.0%	(3.9)%	23.8%	22.8%
Total	$349.3	$2.6	$(3.2)	$27.1	$375.8	0.8%	(0.9)%	7.8%	7.6%

The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended September 30, 2017:

	Global Integrated Agencies	Media Services	All Other	Total
	(Dollars in Millions)
GAAP revenue from 2016 acquisitions (1)	$—	$—	$—	$—
Foreign exchange impact	—	—	—	—
Contribution to non-GAAP organic revenue (growth) decline (2)	—	—	—	—
Prior year revenue from dispositions	(1.8)	(1.2)	(0.1)	(3.2)
Non-GAAP acquisitions (dispositions), net	$(1.8)	$(1.2)	$(0.1)	$(3.2)

(1)
Operating segments not impacted by revenue from acquired Partner Firms in the current and prior period were excluded. In addition, no acquisitions were completed during 2017. Refer to Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further information pertaining to the current year dispositions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues for the three months ended September 30, 2017 and 2016 is as follows:

	2017	2016
United States	77.1%	78.6%
Canada	8.4%	8.7%
Other	14.5%	12.7%
Organic revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $16.4 million, or 6.0%, due to net new client wins, increased spending by existing clients, and higher pass-through costs. In Canada, organic revenue increased slightly as increased client spending was mostly offset by a decrease in pass-through costs. Organic revenue growth from outside of North America was $10.6 million, or 23.8% driven by new client wins and increased spend from existing clients as we continue to extend our capabilities into new markets throughout Europe, Asia, and to a lesser degree, South America.
The positive foreign exchange impact of $2.6 million, or 0.8%, was primarily due to the strengthening of the Canadian dollar and the Swedish Króna against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$375.8		$349.3		$26.5	7.6%
Operating expenses
Cost of services sold	249.4	66.4%	235.7	67.5%	13.8	5.8%
Office and general expenses	67.4	17.9%	76.6	21.9%	(9.2)	(12.0)%
Depreciation and amortization	11.0	2.9%	11.1	3.2%	(0.1)	(0.5)%
Goodwill impairment	—	—%	29.6	8.5%	(29.6)	(100.0)%
	$327.9	87.2%	$353.0	101.1%	$(25.1)	(7.1)%
Operating profit (loss)	$47.9	12.8%	$(3.7)	(1.1)%	$51.6	(1,395.1)%
Operating profit in the Advertising and Communications Group for the three months ended September 30, 2017 was $47.9 million compared to an operating loss of $3.7 million for the three months ended September 30, 2016, representing an increase of $51.6 million. Operating margins improved from a loss margin of 1.1% in 2016 to a profit margin of 12.8% in 2017. The increase in operating profit and margin was largely due to a goodwill impairment of $29.6 million recognized in 2016, income attributable to deferred acquisition consideration, and decreased staff costs as a percentage of revenue, partially offset by increased direct costs as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$62.9	16.7%	$53.4	15.3%	$9.5	17.8%
Staff costs (2)	204.2	54.3%	198.0	56.7%	6.2	3.1%
Administrative	46.3	12.3%	45.1	12.9%	1.2	2.7%
Deferred acquisition consideration	(2.5)	(0.7)%	11.2	3.2%	(13.6)	(122.1)%
Stock-based compensation	5.9	1.6%	4.6	1.3%	1.3	27.7%
Depreciation and amortization	11.0	2.9%	11.1	3.2%	(0.1)	(0.5)%
Goodwill impairment	—	—%	29.6	8.5%	(29.6)	(100.0)%
Total operating expenses	$327.9	87.2%	$353.0	101.1%	$(25.1)	(7.1)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the three months ended September 30, 2017 were $62.9 million compared to $53.4 million for the three months ended September 30, 2016, representing an increase of $9.5 million, or 17.8%. As a percentage of revenue, direct costs increased from 15.3% in 2016 to 16.7% in 2017. The increase in direct costs and as a percentage of revenue was primarily due to an increase in costs incurred on the client’s behalf from some of our Partner Firms acting as principal.
Staff costs in the Advertising and Communications Group for the three months ended September 30, 2017 were $204.2 million compared to $198.0 million for the three months ended September 30, 2016, representing an increase of $6.2 million, or 3.1%. The increase in staff costs was due to higher costs to support an increased level of new business activities by certain Partner Firms. As a percentage of revenue, staff costs decreased from 56.7% in 2016 to 54.3% in 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as well as savings pertaining to headcount action taken in prior periods.
Goodwill impairment in the Advertising and Communications Group for the three months ended September 30, 2016 was $29.6 million, which was comprised of a partial impairment of goodwill of $27.9 million relating to an experiential reporting unit and a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit, all of which is reported in the All Other category. No such goodwill impairment was recognized during the three months ended September 30, 2017.
Deferred acquisition consideration in the Advertising and Communications Group for the three months ended September 30, 2017 was income of $2.5 million compared to an expense of $11.2 million for the three months ended September 30, 2016, representing a change of $13.6 million. The change in the deferred acquisition consideration adjustment was primarily due to the increased estimated liability in the prior period driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1.4% of revenue for the three months ended September 30, 2016 and 2017.
Depreciation and amortization expense in the Advertising and Communications Group remained consistent at approximately $11.0 million for the three months ended September 30, 2016 and 2017.

Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $194.0 million for the three months ended September 30, 2017 compared to revenue of $177.3 million for the three months ended September 30, 2016, representing an increase of $16.7 million, or 9.4%. The change in revenue was driven by revenue growth from existing Partner Firms of $16.8 million, or 9.5%, and a positive foreign exchange impact of $1.6 million, or 0.9%, partially offset by a negative impact from dispositions of $1.8 million, or 1.0%. Revenue growth was primarily due to new business wins, increased spending as well as expanded scopes of services by existing clients, and higher pass-through costs.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$194.0		$177.3		$16.7	9.4%
Operating expenses
Cost of services sold	128.8	66.4%	119.0	67.1%	9.8	8.2%
Office and general expenses	39.0	20.1%	49.3	27.8%	(10.3)	(20.9)%
Depreciation and amortization	6.4	3.3%	6.1	3.4%	0.2	4.0%
	$174.2	89.8%	$174.4	98.4%	$(0.2)	(0.1)%
Operating profit	$19.8	10.2%	$2.9	1.6%	$17.0	591.8%
Operating profit in the Global Integrated Agencies reportable segment for the three months ended September 30, 2017 was $19.8 million compared to $2.9 million for the three months ended September 30, 2016, representing an increase of $17.0 million, or 591.8%. Operating margins improved by 860 basis points from 1.6% for 2016 to 10.2% for 2017. The increase in operating profit and margin was due to increased revenue growth, a decline in deferred acquisition consideration adjustments, and improvements in staff costs as a percentage of revenue, partially offset by increased direct costs.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$24.5	12.7%	$15.6	8.8%	$9.0	57.8%
Staff costs (2)	111.3	57.4%	111.6	63.0%	(0.3)	(0.3)%
Administrative	26.2	13.5%	22.4	12.6%	3.8	17.1%
Deferred acquisition consideration	1.9	1.0%	15.9	8.9%	(14.0)	(88.0)%
Stock-based compensation	3.8	2.0%	2.9	1.6%	1.0	32.9%
Depreciation and amortization	6.4	3.3%	6.1	3.4%	0.2	4.0%
Total operating expenses	$174.2	89.8%	$174.4	98.4%	$(0.2)	(0.1)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the three months ended September 30, 2017 were $24.5 million compared to $15.6 million for the three months ended September 30, 2016, representing an increase of $9.0 million, or 57.8%. As a percentage of revenue, direct costs increased from 8.8% in 2016 to 12.7% in 2017. The increase in direct costs and as a percentage of revenue was primarily due to an increase in costs incurred on certain clients’ behalf from some of our existing Partner Firms acting as principal.

Staff costs in the Global Integrated Agencies reportable segment for the three months ended September 30, 2017 were $111.3 million compared to $111.6 million for the three months ended September 30, 2016, representing a decrease of $0.3 million, or 0.3%. As a percentage of revenue, staff costs decreased from 63.0% in 2016 to 57.4% in 2017. The decrease in staff costs and as a percentage of revenue was primarily driven by revenue growth as well as savings pertaining to headcount action taken in prior periods.
Deferred acquisition consideration expense in the Global Integrated Agencies reportable segment for the three months ended September 30, 2017 was $1.9 million compared to $15.9 million for the three months ended September 30, 2016, representing a decrease of $14.0 million, or 88.0%. The decrease in expense was primarily due to the increased estimated liability in the prior period driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $24.2 million for the three months ended September 30, 2017 compared to revenue of $22.2 million for the three months ended September 30, 2016, representing an increase of $2.0 million, or 9.0%. The change in revenue is due to revenue growth from existing Partner Firms of $1.9 million, or 8.6% and a positive foreign exchange impact of $0.1 million, or 0.4%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$24.2		$22.2		$2.0	9.0%
Operating expenses
Cost of services sold	13.4	55.4%	12.5	56.2%	0.9	7.4%
Office and general expenses	4.7	19.5%	4.7	21.0%	0.1	1.2%
Depreciation and amortization	0.3	1.4%	0.4	1.6%	—	(4.3)%
	$18.5	76.4%	$17.5	78.9%	$1.0	5.5%
Operating profit	$5.7	23.6%	$4.7	21.1%	$1.0	21.9%
Operating profit in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2017 was $5.7 million compared to $4.7 million for the three months ended September 30, 2016, representing an increase of $1.0 million, or 21.9%. Operating margins improved by 250 basis points from 21.1% in 2016 to 23.6% in 2017. The increase in operating profit and margin was due to increased revenue growth as well as improved staff cost as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$0.6	2.4%	$0.5	2.4%	$—	7.7%
Staff costs (2)	14.7	60.7%	13.7	61.9%	0.9	6.8%
Administrative	2.7	11.1%	3.0	13.4%	(0.3)	(9.5)%
Deferred acquisition consideration	—	—%	(0.3)	(1.2)%	0.3	(100.0)%
Stock-based compensation	0.2	0.7%	0.2	0.7%	—	18.0%
Depreciation and amortization	0.3	1.4%	0.4	1.6%	—	(4.3)%
Total operating expenses	$18.5	76.4%	$17.5	78.9%	$1.0	5.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.

Staff costs in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2017 were $14.7 million compared to $13.7 million for the three months ended September 30, 2016, representing an increase of $0.9 million, or 6.8%. As a percentage of revenue, staff costs decreased from 61.9% in 2016 to 60.7% in 2017. As a percentage of revenue, staff costs decreased due to better leverage of headcount in support of revenue growth.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $40.7 million for the three months ended September 30, 2017 compared to revenue of $40.3 million for the three months ended September 30, 2016, representing an increase of $0.4 million, or 0.9%. The change in revenue is due to revenue growth from Partner Firms of $0.3 million, or 0.6% and a positive foreign exchange impact of $0.1 million, or 0.3%.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$40.7		$40.3		$0.4	0.9%
Operating expenses
Cost of services sold	26.6	65.4%	27.6	68.4%	(1.0)	(3.6)%
Office and general expenses	8.1	19.9%	1.4	3.6%	6.7	464.7%
Depreciation and amortization	1.2	3.0%	0.2	0.5%	1.0	549.5%
	$35.9	88.3%	$29.2	72.5%	$6.7	22.9%
Operating profit	$4.8	11.7%	$11.1	27.5%	$(6.3)	(57.0)%
Operating profit in the Specialist Communications reportable segment for the three months ended September 30, 2017 was $4.8 million compared to $11.1 million for the three months ended September 30, 2016, representing a decrease of $6.3 million, or 57.0%. Operating margins declined from 27.5% in 2016 to 11.7% in 2017. The decrease in operating profit and margin was primarily due to the change in the deferred acquisition consideration adjustment.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.9	21.9%	$9.5	23.6%	$(0.6)	(6.1)%
Staff costs (2)	19.7	48.3%	19.3	47.9%	0.4	1.9%
Administrative	5.3	13.0%	5.5	13.8%	(0.3)	(4.6)%
Deferred acquisition consideration	0.1	0.3%	(5.9)	(14.6)%	6.0	(102.3)%
Stock-based compensation	0.7	1.6%	0.6	1.4%	0.1	16.6%
Depreciation and amortization	1.2	3.0%	0.2	0.5%	1.0	549.5%
Total operating expenses	$35.9	88.3%	$29.2	72.5%	$6.7	22.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Deferred acquisition consideration in the Specialist Communications reportable segment for the three months ended September 30, 2017 was an expense of $0.1 million compared to income of $5.9 million for the three months ended September 30, 2016, representing a change of $6.0 million, or 102.3%. The change in the deferred acquisition consideration adjustment was due to the aggregate under-performance of certain Partner Firms in 2016 as compared to forecasted expectations.

Media Services
Revenue in the Media Services reportable segment was $33.0 million for the three months ended September 30, 2017 compared to revenue of $34.5 million for the three months ended September 30, 2016, representing a decrease of $1.5 million, or 4.2%. The change in revenue was due to a negative impact from disposition of $1.2 million, or 3.6%, as well as revenue decline from our existing Partner Firms of $0.3 million, or 0.7%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$33.0		$34.5		$(1.5)	(4.2)%
Operating expenses
Cost of services sold	21.7	65.6%	24.8	72.0%	(3.2)	(12.7)%
Office and general expenses	8.0	24.3%	6.9	19.9%	1.2	17.0%
Depreciation and amortization	0.9	2.8%	2.3	6.8%	(1.4)	(60.8)%
	$30.6	92.7%	$34.0	98.6%	$(3.4)	(10.0)%
Operating profit	$2.4	7.3%	$0.5	1.4%	$2.0	418.6%
Operating profit in the Media Services reportable segment for the three months ended September 30, 2017 was $2.4 million compared to $0.5 million for the three months ended September 30, 2016, representing an increase of $2.0 million, or 418.6%. Operating margins improved by 590 basis points from 1.4% in 2016 to 7.3% in 2017. The increase in operating profit and margin was due to decreased administrative costs and depreciation and amortization, partially offset by a decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.3	25.1%	$7.9	22.9%	$0.4	5.1%
Staff costs (2)	16.8	50.9%	17.2	50.0%	(0.4)	(2.4)%
Administrative	4.3	13.0%	6.3	18.3%	(2.0)	(31.8)%
Deferred acquisition consideration	0.1	0.3%	0.2	0.5%	(0.1)	(31.5)%
Stock-based compensation	0.2	0.5%	0.1	0.2%	0.1	111.3%
Depreciation and amortization	0.9	2.8%	2.3	6.8%	(1.4)	(60.8)%
Total operating expenses	$30.6	92.7%	$34.0	98.6%	$(3.4)	(10.0)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Administrative costs in the Media Services reportable segment for the three months ended September 30, 2017 were $4.3 million compared to $6.3 million for the three months ended September 30, 2016, representing a decrease of $2.0 million, or 31.8%. The decrease in administrative costs was due to a decrease in outside professional services fees as well as occupancy cost savings realized from real estate consolidation initiatives.
Depreciation and amortization expense in the Media Services reportable segment for the three months ended September 30, 2017 was $0.9 million compared to $2.3 million for the three months ended September 30, 2016, representing a decrease of $1.4 million, or 60.8%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.

All Other
Revenue in the All Other category was $84.0 million for the three months ended September 30, 2017 compared to revenue of $75.0 million for the three months ended September 30, 2016, representing an increase of $8.9 million, or 11.9%. The change in revenue is due to revenue growth from existing Partner Firms of $8.2 million, or 11.1%, and a positive foreign exchange impact of $0.8 million, or 1.1%, partially offset by a negative impact from dispositions of $0.1 million, or 0.2%.
The change in expenses as a percentage of revenue in the All Other category for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$84.0		$75.0		$8.9	11.9%
Operating expenses
Cost of services sold	59.0	70.2%	51.8	69.0%	7.2	13.8%
Office and general expenses	7.6	9.1%	14.4	19.1%	(6.8)	(47.0)%
Depreciation and amortization	2.2	2.6%	2.1	2.7%	0.1	5.1%
Goodwill impairment	—	—%	29.6	39.5%	(29.6)	(100.0)%
	$68.7	81.9%	$97.8	130.4%	$(29.1)	(29.7)%
Operating profit (loss)	$15.2	18.1%	$(22.8)	(30.4)%	$38.0	(166.6)%
Operating profit in the All Other category for the three months ended September 30, 2017 was $15.2 million compared to a loss of $22.8 million for the three months ended September 30, 2016, representing an increase of $38.0 million. Operating margins improved from a loss margin of 30.4% in 2016 to a profit margin of 18.1% in 2017. The increase in operating profit and margin was largely due to a goodwill impairment recognized in 2016 and a change in the deferred acquisition consideration adjustment, partially offset by an increase in staff costs.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$20.5	24.5%	$19.9	26.5%	$0.7	3.4%
Staff costs (2)	41.7	49.7%	36.1	48.2%	5.6	15.4%
Administrative	7.9	9.4%	7.9	10.5%	(0.1)	(0.7)%
Deferred acquisition consideration	(4.6)	(5.5)%	1.3	1.7%	(5.9)	(459.1)%
Stock-based compensation	1.1	1.3%	1.0	1.3%	0.1	13.5%
Depreciation and amortization	2.2	2.6%	2.1	2.7%	0.1	5.1%
Goodwill impairment	—	—%	29.6	39.5%	(29.6)	(100.0)%
Total operating expenses	$68.7	81.9%	$97.8	130.4%	$(29.1)	(29.7)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Goodwill impairment in the All Other category for the three months ended September 30, 2016 was $29.6 million, which was comprised of a partial impairment of goodwill of $27.9 million relating to an experiential reporting unit and a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. No such goodwill impairment was recognized during the three months ended September 30, 2017.
Deferred acquisition consideration in the All Other category for the three months ended September 30, 2017 was income of $4.6 million compared to an expense of $1.3 million for the three months ended September 30, 2016, representing a change of

$5.9 million. The change was primarily due to aggregate under performance of certain Partner Firms as compared to forecasted expectations in the current period.
Staff costs in the All Other category for the three months ended September 30, 2017 were $41.7 million compared to $36.1 million for the three months ended September 30, 2016, representing an increase of $5.6 million, or 15.4%. As a percentage of revenue, staff costs increased from 48.2% in 2016 to 49.7% in 2017. The increase in staff costs was primarily due to higher headcount at certain Partner Firms to support growth of their business.
Corporate
The change in operating expenses for Corporate for the three months ended September 30, 2017 and 2016 was as follows:

	2017	2016	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$5.4	$6.0	$(0.6)	(9.2)%
Administrative	4.6	0.1	4.5	4,016.2%
Stock-based compensation	0.5	0.6	(0.1)	(21.0)%
Depreciation and amortization	0.3	0.4	(0.1)	(29.0)%
Total operating expenses	$10.7	$7.1	$3.7	52.1%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the three months ended September 30, 2017 were $10.7 million compared to $7.1 million for the three months ended September 30, 2016, representing an increase of $3.7 million, or 52.1%.
Staff costs for Corporate for the three months ended September 30, 2017 were $5.4 million compared to $6.0 million for the three months ended September 30, 2016, representing a decrease of $0.6 million, or 9.2%.
Administrative costs for Corporate for the three months ended September 30, 2017 were $4.6 million compared to $0.1 million for the three months ended September 30, 2016, representing an increase of $4.5 million. This increase was primarily related to insurance proceeds of $3.2 million received by the Company in the prior period relating to the class action litigation and the completed SEC investigation, and an increase in professional fees of $1.3 million, inclusive of fees related to the implementation of ASC 606, Revenue from Contracts with Customers, which is effective January 1, 2018. These incremental items were offset by a reduction in current staff and administrative costs.
Other, Net
Other, net, for the three months ended September 30, 2017 was income of $8.6 million compared to an expense of $6.0 million for the three months ended September 30, 2016, representing an increase in income of $14.6 million. The increase was primarily related to an unrealized foreign exchange gain of $9.9 million in 2017 compared to an unrealized foreign exchange loss of $5.9 million in 2016. The foreign exchange gain in 2017 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the depreciation of the U.S. dollar against the Canadian dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended September 30, 2017 was $16.3 million compared to $16.3 million for the three months ended September 30, 2016, representing a decrease of $0.1 million. The decrease was primarily due to lower incremental borrowings under the Company’s revolving Credit Agreement in comparison to the prior period. See Note 6 for additional information on the Wells Fargo Credit Agreement.
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2017 was $9.0 million compared to a benefit of $1.9 million for the three months ended September 30, 2016, representing an expense increase of $10.9 million. This increase in expense was attributable to the tax exposure of certain jurisdictions as the Company’s businesses were in a profitable position in comparison to the prior period. In addition, for both periods the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. The Company recorded income of $1.4 million for the three months ended September 30, 2017 compared to income of $0.1 million for the three months ended September 30, 2016, representing an increase of $1.3 million.

Noncontrolling Interests
The effect of noncontrolling interests for the three months ended September 30, 2017 was $3.5 million compared to $1.1 million for the three months ended September 30, 2016, representing an increase of $2.4 million. This increase was attributable to the noncontrolling interests of certain Partner Firms that attained the right to distribution of earnings in the current period.

Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the three months ended September 30, 2017 was $16.5 million, or $0.24 per diluted share, compared to net loss attributable to MDC Partners Inc. common shareholders of $32.1 million, or $0.62 per diluted share, for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue was $1.1 billion for the nine months ended September 30, 2017 compared to revenue of $1.0 billion for the nine months ended September 30, 2016, representing an increase of $115.7 million, or 11.6%. The change in revenue was driven by revenue growth from existing Partner Firms of $78.7 million, or 7.9%, partially offset by a negative foreign exchange impact of $2.0 million, or 0.2%. Revenue from acquired Partner Firms was $43.5 million, or 4.4%, partially offset by a negative impact from dispositions of $4.5 million, or 0.5%.
Operating profit for the nine months ended September 30, 2017 was $72.0 million compared to operating profit of $21.9 million for the nine months ended September 30, 2016, representing an increase of $50.1 million. The increase in operating profit was primarily driven by an increase in operating profit in the Advertising and Communications Group of $46.1 million as well as a decrease of Corporate operating expenses of $4.0 million.
Net income was $25.8 million for the nine months ended September 30, 2017 compared to a net loss of $51.8 million for the nine months ended September 30, 2016. The increase in net income of $77.5 million was primarily due to an increase in operating profit of $50.1 million, a loss on redemption of notes of $33.3 million recognized in 2016, and an increase in foreign exchange gain of $8.9 million, partially offset by an increase in tax expense of $16.5 million.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus “All Other,” within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $1.1 billion for the nine months ended September 30, 2017 compared to revenue of $1.0 billion for the nine months ended September 30, 2016, representing an increase of $115.7 million, or 11.6%. The change in revenue was driven by revenue growth from existing Partner Firms of $78.7 million, or 7.9%, partially offset by a negative foreign exchange impact of $2.0 million, or 0.2%. Revenue from acquired Partner Firms was $43.5 million, or 4.4%, partially offset by a negative impact from dispositions of $4.5 million, or 0.5%. Revenue growth was attributable to net new client wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. There was broad based growth by client sector, with particular strength in communications, food & beverage, financials, and consumer products, partially offset by a decline in technology.
Revenue growth was driven by the Company’s business in the United States with growth of $69.2 million, or 8.6% due to new business wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. In Canada, revenue declined $3.8 million, or 4.1%, mostly due to lower pass-through costs. Outside of the North American region, revenue growth was $50.3 million, or 48.7%, primarily consisting of contributions from acquired Partner Firms of $43.5 million, or 42.1%, partially offset by a negative impact from dispositions of $1.8 million, or 1.7%. Revenue contributions from existing Partner Firms consisted of revenue growth of $11.2 million, or 10.8%, due to new business wins, increased spending, and higher pass-through costs, partially offset by a negative impact from foreign exchange of $2.6 million, or 2.5%.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined in Item 2. For the nine months ended September 30, 2017, organic revenue growth was $83.6 million, or 8.4%, of which $78.6 million pertained to Partner Firms which the Company has held throughout each of the comparable periods presented, with the remaining $4.9 million generated through acquired Partner Firms. The other components of non-GAAP activity include non-GAAP acquisition (disposition), net adjustments of $36.5 million, or 3.7%, and a negative foreign exchange impact of $4.4 million, or 0.4%.
The components of the change in revenues by geography in the Advertising and Communications Group for the nine months ended September 30, 2017 are as follows:

		2017 Non-GAAP Activity				Change
Advertising and Communications Group	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2017 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$799.7	$—	$(1.2)	$70.4	$868.8	—%	(0.2)%	8.8%	8.6%
Canada	92.3	0.7	(1.5)	(2.9)	88.5	0.7%	(1.6)%	(3.2)%	(4.1)%
Other	103.4	(5.0)	39.2	16.1	153.7	(4.9)%	37.9%	15.6%	48.7%
Total	$995.3	$(4.4)	$36.5	$83.6	$1,111.0	(0.4)%	3.7%	8.4%	11.6%

The below is a reconciliation between the Acquisitions (Dispositions), net to revenue from acquired businesses in the statement of operations for the nine months ended September 30, 2017:

	Global Integrated Agencies	Media Services	All Other	Total
	(Dollars in Millions)
GAAP revenue from 2016 acquisitions (1)	$43.5	$—	$—	$43.5
Foreign exchange impact	2.4	—	—	2.4
Contribution to organic revenue (growth) decline (2)	(4.9)	—	—	(4.9)
Prior year revenue from dispositions	(1.8)	(1.2)	(1.5)	(4.5)
Non-GAAP acquisitions (dispositions), net	$39.2	$(1.2)	$(1.5)	$36.5

(1)
Operating segments not impacted by revenue from acquired Partner Firms in the current and prior period were excluded. In addition, no acquisitions were completed during 2017. Refer to Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further information pertaining to the current year dispositions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the nine months ended September 30, 2017 and 2016 are as follows:

	2017	2016
United States	78.2%	80.3%
Canada	8.0%	9.3%
Other	13.8%	10.4%
Organic revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $70.4 million, or 8.8%, due to new business wins, increased spending as well as expanded scopes of services by existing clients, and higher pass-through costs. In Canada, organic revenue declined $2.9 million, or 3.2%, due to a decrease in pass-through costs. Organic revenue growth from outside of North America was $16.1 million, or 15.6%, consisting of $4.9 million from acquired Partner Firms in addition to contributions from positive net new business from existing Partner Firms.
The adverse foreign exchange impact of $4.4 million, or 0.4%, was primarily due to the weakening of the British Pound and the Swedish Króna against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,111.0		$995.3		$115.7	11.6%
Operating Expenses
Cost of services sold	754.8	67.9%	675.9	67.9%	78.9	11.7%
Office and general expenses	223.2	20.1%	202.1	20.3%	21.1	10.4%
Depreciation and amortization	32.1	2.9%	32.8	3.3%	(0.8)	(2.3)%
Goodwill impairment	—	—%	29.6	3.0%	(29.6)	(100.0)%
	$1,010.0	90.9%	$940.5	94.5%	$69.6	7.4%
Operating profit	$101.0	9.1%	$54.8	5.5%	$46.1	84.1%
Operating profit in the Advertising and Communications Group for the nine months ended September 30, 2017 was $101.0 million compared to $54.8 million for the nine months ended September 30, 2016, representing an increase of $46.1 million, or 84.1%. Operating margins improved by 360 basis points from 5.5% in 2016 to 9.1% in 2017. The increase in operating profit and margin was largely due to a goodwill impairment of $29.6 million recognized in 2016, a decrease in staff costs as a percentage of revenue, and a reduction deferred acquisition consideration, partially offset by an increase in direct costs.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$192.8	17.3%	$146.2	14.7%	$46.5	31.8%
Staff costs (2)	615.8	55.4%	572.0	57.5%	43.8	7.7%
Administrative	140.9	12.7%	129.3	13.0%	11.6	9.0%
Deferred acquisition consideration	13.3	1.2%	17.2	1.7%	(3.9)	(22.7)%
Stock-based compensation	15.3	1.4%	13.4	1.3%	1.9	14.1%
Depreciation and amortization	32.1	2.9%	32.8	3.3%	(0.8)	(2.3)%
Goodwill impairment	—	—%	29.6	3.0%	(29.6)	(100.0)%
Total operating expenses	$1,010.0	90.9%	$940.5	94.5%	$69.6	7.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the nine months ended September 30, 2017 were $192.8 million compared to $146.2 million for the nine months ended September 30, 2016, representing an increase of $46.5 million, or 31.8%. As a percentage of revenue, direct costs increased from 14.7% in 2016 to 17.3% in 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Staff costs in the Advertising and Communications Group for the nine months ended September 30, 2017 were $615.8 million compared to $572.0 million for the nine months ended September 30, 2016, representing an increase of $43.8 million, or 7.7%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Parter Firms. As a percentage of revenue, staff costs decreased from 57.5% in 2016 to 55.4% in 2017. The decrease in staff costs was primarily driven by revenue growth as well as savings pertaining to headcount action taken in prior periods.
Administrative costs in the Advertising and Communications Group for the nine months ended September 30, 2017 were $140.9 million compared to $129.3 million, representing an increase of $11.6 million, or 9.0%. The increase was primarily due to increases in occupancy costs incurred to support the growth and expansion of certain Partner Firms and contributions from acquired Partner Firms, partially offset by occupancy cost savings realized from real estate consolidation initiatives at other Partner Firms. As a percentage of revenue, administrative costs were 13.0% in 2016 compared to 12.7% in 2017.
Goodwill impairment in the Advertising and Communications Group for the nine months ended September 30, 2016 was $29.6 million, which was comprised of a partial impairment of goodwill of $27.9 million relating to an experiential reporting unit and a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. No such goodwill impairment was recognized during the nine months ended September 30, 2017.
Deferred acquisition consideration in the Advertising and Communications Group was an expense of $13.3 million for the nine months ended September 30, 2017 compared to expense of $17.2 million for the nine months ended September 30, 2016, representing a decrease of $3.9 million, or 22.7%. The decrease in the deferred acquisition consideration expense pertained to the increased estimated liability in the prior period driven by the decrease in the Company’s stock price pertaining to an acquired Partner Firm in which the Company used its equity as purchase consideration, partially offset by the finalization of future payments pertaining to an acquisition completed in 2016 and increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017.
Stock-based compensation in the Advertising and Communications Group was $15.3 million for the nine months ended September 30, 2017 compared to $13.4 million for the nine months ended September 30, 2016, representing an increase of $1.9 million, or 14.1%. As a percentage of revenue, stock-based compensation remained consistent at approximately 1.4%.

Depreciation and amortization expense in the Advertising and Communications Group for the nine months ended September 30, 2017 was $32.1 million compared to $32.8 million for the nine months ended September 30, 2016, representing a decrease of $0.8 million, or 2.3%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.
Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $576.9 million for the nine months ended September 30, 2017 compared to revenue of $489.9 million for the nine months ended September 30, 2016, representing an increase of $87.1 million, or 17.8%. The change in revenue included revenue from acquired Partner Firms of $43.5 million, or 8.9%, partially offset by a negative impact from dispositions of $1.7 million, or 0.4%. Revenue contributions from existing Partner Firms consisted of revenue growth of $46.8 million, or 9.6%, partially offset by a negative foreign exchange impact of $1.5 million, or 0.3%. Revenue growth was primarily due to new business wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$576.9		$489.9		$87.1	17.8%
Operating Expenses
Cost of services sold	403.2	69.9%	335.8	68.5%	67.4	20.1%
Office and general expenses	122.1	21.2%	114.8	23.4%	7.3	6.4%
Depreciation and amortization	17.9	3.1%	15.0	3.1%	2.9	19.4%
	$543.2	94.1%	$465.6	95.0%	$77.6	16.7%
Operating profit	$33.8	5.9%	$24.3	5.0%	$9.4	38.9%
Operating profit in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2017 was $33.8 million compared to $24.3 million for the nine months ended September 30, 2016, representing an increase of $9.4 million, or 38.9%. Operating margins improved by 90 basis points from 5.0% in 2016 to 5.9% in 2017. The increase in operating profit and margin was largely due a smaller deferred acquisition consideration adjustment and improved staff costs as a percentage of revenue, partially offset by increased direct costs.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$82.9	14.4%	$39.9	8.1%	$43.0	107.9%
Staff costs (2)	342.3	59.3%	315.6	64.4%	26.7	8.5%
Administrative	77.8	13.5%	65.9	13.5%	11.8	18.0%
Deferred acquisition consideration	12.4	2.1%	20.1	4.1%	(7.7)	(38.5)%
Stock-based compensation	9.9	1.7%	9.0	1.8%	0.9	9.6%
Depreciation and amortization	17.9	3.1%	15.0	3.1%	2.9	19.4%
Total operating expenses	$543.2	94.1%	$465.6	95.0%	$77.6	16.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2017 were $82.9 million compared to $39.9 million for the nine months ended September 30, 2016, representing an increase of $43.0 million, or 107.9%. As a percentage of revenue, direct costs increased from 8.1% in 2016 to 14.4% in 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio, in addition to an increase in costs incurred on certain clients’ behalf from some of our existing Partner Firms acting as principal.
Staff costs in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2017 were $342.3 million compared to $315.6 million for the nine months ended September 30, 2016, representing an increase of $26.7 million, or 8.5%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. As a percentage of revenue, staff costs decreased from 64.4% in 2016 to 59.3% in 2017. The decrease in staff costs as a percentage of revenue was primarily driven by revenue growth as well as savings pertaining to headcount action taken in prior periods.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2017 was an expense of $12.4 million for the nine months ended September 30, 2017 compared to an expense of $20.1 million for the nine months ended September 30, 2016, representing a decrease of $7.7 million, or 38.5%. The decrease in the deferred acquisition consideration expense pertained to the increased estimated liability in the prior period driven by the decrease in the Company’s stock price pertaining to an acquired Partner Firm in which the Company used its equity as purchase consideration, partially offset by the finalization of future payments pertaining to an acquisition completed in 2016 and increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $67.5 million for the nine months ended September 30, 2017 compared to revenue of $66.3 million for the nine months ended September 30, 2016, representing an increase of $1.2 million, or 1.8%. The change in revenue was due to revenue growth from Partner Firms of $1.1 million, or 1.7% and a positive foreign exchange impact of $0.1 million, or 0.1%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$67.5		$66.3		$1.2	1.8%
Operating Expenses
Cost of services sold	38.0	56.3%	36.3	54.7%	1.7	4.7%
Office and general expenses	14.9	22.0%	14.0	21.1%	0.9	6.5%
Depreciation and amortization	1.1	1.6%	1.3	1.9%	(0.2)	(15.9)%
	$53.9	79.9%	$51.5	77.7%	$2.4	4.7%
Operating profit	$13.6	20.1%	$14.8	22.3%	$(1.2)	(8.2)%
Operating profit in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2017 was $13.6 million compared to $14.8 million for the nine months ended September 30, 2016, representing a decrease of $1.2 million, or 8.2%. Operating margins declined by 220 basis points from 22.3% in 2016 to 20.1% in 2017. The decrease in operating profit and margin was largely due to increased staff costs as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$1.6	2.4%	$1.5	2.3%	$0.1	7.1%
Staff costs (2)	42.2	62.6%	40.2	60.7%	2.0	5.1%
Administrative	8.1	12.0%	8.2	12.4%	(0.1)	(1.4)%
Deferred acquisition consideration	0.4	0.5%	(0.2)	(0.3)%	0.6	(275.1)%
Stock-based compensation	0.5	0.7%	0.5	0.7%	—	3.1%
Depreciation and amortization	1.1	1.6%	1.3	1.9%	(0.2)	(15.9)%
Total operating expenses	$53.9	79.9%	$51.5	77.7%	$2.4	4.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2017 were $42.2 million compared to $40.2 million for the nine months ended September 30, 2016, representing an increase of $2.0 million, or 5.1%. As a percentage of revenue, staff costs increased from 60.7% in 2016 to 62.6% in 2017.The increase in staff costs and as a percentage of revenue was primarily due to increases in workforces at certain Partner Firms to support revenue growth and new business wins.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $125.5 million for the nine months ended September 30, 2017 compared to revenue of $123.0 million for the nine months ended September 30, 2016, representing an increase of $2.5 million, or 2.0%, The change in revenue was due to revenue growth from Partner Firms of $2.8 million, or 2.2%, partially offset by a negative foreign exchange impact of $0.3 million, or 0.2%.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$125.5		$123.0		$2.5	2.0%
Operating Expenses
Cost of services sold	85.4	68.0%	84.2	68.5%	1.1	1.3%
Office and general expenses	23.0	18.4%	15.8	12.8%	7.3	46.1%
Depreciation and amortization	3.7	2.9%	5.1	4.2%	(1.5)	(28.6)%
	$112.1	89.3%	$105.1	85.5%	$6.9	6.6%
Operating profit	$13.4	10.7%	$17.9	14.5%	$(4.5)	(24.9)%
Operating profit in the Specialist Communications reportable segment for the nine months ended September 30, 2017 was $13.4 million compared to $17.9 million for the nine months ended September 30, 2016, representing a decrease of $4.5 million, or 24.9%. Operating margins declined by 380 basis points from 14.5% in 2016 to 10.7% in 2017. The increase in operating profit and margin was largely due to the change in the deferred acquisition consideration adjustment.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$29.7	23.7%	$28.7	23.4%	$1.0	3.3%
Staff costs (2)	59.8	47.7%	59.6	48.5%	0.1	0.2%
Administrative	16.0	12.8%	16.0	13.0%	—	0.2%
Deferred acquisition consideration	0.6	0.5%	(5.9)	(4.8)%	6.5	(110.2)%
Stock-based compensation	2.3	1.8%	1.6	1.3%	0.7	45.5%
Depreciation and amortization	3.7	2.9%	5.1	4.2%	(1.5)	(28.6)%
Total operating expenses	$112.1	89.3%	$105.1	85.5%	$6.9	6.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Deferred acquisition consideration in the Specialist Communications reportable segment for the nine months ended September 30, 2017 was an expense of $0.6 million for the nine months ended September 30, 2017 compared to income of $5.9 million for the nine months ended September 30, 2016, representing an increase expense of $6.5 million, or 110.2%. The change in the deferred acquisition consideration adjustment was due to the aggregate under-performance of certain Partner Firms in 2016 as compared to forecasted expectations.
Media Services
Revenue in the Media Services reportable segment was $104.0 million for the nine months ended September 30, 2017 compared to revenue of $96.7 million for the nine months ended September 30, 2016, representing an increase of $7.3 million, or 7.5%. The change in revenue was due to revenue growth of $8.5 million, or 8.8% from existing Partner Firms primarily due to new business wins and expanded scopes of services by existing clients, partially offset by a negative disposition impact of $1.2 million, or 1.3%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$104.0		$96.7		$7.3	7.5%
Operating Expenses
Cost of services sold	66.0	63.5%	70.9	73.4%	(4.9)	(7.0)%
Office and general expenses	26.4	25.4%	17.8	18.4%	8.6	48.3%
Depreciation and amortization	2.9	2.8%	4.4	4.6%	(1.5)	(33.9)%
	$95.3	91.7%	$93.2	96.4%	$2.2	2.3%
Operating profit	$8.6	8.3%	$3.5	3.6%	$5.1	145.5%
Operating profit in the Media Services reportable segment for the nine months ended September 30, 2017 was $8.6 million compared to $3.5 million for the nine months ended September 30, 2016, representing an increase of $5.1 million, or 145.5%. Operating margins improved by 470 basis points from 3.6% in 2016 to 8.3% in 2017. The increase in operating profit and margin was largely due to revenue growth as well as a decrease in direct cost as a percentage of revenue, partially offset by an increase in staff costs.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$24.2	23.3%	$23.7	24.5%	$0.5	2.2%
Staff costs (2)	52.3	50.3%	48.1	49.7%	4.2	8.8%
Administrative	15.0	14.5%	15.9	16.4%	(0.9)	(5.4)%
Deferred acquisition consideration	0.4	0.4%	0.9	0.9%	(0.5)	(52.3)%
Stock-based compensation	0.5	0.4%	0.2	0.2%	0.3	148.1%
Depreciation and amortization	2.9	2.8%	4.4	4.6%	(1.5)	(33.9)%
Total operating expenses	$95.3	91.7%	$93.2	96.4%	$2.2	2.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Media Services reportable segment for the nine months ended September 30, 2017 were $52.3 million compared to $48.1 million for the nine months ended September 30, 2016, representing an increase of $4.2 million, or 8.8%. As a percentage of revenue, staff costs increased from 49.7% in 2016 to 50.3% in 2017. The increase in staff costs and as a percentage of revenue was due to higher headcount at certain Partner Firms to support the growth of their businesses.
All Other
Revenue in the All Other category was $237.2 million for the nine months ended September 30, 2017 compared to revenue of $219.5 million for the nine months ended September 30, 2016, representing an increase of $17.7 million, or 8.1%. The change in revenue is due to revenue growth from existing Partner Firms of $19.4 million, or 8.8%, partially offset by a foreign exchange impact of $0.2 million, or 0.1% and a negative impact from dispositions of $1.5 million, or 0.7%.
The change in expenses as a percentage of revenue in the All Other category for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$237.2		$219.5		$17.7	8.1%
Operating Expenses
Cost of services sold	162.3	68.4%	148.7	67.7%	13.6	9.1%
Office and general expenses	36.8	15.5%	39.8	18.1%	(3.0)	(7.6)%
Depreciation and amortization	6.5	2.7%	7.0	3.2%	(0.5)	(6.9)%
Goodwill impairment	—	—%	29.6	13.5%	(29.6)	(100.0)%
	$205.6	86.7%	$225.1	102.6%	$(19.6)	(8.7)%
Operating profit	$31.6	13.3%	$(5.6)	(2.6)%	$37.2	(662.8)%
Operating profit in the All Other category for the nine months ended September 30, 2017 was $31.6 million compared to a loss of $5.6 million for the nine months ended September 30, 2016, representing an increase of $37.2 million. Operating margin improved from a loss margin of 2.6% in 2016 to a profit margin of 13.3% in 2017. The increase in operating profit and margin was largely due to a goodwill impairment recognized in 2016, partially offset by increased staff costs.
The change in the categories of expenses as a percentage of revenue in the All Other category for the nine months ended September 30, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$54.3	22.9%	$52.4	23.9%	$1.9	3.6%
Staff costs (2)	119.2	50.2%	108.4	49.4%	10.7	9.9%
Administrative	23.9	10.1%	23.2	10.6%	0.7	3.1%
Deferred acquisition consideration	(0.5)	(0.2)%	2.3	1.1%	(2.8)	(121.1)%
Stock-based compensation	2.1	0.9%	2.1	1.0%	—	1.2%
Depreciation and amortization	6.5	2.7%	7.0	3.2%	(0.5)	(6.9)%
Goodwill impairment	—	—%	29.6	13.5%	(29.6)	(100.0)%
Total operating expenses	$205.6	86.7%	$225.1	102.6%	$(19.6)	(8.7)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Goodwill impairment in the All Other category for the nine months ended September 30, 2016 was $29.6 million, which was comprised of a partial impairment of goodwill of $27.9 million relating to an experiential reporting unit and a partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. No such goodwill impairment was recognized during the nine months ended September 30, 2017.
Staff costs in the All Other category for the nine months ended September 30, 2017 were $119.2 million compared to $108.4 million for the nine months ended September 30, 2016, representing an increase of $10.7 million, or 9.9%. The increase in staff costs was primarily due to higher headcount at certain Partner Firms to support growth of the business. As a percentage of revenue, staff costs increased from 49.4% in 2016 to 50.2% in 2017.
Corporate
The change in operating expenses for Corporate for the nine months ended September 30, 2017 and 2016 was as follows:

	2017	2016	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$15.0	$20.9	$(5.9)	(28.3)%
Administrative	11.6	8.8	2.8	31.6%
Stock-based compensation	1.6	2.1	(0.5)	(22.3)%
Depreciation and amortization	0.9	1.3	(0.4)	(31.8)%
Total operating expenses	$29.0	$33.0	$(4.0)	(12.1)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the nine months ended September 30, 2017 were $29.0 million compared to $33.0 million for the nine months ended September 30, 2016, representing a decrease of $4.0 million, or 12.1%.
Staff costs for Corporate for the nine months ended September 30, 2017 were $15.0 million compared to $20.9 million for the nine months ended September 30, 2016, representing a decrease of $5.9 million, or 28.3%. This decrease was due to lower executive compensation expense in 2017.
Administrative costs for Corporate for the nine months ended September 30, 2017 were $11.6 million compared to $8.8 million for the nine months ended September 30, 2016, representing an increase of $2.8 million, or 31.6%. This increase was primarily related to reductions in insurance proceeds of $3.6 million received by the Company in the prior period compared to the current period relating to the class action litigation and the completed SEC investigation, and an increase in professional fees of $1.7 million primarily related to the implementation of ASC 606, Revenue from Contracts with Customers, which is effective January 1, 2018. This was offset partially by reductions in legal fees related to the class action litigation and the completed SEC investigation of $2.5 million.

Other, Net
Other, net, for the nine months ended September 30, 2017 was income of $17.8 million compared to income of $9.5 million for the nine months ended September 30, 2016, representing an increase of $8.3 million. The increase was primarily related to an unrealized foreign exchange gain of $18.8 million in 2017 compared to an unrealized foreign exchange gain of $9.9 million in 2016. The foreign exchange gains in both 2017 and 2016 primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the depreciation of the U.S. dollar against the Canadian dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the nine months ended September 30, 2017 was $48.3 million compared to $48.7 million for the nine months ended September 30, 2016, representing a decrease of $0.4 million, or 0.8%.
Loss on Redemption of Notes
Loss on redemption of notes decreased by $33.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the loss on redemption of the 6.75% Notes in the first quarter of 2016.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2017 was $17.7 million compared to $1.2 million for the nine months ended September 30, 2016, representing an increase of $16.5 million. This increase in expense was attributable to the tax exposure of certain jurisdictions as the Company’s businesses were in a profitable position in comparison to the prior period. In addition, for both periods the Company’s effective tax rate was impacted by losses in certain tax jurisdictions where a valuation allowance was deemed necessary.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the nine months ended September 30, 2017, the Company recorded income of $1.9 million compared to nil for the nine months ended September 30, 2016.
Noncontrolling Interests
The effects of noncontrolling interests was $6.6 million for the nine months ended September 30, 2017 compared to $3.2 million during the nine months ended September 30, 2016, representing an increase of $3.4 million. This increase was attributable to the noncontrolling interests of certain Partner Firms that attained the right to distribution of earnings in the current period.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the nine months ended September 30, 2017 was $14.8 million. or $0.24 per diluted share, compared to a net loss of $54.9 million, or $1.08 per diluted share reported for the nine months ended September 30, 2016.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

(amounts in $ millions)	As of and for the nine months ended September 30, 2017	As of and for the nine months ended September 30, 2016	As of and for the year ended December 31, 2016
Cash and cash equivalents	$18.9	$21.7	$27.9
Working capital deficit	$(220.3)	$(319.2)	$(313.2)
Cash provided by (used in) operating activities	$22.1	$(41.4)	$5.4
Cash used in investing activities	$(19.5)	$(14.7)	$(25.2)
Cash provided by (used in) financing activities	$(11.7)	$15.1	$(15.9)
Long-term debt to total equity ratio	(2.39)	(1.83)	(1.84)
Ratio of earnings to fixed charges	1.65	N/A	N/A
Fixed charge deficiency	N/A	$50.5	$49.6
As of September 30, 2017 and 2016 and December 31, 2016, $5.2 million, $5.3 million, and $5.3 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. This amount does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
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
Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s credit agreement, will be sufficient to meet the Company’s anticipated cash needs for the foreseeable future. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and (ii) the Company’s 2016 Annual Report on Form 10-K/A under the caption “Risk Factors,” and in the Company’s other SEC filings.
Working Capital Deficit
At September 30, 2017, the Company had a working capital deficit of $220.3 million compared to a deficit of $313.2 million at December 31, 2016. Working capital deficit decreased by $92.9 million primarily due to the net proceeds from the issuance of the convertible preference shares and timing of media payments, offset by the net repayments under the credit agreement and payments of deferred acquisition consideration. During the nine months ended September 30, 2016, the Company’s working capital was negatively impacted by increased volatility caused by a shift in seasonality relating to the changing client base in our media business. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At September 30, 2017, the Company had $48.6 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At September 30, 2017, $5.8 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows provided by operating activities, including changes in non-cash working capital, for the nine months ended September 30, 2017 was $22.1 million. This was attributable to net income of $25.8 million, an increase in depreciation, amortization of intangibles, and stock compensation of $49.8 million, a decrease in advanced billings of $32.0 million, adjustments to deferred acquisition consideration of $13.4 million, a decrease in deferred income taxes of $8.1 million, a decrease in prepaid expenses and other current assets of $6.4 million and amortization of deferred finance charges of $2.0 million, and loss on sale of assets of $1.2 million. This was partially offset by an increase in accounts receivable of $54.7 million, an increase in accounts payable, accruals, and other liabilities of $31.1 million primarily driven by an increase in accrued media and the timing of payments to suppliers, expenditures billable to clients of $9.3 million, foreign exchange of $15.1 million, a net increase in other non-current assets and liabilities of $4.4 million, and earnings of non-consolidated affiliates of $1.9 million.
Cash flows used in operating activities, including changes in non-cash working capital, for the nine months ended September 30, 2016 was $41.4 million. This was attributable to a net loss of $51.8 million, a decrease in accounts payable, accruals, and other liabilities of $77.4 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, an increase in accounts receivable of $47.8 million, an increase in prepaid expenses and other current assets of $16.9 million, foreign exchange of $12.8 million, and deferred income taxes of $0.6 million. This was partially offset by depreciation, amortization of intangibles, and stock compensation of $49.5 million, goodwill impairment of $29.6 million, a loss on the redemption of the 6.75% Notes of $26.9 million, a decrease in advanced billings of $25.8 million, adjustments to deferred acquisition consideration of $17.4 million, amortization of deferred finance charges and debt discount of $8.7 million, a decrease in expenditures billable to clients of $5.6 million, a net decrease in other non-current assets and liabilities of $1.9 million, and a loss on sale of assets of $0.4 million.
Investing Activities
During the nine months ended September 30, 2017, cash flows used in investing activities was $19.5 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $28.3 million, of which $17.6 million was incurred by the Global Integrated Agencies segment, $1.5 million for deposits, and $1.5 million for other investments. These outflows were partially offset by net proceeds from the sale of three subsidiaries during the three months ended September 30, 2017 of $11.1 million, and $0.7 million of profit distributions from affiliates.
During the nine months ended September 30, 2016, cash flows used in investing activities was $14.7 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $19.7 million, of which $10.7 million was incurred by the Global Integrated Agencies segment, and $2.6 million for other investments. These outflows were partially offset by $4.9 million of profit distributions from affiliates, $0.2 million of net cash acquired through acquisitions, and $2.5 million of proceeds from the sale of assets.
Financing Activities
During the nine months ended September 30, 2017, cash flows used in financing activities was $11.7 million, and consisted of $95.0 million in proceeds from the issuance of convertible preference shares. This inflow was partially offset by $5.8 million in net repayments under the credit agreement, $89.1 million of acquisition related payments, distributions to noncontrolling partners of $5.3 million, $4.6 million of issuance costs paid in connection with the issuance of the convertible preference shares, repayments of long-term debt of $0.3 million, and the purchase of treasury shares for income tax withholding requirements of $1.2 million.
During the nine months ended September 30, 2016, cash flows provided by financing activities was $15.1 million, and consisted of $900.0 million in proceeds from the issuance of the 6.50% Notes and $70.5 million in net borrowings under the credit agreement. These inflows were partially offset by the redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $21.6 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, $129.6 million of acquisition related payments, payment of dividends of $32.6 million, distributions to noncontrolling partners of $6.5 million, the purchase of treasury shares for income tax withholding requirements of $2.8 million, and repayments of long-term debt of $0.4 million.
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
Debt, net of debt issuance costs, as of September 30, 2017 was $931.2 million, a decrease of $5.2 million, compared with $936.4 million outstanding at December 31, 2016.  This decrease in debt was primarily a result of the Company’s net repayments of the Credit Agreement. At September 30, 2017, approximately $271.4 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2017, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2017
Total Senior Leverage Ratio	0.2
Maximum per covenant	2.0

Total Leverage Ratio	4.8
Maximum per covenant	5.5

Fixed Charges Ratio	2.2
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$197,686
Minimum per covenant	$105,000
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
The deferred acquisition consideration and redeemable noncontrolling interests are impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance, and (iii) amendments to purchase agreements of previously acquired incremental ownership interests. As it relates to the acquisition of Forsman & Bodenfors AB completed in 2016, the deferred acquisition was impacted by the market performance of the Company’s stock price. Redeemable noncontrolling interests are not adjusted below the related initial redemption value. Significant changes in actual results and metrics, such as profit margins and growth rates among others, relative to expectations would result in a higher or lower redemption value adjustment. In addition, the deferred acquisition consideration and redeemable noncontrolling interests could be materially impacted by future acquisition activity, if any, and the particular structure of such acquisitions.
As a result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the deferred acquisition consideration and redeemable noncontrolling interests.
The following table presents the changes in the deferred acquisition consideration by segment for the nine months ended September 30, 2017:

	September 30, 2017
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$148.8	$0.8	$15.0	$7.1	$53.1	$224.8
Payments (1)	(72.3)	(1.1)	(9.1)	(2.6)	(15.4)	(100.5)
Additions (2)	—	—	—	—	—	—
Redemption value adjustments (3)	16.3	0.4	1.3	0.4	0.8	19.2
Foreign translation adjustment	0.7	—	—	—	0.7	1.3
Ending Balance of contingent payments	93.4	—	7.3	5.0	39.2	144.8
Fixed payments	2.3	—	0.3	—	0.8	3.4
	$95.7	$—	$7.6	$5.0	$40.0	$148.3

The following table presents the changes in the deferred acquisition consideration by segment for the year ended December 31, 2016:

	December 31, 2016
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$157.4	$4.2	$42.5	$7.9	$94.6	$306.7
Payments (1)	(36.3)	(3.2)	(20.5)	(1.4)	(43.8)	(105.2)
Additions (2)	15.6	—	0.5	—	—	16.1
Redemption value adjustments (3)	16.2	(0.3)	(3.5)	0.6	0.9	13.9
Other (4)	(2.4)	—	(4.1)	—	—	(6.4)
Foreign translation adjustment	(1.9)	—	—	—	1.4	(0.5)
Ending Balance of contingent payments	148.8	0.8	15.0	7.1	53.1	224.8
Fixed payments	2.9	—	0.6	0.3	1.0	4.8
	$151.7	$0.8	$15.5	$7.5	$54.1	$229.6

(1)
For the nine months ended September 30, 2017 and the year ended December 31, 2016, payments include $28.7 million and $10.5 million, respectively, of deferred acquisition consideration settled through the issuance of 3,353,939 and 691,559, respectively, MDC Class A subordinate voting shares in lieu of cash.

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

Deferred acquisition consideration excludes future payments with an estimated fair value of $30.7 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.3 million will be paid in the current year, $10.4 million will be paid in one to three years, $16.7 million will be paid in three to five years, and $3.3 million will be paid after five years.
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
Management estimates, assuming that the subsidiaries owned by the Company at September 30, 2017, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $15.5 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.2 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $42.3 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $2.3 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.3 million of the estimated $15.5 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.1 million.
The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2017	2018	2019	2020	2021 & Thereafter	Total
	(Dollars in Millions)
Cash	$3.3	$2.8	$2.6	$3.5	$3.1	$15.3
Shares	—	—	0.1	0.1	—	0.2
	$3.3	$2.8	$2.7	$3.6	$3.1	$15.5	(1)
Operating income before depreciation and amortization to be received (2)	$2.7	$0.9	$—	$0.5	$—	$4.1
Cumulative operating income before depreciation and amortization (3)	$2.7	$3.6	$3.6	$4.1	$4.1		(5)

(1)
This amount is in addition to (i) the $42.3 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $2.3 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are assured, or when the Company’s clients determine performance against qualitative goals has been achieved. In all circumstances, revenue is only recognized when collection is reasonably assured. The Company records revenue net of sales and other taxes due to be collected and remitted to governmental authorities. In the majority of the Company’s businesses, the Company acts as an agent and records revenue equal to the net amount retained, when the fee or commission is earned. In certain arrangements, the Company acts as principal and contracts directly with suppliers for third party media and production costs. In these arrangements, revenue is recorded at the gross amount billed. Additional information about our revenue recognition policy appears in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein.
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
The Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying value of its reporting units exceeds their respective fair value or proceeding directly to the two-step impairment test. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment is deemed necessary. Otherwise, goodwill must be tested for impairment by comparing the fair value of a reporting unit with its carrying amount. This process must be applied for any reporting units not included in the qualitative assessment. The Company determines the fair value of a reporting unit using a discounted cash flow

(“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates.
The expected cash flows used in the DCF analysis are based on the Company’s most recent budget and forecasted growth rates. Assumptions used in the DCF analysis, including the discount rate, are assessed annually based on the reporting units’ current results and forecast, as well as macroeconomic and industry specific factors.
If the estimated fair value of a reporting unit exceeds its carrying value, then the goodwill of the reporting unit is not impaired. Otherwise, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
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
Income Tax Valuation Allowance.  The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. A change to any of these factors could impact the estimated valuation allowance and income tax expense.The Company currently has a fully reserved valuation allowance on its deferred tax assets related to U.S. net operating losses. Realization of the deferred tax assets is evaluated on a quarterly basis and is based upon all available evidence. It is possible that sufficient positive evidence to support the realization of the Company’s net deferred tax assets will exist in the near future, and the previously provided valuation allowance could be reversed in whole or in part.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace all existing revenue guidance under U.S GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: (i) retrospective application to each prior period presented (Full Retrospective); or (ii) recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application (Modified Retrospective). The Company plans to apply ASU 2014-09 on the effective date of January 1, 2018, and intends to apply the Modified Retrospective method. Based on the Company’s assessment, the application of the new standard will result in a change in the timing of our revenue recognition within certain of the Company’s arrangements. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. While performance incentives are not material to the Company’s revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Further, based on the Company’s initial assessment, it is expected that an input measure such as cost to cost or labor hours would be an appropriate measure of progress in the majority of situations for which over time revenue recognition is applied.
Furthermore, in certain businesses, the Company records revenue as a principal and includes certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In March 2016, the FASB issued further guidance on principal versus agent considerations; however, our initial assessments indicate that such change is not expected to have a material effect on the Company’s results of operations. The Company is continuing to evaluate the standard’s impact on the consolidated results of operations and financial condition, and the related disclosure requirements.

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

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•	foreign currency fluctuations; and

•	risks associated with the ongoing Canadian class litigation claim.
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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in (i) Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and (ii) the Company’s 2016 Annual Report on Form 10-K/A under the caption “Risk Factors,” and in the Company’s other SEC filings.
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
Debt Instruments:  At September 30, 2017, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.50% Notes. The 6.50% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $48.6 million borrowings under the Credit Agreement, as of September 30, 2017, a 1.0% increase or decrease in the weighted average interest rate, which was 3.60% at September 30, 2017, would have an interest impact of $0.5 million.

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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and foreign entities. For every one cent change in the exchange rate between the U.S. and foreign currencies, the Company will incur a $3.5 million impact to its financial statements.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is appropriate.
Evaluation of New Reportable Segments; Changes in Internal Control Over Financial Reporting
As disclosed in the Company’s prior filings on Form 10-K/A for the year ended December 31, 2016, Form 10-Q/A for the quarterly period ended March 31, 2017 and Form 10-Q for the quarterly period ended June 30, 2017, we have recast our single reportable segment and identified four (4) new reportable segments for our Partner Firms. The recasting of prior period segment information does not affect our consolidated financial condition or results of operations for the three months ended March 31, 2017 and 2016, our balance sheets as of March 31, 2017 and December 31, 2016, our cash flows for the three months ended March 31, 2017 and 2016, or goodwill for any period presented.
During the third quarter of fiscal 2017, our management, including our CEO and CFO, concluded that the previously disclosed deficiency in internal controls that led to the determination to recast the Company’s reportable segments reflected a material weakness in our internal controls over segment reporting aggregation and related disclosure controls as of December 31, 2016 and March 31, 2017. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal controls over financial reporting arose from an undetected error in management’s judgment and management’s misapplication of ASC 280, specifically the weighting used in the analysis regarding aggregation of operating segments with respect to future and past economic performance. Although our internal “Segment Reporting Policy” included an analysis for segment aggregation criteria, management subsequently identified a design gap in that the analysis failed to contain sufficient detail on the weighting to future and past economic performance, as required by ASC 280 and related guidance.
In response to the identified material weakness, the Company implemented remediation steps to ensure that its prospective determination of reportable segments is appropriate. The Company promptly updated its aggregation analysis and revised its disclosure of its four (4) reportable segments. Additionally, management enhanced and expanded its internal “Segment

Reporting Policy” to include further detail on how the application of aggregation criteria related to economic characteristics should be applied. This additional detail includes reference to quantitative and qualitative factors, types of metrics being considered and the acceptable level of differences in those metrics between the segments being evaluated for aggregation. Under the Company’s revised approach, this analysis will be performed and documented annually. The Company’s management will continue to evaluate the impact of events (e.g., a change in operating segments, reorganization, change in management approach, etc.) that may arise and impact the Company’s reportable segment structure and document that assessment and related conclusions as necessary.  The Company has enhanced its review controls to ensure proper weighting to future and past economic performance, as required by ASC 280.  Testing of both the design and operating effectiveness of the Company’s enhanced controls was completed, and management concluded that the material weaknesses described above had been fully remediated as of September 30, 2017.
Other than the foregoing actions relating to the recast of the Company’s reportable segments, management believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Litigation in Canada
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  The Company intends to continue to vigorously defend this Canadian suit on the same basis as which the U.S. class action was previously dismissed.  A first case management meeting has been held. The Plaintiff has served his material for leave to proceed under the Securities Act. MDC and the other defendants have served a motion to limit the scope of the proposed class definition to Canadian residents who purchased and sold shares of MDC stock on the Toronto Stock Exchange. Those motions are scheduled to be heard by the Court on November 21, 2017.
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The Company received comment letters from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance dated May 18, 2016, August 9, 2016, October 5, 2016, December 16, 2016, February 28, 2017, June 14, 2017 and October 4, 2017, regarding its Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and December 31, 2016. The Company has filed detailed responses to each of these letters with the SEC, and we have incorporated into our subsequent periodic filings with the SEC (including this Quarterly Report on Form 10-Q) additional disclosures that we believe are responsive to the SEC’s comments. Certain of these SEC comments remained unresolved as of November 1, 2017, specifically relating to the Company’s disclosure concerning its evaluation of internal controls for the identification and aggregation of reportable segments in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 280-10.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

November 1, 2017

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