Form 10-K
period 2017-12-31
MDC PARTNERS INC
filed 2018-03-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
Commission File Number 001-13718

MDC PARTNERS INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
745 Fifth Avenue, 19th Floor, New York, New York, 10151
(646) 429-1800
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Subordinate Voting Shares, no par value	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2017 was approximately $559.3 million, computed upon the basis of the closing sales price ($9.90/share) of the Class A subordinate voting shares on that date.
As of February 21, 2018, there were 58,432,677 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2018 Annual General Meeting of Stockholders are incorporated by reference in Part III of this report.

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
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2018, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources and Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions.”

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
About Us
MDC is a leading global provider of marketing, advertising, activation, communications and strategic consulting solutions. Through its network of Partner Firms (as defined below), MDC delivers a broad range of customized services, including (1) global advertising and marketing, (2) media buying, planning and optimization, (3) interactive and mobile marketing, (4) direct marketing, (5) database and customer relationship management, (6) sales promotion, (7) corporate communications, (8) market research, (9) data analytics and insights, (10) corporate identity, design and branding services, (11) social media communications, (12) product and service innovation, (13) e-commerce management, and (14) technology services.
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
The MDC model is driven by three key elements:
Perpetual Partnership.  The perpetual partnership model creates ongoing alignment of interests between MDC and its Partner Firms to drive the Company’s overall performance by (1) identifying the “right” Partner Firms with a sustainable differentiated position in the marketplace, (2) creating the “right” partnership structure by taking a majority ownership position and leaving a substantial noncontrolling equity or economic ownership position in the hands of operating management to incentivize long-term growth, (3) providing succession planning support and compensation models to incentivize future leaders and second-generation executives, (4) leveraging the network’s scale to provide access to strategic resources and best practices and (5) focusing on delivering financial results.
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
Financial Reporting Segments
MDC has four reportable segments, plus an All Other category, all of which form the Advertising and Communications Group. The Partner Firms provide a wide range of service offerings both domestically and globally. While in some cases the firms provide the same or similar service offerings, the core or principal service offering is the key factor that distinguishes the Partner Firms from one another.
The following discussion provides additional detailed disclosure for the four reportable segments and the All Other category:
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

Media Services - This segment is comprised of a single operating segment with media buying and planning as its core competency.
All Other - This category consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services, but are not eligible for aggregation with the reportable segments. Each of the Partner Firms in the All Other category represent less than 10% of consolidated revenue and do not meet the criteria to be a separate reportable segment.
Corporate - In addition, MDC reports its corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Partner Firms as Corporate. Corporate provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the appropriate reportable segment and the All Other category.
For further information relating to the Company’s segments, including financial information, refer to Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements and to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Ownership Information
MDC maintains a majority or 100% ownership position in substantially all of its Partner Firms with management of the partner companies owning the remaining equity.  MDC generally has rights to increase ownership of non-wholly owned subsidiaries to 100% over a defined period of time. MDC’s effective economic interest in each Partner Firm may vary from its voting ownership interest due to certain factors, such as the existence of contingent deferred acquisition payments and/or cash distribution hurdles related to noncontrolling interest holders.

The table below sets forth MDC’s voting ownership percentage of each listed Partner Firm as of December 31, 2017.  The table does not display all agencies or components within each Partner Firm for which MDC may or may not maintain the same ownership percentage. See Note 4 of the Notes to the Consolidated Financial Statements for more information regarding the Company’s contingent purchase price obligations and noncontrolling interests.

MDC PARTNERS INC.
SCHEDULE OF ADVERTISING AND COMMUNICATIONS COMPANIES

	Year of Initial
Company	Investment	Locations	Ownership %
Consolidated:
Global Integrated Agencies:
72andSunny	2010	Los Angeles, New York, Netherlands, Australia, Singapore	100.0%
Anomaly	2011	New York, Los Angeles, Netherlands, Canada, UK, China, Germany	100.0%
Crispin Porter + Bogusky	2001	Miami, Boulder, Los Angeles, UK, Denmark, Brazil, China	100.0%
Doner	2012	Detroit, Cleveland, Los Angeles, UK	65%/ 85%*
Forsman & Bodenfors	2016	Sweden	100.0%
kbs	2004	New York, Canada, China, UK, Los Angeles	100.0%
Domestic Creative Agencies:
Colle + McVoy	1999	Minneapolis	100.0%
Laird + Partners	2011	New York	65.0%
Mono Advertising	2004	Minneapolis, San Francisco	70.0%
Union	2013	Canada	75.0%
Specialist Communications:
Allison & Partners	2010	San Francisco, Los Angeles, New York and other US Locations, China, France, Singapore, UK, Japan, Germany	75.5%
Luntz Global	2014	Washington, D.C.	100.0%
Sloane & Company	2010	New York	100.0%
HL Group Partners	2007	New York, Los Angeles, China	100.0%
Hunter PR	2014	New York, UK	65.0%
Kwittken	2010	New York, UK, Canada	77.5%
Veritas	1993	Canada	95.0%
Media Services:
MDC Media Partners	2010	New York, Detroit, Los Angeles, Austin	100.0%
All Other:
6degrees Communications	1993	Canada	74.9%
Bruce Mau Design	2004	Canada	100.0%
Concentric Partners	2011	New York, UK	72.8%
Gale Partners	2014	Canada, New York, India	60.0%
Hello Design	2004	Los Angeles	49.0%
Kenna	2010	Canada	100.0%
Kingsdale	2014	Canada, New York	65.0%
Northstar Research Partners	1998	Canada, New York, UK	100.0%
Redscout	2007	New York, San Francisco, UK	100.0%
Relevent	2010	New York	100.0%

Source Marketing	1998	Norwalk, Pittsburgh	97.0%
TEAM	2010	Ft. Lauderdale	100.0%
Vitro	2004	San Diego, Austin	81.6%
Yamamoto	2000	Minneapolis	100.0%
Civilian	2000	Chicago	100.0%
Y Media Labs	2015	Redwood City, New York, India, Atlanta, Indianapolis	60.0%
* The Company has 65% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 85% at the Company’s option.

Competition
MDC operates in a highly competitive and fragmented industry. Our Partner Firms compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our firms also face competition from consultancies, tech platforms, media companies and other services firms that have begun to offer related services. MDC’s Partner Firms must compete with all of these other companies to maintain existing client relationships and to obtain new clients and assignments.
MDC’s Partner Firms compete at this level by providing clients with progressive advertising and marketing ideas and solutions that are focused on increasing clients’ revenues and profits. MDC also benefits from cooperation among its entrepreneurial Partner Firms through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs around the world by crafting custom integrated solutions. Additionally, MDC’s consistent maintenance of separate, independent operating companies enables MDC to effectively manage potential conflicts of interest by representing competing clients across its network.
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
Clients
MDC serves a large base of clients across the full spectrum of industry verticals. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. During 2017, 2016 and 2015, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 23%, 23% and 24% of 2017, 2016 and 2015 revenues, respectively.
MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice, usually 90 days. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of MDC’s arrangements with its clients.

For further information regarding revenues and long-lived assets on a geographical basis for each of the last three years, see Note 15 of the Notes to the Consolidated Financial Statements.
Employees
As of December 31, 2017, we employed approximately 6,200 people worldwide. The following table provides a breakdown of employees across MDC’s four reportable segments, the All Other category, and Corporate:

Segment	Total
Global Integrated Agencies	3,077
Domestic Creative Agencies	452
Specialist Communications	638
Media Services	484
All Other	1,467
Corporate	82
Total	6,200
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
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, as well as specific budgeting levels and buying patterns. Adverse developments including heightened uncertainty could reduce the demand for our services, which could adversely affect our revenue, results of operations, and financial position in 2018.
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
We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to MDC’s senior secured revolving credit agreement (the “Credit Agreement”) or the $900 million aggregate principal amount of 6.50% notes due 2024 (the “6.50% Notes”), or reduced liquidity. Our ten largest clients (measured by revenue generated) accounted for 23% of our revenue in 2017.
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
The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are remeasured each quarter. At December 31, 2017, these aggregate liabilities were $122.4 million, of which $50.2 million, $29.6 million, $24.9 million and $17.7 million would be payable in 2018, 2019, 2020 and thereafter, respectively.
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
The Company recorded $62.9 million on its December 31, 2017 balance sheet as redeemable noncontrolling interests for its estimated obligations in respect of noncontrolling shareholder put and call rights based on the current performance of the subsidiaries, $15.9 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of redeemable noncontrolling interests attributable to put or call rights exercisable only upon termination of employment or death. No estimated obligation is recorded on the balance sheet for noncontrolling interests for which the Company has a call right but the noncontrolling holder has no put right.
Payments to be made by the Company in respect of deferred acquisition consideration and noncontrolling shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2017. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and noncontrolling interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar noncontrolling interests to managers of its subsidiaries unrelated to acquisitions.
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
MDC’s business strategy includes ongoing efforts to engage in acquisitions of ownership interests in entities in the marketing communications services industry. MDC intends to finance these acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time, MDC may be engaged in a number of discussions that may result in one or more material acquisitions. These opportunities require confidentiality and may involve negotiations that require quick responses by MDC. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of its securities.
Our expenses have, in certain periods, increased at a greater rate than revenues, which in part reflects both the increase in expenses for deferred acquisition consideration and from our investment in headcount for certain growth initiatives. Should our acquisitions continue to outperform current expectations, expenses for deferred acquisition consideration could increase as well in future periods. If our growth initiatives do not provide sufficient revenue to offset the incremental costs in future periods, profits could be reduced and severance expense could be incurred in order to return to targeted profit margins over time.
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
Employees, including creative, research, media, technology development, account and practice group specialists, and their skills and relationships with clients, are among MDC’s most important assets. An important aspect of MDC’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and MDC may not offer a level of compensation sufficient to attract and retain these key employees. If MDC fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively. If key executives were to leave our operating units, the relationships that MDC has with its clients could be adversely affected.
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
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with U.S. GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. As discussed in Note 2 and Note 8 of the Notes to the Consolidated Financial Statements included herein, for the year ended December 31, 2017, we have recorded goodwill impairment of $3.2 million. For the year ended December 31, 2017 there was a reduction in goodwill of $17.6 million relating to the sale of certain subsidiaries. As a result of the these transactions, the Company performed interim goodwill testing on two reporting units and determined that there was no impairment charge in respect to the impacted reporting units.
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
In addition, laws and regulations related to user privacy, use of personal information and Internet tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s recently enacted General Data Protection Regulation, or “GDPR”). These laws and regulations could affect the acceptance of the Internet as an advertising medium. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.

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
The Company remains subject to an ongoing securities class action litigation claim in Canada, although the U.S. securities class action was dismissed, with prejudice.  We maintain insurance for a lawsuit of this nature; however, our insurance coverage does not apply in all circumstances. Moreover, adverse publicity associated with this litigation claim could decrease client demand for our partner agencies’ services.
In addition, in 2016 one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are continuing to fully cooperate with this confidential investigation. Although the ultimate effect of this investigation is inherently uncertain, we do not at this time believe that the investigation will have a material adverse effect on our results of operations or financial position. However, the ultimate resolution of this investigation could be materially different from our current assessment.
Future issuances of equity securities, which may include securities that would rank senior to our Class A shares, may cause dilution to our existing shareholders and adversely affect the market price of our Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares in the market, or the sale of securities convertible into a large number of our Class A shares. The perception that these sales could occur may also depress the market price of our Class A shares. On March 7, 2017, we issued 95,000 Series 4 convertible preference shares with an initial aggregate liquidation preference of $95.0 million, which will be convertible into Class A shares or our Series 5 convertible preference shares at an initial conversion price of $10.00 per share. The terms of the Preference Shares provide that the conversion price may be reduced, which would result in the Preference Shares being convertible into additional Class A shares, upon certain events including distributions on our Class A shares or issuances of additional Class A shares or equity-linked securities at a price less than the then-applicable conversion price. The conversion of the Preference Shares may adversely affect the market price of our Class A shares, and the market price of our Class A shares may be affected by factors, such as whether the market price is near or above the conversion price, that could make conversion of the Preference Shares more likely. In addition, the Preference Shares rank senior to the Class A shares, which could affect the value of the Class A shares on liquidation or, as a result of contractual provisions, on a change in control transaction. For example, pursuant to the Purchase Agreement related to the issuance of the Preference Shares, the Company has agreed with the Purchaser, with certain exceptions, not to become party to certain change in control transactions that are approved by the Board other than a qualifying transaction in which holders of Preference Shares are entitled to receive cash or qualifying listed securities with a value equal to the then-applicable liquidation preference plus accrued and unpaid dividends. See Note 12 of the Notes to the Consolidated Financial Statements for more information regarding the terms of the Preference Shares.
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
As of December 31, 2017, MDC had $883.1 million, net of debt issuance costs, of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under the Credit Agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation. Our level of indebtedness could have important consequences. For example, it could:

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
We may be subject to adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain.
We are a Canada-domiciled multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
We are a holding company dependent on our subsidiaries for our ability to service our debt.
MDC is a holding company with no operations of our own. Consequently, our ability to service our debt is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Although our operating subsidiaries have generally agreed to allow us to consolidate and “sweep” cash, subject to the timing of payments due to noncontrolling interest holders, any distribution of earnings to us from our subsidiaries is contingent upon the subsidiaries’ earnings and various other business considerations. Also, our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
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
The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Global Integrated Agencies	Los Angeles, New York, Miami, Boulder, Detroit, Cleveland, Canada, Sweden, UK, Netherlands, Denmark, China, Australia, Singapore, Germany, and Brazil.
Domestic Creative Agencies	New York, Minneapolis, San Francisco, and Canada.
Specialist Communications	San Francisco, Los Angeles, New York, Washington D.C., Canada, UK, China, France, Singapore, Japan, Germany and Thailand.
Media Services	New York, Detroit, Atlanta, Los Angeles, and Austin.
Item 3. Legal Proceedings
Class Action Litigation
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the

Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. The Company intends to continue to vigorously defend this suit. The plaintiff has served his material for leave to proceed under the Ontario Securities Act and that motion is currently scheduled to be heard in April 2018. A motion by the Company and other defendants to address the scope of the proposed class definition was dismissed and the Company is appealing that decision.
Antitrust Subpoena
In June 2016, one of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are continuing to fully cooperate with this confidential investigation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”). As of February 21, 2018, the approximate number of registered holders of our Class A subordinate voting shares, including those whose shares are held in nominee name, was 800. Quarterly high and low sales prices per share of the Company’s Class A subordinate voting shares, as reported on NASDAQ, for each quarter in the years ended December 31, 2017 and 2016, were as follows:
NASDAQ

Quarter Ended	High	Low

	($ per Share)
March 31, 2016	23.85	16.32
June 30, 2016	23.90	15.94
September 30, 2016	18.64	10.42
December 31, 2016	11.10	2.75
March 31, 2017	9.95	6.13
June 30, 2017	10.20	6.80
September 30, 2017	11.43	9.00
December 31, 2017	12.26	9.51
As of February 16, 2018, the last reported sale price of the Class A subordinate voting shares was $9.70 on NASDAQ.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2017:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance [Excluding Column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	327,500	$—	579,748
On May 26, 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan, which provides for the issuance of 3.0 million Class A shares. On June 2, 2009 and June 1, 2007, the Company’s shareholders approved amendments to the 2005 Stock Incentive Plan, which increased the number of shares available for issuance to 6.75 million Class A shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan (the “SARS Plan”). On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3.0 million Class A shares. In June 2013, the Company’s shareholders approved an amendment to the SARS Plan to permit the Company to issue shares authorized under the SARS Plan to satisfy the grant and vesting of awards under the 2011 Stock Incentive Plan. In June 2016, the Company’s shareholders approved the 2016 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 Class A shares.
See also Note 11 of the Notes to the Consolidated Financial Statements included herein for further information.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the twelve months ended December 31, 2017, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2017, the Company’s employees surrendered 161,535 Class A shares valued at approximately $1.8 million in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2017. The following table details those shares withheld during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
10/1/2017 - 10/31/2017	20,813	$11.19	—	—
11/1/2017 - 11/30/2017	25,900	$10.87	—	—
12/1/2017 - 12/31/2017	—	$—	—	—
Total	46,713	$11.01	—	—
Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for the Company’s common stock is AST Trust Company (Canada). AST Trust Company (Canada) operates a telephone information inquiry line that can be reached by dialing toll-free 1-877-715-0494 or 416-682-3800.
Correspondence may be addressed to:
MDC Partners Inc.
C/o AST Trust Company (Canada)
P.O. Box 4202, Station A
Toronto, Ontario M5V 2V6

Item 6. Selected Financial Data
The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes that are included in this Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,513,779	$1,385,785	$1,326,256	$1,223,512	$1,062,478
Operating income (loss)	$131,959	$48,431	$72,110	$87,749	$(34,594)
Income (loss) from continuing operations	$257,223	$(40,621)	$(20,119)	$6,739	$(134,198)
Stock-based compensation included in income (loss) from continuing operations	$24,350	$21,003	$17,796	$17,696	$100,405
Income (Loss) per Share
Basic
Continuing operations attributable to MDC Partners Inc. common shareholders	$3.72	$(0.89)	$(0.58)	$—	$(2.99)
Diluted
Continuing operations attributable to MDC Partners Inc. common shareholders	$3.71	$(0.89)	$(0.58)	$—	$(2.99)
Cash dividends declared per share	$—	$0.63	$0.84	$0.74	$0.46
Financial Position Data
Total assets	$1,698,892	$1,577,378	$1,577,625	$1,633,751	$1,408,711
Total debt	$883,119	$936,436	$728,883	$727,988	$648,612
Redeemable noncontrolling interests	$62,886	$60,180	$69,471	$194,951	$148,534
Deferred acquisition consideration	$122,426	$229,564	$347,104	$205,368	$153,913
Fixed charge coverage ratio(1)	2.03	N/A	N/A	1.23	N/A
Fixed charge deficiency	N/A	$49,593	$16,764	N/A	$134,754
(1) The calculation of the fixed charge coverage ratio excludes non-cash accretion of the convertible preference shares of $6.4 million for the year ended December 31, 2017.
A number of factors that should be considered when comparing the annual results shown above are as follows:
Year Ended December 31, 2017
On March 7, 2017 (the “Issue Date”), the Company issued 95,000 newly created Preference Shares to affiliates of The Goldman Sachs Group, Inc. (collectively, the “Purchaser”) pursuant to a $95.0 million private placement. The Company received proceeds of approximately $90.2 million, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. Please see Note 12 of the Notes to the Consolidated Financial Statements included herein for further information.
Additionally during 2017, the Company sold all of its ownership interests in three subsidiaries and completed a number of transactions with majority owned subsidiaries. Please see Note 4 of the Notes to the Consolidated Financial Statements included herein for a summary of these transactions.
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Act, the Company remeasured its existing deferred tax assets and reduced its valuation allowance by $127.1 million. Additionally, during 2017 the Company reduced its valuation allowance by $105.5 million due to the Company’s determination that it would be able to realize its deferred tax assets in the future. The related effect on the accompanying consolidated statements of operations and comprehensive income or loss resulted in the Company recording a U.S. income tax benefit of $232.6 million for the year ended December 31, 2017. Please see Note 9 of the Notes to the Consolidated Financial Statements included herein for further information.
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
In May 2015, the Company completed its previously announced sale of the net assets of Accent. For further information, please see Note 4 of the Notes to the Consolidated Financial Statements included herein.
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
On March 20, 2013, the Company issued and sold $550 million aggregate principal amount of the 6.75% Notes. The 6.75% Notes were guaranteed on a senior unsecured basis by all of MDC’s then-existing and future restricted subsidiaries that guarantee, or were co-borrowers under or granted liens to secure the Credit Agreement. The 6.75% Notes bore interest at a rate of 6.75% per annum, accruing from March 20, 2013. Interest was payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on October 1, 2013. The 6.75% Notes had a maturity date of April 1, 2020, unless earlier redeemed or repurchased. The 6.75% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company received net proceeds from the offering of the 6.75% Notes equal to approximately $537.6 million. The Company used the net proceeds to redeem all of its then-existing 11% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for loss on redemption of notes of $55.6 million, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes. In addition, the Company entered into an amended and restated $225 million senior secured revolving credit agreement due 2018.
In November 2013, stock-based compensation included a charge of $78.0 million relating to the cash settlement of the outstanding Stock Appreciation Rights (“SARs”).
On November 15, 2013, the Company issued an additional $110 million aggregate principal amount of the 6.75% Notes. The additional notes were issued under the indenture governing the 6.75% Notes and treated as a single series with the original 6.75% Notes.
During 2013, the Company discontinued two subsidiaries and an operating division. All periods reflect these discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to a “fiscal year” means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal year 2017 means the period beginning January 1, 2017, and ending December 31, 2017).
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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenues, operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth by primary discipline (v) growth from currency changes, (vi) growth from acquisitions, and (vii) the impact of dispositions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
As discussed in Note 15 of the Notes to Consolidated Financial Statements the Company reports in four reportable segments, plus the All Other category, within the Advertising and Communications Group.
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
Media Services - This segment is comprised of a single operating segment with media buying and planning as its core competency.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. The Company provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, integration is typically implemented promptly, and new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company engaged in a number of acquisition and disposition transactions during the 2009 to 2017 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions and dispositions is provided in Note 4 of the Notes to the Consolidated Financial Statements included herein for further information.
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
Fourth Quarter Results.  Revenues were $402.7 million for the fourth quarter of 2017, representing an increase of $12.3 million or 3.2%, compared to revenue of $390.4 million in fourth quarter of 2016. The increase in revenue primarily consisted from growth of existing Partner firms of $12.8 million or 3.3% and a foreign exchange impact of $5.6 million or 1.4%. These increases were partially offset by the negative impact of $6.1 million for the effect of dispositions. In the fourth quarter of 2017, operating profit increased by $33.4 million and operating margins increased 808 basis points in comparison to the fourth quarter of 2016. The increase in operating profits and margin was primarily attributable to decreased goodwill and an asset impairment expense decrease of $14.5 million, the change in deferred acquisition consideration of $9.0 million and a decrease in staff costs as a percentage of revenue. Income from continuing operations for the fourth quarter of 2017 was $231.5 million, compared to income from continuing operations of $11.2 million in 2016. Other income, net increased by $1.6 million or 210.0%, primarily consisted of a decrease of expense of $9.4 million from foreign currency fluctuations. Interest expense decreased $0.3 million or 1.9% from $16.4 million in 2016, to $16.1 million in 2017. Income tax benefit increased $175.1 million from $10.6 million in 2016, to $185.7 million in 2017. This increase was primarily related to the release of the valuation allowance on U.S. deferred tax assets.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Revenue:
Global Integrated Agencies	$786,644	$696,410	$652,987
Domestic Creative Agencies	90,663	85,953	91,658
Specialist Communications	172,565	170,285	153,920
Media Services	142,387	131,498	132,419
All Other	321,520	301,639	295,272
Total	$1,513,779	$1,385,785	$1,326,256

Segment operating income (loss):
Global Integrated Agencies	$74,902	$58,505	$66,161
Domestic Creative Agencies	16,977	16,583	17,535
Specialist Communications	20,714	1,939	18,047
Media Services	12,963	6,154	20,116
All Other	47,259	9,368	15,423
Corporate	(40,856)	(44,118)	(65,172)
Total	$131,959	$48,431	$72,110

Other Income (Expense):
Other income, net	$1,346	$414	$7,238
Foreign exchange gain (loss)	18,137	(213)	(39,328)
Interest expense and finance charges, net	(64,364)	(65,858)	(57,436)
Loss on redemption of Notes	—	(33,298)	—
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	87,078	(49,716)	(17,416)
Income tax expense (benefit)	(168,064)	(9,404)	3,761
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	255,142	(40,312)	(21,177)
Equity in earnings (loss) of non-consolidated affiliates	2,081	(309)	1,058
Income (loss) from continuing operations	257,223	(40,621)	(20,119)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	—	(6,281)
Net income (loss)	257,223	(40,621)	(26,400)
Net income attributable to the noncontrolling interest	(15,375)	(5,218)	(9,054)
Net income (loss) attributable to MDC Partners Inc.	$241,848	$(45,839)	$(35,454)

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Global Integrated Agencies	$23,800	$21,447	$20,599
Domestic Creative Agencies	1,434	1,653	1,855
Specialist Communications	4,714	6,637	11,201
Media Services	3,629	5,718	4,660
All Other	8,799	9,406	12,134
Corporate	1,098	1,585	1,774
Total	43,474	46,446	52,223

Stock-based compensation:
Global Integrated Agencies	$15,203	$12,141	$6,981
Domestic Creative Agencies	845	634	644
Specialist Communications	2,954	3,629	1,510
Media Services	614	301	471
All Other	2,600	1,773	5,450
Corporate	2,134	2,525	2,740
Total	$24,350	$21,003	$17,796

Capital expenditures:
Global Integrated Agencies	$20,748	$16,439	$17,043
Domestic Creative Agencies	1,032	1,055	1,321
Specialist Communications	1,288	2,741	1,311
Media Services	3,035	5,110	825
All Other	6,832	4,054	2,704
Corporate	23	33	371
Total	$32,958	$29,432	$23,575
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue was $1.51 billion for the year ended December 31, 2017, compared to revenue of $1.39 billion for the year ended December 31, 2016, representing an increase of $128.0 million, or 9.2%. The change in revenue was driven by revenue growth from existing Partner Firms of $91.5 million, or 6.6%, and a positive foreign exchange impact of $3.6 million, or 0.3%. Revenue from acquired Partner Firms was $43.5 million or 3.1%, including growth of $4.9 million from organic revenue growth, partially offset by a negative impact from dispositions of $10.6 million, or 0.8%.
Operating profit for the year ended December 31, 2017 was $132.0 million, compared to $48.4 million for the year ended December 31, 2016, representing an increase of $83.5 million, or 172.5%. Operating profit increased by $80.3 million, or 86.7% in the Advertisement and Communication Group, while Corporate operating expenses decreased by $3.3 million, or 7.4%.
Income from continuing operations was $257.2 million for the year ended December 31, 2017, compared to a loss of $40.6 million for the year ended December 31, 2016. The increase of $297.8 million was primarily attributable to (1) an increase in income tax benefit of $158.7 million, (2) an increase in operating profit of $83.5 million, (3) a loss on redemption of notes of $33.3 million recognized in the first quarter of 2016, (4) a foreign exchange gain of $18.1 million for the year ended December 31, 2017 compared to a foreign exchange loss of $0.2 million for the year ended December 31, 2016 and (5) an equity in earnings of non-consolidated affiliates of $2.1 million for the year ended December 31, 2017 compared to a loss of $0.3 million for the year ended December 31, 2016.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for the Company’s network of Partner Firms, the Advertising and Communications Group. The Advertising and Communications Group includes the Company’s four (4) reportable segments plus its “All Other” category.

Revenue in the Advertising and Communications Group was $1.51 billion for the year ended December 31, 2017, compared to revenue of $1.39 billion for the year ended December 31, 2016, representing an increase of $128.0 million, or 9.2%. The change in revenue was driven by revenue growth from existing Partner Firms of $91.5 million, or 6.6%, and a positive foreign exchange impact of $3.6 million, or 0.3%. Revenue from acquired Partner Firms was $43.5 million, or 3.1%, including growth of $4.9 million from organic revenue growth, partially offset by a negative impact from dispositions of $10.6 million, or 0.8%. Revenue growth was attributable to net new client wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. There was broad based growth by client sector, with particular strength in communications, food & beverage, financials, and consumer products, partially offset by declines within technology and retail.
Revenue growth was driven by the Company’s business in the United States with growth of $68.7 million, or 6.2%, due to net new client wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. In Canada, revenue declined $1.0 million, or 0.8%, due to lower pass-through costs. Outside of North America, revenue growth was $60.4 million, or 38.2%, including contributions from acquired Partner Firms of $43.5 million, or 27.6%. This growth was partially offset by a negative impact from dispositions of $3.5 million, or 2.2%. Revenue contributions from existing Partner Firms consisted of revenue growth of $18.9 million, or 12.0%, due to net new client wins, increased client spending, and higher pass-through costs, as well as a positive impact from foreign exchange of $1.4 million, or 0.9%.
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), defined in Item 7. For the year ended December 31, 2017, organic revenue growth was $96.4 million, or 7.0%, of which $91.5 million, or 6.6%, pertained to Partner Firms which the Company has held throughout each of the comparable periods presented. The remaining $4.9 million, or 0.4%, was generated through acquired Partner Firms. The other components of non-GAAP activity include non-GAAP acquisitions (dispositions), net adjustments of $30.4 million, or 2.2%, and a positive foreign exchange impact of $1.2 million, or 0.1%.
The components of the change in revenues in the Advertising and Communications Group for the year ended December 31, 2017 were as follows:

		2017 Non-GAAP Activity				Change
Advertising and Communications Group	2016 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	2017 Revenue	Foreign Exchange	Non-GAAP Acquisitions (Dispositions), net	Organic Revenue Growth (Decline)	Total Revenue
	(Dollars in Millions)
United States	$1,103.7	$—	$(5.6)	$74.3	$1,172.4	—%	(0.5)%	6.7%	6.2%
Canada	124.1	2.2	(1.5)	(1.7)	123.1	1.8%	(1.2)%	(1.4)%	(0.8)%
Other	158.0	(1.0)	37.5	23.8	218.3	(0.6)%	23.7%	15.1%	38.2%
Total	$1,385.8	$1.2	$30.4	$96.4	$1,513.8	0.1%	2.2%	7.0%	9.2%
The below is a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the year ended December 31, 2017:

	Global Integrated Agencies	Media Services	All Other	Total
	(Dollars in Millions)
Revenue from acquisitions (dispositions), net (1)	$43.5	$—	$—	$43.5
Foreign exchange impact	2.4	—	—	2.4
Contribution to organic revenue growth (decline) (2)	(4.9)	—	—	(4.9)
Prior year revenue from dispositions	(3.5)	(5.6)	(1.5)	(10.6)
Non-GAAP acquisitions (dispositions), net	$37.5	$(5.6)	$(1.5)	$30.4

(1)
Operating segments not impacted by revenue from acquired Partner Firms in the current and prior period were excluded. In addition, no acquisitions were completed during 2017. Refer to Note 4 of the Notes to the Consolidated Financial Statements included herein for further information pertaining to the current year dispositions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
United States	77.4%	79.6%
Canada	8.1%	9.0%
Other	14.4%	11.4%
Organic revenue growth in the Advertising and Communications Group was driven by the Company’s business in the United States with growth of $74.3 million, or 6.7%, due to net new client wins, increased spending as well as expanded scopes of services by existing clients, and higher pass-through costs. In Canada, organic revenue declined $1.7 million, or 1.4%, due to a decrease in pass-through costs. Organic revenue growth from outside of North America was $23.8 million, or 15.1%, consisting of contributions from existing Partner Firms due to net new client wins, partially offset by an organic revenue decline of $4.9 million from acquired Partner Firms.
The positive foreign exchange impact of $1.2 million, or 0.1%, was primarily due to the strengthening of the Canadian dollar and the European Euro against the U.S. dollar, partially offset by the weakening of the British Pound against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,513.8		$1,385.8		$128.0	9.2%
Operating expenses
Cost of services sold	1,023.5	67.6%	936.1	67.6%	87.3	9.3%
Office and general expenses	271.9	18.0%	263.7	19.0%	8.2	3.1%
Depreciation and amortization	42.4	2.8%	44.9	3.2%	(2.5)	(5.5)%
Goodwill impairment	3.2	0.2%	48.5	3.5%	(45.3)	(93.3)%
	$1,341.0	88.6%	$1,293.2	93.3%	$47.7	3.7%
Operating profit	$172.8	11.4%	$92.5	6.7%	$80.3	86.7%

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$260.8	17.2%	$212.3	15.3%	$48.5	22.9%
Staff costs (2)	829.6	54.8%	781.9	56.4%	47.6	6.1%
Administrative costs	187.7	12.4%	179.2	12.9%	8.5	4.7%
Deferred acquisition consideration	(4.9)	(0.3)%	8.0	0.6%	(12.9)	(161.5)%
Stock-based compensation	22.2	1.5%	18.5	1.3%	3.7	20.2%
Depreciation and amortization	42.4	2.8%	44.9	3.2%	(2.5)	(5.5)%
Goodwill impairment	3.2	0.2%	48.5	3.5%	(45.3)	(93.3)%
Total operating expenses	$1,341.0	88.6%	$1,293.2	93.3%	$47.7	3.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Operating profit in the Advertising and Communications Group for the year ended December 31, 2017 was $172.8 million, compared to $92.5 million for the year ended December 31, 2016, representing an increase of $80.3 million, or 86.7%. Operating margins improved by 470 basis points from 6.7% in 2016, to 11.4% in 2017. These improvements were largely due to a decline in the goodwill impairment charge, a decrease in staff costs as a percentage of revenue, and a change in the deferred acquisition consideration adjustment, partially offset by an increase in direct costs.
Direct costs in the Advertising and Communications Group for the year ended December 31, 2017 were $260.8 million, compared to $212.3 million for the year ended December 31, 2016, representing an increase of $48.5 million, or 22.9%. This increase was largely due to an acquisition during the year. As a percentage of revenue, direct costs increased from 15.3% in 2016 to 17.2% in 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio, in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.
Staff costs as a percentage of revenue in the Advertising and Communications Group decreased from 56.4% in 2016 to 54.8% in 2017, which was primarily driven by revenue growth as well improvements in staffing relative to the prior period. Staff costs for the year ended December 31, 2017 were $829.6 million, compared to $781.9 million for the year ended December 31, 2016, representing an increase of $47.6 million, or 6.1%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms.
Goodwill impairment in the Advertising and Communications Group for the year ended December 31, 2017 was $3.2 million, compared to $48.5 million for the year ended December 31, 2016, representing a decrease of $45.3 million, or 93.3%. The decrease was due to a partial impairment in 2017 of $3.2 million relating to two non-material reporting units in comparison to a partial impairment in 2016 of $48.5 million relating to an experiential reporting unit and a non-material reporting unit. For more information see Note 8 of the Notes to the Consolidated Financial Statements included herein.
Deferred acquisition consideration in the Advertising and Communications Group for the year ended December 31, 2017 resulted in income of $4.9 million compared to an expense of $8.0 million for the year ended December 31, 2016, representing a change of $12.9 million, or 161.5%. The change in the deferred acquisition consideration adjustment was primarily due to the higher than estimated liability in the prior period driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition, increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2016, and the aggregate under-performance of certain Partner Firms in 2017 relative to the previously-forecasted expectations.
Stock-based compensation in the Advertising and Communications Group was $22.2 million for the year ended December 31, 2017, compared to $18.5 million for the year ended December 31, 2016, representing an increase of $3.7 million, or 20.2% . As a percentage of revenue, stock-based compensation increased from 1.3% in 2016 to 1.5% in 2017.
Depreciation and amortization expense in the Advertising and Communications Group for the year ended December 31, 2017 was $42.4 million compared to $44.9 million for the year ended December 31, 2016, representing a decrease of $2.5 million, or 5.5%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.

Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment for the year ended December 31, 2017 was $786.6 million, compared to $696.4 million for the year ended December 31, 2016, representing an increase of $90.2 million, or 13.0%. The change in revenue included contributions from existing Partner Firms consisting of revenue growth of $47.6 million, or 6.8%, and a positive foreign exchange impact of $2.5 million, or 0.4%. Revenue growth was primarily driven by net new client wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. Revenue from acquired Partner Firms was $43.5 million, or 6.3%, partially offset by a negative impact from dispositions of $3.5 million, or 0.5%.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$786.6		$696.4		$90.2	13.0%
Operating expenses
Cost of services sold	540.3	68.7%	472.1	67.8%	68.2	14.4%
Office and general expenses	147.7	18.8%	144.3	20.7%	3.3	2.3%
Depreciation and amortization	23.8	3.0%	21.4	3.1%	2.4	11.0%
	$711.7	90.5%	$637.9	91.6%	$73.8	11.6%
Operating profit	$74.9	9.5%	$58.5	8.4%	$16.4	28.0%
Operating profit in the Global Integrated Agencies reportable segment for the year ended December 31, 2017 was $74.9 million, compared to $58.5 million in for the year ended December 31, 2016, representing an increase of $16.4 million, or 28.0%. Operating margins improved by 110 basis points from 8.4% in 2016 to 9.5% in 2017. The increases in operating profit and margin were largely due to improvements in staff costs as a percentage of revenue and a reduction in the deferred acquisition consideration expense, partially offset by an increase in direct costs.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the years ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$104.9	13.3%	$65.9	9.5%	$39.0	59.3%
Staff costs (2)	459.7	58.4%	434.5	62.4%	25.3	5.8%
Administrative	103.5	13.2%	92.4	13.3%	11.0	11.9%
Deferred acquisition consideration	4.6	0.6%	11.6	1.7%	(7.0)	(60.2)%
Stock-based compensation	15.2	1.9%	12.1	1.7%	3.1	25.2%
Depreciation and amortization	23.8	3.0%	21.4	3.1%	2.4	11.0%
Total operating expenses	$711.7	90.5%	$637.9	91.6%	$73.8	11.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the year ended December 31, 2017 were $104.9 million compared to $65.9 million for the year ended December 31, 2016, representing an increase of $39.0 million, or 59.3%. As a percentage of revenue, direct costs increased from 9.5% in 2016 to 13.3% in 2017. These increases were primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio, in addition to an increase in costs incurred on certain clients’ behalf from some of our existing Partner Firms acting as principal.
Staff costs in the Global Integrated Agencies reportable segment for the year ended December 31, 2017 were $459.7 million compared to $434.5 million for the year ended December 31, 2016, representing an increase of $25.3 million, or 5.8%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. As a percentage of revenue, staff costs decreased from 62.4% in 2016 to 58.4% in 2017, primarily driven by revenue growth as well improvements in staffing relative to the prior period.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment resulted in an expense of $4.6 million in 2017, compared to an expense of $11.6 million in 2016, representing a decrease of $7.0 million, or 60.2%. The change in the deferred acquisition consideration adjustment was primarily due to the increased estimated liability in the prior period driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition completed in 2016 as well as increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2016.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $90.7 million for the year ended December 31, 2017, compared to $86.0 million for the year ended December 31, 2016, representing an increase of $4.7 million, or 5.5%. The change in revenue was due to revenue growth from Partner Firms of $4.5 million, or 5.3%, and a positive foreign exchange impact of $0.2 million, or 0.2%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$90.7		$86.0		$4.7	5.5%
Operating expenses
Cost of services sold	52.5	57.9%	49.2	57.2%	3.3	6.8%
Office and general expenses	19.7	21.8%	18.5	21.6%	1.2	6.5%
Depreciation and amortization	1.4	1.6%	1.7	1.9%	(0.2)	(13.2)%
	$73.7	81.3%	$69.4	80.7%	$4.3	6.2%
Operating profit	$17.0	18.7%	$16.6	19.3%	$0.4	2.4%
Operating profit in the Domestic Creative Agencies reportable segment for the year ended December 31, 2017 was $17.0 million compared to $16.6 million for the year ended December 31, 2016, representing an increase of $0.4 million, or 2.4%. Operating margins declined by 60 basis points from 19.3% in 2016 to 18.7% in 2017. The increase in operating profit was largely due to revenue growth, partially offset by an increase in staff costs. The decline in operating margin was due to an increase in staff costs as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$2.4	2.6%	$2.3	2.6%	$0.1	5.0%
Staff costs (2)	57.8	63.8%	54.2	63.1%	3.6	6.7%
Administrative	10.8	12.0%	10.9	12.7%	—	(0.4)%
Deferred acquisition consideration	0.4	0.4%	(0.3)	(0.3)%	0.6	nm
Stock-based compensation	0.8	0.9%	0.6	0.7%	0.2	33.3%
Depreciation and amortization	1.4	1.6%	1.7	1.9%	(0.2)	(13.2)%
Total operating expenses	$73.7	81.3%	$69.4	80.7%	$4.3	6.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.

Staff costs in the Domestic Creative Agencies reportable segment for the year ended December 31, 2017 were $57.8 million compared to $54.2 million for the year ended December 31, 2016, representing an increase of $3.6 million, or 6.7%. As a percentage of revenue, staff costs increased from 63.1% in 2016 to 63.8% in 2017. These increases were primarily due to increases in workforces at certain Partner Firms to support revenue growth and new business wins.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $172.6 million for the year ended December 31, 2017, compared to revenue of $170.3 million for the year ended December 31, 2016, representing an increase of $2.3 million, or 1.3%. The increase in revenue was attributable to revenue growth of $2.2 million, or 1.3%, from existing Partner Firms and a positive foreign exchange impact of $0.1 million.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$172.6		$170.3		$2.3	1.3%
Operating expenses
Cost of services sold	117.2	67.9%	118.1	69.4%	(0.9)	(0.8)%
Office and general expenses	29.9	17.4%	24.7	14.5%	5.3	21.3%
Depreciation and amortization	4.7	2.7%	6.6	3.9%	(1.9)	(29.0)%
Goodwill impairment	—	—%	18.9	11.1%	(18.9)	(100.0)%
	$151.9	88.0%	$168.3	98.9%	$(16.5)	(9.8)%
Operating profit	$20.7	12.0%	$1.9	1.1%	$18.8	968.3%
Operating profit in the Specialist Communications reportable segment for the year ended December 31, 2017 was $20.7 million compared to $1.9 million in for the year ended December 31, 2016, representing an increase of $18.8 million, or 968.3%. Operating margins improved by 1,090 basis points from 1.1% in 2016 to 12.0% in 2017. These increases were largely due to a goodwill impairment recognized in the prior period, partially offset by reduced income from deferred acquisition consideration.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$42.8	24.8%	$41.9	24.6%	$0.8	2.0%
Staff costs (2)	79.9	46.3%	80.8	47.5%	(0.9)	(1.2)%
Administrative	22.0	12.7%	21.7	12.7%	0.3	1.4%
Deferred acquisition consideration	(0.4)	(0.2)%	(5.2)	(3.1)%	4.8	(92.0)%
Stock-based compensation	3.0	1.7%	3.6	2.1%	(0.7)	(18.6)%
Depreciation and amortization	4.7	2.7%	6.6	3.9%	(1.9)	(29.0)%
Goodwill impairment	$—	—%	$18.9	11.1%	$(18.9)	(100.0)%
Total operating expenses	$151.9	88.0%	$168.3	98.9%	$(16.5)	(9.8)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Goodwill impairment in the Specialist Communications reportable segment was $18.9 million for the year ended December 31, 2016 pertaining to a partial impairment of goodwill relating to one of the Company’s strategic communications reporting units. For more information see Note 8 of the Notes to the Consolidated Financial Statements included herein for further information.

Deferred acquisition consideration in the Specialist Communications reportable segment for the year ended December 31, 2017 resulted in income of $0.4 million compared to income of $5.2 million in for the year ended December 31, 2016, representing a decrease in income of $4.8 million, or 92.0%. The change in the deferred acquisition consideration adjustment was due to the aggregate under-performance of certain Partner Firms in 2016 as compared to forecasted expectations.
Media Services
Revenue in the Media Services reportable segment was $142.4 million for the year ended December 31, 2017, compared to revenue of $131.5 million for the year ended December 31, 2016, representing an increase of $10.9 million, or 8.3%. The increase in revenue was driven by revenue growth of $16.5 million, or 12.5%, primarily due to new business wins and an increase in pass-through costs, partially offset by a negative disposition impact of $5.6 million, or 4.3%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$142.4		$131.5		$10.9	8.3%
Operating expenses
Cost of services sold	92.9	65.3%	95.4	72.5%	(2.4)	(2.5)%
Office and general expenses	32.9	23.1%	24.3	18.5%	8.6	35.4%
Depreciation and amortization	3.6	2.5%	5.7	4.3%	(2.1)	(36.5)%
	$129.4	90.9%	$125.3	95.3%	$4.1	3.3%
Operating profit	$13.0	9.1%	$6.2	4.7%	$6.8	110.7%
Operating profit in the Media Services reportable segment for the year ended December 31, 2017 was $13.0 million compared to $6.2 million for the year ended December 31, 2016, representing an increase of $6.8 million, 110.7%. Operating margins improved by 440 basis points from 4.7% in 2016 to 9.1% in 2017. These increases were largely due to revenue growth and a decrease in administrative costs and depreciation and amortization expense, partially offset by an increase in direct costs.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the year ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$38.0	26.7%	$31.2	23.7%	$6.8	21.8%
Staff costs (2)	68.6	48.2%	64.8	49.3%	3.8	5.8%
Administrative	19.4	13.6%	22.7	17.3%	(3.3)	(14.6)%
Deferred acquisition consideration	(0.8)	(0.6)%	0.6	0.4%	(1.4)	nm
Stock-based compensation	0.6	0.4%	0.3	0.2%	0.3	104.0%
Depreciation and amortization	3.6	2.5%	5.7	4.3%	(2.1)	(36.5)%
Total operating expenses	$129.4	90.9%	$125.3	95.3%	$4.1	3.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Media Services reportable segment for the year ended December 31, 2017 were $38.0 million compared to $31.2 million for the year ended December 31, 2016, representing an increase of $6.8 million, or 21.8%. As a percentage of revenue, direct costs increased from 23.7% in 2016 to 26.7% in 2017. The increase in direct costs is primarily due to increases in pass-through costs incurred on clients’ behalf, from one of the Company’s Partner Firms acting as Principal versus Agent.
Administrative costs in the Media Services reportable segment for the year ended December 31, 2017 were $19.4 million compared to $22.7 million for the year ended December 31, 2016, representing a decrease of $3.3 million, or 14.6%. As a percentage of revenue, administrative costs decreased from 17.3% in 2016 to 13.6% in 2017. The decrease in administrative costs was due to a reduction in outside professional services fees as well as occupancy cost savings realized from real estate consolidation initiatives.
Depreciation and amortization expense in the Media Services reportable segment for the year ended December 31, 2017 was $3.6 million compared to $5.7 million for the year ended December 31, 2016, representing a decrease of $2.1 million, or 36.5%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.
All Other
Revenue in the All Other category was $321.5 million for the year ended December 31, 2017 compared to revenue of $301.6 million for the year ended December 31, 2016, representing an increase of $19.9 million, or 6.6%. The increase was driven by revenue growth from existing Partner Firm of $20.6 million, or 6.8%, and a positive foreign exchange impact of $0.8 million, or 0.3%, partially offset by a negative impact from dispositions of $1.5 million, or 0.5%.
The change in expenses as a percentage of revenue in the All Other category for the years ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$321.5		$301.6		$19.9	6.6%
Operating expenses
Cost of services sold	220.5	68.6%	201.3	66.7%	19.2	9.5%
Office and general expenses	41.7	13.0%	51.9	17.2%	(10.2)	(19.7)%
Depreciation and amortization	8.8	2.7%	9.4	3.1%	(0.6)	(6.0)%
Goodwill impairment	3.2	1.0%	$29.7	9.8%	(26.4)	(89.1)%
	$274.3	85.3%	$292.3	96.9%	$(18.0)	(6.2)%
Operating profit (loss)	$47.3	14.7%	$9.4	3.1%	$37.9	404.5%
Operating profit in the All Other category for the year ended December 31, 2017 was $47.3 million compared to $9.4 million for the year ended December 31, 2016, representing an increase of $37.9 million, or 404.5%. Operating margins improved by 1,160 basis points from 3.1% in 2016 to 14.7% in 2017. These increases were largely due to a decline in the goodwill impairment charge and the change in the deferred acquisition consideration adjustment, partially offset by an increase in staff costs as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the All Other category for the years ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$72.7	22.6%	$71.0	23.5%	$1.7	2.4%
Staff costs (2)	163.5	50.9%	147.6	48.9%	15.9	10.8%
Administrative	32.0	9.9%	31.5	10.4%	0.5	1.5%
Deferred acquisition consideration	(8.6)	(2.7)%	1.3	0.4%	(10.0)	nm
Stock-based compensation	2.6	0.8%	1.8	0.6%	0.8	46.6%
Depreciation and amortization	8.8	2.7%	9.4	3.1%	(0.6)	(6.0)%
Goodwill impairment	3.2	1.0%	$29.7	9.8%	(26.4)	(89.1)%
Total operating expenses	$274.3	85.3%	$292.3	96.9%	$(18.0)	(6.2)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.

Staff costs in the All Other category for the year ended December 31, 2017 were $163.5 million compared to $147.6 million for the year ended December 31, 2016, representing an increase of $15.9 million, or 10.8%. As a percentage of revenue, staff costs increased from 48.9% in 2016 to 50.9% in 2017. These increases were primarily due to higher headcount at certain Partner Firms to support growth of the business.
Deferred acquisition consideration in the All Other category resulted in income of $8.6 million for the year ended December 31, 2017 compared to an expense of $1.3 million for the year ended December 31, 2016, representing a change of $10.0 million. The change was primarily due to aggregate under performance of certain Partner Firms as compared to forecasted expectations in the current period.
Goodwill impairment in the All Other category for the year ended December 31, 2017 was $3.2 million compared to $29.7 million for the year ended December 31, 2016, representing a decrease of $26.4 million, or 89.1%. The goodwill impairment in 2017 was comprised of a partial impairment of $3.2 million relating to two non-material reporting units. For more information see Note 8 of the Notes to the Consolidated Financial Statements included herein for further information.
Corporate
The change in operating expenses for Corporate for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$20.9	$27.8	$(6.9)	(24.9)%
Administrative	15.5	12.2	3.4	27.7%
Stock-based compensation	2.1	2.5	(0.4)	(15.5)%
Depreciation and amortization	1.1	1.6	(0.5)	(30.7)%
Goodwill and other asset impairment	1.2	—	1.2	NA
Total operating expenses	$40.9	$44.1	$(3.3)	(7.4)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate decreased by $3.3 million to $40.9 million in 2017, compared to $44.1 million in 2016.
Staff costs for Corporate decreased by $6.9 million, or 24.9%. The decrease was primarily due to reductions in executive compensation expense and severance expense.
Administrative costs for Corporate increased by $3.4 million, or 27.7%. This increase was primarily due to an increase in professional fees of $2.4 million relating to the implementation of ASC 606, Revenue from Contracts with Customers, which is effective January 1, 2018. Additionally, there was a reduction in insurance proceeds of $4.8 million received by the Company in 2016 compared to 2017, relating to the class action litigation and the completed SEC investigation, offset by reductions in legal fees in 2017 relating to the class action litigation and the completed SEC investigation. In addition, for the year ended December 31, 2016, the Company paid a one-time SEC civil penalty payment of $1.5 million.
For the year ended December 31, 2017, the Company incurred a $1.2 million other asset impairment charge.
Other Income, Net
Other income, net, increased by $0.9 million from $0.4 million for the year ended December 31, 2016 to $1.3 million for the year ended December 31, 2017.
Foreign Exchange
Foreign exchange gain was $18.1 million in 2017 compared to a foreign exchange loss of $0.2 million in 2016. The foreign exchange gain in 2017 was primarily related to the U.S. dollar denominated indebtedness that was an obligation of the Company’s Canadian parent company and was driven by the appreciation of the Canadian dollar against the U.S. dollar in the period.
Interest Expense and finance charges
Interest expense and finance charges, net, for the year ended December 31, 2017 was $64.4 million compared to $65.1 million for the year ended December 31, 2016, representing a decrease of $0.7 million. The decrease was primarily due to lower borrowings under the Company’s revolving Credit Agreement in comparison to the prior period. See Note 10 of the Notes to the Consolidated Financial Statements for additional information on the Wells Fargo Credit Agreement.

Loss on Redemption of Notes
For the year ended December 31, 2016, the Company incurred a $33.3 million loss on redemption of the 6.75% Notes in the first quarter of 2016.
Income Tax Expense (Benefit)
Income tax benefit for the year ended December 31, 2017 was $168.1 million compared to $9.4 million for the year ended December 31, 2016, representing an increase of $158.7 million. The increase was due to the release of the Company’s deferred tax asset valuation allowance in certain tax jurisdictions as well the additional incremental tax benefit as a result of the Tax Cuts and Jobs Act of 2017.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. For the year ended December 31, 2017, the Company recorded income of $2.1 million compared to a loss of $0.3 million for the year ended December 31, 2016.
Noncontrolling Interests
The effects of noncontrolling interests was $15.4 million for the year ended December 31, 2017, compared to $5.2 million for the year ended December 31, 2016, representing an increase of $10.2 million. This increase was attributable to the noncontrolling interests of certain Partner Firms that attained the right to distribution of earnings in the current period.
Net Income (Loss) Attributable to MDC Partners Inc.
As a result of the foregoing, the net income attributable to MDC Partners Inc. for the year ended December 31, 2017 was $241.8 million or income of $3.72 per diluted share, compared to a net loss of $45.8 million, or $0.89 per diluted share reported for the year ended December 31, 2016.

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
Overall, organic revenue growth in the Advertising and Communications Group was driven by the Company’s business outside of North America, with organic revenue growth of 16.5%, primarily attributable to new client wins and increased spend from existing clients as the Company extended its capabilities into new markets throughout Europe, Asia, and South America. For the year ended December 31, 2016, 11.4% of the Company’s total revenue came from outside North America, up from 8.5% for the year ended December 31, 2015. Additional revenue growth came from acquisitions of Partner Firms that helped expand the Company’s capabilities in mobile development and digital media buying, as well as expand the Company’s global footprint.
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
Operating profit in the Advertising and Communications Group in 2016 was $92.5 million, compared to $137.3 million in 2015, with operating margins declining 370 basis points from 10.4% in 2015 to 6.7% in 2016. These decreases were largely due to the goodwill impairment charge of $48.5 million and increases in staff costs as a percentage of revenue, partially offset by decreased deferred acquisition consideration expense.
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
Deferred acquisition consideration in the Advertising and Communications Group resulted in an expense of $8.0 million in 2016, compared to expense of $36.3 million in 2015. The decrease in deferred acquisition consideration expense was due to the aggregate under-performance of certain Partner Firms in 2016 relative to forecast expectations as compared to 2015. This decrease was partially offset by expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the Company’s estimated future stock price, pertaining to an acquisition in which the Company used its equity as purchase consideration.

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
Operating profit in the Global Integrated Agencies reportable segment in 2016 was $58.5 million, compared to $66.2 million in 2015. Operating margins declined by 170 basis points from 10.1% in 2015 to 8.4% in 2016. These decreases were largely due to increases in direct costs as a percentage of revenue as well as staff costs, partially offset by decreased deferred acquisition consideration expense.

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
Deferred acquisition consideration in the Global Integrated Agencies reportable segment resulted in an expense of $11.6 million in 2016, compared to an expense of $17.1 million in 2015. The decrease was due to the aggregate under-performance of certain Partner Firms in 2016 relative to forecast expectations as compared to 2015 aggregate out-performance relative to forecast expectations in 2015. The decrease was partially offset by expenses pertaining to an amendment to a purchase agreement of previously acquired incremental ownership interests entered into during 2016, as well as increased estimated liability driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition.
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
Operating profit in the Specialist Communications reportable segment in 2016 was $1.9 million, compared to $18.0 million in 2015. Operating margins declined 1,060 basis points from 11.7% in 2015 to 1.1% in 2016. These decreases were largely due to a goodwill impairment as well as increases in both staff costs and direct costs as a percentage of revenue, partially offset by a decrease in depreciation and amortization and higher income from deferred acquisition consideration.
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
Goodwill impairment in the Specialist Communications reportable segment was $18.9 million in 2016 pertaining to a partial impairment of goodwill relating to one of the Company’s strategic communications reporting units. For more information see Note 8 of the Notes to the Consolidated Financial Statements included herein.

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
Operating profit in the Media Services reportable segment in 2016 was $6.2 million, compared to $20.1 million in 2015. Operating margins declined 1,050 basis points from 15.2% in 2015 to 4.7% in 2016. These decreases were largely due to increases as a percentage of revenue in both staff costs and administrative costs, partially offset by a decrease in direct costs.
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
Administrative costs in the Media Services reportable segment increased by $5.5 million, or 32.3%, and as a percentage of revenue increased from 13.0% in 2015 to 17.3% in 2016. These increases were due to higher occupancy expenses and other general and administrative expenses, which were incurred in 2016 to support the growth and expansion of certain Partner Firms as well as real estate consolidation initiatives.

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
Operating profit in the All Other category in 2016 was $9.4 million, compared to $15.4 million in 2015. Operating margins declined 210 basis points from 5.2% in 2015 to 3.1% in 2016. These decreases were largely due to the goodwill impairment charge and an increase in staff costs as a percentage of revenue, partially offset by decreased deferred acquisition consideration expense.
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
Deferred acquisition consideration in the All Other category resulted in an expense of $1.3 million in 2016, compared to an expense of $26.1 million in 2015. The decrease was due to the aggregate out-performance relative to forecast expectations of certain Partner Firms in 2015 that did not reoccur in 2016.

Goodwill impairment in the All Other category was comprised of $27.9 million relating to an experiential reporting unit and partial impairment of goodwill of $1.7 million relating to a non-material reporting unit. For more information see Note 8 of the Notes to the Consolidated Financial Statements included herein.
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
Administrative costs for Corporate decreased by $6.1 million, or 33.3%, primarily due to reductions in the following categories: (1) legal fees related to the class action litigation and SEC investigation of $9.6 million, (2) advertising and promotional expenses of $1.4 million, (3) professional fees of $1.0 million, (4) travel and entertainment expenses of $0.3 million, (5) occupancy costs of $0.6 million, and (6) various other administrative costs of $1.1 million. In addition, the Company received $5.9 million of insurance proceeds for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015 relating to the class action litigation and SEC investigation. These reductions in administrative costs and receipt of insurance proceeds were partially offset by the $11.3 million of perquisite reimbursements from the former CEO received for the year ended December 31, 2015 and the one-time SEC civil penalty payment of $1.5 million for the year ended December 31, 2016.
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
Foreign Exchange
Foreign exchange loss was $0.2 million in 2016 compared to a foreign exchange loss of $39.3 million in 2015. The foreign exchange losses in both 2016 and 2015 primarily related to the U.S. dollar denominated indebtedness that was an obligation of the Company’s Canadian parent company and were driven by the appreciation of the U.S. dollar against the Canadian dollar in the period.
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

Liquidity and Capital Resources
The following table provides information about the Company’s liquidity position:

Liquidity	2017	2016	2015

	(In Millions, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$46.2	$27.9	$61.5
Working capital (deficit)	$(232.9)	$(313.2)	$(418.0)
Cash provided by (used in) operating activities	$115.3	$(1.2)	$161.4
Cash used in investing activities	$(20.9)	$(25.2)	$(29.9)
Cash used in financing activities	$(75.4)	$(9.3)	$(188.6)
Ratio of long-term debt to shareholders’ deficit	(5.68)	(1.84)	(1.47)
As of December 31, 2017, 2016 and 2015, $4.6 million, $5.3 million, and $5.2 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At December 31, 2017, the Company had $247.8 million available under the Credit Agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 6.50% Senior Notes due 2024. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the foreseeable future. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in Item 1A of Part I of this Annual Report on Form 10-K and in the Company’s other SEC filings.

Working Capital
At December 31, 2017, the Company had a working capital deficit of $232.9 million compared to a deficit of $313.2 million at December 31, 2016. Working capital deficit decreased by $80.4 million primarily due to the net proceeds from the issuance of the convertible preference shares and timing of media payments, offset by the net repayments under the Credit Agreement and payments of deferred acquisition consideration. During the twelve months ended December 31, 2016, the Company’s working capital was negatively impacted by increased volatility caused by a shift in seasonality relating to the changing client base in our media business. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At December 31, 2017, the Company had no borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. During 2017, 2016 and 2015, the Company made distributions to these noncontrolling interest holders of $8.9 million, $7.8 million and $9.5 million, respectively. At December 31, 2017, $11.0 million remains outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Operating Activities
Cash flows provided by continuing operations for 2017 were $115.3 million. This was attributable primarily to income from continuing operations of $257.2 million, inclusive of benefit related to deferred taxes of $173.0 million primarily related to a reversal of the valuation allowance on its United States deferred tax assets, stock-based compensation of $24.4 million, depreciation and amortization of $46.5 million, goodwill and other asset impairment of $4.4 million, a decrease in accounts payable, accruals and other current liabilities of $13.4 million primarily driven by the timing of payments to suppliers, a decrease in prepaid expenses and other current assets of $6.6 million, a decrease in expenditures billable to clients of $1.9 million, and an increase in advanced billings of $14.5 million. This was partially offset by an increase in accounts receivable of $50.0 million, foreign exchange of $17.6 million, a gain on the sale of assets of $1.6 million, a net increase in other and non-current assets and liabilities of $4.4 million, adjustments to deferred acquisition consideration of $4.8 million, and income in non-consolidated affiliates of $2.1 million.
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
Investing Activities
Cash flows used in investing activities of continuing operations were $20.9 million for 2017, compared with $25.2 million for 2016, and $29.9 million in 2015.
In the year ended December 31, 2017, capital expenditures totaled $33.0 million, primarily driven by $20.7 million incurred by the Global Integrated Agencies reportable segment. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $2.2 million for other investments. These outflows were partially offset by $3.7 million of distributions from non-consolidated affiliates and $10.6 million of proceeds from the sale of assets.
In the year ended December 31, 2016, capital expenditures totaled $29.4 million, primarily driven by $16.4 million incurred by the Global Integrated Agencies reportable segment. These expenditures consisted primarily of computer equipment, furniture and fixtures, and leasehold improvements. Additionally, the Company paid $3.8 million for other investments and

$2.5 million for deposits on capital expenditures not yet placed into service. These outflows were partially offset by $7.4 million of distributions from non-consolidated affiliates, $2.5 million of net cash acquired from acquisitions and $0.7 million of proceeds from the sale of assets.
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
Financing Activities
During the year ended December 31, 2017, cash flows used in financing activities were $75.4 million, and consisted of $99.9 million of acquisition related payments, $54.4 million of net repayments under the Credit Agreement, $4.8 million of issuance costs paid in connection with the issuance of convertible preference shares, payment of dividends of $0.3 million, distributions to noncontrolling partners of $8.9 million, the purchase of treasury shares for income tax withholding requirements of $1.8 million, and repayments of long-term debt of $0.4 million. These amounts were partially offset by $95.0 million of gross proceeds from the issuance of convertible preference shares.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at December 31, 2017.
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
Debt, net of debt issuance costs, as of December 31, 2017 was $883.1 million, a decrease of $53.3 million, compared with $936.4 million outstanding at December 31, 2016. This decrease in debt was a result of proceeds received from the issuance of convertible preference shares and cash flows generated from operations, partially offset by the payment of acquisition related payments. At December 31, 2017, there were approximately $5.1 million in outstanding letters of credit.
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
For the period ended December 31, 2017, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2017
Total Senior Leverage Ratio	(0.01)
Maximum per covenant	2.00
Total Leverage Ratio	4.33
Maximum per covenant	5.50
Fixed Charges Ratio	2.54
Minimum per covenant	1.00
Earnings before interest, taxes, depreciation and amortization	$208.2 million
Minimum per covenant	$105.0 million
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

Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2017 will be repaid with new financing, equity offerings and/or cash flow from operations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in Millions)
Indebtedness (1)	$900.0	$—	$—	$—	$900.0
Capital lease obligations	0.7	0.3	0.4	—	—
Operating leases	367.4	58.2	111.8	74.4	122.9
Interest on debt	370.6	58.5	117.0	117.0	78.0
Deferred acquisition consideration (2)	122.4	50.2	54.6	17.7	—
Other long-term liabilities	7.9	3.2	4.4	0.3	—
Total contractual obligations (3)	$1,768.9	$170.4	$288.2	$209.4	$1,100.9

(1)	Indebtedness includes no borrowings under the Credit Agreement due in 2021.

(2)
Deferred acquisition consideration excludes future payments with an estimated fair value of $26.8 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $2.5 million will be paid in less than one year, $16.9 million will be paid in one to three years, $7.4 million will be paid in three to five years, and nil will be paid after five years.

(3)	Pension obligations of $15.8 million are not included since the timing of payments are not known.
The following table provides a summary of other commercial commitments (in thousands) at December 31, 2017:

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in Millions)
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	5.1	5.1	—	—	—
Total Other Commercial Commitments	$5.1	$5.1	$—	$—	$—
For further detail on MDC’s long-term debt principal and interest payments, see Note 10 Debt and Note 17 Commitments, Contingencies and Guarantees of the Company’s Notes to the Consolidated Financial Statements included in this Form 10-K. See also “Deferred Acquisition Consideration” and “Other-Balance Sheet Commitments” below.
Capital Resources
At December 31, 2017, there were no borrowings under the Credit Agreement and $5.1 million of undrawn outstanding letters of credit. Cash and undrawn commitments available to support the Company’s future cash requirements at December 31, 2017 was approximately $294.0 million.
The Company expects to incur approximately $25.0 million of capital expenditures in 2018. Such capital expenditures are expected to include leasehold improvements, furniture and fixtures, and computer equipment at certain of the Company’s operating subsidiaries. The Company intends to maintain and expand its business using cash from operating activities, together with funds available under the Credit Agreement. Management believes that the Company’s cash flow from operations, funds available under the Credit Agreement and other initiatives will be sufficient to meet its ongoing working capital, capital expenditures and other cash needs over the next twelve months. If the Company spends capital on future acquisitions, management expects that the Company may need to obtain additional financing in the form of debt and/or equity financing.
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

The following table presents the changes in the deferred acquisition consideration by segment for the years ended December 31, 2017 and 2016:

	December 31, 2017
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
	(Dollars in Millions)
Beginning Balance of contingent payments	$148.8	$0.8	$15.0	$7.1	$53.1	$224.8
Payments (1)	(78.4)	(1.1)	(10.0)	(2.6)	(18.1)	(110.2)
Additions (2)	—	—	—	—	—	—
Redemption value adjustments (3)	10.4	0.4	0.5	(0.8)	(7.2)	3.3
Foreign translation adjustment	0.7	—	—	—	0.6	1.3
Ending Balance of contingent payments	81.4	—	5.5	3.7	28.5	119.1
Fixed payments	2.3	—	0.3	—	0.7	3.3
	$83.7	$—	$5.8	$3.7	$29.2	$122.4

	December 31, 2016
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
	(Dollars in Millions)
Beginning Balance of contingent payments	$157.4	$4.2	$42.5	$7.9	$94.6	$306.7
Payments (1)	(36.3)	(3.2)	(20.5)	(1.4)	(43.8)	(105.2)
Additions (2)	15.6	—	0.5	—	—	16.1
Redemption value adjustments (3)	16.2	(0.3)	(3.5)	0.6	0.9	13.9
Other (4)	(2.4)	—	(4.1)	—	—	(6.4)
Foreign translation adjustment	(1.9)	—	—	—	1.4	(0.5)
Ending Balance of contingent payments	148.8	0.8	15.0	7.1	53.1	224.8
Fixed payments	2.9	—	0.6	0.3	1.0	4.8
	$151.7	$0.8	$15.5	$7.5	$54.1	$229.6

(1)
For the year ended December 31, 2017 and 2016, payments include $28.7 million and $10.5 million, respectively, of deferred acquisition consideration settled through the issuance of 3,353,939 and 691,559, respectively, MDC Class A subordinate voting shares in lieu of cash.

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

(4)
Other is comprised of (i) $2.4 million transferred to shares to be issued related to 100,000 MDC Class A subordinate voting shares that are contingent on specific thresholds of future earnings that management expects to be attained; and, (ii) $4.1 million of contingent payments eliminated through the acquisition of incremental ownership interests.

Deferred acquisition consideration excludes future payments with an estimated fair value of $26.8 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $2.5 million will be paid in the current year, $16.9 million will be paid in one to three years, $7.4 million will be paid in three to five years, and nil will be paid after five years.

Put Rights of Subsidiaries’ Noncontrolling Shareholders
As noted above, noncontrolling shareholders in certain subsidiaries have the right in certain circumstances to require the Company to acquire the remaining ownership interests held by them. The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2018 to 2023. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The amount payable by the Company in the event such contractual rights are exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through that date of exercise, the growth rate of the earnings of the relevant subsidiary during that period, and, in some cases, the currency exchange rate at the date of payment.
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2017 perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $15.9 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.2 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $41.7 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $5.3 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $4.1 million of the estimated $15.9 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights, relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental annual operating income before depreciation and amortization of $4.4 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above.

Consideration(4)	2018	2019	2020	2021	2022 & Thereafter	Total
	(Dollars in Millions)
Cash	$4.1	$2.8	$5.0	$1.9	$1.8	$15.6
Shares	—	0.1	0.1	—	—	0.2
	$4.1	$2.9	$5.1	$1.9	$1.8	$15.8	(1)
Operating income before depreciation and amortization to be received (2)	$2.4	$—	$1.5	$—	$0.5	$4.4
Cumulative operating income before depreciation and amortization (3)	$2.4	$2.4	$3.9	$3.9	$4.4		(5)

(1)
This amount is in addition to (i) the $41.7 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $5.3 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. Our acquisition strategy has been to focus on acquiring the expertise of an assembled workforce in order to continue building upon the core capabilities of our various strategic business platforms to better serve our clients. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions is recorded as a liability and are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations. In addition, certain acquisitions also include options to purchase additional equity ownership interests. The estimated value of these interests are recorded as redeemable noncontrolling interests.
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
Goodwill and Other Intangibles.  The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company has early adopted this guidance for its impairment test performed in 2017.
For the annual impairment testing the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing a quantitative goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.

If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired and additional analysis is not required. However, if the carrying amount of the net assets assigned to the reporting unit then the recognition of an impairment charge is required.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2017 annual impairment test, the Company used a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company generally applied an equal weighting to the income and market approaches for the impairment test.
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

October 1,
2017
Long-term growth rate	3%
WACC	9.67% - 11.85%
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
For the 2017 annual goodwill impairment test, the Company had 32 reporting units, all of which were subject to the quantitative goodwill impairment test and the carrying amount of two of the Company’s reporting units exceeded their fair value, resulting in a partial impairment of goodwill of $3.2 million. The fair value of all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill. The range of the excess of fair value over the carrying amount for the Company’s reporting units was from 12% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, no additional reporting units were at risk of failing the quantitative impairment test.
The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. The Company will monitor its reporting units to determine if there is an indicator of potential impairment. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Subsequent to the annual impairment test at October 1, 2017, there were no events or circumstances that triggered the need for an interim impairment test.
Prior to the adoption of ASU 2017-04, the Company’s impairment tests used the income approach to estimate a reporting unit’s fair value. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates. The Company’s quantitative impairment tests included two-steps. The first step compared the fair value of each reporting unit to their respective carrying amounts. If the fair value of the reporting unit exceeded the carrying amount of the net assets assigned to that reporting unit, goodwill was not considered impaired and additional analysis was not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeded the fair value of the reporting unit, then the second step of the goodwill impairment test was performed to determine the implied fair value of the reporting unit’s goodwill. Under the second step of the goodwill impairment test, the Company utilized both a market approach and income approach to estimate the implied fair value of a reporting unit’s goodwill. For the market approach, the Company utilized both the guideline public company method and the precedent transaction method. For the income approach, the Company utilized a DCF method. The Company weighted the market and income approaches to arrive at an implied fair value of goodwill. If the Company determined that the carrying amount of a reporting unit’s goodwill exceeded its implied fair value, an impairment loss equal to the difference was recorded.
During the third quarter of 2016, there was a change to the Company’s reporting units. This change, coupled with a decline in operating performance required the Company to perform interim goodwill testing on one of its experiential reporting units. Additionally, a triggering event occurred during the third quarter of 2016 that required the Company to perform interim goodwill testing on one non-material reporting unit. This interim impairment analysis resulted in a partial impairment of goodwill of $27.9 million and $1.7 million relating to the experiential reporting unit and non-material reporting unit, respectively.
For the 2016 annual impairment test, a partial impairment of goodwill of $18.9 million was recognized in 1 of the Company’s strategic communications reporting units. The fair value for all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill.
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. There were no impairment indicators as of December 31, 2017.
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
Income Taxes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates on a quarterly basis all available positive and negative evidence considering factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. The periodic assessment of the net carrying value of the Company’s deferred tax assets under the applicable accounting rules requires significant management judgment. A change to any of these factors could impact the estimated valuation allowance and income tax expense.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, which required the Company to re-measure its U.S. deferred tax assets and liabilities and to reassess the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company considers the accounting of the deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. See Note 9 in the Notes to the Consolidated Financial Statements included herein for additional information.
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
New Accounting Pronouncements
Information regarding new accounting guidance can be found in Note 18 of the Notes to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, and foreign currencies and impairment risk.
Debt Instruments:  At December 31, 2017, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were nil borrowings under the Credit Agreement, as of December 31, 2017, a 1% increase or decrease in the weighted average interest rate, which was 3.67% at December 31, 2017, would have an interest impact of nil.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to the Consolidated Financial Statements included herein. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.1 million.
Impairment Risk:  At December 31, 2017, the Company had goodwill of $835.9 million and other intangible assets of $70.6 million. The Company will assess the net realizable value of the goodwill and other intangible assets on a regular basis, but at least annually on October 1, to determine if the Company incurs any declines in the value of its capital investment. For the year ended December 31, 2017, the Company recorded goodwill impairment of $3.2 million from two non-material operating units in the Other segment. For the year ended December 31, 2016, the Company recorded goodwill impairment of $48.5 million. See Note 2 and Note 8 of the Notes to the Consolidated Financial Statements included herein for further information. The Company may incur additional impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data
MDC PARTNERS INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MDC Partners Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MDC Partners Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2006.

New York, New York
March 1, 2018

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except per Share Amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Services	$1,513,779	$1,385,785	$1,326,256
Operating Expenses:
Cost of services sold	1,023,476	936,133	879,716
Office and general expenses	310,455	306,251	322,207
Depreciation and amortization	43,474	46,446	52,223
Goodwill and other asset impairment	4,415	48,524	—
	1,381,820	1,337,354	1,254,146
Operating income	131,959	48,431	72,110
Other Income (Expenses):
Other income, net	1,346	414	7,238
Foreign exchange gain (loss)	18,137	(213)	(39,328)
Interest expense and finance charges	(65,123)	(65,858)	(57,903)
Loss on redemption of Notes	—	(33,298)	—
Interest income	759	808	467
	(44,881)	(98,147)	(89,526)
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	87,078	(49,716)	(17,416)
Income tax (benefit) expense	(168,064)	(9,404)	3,761
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	255,142	(40,312)	(21,177)
Equity in earnings (losses) of non-consolidated affiliates	2,081	(309)	1,058
Income (loss) from continuing operations	257,223	(40,621)	(20,119)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	—	—	(6,281)
Net income (loss)	257,223	(40,621)	(26,400)
Net income attributable to the noncontrolling interests	(15,375)	(5,218)	(9,054)
Net income (loss) attributable to MDC Partners Inc.	241,848	(45,839)	(35,454)
Accretion on convertible preference shares	(6,352)	—	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$235,496	$(45,839)	$(35,454)
Income (Loss) Per Common Share:
Basic
Net income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$3.72	$(0.89)	$(0.58)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	—	(0.13)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$3.72	$(0.89)	$(0.71)
Diluted
Net income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$3.71	$(0.89)	$(0.58)
Discontinued operations attributable to MDC Partners Inc. common shareholders	—	—	(0.13)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$3.71	$(0.89)	$(0.71)
Weighted Average Number of Common Shares Outstanding:
Basic	55,255,797	51,345,807	49,875,282
Diluted	55,481,786	51,345,807	49,875,282
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$19,015	$14,237	$11,710
Office and general expenses	5,335	6,766	6,086
Total	$24,350	$21,003	$17,796
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of United States Dollars)

	Years Ended December 31,
	2017	2016	2015
Comprehensive Income (Loss)
Net income (loss)	$257,223	$(40,621)	$(26,400)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	3,611	(4,586)	9,564
Benefit plan adjustment, net of income tax benefit, $528 for 2017, nil for 2016, and nil for 2015	(1,336)	(3,101)	(423)
Other comprehensive income (loss)	2,275	(7,687)	9,141
Comprehensive income (loss) for the year	259,498	(48,308)	(17,259)
Comprehensive income attributable to the noncontrolling interests	(17,780)	(5,612)	(4,186)
Comprehensive income (loss) attributable to MDC Partners Inc.	$241,718	$(53,920)	$(21,445)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$46,179	$27,921
Cash held in trusts	4,632	5,341
Accounts receivable, less allowance for doubtful accounts of $2,453 and $1,523	434,072	388,340
Expenditures billable to clients	31,146	33,118
Other current assets	26,742	34,862
Total Current Assets	542,771	489,582
Fixed assets, at cost, less accumulated depreciation of $123,599 and $105,134	90,306	78,377
Investment in non-consolidated affiliates	6,307	4,745
Goodwill	835,935	844,759
Other intangible assets, net	70,605	85,071
Deferred tax assets	115,325	41,793
Other assets	37,643	33,051
Total Assets	$1,698,892	$1,577,378
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$244,527	$251,456
Trust liability	4,632	5,341
Accruals and other liabilities	327,812	303,581
Advance billings	148,133	133,925
Current portion of long-term debt	313	228
Current portion of deferred acquisition consideration	50,213	108,290
Total Current Liabilities	775,630	802,821
Long-term debt, less current portion	882,806	936,208
Long-term portion of deferred acquisition consideration	72,213	121,274
Other liabilities	54,110	56,012
Deferred tax liabilities	6,760	110,359
Total Liabilities	1,791,519	2,026,674
Redeemable Noncontrolling Interests (See Note 2)	62,886	60,180
Commitments, Contingencies and Guarantees (See Note 17)
Shareholders’ Deficit:
Convertible preference shares (liquidation preference $101,352)	90,220	—
Common shares	352,432	317,784
Shares to be issued, 100,000 shares in 2016	—	2,360
Charges in excess of capital	(314,241)	(311,581)
Accumulated deficit	(340,000)	(581,848)
Accumulated other comprehensive loss	(1,954)	(1,824)
MDC Partners Inc. Shareholders’ Deficit	(213,543)	(575,109)
Noncontrolling Interests	58,030	65,633
Total Shareholders’ Deficit	(155,513)	(509,476)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,698,892	$1,577,378
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$257,223	$(40,621)	$(26,400)
Loss from discontinued operations	—	—	(6,281)
Income (loss) from continuing operations	257,223	(40,621)	(20,119)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Stock-based compensation	24,350	21,003	17,796
Depreciation	23,873	22,293	18,871
Amortization of intangibles	19,601	24,153	33,352
Amortization of deferred finance charges and debt discount	3,022	9,135	2,270
Goodwill and other asset impairment	4,415	48,524	—
Loss on redemption of Notes	—	26,873	—
Adjustment to deferred acquisition consideration	(4,819)	8,227	38,887
Deferred income taxes	(173,019)	(10,038)	(79)
Gain on sale of assets	(1,600)	(424)	(6,526)
Earnings (losses) of non-consolidated affiliates	(2,081)	309	(1,058)
Other and non-current assets and liabilities	(4,420)	13,527	4,680
Foreign exchange	(17,637)	(8,240)	30,185
Changes in working capital:
Accounts receivable	(50,030)	(16,752)	(4,796)
Expenditures billable to clients	1,892	13,048	(3,879)
Prepaid expenses and other current assets	6,569	(13,608)	1,550
Accounts payable, accruals and other current liabilities	13,398	(110,018)	75,111
Advance billings	14,548	11,397	(23,508)
Cash flows provided by (used in) continuing operating activities	115,285	(1,212)	162,737
Discontinued operations	—	—	(1,342)
Net cash provided by (used in) operating activities	115,285	(1,212)	161,395
Cash flows used in investing activities:
Capital expenditures	(32,958)	(29,432)	(23,575)
Deposits	—	(2,528)	—
Proceeds from sale of assets	10,631	666	8,631
Acquisitions, net of cash acquired	—	2,531	(24,778)
Distributions from non-consolidated affiliates	3,672	7,402	—
Other investments	(2,229)	(3,835)	(7,272)
Cash flows used in continuing investing activities	(20,884)	(25,196)	(46,994)
Discontinued operations	—	—	17,101
Net cash used in investing activities	(20,884)	(25,196)	(29,893)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2017	2016	2015
Cash flows used in financing activities:
Proceeds from issuance of 6.50% Notes	—	900,000	—
Repayment of 6.75% Notes	—	(735,000)	—
Repayments of revolving credit facility	(1,479,632)	(1,790,108)	(703,020)
Proceeds from revolving credit facility	1,425,207	1,844,533	703,020
Proceeds from issuance of convertible shares	95,000	—	—
Convertible preference shares issuance costs	(4,780)	—	—
Acquisition related payments	(99,873)	(135,693)	(134,056)
Distributions to noncontrolling interests	(8,865)	(7,772)	(9,503)
Payment of dividends	(284)	(32,918)	(42,313)
Repayment of long-term debt	(404)	(507)	(534)
Premium paid on redemption of Notes	—	(26,873)	—
Deferred financing costs	—	(21,569)	—
Purchase of shares	(1,758)	(3,350)	(2,388)
Other	—	—	224
Cash flows used in continuing financing activities	(75,389)	(9,257)	(188,570)
Discontinued operations	—	—	(40)
Net cash used in financing activities	(75,389)	(9,257)	(188,610)
Effect of exchange rate changes on cash and cash equivalents	(754)	2,128	5,218
(Decrease) increase in cash and cash equivalents	18,258	(33,537)	(51,890)
Cash and cash equivalents at beginning of year	27,921	61,458	113,348
Cash and cash equivalents at end of year	$46,179	$27,921	$61,458
Supplemental disclosures:
Cash income taxes paid	$8,099	$2,895	$1,887
Cash interest paid	$62,895	$64,671	$52,666
Change in cash held in trusts	$(709)	$219	$(1,297)
Non-cash transactions:
Capital leases	$670	$265	$140
Note receivable exchanged for shares of subsidiary	$6,139	$—	$—
Dividends payable	$453	$739	$912
Deferred acquisition consideration settled through issuance of shares	$28,727	$10,458	$—
Value of shares issued for acquisition	$—	$34,219	$—
Leasehold improvements paid for by landlord	$—	$7,250	$—
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	49,683,864	$265,818	—	$—	$—	$(209,668)	$(500,555)	$—	$(7,752)	$(452,157)	$92,655	$(359,502)
Net income attributable to MDC Partners	—	—	—	—	—	—	—	—	(35,454)	—	—	(35,454)	—	(35,454)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	14,009	14,009	(4,868)	9,141
Issuance of restricted stock	—	—	365,873	6,069	—	—	(6,069)	—	—	—	—	—	—	—
Shares acquired and canceled	—	—	(96,777)	(2,388)	—	—	—	—	—	—	—	(2,388)	—	(2,388)
Options exercised	—	—	37,500	343	—	—	(119)	—	—	—	—	224	—	224
Stock-based compensation	—	—	—	—	—	—	8,437	—	—	—	—	8,437	—	8,437
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(22,809)	—	—	—	—	(22,809)	—	(22,809)
Decrease in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(42,780)	—	—	—	—	(42,780)	(8,708)	(51,488)
Dividends paid and to be paid	—	—	—	—	—	—	(42,253)	—	—	—	—	(42,253)	—	(42,253)
Transfer to charges in excess of capital	—	—	—	—	—	—	105,593	(105,593)	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	49,990,460	$269,842	—	$—	$—	$(315,261)	$(536,009)	$—	$6,257	$(575,171)	$79,079	$(496,092)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	49,990,460	$269,842	—	$—	$—	$(315,261)	$(536,009)	$—	$6,257	$(575,171)	$79,079	$(496,092)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	(45,839)	—	—	(45,839)	—	(45,839)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(8,081)	(8,081)	394	(7,687)
Deferred acquisition consideration settled through issuance of shares	—	—	691,559	10,458	100,000	2,360	—	—	—	—	—	12,818	—	12,818
Issuance of restricted stock and stock options	—	—	425,915	6,615	—	—	(6,615)	—	—	—	—	—	—	—
Shares issued, acquisition	—	—	1,900,000	34,219	—	—	—	—	—	—	—	34,219	—	34,219
Shares acquired and canceled	—	—	(205,876)	(3,350)	—	—	—	—	—	—	—	(3,350)	—	(3,350)
Stock-based compensation	—	—	—	—	—	—	10,662	—	—	—	—	10,662	—	10,662
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	9,604	—	—	—	—	9,604	—	9,604
Changes in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	22,776	—	—	—	—	22,776	(13,840)	8,936
Dividends paid and to be paid	—	—	—	—	—	—	(32,747)	—	—	—	—	(32,747)	—	(32,747)
Transfer to charges in excess of capital	—	—	—	—	—	—	(3,680)	3,680	—	—	—	—	—	—
Balance at December 31, 2016	—	$—	52,802,058	$317,784	100,000	$2,360	$—	$(311,581)	$(581,848)	$—	$(1,824)	$(575,109)	$65,633	$(509,476)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	52,802,058	$317,784	100,000	$2,360	$—	$(311,581)	$(581,848)	$—	$(1,824)	$(575,109)	$65,633	$(509,476)
Net loss attributable to MDC Partners	—	—	—	—	—	—	—	—	241,848	—	—	241,848	—	241,848
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(130)	(130)	2,405	2,275
Issuance of Series 4 convertible preference shares in private placement	95,000	90,220	—	—	—	—	—	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	380,669	7,679	—	—	(7,679)	—	—	—	—	—	—	—
Shares acquired and canceled	—	—	(161,535)	(1,758)	—	—	—	—	—	—	—	(1,758)	—	(1,758)
Deferred acquisition consideration settled through issuance of shares	—	—	3,353,939	28,727	(100,000)	(2,360)	1,485	—	—	—	—	27,852	—	27,852
Stock-based compensation	—	—	—	—	—	—	8,028	—	—	—	—	8,028	—	8,028
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(1,498)	—	—	—	—	(1,498)	—	(1,498)
Changes in noncontrolling interest and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	2,315	—	—	—	—	2,315	(11,965)	(9,650)
Changes in noncontrolling interests and redeemable noncontrolling interests from changes in ownership interest	—	—	—	—	—	—	(5,654)	—	—	—	—	(5,654)	12,614	6,960
Dispositions	—	—	—	—	—	—	—	—	—	—	—	—	(10,657)	(10,657)
Other	—	—	—	—	—	—	343	—	—	—	—	343	—	343
Transfer to charges in excess of capital	—	—	—	—	—	—	2,660	(2,660)	—	—	—	—	—	—
Balance at December 31, 2017	95,000	$90,220	56,375,131	$352,432	—	$—	$—	$(314,241)	$(340,000)	$—	$(1,954)	$(213,543)	$58,030	$(155,513)
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
Fair Value.  The Company applies the fair value measurement guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements, for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The inputs create the following fair value hierarchy:

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
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2017 and 2016. No clients accounted for 10% of the Company’s revenue in each of the years ended December 31, 2017, 2016, and 2015.
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
Equity Method Investments.  The equity method is used to account for investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement, (i) over the operating and financial policies of the affiliate or (ii) has an ownership interest greater than 50%; however, the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s investments that were accounted for using the equity method include various interests in investment funds. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary. These investments are included in investments in non-consolidated affiliates.
During the year ended December 31, 2016, the Company sold its ownership in two of these equity method investments for $4,023 and recognized a gain of $623 in Other income.
Cost Method Investments.  From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet, as of December 31, 2017 and 2016 was $9,527 and $10,132, respectively. These investments are periodically evaluated to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment other than temporary declines below book value. A variety of factors are considered when determining if a decline is other than temporary, including, among others, the financial condition and prospects of the investee, as well as the Company’s investment intent.
During the year ended December 31, 2017, the Company sold its ownership in three of these cost method investments for an aggregate purchase price of $3,557 and recognized a gain of $3,018 in Other income. In addition, the Company recognized a loss of $935 pertaining to the dissolution of five of these cost method investments.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

In addition, the Company’s partner agencies may receive noncontrolling equity interests from start-up companies in lieu of fees. These types of arrangements were not significant to the Company’s financial statements for the three years ended December 31, 2017.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company has early adopted this guidance for its impairment test performed in 2017.
For the annual impairment testing the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing a quantitative goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the carrying amount of the net assets assigned to the reporting unit then the recognition of an impairment charge is required.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2017 annual impairment test, the Company used a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company generally applied an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed as part of the Company’s routine long-range planning process using projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit (for example, size). The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. The assumptions used for the long-term growth rate and WACC in the annual goodwill impairment tests are as follows:

October 1,
2017
Long-term growth rate	3%
WACC	9.67% - 11.85%
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
For the 2017 annual goodwill impairment test, the Company had 32 reporting units, all of which were subject to the quantitative goodwill impairment test and the carrying amount of two of the Company’s reporting units exceeded their fair value, resulting in a partial impairment of goodwill of $3,238. The fair value of all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill. The range of the excess of fair value over the carrying amount for the Company’s reporting units was from 12% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, no additional reporting units were at risk of failing the quantitative impairment test. In addition, a reporting unit within the Domestic Creative Agencies segment to which $14,853 of goodwill is allocated had a negative carrying amount on December 31, 2017.
The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. The Company will monitor its reporting units to determine if there is an indicator of potential impairment. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Subsequent to the annual impairment test at October 1, 2017, there were no events or circumstances that triggered the need for an interim impairment test.
Prior to the adoption of ASU 2017-04, the Company’s impairment tests used the income approach to estimate a reporting unit’s fair value. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates. The Company’s quantitative impairment tests included two-steps. The first step compared the fair value of each reporting unit to their respective carrying amounts. If the fair value of the reporting unit exceeded the carrying amount of the net assets assigned to that reporting unit, goodwill was not considered impaired and additional analysis was not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeded the fair value of the reporting unit, then the second step of the goodwill impairment test was performed to determine the implied fair value of the reporting unit’s goodwill. Under the second step of the goodwill impairment test, the Company utilized both a market approach and income approach to estimate the implied fair value of a reporting unit’s goodwill. For the market approach, the Company utilized both the guideline public company method and the precedent transaction method. For the income approach, the Company utilized a DCF method. The Company weighted the market and income approaches to arrive at an implied fair value of goodwill. If the Company determined that the carrying amount of a reporting unit’s goodwill exceeded its implied fair value, an impairment loss equal to the difference was recorded.
During the third quarter of 2016, there was a change to the Company’s reporting units. This change, coupled with a decline in operating performance required the Company to perform interim goodwill testing on one of its experiential reporting units. Additionally, a triggering event occurred during the third quarter of 2016 that required the Company to perform interim goodwill testing on one non-material reporting unit. This interim impairment analysis resulted in a partial impairment of goodwill of $27,893 and $1,738 relating to the experiential reporting unit and non-material reporting unit, respectively.
For the 2016 annual impairment test, a partial impairment of goodwill of $18,893 in one of the Company’s strategic communications reporting units. The fair value for all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill. In addition, a reporting unit within the All Other segment to which $5,479 of goodwill is allocated had a negative carrying amount on December 31, 2016.
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. There were no impairment indicators as of December 31, 2017.
Definite Lived Intangible Assets.  In accordance with the FASB ASC, acquired intangibles are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See Note 8 included herein for further information.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For the years ended December 31, 2017, 2016 and 2015, operating income of $4,896, and operating expense of $7,972 and $36,344, respectively, was recorded pertaining to changes in the estimated value. For further information, see Note 4 and Note 13 of the Notes to the Consolidated Financial Statements included herein. For the years ended December 31, 2017, 2016, and 2015, $877, $2,640 and $2,912, respectively, of acquisition related costs were charged to operations.
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
Redeemable Noncontrolling Interests.  Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 17 of the Notes to the Consolidated Financial Statements included herein. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the three years ended December 31, 2017, 2016, and 2015, there was no impact on the Company’s earnings (loss) per share calculation.
The following table presents changes in redeemable noncontrolling interests:

	Years Ended December 31,
	2017	2016	2015
Beginning Balance as of January 1,	$60,180	$69,471	$194,951
Redemptions	(910)	(1,708)	(155,042)
Granted	1,666	2,274	7,703
Changes in redemption value	1,498	(9,604)	22,809
Currency translation adjustments	452	(253)	(950)
Ending Balance as of December 31,	$62,886	$60,180	$69,471
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
Variable Interest Entity.  Effective March 28, 2012, the Company invested in Doner Partners LLC (“Doner”). The Company acquired a 30% voting interest and convertible preferred interests that allow the Company to increase ordinary voting ownership to 70% at the Company’s option. Effective April 1, 2017, the Company acquired an additional 15% voting and convertible preferred interest that allowed the Company to increase ordinary voting ownership to 85% at the Company’s option. The Company now has a 65% voting interest. The Company has determined that (i) this entity is a variable interest entity and (ii) the Company is the primary beneficiary because it receives a disproportionate share of profits and losses as compared to its ownership percentage. As such, Doner is consolidated for all periods subsequent to the date of investment.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

Doner is a full service integrated creative agency that is included as part of the Company’s portfolio in the Global Integrated Agencies segment. The Company’s Credit Agreement (see Note 10) is guaranteed and secured by all of Doner’s assets.
Total assets and total liabilities of Doner included in the Company’s consolidated balance sheet at December 31, 2017 and 2016, were $105,191 and $59,783, and $102,456 and $57,622, respectively.
Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized, at the inception or modification of the guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. See Note 17 of the Notes to the Consolidated Financial Statements included herein for further information.
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
Cost of Services Sold.  Cost of services sold primarily consists of staff costs, and does not include depreciation charges for fixed assets.
Interest Expense.  Interest expense primarily consists of the cost of borrowing on the Company’s previously outstanding 6.75% Senior Notes due 2020 (the “6.75% Notes”); the Company’s currently outstanding 6.50% senior unsecured notes due 2024 (the

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

“6.50% Notes”); and the Company’s $325,000 senior secured revolving credit agreement due 2021 (the “Credit Agreement”). The Company uses the effective interest method to amortize the deferred financing costs on the 6.75% Notes, the 6.50% Notes as well as the original issue premium on the previously outstanding 6.75% Notes. The Company also uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the years ended December 31, 2017, 2016, and 2015, interest expense included $100, $255, and $2,543, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
Deferred Taxes.  The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax benefits result primarily from certain tax carryover benefits, from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities result primarily from deductions recorded for tax purposes in excess of that recorded in the financial statements or income for financial statement purposes in excess of the amount for tax purposes. The effect of changes in tax rates is recognized in the period the rate change is enacted.
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
Pension Costs.  Several of the Company’s U.S. and Canadian subsidiaries offer employees access to certain defined contribution pension programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $10,124, $10,026 and $6,731 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company also has a defined benefit plan. See Note 19 of the Notes to the Consolidated Financial Statements included herein for further information.
Income (Loss) per Common Share.  Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Share capital to be issued as reflected in the shareholders’ deficit on the balance sheet, are also included if there is no circumstance under which those shares would not be issued. Diluted income (loss) per common share is based on the above, in addition, if dilutive, common share equivalents, which include outstanding options, stock appreciation

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

rights, and unvested restricted stock units. In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.
During the first quarter of 2017, the Company issued and sold 95,000 newly authorized Series 4 Convertible Preference Shares (the “Preference Shares”) in a private placement. The two-class method is applied to calculate basic net income (loss) attributable to MDC Partners, Inc. per common share in periods in which shares of convertible preference shares were outstanding, as shares of convertible preference shares are participating securities due to their dividend rights. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements included herein for further information. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. Either the two-class method or the if-converted method is applied to calculate diluted net income per common share, depending on which method results in more dilution. The Company’s participating securities are not included in the computation of net loss per common share in periods of net loss because the convertible preference shareholders have no contractual obligation to participate in losses.
Foreign Currency Translation.  The Company’s financial statements were prepared in accordance with the requirements of FASB ASC Topic 830 Foreign Currency Matters. The functional currency of the Company is the Canadian dollar and it has decided to use U.S. dollars as its reporting currency for consolidated reporting purposes. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the balance sheets of the Company and its non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete, or substantially complete, liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-U.S. dollar based subsidiaries are translated at the period end rate. The income statements of the Company and its non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

3. Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations for the years ended December 31:

	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$257,223	$(40,621)	$(20,119)
Net income attributable to the noncontrolling interests	(15,375)	(5,218)	(9,054)
Net income (loss) from continuing operations attributable to MDC Partners Inc.	$241,848	$(45,839)	$(29,173)
Accretion on convertible preference shares	(6,352)	—	—
Net income allocated to convertible preference shares	(29,902)	—	—
Net income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	205,594	(45,839)	(29,173)
Effect of dilutive securities:
Adjustment to net income allocated to convertible preference shares	106	—	—
Net income (loss) from continuing operations attributable to MDC Partners Inc. common shareholders	$205,700	$(45,839)	$(29,173)
Denominator:
Basic weighted average number of common shares outstanding	55,255,797	51,345,807	49,875,282
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	225,989	—	—
Diluted weighted average number of common shares outstanding	55,481,786	51,345,807	49,875,282
Net income (loss) from continuing operations attributable to MDC Partners Inc common shareholders per common share:
Basic	$3.72	$(0.89)	$(0.58)
Diluted	$3.71	$(0.89)	$(0.58)
At December 31, 2017, 2016 and 2015, options and other rights to purchase 886,596, 1,391,456 and 947,465 shares of common stock, respectively, were not included in the computation of diluted loss per common share because doing so would have had an anti-dilutive effect. Additionally, 1,433,921 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency has not been satisfied at December 31, 2017. Lastly, there were 95,000 shares of Preference Shares outstanding which were convertible into 10,135,244 Class A common shares at December 31, 2017. These Preference Shares were anti-dilutive for year ended December 31, 2017 and are therefore excluded from the diluted income per common share calculation for the period.
4. Acquisitions and Dispositions
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions and Dispositions – (continued)

Contingent purchase price obligations. The Company’s contingent purchase price obligations are generally payable within a five year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. On occasion, the Company may initiate a renegotiation of previously acquired ownership interests and any resulting change in the estimated amount of consideration to be paid is adjusted in the reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Note 13 of the Notes to the Consolidated Financial Statements included herein for additional information on deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 17 of the Notes to the Consolidated Financial Statements included herein for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the years ended December 31, 2017, 2016 and 2015, stock-based compensation included $13,079, $10,341, and $9,359, respectively, of expense relating to those payments.
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
2017 Acquisitions
In 2017, the Company entered into various non-material transactions in connection with certain of its majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $3,858, increased fixed deferred consideration liability by $7,208, reduced redeemable noncontrolling interests by $816, reduced noncontrolling interests equity by $11,965, reduced noncontrolling interest payable by $397, and increased additional paid-in capital by $2,315. In addition, a stock-based compensation charge of $996 has been recognized representing the consideration paid in excess of the fair value of the interest acquired.
2017 Dispositions
During 2017, the Company sold all of its ownership interests in three subsidiaries resulting in recognition of a net loss on sale of business of $1,732. The net assets reflected in the calculation of the net loss on sale was inclusive of goodwill of $17,593. Goodwill was allocated to the subsidiaries based on the relative fair value of the sold subsidiaries compared to the fair value of the respective reporting units. See Note 1 of the Notes to the Consolidated Financial Statements included herein for further information. Additionally, the Company recorded a reduction in noncontrolling interests of $10,657.
In addition, the Company sold a non-controlling ownership interest in two subsidiaries during 2017. The Company recorded $6,961 of non-controlling interest equity and $1,690 of redeemable non-controlling interest, representing the fair value of the disposed ownership interest at the time of execution. Additionally, stock-based compensation of $2,473 was recognized, representing the excess in the proportionate fair value over the total consideration received.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
4. Acquisitions and Dispositions – (continued)

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
During the six months ended June 30, 2017, F&B earned revenue of $43,535 and incurred a net loss of $4,460, which is included in our consolidated results for the year ended December 31, 2017. The net loss was attributable to an increase in the deferred acquisition payment liability related to such acquisition, driven by the decrease in the future market performance of the Company’s stock price and the amortization of the intangibles identified in the allocation of the purchase price consideration.
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
4. Acquisitions and Dispositions – (continued)

reduced redeemable noncontrolling interests by $149,335 and noncontrolling interests by $8,708. The difference between the purchase price and the noncontrolling interests of $42,780 was recorded in additional paid-in capital.
2015 Dispositions
Effective May 31, 2015, the Company completed the sale of Accent for an aggregate selling price of $17,102, net of transaction expenses. Included in discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2015:

2015
Revenue	$27,025
Operating loss	(322)
Other expense	(752)
Loss on disposal	(5,207)
Loss from discontinued operations attributable to MDC Partners Inc., net of taxes	$(6,281)
Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:
Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to MDC Partners Inc.	$241,848	$(45,839)	$(35,454)
Transfers (to) from the noncontrolling interests
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests and redeemable noncontrolling interests	2,315	22,776	(42,780)
Net transfers (to) from noncontrolling interests	$2,315	$22,776	$(42,780)
Change from net income (loss) attributable to MDC Partners Inc. and transfers (to) from noncontrolling interests	$244,163	$(23,063)	$(78,234)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

5. Fixed Assets
The following is a summary of the Company’s fixed assets as of December 31:

	2017			2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$101,806	$(74,429)	$27,377	$91,909	$(64,030)	$27,879
Leasehold improvements	112,099	(49,170)	62,929	91,601	(41,103)	50,498
	$213,905	$(123,599)	$90,306	$183,510	$(105,133)	$78,377
At December 31, 2017 and 2016, included in fixed assets are assets under capital lease obligations with a cost of $1,903 and $1,967, respectively, and accumulated depreciation of $1,176 and $1,316, respectively. Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $23,873, $22,293 and $18,871, respectively.
6. Accruals and Other Liabilities
At December 31, 2017 and 2016, accruals and other liabilities included accrued media of $207,482 and $201,872, respectively; and included amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months, of $11,030 and $4,154, respectively.
Changes in noncontrolling interest amounts included in accrued and other liabilities for the three years ended December 31, were as follows:

Noncontrolling Interests
Balance at December 31, 2014	$6,014
Income attributable to noncontrolling interests	9,054
Distributions made	(9,503)
Other(1)	(92)
Balance at December 31, 2015	$5,473
Income attributable to noncontrolling interests	5,218
Distributions made	(7,772)
Other(1)	1,235
Balance at December 31, 2016	$4,154
Income attributable to noncontrolling interests	15,375
Distributions made	(8,865)
Other(1)	366
Balance at December 31, 2017	$11,030

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
At December 31, 2017 and December 31, 2016, accounts payable included $41,989 and $80,193 of outstanding checks, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

7. Financial Instruments
Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. The revolving credit agreement is a variable rate debt, the carrying value of which approximates fair value. The Company’s notes are a fixed rate debt instrument recorded at the carrying value. See Note 13 of the Notes to the Consolidated Financial Statements included herein for the fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments. Guarantees have been issued in conjunction with the disposition of businesses in 2001 and 2003 and letters of credit have been issued in the normal course of business.
8. Goodwill and Intangible Assets
As of December 31, goodwill was as follows:

Goodwill	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Balance at December 31, 2015	$364,159	$36,671	$97,578	$142,286	$229,607	$870,301
Acquired goodwill	24,778	—	—	—	—	24,778
Disposition	—	—	—	—	(764)	(764)
Impairment loss recognized	—	—	(18,893)	—	(29,631)	(48,524)
Transfer of goodwill between segments (1)	(34,400)	—	—	34,400	—	—
Foreign currency translation	(3,821)	91	6	—	2,692	(1,032)
Balance at December 31, 2016	$350,716	$36,762	$78,691	$176,686	$201,904	$844,759
Acquired goodwill	—	—	—	—	—	—
Disposition	(964)	—	—	(16,629)	—	(17,593)
Impairment loss recognized	—	—	—	—	(3,238)	(3,238)
Transfer of goodwill between segments (1)	3,630	—	—	—	(3,630)	—
Foreign currency translation	5,689	218	15	—	6,085	12,007
Balance at December 31, 2017	$359,071	$36,980	$78,706	$160,057	$201,121	$835,935
(1) During the year ended December 31, 2017 and 2016, the Company transferred a component of one reporting unit to another reporting unit. An interim impairment analysis was performed both before and after the transfer, noting no impairment indicators were present.
As a result of the annual impairment test performed as of October 1, 2017, the Company recognized a partial impairment of goodwill of $3,238 relating to two of the Company’s reporting units. See Note 2 of the Notes to the Consolidated Financial Statements herein for further information. Additionally, during 2017, the Company wrote off goodwill of $17,593 related to the sale of certain subsidiaries. This write off is included in other income (expense).
During the third quarter of 2016, there was a change to the Company’s reporting units. This change, coupled with a decline in operating performance required the Company to perform interim goodwill testing on one of its experiential reporting units. Additionally, a triggering event occurred during the third quarter of 2016 that required the Company to perform interim goodwill testing on one non-material reporting unit. This interim impairment analysis resulted in a partial impairment of goodwill of $27,893 and $1,738 relating to the experiential reporting unit and non-material reporting unit, respectively.
For the 2016 annual impairment test, a partial impairment of goodwill of $18,893 in one of the Company’s strategic communications reporting units. The fair value for all other reporting units were in excess of their respective carrying amounts and as a result there was no additional impairment of goodwill. Additionally, in the third quarter of 2016, the Company sold its ownership interests in a subsidiary to the noncontrolling shareholders, resulting in a write off of goodwill of $764.
The total accumulated goodwill impairment charges are $98,645 through December 31, 2017.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
8. Goodwill and Intangible Assets - (continued)

As of December 31, the gross and net amounts of acquired intangible assets other than goodwill were as follows:

	For the Year Ended December 31,
Intangible Assets	2017	2016
Trademarks (indefinite life)	$17,780	$17,780
Customer relationships – gross	$102,325	$121,408
Less accumulated amortization	(73,767)	(80,432)
Customer relationships – net	$28,558	$40,976
Other intangibles – gross	$37,273	$43,656
Less accumulated amortization	(13,006)	(17,341)
Other intangibles – net	$24,267	$26,315
Total intangible assets	$157,378	$182,844
Less accumulated amortization	(86,773)	(97,773)
Total intangible assets – net	$70,605	$85,071
The weighted average amortization periods for customer relationships are six years and other intangible assets are nine years. In total, the weighted average amortization period is seven years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2017, 2016, and 2015 was $17,125, $21,726, and $30,024, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2018	$13,051
2019	8,832
2020	6,619
2021	5,038
2022	4,520
9. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including but not limited to a reduction in U.S. federal corporate tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of those aspects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
As a result of the initial analysis of the impact of the Tax Act, the Company recorded a net expense of $26,674 related to the re-measurement of deferred tax assets and liabilities resulting in a change in the corporate tax rate from 35% to 21%. This amount was offset in part by the release of a valuation allowance of $60,772 related to the re-measurement required by the rate change. It was also offset by $66,373 due to changes under the Tax Act, which resulted in significant additional positive evidence, in the form of future taxable income, that impacted management's assessment of the amount of the Company's deferred tax assets that would be realized going forward. Additionally, the Company recorded no tax expense as a result of the transition tax. The combined effect of the changes from the Tax Act resulted in a tax benefit of $100,472. While the Company has made a reasonable estimate of the impact of the reduction in the corporate rate and transition tax, it continues to gather additional information and awaits further interpretive guidance from the tax authorities to more precisely calculate amounts.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes - (continued)

The Act created a new requirement that Global Intangible Low-Taxed Income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return (the “routine return”), which is defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment (QBAI) of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. A deduction is permitted to a domestic corporation in an amount up to 50% of the sum of the GILTI inclusion and the amount treated as a dividend because the corporation has claimed a foreign tax credit (FTC) as a result of the inclusion of the GILTI amount in income.
The Company continues to assess the impact of GILTI provisions on its financial statements and whether it will be subject to U.S. GILTI inclusion in future years. As such, the Company has not made a policy election on whether to record tax effects of GILTI when paid as a period expense or to record deferred tax assets and liabilities on basis differences that are expected to affect the amount of GILTI inclusion.
The components of the Company’s income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2017	2016	2015
Income (Loss):
U.S.	$48,053	$(16,661)	$23,180
Non-U.S.	39,025	(33,055)	(40,596)
	$87,078	$(49,716)	$(17,416)
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2017	2016	2015
Current tax provision
U.S. federal	$(1,657)	$—	$—
U.S. state and local	98	(1,520)	1,375
Non-U.S.	6,514	2,154	2,465
	4,955	634	3,840
Deferred tax provision (benefit):
U.S. federal	(172,873)	5,785	5,359
U.S. state and local	(7,775)	(3,550)	2,877
Non-U.S.	7,629	(12,273)	(8,315)
	(173,019)	(10,038)	(79)
Income tax provision (benefit)	$(168,064)	$(9,404)	$3,761

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes - (continued)

A reconciliation of income tax expense (benefit) using the statutory Canadian federal and provincial income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2017	2016	2015
Income (loss) from continuing operations before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$87,078	$(49,716)	$(17,416)
Statutory income tax rate	26.5%	26.5%	26.5%
Tax expense (benefit) using statutory income tax rate	23,076	(13,175)	(4,615)
State and foreign taxes	8,863	(94)	3,524
Non-deductible stock-based compensation	1,441	1,123	665
Other non-deductible expense	(220)	1,848	163
Change to valuation allowance	(103,212)	6,605	3,565
Effect of the difference in Canadian and local statutory rates	4,463	(4,579)	1,906
Impact of tax reform	(100,472)	—	—
Noncontrolling interests	(4,413)	(1,287)	(2,399)
Impact of foreign operations	(2,453)	—	—
Other, net	4,863	155	952
Income tax expense (benefit)	$(168,064)	$(9,404)	$3,761
Effective income tax rate	(193.0)%	18.9%	(21.6)%
Income taxes receivable were $4,582 and $1,506 at December 31, 2017 and 2016, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $3,810 and $4,547 at December 31, 2017 and 2016, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with the under payment of income taxes as a component of income tax expense.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes - (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2017	2016
Deferred tax assets:
Capital assets and other	$5,059	$6,758
Net operating loss carry forwards	49,318	44,305
Interest deductions	2,026	12,146
Refinancing charge	5,578	7,413
Goodwill and intangibles	129,455	179,029
Stock compensation	1,208	2,581
Pension plan	4,165	5,095
Unrealized foreign exchange	8,653	15,237
Capital loss carry forwards	11,450	10,957
Accounting reserves	412	7,138
Gross deferred tax asset	217,324	290,659
Less: valuation allowance	(19,032)	(248,866)
Net deferred tax assets	198,292	41,793
Deferred tax liabilities:
Deferred finance charges	—	(333)
Capital assets and other	—	(388)
Goodwill amortization	(89,727)	(109,638)
Total deferred tax liabilities	(89,727)	(110,359)
Net deferred tax asset (liability)	$108,565	$(68,566)
Disclosed as:
Deferred tax assets	$115,325	$41,793
Deferred tax liabilities	(6,760)	(110,359)
	$108,565	$(68,566)
The Company has U.S. federal net operating loss carry forwards of $29,723 and non-U.S. net operating loss carry forwards of $116,536. These carry forwards expire in years 2017 through 2032. The Company also has total indefinite loss carry forwards of $96,063. These indefinite loss carry forwards consist of $9,646 relating to the U.S. and $86,417 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $119,188.
The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates all positive and negative evidence and considers factors such as the reversal of taxable temporary differences, future taxable income, and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.
As of December 31, 2016, the Company maintained valuation allowance against its world-wide net deferred tax asset of $248,866 as it believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s historical losses and uncertainties as to the amount of future taxable income.
As of December 31, 2017, the Company evaluated positive and negative evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. As of September 30, 2017, the Company’s three-year cumulative pre-tax income had declined compared to the period ended December 31, 2016. As of December 31, 2017 the three-year cumulative pre-tax income had increased substantially, consistent with the Company’s history of strong fourth quarter performance, which provided significant positive evidence. Upon completion of this evaluation, the Company concluded

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
9. Income Taxes - (continued)

that in part, as a result of cumulative pretax income, there is sufficient positive evidence that the Company will more likely than not realize its U.S. deferred tax assets. Therefore, the Company reduced its valuation allowance by $105,486. In addition, because of the Tax Act, the Company remeasured its existing deferred tax assets and reduced its valuation allowance by $127,146, as described above. The related effect on the accompanying consolidated statements of operations and comprehensive income or loss resulted in the Company recording a U.S. income tax benefit of $232,632 for the year ended December 31, 2017.
Deferred taxes are not provided for temporary differences representing earnings change of subsidiaries that are intended to be permanently reinvested. The potential deferred tax liability associated with these undistributed earnings is not material.
As of December 31, 2017 and 2016, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $1,556 and $1,543, respectively. As of December 31, 2017 and 2016, accrued penalties and interest included in unrecognized tax benefits were approximately $123 and $78, respectively. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany fees. To the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the financial statements. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

Changes in the Company’s reserve is as follows:
Balance at December 31, 2014	$3,073
Charges to income tax expense	960
Settlement of uncertainty	(428)
Balance at December 31, 2015	3,605
Charges to income tax expense	(1,261)
Settlement of uncertainty	(879)
Balance at December 31, 2016	1,465
Charges to income tax expense	(32)
Balance at December 31, 2017	$1,433
The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company has completed U.S. federal tax audits through 2013 and has completed a non-U.S. tax audit through 2009.
10. Debt
As of December 31, the Company’s indebtedness was comprised as follows:

	2017	2016
Revolving credit agreement	$—	$54,425
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(17,587)	(18,420)
	882,413	936,005
Obligations under capital leases	706	431
	883,119	936,436
Less: Current portion of long-term debt	313	228
	$882,806	$936,208
Interest expense related to long-term debt for the years ended December 31, 2017, 2016, and 2015 was $62,001, $56,468 and $53,090, respectively. For the year ended December 31, 2016, the Company recorded a charge for the loss on redemption of the 6.75% Notes of $33,298, which included accrued interest, related premiums, fees and expenses, write offs of unamortized original issue premium, and unamortized debt issuance costs. For the years ended December 31 2016, and 2015, interest expense included income of $312, $1,178, related to the amortization of the original issue premium. For the years ended December 31, 2017, 2016, and 2015, interest expense included $100, $255 and $2,543, respectively, of present value adjustments for fixed deferred acquisition payments.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
10. Debt – (continued)

The amortization of deferred finance costs included in interest expense were $3,022, $3,022 and $3,448 for the years ended December 31, 2017, 2016, and 2015, respectively.
6.50% Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the 6.50% Notes. The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest at a rate of 6.50% per annum, accruing from March 23, 2016. Interest is payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2016. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased. The Company received net proceeds from the offering of the 6.50% Notes equal to approximately $880,000. The Company used the net proceeds to redeem all of its existing 6.75% Notes, together with accrued interest, related premiums, fees and expenses and recorded a charge for the loss on redemption of such notes of $33,298, including write offs of unamortized original issue premium and debt issuance costs. Remaining proceeds were used for general corporate purposes, including funding of deferred acquisition consideration.
The 6.50% Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement. The 6.50% Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at December 31, 2017.
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
Effective May 3, 2016, MDC and its subsidiaries entered into an additional amendment to its Credit Agreement. The amendment: (i) extended the date by an additional nineteen months to May 3, 2021; (ii) reduced the base borrowing interest rate by 25 basis points; (iii) provided the Company the ability to borrow in foreign currencies; and (iv) certain other modifications which provided additional flexibility in operating the Company’s business.
Advances under the Credit Agreement bear interest as follows: (a)(i) LIBOR Rate Loans bear interest at the LIBOR Rate and (ii) Base Rate Loans bear interest at the Base Rate, plus (b) an applicable margin. The initial applicable margin for borrowing is 0.75% in the case of Base Rate Loans and 1.50% in the case of LIBOR Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At December 31, 2017, there were no borrowings under the Credit Agreement.
At December 31, 2017, the Company had issued $5,056 of undrawn letters of credit.
At December 31, 2017 and 2016, accounts payable included $41,989 and $80,193, respectively, of outstanding checks.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
10. Debt – (continued)

Future Principal Repayments
Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate, are as follows:

Period	Amount
2018	$313
2019	320
2020	68
2021	5
2022	—
2023 and thereafter	900,000
$900,706
Capital Leases
Future minimum capital lease payments for the years ended December 31 and in aggregate, are as follows:

Period	Amount
2018	$313
2019	320
2020	68
2021	5
2022	—
2023 and thereafter	—
706
Less: imputed interest	(59)
647
Less: current portion	(313)
$334
11. Share Capital
The authorized share capital of the Company is as follows:
(a) Authorized Share Capital
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of December 31, 2017. See Note 12 of the Notes to the Consolidated Financial Statements included herein for further information. There were no such shares issued and outstanding as of December 31, 2016.
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
11. Share Capital – (continued)

Preferred A Shares
An unlimited number, non-voting, issuable in series.
(b) Employee Stock Incentive Plan
On May 26, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan authorizes the issuance of awards to employees, officers, directors and consultants of the Company with respect to 3,000,000 shares of MDC Partners’ Class A Subordinate Voting Shares or any other security into which such shares shall be exchanged. On June 1, 2007 and on June 2, 2009, the Company’s shareholders approved a total additional authorized Class A Shares of 3,750,000 to be added to the 2005 Incentive Plan for a total of 6,750,000 authorized Class A Shares. In addition, the plan was amended to allow shares under this plan to be used to satisfy share obligations under the Stock Appreciation Rights Plan (the “SARS” Plan”). On May 30, 2008, the Company’s shareholders approved the 2008 Key Partner Incentive Plan, which provides for the issuance of 900,000 Class A Shares. On June 1, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of up to 3,000,000 Class A Shares. In June 2013, the Company’s shareholders approved an amendment to the SARS Plan to permit the Company to issue shares authorized under the SARS Plan to satisfy the grant and vesting awards under the 2011 Stock Incentive Plan. On June 1, 2016, the Company’s shareholders approved the 2016 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 Class A shares.
The following table summarizes information about time based and financial performance-based restricted stock and restricted stock unit awards granted under the 2005 Incentive Plan, 2008 Key Partner Incentive Plan, 2011 Stock Incentive Plan and 2016 Stock Incentive Plan:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	86,030	$23.14	916,141	$16.36
Granted	80,000	21.76	191,155	20.42
Vested	(68,067)	25.21	(297,794)	12.35
Forfeited	—	—	(35,000)	21.69
Balance at December 31, 2015	97,963	$19.61	774,502	$18.71
Granted	10,000	14.00	392,500	12.53
Vested	(17,963)	10.02	(380,367)	16.02
Forfeited	—	—	(46,000)	20.39
Balance at December 31, 2016	90,000	$20.90	740,635	$16.71
Granted	—	—	358,000	8.98
Vested	(90,000)	20.90	(277,050)	19.62
Forfeited	—	—	(36,500)	14.15
Balance at December 31, 2017	—	$—	785,085	$12.28
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2017, 2016 and 2015 was $7,316, $6,272 and $5,394, respectively. In connection with the vesting of these awards, the Company included in the taxable loss the amounts of $3,500, $5,429 and $4,678 in 2017, 2016 and 2015, respectively. At December 31, 2017, the weighted average remaining contractual life for time based awards was 1.62 years. At December 31, 2017, the fair value of all restricted stock and restricted stock unit awards was $7,655. The term of these awards is three years with vesting up to three years. At December 31, 2017, the unrecognized compensation expense for these awards was $4,696 and will be recognized through 2019. At December 31, 2017, there were 579,748 awards available to grant under all equity plans.
In addition, the Company awarded restricted stock and restricted stock unit awards of which 1,433,921 awarded shares were outstanding as of December 31, 2017. The vesting of these awards is contingent upon the Company meeting a cumulative three year earnings target and continued employment through the vesting date. Once the Company defines the earnings target, the grant date is established and the Company will record the compensation expense over the vesting period.

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
Information related to share option transactions grant under all plans over the past three years is summarized as follows:

	Options Outstanding		Options Exercisable		Non Vested Options
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance at December 31, 2014	112,500	$5.70	112,500	$5.70	—
Vested	—	—	—	—	—
Granted	—	—	—	—	—
Exercised	37,500	4.72	—	—	—
Expired and canceled	—	—	—	—	—
Balance at December 31, 2015	75,000	$5.28	75,000	$5.28	—
Vested	—	—	—	—	—
Granted	—	—	—	—	—
Exercised	37,500	5.97	—	—	—
Expired and canceled	—	—	—	—	—
Balance at December 31, 2016	37,500	$5.83	37,500	$5.83	—
Vested	—	—	—	—	—
Granted	—	—	—	—	—
Exercised	37,500	5.83	—	—	—
Expired and canceled	—	—	—	—	—
Balance at December 31, 2017	—	$—	—	$—	—
For options exercised during 2017, 2016 and 2015, the Company received cash proceeds of nil, nil and $224, respectively. The Company did not receive any windfall tax benefits. The intrinsic value of options exercised during 2017, 2016 and 2015 was $125, $471 and $471, respectively. At December 31, 2017, the unrecognized compensation expense of all options was nil.
(c) Stock Appreciation Rights

During 2017, the Compensation Committee of the Board of Directors approved a SAR’s compensation program for senior officers and directors of the Company. SAR’s granted in 2017 have a term of up to five years. Awards vest on the third anniverary of the grant date. SAR’s granted and outstanding are as follows:

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Share Capital – (continued)

	SARs Outstanding		SARs Exercisable		Non Vested SARs
	Number Outstanding	Weighted Average Price per Share	Number Outstanding	Weighted Average Price per Share
Balance at December 31, 2016	—	$—	$—	$—	—
Vested	—	—	—	—	—
Granted	327,500	6.60	—	—	327,500
Exercised	—	—	—	—	—
Expired and canceled	—	—	—	—	—
Balance at December 31, 2017	327,500	$6.60	—	$—	327,500
At December 31, 2017, the unrecognized compensation expense of all SARs was $535.

The Company has reserved a total of 3,126,254 Class A shares in order to meet its obligations under various conversion rights, warrants and employee share related plans. At December 31, 2017 there were 579,748 shares available for future option and similar grants.
12. Convertible Preference Shares
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
The holders of the Preference Shares have the right to convert their Preference Shares in whole at any time and from time to time, and in part at any time and from time to time after the ninetieth day following the original issuance date of the Preference Shares, into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Preference Share is $1,000. The initial Conversion Price is $10.00 per Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities.
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. For the year ended December 31, 2017, the Preference Shares accreted at a monthly rate of approximately $6.97 per Preference Share, for total accretion of $6,352, bringing the aggregate liquidation preference to 101,352 as of December 31, 2017. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements included herein for further information.
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

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents certain information for our financial liability that is measured at fair value on a non-recurring basis at December 31:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	900,000	904,500	900,000	812,250
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following table presents changes in deferred acquisition consideration which is measured at fair value on recurring basis for the years ended December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2017	2016
Beginning balance of contingent payments	$224,754	$306,734
Payments (1)	(110,234)	(105,169)
Additions (2)	—	16,132
Redemption value adjustments (3)	3,273	13,930
Other (4)	—	(6,412)
Foreign translation adjustment	1,293	(461)
Ending balance of contingent payments	$119,086	$224,754

(1)
For the year ended December 31, 2017 and 2016, payments include $28,727 and $10,458 , respectively, of deferred acquisition consideration settled through the issuance of 3,353,939 and 691,559, respectively, MDC Class A subordinate voting shares in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Fair Value Measurements - (continued)

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

(4)
Other is comprised of (i) $2,360 transferred to shares to be issued related to 100,000 MDC Class A subordinate voting shares to be issued contingent on specific thresholds of future earnings that management expects to be attained; and, (ii) $4,052 of contingent payments eliminated through the acquisition of incremental ownership interests. See Note 4 of the Notes to the Consolidated Financial Statements included herein for further information.

In addition to the above amounts, there are fixed payments of $3,340 and $4,810 for total deferred acquisition consideration of $122,426 and $229,564, which reconciles to the consolidated balance sheets at December 31, 2017 and 2016, respectively.
The Company includes the payments of all deferred acquisition consideration in financing activities in the Company’s consolidated statement of cash flows, as the Company believes these payments to be seller-related financing activities, which is the predominant source of cash flows. The FASB recently issued new guidance regarding the classification of cash flows for contingent consideration that is effective January 1, 2018. See Note 18 of the Notes to the Consolidated Financial Statements included herein for further information.
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
 At December 31, 2017 and 2016, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

14. Other Income

	For the Year Ended December 31,
	2017	2016
Other income (expense)	$162	$417
Gain (loss) on sale of business (1)	(1,732)	(940)
Gain (loss) on sale of investments (2)	2,083	1,932
Gain (loss) on investments	833	(995)
Other Income, net	1,346	414
Foreign currency transaction gain (loss)	18,137	(213)
	$19,483	$201
(1) During the year ended December 31, 2017, the Company sold all of its ownership interests in three subsidiaries resulting in recognition of a net loss on sale of business of $1,732. See Note 4 of the Notes to the Consolidated Financial Statements included herein for further information.

(2) During the year ended December 31, 2017, the Company sold its ownership in three cost method investments for an aggregate purchase price of $3,557 and recognized a gain of $3,018 in Other income. In addition, the Company recognized a loss of $935 pertaining to the dissolution of five cost method investments.

Effective September 30, 2016, the Company sold all of its ownership interests in Bryan Mills to the noncontrolling shareholders and recognized a loss of $800.

15. Segment Information
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
The four reportable segments that result from applying the aggregation criteria are as follows: “Global Integrated Agencies”; “Domestic Creative Agencies”; “Specialist Communications”; and “Media Services.” In addition, the Company combines and discloses those operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described in Note 1 and 2 of the Notes to the Consolidated Financial Statements included herein, respectively.

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
15. Segment Information – (continued)

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

•
The Media Services reportable segment is comprised of a single operating segment known as MDC Media Partners. MDC Media Partners is comprised of the Company’s network of stand-alone agencies with media buying and planning as their core competency, including the integrated platform Assembly. The agencies within this single operating segment share a Chief Executive Officer and Chief Financial Officer, who have operational oversight of these agencies. These agencies provide other services, including influencer marketing, content, insights & analytics, out-of-home, paid search, social media, lead generation, programmatic, artificial intelligence, and corporate barter. MDC Media Partners operates primarily in North America.

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
15. Segment Information – (continued)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Global Integrated Agencies	$786,644	$696,410	$652,987
Domestic Creative Agencies	90,663	85,953	91,658
Specialist Communications	172,565	170,285	153,920
Media Services	142,387	131,498	132,419
All Other	321,520	301,639	295,272
Total	$1,513,779	$1,385,785	$1,326,256

Segment operating income (loss):
Global Integrated Agencies	$74,902	$58,505	$66,161
Domestic Creative Agencies	16,977	16,583	17,535
Specialist Communications	20,714	1,939	18,047
Media Services	12,963	6,154	20,116
All Other	47,259	9,368	15,423
Corporate	(40,856)	(44,118)	(65,172)
Total	$131,959	$48,431	$72,110

Other Income (Expense):
Other income, net	1,346	414	7,238
Foreign exchange gain (loss)	18,137	(213)	(39,328)
Interest expense and finance charges, net	(64,364)	(65,858)	(57,436)
Loss on redemption of Notes	—	(33,298)	—
Income (loss) from continuing operations before income taxes and equity in earnings of non-consolidated affiliates	87,078	(49,716)	(17,416)
Income tax expense (benefit)	(168,064)	(9,404)	3,761
Income (loss) from continuing operations before equity in earnings of non-consolidated affiliates	255,142	(40,312)	(21,177)
Equity in earnings (loss) of non-consolidated affiliates	2,081	(309)	1,058
Income (loss) from continuing operations	257,223	(40,621)	(20,119)
Income (loss) from discontinued operations attributable to MDC Partners Inc., net of taxes	—	—	(6,281)
Net income (loss)	257,223	(40,621)	(26,400)
Net income attributable to the noncontrolling interest	(15,375)	(5,218)	(9,054)
Net income (loss) attributable to MDC Partners Inc.	$241,848	$(45,839)	$(35,454)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
15. Segment Information – (continued)

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Global Integrated Agencies	$23,800	$21,447	$20,599
Domestic Creative Agencies	1,434	1,653	1,855
Specialist Communications	4,714	6,637	11,201
Media Services	3,629	5,718	4,660
All Other	8,799	9,406	12,134
Corporate	1,098	1,585	1,774
Total	$43,474	$46,446	$52,223

Stock-based compensation:
Global Integrated Agencies	$15,203	$12,141	$6,981
Domestic Creative Agencies	845	634	644
Specialist Communications	2,954	3,629	1,510
Media Services	614	301	471
All Other	2,600	1,773	5,450
Corporate	2,134	2,525	2,740
Total	$24,350	$21,003	$17,796

Capital expenditures:
Global Integrated Agencies	$20,748	$16,439	$17,043
Domestic Creative Agencies	1,032	1,055	1,321
Specialist Communications	1,288	2,741	1,311
Media Services	3,035	5,110	825
All Other	6,832	4,054	2,704
Corporate	23	33	371
Total	$32,958	$29,432	$23,575
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, by geographic region at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2017	$77,163	$5,638	$7,505	$90,306
2016	$67,617	$5,887	$4,873	$78,377
Goodwill and Intangible Assets
2017	$706,241	$127,014	$73,285	$906,540
2016	$736,334	$121,987	$71,509	$929,830
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
15. Segment Information – (continued)

A summary of the Company’s revenue by geographic region at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2017	$1,172,364	$123,092	$218,323	$1,513,779
2016	$1,103,714	$124,101	$157,970	$1,385,785
2015	$1,085,051	$129,039	$112,166	$1,326,256
16. Related Party Transaction
Scott L. Kauffman is Chairman and Chief Executive Officer of the Company. His daughter, Sarah Kauffman, has been employed by Partner Firm kbs since July 2011, and currently acts as Director of Operations, Attention Partners. In 2017 and 2016, her total compensation, including salary, bonus and other benefits, totaled approximately $155 and $145, respectively. Her compensation is commensurate with that of her peers.
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
Management estimates, assuming that the subsidiaries owned by the Company at December 31, 2017 perform over the relevant future periods at their trailing twelve-month earnings levels, that these rights, if all exercised, could require the Company to pay an aggregate amount of approximately $15,864 to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $184 by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $41,748 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $5,272 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at December 31, 2017 was $62,886 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters.  Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the years ended December 31, 2017, 2016, and 2015, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company. Among the legal proceedings in which the Company is involved are the class action suits as described below.
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
On July 31, 2015, North Collier Fire Control and Rescue District Firefighter Pension Plan (“North Collier”) filed a putative class action suit in the Southern District of New York, naming as defendants MDC, CFO David Doft, former CEO Miles Nadal, and former CAO Mike Sabatino. On December 11, 2015, North Collier and co-lead plaintiff Plymouth County Retirement Association filed an amended complaint, adding two additional defendants, Mitchell Gendel and Michael Kirby, a former member of MDC’s Board of Directors. The plaintiff alleges in the amended complaint violations of § 10(b), Rule 10b-5, and § 20 of the Securities Exchange Act of 1934, based on allegedly materially false and misleading statements in the Company’s SEC filings and other public statements regarding executive compensation, goodwill accounting, and the Company’s internal controls. The Company filed a motion to dismiss the amended complaint on February 9, 2016, the lead plaintiffs filed an opposition to that motion on April 8, 2016, and the Company filed a reply brief on May 9, 2016. By order granted on September 30, 2016, the U.S. District Court presiding over the case granted the Company’s motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On November 2, 2016, the lead plaintiffs filed a notice to appeal the U.S. District Court’s ruling to the U.S. Court of Appeals for the Second Circuit. On February 21, 2017, the lead plaintiffs voluntarily dismissed their appeal.
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. The Company intends to continue to vigorously defend this suit. The plaintiff has served his material for leave to proceed under the Ontario Securities Act and that motion is currently scheduled to be heard in April 2018. A motion by the Company and other defendants to address the scope of the proposed class definition was dismissed and the Company is appealing that decision.
In June 2016, one of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are continuing to fully cooperate with this confidential investigation.
Commitments.  At December 31, 2017, the Company had $5,056 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $148.
Leases.  The Company and its subsidiaries lease certain facilities and equipment. For the years ended December 31, 2017, 2016, and 2015, gross premises rental expense amounted to $64,086, $56,725, and $47,583, respectively, which was reduced by sublease income of $2,797, $3,027, and $1,739, respectively. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
17. Commitments, Contingencies and Guarantees – (continued)

Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs, for the years ending December 31, 2018 and thereafter, are as follows:

Period	Amount
2018	$58,172
2019	56,751
2020	55,065
2021	41,830
2022	32,595
2023 and thereafter	122,947
$367,360
At December 31, 2017, the total future cash to be received on sublease income is $17,369.

18. New Accounting Pronouncements
Revenue Recognition
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
The Company will adopt ASU 2014-09 on the effective date of January 1, 2018, and will apply the Modified Retrospective method. The cumulative effect of the initial adoption is recognized as an adjustment to opening retained earnings at January 1, 2018. The Company is in the process of calculating this adjustment, however has not completed the calculation as of the filing date of this Form 10-K. As a result, the adjustment will be reflected and disclosed in its financial statements included within its Quarterly Report on Form 10-Q for the three months ending March 31, 2018. Effective January 1, 2018, the Company has implemented new policies and procedures to ensure the appropriate application of the new standard during the first quarter of 2018.
The Company’s assessment of the impact of adopting the new standard on its accounting policies is essentially complete. The greatest impact the standard will have is on the timing in which revenue is recognized. There are several areas where the Company’s revenue recognition is expected to change as compared with historical GAAP. The more significant of these areas are as follows:

i.
The standard will result in an increase in the number of performance obligations within certain of our contractual arrangements, whereby most of our contractual arrangements will have more than one performance obligation.

ii.
Under the guidance in effect through December 31, 2017, performance incentives are recognized in revenue when specific quantitative goals are achieved, or when the Company’s performance against qualitative goals is determined by the client. Under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize such incentive over the term of the contract. This will result in an acceleration of revenue recognition for certain contract incentives compared to the current method.

iii.
Under the guidance in effect through December 31, 2017, non-refundable retainer fees are generally recognized on a straight-line basis over the term of the specific customer arrangement. Under the new standard, an input method will be used to measure progress and record revenue for these types of arrangements. Based on the Company’s assessment, an input measure such as cost-to-cost or labor hours will be an appropriate measure of progress in the majority of situations for which over time revenue recognition is applied. The change is expected to either defer or accelerate revenue recognition in certain instances. Revenue recognition for commission-based arrangements will continue to be recognized point-in-time.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. New Accounting Pronouncements – (continued)

In certain businesses, the Company records revenue as a principal and includes within revenue certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In other businesses, the Company acts as an agent within our arrangements and records revenue equal to the net amount retained. In March 2016, the FASB issued further guidance on principal versus agent considerations; however, our assessments indicate that such change is not expected to have a material effect on the Company’s results of operations.
Other
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company continues to assess the impact of GILTI provisions on its financial statements and whether it will be subject to U.S. GILTI inclusion in future years. As such, the Company has not made a policy election on whether to record tax effects of GILTI when paid as a period expense or to record deferred tax assets and liabilities on basis differences that are expected to affect the amount of GILTI inclusion.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.  This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. Amendments in this ASU will be applied prospectively to any award modified on or after the adoption date.  The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the two-step goodwill impairment test. Under the new guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company early adopted this guidance for its impairment test performed during 2017. The application of this guidance did not have a significant impact on its consolidated financial position or results of operations.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which will require equity investments, except equity method investments, to be measured at fair value and any changes in fair value will be recognized in results of operations. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early application is not permitted. Additionally, this guidance provides for the recognition

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. New Accounting Pronouncements – (continued)

of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company does not expect the application of this guidance to have a significant impact on its consolidated financial position or results of operations.
19. Employee Benefit Plans
A subsidiary acquired in 2012 sponsors a defined benefit plan. The benefits under the defined benefit plan are based on each employee’s years of service and compensation. Effective March 1, 2006, the plan was frozen to all new employees. The Company’s policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended. The assets of the plan are invested in an investment trust fund and consist of investments in money market funds, bonds and common stock, mutual funds, preferred stock, and partnership interests.
Net periodic pension cost consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2017	2016
Service cost	$—	$—
Interest cost on benefit obligation	1,725	1,855
Expected return on plan assets	(1,830)	(1,863)
Curtailment and settlements	—	929
Amortization of actuarial losses	222	137
Net periodic benefit cost	$117	$1,058
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
Other changes in plan assets and benefit obligation recognized in Other Comprehensive Loss consist of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2017	2016
Curtailment/settlement	$—	$—
Current year actuarial (gain) loss	1,558	3,238
Amortization of actuarial gain (loss)	(222)	(137)
Total recognized in other comprehensive (income) loss	$1,336	$3,101
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,453	$4,159

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
19. Employee Benefit Plans (continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31:

	2017	2016
Change in benefit obligation:
Benefit obligation, Beginning balance	$40,722	$40,296
Interest Cost	1,725	1,855
Actuarial losses	3,088	2,502
Benefits paid	(1,785)	(3,931)
Benefit obligation, Ending balance	43,750	40,722
Change in plan assets:
Fair value of plan assets, Beginning balance	24,482	25,190
Actual return on plan assets	3,360	198
Employer contributions	1,920	3,025
Benefits paid	(1,785)	(3,931)
Fair value of plan assets, Ending balance	27,977	24,482
Unfunded status	$15,773	$16,240
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
Amounts recognized in the balance sheet at December 31 consist of the following:

	Pension Benefits	Pension Benefits
	2017	2016
Non-current liability	$15,773	$16,240
Net amount recognized	$15,773	$16,240
Amounts recognized, net of tax, in Accumulated Other Comprehensive Loss consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2017	2016
Accumulated net actuarial losses	$13,656	$12,320
Amount recognized, net of tax	$13,656	$12,320
The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits	Pension Benefits
	2017	2016
Discount rate	3.83%	4.32%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2017 and 2016 were determined independently. A yield curve was produced for a universe containing the majority of U.S.-issued AA-graded corporate bonds, all of which were non-callable (or callable with

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
19. Employee Benefit Plans (continued)

make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits	Pension Benefits
	2017	2016
Discount rate	4.32%	4.69%
Expected return on plan assets	7.40%	7.40%
Rate of compensation increase	N/A	N/A
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
Fair Value of Plan Assets
The Defined Benefit plan assets fall into any of three fair value classifications as defined in the FASB ASC Topic 820, Fair Value Measurements. There are no Level 3 assets held by the plan. The fair value of the plan assets as of December 31 is as follows:

	December 31, 2017	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,695	$1,695	$—	$—
Mutual Funds	26,282	26,282	—	—
Total	$27,977	$27,977	$—	$—

	December 31, 2016	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,687	$1,687	$—	$—
Mutual Funds	22,795	22,795	—	—
Total	$24,482	$24,482	$—	$—
The pension plans weighted-average asset allocation for the years ended December 31, 2017, and 2016 are as follows:

	Target Allocation	Actual Allocation	Actual Allocation
	2017	2017	2016
Asset Category:
Equity Securities	68.0%	68.9%	65.5%
Debt Securities	31.0%	25.0%	27.6%
Cash/Cash Equivalents and Short Term Investments	1.0%	6.1%	6.9%
	100%	100%	100%
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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
19. Employee Benefit Plans (continued)

The Company’s overall investment strategy is to achieve a mix of approximately 50% of investments for long-term growth and 50% for near-term benefit payments with a wide diversification of asset types and fund strategies.
Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States, as well as a smaller percentage invested in large-cap and mid-cap companies located outside of the United States. Fixed income securities are diversified across different asset types with bonds issued in the United States as well as outside the United States.
The target allocation of plan assets is 50% equity securities and 50% corporate bonds and U.S. Treasury securities.
The Plan invests in various investment securities. These investments are primarily in corporate equity and bond securities. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the preceding tables.
The above tables present information about the pension plan assets measured at fair value at December 31, 2017 and the valuation techniques used by the Company to determine those fair values.
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
The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed. Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each December 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2018 are as follows:

Pension Benefits
Estimated Amortization:	2018
Net loss amortization	258
Total	$258

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
19. Employee Benefit Plans (continued)

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2018	$1,806
2019	1,903
2020	2,090
2021	2,077
2022	2,109
2023 – 2027	12,010
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets.
20. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the year ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2015	$(9,219)	$15,476	$6,257
Other comprehensive income before reclassifications	—	(4,980)	(4,980)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,101)	—	(3,101)
Other comprehensive income (loss)	$(3,101)	$(4,980)	$(8,081)
Balance December 31, 2016	$(12,320)	$10,496	$(1,824)
Other comprehensive income before reclassifications	$—	$1,206	$1,206
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax benefit of $528)	(1,336)	—	(1,336)
Other comprehensive income (loss)	(1,336)	1,206	(130)
Balance December 31, 2017	$(13,656)	$11,702	$(1,954)
Reclassifications for the years ended December 31, net of tax, were as follows:

	2017	2016
Current year actuarial (gain) loss	$1,558	$3,238
Amortization of actuarial gain (loss)	(222)	(137)
Total amount reclassified from accumulated other comprehensive income (loss), net of tax	$1,336	$3,101

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

21. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2017	$344,700	$390,532	$375,800	$402,747
2016	$309,042	$337,047	$349,254	$390,442
Cost of services sold:
2017	$237,563	$267,822	$249,418	$268,673
2016	$211,446	$228,835	$235,659	$260,193
Income (loss) from continuing operations:
2017	$(9,683)	$13,467	$21,984	$231,455
2016	$(22,773)	$2,089	$(31,081)	$11,144
Net income (loss) attributable to MDC Partners Inc.:
2017	$(10,566)	$11,253	$18,493	$222,668
2016	$(23,632)	$835	$(32,140)	$9,098
Income (loss) per common share:
Basic
Continuing operations:
2017	$(0.21)	$0.14	$0.25	$3.33
2016	$(0.47)	$0.02	$(0.62)	$0.17
Net income (loss):
2017	$(0.21)	$0.14	$0.25	$3.33
2016	$(0.47)	$0.02	$(0.62)	$0.17
Diluted
Continuing operations:
2017	$(0.21)	$0.14	$0.24	$3.30
2016	$(0.47)	$0.02	$(0.62)	$0.17	(1)
Net income (loss):
2017	$(0.21)	$0.14	$0.24	$3.30
2016	$(0.47)	$0.02	$(0.62)	$0.17	(1)

(1)
The diluted income per share calculation for the fourth quarter of 2016 excludes the Company’s option to settle the deferred acquisition consideration in shares related to F&B. If such shares were included, the diluted income per common share would be $0.14.

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
Income (loss) from continuing operations and net loss have been affected as follows:

•	The fourth quarter of 2017 and 2016 included a foreign exchange loss of $659 and $10,081, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
21. Quarterly Results of Operations (Unaudited) - (continued)

•	The fourth quarter of 2017 and 2016 included stock-based compensation charges of $7,480 and $5,560, respectively.

•	The fourth quarter of 2017 and 2016 included changes in deferred acquisition resulting in income of $18,173 and $9,211, respectively.

•
The fourth quarter of 2017 included goodwill and other asset impairment charges of $4,415 and the third and fourth quarter of 2016 included goodwill impairment charges of $29,631 and $18,893, respectively.

•
The fourth quarter of 2017 included income tax benefit related to the release of the Company’s valuation allowance of $226,466. The fourth quarter of 2016 included income tax expense of $925 relating to the increase to the valuation allowance.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at such time at the reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our management, including our CEO and CFO, believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MDC Partners Inc.
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited MDC Partners Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules presented in Item 15 and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

New York, New York
March 1, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers,” “Audit Committee,” “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2018 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2017, which sections are incorporated herein by reference.
Executive Officers of MDC Partners
The executive officers of MDC Partners as of March 1, 2018 are:

Name	Age	Office
Scott L. Kauffman(1)	62	Chairman of the Board and Chief Executive Officer
David B. Doft	46	Chief Financial Officer
Mitchell S. Gendel	52	Executive Vice President, General Counsel and Corporate Secretary
Bob Kantor	60	Executive Vice President, Global Chief Marketing Officer
Stephanie Nerlich	48	Executive Vice President, Partner Development & Talent
David C. Ross	37	Executive Vice President, Strategy and Corporate Development
Alexandra Delanghe Ewing	38	Chief Communications Officer
____________

(1)	Also a member of MDC’s Board of Directors.
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
Ms. Nerlich joined MDC Partners in April 2016, and currently serves as Executive Vice President, Partner Development & Talent. Prior to joining MDC Partners, Ms. Nerlich served as CEO of Grey Canada and President of Lowe Roche, and also as EVP, Executive Managing Director of BBDO, where she spent 12 years servicing the agencies’ largest clients.
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

Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2018 Annual General Meeting of Stockholders.
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
Item 11. Executive Compensation
Reference is made to the sections captioned “Compensation of Directors” and “Executive Compensation” in the Company’s next Proxy Statement for the 2018 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to Item 5 of this Form 10-K and to the sections captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s next Proxy Statement for the 2018 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to the Note 16 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K and to “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2018 Annual General Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Reference is made to the section captioned “Appointment of Auditors” in the Company’s Proxy Statement for the 2018 Annual General Meeting of Stockholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules
The Financial Statements and Schedules listed in the accompanying Index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2017	$1,523	$1,989	$(924)	$(135)	$2,453
December 31, 2016	$1,306	$1,053	$(830)	$(6)	$1,523
December 31, 2015	$1,409	$750	$(799)	$(54)	$1,306
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2017	$248,867	$(230,358)	$4,108	$(3,585)	$19,032
December 31, 2016	$247,967	$6,605	$(6,032)	$327	$248,867
December 31, 2015	$175,218	$3,565	$73,390	$(4,206)	$247,967
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
By:
MDC PARTNERS INC.

Date:	March 1, 2018	/s/ Scott L. Kauffman
Name: Scott L. Kauffman Title: Chairman and Chief Executive Officer

Signature	Title	Date
/s/ Scott L. Kauffman	Chairman and Chief Executive Officer	March 1, 2018
Scott L. Kauffman
/s/ David Doft	Chief Financial Officer (Principal Accounting Officer)	March 1, 2018
David Doft
/s/ Clare Copeland	Director	March 1, 2018
Clare Copeland
/s/ Daniel Goldberg	Director	March 1, 2018
Daniel Goldberg
/s/ Bradley Gross	Director	March 1, 2018
Bradley Gross
/s/ Lawrence S. Kramer	Director	March 1, 2018
Lawrence S. Kramer
/s/ Anne Marie O'Donovan	Director	March 1, 2018
Anne Marie O'Donovan
/s/ Irwin D. Simon	Director	March 1, 2018
Irwin D. Simon

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014);
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014);
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014);
3.1.7	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2016);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
4.1
Indenture, dated as of March 23, 2016, among the Company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 23, 2016);

4.1.1	6.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 23, 2016);
10.1
Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2016);

10.2
Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2016);

10.3	Employment Agreement between the Company and Scott Kauffman, dated as of August 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 26, 2016);
10.4
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

10.7	Amended and Restated Employment Agreement between the Company and Robert Kantor, dated as of May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 4, 2016);
10.8
Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s 10-K filed on March 1, 2017);

10.9	Amended and Restated Employment Agreement between the Company and Stephanie Nerlich, dated as of November 1, 2017*;
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

10.12
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
10.15
MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan, as adopted March 6, 2014, including forms of 2014 Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 10, 2014);

10.16
2016 Stock Incentive Plan, as adopted by the shareholders of the Company at the 2016 Annual and Special Meeting of Shareholders on June 1, 2016 (incorporated by reference to Exhibit 10.14 to the Company’s 10-K filed on March 1, 2017);

10.16.1
Form of Financial-Performance Based Restricted Stock Grant Agreement (2017) under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s 10-K filed on March 1, 2017);

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