Form 10-Q
period 2018-03-31
MDC PARTNERS INC
filed 2018-05-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of May 3, 2018 were: 59,809,581 Class A subordinate voting shares, 3,755 Class B multiple voting shares, and 95,000 Series 4 Convertible Preference Shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Services	$326,968	$344,700
Operating expenses:
Cost of services sold	243,030	237,563
Office and general expenses	83,879	87,840
Depreciation and amortization	12,375	10,898
Other asset impairment	2,317	—
	341,601	336,301
Operating profit (loss)	(14,633)	8,399
Other Income (Expense):
Other, net	(6,219)	2,567
Interest expense and finance charges	(16,231)	(16,768)
Interest income	148	227
	(22,302)	(13,974)
Loss before income taxes and equity in earnings (losses) of non-consolidated affiliates	(36,935)	(5,575)
Income tax expense (benefit)	(8,330)	3,969
Loss before equity in earnings of non-consolidated affiliates	(28,605)	(9,544)
Equity in earnings (losses) of non-consolidated affiliates	86	(139)
Net loss	(28,519)	(9,683)
Net income attributable to noncontrolling interests	(897)	(883)
Net loss attributable to MDC Partners Inc.	(29,416)	(10,566)
Accretion on convertible preference shares	(2,027)	(507)
Net loss attributable to MDC Partners Inc. common shareholders	$(31,443)	$(11,073)

Loss per common share:
Basic and diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.56)	$(0.21)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	56,415,042	52,998,244

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$3,347	$3,511
Office and general expenses	1,690	1,439
Total	$5,037	$4,950
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended March 31,
	2018	2017
Comprehensive Income (Loss)
Net loss	$(28,519)	$(9,683)

Other comprehensive income, net of applicable tax:
Foreign currency translation adjustment	2,278	68
Other comprehensive income	2,278	68
Comprehensive loss for the period	(26,241)	(9,615)
Comprehensive loss (income) attributable to the noncontrolling interests	204	(1,148)
Comprehensive loss attributable to MDC Partners Inc.	$(26,037)	$(10,763)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,202	$46,179
Cash held in trusts	4,467	4,632
Accounts receivable, less allowance for doubtful accounts of $2,524 and $2,453	424,918	434,072
Expenditures billable to clients	57,885	31,146
Other current assets	36,273	26,742
Total Current Assets	552,745	542,771
Fixed assets, at cost, less accumulated depreciation of $120,119 and $123,599	85,370	90,306
Investments in non-consolidated affiliates	6,442	6,307
Goodwill	832,510	835,935
Other intangible assets, net	66,353	70,605
Deferred tax assets	126,252	115,325
Other assets	31,405	37,643
Total Assets	$1,701,077	$1,698,892
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$202,724	$244,527
Trust liability	4,467	4,632
Accruals and other liabilities	290,003	327,812
Advance billings	210,245	148,133
Current portion of long-term debt	322	313
Current portion of deferred acquisition consideration	40,909	50,213
Total Current Liabilities	748,670	775,630
Long-term debt, less current portion	942,806	882,806
Long-term portion of deferred acquisition consideration	82,822	72,213
Other liabilities	55,197	54,110
Deferred tax liabilities	6,899	6,760
Total Liabilities	1,836,394	1,791,519

Redeemable Noncontrolling Interests (Note 2)	54,345	62,886
Commitments, Contingencies, and Guarantees (Note 13)
Shareholders’ Deficit:
Convertible preference shares (liquidation preference $103,379)	90,123	90,220
Common shares	353,074	352,432
Charges in excess of capital	(314,662)	(314,241)
Accumulated deficit	(370,586)	(340,000)
Accumulated other comprehensive gain (loss)	1,425	(1,954)
MDC Partners Inc. Shareholders' Deficit	(240,626)	(213,543)
Noncontrolling interests	50,964	58,030
Total Shareholders' Deficit	(189,662)	(155,513)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,701,077	$1,698,892
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,519)	$(9,683)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,037	4,950
Depreciation	8,402	5,600
Amortization of intangibles	3,973	5,298
Amortization of deferred finance charges	807	742
Other asset impairment	2,317	—
Adjustment to deferred acquisition consideration	2,586	11,460
Acquisition-related contingent consideration payment	(6,665)	(2,542)
Deferred income tax	(10,786)	1,906
Loss on sale of assets	19	21
(Earnings) losses of non-consolidated affiliates	(86)	139
Other non-current assets and liabilities	(1,004)	(5,658)
Foreign exchange	6,864	(1,370)
Changes in working capital:
Accounts receivable	12,358	(39,855)
Expenditures billable to clients	(26,739)	(3,953)
Prepaid expenses and other current assets	(9,734)	(4,270)
Accounts payable, accruals and other liabilities	(76,826)	(10,757)
Advance billings	56,963	14,754
Net cash used in operating activities	(61,033)	(33,218)
Cash flows used in investing activities:
Capital expenditures	(3,799)	(9,413)
Deposits	—	(1,627)
Other investments	(69)	(50)
Net cash used in investing activities	(3,868)	(11,090)
Cash flows (used in) provided by financing activities:
Repayments of revolving credit agreement	(250,800)	(381,500)
Proceeds from revolving credit agreement	309,816	331,961
Proceeds from issuance of convertible preference shares	—	95,000
Convertible preference shares issuance costs	—	(510)
Acquisition related payments	(7,422)	(2,641)
Repayment of long-term debt	(79)	(135)
Purchase of shares	(456)	(51)
Distributions to noncontrolling interests	(3,295)	(2,471)
Payment of dividends	(146)	(22)
Net cash provided by financing activities	47,618	39,631
Effect of exchange rate changes on cash and cash equivalents	306	(58)
Decrease in cash and cash equivalents	(16,977)	(4,735)
Cash and cash equivalents at beginning of period	46,179	27,921
Cash and cash equivalents at end of period	$29,202	$23,186

Supplemental disclosures:
Cash income taxes paid	$1,333	$1,293
Cash interest paid	$649	$999
Change in cash held in trusts	$(165)	$36

Non-cash transactions:
Capital leases	$644	$393
Dividends payable	$307	$716
Deferred acquisition consideration settled through issuance of shares	$—	$5,028
Convertible preference shares issuance costs payable	$—	$4,270
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Share Capital to Be Issued		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	95,000	$90,220	56,375,131	$352,432	—	$—	$—	$(314,241)	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners, Inc.	—	—	—	—	—	—	—	—	(29,416)	—	(29,416)	—	(29,416)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	3,379	3,379	(1,101)	2,278
Expenses for convertible preference shares (Note 9)	—	(97)	—	—	—	—	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	109,444	1,097	—	—	(1,097)	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(48,508)	(455)	—	—	—	—	—	—	(455)	—	(455)
Stock-based compensation	—	—	—	—	—	—	2,217	—	—	—	2,217	—	2,217
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	(375)	—	—	—	(375)		(375)
Increase (decrease) in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	—	(1,166)	—	—	—	(1,166)	—	(1,166)
Changes in noncontrolling interests and redeemable noncontrolling interests from changes in ownership interest	—	—	—	—	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606 (Note 14)	—	—	—	—	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Transfer to charges in excess of capital	—	—	—	—	—	—	421	(421)	—	—	—		—
Balance at March 31, 2018	95,000	$90,123	56,436,067	$353,074	—	$—	$—	$(314,662)	$(370,586)	$1,425	$(240,626)	$50,964	$(189,662)
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
These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Reclassifications. In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The new pronouncement states that any cash payments made soon after the acquisition date of a business to settle a contingent consideration liability are classified as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. The Company adopted the provisions of ASU 2016-15 on January 1, 2018 on a retrospective basis. As a result, $2,542 of an acquisition-related contingent consideration payment of $5,183, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017.
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
Fair Value. The Company applies the fair value measurement guidance of the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The inputs create the following fair value hierarchy:

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
Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable at March 31, 2018 and December 31, 2017. No client accounted for 10% of the Company’s revenue for the three months ended March 31, 2018 or the three months ended March 31, 2017.
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
Impairment of Long-lived Assets.  In accordance with the FASB ASC, a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of such asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital (“WACC”), risk adjusted where appropriate. During the three months ended March 31, 2018, the Company recognized an impairment of $2,317 related to a long-lived asset.
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
Cost Method Investments. From time to time, the Company makes non-material cost based investments in start-up advertising technology companies and innovative consumer product companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The total net cost basis of these investments, which is included in Other Assets on the balance sheet as of March 31, 2018 and December 31, 2017, was $9,462 and $9,527, respectively.  In addition, the Company’s partner agencies may receive noncontrolling equity interests from start-up companies in lieu of fees. The Company adopted FASB ASU 2016-01 effective January 1, 2018. See Note 14 for discussion.
Goodwill and Indefinite Lived Intangibles. In accordance with the FASB ASC topic, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. For the three months ended March 31, 2018 and the year ended December 31, 2017, goodwill was $832,510 and $835,935, respectively. For the three months ended March 31, 2018 and the three months ended March 31, 2017, the changes in the carrying amounts during the periods were due to net foreign exchange translation adjustments.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information see Notes 5 and 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein. For the three months ended March 31, 2018 and 2017, $2,586 and $11,431 of expense related to changes in such estimated values and was recorded in results of operations. The Company expenses acquisition related costs as incurred. For the three months ended March 31, 2018 and 2017, $376 and $234, respectively, of acquisition related costs were charged to operations.
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
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the three months ended March 31, 2018 and 2017, there was no related impact on the Company’s loss per share calculation.
The following table presents changes in redeemable noncontrolling interests:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning Balance	$62,886	$60,180
Redemptions	(8,858)	(910)
Granted	—	1,666
Changes in redemption value	375	1,498
Currency translation adjustments	(58)	452
Ending Balance	$54,345	$62,886
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
Total assets and total liabilities of Doner included in the Company’s condensed consolidated balance sheet at March 31, 2018 were $96,659 and $50,997, respectively, and at December 31, 2017 were $105,191 and $59,783, respectively.

Guarantees.  Guarantees issued or modified by the Company to third parties after January 1, 2003 are generally recognized at the inception or modification of the guarantee as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of that liability is the fair value of the guarantee. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The Company’s liability associated with guarantees is not significant. See Note 13 for further information.
Revenue Recognition. Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). See Note 14 for additional details surrounding the Company’s adoption of ASC 606. The Company’s policy surrounding revenue under ASC 605 is described in Note 2 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2017. The policies described herein refer to those in effect as of January 1, 2018.
The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The primary source of the Company’s revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses, depending on the terms of the client contract. In all circumstances, revenue is only recognized when collection is reasonably assured. Certain of the Company’s contractual arrangements have more than one performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative stand-alone selling price. Stand-alone selling prices are determined based on the prices charged to clients or using expected cost plus margin.
Revenue is recognized net of sales and other taxes due to be collected and remitted to governmental authorities. The Company’s contracts typically provide for termination by either party within 30 to 90 days. Although payment terms vary by client, they are typically within 30 to 60 days. In addition, the Company generally have the right to payment for all services provided through the end of the contract or termination date.
Although certain of our performance obligations are recognized at a point in time, we typically satisfy our performance obligations over time, as services are performed. Point in time recognition primarily relates to certain commission-based contracts, which are recognized upon the placement of advertisements in various media when the Company has no further performance obligation. Fees for services are typically recognized using input methods that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract.
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company is primarily responsible for the integration of services into the final deliverables for our client, then we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. We have determined that we primarily act as agent for production and media buying services.
A small portion of the Company’s contractual arrangements with clients include performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. Incentive compensation is primarily estimated using the most likely amount method and is included in revenue up to the amount that is not expected to result in a reversal of a significant amount of cumulative revenue recognized. We recognize revenue related to performance incentives as we satisfy the performance obligation to which the performance incentives are related.
Cost of Services Sold.  Cost of services sold primarily consists of staff costs and does not include depreciation charges for fixed assets.
Interest Expense. Interest expense primarily consists of the cost of borrowing on the Company’s currently outstanding 6.50% senior unsecured notes due 2024 (the “6.50% Notes”) and the Company’s $325,000 senior secured revolving credit agreement due 2021 (the “Credit Agreement“). The Company uses the effective interest method to amortize the deferred financing costs on the 6.50% Notes. The Company uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three months ended March 31, 2018 and 2017, interest expense included $11 and $29, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
Income Taxes. The Company’s U.S. operating units are generally structured as limited liability companies, which are treated as either partnerships or flow-throughs for tax purposes. The Company is only taxed on its share of the profits, while noncontrolling holders are responsible for taxes on their share of the profits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of our deferred income tax assets is evaluated by management on a quarterly basis and is based upon all available positive and negative evidence. The Company currently has a valuation allowance in various jurisdictions where management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the quarter. Our 2018 effective tax rate of 24.1% differs from the Canadian statutory rate of 26.5% primarily due to exclusion of income attributable to minority interest from the annual forecasted income as well as foreign tax credits generated during the quarter, partially offset by U.S. federal tax impact of Global Intangible Low Taxed Income (GILTI) inclusion and Base Erosion and Anti-Abuse Tax (BEAT).
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of tax law changes in the period of enactment, which required the Company to re-measure its U.S. deferred tax assets and liabilities and to reassess the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The Company recorded a provisional tax expense of $26,674 at year-end related to re-measurement of deferred tax assets and liabilities due to change in corporate tax rate from 35% to 21%. The Company recorded no tax expense related to transition tax.
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
The Company has included the impact of GILTI in the determination of its annual effective tax rate. The Company is still reviewing the GILTI provisions and analyzing the deferred tax implications. The Company continues to evaluate additional guidance provided by tax authorities as well as expected issuance of additional guidance and as such has not made a policy election on whether to record tax effects of GILTI as a period expense or to record deferred tax assets and liabilities on basis differences that are expected to affect the amount of GILTI inclusion upon reversal.
During the quarter ended March 31, 2018, the Company has been evaluating the application of the provisions of the Act as well as additional guidance provided by the tax authorities during the period. In addition, the Company is anticipating additional guidance from tax authorities and does not have a better estimate of the impact of the Act on its provisional estimate. Accordingly, the Company has not recorded an adjustment to its provisional estimate during the period. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
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
During the three months ended March 31, 2018, the Company issued 74,950 shares of restricted stock and restricted stock units (collectively, “RSUs”) to its employees and directors. The RSUs have an aggregate grant date fair value of $681 and generally vest on the third anniversary of the date of grant. In addition, during the first quarter of 2018, the Company issued RSUs of which 413,181 awarded shares were outstanding as of March 31, 2018. However, the vesting of these awards is contingent upon the Company meeting a cumulative three year financial performance target and continued employment through the March 1, 2021 vesting date. These RSU awards do not yet have an established grant date fair value because the financial performance target is not yet established. Once the Company defines the financial performance target, and assuming the achievement of such performance targets is expected, the grant date is established and the Company will record the compensation expense over the vesting period. Additionally, there were 930,600 RSUs and 503,321 RSUs outstanding as of March 31, 2018 which were granted during the first quarter of 2017 and 2016, respectively, which are contingent upon the Company meeting cumulative three-year financial performance targets and continued employment through March 1, 2020 and March 1, 2019, respectively. During the three months ended March 31, 2018, the performance targets for the awards granted in 2016 were established, resulting in a grant date of January 18, 2018. These awards have an aggregate grant date fair value of $4,514. The performance targets for the awards granted in 2017 have yet to be established, and therefore a grant date has not occurred as of March 31, 2018.
Income (Loss) per Common Share.  Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Share capital to be issued, as reflected in the shareholders’ deficit on the balance sheet, are also included if there is no circumstance under which those shares would not be issued. Diluted income (loss) per common share is based on the above, in addition, if dilutive, it also includes common share equivalents, which include outstanding options, stock appreciation rights, and unvested restricted stock units. In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.
During the first quarter of 2017, the Company issued and sold 95,000 newly authorized Series 4 Convertible Preference Shares (the “Preference Shares”) in a private placement. The two-class method is applied to calculate basic net income (loss) attributable to MDC Partners, Inc. per common share in periods in which shares of convertible preference shares were outstanding, as shares of convertible preference shares are participating securities due to their dividend rights. See Notes 8 and 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. Either the two-class method or the if-converted method is applied to calculate diluted net income per common share, depending on which method results in more dilution. The Company’s participating securities are not included in the computation of net loss per common share in periods of net loss because the convertible preference shareholders have no contractual obligation to participate in losses.
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

3. Revenue
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across the full spectrum of industry verticals on a global basis. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. The Company’s Partner firms often cooperate with one another through referrals and the sharing of both services and expertise, which enables MDC to service clients’ varied marketing needs by crafting custom integrated solutions. Additionally, the Company maintains separate, independent operating companies to enable it to effectively manage potential conflicts of interest by representing competing clients across the MDC network.
The following table presents revenue disaggregated by industry vertical for the three months ended March 31, 2018, and the impact of adoption of ASC 606:

		For the three months ended March 31,
		2018
Industry	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted	2017
Food & Beverage	All	$64,285	$6,805	$71,090	$62,273
Retail	All	35,772	840	36,612	43,324
Consumer Products	All	31,802	132	31,934	37,922
Communications	All, excluding Domestic Creative Agencies	29,657	3,311	32,968	35,728
Automotive	All, excluding Domestic Creative Agencies	20,494	4,218	24,712	32,354
Technology	All	34,144	2,835	36,979	30,550
Healthcare	All	33,170	968	34,138	28,069
Financials	All	21,838	285	22,123	19,983
Transportation and Travel/Lodging	All	14,848	697	15,545	13,213
Other	All	40,958	1,185	42,143	41,284
		$326,968	$21,276	$348,244	344,700

MDC has historically largely focused where the Company was founded in North America, the largest market for its services in the world. In recent years the Company has expanded its global footprint to support clients looking for help to grow their businesses in new markets. Today, MDC’s Partner Firms are located in the United States, Canada, and an additional thirteen countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.

The following table presents revenue disaggregated by geography:

		For the three months ended March 31,
		2018
Geographic Location	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted	2017
United States	All	$256,524	$9,018	$265,542	$274,682
Canada	All, excluding Media Services	26,379	953	27,332	26,470
Other	All	44,065	11,305	55,370	43,548
		$326,968	$21,276	$348,244	$344,700

For more detailed information about the Company’s reportable segments, see Note 12.

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $75,363 and $54,177 at March 31, 2018 and December 31, 2017, respectively, and are included as a component of accounts receivable on the unaudited condensed consolidated balance sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $57,885 and $31,146 at March 31, 2018 and December 31, 2017, respectively, and are included on the unaudited condensed consolidated balance sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of the production process.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s unaudited condensed consolidated balance sheets. Advance billings at March 31, 2018 and December 31, 2017 were $210,245 and $148,133, respectively. The increase in the advance billings balance of $62,112 for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $72,160 of revenues recognized that were included in the advance billings balances as of December 31, 2017.
Changes in the contract asset and liability balances during the three months ended March 31, 2018 and December 31, 2017 were not materially impacted by write-offs, impairment losses or any other factors.
Practical expedients
In adopting ASC 606, the Company applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Amounts related to those performance obligations with expected durations of greater than one year are immaterial.
4. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss attributable to MDC Partners Inc.	$(29,416)	$(10,566)
Accretion on convertible preference shares	(2,027)	(507)
Net income allocated to convertible preference shares	—	—
Numerator for basic loss per common share - Net loss attributable to MDC Partners Inc. common shareholders	(31,443)	(11,073)
Effect of dilutive securities:	—	—
Numerator for diluted loss per common share- Net loss attributable to MDC Partners Inc. common shareholders	$(31,443)	$(11,073)
Denominator
Denominator for basic loss per common share - weighted average common shares	56,415,042	52,998,244
Effect of dilutive securities:	—	—
Denominator for diluted loss per common share - adjusted weighted shares and assumed conversions	56,415,042	52,998,244
Basic loss per common share	$(0.56)	$(0.21)
Diluted loss per common share	$(0.56)	$(0.21)
As of March 31, 2018, options and other rights to purchase 1,561,856 shares of common stock were outstanding, all of which were anti-dilutive during the three months ended March 31, 2018, and therefore excluded from the computation of diluted loss per common share. Additionally, 1,343,781 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency has not been satisfied at March 31, 2018. Lastly, there were 95,000 shares of Preference Shares outstanding which were convertible into 10,337,949 Class A common shares at March 31, 2018. These Preference Shares were anti-dilutive for the three months ended March 31, 2018, and are therefore excluded from the diluted loss per common share calculation for the period.
As of March 31, 2017, options and other rights to purchase 1,263,635 shares of common stock were outstanding, of which 898,635 shares of non-vested restricted stock and restricted stock units were anti-dilutive during the three months ended March 31, 2018 and therefore excluded from the computation of diluted income per common share. Additionally, 1,445,921 shares of non-vested restricted stock and restricted stock unit awards, which are contingent upon the Company meeting an undefined cumulative three year earnings target and continued employment, are excluded from the computation of diluted income per common share as the contingency had not been satisfied as of March 31, 2017. Lastly, there were 95,000 shares of Preference Shares outstanding which were convertible into 9,550,667 Class A common shares at March 31, 2017. These Preference Shares were anti-dilutive for the three months ended March 31, 2017 and were therefore excluded from the diluted loss per common share calculation for the period.
5. Acquisitions and Dispositions
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
Contingent purchase price obligations. The Company’s contingent purchase price obligations are generally payable within a five-year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. On occasion, the Company may initiate a renegotiation of previously acquired ownership interests and any resulting change in the estimated amount of consideration to be paid is adjusted in the reporting period through operating income or net interest expense, depending on the nature of the arrangement. See Note 2, 10, and 13 for additional information on deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 13 for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three months ended March 31, 2018 and 2017, stock-based compensation included $2,829 and $3,268, respectively of expense relating to those payments.
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
2018 Acquisitions
Effective January 1, 2018, the Company acquired the remaining 24.5% ownership interest of Allison & Partners LLC for an aggregate purchase price of $10,023, comprised of a closing cash payment of $300 and additional deferred acquisition payments with an estimated present value at the acquisition date of $9,723. The deferred payments are based on the future financial results of the underlying business from 2017 to 2020 with final payments due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $8,857. The difference between the purchase price and the noncontrolling interest of $1,166 was recorded in additional paid-in capital.
2017 Acquisitions
In 2017, the Company entered into various non-material transactions in connection with certain of its majority-owned entities. As a result of the foregoing, the Company made total cash closing payments of $3,858, increased fixed deferred consideration liability by $7,208, reduced redeemable noncontrolling interests by $816, reduced noncontrolling interests equity by $11,965, reduced noncontrolling interest payable by $397, and increased additional paid-in capital by $2,315. In addition, a stock-based compensation charge of $996 was recognized representing the consideration paid in excess of the fair value of the interest acquired.
2017 Dispositions
In 2017, the Company sold all of its ownership interests in three subsidiaries resulting in recognition of a net loss on sale of business of $1,732. The net assets reflected in the calculation of the net loss on sale was inclusive of goodwill of $17,593. Goodwill was allocated to the subsidiaries based on the relative fair value of the sold subsidiaries compared to the fair value of the respective reporting units. Additionally, the Company recorded a reduction in noncontrolling interests of $10,657. In 2018, the Company subsequently further reduced noncontrolling interests from 2017 by $5,965.

Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, 2018 and 2017 were as follows:
Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended March 31,
	2018	2017
Net loss attributable to MDC Partners Inc.	$(29,416)	$(10,566)
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	(1,166)	—
Net transfers from noncontrolling interests	$(1,166)	$—
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(30,582)	$(10,566)

6. Accounts Payable, Accruals and Other Liabilities
At March 31, 2018 and December 31, 2017, accruals and other liabilities included accrued media of $164,462 and $207,482, respectively; and included amounts due to noncontrolling interest holders for their share of profits, which will be distributed within the next twelve months of $8,227 and $11,030, respectively.
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2017 and three months ended March 31, 2018 were as follows:

Noncontrolling Interests
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	15,375
Distributions made	(8,865)
Other (1)	366
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	897
Distributions made	(3,295)
Other (1)	(405)
Balance, March 31, 2018	$8,227

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
At March 31, 2018 and December 31, 2017, accounts payable included $25,116 and $41,989 of outstanding checks, respectively.

7. Debt
The Company’s indebtedness was comprised as follows:

	March 31, 2018	December 31, 2017
Revolving credit agreement	$59,016	$—
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(16,532)	(17,587)
	942,484	882,413
Obligations under capital leases	644	706
	943,128	883,119
Less: Current portion of long-term debt	322	313
	$942,806	$882,806
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at March 31, 2018.

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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At March 31, 2018, there were $59,016 borrowings under the Credit Agreement.
At March 31, 2018, the Company had issued $5,248 of undrawn outstanding letters of credit.
8. Share Capital
The Company’s issued and outstanding share capital is as follows:
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of March 31, 2018 and December 31, 2017. See Note 9 for further information.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 56,432,312 and 56,371,376 Class A Shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of March 31, 2018 and December 31, 2017.
9. Convertible Preference Shares
On March 7, 2017 (the “Issue Date”), the Company issued 95,000 newly created Preference Shares to affiliates of The Goldman Sachs Group, Inc. (collectively, the “Purchaser”) pursuant to a $95,000 private placement. The Company received proceeds of approximately $90,220, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. In connection with the closing of the transaction, effective March 7, 2017, the Company increased the size of its Board of Directors (the “Board”) to seven members and appointed one nominee designated by the Purchaser. Except as required by law, the Preference Shares do not have voting rights, and are not redeemable at the option of the Purchaser. For the three months ended March 31, 2018, the Company recorded an additional $97 in expenses related to the Preference Share placement.
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
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. During the three months ended March 31, 2018, the Preference Shares accreted at a monthly rate of approximately $7.11 per Preference Share, for total accretion of $2,027, bringing the aggregate liquidation preference to $103,379 as of March 31, 2018. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Notes 2 and 4 for further information.
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
10. Fair Value Measurements
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

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents certain information for our financial liability that is measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$882,000	$900,000	$904,500
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following table presents changes in deferred acquisition consideration, which is measured at fair value on a recurring basis, at March 31, 2018 and December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2018	2017
Beginning balance of contingent payments	$119,086	$224,754
Payments (1)	(11,869)	(110,234)
Additions (2)	9,723	—
Redemption value adjustments (3)	4,948	3,273
Foreign translation adjustment	(28)	1,293
Ending balance of contingent payments	$121,860	$119,086

(1)
For the year ended December 31, 2017, payments include $28,727 of deferred acquisition consideration settled through the issuance of 3,353,939 MDC Class A subordinate voting shares, respectively, in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period. See Note 5.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

In addition to the above amounts, there are fixed payments of $1,881 and $3,340 for total deferred acquisition consideration of $123,731 and $122,426, which reconciles to the consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.
Effective January 1, 2018, as a result of the adoption of ASU 2016-15, the Company includes payments of deferred acquisition consideration relating to the liability initially recognized at the acquisition date in financing activities, and any changes as an operating activities in the Company’s consolidated statement of cash flows. See Note 14 for further information.
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
At March 31, 2018 and December 31, 2017, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.

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
11. Other Income (Loss)

	Three Months Ended March 31,
	2018	2017
Other income	$441	$128
Foreign currency transaction (loss) gain	(6,660)	2,439
Other, net	$(6,219)	$2,567
12. Segment Information
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

•
All Other consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes 6Degrees, Bruce Mau Design, Concentric Partners, Civilian, Gale Partners, Hello Design, Kenna, Kingsdale, Northstar Research Partners, Redscout, Relevent, Team, Vitro, Yamamoto and Y Media Labs. The nature of the specialist services provided by these operating segments vary among each other and from those operating segments aggregated into the reportable segments. This results in these operating segments having current and long-term performance expectations inconsistent with those operating segments aggregated in the reportable segments.

Prior to January 1, 2018, Source Marketing was included in the All Other category. Effective January 1, 2018, due to changes in the Company’s internal management and reporting structure, the operations of Source Marketing are included within the Doner operating segment. As a result of this change, the results of Source Marketing are included in the Global Integrated Agencies reportable segment beginning in the first quarter of 2018. Prior period segment information included herein has been adjusted to reflect this change.

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

	Three Months Ended March 31,
	2018	2017
Revenue:
Global Integrated Agencies	$150,355	$179,225
Domestic Creative Agencies	21,296	20,910
Specialist Communications	43,150	40,684
Media Services	31,257	35,244
All Other	80,910	68,637
Total	$326,968	$344,700

Operating Income (Loss):
Global Integrated Agencies	$(15,761)	$(626)
Domestic Creative Agencies	3,454	3,523
Specialist Communications	4,027	4,335
Media Services	487	2,642
All Other	7,232	7,094
Corporate	(14,072)	(8,569)
Total	$(14,633)	$8,399

Other Income (Expense):
Other (expense) income, net	(6,219)	2,567
Interest expense and finance charges, net	(16,083)	(16,541)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(36,935)	(5,575)
Income tax expense (benefit)	(8,330)	3,969
Loss before equity in earnings of non-consolidated affiliates	(28,605)	(9,544)
Equity in earnings (losses) of non-consolidated affiliates	86	(139)
Net loss	(28,519)	(9,683)
Net income attributable to the noncontrolling interest	(897)	(883)
Net loss attributable to MDC Partners Inc.	$(29,416)	$(10,566)

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization:
Global Integrated Agencies	$8,016	$5,961
Domestic Creative Agencies	$353	$360
Specialist Communications	$1,002	$1,216
Media Services	$644	$1,005
All Other (1)	$2,136	$2,047
Corporate	$224	$309
Total	$12,375	$10,898

Stock-based compensation:
Global Integrated Agencies	$2,547	$2,989
Domestic Creative Agencies	$149	$155
Specialist Communications	$336	$518
Media Services	$74	$160
All Other	$683	$524
Corporate	$1,248	$604
Total	$5,037	$4,950

Capital expenditures:
Global Integrated Agencies	$2,837	$6,907
Domestic Creative Agencies	$191	$286
Specialist Communications	$240	$291
Media Services	$193	$1,014
All Other	$330	$914
Corporate	$8	$1
Total	$3,799	$9,413

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2018 and 2017.
13. Commitments, Contingencies, and Guarantees
Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Notes 2, 5, and 10 for further information.
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

Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2018, perform over the relevant future periods at their trailing twelve-month earnings levels, that these rights, if all exercised, could require the Company, to pay an aggregate amount of approximately $15,168 to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $199 by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $33,470 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $5,705 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at March 31, 2018 was $54,345 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2018 and 2017, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Class Action Litigation in Canada. On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. The Company intends to continue to vigorously defend this suit. The plaintiff has served his material for leave to proceed under the Ontario Securities Act and that motion is currently scheduled to be heard on May 15, 2018. A motion by the Company and other defendants to address the scope of the proposed class definition was dismissed and the Company is appealing that decision.
Antitrust Subpoena. In 2016, one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation.
Commitments.  At March 31, 2018, the Company had $5,248 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $80.

14. New Accounting Pronouncements
Adopted In The Period
Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”).
The following represents changes to the Company’s policies resulting from the adoption of ASC 606:

i.
Under the guidance in effect through December 31, 2017, performance incentives were recognized in revenue when specific quantitative goals were achieved, or when the Company’s performance against qualitative goals was determined by the client. Under ASC 606, the Company now estimates the amount of the incentive that will be earned at the inception of the contract and recognizes such incentive over the term of the contract. This results in an acceleration of revenue recognition for certain contract incentives compared to ASC 605.

ii.
Under the guidance in effect through December 31, 2017, non-refundable retainer fees were generally recognized on a straight-line basis over the term of the specific customer arrangement. Under ASC 606, an input method is typically used to measure progress and recognize revenue for these types of arrangements. This resulted in both the deferral and acceleration of revenue recognition in certain instances.

iii.
In certain client arrangements, the Company records revenue as a principal and includes within revenue certain third-party-pass-through and out-of-pocket costs, which are billed to clients in connection with the services provided. In other arrangements, the Company acts as an agent and records revenue equal to the net amount retained. The adoption of ASC 606 resulted in certain arrangements previously being accounted for as principal, now being accounted for as agent.

As a result of these changes, the Company recorded a cumulative effect adjustment to increase opening accumulated deficit at January 1, 2018 by $1,170.
The following table summarizes the impact of adoption of ASC 606 on the unaudited condensed consolidated statement of operations during the quarter ended March 31, 2018:

	Three months ended March 31, 2018
	As Reported	Adjustments	Adjusted to Exclude Adoption of ASC 606
Revenue - Services	$326,968	$21,276	$348,244
Costs of services sold	$243,030	$15,197	$258,227
Operating profit (loss)	$(14,633)	$6,079	$(8,554)
Net loss attributable to MDC Partners, Inc. common shareholders	$(31,443)	$4,436	$(27,007)
Loss per common share - basic and diluted	$(0.56)	$0.08	$(0.48)

The impact on the balance sheets and shareholders’ deficit as of and for the three months ended March 31, 2018 was immaterial. There was no effect on other comprehensive income (loss) and the statement of cash flows for the three months ended March 31, 2018.
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.  This guidance is effective for annual and interim periods beginning after December 15, 2017. Amendments in this ASU are applied prospectively to any award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018. The impact on the Company’s consolidated statement of financial position and results of operations was not material.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits, which requires the presentation of the service cost component of the net periodic pension and postretirement benefits costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net periodic pension and postretirement benefits costs are required to be presented as non-operating expenses in the statement of operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018. The impact on the Company’s consolidated statement of financial position and results of operations was not material.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is intended to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. This guidance is effective January 1, 2018 and requires a retrospective transition method. Prior to the Company’s adoption on January 1, 2018, all cash outflows for contingent consideration were classified as a financing activity. Effective January 1, 2018, the Company is now required to classify any cash payments made soon after the acquisition date of a business to settle a contingent consideration liability as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. As a result, $2,542 of an acquisition-related contingent consideration payment of $5,183, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the three months ended March 31, 2017. There was no impact on the Company’s consolidated statement of financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which will require equity investments, except equity method investments, to be measured at fair value and any changes in fair value will be recognized in results of operations. This guidance is effective for annual and interim periods beginning after December 15, 2017. Additionally, this guidance provides for the recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company adopted this guidance on January 1, 2018. The impact on the Company’s consolidated statement of financial position and results of operations was not material.
Not Yet Adopted
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
15. Subsequent Event
On April 2, 2018, the Company purchased 51% of the membership interests of Instrument LLC, a digital creative agency based in Portland, Oregon. The purchase price for this acquisition was paid in full at closing, consisting of a cash payment and issuance of 1,011,561 shares of the Company’s Class A subordinate voting stock. The Company issued these shares in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a “fiscal year” means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2018 means the period beginning January 1, 2018, and ending December 31, 2018).
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
Two such non-U.S. GAAP measures are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth, excluding the impact of adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606 (“ASC 606”). The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact (a) of the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) “non-GAAP acquisitions (dispositions), net.” Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity, foreign currency impacts and changes in accounting standards is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2018 and 2017 and the financial condition of the Company as of March 31, 2018. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2017 as reported on the Form 10-K (the “Annual Report on Form 10-K”). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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
As discussed in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements, the Company aggregates operating segments that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. The following discussion provides additional detailed disclosure for each of the Company’s four reportable segments, plus the All Other category, within the Advertising and Communications Group.
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
Media Services - This segment is comprised of a unique single Partner Firm with media buying and planning as its core competency.

The All Other category consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services, but are not eligible for aggregation with the reportable segments in accordance with ASC 280. Effective January 1, 2018, due to changes in the Company’s internal management and reporting structure, the operations of Source Marketing are included within the Global Integrated Agencies reportable segment. Prior period segment information included herein has been adjusted to reflect this change. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for details.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. The Company provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company engaged in a number of acquisition and disposition transactions during the 2009 to 2017 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions and dispositions is provided in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Foreign Exchange Fluctuation. Our financial results and competitive position are affected by fluctuations in the exchange rate between the U.S. dollar and non-U.S. dollar, primarily the Canadian dollar. See also “Item 3 - Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange.”
Seasonality. Historically, with some exceptions, we generate the lowest quarterly revenues the first quarter and the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.

Results of Operations:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Revenue:
Global Integrated Agencies	$150,355	$179,225
Domestic Creative Agencies	21,296	20,910
Specialist Communications	43,150	40,684
Media Services	31,257	35,244
All Other	80,910	68,637
Total	$326,968	$344,700

Operating income (loss):
Global Integrated Agencies	$(15,761)	$(626)
Domestic Creative Agencies	3,454	3,523
Specialist Communications	4,027	4,335
Media Services	487	2,642
All Other	7,232	7,094
Corporate	(14,072)	(8,569)
Total	$(14,633)	$8,399

Other Income (Expense):
Other income (expense), net	(6,219)	2,567
Interest expense and finance charges, net	(16,083)	(16,541)
Loss before income taxes and equity in earnings (losses) of non-consolidated affiliates	(36,935)	(5,575)
Income tax expense (benefit)	(8,330)	3,969
Loss before equity in earnings of non-consolidated affiliates	(28,605)	(9,544)
Equity in earnings (losses) of non-consolidated affiliates	86	(139)
Net loss	(28,519)	(9,683)
Net income attributable to the noncontrolling interest	(897)	(883)
Net loss attributable to MDC Partners Inc.	$(29,416)	(10,566)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Depreciation and amortization:
Global Integrated Agencies	$8,016	$5,961
Domestic Creative Agencies	353	360
Specialist Communications	1,002	1,216
Media Services	644	1,005
All Other (1)	2,136	2,047
Corporate	224	309
Total	$12,375	$10,898

Stock-based compensation:
Global Integrated Agencies	$2,547	$2,989
Domestic Creative Agencies	149	155
Specialist Communications	336	518
Media Services	74	160
All Other	683	524
Corporate	1,248	604
Total	$5,037	$4,950

Capital expenditures:
Global Integrated Agencies	$2,837	$6,907
Domestic Creative Agencies	191	286
Specialist Communications	240	291
Media Services	193	1,014
All Other	330	914
Corporate	8	1
Total	$3,799	$9,413

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue was $327.0 million for the three months ended March 31, 2018 compared to revenue of $344.7 million for the three months ended March 31, 2017, representing a decrease of $17.7 million, or 5.1%. The impact of the adoption of ASC 606 reduced revenue by $21.3 million, or 6.2%, primarily due to the changes in treatment of certain third party costs and timing of revenue recognition. The other components of the change in revenue included a negative impact from dispositions of $5.3 million, or 1.5%, partially offset by revenue growth from existing Partner Firms of $3.3 million, or 1.0%, and a positive foreign exchange impact of $5.5 million, or 1.6%.
Operating loss for the three months ended March 31, 2018 was $14.6 million compared to an operating profit of $8.4 million for the three months ended March 31, 2017, representing a decrease of $23.0 million. The change was primarily driven by a decline in operating profit in the Advertising and Communications Group of $17.5 million and an increase in Corporate operating expenses of $5.5 million, including impairment of a long-lived asset of $2.3 million recognized during the first quarter of 2018. The impact of the adoption of ASC 606 reduced operating profit by $6.1 million. Adjusted to exclude the impact of the adoption of ASC 606, operating loss would have been $8.6 million, representing a decrease of $16.9 million compared to 2017.
Net loss was $28.5 million for the three months ended March 31, 2018 compared to $9.7 million for the three months ended March 31, 2017, representing a net loss increase of $18.8 million. The increase was primarily attributable to a decline in operating profit of $23.0 million and a negative impact from foreign exchange of $9.1 million, partially offset by a favorable change from income taxes of $12.3 million.
Net loss attributable to MDC Partners Inc. common shareholders was $31.4 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017, representing a net loss increase of $20.3 million. The change was primarily driven by the fluctuations detailed above, in addition to increased accretion on convertible preference shares of $1.5 million. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue was $327.0 million for the three months ended March 31, 2018 compared to revenue of $344.7 million for the three months ended March 31, 2017, representing a decrease of $17.7 million, or 5.1%. The impact of the adoption of ASC 606 reduced revenue by $21.3 million, or 6.2%, primarily due to the changes in treatment of certain third party costs and timing of revenue recognition. The other components of the change in revenue included a negative impact from dispositions of $5.3 million, or 1.5%, partially offset by revenue growth from existing Partner Firms of $3.3 million, or 1.0%, and a positive foreign exchange impact of $5.5 million, or 1.6%. Excluding the impact of the adoption of ASC 606, revenue growth was attributable to new client wins, partially offset by client cutbacks and spending delays from existing clients. Additionally, when excluding the impact of adoption of ASC 606, there was wide variation in performance by client sector. Revenue growth was led by healthcare, technology, transportation and travel/lodging, and food & beverage, and partially offset by declines led by automotive, retail, and consumer products.
Revenue growth in the Advertising and Communications Group was mixed through the geographic regions with declines in United States and Canada of 6.6% and 0.3%, respectively, partially offset by growth outside of North America of 1.2%. The adoption of ASC 606 had a significant impact on reported growth rates on all geographic regions. The impact reduced revenue in the United States by 3.3%, in Canada by 3.6%, and outside of North America by 26.0%.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended March 31, 2018, organic revenue growth was $3.3 million, or 1.0%, all of which pertained to Partner Firms which the Company has owned throughout each of the comparable periods presented. The other components of non-GAAP activity include a negative non-GAAP acquisition (disposition), net adjustment of $5.3 million, or 1.5%, and a positive foreign exchange impact of $5.5 million, or 1.6%.

The components of the fluctuations in revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Millions)
March 31, 2017	$344.7		$274.7		$26.5		$43.5
Components of revenue change:
Foreign exchange impact	5.5	1.6%	—	—%	1.1	4.3%	4.4	10.0%
Non-GAAP acquisitions (dispositions), net	(5.3)	(1.5)%	$(4.1)	(1.5)%	—	—%	(1.2)	(2.7)%
Impact of adoption of ASC 606	(21.3)	(6.2)%	(9.0)	(3.3)%	(1.0)	(3.6)%	(11.3)	(26.0)%
Organic revenue growth (decline)	3.3	1.0%	(5.1)	(1.8)%	(0.3)	(1.1)%	8.6	19.8%
Total Change	$(17.7)	(5.1)%	$(18.2)	(6.6)%	$(0.1)	(0.3)%	$0.5	1.2%
March 31, 2018	$327.0		$256.5		$26.4		$44.1
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended March 31, 2018:

	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
	(Dollars in Millions)
GAAP revenue from 2018 acquisitions	$—	$—	$—	$—	$—	$—
Prior year revenue from dispositions	(1.2)	—	—	(3.7)	(0.4)	(5.3)
Non-GAAP acquisitions (dispositions), net	$(1.2)	$—	$—	$(3.7)	$(0.4)	$(5.3)
The geographic mix in revenues for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
United States	78.5%	79.7%
Canada	8.1%	7.7%
Other	13.5%	12.6%
Organic revenue growth in the Advertising and Communications Group was primarily due to strong performance in the Company’s business outside of North America with organic revenue growth of $8.6 million, or 19.8%. The growth was driven by new client wins and increased spend from existing clients as we continue to extend our capabilities into new markets throughout Europe, South America, Australia, and Asia. In North America, organic revenue declined by 1.8% in the United States due to client losses and decreased spending from existing clients. In Canada, organic revenue declined by 1.1%.
The positive foreign exchange impact of $5.5 million, or 1.6%, was primarily due to the strengthening of the Swedish Króna, the Canadian dollar, the British Pound, and the European Euro against the U.S. dollar.

The change in expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$327.0		$344.7		$(17.7)	(5.1)%
Operating expenses
Cost of services sold	243.0	74.3%	237.6	68.9%	5.5	2.3%
Office and general expenses	72.3	22.1%	79.6	23.1%	(7.2)	(9.1)%
Depreciation and amortization	12.2	3.7%	10.6	3.1%	1.6	14.8%
	$327.5	100.2%	$327.7	95.1%	$(0.2)	(0.1)%
Operating profit (loss)	$(0.6)	(0.2)%	$17.0	4.9%	$(17.5)	(103.3)%
Operating loss in the Advertising and Communications Group for the three months ended March 31, 2018 was $0.6 million compared to an operating profit of $17.0 million for the three months ended March 31, 2017, representing a decrease of $17.5 million. The impact of the adoption of ASC 606 reduced operating profit by $6.1 million. Adjusted to exclude the impact of the adoption of ASC 606, operating profit would have been $5.5 million, representing a decrease of $11.5 million compared to 2017. Operating margins declined by 330 basis points from a profit margin of 4.9% in 2017 to 1.6% in 2018 on an adjusted basis. The decrease in operating profit and margin was largely due to an increase in direct costs and staff costs, partially offset by lower deferred acquisition consideration expense.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$48.5	14.8%	$54.0	15.7%	$(5.5)	(10.2)%
Staff costs (2)	213.1	65.2%	201.6	58.5%	11.5	5.7%
Administrative	47.4	14.5%	45.8	13.3%	1.6	3.5%
Deferred acquisition consideration	2.6	0.8%	11.4	3.3%	(8.8)	(77.4)%
Stock-based compensation	3.8	1.2%	4.3	1.3%	(0.6)	(12.8)%
Depreciation and amortization	12.2	3.7%	10.6	3.1%	1.6	14.8%
Total operating expenses	$327.5	100.2%	$327.7	95.1%	$(0.2)	(0.1)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the three months ended March 31, 2018 were $48.5 million compared to $54.0 million for the three months ended March 31, 2017, representing a decrease of $5.5 million, or 10.2%. As a percentage of revenue, direct costs decreased from 15.7% in 2017 to 14.8% in 2018. The decrease in direct costs was primarily due to the adoption of ASC 606 which resulted in a reduction of third party costs included in revenue, partially offset by an increase in direct costs in other client arrangements.
Staff costs in the Advertising and Communications Group for the three months ended March 31, 2018 were $213.1 million compared to $201.6 million for the three months ended March 31, 2017, representing an increase of $11.5 million, or 5.7%. As a percentage of revenue, staff costs increased from 58.5% in 2017 to 65.2% in 2018, partially due to the impact of the adoption of ASC 606. The increase in staff costs and as a percentage of revenue was primarily due to higher costs to support the growth of certain Partner Firms and slower staffing reductions at other firms.
Deferred acquisition consideration in the Advertising and Communications Group for the three months ended March 31, 2018 was an expense of $2.6 million compared to $11.4 million for the three months ended March 31, 2017, representing a decrease of $8.8 million. The change was primarily due to higher prior period expenses associated with the finalization of future payments pertaining to an acquisition completed in 2016 and amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017.
Depreciation and amortization expense in the Advertising and Communications Group for the three months ended March 31, 2018 was $12.2 million compared to $10.6 million for the three months ended March 31, 2017, representing an increase of $1.6 million.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1.2% of revenue for the three months ended March 31, 2018 and approximately 1.3% of revenue for the three months ended March 31, 2017.
Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $150.4 million for the three months ended March 31, 2018 compared to revenue of $179.2 million for the three months ended March 31, 2017, representing a decrease of $28.9 million, or 16.1%. The impact of the adoption of ASC 606 reduced revenue by $22.5 million, or 12.6%. The other components of change included a decline in revenue from existing Partner Firms of $9.2 million, or 5.1%, due to client cutbacks and reduced spending from existing clients, partially offset by client wins, and a negative impact from dispositions of $1.2 million, or 0.7%, partially offset by a positive foreign exchange impact of $4.0 million, or 2.2%.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$150.4		$179.2		$(28.9)	(16.1)%
Operating expenses
Cost of services sold	120.5	80.1%	129.9	72.5%	(9.4)	(7.3)%
Office and general expenses	37.6	25.0%	44.0	24.5%	(6.4)	(14.5)%
Depreciation and amortization	8.0	5.3%	6.0	3.3%	2.1	34.5%
	$166.1	110.5%	$179.9	100.3%	$(13.7)	(7.6)%
Operating loss	$(15.8)	(10.5)%	$(0.6)	(0.3)%	$(15.1)	NM
Operating loss in the Global Integrated Agencies reportable segment for the three months ended March 31, 2018 was $15.8 million compared to $0.6 million for the three months ended March 31, 2017, representing an increase of $15.1 million. The impact of the adoption of ASC 606 reduced operating profit by $7.3 million. Adjusted to exclude the impact of the adoption of ASC 606, operating loss would have been $8.4 million, representing a decrease of $7.8 million compared to 2017. Operating margins declined 520 basis points from a loss margin of 0.3% for 2017 to 4.9% for 2018 on an adjusted basis. The increase in operating loss and margin was due to a decline in revenue and an increase in staff costs and direct costs, partially offset by a lower deferred acquisition consideration expense.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.7	5.8%	$22.5	12.5%	$(13.8)	(61.3)%
Staff costs (2)	119.3	79.4%	115.0	64.1%	4.4	3.8%
Administrative	26.1	17.4%	25.0	13.9%	1.1	4.5%
Deferred acquisition consideration	1.4	1.0%	8.5	4.7%	(7.1)	(83.1)%
Stock-based compensation	2.5	1.7%	3.0	1.7%	(0.4)	(14.8)%
Depreciation and amortization	8.0	5.3%	6.0	3.3%	2.1	34.5%
Total operating expenses	$166.1	110.5%	$179.9	100.3%	$(13.7)	(7.6)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the three months ended March 31, 2018 were $8.7 million compared to $22.5 million for the three months ended March 31, 2017, representing a decrease of $13.8 million, or 61.3%. As a percentage of revenue, direct costs decreased from 12.5% in 2017 to 5.8% in 2018. The decrease in direct costs was primarily due to the adoption of ASC 606 which resulted in a reduction of third party costs included in revenue, partially offset by an increase in direct costs in other client arrangements.
Staff costs in the Global Integrated Agencies reportable segment for the three months ended March 31, 2018 were $119.3 million compared to $115.0 million for the three months ended March 31, 2017, representing an increase of $4.4 million, or 3.8%. As a percentage of revenue, staff costs increased from 64.1% in 2017 to 79.4% in 2018 partially due to the impact of the adoption of ASC 606. The increase in staff costs and as a percentage of revenue was primarily due to higher costs to support the growth of certain Partner Firms and slower staffing reductions at other firms.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment for the three months ended March 31, 2018 was an expense of $1.4 million compared to $8.5 million for the three months ended March 31, 2017, representing a decrease of $7.1 million, or 83.1%. The change was primarily due to increased prior period expenses associated with the finalization of future payments pertaining to an acquisition completed in 2016 and amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $21.3 million for the three months ended March 31, 2018 compared to revenue of $20.9 million for the three months ended March 31, 2017, representing an increase of $0.4 million, or 1.8%. The impact of the adoption of ASC 606 increased revenue by $0.7 million, or 3.2%. The other components of the change included a positive foreign exchange impact of $0.1 million, or 0.4%, offset by a decline in revenue growth from existing Partner Firms of $0.4 million, or 1.8%.

The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$21.3		$20.9		$0.4	1.8%
Operating expenses
Cost of services sold	13.0	61.3%	11.9	57.0%	1.1	9.4%
Office and general expenses	4.4	20.9%	5.1	24.4%	(0.7)	(12.9)%
Depreciation and amortization	0.4	1.7%	0.4	1.7%	—	(1.9)%
	$17.8	83.8%	$17.4	83.2%	$0.5	2.6%
Operating profit	$3.5	16.2%	$3.5	16.8%	$(0.1)	(2.0)%
Operating profit in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2018 was $3.5 million, which was flat relative to the three months ended March 31, 2017. Operating margins declined by 60 basis points from 16.8% in 2017 to 16.2% in 2018. The adoption of ASC 606 did not have a significant impact on operating profit which was flat period over period.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$0.6	2.9%	$0.5	2.5%	$0.1	20.0%
Staff costs (2)	14.1	66.4%	13.4	64.1%	0.7	5.5%
Administrative	2.6	12.1%	2.6	12.4%	—	(0.8)%
Deferred acquisition consideration	—	—%	0.4	1.7%	(0.4)	(100.0)%
Stock-based compensation	0.1	0.7%	0.2	0.7%	—	(3.9)%
Depreciation and amortization	0.4	1.7%	0.4	1.7%	—	(1.9)%
Total operating expenses	$17.8	83.8%	$17.4	83.2%	$0.5	2.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $43.2 million for the three months ended March 31, 2018 compared to revenue of $40.7 million for the three months ended March 31, 2017, representing an increase of $2.5 million, or 6.1%. The impact of the adoption of ASC 606 reduced revenue by $0.1 million, or 0.3%. The other components of the change included revenue growth from Partner Firms of $2.2 million, or 5.5%, and a positive foreign exchange impact of $0.4 million, or 0.9%.

The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$43.2		$40.7		$2.5	6.1%
Operating expenses
Cost of services sold	29.7	68.8%	27.3	67.0%	2.4	9.0%
Office and general expenses	8.4	19.5%	7.9	19.4%	0.5	6.9%
Depreciation and amortization	1.0	2.3%	1.2	3.0%	(0.2)	(17.6)%
	$39.1	90.7%	$36.3	89.3%	$2.8	7.6%
Operating profit	$4.0	9.3%	$4.3	10.7%	$(0.3)	(7.1)%
Operating profit in the Specialist Communications reportable segment for the three months ended March 31, 2018 was $4.0 million compared to $4.3 million for the three months ended March 31, 2017, representing a decrease of $0.3 million, or 7.1%. Operating margins declined from 10.7% in 2017 to 9.3% in 2018. The adoption of ASC 606 did not have a significant impact on operating profit which was essentially flat period over period.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$10.4	24.0%	$8.8	21.6%	$1.6	18.0%
Staff costs (2)	21.3	49.3%	20.0	49.3%	1.2	6.2%
Administrative	5.6	13.0%	5.4	13.4%	0.2	2.9%
Deferred acquisition consideration	0.5	1.2%	0.3	0.8%	0.2	53.5%
Stock-based compensation	0.3	0.8%	0.5	1.3%	(0.2)	(35.1)%
Depreciation and amortization	1.0	2.3%	1.2	3.0%	(0.2)	(17.6)%
Total operating expenses	$39.1	90.7%	$36.3	89.3%	$2.8	7.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Specialist Communications reportable segment for the three months ended March 31, 2018 were $10.4 million compared to $8.8 million for the three months ended March 31, 2017, representing an increase of $1.6 million, or 18.0%. The increase in direct costs and as a percentage of revenue was primarily due to an increase in costs incurred on the client’s behalf from some of our Partner Firms acting as principal.
Media Services
Revenue in the Media Services reportable segment was $31.3 million for the three months ended March 31, 2018 compared to revenue of $35.2 million for the three months ended March 31, 2017, representing a decrease of $4.0 million, or 11.3%. The impact of the adoption of ASC 606 reduced revenue by $0.2 million, or 0.6%. The other components of the change included a negative impact from the LocalBizNow disposition in the third quarter of 2017 of $3.7 million, or 10.5%, and a decline in revenue from existing Partner Firms of $0.1 million, or 0.2%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$31.3		$35.2		$(4.0)	(11.3)%
Operating expenses
Cost of services sold	22.7	72.7%	22.4	63.6%	0.3	1.4%
Office and general expenses	7.4	23.6%	9.2	26.1%	(1.8)	(19.5)%
Depreciation and amortization	0.6	2.1%	1.0	2.9%	(0.4)	(35.9)%
	$30.8	98.4%	$32.6	92.5%	$(1.8)	(5.6)%
Operating profit	$0.5	1.6%	$2.6	7.5%	$(2.2)	(81.6)%
Operating profit in the Media Services reportable segment for the three months ended March 31, 2018 was $0.5 million compared to $2.6 million for the three months ended March 31, 2017, representing a decrease of $2.2 million, or 81.6%. Operating margins declined by 590 basis points from 7.5% in 2017 to 1.6% in 2018. The adoption of ASC 606 did not have a significant impact on operating profit. The decrease in operating profit and margin was largely due to a decline in revenue and an increase in direct costs as a percentage of revenue, partially offset by a decrease in staff costs.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$9.1	29.1%	$8.0	22.8%	$1.1	13.4%
Staff costs (2)	16.1	51.6%	17.7	50.1%	(1.5)	(8.7)%
Administrative	4.7	15.1%	5.6	15.8%	(0.8)	(15.1)%
Deferred acquisition consideration	0.1	0.3%	0.2	0.5%	(0.1)	(51.5)%
Stock-based compensation	0.1	0.2%	0.2	0.5%	(0.1)	(53.8)%
Depreciation and amortization	0.6	2.1%	1.0	2.9%	(0.4)	(35.9)%
Total operating expenses	$30.8	98.4%	$32.6	92.5%	$(1.8)	(5.6)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
All Other
Revenue in the All Other category was $80.9 million for the three months ended March 31, 2018 compared to revenue of $68.6 million for the three months ended March 31, 2017, representing an increase of $12.3 million, or 17.9%. The impact of the adoption of ASC 606 increased revenue by $0.9 million, or 1.3%. The other components of the change included revenue growth from existing Partner Firms of $10.7 million, or 15.6%, primarily in experiential and healthcare, partially offset by a negative impact from dispositions of $0.4 million, or 0.6%.

The change in expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$80.9		$68.6		$12.3	17.9%
Operating expenses
Cost of services sold	57.0	70.5%	46.0	67.1%	11.0	23.9%
Office and general expenses	14.5	17.9%	13.5	19.6%	1.0	7.8%
Depreciation and amortization	2.1	2.6%	2.0	3.0%	0.1	4.3%
	$73.7	91.1%	$61.5	89.7%	$12.1	19.7%
Operating profit	$7.2	8.9%	$7.1	10.3%	$0.1	2.0%
Operating profit in the All Other category for the three months ended March 31, 2018 was $7.2 million compared to of $7.1 million for the three months ended March 31, 2017, representing an increase of $0.1 million. Operating margins declined 140 basis points from a margin of 10.3% in 2017 to 8.9% in 2018. The impact of the adoption of ASC 606 increased operating profit by $0.9 million. Excluding the impact of adoption, the increase in operating profit was largely due to a decline in deferred acquisition consideration adjustments. The decrease in operating margins was primarily due to an increase in direct cost as a percentage of revenue.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$19.7	24.4%	$14.2	20.7%	$5.5	39.0%
Staff costs (2)	42.2	52.1%	35.5	51.7%	6.7	18.8%
Administrative	8.4	10.4%	7.2	10.5%	1.2	16.7%
Deferred acquisition consideration	0.5	0.7%	2.1	3.0%	(1.5)	(73.7)%
Stock-based compensation	0.7	0.8%	0.5	0.8%	0.2	30.3%
Depreciation and amortization	2.1	2.6%	2.0	3.0%	0.1	4.3%
Total operating expenses	$73.7	91.1%	$61.5	89.7%	$12.1	19.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the All Other category for the three months ended March 31, 2018 were $19.7 million compared to $14.2 million for the three months ended March 31, 2017, representing an increase of $5.5 million, or 39.0%. As a percentage of revenue, direct costs increased from 20.7% in 2017 to 24.4% in 2018. The change was due to an increase in costs incurred on the client’s behalf from some of our Partner Firms acting as principal.
Deferred acquisition consideration in the All Other category for the three months ended March 31, 2018 was an expense of $0.5 million compared to $2.1 million for the three months ended March 31, 2017, representing a change of $1.5 million. The change was largely due to a decrease in the present value accretion.

Corporate
The change in operating expenses for Corporate for the three months ended March 31, 2018 and 2017 was as follows:

	2018	2017	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$5.4	$4.2	$1.1	26.8%
Administrative	4.9	3.4	1.5	43.6%
Stock-based compensation	1.2	0.6	0.6	106.6%
Depreciation and amortization	0.2	0.3	(0.1)	(27.5)%
Other asset impairment	2.3	—	2.3	NM
Total operating expenses	$14.1	$8.6	$5.5	64.2%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the three months ended March 31, 2018 were $14.1 million compared to $8.6 million for the three months ended March 31, 2017, representing an increase of $5.5 million, or 64.2%.
Staff costs for Corporate for the three months ended March 31, 2018 were $5.4 million compared to $4.2 million for the three months ended March 31, 2017, representing an increase of $1.1 million, or 26.8%. The increase was primarily due to increased executive incentive compensation the over prior year period.
Administrative costs for Corporate for the three months ended March 31, 2018 were $4.9 million compared to $3.4 million for the three months ended March 31, 2017, representing an increase of $1.5 million. This increase was primarily related to an increase in professional fees of $1.4 million, inclusive of fees related to the implementation of ASC 606, which was adopted effective January 1, 2018.
For the three months ended March 31, 2018, the Company incurred a $2.3 million other asset impairment charge.
Other, Net
Other, net, for the three months ended March 31, 2018 was expense of $6.2 million compared to income of $2.6 million for the three months ended March 31, 2017, representing a change of $8.8 million. The change was primarily related to an unrealized foreign exchange loss of $6.7 million in 2018 compared to an unrealized foreign exchange gain of $2.4 million in 2017. The foreign exchange loss in 2018 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the strengthening of the U.S. dollar against the Canadian dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2018 was $16.1 million compared to $16.5 millionfor the three months ended March 31, 2017, representing a decrease of $0.4 million.
Income Tax Expense (Benefit)
The Company’s effective tax rate for the three months ended March 31, 2018 was 22.6% compared to (71.2)% for the three months ended March 31, 2017, representing an increase of 93.8%. Income tax expense for the three months ended March 31, 2018 was a benefit of $8.3 million compared to an expense of $4.0 million for the three months ended March 31, 2017, representing a decrease in expense of $12.3 million.  The variance in the effective tax rate year over year was primarily driven by certain discrete items in the prior period related to the remeasurement of tax balances. In the prior year, the Company also recorded a valuation allowance against its U.S. income, which was released in the fourth quarter of 2017. The effective tax rate in the current year also includes the benefit of U.S. losses which are no longer subject to a valuation allowance.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. The Company recorded income of $0.1 million for the three months ended March 31, 2018 compared to loss of $0.1 million for the three months ended March 31, 2017.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended March 31, 2018 and for the three months ended March 31, 2017 remained consistent at $0.9 million.

Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the three months ended March 31, 2018 was $31.4 million, or $0.56 per diluted share, compared to net loss attributable to MDC Partners Inc. common shareholders of $11.1 million, or $0.21 per diluted share, for the three months ended March 31, 2017.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

Dollars in millions	As of and for the three months ended March 31, 2018	As of and for the three months ended March 31, 2017	As of and for the year ended December 31, 2017

Cash and cash equivalents	$29.2	$23.2	$46.2
Working capital (deficit)	$(195.9)	$(280.0)	$(232.9)
Cash (used in) provided by operating activities	$(61.0)	$(33.2)	$115.3
Cash used in investing activities	$(3.9)	$(11.1)	$(20.9)
Cash provided by (used in) financing activities	$47.6	$39.6	$(75.4)
Ratio of long-term debt to shareholders' deficit	(4.97)	(2.09)	(5.68)
As of March 31, 2018 and 2017 and December 31, 2017, $4.5 million, $5.4 million, and $4.6 million, respectively, of the Company’s consolidated cash position was held by subsidiaries. Although this amount is available for the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At March 31, 2018, the Company had $180.2 million available under the Credit Agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 6.50% Senior Notes due 2024. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the foreseeable future. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in the Company’s 2017 Annual Report on Form 10-K and in the Company’s other SEC filings.
Working Capital
At March 31, 2018, the Company had a working capital deficit of $195.9 million compared to a deficit of $232.9 million at December 31, 2017. Working capital deficit decreased by $36.9 million primarily due to timing of media payments, partially offset by net borrowings on the Company's credit agreement. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At March 31, 2018, the Company had $59.0 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At March 31, 2018, $8.2 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities, including changes in non-cash working capital, for the three months ended March 31, 2018 was $61.0 million. This was attributable to a net loss of $28.5 million, a decrease in accounts payable, accruals, and other liabilities of $76.8 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, increases in expenditures billable to clients of $26.7 million and prepaid expenses and other current assets of $9.7 million, acquisition related contingent consideration payments of $6.7 million, an increase in deferred income taxes of $10.8 million, and a net increase in other non-current assets and liabilities of $1.0 million. This was offset by an increase in advanced billings of $57.0 million, a decrease in accounts receivable of $12.4 million, depreciation, amortization of intangibles, and stock compensation of $17.4 million, adjustments to deferred acquisition consideration of $2.6 million, other asset impairment of $2.3 million, amortization of deferred finance charges of $0.8 million, and foreign exchange of $6.9 million. This was partially offset by earnings of non-consolidated affiliates of $0.1 million.
Cash flows used in operating activities, including changes in non-cash working capital, for the three months ended March 31, 2017 was $33.2 million. This was attributable to a net loss of $9.7 million, an increase in accounts receivable of $39.9 million, a decrease in accounts payable, accruals, and other liabilities of $10.8 million primarily driven by a decrease in accrued media and the timing of payments to suppliers, a net increase in other non-current assets and liabilities of $5.7 million, an increase in prepaid expenses and other current assets of $4.3 million, acquisition related contingent consideration payments of $2.5 million, an increase in expenditures billable to clients of $4.0 million, and foreign exchange of $1.4 million. This was partially offset by depreciation, amortization of intangibles, and stock compensation of $15.8 million, a decrease in advanced billings of $14.8 million, adjustments to deferred acquisition consideration of $11.5 million, deferred income taxes of $1.9 million, amortization of deferred finance charges and debt discount of $0.7 million, and earnings of non-consolidated affiliates of $0.1 million.
Investing Activities
During the three months ended March 31, 2018, cash flows used in investing activities was $3.9 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $3.8 million, of which $2.8 million was incurred by the Global Integrated Agencies segment and $0.1 million for other investments.
During the three months ended March 31, 2017, cash flows used in investing activities was $11.1 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $9.4 million, of which $6.9 million was incurred by the Global Integrated Agencies segment, $1.6 million for deposits and $0.1 million for other investments.
Financing Activities
During the three months ended March 31, 2018, cash flows provided by financing activities was $47.6 million. This consisted of $59.0 million in net proceeds under the credit agreement, $7.4 million of acquisition related payments, distributions to noncontrolling partners of $3.3 million, repayments of long-term debt of $0.1 million, the purchase of treasury shares for income tax withholding requirements of $0.5 million and payments of dividends of $0.1 million.
During the three months ended March 31, 2017, cash flows provided by financing activities was $39.6 million, and consisted of $95.0 million in proceeds from the issuance of convertible preference shares. This inflow was partially offset by $49.5 million in net repayments under the credit agreement, $2.6 million of acquisition related payments, distributions to noncontrolling partners of $2.5 million, $0.5 million of issuance costs paid in connection with the issuance of the convertible preference shares, repayments of long-term debt of $0.1 million , and the purchase of treasury shares for income tax withholding requirements of $0.1 million.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at March 31, 2018.
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

Debt, net of debt issuance costs, as of March 31, 2018 was $943.1 million, an increase of $60.0 million, compared with $883.1 million outstanding at December 31, 2017.  This increase in debt was primarily a result of the Company’s net borrowings on the Credit Agreement. At March 31, 2018, approximately $180.2 million of commitments under the Credit Agreement were undrawn.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2018, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2018
Total Senior Leverage Ratio	0.3
Maximum per covenant	2.0

Total Leverage Ratio	5.1
Maximum per covenant	5.5

Fixed Charges Ratio	2.3
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$186,654
Minimum per covenant	$105,000
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
The following table presents the changes in the deferred acquisition consideration by segment for the three months ended March 31, 2018:

	March 31, 2018
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$81.4	$—	$5.5	$3.7	$28.5	$119.1
Payments	(8.9)	—	(0.2)	—	(2.7)	(11.9)
Additions (2)	—	—	9.7	—	—	9.7
Redemption value adjustments (3)	3.0	—	0.8	0.1	1.1	4.9
Ending Balance of contingent payments	75.5	—	15.7	3.8	26.8	121.9
Fixed payments	1.3	—	—	—	—	1.9
	$76.8	$—	$15.7	$3.8	$26.8	$123.7
The following table presents the changes in the deferred acquisition consideration by segment for the year ended December 31, 2017:

	December 31, 2017
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$148.8	$0.8	$15.0	$7.1	$53.1	$224.8
Payments (1)	(78.4)	(1.1)	(10.0)	(2.6)	(18.1)	(110.2)
Additions (2)	—	—	—	—	—	—
Redemption value adjustments (3)	10.4	0.4	0.5	(0.8)	(7.2)	3.3
Foreign translation adjustment	0.7	—	—	—	0.6	1.3
Ending Balance of contingent payments	81.4	—	5.5	3.7	28.5	119.1
Fixed payments	2.3	—	0.3	—	0.7	3.3
	$83.7	$—	$5.8	$3.7	$29.2	$122.4

(1)
For the year ended December 31, 2017, payments include $28.7 million of deferred acquisition consideration settled through the issuance of 3,353,939 MDC Class A subordinate voting shares in lieu of cash.

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

Deferred acquisition consideration excludes future payments with an estimated fair value of $24.9 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $1.0 million will be paid in the current year, $16.3 million will be paid in one to three years, and $7.6 million will be paid in three to five years.
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
Management estimates, assuming that the subsidiaries owned by the Company at March 31, 2018, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $15.2 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.2 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $33.4 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $5.7 million less than the initial redemption value recorded in redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable and the incremental operating income in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. Approximately $3.9 million of the estimated $15.2 million that the Company would be required to pay subsidiaries noncontrolling shareholders upon the exercise of outstanding contractual rights relates to rights exercisable within the next twelve months. Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental operating income before depreciation and amortization of $4.4 million.

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2018	2019	2020	2021	2021 & Thereafter	Total
	(Dollars in Millions)
Cash	$3.9	$2.7	$4.2	$2.1	$2.1	$15.0
Shares	—	—	0.1	0.1	—	0.2
	$3.9	$2.7	$4.3	$2.2	$2.1	$15.2	(1)
Operating income before depreciation and amortization to be received (2)	$2.4	$0.1	$1.5	$—	$0.4	$4.4
Cumulative operating income before depreciation and amortization (3)	$2.4	$2.5	$4.0	$4.0	$4.4		(5)

(1)
This amount is in addition to (i) the $33.4 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $5.7 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Critical Accounting Policies
The following summary of accounting policies has been prepared to assist in better understanding the Company’s consolidated financial statements and the related management discussion and analysis. Readers are encouraged to consider this information together with the Company’s consolidated financial statements and the related notes to the unaudited consolidated financial statements as included herein for a more complete understanding of accounting policies discussed below.
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
Revenue Recognition.  The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of the FASB ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Depending on the terms of the client contract, the Company earns revenue from agency arrangements in the form of fees for services performed, commissions, and from incentives or bonuses. Certain of our contractual arrangements have more than one performance obligation. For such arrangements, we allocate revenues to each performance obligation based on its relative stand-alone selling price.
Revenue is recognized net of sales and other taxes due to be collected and remitted to governmental authorities. The Company’s contracts typically provide for termination by either party within 30 to 90 days. Although our payment terms vary by client, they are typically within 30 to 60 days. In addition, we generally have the right to payment for all services provided through the end of the contract or termination date.
Although certain of our performance obligations are recognized point in time, we typically satisfy our performance obligations over time, as services are performed. Point in time recognition primarily relates to certain commission-based contracts, which are recognized upon the placement of advertisements in various media when the Company has no further performance obligation.

Fees for services are typically recognized using input methods that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract.
A small portion of the Company’s contractual arrangements with clients include performance incentive provisions, which allow the Company to earn additional revenues as a result of its performance relative to both quantitative and qualitative goals. Incentive compensation is primarily estimated using the most likely amount method and is included in revenue up to the amount that is not expected to result in a reversal of a significant amount of cumulative revenue recognized. We recognize revenue related to performance incentives as we satisfy the performance obligation to which the performance incentives are related.
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
Income Taxes. The Company records a valuation allowance against deferred income tax assets when management determines it is more likely than not that some or all of the deferred income tax assets will not be realized. Management evaluates on a quarterly basis all available positive and negative evidence considering factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. The periodic assessment of the net carrying value of the Company’s deferred income tax assets under the applicable accounting rules requires significant management judgment. A change to any of these factors could impact the estimated valuation allowance and income tax expense.
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the quarter. Our 2018 effective tax rate of 24.1% differs from the Canadian statutory rate of 26.5% primarily due to exclusion of income attributable to minority interest from the annual forecasted income as well as foreign tax credits generated during the quarter, partially offset by U.S. federal tax impact of Global Intangible Low Taxed Income (GILTI) inclusion and Base Erosion and Anti-Abuse Tax (BEAT).
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of tax law changes in the period of enactment, which required the Company to re-measure its U.S. deferred tax assets and liabilities and to reassess the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The Company recorded a provisional tax expense of $26.7 million at year-end related to re-measurement of deferred tax assets and liabilities due to change in corporate tax rate from 35% to 21%. The Company recorded no tax expense related to transition tax.
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
The Company has included the impact of GILTI in the determination of its annual effective tax rate. The Company is still reviewing the GILTI provisions and analyzing the deferred tax implications. The Company continues to evaluate additional guidance provided by tax authorities as well as expected issuance of additional guidance and as such has not made a policy election on whether to record tax effects of GILTI as a period expense or to record deferred tax assets and liabilities on basis differences that are expected to affect the amount of GILTI inclusion upon reversal.
During the quarter ended March 31, 2018, the Company has been evaluating the application of the provisions of the Act as well as additional guidance provided by the tax authorities during the period. In addition, the Company is anticipating additional guidance from tax authorities and does not have a better estimate of the impact of the Act on its provisional estimate. Accordingly, the Company has not recorded an adjustment to its provisional estimate during the period. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Interest Expense.  Interest expense primarily consists of the cost of borrowing on the 6.50% Notes and the Company’s revolving Credit Agreement. The Company uses the effective interest method to amortize the deferred financing costs on the 6.50% Notes, and the straight-line method to amortize the deferred financing costs related to the revolving Credit Agreement.
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
New Accounting Pronouncements
Information regarding new accounting guidance can be found in Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein.
Risks and Uncertainties
This document contains forward-looking statements within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Statements in this document that are not historical facts, including, without limitation, statements about the Company’s beliefs and expectations, recent business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.
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

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities, and the potential impact of one or more asset sales;

•	foreign currency fluctuations; and

•	risks associated with the ongoing Canadian class litigation claim.

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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in Company’s 2017 Annual Report on Form 10-K under the caption “Risk Factors,” and in the Company’s other SEC filings.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments:  At March 31, 2018, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $59.0 million borrowings under the Credit Agreement, as of March 31, 2018, a 1.0% increase or decrease in the weighted average interest rate, which was 4.34% at March 31, 2018, would have an interest impact of $0.5 million.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.5 million.
Impairment Risk:  During the three months ended March 31, 2018, the Company recognized an impairment of $2.3 million related to a long-lived asset. The Company may incur additional impairment charges in future periods.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. However, our disclosure controls and procedures are designed to provide reasonable assurances of achieving our control objectives.
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is appropriate.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We implemented the new revenue recognition standard under ASC 606 as of January 1, 2018. In connection with this new revenue recognition standard, we implemented the following modifications to our internal controls over financial reporting, including the following changes to accounting policies and procedures, operational processes, and documentation practices:

•	We updated our policies and procedures related to recognizing revenue and added documentation processes related to the new criteria for recognizing revenue.
We added controls for reviewing variable consideration estimates and for reevaluating our significant contract judgments and estimates quarterly.

•
We added controls to address related required disclosures regarding revenue, including the disclosure of performance obligations and our significant judgments and estimates for determining the transaction price and when to recognize revenue.

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
Class Action Litigation in Canada
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleges violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  The Company intends to continue to vigorously defend this Canadian suit on the same basis as which the U.S. class action was previously dismissed.  A first case management meeting has been held. The plaintiff has served his material for leave to proceed under the Ontario Securities Act and that motion is currently scheduled to be heard on May 15, 2018. A motion by the Company and other defendants to address the scope of the proposed class definition was dismissed and the Company is appealing that decision.
Antitrust Subpoena
In 2016, one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division concerning the Division’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation.
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On April 2, 2018, the Company purchased 51% of the membership interests of Instrument LLC, a digital creative agency based in Portland, Oregon. The purchase price for this acquisition was paid in full at closing, consisting of a cash payment and issuance of 1,011,561 shares of the Company’s Class A subordinate voting stock. The Company issued these shares in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

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

May 10, 2018