Form 10-Q
period 2018-06-30
MDC PARTNERS INC
filed 2018-08-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of July 31, 2018 were 57,502,717 Class A subordinate voting shares, 3,755 Class B multiple voting shares, and 95,000 Series 4 Convertible Preference Shares

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Services	$379,743	$390,532	$706,711	$735,232
Operating expenses:
Cost of services sold	253,390	267,822	496,420	505,385
Office and general expenses	83,878	85,563	167,757	173,403
Depreciation and amortization	11,703	10,766	24,078	21,664
Other asset impairment	—	—	2,317	—
	348,971	364,151	690,572	700,452
Operating profit	30,772	26,381	16,139	34,780
Other Income (Expense):
Other, net	(5,957)	6,596	(12,176)	9,163
Interest expense and finance charges	(17,018)	(15,688)	(33,249)	(32,456)
Interest income	159	178	307	405
	(22,816)	(8,914)	(45,118)	(22,888)
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	7,956	17,467	(28,979)	11,892
Income tax expense (benefit)	1,977	4,641	(6,353)	8,610
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	5,979	12,826	(22,626)	3,282
Equity in earnings (losses) of non-consolidated affiliates	(28)	641	58	502
Net income (loss)	5,951	13,467	(22,568)	3,784
Net income attributable to noncontrolling interests	(2,545)	(2,214)	(3,442)	(3,097)
Net income (loss) attributable to MDC Partners Inc.	3,406	11,253	(26,010)	687
Accretion on and net income allocated to convertible preference shares	(2,273)	(3,293)	(4,095)	(2,417)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$1,133	$7,960	$(30,105)	$(1,730)

Income (loss) per common share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.02	$0.14	$(0.53)	$(0.03)

Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.02	$0.14	$(0.53)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	57,439,823	55,332,497	56,924,208	53,480,144
Diluted	57,802,872	55,622,194	56,924,208	53,480,144

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$4,047	$3,737	$7,394	$7,248
Office and general expenses	1,556	1,803	3,246	3,242
Total	$5,603	$5,540	$10,640	$10,490
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive Income (Loss)
Net income (loss)	$5,951	$13,467	$(22,568)	$3,784

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(1,848)	550	429	618
Other comprehensive income (loss)	(1,848)	550	429	618
Comprehensive income (loss) for the period	4,103	14,017	(22,139)	4,402
Comprehensive income attributable to the noncontrolling interests	(1,641)	(3,220)	(1,436)	(4,368)
Comprehensive income (loss) attributable to MDC Partners Inc.	$2,462	$10,797	$(23,575)	$34
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,999	$46,179
Cash held in trusts	47,916	4,632
Accounts receivable, less allowance for doubtful accounts of $2,699 and $2,453	424,202	434,072
Expenditures billable to clients	59,081	31,146
Other current assets	39,323	26,742
Total Current Assets	595,521	542,771
Fixed assets, at cost, less accumulated depreciation of $126,606 and $123,599	91,015	90,306
Investments in non-consolidated affiliates	6,514	6,307
Goodwill	857,140	835,935
Other intangible assets, net	82,465	70,605
Deferred tax assets	125,307	115,325
Other assets	30,635	37,643
Total Assets	$1,788,597	$1,698,892
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$207,983	$244,527
Trust liability	47,916	4,632
Accruals and other liabilities	299,660	327,812
Advance billings	184,269	148,133
Current portion of long-term debt	355	313
Current portion of deferred acquisition consideration	32,297	50,213
Total Current Liabilities	772,480	775,630
Long-term debt, less current portion	999,936	882,806
Long-term portion of deferred acquisition consideration	51,410	72,213
Other liabilities	55,478	54,110
Deferred tax liabilities	6,899	6,760
Total Liabilities	1,886,203	1,791,519

Redeemable Noncontrolling Interests (Note 10)	55,730	62,886
Commitments, Contingencies, and Guarantees (Note 12)
Shareholders’ Deficit:
Convertible preference shares (liquidation preference $105,447)	90,123	90,220
Common shares	360,323	352,432
Charges in excess of capital	(314,499)	(314,241)
Accumulated deficit	(367,180)	(340,000)
Accumulated other comprehensive gain (loss)	481	(1,954)
MDC Partners Inc. Shareholders' Deficit	(230,752)	(213,543)
Noncontrolling interests	77,416	58,030
Total Shareholders' Deficit	(153,336)	(155,513)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,788,597	$1,698,892
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(22,568)	$3,784
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	10,640	10,490
Depreciation	14,642	11,558
Amortization of intangibles	9,436	10,106
Amortization of deferred finance charges	1,605	1,480
Other asset impairment	2,317	—
Adjustment to deferred acquisition consideration	(2,479)	15,792
Acquisition-related contingent consideration payment	(23,894)	(24,459)
Deferred income tax	(9,494)	6,962
Gain on sale of assets	(955)	(63)
(Earnings) losses of non-consolidated affiliates	(58)	(502)
Other non-current assets and liabilities	(1,114)	(1,454)
Foreign exchange	12,128	(6,865)
Changes in working capital:
Accounts receivable	19,181	(67,889)
Expenditures billable to clients	(27,935)	(9,223)
Prepaid expenses and other current assets	(12,732)	6,511
Accounts payable, accruals and other liabilities	(60,015)	13,332
Advance billings	29,582	29,714
Net cash used in operating activities	(61,713)	(726)
Cash flows used in investing activities:
Capital expenditures	(9,689)	(21,156)
Deposits	—	(1,261)
Acquisitions, net of cash acquired	(27,299)	—
Other investments	867	(465)
Net cash used in investing activities	(36,121)	(22,882)
Cash flows provided by financing activities:
Repayments of revolving credit agreement	(782,600)	(791,609)
Proceeds from revolving credit agreement	897,844	763,846
Proceeds from issuance of convertible preference shares	—	95,000
Convertible preference shares issuance costs	—	(4,584)
Acquisition related payments	(29,172)	(40,662)
Repayment of long-term debt	(141)	(224)
Purchase of shares	(493)	(630)
Distributions to noncontrolling interests	(8,927)	(3,840)
Payment of dividends	(168)	(169)
Net cash provided by financing activities	76,343	17,128
Effect of exchange rate changes on cash and cash equivalents	311	(1,094)
Decrease in cash and cash equivalents	(21,180)	(7,574)
Cash and cash equivalents at beginning of period	46,179	27,921
Cash and cash equivalents at end of period	$24,999	$20,347

Supplemental disclosures:
Cash income taxes paid	$2,626	$3,423
Cash interest paid	$31,414	$31,566
Change in cash held in trusts	$43,284	$185

Non-cash transactions:
Capital leases	$701	$545
Dividends payable	$286	$569
Acquisition related consideration settled through issuance of shares	$7,030	$28,727
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount
Balance at December 31, 2017	95,000	$90,220	56,375,131	$352,432	$—	$(314,241)	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners, Inc.	—	—	—	—	—	—	(26,010)	—	(26,010)	—	(26,010)
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,435	2,435	(2,006)	429
Expenses for convertible preference shares (Note 8)	—	(97)	—	—	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	122,029	1,354	(1,354)	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(54,693)	(493)	—	—	—	—	(493)	—	(493)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	—	4,324	—	—	—	4,324	—	4,324
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	(2,062)	—	—	—	(2,062)		(2,062)
Increase (decrease) from business acquisitions and step-up transactions	—	—	—	—	(1,166)	—	—	—	(1,166)	27,357	26,191
Changes in noncontrolling interests and redeemable noncontrolling interests from changes in ownership interest	—	—	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606 (Note 13)	—	—	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Transfer to charges in excess of capital	—	—	—	—	258	(258)	—	—	—		—
Balance at June 30, 2018	95,000	$90,123	57,454,028	$360,323	$—	$(314,499)	$(367,180)	$481	$(230,752)	$77,416	$(153,336)
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
In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The new pronouncement states that any cash payments made soon after the acquisition date of a business to settle a contingent consideration liability are classified as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. The Company adopted the provisions of ASU 2016-15 on January 1, 2018 on a retrospective basis. As a result, $24,459 of an acquisition-related contingent consideration payment of $65,121, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017.
These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).
2. Revenue
Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). See Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional details surrounding the Company’s adoption of ASC 606. The Company’s policy surrounding revenue under ASC 605 is described in Note 2 of Item 8 of the Company’s 2017 Form 10-K. The policies described herein refer to those in effect as of January 1, 2018.
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

Revenue is recognized net of sales and other taxes due to be collected and remitted to governmental authorities. The Company’s contracts typically provide for termination by either party within 30 to 90 days. Although payment terms vary by client, they are typically within 30 to 60 days. In addition, the Company generally has the right to payment for all services provided through the end of the contract or termination date.
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
The following table presents revenue disaggregated by client industry vertical for the three and six months ended June 30, 2018 and 2017, and the impact of adoption of ASC 606:

		Three Months Ended June 30,
		2018			2017
Industry	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
Food & Beverage	All	$84,464	$(940)	$83,524	$79,299
Retail	All	38,396	1,343	39,739	46,357
Consumer Products	All	41,367	(1,048)	40,319	40,668
Communications	All	43,097	5,699	48,796	55,740
Automotive	All	25,294	1,856	27,150	33,806
Technology	All	23,540	(141)	23,399	26,324
Healthcare	All	35,426	(612)	34,814	32,271
Financials	All	30,207	710	30,917	26,808
Transportation and Travel/Lodging	All	18,776	42	18,818	13,665
Other	All	39,176	2,819	41,995	35,594
		$379,743	$9,728	$389,471	$390,532

		Six Months Ended June 30,
		2018			2017
Industry	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
Food & Beverage	All	$147,932	$5,866	$153,798	$140,590
Retail	All	76,411	1,772	78,183	91,791
Consumer Products	All	77,973	(774)	77,199	75,729
Communications	All	81,454	12,182	93,636	104,055
Automotive	All	45,788	6,074	51,862	66,285
Technology	All	45,080	(310)	44,770	46,872
Healthcare	All	68,002	519	68,521	61,199
Financials	All	52,702	911	53,613	47,146
Transportation and Travel/Lodging	All	33,664	776	34,440	27,775
Other	All	77,705	3,988	81,693	73,790
		$706,711	$31,004	$737,715	$735,232

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

The following table presents revenue disaggregated by geography:

		Three Months Ended June 30,
		2018			2017
Geographic Location	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
United States	All	$295,268	$6,023	$301,291	$304,463
Canada	All	33,086	(3,591)	29,495	30,583
Other	All	51,389	7,296	58,685	55,486
		$379,743	$9,728	$389,471	$390,532

		Six Months Ended June 30,
		2018			2017
Geographic Location	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
United States	All	$551,792	$15,041	$566,833	$579,145
Canada	All	59,465	(2,638)	56,827	57,053
Other	All	95,454	18,601	114,055	99,034
		$706,711	$31,004	$737,715	$735,232

For more detailed information about the Company’s reportable segments, see Note 11.

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $78,293 and $54,177 at June 30, 2018 and December 31, 2017, respectively, and are included as a component of accounts receivable on the unaudited condensed consolidated balance sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $59,081 and $31,146 at June 30, 2018 and December 31, 2017, respectively, and are included on the unaudited condensed consolidated balance sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of the production process.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s unaudited condensed consolidated balance sheets. Advance billings at June 30, 2018 and December 31, 2017 were $184,269 and $148,133, respectively. The increase in the advance billings balance of $36,136 for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $58,888 of revenues recognized that were included in the advance billings balances as of December 31, 2017.
Changes in the contract asset and liability balances during the six months ended June 30, 2018 and December 31, 2017 were not materially impacted by write offs, impairment losses or any other factors.
Practical expedients
In adopting ASC 606, the Company applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Amounts related to those performance obligations with expected durations of more than one year are immaterial.
3. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss) attributable to MDC Partners Inc.	$3,406	$11,253	$(26,010)	$687
Accretion on convertible preference shares	(2,068)	(1,910)	(4,095)	(2,417)
Net income allocated to convertible preference shares	(205)	(1,383)	—	—
Numerator for basic income (loss) per common share - Net income (loss) attributable to MDC Partners Inc. common shareholders	1,133	7,960	(30,105)	(1,730)
Adjustment to net income allocated to convertible preference shares	1	6	—	—
Numerator for diluted income (loss) per common share- Net income (loss) attributable to MDC Partners Inc. common shareholders	$1,134	$7,966	$(30,105)	$(1,730)
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	57,439,823	55,332,497	56,924,208	53,480,144
Impact of stock options and non-vested stock under employee stock incentive plans	363,049	289,697	—	—
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	57,802,872	55,622,194	56,924,208	53,480,144
Basic income (loss) per common share	$0.02	$0.14	$(0.53)	$(0.03)
Diluted income (loss) per common share	$0.02	$0.14	$(0.53)	$(0.03)
Anti-dilutive stock awards     327,500     327,500     1,594,761 1,233,585

Restricted stock and restricted stock unit awards of 1,308,781 and 1,443,921 for the three and six months ended June 30, 2018 and 2017, respectively, which are contingent upon the Company meeting a cumulative three year earnings target (2018, 2019 and 2020) and continued employment, are excluded from the computation of diluted income per common share as the contingency was not satisfied at June 30, 2018 or 2017. In addition, there were 95,000 shares of Preference Shares outstanding which were convertible into 10,544,708 and 9,741,680 Class A common shares at June 30, 2018 and 2017, respectively. These Preference Shares were anti-dilutive for each period presented in the table above, and are therefore excluded from the diluted income (loss) per common share calculation.

4. Acquisitions
Valuations of acquired companies are based on a number of factors, including specialized know-how, reputation, competitive position and service offerings. The Company’s acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of its various strategic business platforms to better serve the Company’s clients. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with strong reputations in the industry. The Company’s model of “Perpetual Partnership” often involves acquiring a majority interest rather than a 100% interest and leaving management owners with a significant financial interest in the performance of the acquired entity for a minimum period of time, typically not less than five years. The Company’s acquisition model in this scenario typically provides for (i) an initial payment at the time of closing, (ii) additional contingent purchase price obligations based on the future performance of the acquired entity, and (iii) an option by the Company to purchase (and in some instances a requirement to so purchase) the remaining interest of the acquired entity under a predetermined formula. The Company expenses acquisition related costs as incurred. For the three and six months ended June 30, 2018 and 2017, $335 and $711, respectively, and $242 and $476 respectively, of acquisition related costs were charged to operations.
Contingent purchase price obligations. The Company’s contingent purchase price obligations are generally payable within a five-year period following the acquisition date, and are based on (i) the achievement of specific thresholds of future earnings, and (ii) in certain cases, the growth rate of those earnings. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and adjusted at each reporting period through operating income or net interest expense, depending on the nature of the arrangement. For the three and six months ended June 30, 2018 and 2017, $5,065 and $2,480 of income, respectively, and $4,306 and $15,737 of expense, respectively, related to changes in such estimated values and was recorded in results of operations. On occasion, the Company may initiate a renegotiation of previously acquired ownership interests and any resulting change in the estimated amount of consideration to be paid is adjusted in the reporting period through operating income or net interest expense, depending on the nature of the arrangement.
See Note 9 and 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included here in for additional information on deferred acquisition consideration.
Options to purchase. When acquiring less than 100% ownership, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information on redeemable noncontrolling interests.
Employment conditions. From time to time, specifically when the projected success of an acquisition is deemed to be dependent on retention of specific personnel, such acquisition may include deferred payments that are contingent upon employment terms as well as financial performance. The Company accounts for those payments through operating income as stock-based compensation over the required retention period. For the three and six months ended June 30, 2018 and 2017, stock-based compensation included $3,486 and $2,460, respectively, and $6,315 and $5,728, respectively, of expense relating to those payments.
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
2018 Acquisitions
On April 2, 2018, the Company purchased 51% of the membership interests of Instrument LLC (“Instrument”), a digital creative agency based in Portland, Oregon, for an aggregate estimated purchase price of $35,591. The acquisition is expected to facilitate the Company’s growth and help to build its portfolio of modern, innovative and digital-first agencies. The purchase price consisted of a cash payment of $28,561 and the issuance of 1,011,561 shares of the Company’s Class A subordinate voting stock with an acquisition date fair value of $7,030. The Company issued these shares in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act.

The preliminary purchase price allocation resulted in tangible assets of $10,304, identifiable intangibles of $23,130, consisting primarily of customer lists and a trade name, and goodwill of $29,514. In addition, the Company has recorded $27,357 as the fair value of noncontrolling interests, which was derived from the Company’s purchase price less a discount related to the noncontrolling parties’ lack of control. The identified assets have a weighted average useful life of approximately six years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. The goodwill is tax deductible. Instruments’ results are included in the All Other category from a segment reporting perspective. The Company has a controlling financial interest in Instrument through its majority voting interest, and as such, has aggregated the acquired Partner Firm's financial data into the Company's consolidated financial statements.The operating results of Instrument in the current and prior year are not material.
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
Noncontrolling Interests
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended June 30, 2018 and 2017 were as follows:
Net Income (Loss) Attributable to MDC Partners Inc. and
Transfers (to) from the Noncontrolling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to MDC Partners Inc.	$3,406	$11,253	$(26,010)	$687
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	—	(11,947)	(1,166)	(11,947)
Net transfers from noncontrolling interests	$—	$(11,947)	$(1,166)	$(11,947)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$3,406	$(694)	$(27,176)	$(11,260)

5. Accounts Payable, Accruals and Other Liabilities
At June 30, 2018 and December 31, 2017, accruals and other liabilities included accrued media of $191,152 and $207,482, respectively; and included amounts due to noncontrolling interest holders for their share of profits.

Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2017 and six months ended June 30, 2018 were as follows:

Noncontrolling Interests
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	15,375
Distributions made	(8,865)
Other (1)	366
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	3,442
Distributions made	(8,927)
Other (1)	(716)
Balance, June 30, 2018	$4,829

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
At June 30, 2018 and December 31, 2017, accounts payable included $28,961 and $41,989 of outstanding checks, respectively.
6. Debt
The Company’s indebtedness was comprised as follows:

	June 30, 2018	December 31, 2017
Revolving credit agreement	$115,244	$—
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(15,654)	(17,587)
	999,590	882,413
Obligations under capital leases	701	706
	1,000,291	883,119
Less: Current portion of long-term debt	355	313
	$999,936	$882,806
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at June 30, 2018.
Interest expense primarily consists of the cost of borrowing on the Company’s currently outstanding 6.50% senior unsecured notes due 2024 (the “6.50% Notes”) and the Company’s $325,000 senior secured revolving credit agreement due 2021 (the “Credit Agreement“). The Company uses the effective interest method to amortize the deferred financing costs on the 6.50% Notes. The Company uses the straight-line method to amortize the deferred financing costs on the Credit Agreement. For the three and six months ended June 30, 2018 and 2017, interest expense included $14 and $26, respectively, and $25 and $54, respectively, relating to present value adjustments for fixed deferred acquisition consideration payments.
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
The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months. At June 30, 2018, there were $115,244 borrowings under the Credit Agreement.
At June 30, 2018, the Company had issued $5,248 of undrawn outstanding letters of credit.
7. Share Capital
The Company’s issued and outstanding share capital is as follows:
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of June 30, 2018 and December 31, 2017. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 57,450,273 and 56,371,376 Class A Shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.
 On June 6, 2018, the Company’s shareholders approved additional authorized Class A Shares of 1,250,000 to be added to the Company’s 2016 Stock Incentive Plan, for a total of 2,750,000 authorized Class A Shares under the 2016 Stock Incentive Plan.
Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of June 30, 2018 and December 31, 2017.
8. Convertible Preference Shares
On March 7, 2017 (the “Issue Date”), the Company issued 95,000 newly created Preference Shares to affiliates of The Goldman Sachs Group, Inc. (collectively, the “Purchaser”) pursuant to a $95,000 private placement. The Company received proceeds of approximately $90,123, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. In connection with the closing of the transaction, effective March 7, 2017, the Company increased the size of its Board of Directors (the “Board”) to seven members and appointed one nominee designated by the Purchaser. Except as required by law, the Preference Shares do not have voting rights, and are not redeemable at the option of the Purchaser.
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
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. During the six months ended June 30, 2018, the Preference Shares accreted at a monthly rate of approximately $7.25 per Preference Share, for total accretion of $4,095, bringing the aggregate liquidation preference to $105,447 as of June 30, 2018. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$787,500	$900,000	$904,500
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
Financial Liabilities Measured at Fair Value on a Recurring Basis
The following table presents changes in deferred acquisition consideration, which is measured at fair value on a recurring basis, at June 30, 2018 and December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
	2018	2017
Beginning balance of contingent payments	$119,086	$224,754
Payments (1)	(48,586)	(110,234)
Additions (2)	9,723	—
Redemption value adjustments (3)	2,203	3,273
Foreign translation adjustment	(62)	1,293
Ending balance of contingent payments	$82,364	$119,086

(1)
For the year ended December 31, 2017, payments include $28,727 of deferred acquisition consideration settled through the issuance of 3,353,939 MDC Class A subordinate voting shares, respectively, in lieu of cash.

(2)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period. See Note 4.

(3)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.
In addition to the above amounts, there are fixed payments of $1,343 and $3,340 for total deferred acquisition consideration of $83,707 and $122,426, which reconciles to the consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.
Effective January 1, 2018, as a result of the adoption of ASU 2016-15, the Company includes payments of deferred acquisition consideration relating to the liability initially recognized at the acquisition date in financing activities, and any changes as an operating activities in the Company’s consolidated statement of cash flows. See Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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
At June 30, 2018 and December 31, 2017, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. During the second quarter of 2018, the Company performed an interim goodwill impairment evaluation noting that certain reporting units' fair value exceeded their carrying value by a minimal percentage. For each acquisition, the Company performed a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company used several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. The amounts allocated to assets acquired and liabilities assumed in the acquisitions were determined using Level 3 inputs. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable represents the best estimate of balances that will ultimately be collected, which is based in part on allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances.

10. Supplemental Information
Redeemable Noncontrolling Interests
Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas as described in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the six months ended June 30, 2018 and 2017, there was no related impact on the Company’s loss per share calculation.
The following table presents changes in redeemable noncontrolling interests:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning Balance	$62,886	$60,180
Redemptions	(8,858)	(910)
Granted	—	1,666
Changes in redemption value	2,062	1,498
Currency translation adjustments	(360)	452
Ending Balance	$55,730	$62,886
Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the quarter. Our 2018 estimated annual effective tax rate of 24.7% differs from the Canadian statutory rate of 26.5% primarily due to exclusion of income attributable to minority interest from the annual forecasted income as well as foreign tax credits generated during the quarter, partially offset by U.S. federal tax impact of Global Intangible Low Taxed Income (GILTI) inclusion and Base Erosion and Anti-Abuse Tax (BEAT).
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
During the quarter ended June 30, 2018, the Company has been evaluating the application of the provisions of the Act as well as additional guidance provided by the tax authorities during the period. In addition, the Company is anticipating additional guidance from tax authorities and does not have a better estimate of the impact of the Act on its provisional estimate. Accordingly, the Company has not recorded an adjustment to its provisional estimate during the period. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
The Company’s effective tax rate for the three months ended June 30, 2018 was 24.8% compared to 26.6% for the three months ended June 30, 2017, representing a decrease of 1.8%. Income tax expense for the three months ended June 30, 2018 was $1,977 compared to $4,641 for the three months ended June 30, 2017, representing a decrease of $2,665.  The variance in the effective tax rate year over year was primarily driven by certain discrete items in the current and prior period related to the remeasurement of tax balances as well as the benefit of U.S. losses which are no longer subject to a valuation allowance.
The Company’s effective tax rate for the six months ended June 30, 2018 was 21.9% compared to 72.4% for the six months ended June 30, 2017, representing a decrease of 50.5%. Income tax benefit for the six months ended June 30, 2018 was $6,353 million compared to an expense of $8,610 for the six months ended June 30, 2017, representing a decrease of $14,963. The variance in the tax expense year over year was primarily driven by certain discrete items in the current and prior period related to the remeasurement of tax balances. In the prior year, the Company also recorded a valuation allowance against its U.S. income, which was released in the fourth quarter of 2017. The effective tax rate in the current year also includes the benefit of U.S. losses which are no longer subject to a valuation allowance.

Other Income
The following table presents the components of Other, net for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other income	$592	$150	$1,033	$278
Foreign currency transaction (loss) gain	(6,549)	6,446	(13,209)	8,885
Other, net	$(5,957)	$6,596	$(12,176)	$9,163
11. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. Once operating segments are identified, the Company performs an analysis to determine if aggregation of operating segments is applicable. This determination is based upon a quantitative analysis of the expected and historic average long-term profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics.
Due to changes in the Company’s internal management and reporting structure during 2018, reportable segment results for periods presented prior to the second quarter of 2018 have been recast to reflect the reclassification of certain businesses between segments. The changes were as follows:

•	Source Marketing, previously within the All Other category, is included within the Doner operating segment, which is aggregated into the Global Integrated Agencies reportable segment

•	Yamamoto, previously within the All Other category, was operationally merged with Civilian and is now included within the Domestic Creative Agencies reportable segment

•
Bruce Mau Design, Hello Design and Northstar Research Partners, previously within the All Other category, and Varick Media Management, previously within the Media Services reportable segment, were included into a newly-formed operating segment, Yes & Company, which is aggregated within the Media Services reportable segment

The four reportable segments that result from applying the aggregation criteria are as follows: “Global Integrated Agencies”; “Domestic Creative Agencies”; “Specialist Communications”; and “Media Services.” In addition, the Company combines and discloses those operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein, and Note 2 of the Company’s Form 10-K for the year ended December 31, 2017.

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

•
The Domestic Creative Agencies reportable segment is comprised of five operating segments that are national advertising agencies leveraging creative capabilities at their core. The Domestic Creative Agencies reportable segment includes, Colle + McVoy, Laird + Partners, Mono Advertising, Union and Yamamoto. These operating segments share similar characteristics related to (i) the nature of their creative advertising services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-

term profitability is similar among the operating segments aggregated in the Domestic Creative Agencies reportable segment.

•
The Specialist Communications reportable segment is comprised of seven operating segments that are each communications agencies with core service offerings in public relations and related communications services. The Specialist Communications reportable segment includes Allison & Partners, HL Group Partners, Hunter PR, Kwittken, Luntz Global, Sloane & Company and Veritas. These operating segments share similar characteristics related to (i) the nature of their public relations and communication services, including content creation, social media and influencer marketing; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Specialist Communications reportable segment.

•
The Media Services reportable segment is comprised of two operating segments, MDC Media Partners and Yes & Company. These operating segments perform media buying and planning as their core competency and provide other services, including influencer marketing, content, insights & analytics, out-of-home, paid search, social media, lead generation, programmatic, artificial intelligence, and corporate barter.

•
All Other consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes 6Degrees Communications, Concentric Partners, Gale Partners, Kenna, Kingsdale, Instrument, Redscout, Relevent, Team, Vitro, and Y Media Labs. The nature of the specialist services provided by these operating segments vary among each other and from those operating segments aggregated into the reportable segments. This results in these operating segments having current and long-term performance expectations inconsistent with those operating segments aggregated in the reportable segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Global Integrated Agencies	$182,607	$209,090	$332,962	$388,316
Domestic Creative Agencies	26,388	25,486	50,705	49,229
Specialist Communications	43,938	44,116	87,088	84,800
Media Services	33,293	42,648	69,438	83,893
All Other	93,517	69,192	166,518	128,994
Total	$379,743	$390,532	$706,711	$735,232

Operating profit (loss):
Global Integrated Agencies	$19,227	$13,811	$3,466	$13,172
Domestic Creative Agencies	4,993	4,959	8,919	8,784
Specialist Communications	5,767	4,300	9,794	8,648
Media Services	(1,183)	3,955	(980)	6,614
All Other	15,108	9,044	22,152	15,819
Corporate	(13,140)	(9,688)	(27,212)	(18,257)
Total	$30,772	$26,381	$16,139	$34,780

Other income (expense):
Other (expense) income, net	(5,957)	6,596	(12,176)	9,163
Interest expense and finance charges, net	(16,859)	(15,510)	(32,942)	(32,051)
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	7,956	17,467	(28,979)	11,892
Income tax expense (benefit)	1,977	4,641	(6,353)	8,610
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	5,979	12,826	(22,626)	3,282
Equity in earnings (losses) of non-consolidated affiliates	(28)	641	58	502
Net income (loss)	5,951	13,467	(22,568)	3,784
Net income attributable to the noncontrolling interest	(2,545)	(2,214)	(3,442)	(3,097)
Net income (loss) attributable to MDC Partners Inc.	$3,406	$11,253	$(26,010)	$687

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization:
Global Integrated Agencies	$5,329	$5,587	$13,345	$11,548
Domestic Creative Agencies	396	403	789	797
Specialist Communications	1,027	1,221	2,029	2,437
Media Services	767	1,112	1,534	2,221
All Other	4,024	2,144	5,997	4,053
Corporate	160	299	384	608
Total	$11,703	$10,766	$24,078	$21,664

Stock-based compensation:
Global Integrated Agencies	$2,585	$3,080	$5,132	$6,070
Domestic Creative Agencies	610	181	770	346
Specialist Communications	163	1,087	499	1,605
Media Services	85	165	170	335
All Other	939	509	1,600	1,012
Corporate	1,221	518	2,469	1,122
Total	$5,603	$5,540	$10,640	$10,490

Capital expenditures:
Global Integrated Agencies	$2,620	$8,788	$5,457	$15,696
Domestic Creative Agencies	269	300	489	613
Specialist Communications	2,225	175	2,465	467
Media Services	185	298	418	1,799
All Other	567	2,180	828	2,578
Corporate	24	2	32	3
Total	$5,890	$11,743	$9,689	$21,156
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for three and six months ended June 30, 2018 and 2017.
12. Commitments, Contingencies, and Guarantees
Deferred Acquisition Consideration. In addition to the consideration paid by the Company in respect of certain of its acquisitions at closing, additional consideration may be payable, or may be potentially payable based on the achievement of certain threshold levels of earnings. See Notes 4 and 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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

Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2018, perform over the relevant future periods at their trailing twelve-month earnings levels, that these rights, if all exercised, could require the Company, to pay an aggregate amount of approximately $13,330 to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $154 by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $37,003 only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the noncontrolling interest holders should the Company acquire the remaining ownership interests is $5,397 less than the initial redemption value recorded in redeemable noncontrolling interests.
Included in redeemable noncontrolling interests at June 30, 2018 was $55,730 of these put options because they are not within the control of the Company. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the six months ended June 30, 2018 and 2017, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Dismissal of Class Action Litigation in Canada. On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleged violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. On June 4, 2018, the Court dismissed (with costs) the putative class members’ motion for leave to proceed with the Plaintiff’s claims for misrepresentations of material facts pursuant to the Ontario Securities Act. Following the Court’s decision, on June 18, 2018, the Plaintiff, MDC and each of the other defendants consented to the dismissal of the action with prejudice (and without costs), subject to the Court’s formal approval.
Antitrust Subpoena. In 2016, one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division (the “DOJ”) concerning the DOJ’s ongoing investigation of production bidding practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation. Specifically, the Company and its subsidiary are providing information and engaging in discussions with the DOJ, including preliminary discussions regarding the feasibility of a potential settlement with the DOJ. However, there can be no assurance as to the timing of any settlement or that a settlement will be reached on any particular terms or at all. Moreover, the DOJ may determine to expand the scope of its investigation or initiate a proceeding to bring charges against our subsidiary or one or more members of the subsidiary agency’s former management. The DOJ may also seek to impose monetary sanctions.
Commitments.  At June 30, 2018, the Company had $5,248 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $80.

13. New Accounting Pronouncements
Adopted In The Current Reporting Period
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
The following table summarizes the impact of adoption of ASC 606 on the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Adjusted to Exclude Adoption of ASC 606
Revenue - Services	$379,743	$9,728	$389,471
Costs of services sold	$253,390	$18,764	$272,154
Operating profit (loss)	$30,772	$(9,036)	$21,736
Net income (loss) attributable to MDC Partners, Inc. common shareholders	$1,133	$(5,616)	$(4,483)
Income (loss) per common share - basic and diluted	$0.02	$(0.10)	$(0.08)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Adjusted to Exclude Adoption of ASC 606
Revenue - Services	$706,711	$31,004	$737,715
Costs of services sold	$496,420	$33,961	$530,381
Operating profit (loss)	$16,139	$(2,957)	$13,182
Net loss attributable to MDC Partners, Inc. common shareholders	$(30,105)	$(1,385)	$(31,490)
Loss per common share - basic and diluted	$(0.53)	$(0.02)	$(0.55)
The impact on the balance sheets and shareholders’ deficit as of and for the six months ended June 30, 2018 was immaterial. There was no effect on other comprehensive income (loss) and the statement of cash flows for the three and six months ended June 30, 2018 and 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is intended to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. This guidance is effective January 1, 2018 and requires a retrospective transition method. Prior to the Company’s adoption on January 1, 2018, all cash outflows for contingent consideration were classified as a financing activity. Effective January 1, 2018, the Company is now required to classify any cash payments made soon after the acquisition date of a business to settle a contingent consideration liability as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. As a result, $24,459 of an acquisition-related contingent consideration payment of $65,121, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the six months ended June 30, 2017. There was no impact on the Company’s consolidated statement of financial position and results of operations.
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
Standards to be Adopted in Future Reporting Periods
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company continues to assess the impact of GILTI provisions on its financial statements and whether it will be subject to U.S. GILTI inclusion in future years. As such, the Company has not made a policy election on whether to record tax effects of GILTI when paid as a period expense or to record deferred tax assets and liabilities on basis differences that are expected to affect the amount of GILTI inclusion.
In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance will require lessees to recognize a right-to-use asset and lease liability for most of its leases with a term of more than twelve months, including those classified as operating leases. The new guidance also requires additional quantitative and qualitative disclosures. This guidance, which will be effective for annual periods beginning after December 15, 2018, requires modified retrospective application, with early adoption permitted. The Company’s assessment of the new guidance is ongoing. Therefore, the Company is not yet in a position to assess the full impact of the application of the new guidance. However, the Company expects that the recognition of a right-to-use asset and lease liability for operating leases will have a significant impact on its balance sheet.
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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2018 and 2017 and the financial condition of the Company as of June 30, 2018. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2017 as reported on the Form 10-K (the “Annual Report on Form 10-K”). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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
As discussed in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements, the Company aggregates operating segments that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. Due to changes in the

Company’s internal management and reporting structure during 2018, reportable segment results for periods presented prior to the second quarter of 2018 have been recast to reflect the reclassification of certain businesses between segments. Prior period segment information included herein has been adjusted to reflect this change. See Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information. The following discussion provides detailed disclosure for each of the Company’s four reportable segments, plus the All Other category, within the Advertising and Communications Group.
The four reportable segments are as follows:
Global Integrated Agencies - This segment is comprised of the Company’s six global, integrated Partner Firms with broad marketing communication capabilities, including advertising, branding, digital, social media, design and production services, serving multinational clients around the world.
Domestic Creative Agencies - This segment is comprised of five operating segments that are national advertising agencies leveraging creative capabilities at their core.
Specialist Communications Agencies - This segment is comprised of seven operating segments that are each communications agencies with core service offerings in public relations and related communications services.
Media Services - This segment is comprised of two operating segments that perform media buying and planning as their core competency and provide other services, including influencer marketing, content, insights & analytics, out-of-home, paid search, social media, lead generation, programmatic, artificial intelligence, and corporate barter.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. The Company provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company has historically engaged in a number of acquisition and disposition transactions, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions and dispositions is provided in Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Global Integrated Agencies	$182.6	$209.1	$333.0	$388.3
Domestic Creative Agencies	26.4	25.5	50.7	49.2
Specialist Communications	43.9	44.1	87.1	84.8
Media Services	33.3	42.6	69.4	83.9
All Other	93.5	69.2	166.5	129.0
Total	$379.7	$390.5	$706.7	$735.2

Operating profit (loss):
Global Integrated Agencies	$19.2	$13.8	$3.5	$13.2
Domestic Creative Agencies	5.0	5.0	8.9	8.8
Specialist Communications	5.8	4.3	9.8	8.6
Media Services	(1.2)	4.0	(1.0)	6.6
All Other	15.1	9.0	22.2	15.8
Corporate	(13.1)	(9.7)	(27.2)	(18.3)
Total	$30.8	$26.4	$16.1	$34.8

Other income (expense):
Other (expense) income, net	(6.0)	6.6	(12.2)	9.2
Interest expense and finance charges, net	(16.9)	(15.5)	(32.9)	(32.1)
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	8.0	17.5	(29.0)	11.9
Income tax expense (benefit)	2.0	4.6	(6.4)	8.6
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	6.0	12.8	(22.6)	3.3
Equity in earnings (losses) of non-consolidated affiliates	—	0.6	0.1	0.5
Net income (loss)	6.0	13.5	(22.6)	3.8
Net income attributable to the noncontrolling interest	(2.5)	(2.2)	(3.4)	(3.1)
Net income (loss) attributable to MDC Partners Inc.	$3.4	11.3	(26.0)	0.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization:
Global Integrated Agencies	$5.3	$5.6	$13.3	$11.5
Domestic Creative Agencies	0.4	0.4	0.8	0.8
Specialist Communications	1.0	1.2	2.0	2.4
Media Services	0.8	1.1	1.5	2.2
All Other	4.0	2.1	6.0	4.1
Corporate	0.2	0.3	0.4	0.6
Total	$11.7	$10.8	$24.1	$21.7

Stock-based compensation:
Global Integrated Agencies	$2.6	$3.1	$5.1	$6.1
Domestic Creative Agencies	0.6	0.2	0.8	0.3
Specialist Communications	0.2	1.1	0.5	1.6
Media Services	0.1	0.2	0.2	0.3
All Other	0.9	0.5	1.6	1.0
Corporate	1.2	0.5	2.5	1.1
Total	$5.6	$5.5	$10.6	$10.5

Capital expenditures:
Global Integrated Agencies	$2.6	$8.8	$5.5	$15.7
Domestic Creative Agencies	0.3	0.3	0.5	0.6
Specialist Communications	2.2	0.2	2.5	0.5
Media Services	0.2	0.3	0.4	1.8
All Other	0.6	2.2	0.8	2.6
Corporate	—	—	—	—
Total	$5.9	$11.7	$9.7	$21.2

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue was $379.7 million for the three months ended June 30, 2018, compared to revenue of $390.5 million for the three months ended June 30, 2017, representing a decrease of $10.8 million, or 2.8%. The impact of the adoption of ASC 606 reduced revenue by $9.7 million, or 2.5%, primarily due to the shift in treatment of third party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other primary components of the change in revenue included a negative impact from dispositions of $5.6 million, or 1.4%, and a decline in revenue from existing Partner Firms of $10.1 million, or 2.6%. These amounts were partially offset by revenue from an acquired Partner Firm of $11.1 million, or 2.8%, and a positive foreign exchange impact of $3.1 million, or 0.8%.
Operating profit for the three months ended June 30, 2018 was $30.8 million, compared to $26.4 million for the three months ended June 30, 2017, representing an increase of $4.4 million. The change was primarily driven by an improvement in operating profit in the Advertising and Communications Group of $7.8 million, partially offset by an increase in Corporate operating expenses of $3.5 million. The impact of the adoption of ASC 606 increased operating profit by $9.0 million. Adjusted to exclude the impact of the adoption of ASC 606, operating profit would have been $21.7 million, representing a decrease of $4.7 million compared to 2017.
Net income was $6.0 million for the three months ended June 30, 2018 compared to $13.5 million for the three months ended June 30, 2017, representing a net income decrease of $7.5 million. The decrease was primarily attributable to a negative impact from foreign exchange of $13.0 million and an increase in interest expense and finance charges of $1.3 million, partially offset by an increase in operating profit of $4.4 million and a favorable change from income taxes of $2.7 million.
Net income attributable to MDC Partners Inc. common shareholders was $1.1 million for the three months ended June 30, 2018 compared to $8.0 million for the three months ended June 30, 2017, representing a net income decrease of $6.8 million. The change was primarily driven by the fluctuations detailed above.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue was $379.7 million for the three months ended June 30, 2018 compared to revenue of $390.5 million for the three months ended June 30, 2017, representing a decrease of $10.8 million, or 2.8%. The impact of the adoption of ASC 606 reduced revenue by $9.7 million, or 2.5%, primarily due to the shift in treatment of third party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other primary components of the change in revenue included a negative impact from dispositions of $5.6 million, or 1.4%, a decline in revenue from existing Partner Firms of $10.1 million, or 2.6%, partially offset by revenue from an acquired Partner Firm of $11.1 million, or 2.8% and a positive foreign exchange impact of $3.1 million, or 0.8%. Excluding the impact of the adoption of ASC 606, the decline in revenue was attributable to cutbacks and delays from several existing clients, and a slower pace of conversion of new business. Excluding the impact of adoption of the ASC 606, there was wide variation in performance by client sector. Excluding the impact of adoption of the ASC 606, the change in revenue was driven by growth in categories including transportation and lodging, financials, and healthcare, offset by declines in automotive, retail ,and communications.
Revenue growth in the Advertising and Communications Group was mixed through the geographic regions with growth in Canada of 8.2%, offset by declines of 3.0% and 7.4% in the United States and other regions outside of North America, respectively. The adoption of ASC 606 had a significant impact on reported growth rates on all geographic regions. The impact increased revenue in Canada by 10.9%, and decreased revenue in the United States and outside of North America by 2.0% and 14.2%, respectively.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended June 30, 2018, organic revenue declined by $6.7 million, or 1.7%, of which $10.1 million, or 2.6% pertained to Partner Firms which the Company has owned throughout each of the comparable periods presented. The remaining revenue growth of $3.4 million, or 0.9%, was generated from an acquired Partner Firm. The other components of non-GAAP activity include a positive non-GAAP acquisition (disposition), net adjustment of $2.5 million, or 0.6%, and a positive foreign exchange impact of $3.1 million, or 0.8%.

The components of the fluctuations in revenues for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Millions)
June 30, 2017	$390.5		$304.5		$30.6		$55.5
Components of revenue change:
Foreign exchange impact	3.1	0.8%	—	—%	1.2	4.0%	1.9	3.4%
Non-GAAP acquisitions (dispositions), net	2.5	0.6%	$3.2	1.1%	—	—%	(0.7)	(1.3)%
Impact of adoption of ASC 606	(9.7)	(2.5)%	(6.0)	(2.0)%	3.6	11.7%	(7.3)	(13.1)%
Organic revenue growth (decline)	(6.7)	(1.7)%	(6.4)	(2.1)%	(2.3)	(7.6)%	2.0	3.7%
Total Change	$(10.8)	(2.8)%	$(9.2)	(3.0)%	$2.5	8.2%	$(4.1)	(7.4)%
June 30, 2018	$379.7		$295.3		$33.1		$51.4
The table below provides a reconciliation between the revenue from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended June 30, 2018:

	Global Integrated Agencies	Media Services		All Other		Total
	(Dollars in Millions)
GAAP revenue from 2018 acquisitions	$—	$—		$11.1		$11.1
Impact of adoption of ASC 606 from 2018 acquisitions	—	—		0.5		0.5
Contribution to non-GAAP organic revenue (growth) decline	—	—	—	(3.4)	—	(3.4)
Prior year revenue from dispositions	(0.7)	(4.5)		(0.4)		(5.6)
Non-GAAP acquisitions (dispositions), net	$(0.7)	$(4.5)		$7.7		$2.5
The geographic mix in revenues for the three months ended June 30, 2018 and 2017 is as follows:

	2018	2017
United States	77.8%	78.0%
Canada	8.7%	7.8%
Other	13.5%	14.2%
Organic revenue decline in the Advertising and Communications Group was primarily due to cutbacks and programs delays from several existing clients and a slower pace of conversion of new business. The United States and Canada had organic revenue decline of 2.1% and 7.6%, respectively. Organic revenue growth outside of North America was 3.7%, as we continue to extend capabilities into new markets throughout Europe, South America, Australia, and Asia.
The positive foreign exchange impact of $3.1 million, or 0.8%, was primarily due to the strengthening of the British Pound, Canadian dollar, and the European Euro against the U.S. dollar.

The change in expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$379.7		$390.5		$(10.8)	(2.8)%
Operating expenses
Cost of services sold	253.4	66.7%	267.8	68.6%	(14.4)	(5.4)%
Office and general expenses	70.9	18.7%	76.2	19.5%	(5.3)	(6.9)%
Depreciation and amortization	11.5	3.0%	10.5	2.7%	1.1	10.3%
	$335.8	88.4%	$354.5	90.8%	$(18.6)	(5.3)%
Operating profit	$43.9	11.6%	$36.1	9.2%	$7.8	21.7%
Operating profit in the Advertising and Communications Group for the three months ended June 30, 2018 was $43.9 million compared to $36.1 million for the three months ended June 30, 2017, representing an increase of $7.8 million. The increase in operating profit was largely due to lower expenses (see below), partially offset by a decline in revenue. The impact of the adoption of ASC 606 increased operating profit by $9.0 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $34.9 million, representing a decrease of $1.2 million compared to 2017. Operating margin decline by 20 basis points from 9.2% in 2017 to 9.0% in 2018 on an adjusted basis.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$52.6	13.8%	$75.9	19.4%	$(23.3)	(30.7)%
Staff costs (2)	224.6	59.1%	210.0	53.8%	14.6	6.9%
Administrative	47.8	12.6%	48.8	12.5%	(1.0)	(2.0)%
Deferred acquisition consideration	(5.1)	(1.3)%	4.3	1.1%	(9.4)	(217.6)%
Stock-based compensation	4.4	1.2%	5.0	1.3%	(0.6)	(12.7)%
Depreciation and amortization	11.5	3.0%	10.5	2.7%	1.1	10.3%
Total operating expenses	$335.8	88.4%	$354.5	90.8%	$(18.6)	(5.3)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the three months ended June 30, 2018 were $52.6 million compared to $75.9 million for the three months ended June 30, 2017, representing a decrease of $23.3 million, or 30.7%. As a percentage of revenue, direct costs decreased from 19.4% in 2017 to 13.8% in 2018. The decrease in direct costs was primarily due to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are accounted for as agent under ASC 606. The change resulted in a decrease in third party costs included in revenue of $18.8 million.
Staff costs in the Advertising and Communications Group for the three months ended June 30, 2018 were $224.6 million compared to $210.0 million for the three months ended June 30, 2017, representing an increase of $14.6 million, or 6.9%. As a percentage of revenue, staff costs increased from 53.8% in 2017 to 59.1% in 2018, partially due to the impact of the adoption of ASC 606. The increase in staff costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm, higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other Partner Firms.
Deferred acquisition consideration in the Advertising and Communications Group for the three months ended June 30, 2018 was income of $5.1 million, compared to an expense of $4.3 million for the three months ended June 30, 2017, representing a change of $9.4 million. This change was primarily due to the aggregate under-performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Depreciation and amortization expense in the Advertising and Communications Group for the three months ended June 30, 2018 was $11.5 million compared to $10.5 million for the three months ended June 30, 2017, representing an increase of $1.1 million.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1.2% of revenue for the three months ended June 30, 2018 and the three months ended June 30, 2017.
Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $182.6 million for the three months ended June 30, 2018 compared to revenue of $209.1 million for the three months ended June 30, 2017, representing a decrease of $26.5 million, or 12.7%. The impact of the adoption of ASC 606 reduced revenue by $11.3 million, or 5.4%. The other components of change included a decline in revenue from existing Partner Firms of $16.3 million, or 7.8%, due to cutbacks and spending delays from several existing clients and a slower pace of conversion of new business, partially offset by client wins, and a negative impact from dispositions of $0.7 million, or 0.4%, partially offset by a positive foreign exchange impact of $1.8 million, or 0.9%.
The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$182.6		$209.1		$(26.5)	(12.7)%
Operating expenses
Cost of services sold	122.3	67.0%	149.6	71.6%	(27.3)	(18.2)%
Office and general expenses	35.7	19.6%	40.1	19.2%	(4.4)	(10.9)%
Depreciation and amortization	5.3	2.9%	5.6	2.7%	(0.3)	(4.6)%
	$163.4	89.5%	$195.3	93.4%	$(31.9)	(16.3)%
Operating profit	$19.2	10.5%	$13.8	6.6%	$5.4	39.2%
Operating profit in the Global Integrated Agencies reportable segment for the three months ended June 30, 2018 was $19.2 million compared to $13.8 million for the three months ended June 30, 2017, representing an increase of $5.4 million. The increase in operating profit and margin was largely due to lower expenses, as outline below, partially offset by a decline in revenue. The impact of the adoption of ASC 606 increased operating profit by $7.2 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $12.0 million, representing a decrease of $1.8 million compared to 2017. Operating margins declined by 40 basis points from 6.6% for 2017 to 6.2% for 2018 on an adjusted basis.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$14.0	7.7%	$38.1	18.2%	$(24.2)	(63.3)%
Staff costs (2)	119.2	65.3%	119.2	57.0%	—	—%
Administrative	24.9	13.7%	27.3	13.1%	(2.4)	(8.8)%
Deferred acquisition consideration	(2.6)	(1.4)%	2.0	0.9%	(4.6)	(233.2)%
Stock-based compensation	2.6	1.4%	3.1	1.5%	(0.5)	(16.0)%
Depreciation and amortization	5.3	2.9%	5.6	2.7%	(0.3)	(4.6)%
Total operating expenses	$163.4	89.5%	$195.3	93.4%	$(31.9)	(16.3)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the three months ended June 30, 2018 were $14.0 million compared to $38.1 million for the three months ended June 30, 2017, representing a decrease of $24.2 million, or 63.3%. As a percentage of revenue, direct costs decreased from 18.2% in 2017 to 7.7% in 2018. The decrease in direct costs was primarily due to the adoption of ASC 606 which resulted in a reduction of third party costs included in revenue of $18.8 million.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment for the three months ended June 30, 2018 was income of $2.6 million compared to an expense of $2.0 million for the three months ended June 30, 2017, representing a change of $4.6 million. The change was primarily due to the aggregate under-performance of certain Partner Firms in 2018 relative to previously projected expectations.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $26.4 million for the three months ended June 30, 2018 compared to revenue of $25.5 million for the three months ended June 30, 2017, representing an increase of $0.9 million, or 3.5%. The impact of the adoption of ASC 606 increased revenue by $0.4 million. The other components of the change included a positive foreign exchange impact of $0.1 million, or 0.3% and growth in revenue growth from existing Partner Firms of $0.4 million, or 1.7%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$26.4		$25.5		$0.9	3.5%
Operating expenses
Cost of services sold	15.2	57.5%	14.5	57.0%	0.6	4.4%
Office and general expenses	5.8	22.1%	5.6	21.9%	0.2	4.2%
Depreciation and amortization	0.4	1.5%	0.4	1.6%	—	(1.7)%
	$21.4	81.1%	$20.5	80.5%	$0.9	4.2%
Operating profit	$5.0	18.9%	$5.0	19.5%	$—	0.7%
Operating profit in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2018 was $5.0 million, which was flat relative to the three months ended June 30, 2017. Operating margins declined by 60 basis points from 19.5% in 2017 to 18.9% in 2018. The adoption of ASC 606 did not have a significant impact on operating profit which was flat period over period.

The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$1.0	3.7%	$1.0	3.9%	$—	(1.5)%
Staff costs (2)	15.9	60.1%	15.8	62.0%	0.1	0.4%
Administrative	3.6	13.5%	3.2	12.4%	0.4	12.9%
Deferred acquisition consideration	—	—%	—	—%	—	(100.0)%
Stock-based compensation	0.6	2.3%	0.2	0.7%	0.4	237.0%
Depreciation and amortization	0.4	1.4%	0.4	1.6%	—	(4.3)%
Total operating expenses	$21.4	81.1%	$20.5	80.5%	$0.9	4.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $43.9 million for the three months ended June 30, 2018 compared to revenue of $44.1 million for the three months ended June 30, 2017, representing a decrease of $0.2 million, or 0.4%. The impact of the adoption of ASC 606 increased revenue by $4.7 million, or 10.7%. The other components of the change included a decline in revenue from Partner Firms of $5.2 million, or 11.9%, and a positive foreign exchange impact of $0.4 million, or 0.8%.
The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$43.9		$44.1		$(0.2)	(0.4)%
Operating expenses
Cost of services sold	28.5	65.0%	31.5	71.4%	(3.0)	(9.4)%
Office and general expenses	8.6	19.6%	7.1	16.1%	1.5	21.1%
Depreciation and amortization	1.0	2.3%	1.2	2.8%	(0.2)	(15.9)%
	$38.2	86.9%	$39.8	90.3%	$(1.6)	(4.1)%
Operating profit	$5.8	13.1%	$4.3	9.7%	$1.5	34.1%
Operating profit in the Specialist Communications reportable segment for the three months ended June 30, 2018 was $5.8 million compared to $4.3 million for the three months ended June 30, 2017, representing an increase of $1.5 million, or 34.1%. Operating margins improved by 340 basis points from 9.7% in 2017 to 13.1% in 2018. The increase in operating profit and margin was primarily due to a decrease in direct costs.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$10.0	22.7%	$12.0	27.2%	$(2.0)	(16.7)%
Staff costs (2)	21.0	47.9%	20.1	45.5%	0.9	4.7%
Administrative	5.7	13.0%	5.3	12.0%	0.4	7.3%
Deferred acquisition consideration	0.3	0.6%	0.1	0.3%	0.2	120.6%
Stock-based compensation	0.2	0.4%	1.1	2.5%	(0.9)	(85.0)%
Depreciation and amortization	1.0	2.3%	1.2	2.8%	(0.2)	(15.9)%
Total operating expenses	$38.2	86.9%	$39.8	90.3%	$(1.6)	(4.1)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Media Services
Revenue in the Media Services reportable segment was $33.3 million for the three months ended June 30, 2018 compared to revenue of $42.6 million for the three months ended June 30, 2017, representing a decrease of $9.4 million, or 21.9%. The impact of the adoption of ASC 606 reduced revenue by $0.7 million, or 1.7%. The other components of the change included a negative impact from the LocalBizNow disposition in the third quarter of 2017 of $4.5 million, or 10.4%, and a decline in revenue from existing Partner Firms of $4.5 million, or 10.5%. These declines were primarily due to delays in program spend by certain clients and a slower pace of conversion of new business.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$33.3		$42.6		$(9.4)	(21.9)%
Operating expenses
Cost of services sold	25.0	74.9%	27.4	64.2%	(2.4)	(8.9)%
Office and general expenses	8.8	26.3%	10.2	23.9%	(1.4)	(14.0)%
Depreciation and amortization	0.8	2.3%	1.1	2.6%	(0.3)	(31.0)%
	$34.5	103.6%	$38.7	90.7%	$(4.2)	(10.9)%
Operating (loss) profit	$(1.2)	(3.6)%	$4.0	9.3%	$(5.1)	(129.9)%
Operating loss in the Media Services reportable segment for the three months ended June 30, 2018 was $1.2 million compared to an operating profit of $4.0 million for the three months ended June 30, 2017, representing a decrease of $5.1 million, or 129.9%. Operating margins declined from a profit margin of 9.3% in 2017 to a loss margin of 3.6% in 2018. The decrease in operating profit and margin was largely due to a decline in revenue, partially offset by a decline in direct costs pertaining to the LocalBizNow disposition. The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.1	24.4%	$10.8	25.2%	$(2.6)	(24.4)%
Staff costs (2)	20.2	60.8%	20.7	48.4%	(0.4)	(2.0)%
Administrative	5.1	15.4%	5.9	13.7%	(0.7)	(12.8)%
Deferred acquisition consideration	0.1	0.4%	0.1	0.3%	—	(11.7)%
Stock-based compensation	0.1	0.3%	0.2	0.4%	(0.1)	(48.2)%
Depreciation and amortization	0.8	2.3%	1.1	2.6%	(0.3)	(31.0)%
Total operating expenses	$34.5	103.6%	$38.7	90.7%	$(4.2)	(10.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
All Other
Revenue in the All Other category was $93.5 million for the three months ended June 30, 2018 compared to revenue of $69.2 million for the three months ended June 30, 2017, representing an increase of $24.3 million, or 35.2%. The impact of the adoption of ASC 606 decreased revenue by $2.9 million, or 4.1%. The other components of the change included revenue growth from existing Partner Firms of $15.5 million, or 22.4%, primarily in experiential and healthcare, revenue contributions of $11.1 million from an acquired Partner Firm, and a positive foreign exchange impact of $0.6 million, or 0.8%, partially offset by a negative impact from dispositions of $0.4 million, or 0.6%.
The change in expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$93.5		$69.2		$24.3	35.2%
Operating expenses
Cost of services sold	62.4	66.7%	44.8	64.7%	17.6	39.3%
Office and general expenses	12.0	12.8%	13.2	19.1%	(1.2)	(9.2)%
Depreciation and amortization	4.0	4.3%	2.1	3.1%	1.9	87.7%
	$78.4	83.8%	$60.1	86.9%	$18.3	30.4%
Operating profit	$15.1	16.2%	$9.0	13.1%	$6.1	67.1%
Operating profit in the All Other category for the three months ended June 30, 2018 was $15.1 million compared to of $9.0 million for the three months ended June 30, 2017, representing an increase of $6.1 million. Operating margins increased by 310 basis points from 13.1% in 2017 to 16.2% in 2018. The increase in operating margins was primarily due to increased revenue and decreased deferred acquisition consideration, partially offset by increased direct costs and staff costs. The impact of the adoption of ASC 606 increased operating profit by $2.9 million. Excluding the impact of adoption, the increase in operating profit was largely due to a decline in deferred acquisition consideration adjustments.

The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$19.5	20.9%	$14.0	20.3%	$5.5	39.3%
Staff costs (2)	48.3	51.6%	34.3	49.6%	14.0	40.7%
Administrative	8.5	9.1%	7.1	10.3%	1.4	19.6%
Deferred acquisition consideration	(2.9)	(3.1)%	2.1	3.0%	(4.9)	(238.5)%
Stock-based compensation	0.9	1.0%	0.5	0.7%	0.4	84.1%
Depreciation and amortization	4.0	4.3%	2.1	3.1%	1.9	87.7%
Total operating expenses	$78.4	83.8%	$60.1	86.9%	$18.3	30.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the All Other category for the three months ended June 30, 2018 were $19.5 million compared to $14.0 million for the three months ended June 30, 2017, representing an increase of $5.5 million, or 39.3%. As a percentage of revenue, direct costs increased from 20.3% in 2017 to 20.9% in 2018. The change was due to an increase in costs incurred on the client’s behalf from some of our Partner Firms acting as principal.
Staff costs in the All Other category for the three months ended June 30, 2018 were $48.3 million compared to $34.3 million for the three months ended June 30, 2017, representing an increase of $14.0 million, or 40.7%. As a percentage of revenue, staff costs increased from 49.6% in 2017 to 51.6% in 2018. The change was due to contributions from an acquired Partner Firm and increased staffing for certain Partner Firms to support revenue growth.
Deferred acquisition consideration in the All Other category for the three months ended June 30, 2018 was income of $2.9 million compared to an expense of $2.1 million for the three months ended June 30, 2017, representing a change of $4.9 million. The change was primarily due to the aggregate under-performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Corporate
The change in operating expenses for Corporate for the three months ended June 30, 2018 and 2017 was as follows:

	2018	2017	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$6.4	$5.3	$1.1	20.1%
Administrative	5.4	3.6	1.8	51.0%
Stock-based compensation	1.2	0.5	0.7	136.2%
Depreciation and amortization	0.2	0.3	(0.1)	(46.5)%
Total operating expenses	$13.1	$9.7	$3.5	35.6%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the three months ended June 30, 2018 were $13.1 million compared to $9.7 million for the three months ended June 30, 2017, representing an increase of $3.5 million, or 35.6%.
Staff costs for Corporate for the three months ended June 30, 2018 were $6.4 million compared to $5.3 million for the three months ended June 30, 2017, representing an increase of $1.1 million, or 20.1%. The increase was primarily due to increased executive incentive compensation over the prior year period.
Administrative costs for Corporate for the three months ended June 30, 2018 were $5.4 million compared to $3.6 million for the three months ended June 30, 2017, representing an increase of $1.8 million, or 51.0%. This increase was primarily related to an increase in professional fees of $1.5 million, inclusive of fees related to the implementation of ASC 606, which was adopted effective January 1, 2018.
Other, Net
Other, net, for the three months ended June 30, 2018 was expense of $6.0 million compared to income of $6.6 million for the three months ended June 30, 2017, representing a change of $12.6 million. The change was primarily related to a foreign exchange loss of $6.5 million in 2018 compared to a foreign exchange gain of $6.4 million in 2017. The foreign exchange loss in 2018 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the strengthening of the Canadian dollar over the U.S. dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended June 30, 2018 was $16.9 million compared to $15.5 million for the three months ended June 30, 2017, representing an increase of $1.4 million.
Income Tax Expense (Benefit)
The Company’s effective tax rate for the three months ended June 30, 2018 was 24.8% compared to 26.6% for the three months ended June 30, 2017, representing a decrease of 1.8%. Income tax expense for the three months ended June 30, 2018 was $2.0 million compared to $4.6 million for the three months ended June 30, 2017, representing a decrease of $2.6 million.  The variance in the effective tax rate year over year was primarily driven by certain discrete items in the current and prior period related to the remeasurement of tax balances as well as the benefit of U.S. losses which are no longer subject to a valuation allowance.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income attributable to equity-accounted affiliate operations. The Company recorded a minimal loss for the three months ended June 30, 2018 compared to income of $0.6 million for the three months ended June 30, 2017.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended June 30, 2018 was $2.5 million compared to $2.2 million for the three months ended June 30, 2017.

Net Income Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the three months ended June 30, 2018 was $1.1 million, or $0.02 per diluted share, compared to net income attributable to MDC Partners Inc. common shareholders of $8.0 million, or $0.14 per diluted share, for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue was $706.7 million for the six months ended June 30, 2018 compared to revenue of $735.2 million for the six months ended June 30, 2017, representing a decrease of $28.5 million, or 3.9%. The impact of the adoption of ASC 606 reduced revenue by $31.0 million, or 4.2%, primarily due to the shift in treatment of third party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other components of the change in revenue included revenue contributions from an acquired Partner Firm of $11.1 million and a positive foreign exchange impact of $8.6 million, or 1.2%, partially offset by a negative impact from dispositions of $10.9 million, or 1.5% and revenue decline from existing Partner Firms of $6.8 million, or 0.9%.
Operating profit for the six months ended June 30, 2018 was $16.1 million compared to an operating profit of $34.8 million for the six months ended June 30, 2017, representing a decrease of $18.6 million. The change was primarily driven by a decline in operating profit in the Advertising and Communications Group of $9.7 million and an increase in Corporate operating expenses of $9.0 million, including impairment of a long-lived asset of $2.3 million recognized during the first quarter of 2018. The impact of the adoption of ASC 606 increased operating profit by $3.0 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $13.1 million, representing a decrease of $21.7 million compared to 2017.

Net loss was $22.6 million for the six months ended June 30, 2018 compared to net income of $3.8 million for the six months ended June 30, 2017, representing a decline in net income of $26.4 million. The decrease was primarily attributable to a negative impact from foreign exchange of $22.1 million and a decline in operating profit of $18.6 million, partially offset by a favorable change from income taxes of $15.0 million.
Net loss attributable to MDC Partners Inc. common shareholders was $30.1 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017, representing a net loss increase of $28.4 million. The change was primarily driven by the fluctuations detailed above.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue was $706.7 million for the six months ended June 30, 2018 compared to revenue of $735.2 million for the six months ended June 30, 2017, representing a decrease of $28.5 million, or 3.9%. The impact of the adoption of ASC 606 reduced revenue by $31.0 million, or 4.2%, primarily due to the shift in treatment of third party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other components of the change in revenue included revenue contributions from an acquired Partner Firm of $11.1 million and a positive foreign exchange impact of $8.6 million, or 1.2%, partially offset by a negative impact from dispositions of $10.9 million, or 1.5% and a decline in revenue from existing Partner Firms of $6.8 million, or 0.9%. Excluding the impact of the adoption of ASC 606, revenue growth was attributable to new client wins, partially offset by cutbacks and delays from several existing clients. There was wide variation in performance by client sector. Excluding the impact of the adoption of ASC 606, revenue growth was led by transportation and travel/lodging, healthcare, and financials, partially offset by declines led by automotive, communications, and consumer products.
Revenue growth in the Advertising and Communications Group was mixed across the geographic regions with growth in Canada of 4.2%, offset by declines of 4.7% and 3.6% in the United States and other regions outside of North America, respectively. The adoption of ASC 606 had a significant impact on reported growth rates for all geographic regions. The impact increased revenue in Canada by 4.4%, and decreased revenue in the United States and outside of North America by 2.7% and 19.5%, respectively.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the six months ended June 30, 2018, organic revenue declined $3.4 million, or 0.5%, of which $6.8 million, or 0.9% pertained to Partner Firms which the Company has owned throughout each of the comparable periods presented. The remaining organic revenue growth of $3.4 million, or 0.5% was generated from an acquired Partner Firm. The other components of non-GAAP activity included a negative non-GAAP acquisition (disposition), net adjustment of $2.8 million, or 0.4%, and a positive foreign exchange impact of $8.6 million, or 1.2%.
The components of the fluctuations in revenues for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Millions)
June 30, 2017	$735.2		$579.1		$57.1		$99.0
Components of revenue change:
Foreign exchange impact	8.6	1.2%	—	—%	2.4	4.2%	6.2	6.3%
Non-GAAP acquisitions (dispositions), net	(2.8)	(0.4)%	$(0.8)	(0.1)%	—	—%	(1.9)	(1.9)%
Impact of adoption of ASC 606	(31.0)	(4.2)%	(15.0)	(2.6)%	2.6	4.6%	(18.6)	(18.8)%
Organic revenue growth (decline)	(3.4)	(0.5)%	(11.5)	(2.0)%	(2.6)	(4.6)%	10.7	10.8%
Total Change	$(28.5)	(3.9)%	$(27.4)	(4.7)%	$2.4	4.2%	$(3.6)	(3.6)%
June 30, 2018	$706.7		$551.8		$59.5		$95.5

The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the six months ended June 30, 2018:

	Global Integrated Agencies	Media Services		All Other		Total
	(Dollars in Millions)
GAAP revenue from 2018 acquisitions	$—	$—		$11.1		$11.1
Impact from adoption of ASC 606	—	—		0.5		0.5
Contribution to non-GAAP organic revenue (growth) decline (2)	—	—	—	(3.4)	—	(3.4)
Prior year revenue from dispositions	(1.9)	(8.2)		(0.8)		(10.9)
Non-GAAP acquisitions (dispositions), net	$(1.9)	$(8.2)		$7.3		$(2.8)
The geographic mix in revenues for the six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
United States	78.1%	78.8%
Canada	8.4%	7.8%
Other	13.5%	13.4%
Organic revenue decline in the Advertising and Communications Group was primarily due to a cutbacks and spending delays from several existing clients and a slower pace of conversion of new business. The United States and Canada had organic revenue decline of 2.0% and 4.6%, respectively. Organic revenue growth outside of North America was 10.8% as we continue to extend capabilities into new markets throughout Europe, South America, Australia, and Asia.
The positive foreign exchange impact of $8.6 million, or 1.2%, was primarily due to the strengthening of the Swedish Króna, the Canadian dollar, the British Pound, and the European Euro against the U.S. dollar.
The change in expenses as a percentage of revenue in the Advertising and Communications Group for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$706.7		$735.2		$(28.5)	(3.9)%
Operating expenses
Cost of services sold	496.4	70.2%	505.4	68.7%	(9.0)	(1.8)%
Office and general expenses	143.2	20.3%	155.7	21.2%	(12.5)	(8.0)%
Depreciation and amortization	23.7	3.4%	21.1	2.9%	2.6	12.5%
	$663.4	93.9%	$682.2	92.8%	$(18.8)	(2.8)%
Operating profit	$43.4	6.1%	$53.0	7.2%	$(9.7)	(18.3)%
Operating profit in the Advertising and Communications Group for the six months ended June 30, 2018 was $43.4 million compared to an operating profit of $53.0 million for the six months ended June 30, 2017, representing a decrease of $9.7 million, or 18.3%. The impact of the adoption of ASC 606 increased operating profit by $3.0 million. The decrease in operating profit and margin was largely due to a decline in revenue, partially offset by a decreased in operating costs, as outlined below. Excluding the impact of the adoption of ASC 606, operating profit would have been $40.4 million, representing a decrease of $12.6 million compared to 2017. Operating margins declined by 170 basis points 7.2% in 2017 to 5.5% in 2018 on an adjusted basis.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$101.1	14.3%	$129.9	17.7%	$(28.8)	(22.2)%
Staff costs (2)	437.7	61.9%	411.6	56.0%	26.1	6.3%
Administrative	95.2	13.5%	94.5	12.9%	0.7	0.7%
Deferred acquisition consideration	(2.5)	(0.4)%	15.7	2.1%	(18.2)	(115.8)%
Stock-based compensation	8.2	1.2%	9.4	1.3%	(1.2)	(12.8)%
Depreciation and amortization	23.7	3.4%	21.1	2.9%	2.6	12.5%
Total operating expenses	$663.4	93.9%	$682.2	92.8%	$(18.8)	(2.8)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Advertising and Communications Group for the six months ended June 30, 2018 were $101.1 million compared to $129.9 million for the six months ended June 30, 2017, representing a decrease of $28.8 million, or 22.2%. As a percentage of revenue, direct costs decreased from 17.7% in 2017 to 14.3% in 2018. The decrease in direct costs was primarily due to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are accounted for as agent under ASC 606. The change resulted in a decrease in third party costs included in revenue of $34.0 million.
Staff costs in the Advertising and Communications Group for the six months ended June 30, 2018 were $437.7 million compared to $411.6 million for the six months ended June 30, 2017, representing an increase of $26.1 million, or 6.3%. As a percentage of revenue, staff costs increased from 56.0% in 2017 to 61.9% in 2018, partially due to the impact of the adoption of ASC 606. The increase in staff costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm and higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other firms.
Deferred acquisition consideration in the Advertising and Communications Group for the six months ended June 30, 2018 was income of $2.5 million compared to an expense $15.7 million for the six months ended June 30, 2017, representing a change of $18.2 million. The change pertained to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2017, as well as an increased estimated liability in 2017 driven by the decrease in the Company’s stock price pertaining to an acquired Partner Firm in which the Company used its equity as purchase consideration. These changes were partially offset by the aggregate under-performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Depreciation and amortization expense in the Advertising and Communications Group for the six months ended June 30, 2018 was $23.7 million compared to $21.1 million for the six months ended June 30, 2017, representing an increase of $2.6 million.
Stock-based compensation in the Advertising and Communications Group remained consistent at approximately 1.2% of revenue for the six months ended June 30, 2018 and for the six months ended June 30, 2017.
Global Integrated Agencies
Revenue in the Global Integrated Agencies reportable segment was $333.0 million for the six months ended June 30, 2018 compared to revenue of $388.3 million for the six months ended June 30, 2017, representing a decrease of $55.4 million, or 14.3%. The impact of the adoption of ASC 606 reduced revenue by $33.8 million, or 8.7%. The other components of change included a decline in revenue from existing Partner Firms of $25.5 million, or 6.6%, due to cutbacks and spending delays from several existing clients and a slower pace of conversion of new business, partially offset by client wins, and a negative impact from dispositions of $1.9 million, or 0.5%, partially offset by a positive foreign exchange impact of $5.8 million, or 1.5%.

The change in expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$333.0		$388.3		$(55.4)	(14.3)%
Operating expenses
Cost of services sold	242.8	72.9%	279.5	72.0%	(36.7)	(13.1)%
Office and general expenses	73.3	22.0%	84.1	21.6%	(10.7)	(12.8)%
Depreciation and amortization	13.3	4.0%	11.5	3.0%	1.8	15.6%
	$329.5	99.0%	$375.1	96.6%	$(45.6)	(12.2)%
Operating profit	$3.5	1.0%	$13.2	3.4%	$(9.7)	(73.7)%
Operating profit in the Global Integrated Agencies reportable segment for the six months ended June 30, 2018 was $3.5 million compared to $13.2 million for the six months ended June 30, 2017, representing a decrease of $9.7 million. The decrease in operating profit and margin was due to a decline in revenue, partially offset by decreased costs, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $0.2 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $3.3 million, representing a decrease of $9.9 million compared to 2017. Operating margins declined by 250 basis points 3.4% for 2017 to 0.9% for 2018 on an adjusted basis. .
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$22.7	6.8%	$60.6	15.6%	$(37.9)	(62.6)%
Staff costs (2)	238.5	71.6%	234.1	60.3%	4.4	1.9%
Administrative	51.0	15.3%	52.3	13.5%	(1.3)	(2.5)%
Deferred acquisition consideration	(1.2)	(0.4)%	10.5	2.7%	(11.6)	(111.2)%
Stock-based compensation	5.1	1.5%	6.1	1.6%	(0.9)	(15.4)%
Depreciation and amortization	13.3	4.0%	11.5	3.0%	1.8	15.6%
Total operating expenses	$329.5	99.0%	$375.1	96.6%	$(45.6)	(12.2)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the six months ended June 30, 2018 were $22.7 million compared to $60.6 million for the six months ended June 30, 2017 representing a decrease of $37.9 million, or 62.6%. As a percentage of revenue, direct costs decreased from 15.6% in 2017 to 6.8% in 2018. The decrease in direct costs was primarily due to the adoption of ASC 606 which resulted in a reduction of third party costs included in revenue of $34.0 million.
Staff costs in the Global Integrated Agencies reportable segment for the six months ended June 30, 2018 were $238.5 million compared to $234.1 million for the six months ended June 30, 2017, representing an increase of $4.4 million, or 1.9%. As a percentage of revenue, staff costs increased from 60.3% in 2017 to 71.6% in 2018 partially due to the impact of the adoption of ASC 606. The increase in staff costs and as a percentage of revenue was primarily due to higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other firms.
Deferred acquisition consideration in the Global Integrated Agencies reportable segment for the six months ended June 30, 2018 was income of $1.2 million compared to an expense of $10.5 million for the six months ended June 30, 2017, representing a change of $11.6 million, or 111.2%. The change pertained to amendments to purchase agreements of previously acquired incremental ownership interests entered into during 2017, as well as an increased estimated liability in 2017 driven by the decrease in the Company’s stock price pertaining to an acquired Partner Firm in which the Company used its equity as purchase consideration.

These changes were partially offset by the aggregate under-performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Domestic Creative Agencies
Revenue in the Domestic Creative Agencies reportable segment was $50.7 million for the six months ended June 30, 2018 compared to revenue of $49.2 million for the six months ended June 30, 2017, representing an increase of $1.5 million, or 3.0%. The impact of the adoption of ASC 606 increased revenue by $1.4 million, or 2.9%. The other components of the change included a positive foreign exchange impact of $0.2 million, or 0.4%, offset by a decline in revenue growth from existing Partner Firms of $0.1 million, or 0.3%.
The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$50.7		$49.2		$1.5	3.0%
Operating expenses
Cost of services sold	30.2	59.5%	28.4	57.8%	1.7	6.0%
Office and general expenses	10.8	21.4%	11.2	22.8%	(0.4)	(3.2)%
Depreciation and amortization	0.8	1.6%	0.8	1.6%	—	(1.0)%
	$41.8	82.4%	$40.4	82.2%	$1.3	3.3%
Operating profit	$8.9	17.6%	$8.8	17.8%	$0.1	1.5%
Operating profit in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2018 was $8.9 million, which was flat relative to the six months ended June 30, 2017. Operating margins declined by 20 basis points from 17.8% in 2017 to 17.6% in 2018. The adoption of ASC 606 did not have a significant impact on operating profit which was flat period over period.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$1.8	3.5%	$1.9	3.9%	$(0.2)	(7.9)%
Staff costs (2)	32.1	63.3%	31.0	62.9%	1.1	3.6%
Administrative	6.4	12.6%	6.1	12.3%	0.3	5.3%
Deferred acquisition consideration	—	—%	0.4	0.7%	(0.4)	(100.0)%
Stock-based compensation	0.8	1.5%	0.3	0.7%	0.4	122.5%
Depreciation and amortization	0.8	1.6%	0.8	1.6%	—	(1.0)%
Total operating expenses	$41.8	82.4%	$40.4	82.2%	$1.3	3.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Specialist Communications
Revenue in the Specialist Communications reportable segment was $87.1 million for the six months ended June 30, 2018 compared to revenue of $84.8 million for the six months ended June 30, 2017, representing an increase of $2.3 million, or 2.7%. The impact of the adoption of ASC 606 increased revenue by $4.6 million, or 5.4%. The other components of the change included revenue decline from Partner Firms of $3.0 million, or 3.6%, and a positive foreign exchange impact of $0.7 million, or 0.9%.

The change in expenses as a percentage of revenue in the Specialist Communications reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$87.1		$84.8		$2.3	2.7%
Operating expenses
Cost of services sold	58.3	66.9%	58.8	69.3%	(0.5)	(0.9)%
Office and general expenses	17.0	19.5%	15.0	17.6%	2.1	13.7%
Depreciation and amortization	2.0	2.3%	2.4	2.9%	(0.4)	(16.7)%
	$77.3	88.8%	$76.2	89.8%	$1.1	1.5%
Operating profit	$9.8	11.2%	$8.6	10.2%	$1.1	13.3%
Operating profit in the Specialist Communications reportable segment for the six months ended June 30, 2018 was $9.8 million compared to $8.6 million for the six months ended June 30, 2017, representing an increase of $1.1 million, or 13.3%. The impact of the adoption of ASC 606 increased operating profit by $4.6 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $5.2 million, representing a decrease of $3.4 million compared to 2017. Operating margins declined by 390 basis points from 10.2% in 2017 to 6.3% in 2018 on an adjusted basis. Excluding the impact of the adoption of ASC 606, the decrease in operating profit was primarily due to decline in revenue and an increase in staff costs.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$20.3	23.4%	$20.8	24.5%	$(0.4)	(2.1)%
Staff costs (2)	42.3	48.6%	40.1	47.3%	2.2	5.4%
Administrative	11.3	13.0%	10.7	12.7%	0.6	5.2%
Deferred acquisition consideration	0.8	0.9%	0.5	0.6%	0.3	71.5%
Stock-based compensation	0.5	0.6%	1.6	1.9%	(1.1)	(68.9)%
Depreciation and amortization	2.0	2.3%	2.4	2.9%	(0.4)	(16.7)%
Total operating expenses	$77.3	88.8%	$76.2	89.8%	$1.1	1.5%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Staff costs in the Specialist Communications reportable segment for the six months ended June 30, 2018 were $42.3 million compared to $40.1 million for the six months ended June 30, 2017, representing an increase of $2.2 million, or 5.4%. The increase in staff costs are primarily due to higher headcount at certain Partner Firms to support the growth of their businesses.
Media Services
Revenue in the Media Services reportable segment was $69.4 million for the six months ended June 30, 2018 compared to revenue of $83.9 million for the six months ended June 30, 2017, representing a decrease of $14.5 million, or 17.2%. The impact of the adoption of ASC 606 reduced revenue by $0.7 million, or 0.9%. The other components of the change included a negative impact from the LocalBizNow disposition in the third quarter of 2017 of $8.2 million, or 9.7%, and a decline in revenue from existing Partner Firms of $6.2 million, or 7.4%.
The change in expenses as a percentage of revenue in the Media Services reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$69.4		$83.9		$(14.5)	(17.2)%
Operating expenses
Cost of services sold	51.8	74.5%	54.8	65.3%	(3.0)	(5.5)%
Office and general expenses	17.1	24.7%	20.3	24.1%	(3.1)	(15.5)%
Depreciation and amortization	1.5	2.2%	2.2	2.6%	(0.7)	(30.9)%
	$70.4	101.4%	$77.3	92.1%	$(6.9)	(8.9)%
Operating (loss) profit	$(1.0)	(1.4)%	$6.6	7.9%	$(7.6)	(114.8)%
Operating loss in the Media Services reportable segment for the six months ended June 30, 2018 was $1.0 million compared to operating profit of $6.6 million for the six months ended June 30, 2017, representing a decrease of $7.6 million, or 114.8%. Operating margins declined from a profit margin of 7.9% in 2017 to a loss margin of 1.4% in 2018. The decrease in operating profit and margin was largely due to a decline in revenue and an increase in direct costs as a percentage of revenue, partially offset by a decrease in direct costs and staff costs.
The adoption of ASC 606 did not have a significant impact on operating profit.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$18.5	26.6%	$21.1	25.1%	$(2.6)	(12.4)%
Staff costs (2)	39.5	56.9%	41.3	49.2%	(1.8)	(4.3)%
Administrative	10.5	15.2%	12.0	14.4%	(1.5)	(12.6)%
Deferred acquisition consideration	0.2	0.3%	0.3	0.4%	(0.1)	(33.1)%
Stock-based compensation	0.2	0.2%	0.3	0.4%	(0.2)	(49.3)%
Depreciation and amortization	1.5	2.2%	2.2	2.6%	(0.7)	(30.9)%
Total operating expenses	$70.4	101.4%	$77.3	92.1%	$(6.9)	(8.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the Media Services reportable segment for the six months ended June 30, 2018 were $18.5 million compared to $21.1 million for the six months ended June 30, 2017, representing a decreased of $2.6 million, or 12.4%. The decrease in direct costs are primarily due to the disposition of LocalBizNow.
All Other
Revenue in the All Other category was $166.5 million for the six months ended June 30, 2018 compared to revenue of $129.0 million for the six months ended June 30, 2017, representing an increase of $37.5 million, or 29.1%. The impact of the adoption of ASC 606 reduced revenue by $2.5 million, or 1.9%. The other components of the change included revenue growth from existing Partner Firms of $31.5 million, or 24.4%, primarily in experiential and healthcare, revenue contributions from an acquired Partner Firm of $11.1 million, and a positive impact from foreign exchange of $1.3 million, or 1.0%, partially offset by a negative impact from dispositions of $0.8 million, or 0.6%.

The change in expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$166.5		$129.0		$37.5	29.1%
Operating expenses
Cost of services sold	113.4	68.1%	83.8	65.0%	29.6	35.3%
Office and general expenses	25.0	15.0%	25.3	19.6%	(0.3)	(1.3)%
Depreciation and amortization	6.0	3.6%	4.1	3.1%	1.9	48.0%
	$144.4	86.7%	$113.2	87.7%	$31.2	27.6%
Operating profit	$22.2	13.3%	$15.8	12.3%	$6.3	40.0%
Operating profit in the All Other category for the six months ended June 30, 2018 was $22.2 million compared to operating profit of $15.8 million for the six months ended June 30, 2017, representing an increase of $6.3 million. The impact of the adoption of ASC 606 increased operating profit by $2.5 million. Operating margins improved by 270 basis points from a margin of 12.3% in 2017 to 15% in 2018 on an adjusted basis. Excluding the impact of the adoption of ASC 606, the increase in operating profit and margin was largely due to revenue growth and lower deferred acquisition consideration, partially offset by increased staff costs and direct costs.
The change in the categories of expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$37.9	22.7%	$25.5	19.8%	$12.4	48.5%
Staff costs (2)	85.3	51.2%	65.1	50.5%	20.2	31.0%
Administrative	16.0	9.6%	13.4	10.4%	2.6	19.4%
Deferred acquisition consideration	(2.3)	(1.4)%	4.1	3.2%	(6.5)	(156.3)%
Stock-based compensation	1.6	1.0%	1.0	0.8%	0.6	58.1%
Depreciation and amortization	6.0	3.6%	4.1	3.1%	1.9	48.0%
Total operating expenses	$144.4	86.7%	$113.2	87.7%	$31.2	27.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs in the All Other category for the six months ended June 30, 2018 were $37.9 million compared to $25.5 million for the six months ended June 30, 2017, representing an increase of $12.4 million, or 48.5%. As a percentage of revenue, direct costs increased from 19.8% in 2017 to 22.7% in 2018. The change was primarily due to an increase in costs incurred on the client’s behalf from certain Partner Firms acting as principal.
Staff costs in the All Other category for the six months ended June 30, 2018 were $85.3 million compared to $65.1 million for the six months ended June 30, 2017, representing an increase of $20.2 million, or 31.0%. As a percentage of revenue, staff costs increased from 50.5% in 2017 to 51.2% in 2018. The change was primarily due to contributions from an acquired Partner Firm and an expansion in workforce in certain Partner Firms to support revenue growth.
Deferred acquisition consideration in the All Other category for the six months ended June 30, 2018 was income of $2.3 million compared to an expense $4.1 million for the six months ended June 30, 2017, representing a change of $6.5 million. The change was largely due the aggregate under-performance of certain Partner Firms in 2018 relative to the previously projected expectations.

Corporate
The change in operating expenses for Corporate for the six months ended June 30, 2018 and 2017 was as follows:

	2018	2017	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$11.7	$9.5	$2.2	23.1%
Administrative	10.3	7.0	3.3	47.4%
Stock-based compensation	2.5	1.1	1.3	120.2%
Depreciation and amortization	0.4	0.6	(0.2)	(36.8)%
Other asset impairment	2.3	—	2.3	NM
Total operating expenses	$27.2	$18.3	$9.0	49.0%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate for the six months ended June 30, 2018 were $27.2 million compared to $18.3 million for the six months ended June 30, 2017, representing an increase of $9.0 million, or 49.0%.
Staff costs for Corporate for the six months ended June 30, 2018 were $11.7 million compared to $9.5 million for the six months ended June 30, 2017, representing an increase of $2.2 million, or 23.1%. The increase was primarily due to increased executive incentive compensation over the prior year period.
Administrative costs for Corporate for the six months ended June 30, 2018 were $10.3 million compared to $7.0 million for the six months ended June 30, 2017, representing an increase of $3.3 million, or 47.4%. This increase was primarily related to an increase in professional fees of $2.9 million, inclusive of fees related to the implementation of ASC 606, which was adopted effective January 1, 2018.
For the six months ended June 30, 2018, the Company incurred a $2.3 million other asset impairment charge.
Other, Net
Other, net, for the six months ended June 30, 2018 was an expense of $12.2 million compared to income of $9.2 million for the six months ended June 30, 2017, representing a change of $21.4 million. The change was primarily related to a foreign exchange loss of $13.2 million in 2018 compared to a foreign exchange gain of $8.9 million in 2017. The foreign exchange loss in 2018 primarily relates to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company and was driven by the strengthening of the Canadian dollar against the U.S. dollar in the period.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the six months ended June 30, 2018 was $32.9 million compared to $32.1 million for the six months ended June 30, 2017, representing an increase of $0.7 million.
Income Tax Expense (Benefit)
Income tax benefit for the six months ended June 30, 2018 was $6.4 million compared to an expense of $8.6 million for the six months ended June 30, 2017, representing a decrease of $15.0 million. The variance in the tax expense year over year was primarily driven by certain discrete items in the current and prior period related to the remeasurement of tax balances. In the prior year, the Company also recorded a valuation allowance against its U.S. income, which was released in the fourth quarter of 2017. The effective tax rate in the current year also includes the benefit of U.S. losses which are no longer subject to a valuation allowance.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity-accounted affiliate operations. The Company recorded minimal income for the six months ended June 30, 2018 compared to income of $0.5 million for the six months ended June 30, 2017.
Noncontrolling Interests
The effect of noncontrolling interests for the six months ended June 30, 2018 was income of $3.4 million compared to $3.1 million for the six months ended June 30, 2017.

Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the six months ended June 30, 2018 was $30.1 million, or $0.53 per diluted share, compared to net loss attributable to MDC Partners Inc. common shareholders of $1.7 million, or $0.03 per diluted share, for the six months ended June 30, 2017.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

Dollars in millions	As of and for the six months ended June 30, 2018	As of and for the six months ended June 30, 2017	As of and for the year ended December 31, 2017

Cash and cash equivalents	$25.0	$20.3	$46.2
Working capital (deficit)	$(177.0)	$(263.7)	$(232.9)
Cash (used in) provided by operating activities	$(61.7)	$(0.7)	$115.3
Cash used in investing activities	$(36.1)	$(22.9)	$(20.9)
Cash provided by (used in) financing activities	$76.3	$17.1	$(75.4)
Ratio of long-term debt to shareholders' deficit	(6.52)	(2.28)	(5.68)
As of June 30, 2018 and 2017 and December 31, 2017, $47.9 million, $5.5 million, and $4.6 million, respectively, of the Company’s consolidated cash position was held by subsidiaries in trust, and was available for use against the trust liability, with the remaining available to fund their operating activities. Although this amount is available to the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At June 30, 2018, the Company had $121.9 million available under the Credit Agreement.
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
Working Capital
At June 30, 2018, the Company had a working capital deficit of $177.0 million compared to a deficit of $232.9 million at December 31, 2017. Working capital deficit decreased by $55.9 million primarily due to timing of media payments, partially offset by net borrowings on the Company’s credit agreement. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. At June 30, 2018, the Company had $115.2 million of borrowings outstanding under its Credit Agreement. The Company includes amounts due to noncontrolling interest holders, for their share of profits, in accrued and other liabilities. At June 30, 2018, $4.8 million remained outstanding to be distributed to noncontrolling interest holders over the next twelve months.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2018 was $61.7 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments, as well as acquisition related contingent consideration payments.
Cash flows used in operating activities for the six months ended June 30, 2017 was $0.7 million, primarily reflecting unfavorable working capital requirements, driven by timing of accounts receivable, as well as acquisition related contingent consideration payments, partially offset by earnings during the period.

Investing Activities
During the six months ended June 30, 2018, cash flows used in investing activities was $36.1 million, and consisted of cash paid of $27.3 million for the acquisition of Instrument and capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $9.7 million, of which $5.5 million was incurred by the Global Integrated Agencies segment.
During the six months ended June 30, 2017, cash flows used in investing activities was $22.9 million, and consisted of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $21.2 million, of which $15.7 million was incurred by the Global Integrated Agencies segment, $1.3 million for deposits and $0.5 million for other investments.
Financing Activities
During the six months ended June 30, 2018, cash flows provided by financing activities was $76.3 million, primarily driven by $115.2 million in net borrowings under the credit agreement, partially offset by $29.2 million of acquisition related payments and distributions to noncontrolling partners of $8.9 million.
During the six months ended June 30, 2017, cash flows provided by financing activities was $17.1 million, primarily driven by $95.0 million in proceeds from the issuance of convertible preference shares, partially offset by $27.8 million in net repayments under the credit agreement and $40.7 million of acquisition related payments.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at June 30, 2018.
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
Debt, net of debt issuance costs, as of June 30, 2018 was $1,000.3 million, an increase of $117.2 million, compared with $883.1 million outstanding at December 31, 2017.  This increase in debt was primarily a result of the Company’s net borrowings on the Credit Agreement.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2018, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2018
Total Senior Leverage Ratio	0.6
Maximum per covenant	2.0

Total Leverage Ratio	5.4
Maximum per covenant	5.5

Fixed Charges Ratio	2.4
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$187,350
Minimum per covenant	$105,000
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
The deferred acquisition consideration and redeemable noncontrolling interests are generally impacted by (i) present value adjustments to accrete the acquisition date fair value of the obligation to the estimated future payment amount at the reporting date, (ii) changes in the estimated future payment obligation resulting from the underlying subsidiary’s financial performance, and (iii) amendments to purchase agreements of previously acquired incremental ownership interests. Redeemable noncontrolling interests are not adjusted below the related initial redemption value. Significant changes in actual results and metrics, such as profit margins and growth rates among others, relative to expectations would result in a higher or lower redemption value adjustment. In addition, the deferred acquisition consideration and redeemable noncontrolling interests could be materially impacted by future acquisition activity, if any, and the particular structure of such acquisitions.
As a result, and due to the factors noted above, the Company does not have a view of the future trajectory and quantification of potential changes in the deferred acquisition consideration and redeemable noncontrolling interests.

The following table presents the changes in the deferred acquisition consideration by segment for the six months ended June 30, 2018:

	June 30, 2018
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$81.4	$—	$5.5	$3.7	$28.5	$119.1
Payments	(30.8)	—	(3.8)	—	(14.0)	(48.6)
Additions (1)	—	—	9.7	—	—	9.7
Redemption value adjustments (2)	2.2	—	1.0	0.2	(1.2)	2.2
Ending Balance of contingent payments	52.8	—	12.4	3.9	13.3	82.4
Fixed payments	0.3	—	—	—	1.0	1.3
	$53.1	$—	$12.4	$3.9	$14.3	$83.7

(1)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(2)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

Deferred acquisition consideration excludes future payments with an estimated fair value of $21.9 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.3 million will be paid in the current year, $14.4 million will be paid in one to three years, and $7.2 million will be paid in three to five years.
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
Management estimates, assuming that the subsidiaries owned by the Company at June 30, 2018, perform over the relevant future periods at their trailing twelve-month earnings level, that these rights, if all are exercised, could require the Company to pay an aggregate amount of approximately $13.3 million to the owners of such rights in future periods to acquire such ownership interests in the relevant subsidiaries. Of this amount, the Company is entitled, at its option, to fund approximately $0.1 million by the issuance of share capital.
In addition, the Company is obligated under similar put option rights to pay an aggregate amount of approximately $37.0 million only upon termination of such owner’s employment with the applicable subsidiary or death.
The amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests is $5.4 million less than the initial redemption value recorded in redeemable noncontrolling interests.
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

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2018	2019	2020	2021	2022 & Thereafter	Total
	(Dollars in Millions)
Cash	$3.7	$2.1	$3.4	$2.0	$2.0	$13.2
Shares	—	—	0.1	—	—	0.1
	$3.7	$2.1	$3.5	$2.0	$2.0	$13.3	(1)
Operating income before depreciation and amortization to be received (2)	$2.4	$0.1	$1.5	$—	$0.2	$4.2
Cumulative operating income before depreciation and amortization (3)	$2.4	$2.5	$4.0	$4.0	$4.2		(5)

(1)
This amount is in addition to (i) the $37.0 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $5.4 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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

Critical Accounting Policies
See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding the Company’s revenue recognition policy. For information regarding all other critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements
Information regarding new accounting guidance can be found in Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein.
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

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities, and the potential impact of one or more asset sales;

•	foreign currency fluctuations; and

•	risks associated with the ongoing DOJ investigation of the historical production bidding practices at one of the Company’s subsidiaries.
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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in Company’s Annual Report for the year ended December 31, 2017 under the caption “Risk Factors,” and in the Company’s other SEC filings.
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
Debt Instruments:  At June 30, 2018, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $115.2 million borrowings under the Credit Agreement, as of June 30, 2018, a 1.0% increase or decrease in the weighted average interest rate, which was 4.08% at June 30, 2018, would have an interest impact of $0.2 million.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the European Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Intercompany debt which is not intended to be repaid is included in cumulative translation adjustments. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.2 million.

Impairment Risk:  During the six months ended June 30, 2018, the Company recognized an impairment of $2.3 million related to a long-lived asset. The Company may incur additional impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is appropriate.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We implemented the new revenue recognition standard under ASC 606 as of January 1, 2018. In connection with this new revenue recognition standard, we continued to implement the following modifications to our internal controls over financial reporting, including the following changes to accounting policies and procedures, operational processes, and documentation practices during the first six moths of 2018:

•	We updated our policies and procedures related to recognizing revenue and added documentation processes related to the new criteria for recognizing revenue.

•	We added controls for reviewing variable consideration estimates and for reevaluating our significant contract judgments and estimates quarterly.

•
We added controls to address related required disclosures regarding revenue, including the disclosure of performance obligations and our significant judgments and estimates for determining the transaction price and when to recognize revenue.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations.
Dismissal of Class Action Litigation in Canada
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleged violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  On June 4, 2018, the Court dismissed (with costs) the putative class members’ motion for leave to proceed with the Plaintiff’s claims for misrepresentations of material facts pursuant to the Ontario Securities Act. Following the Court’s decision, on June 18, 2018, the Plaintiff, MDC and each of the other defendants consented to the dismissal of the action with prejudice (and without costs), subject to the Court’s formal approval.
Antitrust Subpoena
In 2016, one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division (the “DOJ”) concerning the DOJ’s ongoing investigation of production bidding practices in the advertising industry. The Company and its subsidiary are fully cooperating with this confidential investigation. Specifically, the Company and its subsidiary are providing information and engaging in discussions with the DOJ, including preliminary discussions regarding the feasibility of a potential settlement with the DOJ. However, there can be no assurance as to the timing of any settlement or that a settlement will be reached on any particular terms or at all. Moreover, the DOJ may determine to expand the scope of its investigation or initiate a proceeding to bring charges against our subsidiary or one or more members of the subsidiary agency’s former management. The DOJ may also seek to impose monetary sanctions.
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
10.1	MDC Partners Inc. 2016 Stock Incentive Plan, as amended June 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2018).
12	Statement of computation of ratio of earnings to fixed charges.*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

August 7, 2018