Form 10-Q
period 2018-09-30
MDC PARTNERS INC
filed 2018-11-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The numbers of shares outstanding as of October 31, 2018 were 57,511,684 Class A subordinate voting shares, 3,755 Class B multiple voting shares, and 95,000 Series 4 Convertible Preference Shares

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Services	$375,830	$375,800	$1,082,541	$1,111,032
Operating expenses:
Cost of services sold	238,690	249,418	735,110	754,803
Office and general expenses	102,380	77,910	270,137	251,313
Depreciation and amortization	11,134	11,252	35,212	32,916
Goodwill and other asset impairment	21,008	—	23,325	—
	373,212	338,580	1,063,784	1,039,032
Operating profit	2,618	37,220	18,757	72,000
Other Income (Expense):
Interest expense and finance charges, net	(17,063)	(16,258)	(50,005)	(48,309)
Foreign exchange transaction gain (loss)	3,275	9,913	(9,934)	18,798
Other, net	189	(1,264)	1,222	(986)
	(13,599)	(7,609)	(58,717)	(30,497)
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	(10,981)	29,611	(39,960)	41,503
Income tax expense (benefit)	2,986	9,049	(3,367)	17,659
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	(13,967)	20,562	(36,593)	23,844
Equity in earnings of non-consolidated affiliates	300	1,422	358	1,924
Net income (loss)	(13,667)	21,984	(36,235)	25,768
Net income attributable to noncontrolling interests	(2,458)	(3,491)	(5,900)	(6,588)
Net income (loss) attributable to MDC Partners Inc.	(16,125)	18,493	(42,135)	19,180
Accretion on and net income allocated to convertible preference shares	(2,109)	(4,356)	(6,204)	(6,147)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(18,234)	$14,137	$(48,339)	$13,033

Income (loss) per common share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.32)	$0.25	$(0.85)	$0.24

Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.32)	$0.24	$(0.85)	$0.24

Weighted Average Number of Common Shares Outstanding:
Basic	57,498,661	57,566,707	57,117,797	53,915,536
Diluted	57,498,661	57,943,080	57,117,797	54,228,208

Stock-based compensation expense is included in the following line items above:
Cost of services sold	$4,390	$5,310	$11,784	$12,558
Office and general expenses	1,852	1,070	5,098	4,312
Total	$6,242	$6,380	$16,882	$16,870
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive Income (Loss)
Net income (loss)	$(13,667)	$21,984	$(36,235)	$25,768

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(1,327)	(1,912)	(898)	(1,294)
Other comprehensive income (loss)	(1,327)	(1,912)	(898)	(1,294)
Comprehensive income (loss) for the period	(14,994)	20,072	(37,133)	24,474
Comprehensive income attributable to the noncontrolling interests	(2,931)	(4,695)	(4,367)	(9,063)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(17,925)	$15,377	$(41,500)	$15,411
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,056	$46,179
Cash held in trusts	3,965	4,632
Accounts receivable, less allowance for doubtful accounts of $3,001 and $2,453	437,024	434,072
Expenditures billable to clients	59,317	31,146
Other current assets	37,867	26,742
Total Current Assets	563,229	542,771
Fixed assets, at cost, less accumulated depreciation of $132,193 and $123,599	90,249	90,306
Investments in non-consolidated affiliates	6,814	6,307
Goodwill	843,180	835,935
Other intangible assets, net	75,115	70,605
Deferred tax assets	122,505	115,325
Other assets	28,632	37,643
Total Assets	$1,729,724	$1,698,892
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$219,757	$244,527
Trust liability	3,965	4,632
Accruals and other liabilities	300,664	327,812
Advance billings	182,305	148,133
Current portion of long-term debt	360	313
Current portion of deferred acquisition consideration	37,902	50,213
Total Current Liabilities	744,953	775,630
Long-term debt, less current portion	987,880	882,806
Long-term portion of deferred acquisition consideration	56,827	72,213
Other liabilities	53,912	54,110
Deferred tax liabilities	6,899	6,760
Total Liabilities	1,850,471	1,791,519

Redeemable Noncontrolling Interests	57,193	62,886
Commitments, Contingencies, and Guarantees (Note 13)
Shareholders’ Deficit:
Convertible preference shares (liquidation preference $107,556 and $101,352)	90,123	90,220
Common shares	362,195	352,432
Charges in excess of capital	(311,576)	(314,241)
Accumulated deficit	(383,305)	(340,000)
Accumulated other comprehensive loss	(1,319)	(1,954)
MDC Partners Inc. Shareholders' Deficit	(243,882)	(213,543)
Noncontrolling interests	65,942	58,030
Total Shareholders' Deficit	(177,940)	(155,513)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,729,724	$1,698,892
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(36,235)	$25,768
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	16,882	16,870
Depreciation	20,944	18,000
Amortization of intangibles	14,268	14,916
Amortization of deferred finance charges	2,402	2,018
Goodwill and other asset impairment	23,325	—
Adjustment to deferred acquisition consideration	8,522	13,354
Acquisition-related contingent consideration payment	(28,263)	(36,570)
Deferred income taxes (benefits)	(6,690)	8,125
Gain (loss) on sale of assets	(1,408)	1,245
(Earnings) losses of non-consolidated affiliates	(358)	(1,924)
Other non-current assets and liabilities	(956)	(4,388)
Foreign exchange	9,125	(15,113)
Changes in working capital:
Accounts receivable	8,574	(54,723)
Expenditures billable to clients	(28,171)	(9,294)
Prepaid expenses and other current assets	(11,516)	6,400
Accounts payable, accruals and other liabilities	(49,587)	(31,149)
Advance billings	27,413	32,015
Net cash used in operating activities	(31,729)	(14,450)
Cash flows used in investing activities:
Capital expenditures	(15,232)	(28,305)
Deposits	—	(1,461)
Acquisitions, net of cash acquired	(34,303)	—
Proceeds from sale of assets	—	11,120
Distributions from non-consolidated affiliates	—	673
Other investments	1,180	(1,530)
Net cash used in investing activities	(48,355)	(19,503)
Cash flows provided by financing activities:
Repayments of revolving credit agreement	(1,121,300)	(1,093,508)
Proceeds from revolving credit agreement	1,224,290	1,087,688
Proceeds from issuance of convertible preference shares	—	95,000
Convertible preference shares issuance costs	—	(4,632)
Acquisition related payments	(32,240)	(52,556)
Repayment of long-term debt	(260)	(310)
Purchase of shares	(776)	(1,239)
Distributions to noncontrolling interests	(10,410)	(5,272)
Payment of dividends	(182)	(284)
Net cash provided by financing activities	59,122	24,887
Effect of exchange rate changes on cash and cash equivalents	(161)	6
Decrease in cash and cash equivalents	(21,123)	(9,060)
Cash and cash equivalents at beginning of period	46,179	27,921
Cash and cash equivalents at end of period	$25,056	$18,861

Supplemental disclosures:
Cash income taxes paid	$4,822	$6,909
Cash interest paid	$33,011	$32,324
Change in cash held in trusts	$(667)	$(159)

Non-cash transactions:
Capital leases	$600	$621
Dividends payable	$271	$453
Acquisition related consideration settled through issuance of shares	$7,030	$28,727
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares		Additional Paid-in Capital	Charges in Excess of Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Amount
Balance at December 31, 2017	95,000	$90,220	56,375,131	$352,432	$—	$(314,241)	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners, Inc.	—	—	—	—	—	—	(42,135)	—	(42,135)	—	(42,135)
Other comprehensive income (loss)	—	—	—	—	—	—	—	635	635	(1,533)	(898)
Expenses for convertible preference shares (Note 9)	—	(97)	—	—	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	237,529	3,509	(3,509)	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(108,782)	(776)	—	—	—	—	(776)	—	(776)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	—	6,774	—	—	—	6,774	—	6,774
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	(4,409)	—	—	—	(4,409)		(4,409)
Business acquisitions and step-up transactions	—	—	—	—	3,809	—	—	—	3,809	15,410	19,219
Changes in ownership interest	—	—	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606 (Note 14)	—	—	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Transfer to charges in excess of capital	—	—	—	—	(2,665)	2,665	—	—	—		—
Balance at September 30, 2018	95,000	$90,123	57,515,439	$362,195	$—	$(311,576)	$(383,305)	$(1,319)	$(243,882)	$65,942	$(177,940)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Basis of Presentation and Recent Developments
The accompanying consolidated financial statements include the accounts of MDC Partners Inc. (the “Company” or “MDC”), its subsidiaries and variable interest entities for which the Company is the primary beneficiary. References herein to “Partner Firms” generally refer to the Company’s subsidiary agencies.
MDC Partners Inc. has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).
The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, such as the reclassification of contingent consideration payments in the statement of cash flows in connection with the adoption of Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flow. See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the new guidance and reclass within the statement of cash flows.
On September 12, 2018 the Company announced that Scott Kauffman will step down as the Company’s Chairman and Chief Executive Officer. He will remain in his role as Chairman and CEO until a successor is named. Mr. Kauffman is also expected to continue as a member of the MDC Board of Directors for the remainder of his current term.

On September 20, 2018, the Company announced its intention to explore and evaluate potential strategic alternatives, which may result in, among other things, the possible sale of the Company. The Company has not made a decision to pursue any specific strategic alternative, and there is no timetable for completing the strategic review process. This review process is proceeding in parallel with the Company’s search to identify a successor CEO. There can be no assurance that the Company will complete any specific action or transaction.

2. Revenue
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional details surrounding the Company’s adoption of ASC 606. The Company’s policy surrounding revenue under ASC 605 is described in Note 2 of Item 8 of the Company’s 2017 Form 10-K. The policies described herein refer to those in effect as of January 1, 2018.
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
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company is primarily responsible for the integration of services into the final deliverables for our client, then we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. We have determined that we primarily act as agent for production and media buying services.
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
The following table presents revenue disaggregated by client industry vertical for the three and nine months ended September 30, 2018 and 2017, and the impact of adoption of ASC 606:

		Three Months Ended September 30,
		2018			2017
Industry	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
Food & Beverage	All	$80,919	$(1,212)	$79,707	$80,247
Retail	All	40,421	(4,457)	35,964	43,202
Consumer Products	All	40,124	1,136	41,260	43,825
Communications	All	46,779	8,337	55,116	46,649
Automotive	All	21,282	734	22,016	30,547
Technology	All	26,005	171	26,176	25,748
Healthcare	All	33,751	84	33,835	31,181
Financials	All	30,378	283	30,661	26,631
Transportation and Travel/Lodging	All	19,357	1,333	20,690	14,412
Other	All	36,814	1,763	38,577	33,358
		$375,830	$8,172	$384,002	$375,800

		Nine Months Ended September 30,
		2018			2017
Industry	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
Food & Beverage	All	$234,203	$4,171	$238,374	$225,873
Retail	All	116,832	(2,685)	114,147	134,993
Consumer Products	All	118,097	362	118,459	119,554
Communications	All	128,232	20,519	148,751	150,703
Automotive	All	67,070	6,809	73,879	96,832
Technology	All	71,085	(139)	70,946	72,620
Healthcare	All	101,753	603	102,356	92,380
Financials	All	83,079	1,194	84,273	73,777
Transportation and Travel/Lodging	All	53,021	2,109	55,130	42,187
Other	All	109,169	6,233	115,402	102,113
		$1,082,541	$39,176	$1,121,717	$1,111,032

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

The following table presents revenue disaggregated by geography:

		Three Months Ended September 30,
		2018			2017
Geographic Location	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
United States	All	$296,544	$1,899	$298,443	$289,701
Canada	All	32,132	286	32,418	31,418
Other	All	47,154	5,987	53,141	54,681
		$375,830	$8,172	$384,002	$375,800

		Nine Months Ended September 30,
		2018			2017
Geographic Location	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
United States	All	$848,336	$16,940	$865,276	$868,847
Canada	All	91,597	(2,352)	89,245	88,471
Other	All	142,608	24,588	167,196	153,714
		$1,082,541	$39,176	$1,121,717	$1,111,032

See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the nature of the services offered by the Company’s reportable segments.

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $92,900 and $54,177 at September 30, 2018 and December 31, 2017, respectively, and are included as a component of accounts receivable on the unaudited condensed consolidated balance sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $59,317 and $31,146 at September 30, 2018 and December 31, 2017, respectively, and are included on the unaudited condensed consolidated balance sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of the production process.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s unaudited condensed consolidated balance sheets. Advance billings at September 30, 2018 and December 31, 2017 were $182,305 and $148,133, respectively. The increase in the advance billings balance of $34,172 for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $85,665 of revenues recognized that were included in the advance billings balances as of December 31, 2017 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the nine months ended September 30, 2018 and December 31, 2017 were not materially impacted by write offs, impairment losses or any other factors.
Practical expedients
In adopting ASC 606, the Company applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Amounts related to those performance obligations with expected durations of more than one year are immaterial.
3. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss) attributable to MDC Partners Inc.	$(16,125)	$18,493	$(42,135)	$19,180
Accretion on convertible preference shares	(2,109)	(1,948)	(6,204)	(4,365)
Net income allocated to convertible preference shares	—	(2,408)	—	(1,782)
Numerator for basic income (loss) per common share - Net income (loss) attributable to MDC Partners Inc. common shareholders	(18,234)	14,137	(48,339)	13,033
Adjustment to net income allocated to convertible preference shares	—	13	—	9
Numerator for diluted income (loss) per common share- Net income (loss) attributable to MDC Partners Inc. common shareholders	$(18,234)	$14,150	$(48,339)	$13,042
Denominator
Denominator for basic income (loss) per common share - weighted average common shares	57,498,661	57,566,707	57,117,797	53,915,536
Impact of stock options and non-vested stock under employee stock incentive plans	—	376,373	—	312,672
Denominator for diluted income (loss) per common share - adjusted weighted shares and assumed conversions	57,498,661	57,943,080	57,117,797	54,228,208
Basic income (loss) per common share	$(0.32)	$0.25	$(0.85)	$0.24
Diluted income (loss) per common share	$(0.32)	$0.24	$(0.85)	$0.24
Anti-dilutive stock awards     1,524,218 -     1,524,218 -

Restricted stock and restricted stock unit awards of 1,015,637 and 1,443,921 for the three and nine months ended September 30, 2018 and 2017, respectively, which are contingent upon the Company meeting a cumulative three year earnings target (2018, 2019 and 2020) and contingent upon continued employment, are excluded from the computation of diluted income per common share as the contingency was not satisfied at September 30, 2018 or 2017. In addition, there were 95,000 shares of Preference Shares outstanding which were convertible into 10,755,602 and 9,936,514 Class A common shares at September 30, 2018 and 2017, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.

4. Acquisitions and Dispositions
2018 Acquisitions
On September 7, 2018, a subsidiary of the Company purchased 100% interests of OneChocolate Communications Limited and OneChocolate Communications LLC, PR (“OneChocolate”) a digital marketing consultancy headquartered in London, UK, for an aggregate purchase price of $3,231 (subject to a working capital adjustment) and additional deferred acquisition payments estimated to be a nominal amount. OneChocolate’s results are reflected in the Allison & Partners operating segment which is included in the Specialist Communications reportable segment which had an immaterial impact on our results.
On July 1, 2018, the Company acquired the remaining 14.87% and 3% of membership interests of Doner Partners, LLC and Source Marketing LLC respectively for an aggregate purchase price of $7,618, comprised of a closing cash payment of $3,279 and additional payments to be made on or before April 2020. As a result of the transaction, the Company reduced noncontrolling interest by $11,946 and redeemable noncontrolling interest by $933.
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
The preliminary purchase price allocation for Instrument resulted in tangible assets of $10,304, identifiable intangibles of $23,130, consisting primarily of customer lists and a trade name, and goodwill of $29,514. In addition, the Company has recorded $27,357 as the fair value of noncontrolling interests, which was derived from the Company’s purchase price less a discount related to the noncontrolling parties’ lack of control. The identified assets have a weighted average useful life of approximately six years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. The goodwill is tax deductible. Instruments’ results are included in the All Other category from a segment reporting perspective. The Company has a controlling financial interest in Instrument through its majority voting interest, and as such, has aggregated the acquired Partner Firm’s financial data into the Company’s consolidated financial statements. The operating results of Instrument in the current and prior year are not material.
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
2017 Dispositions
In 2017, the Company sold all of its ownership interests in three subsidiaries resulting in recognition of a net loss on sale of business of $1,424. The net assets reflected in the calculation of the net loss on sale was inclusive of goodwill of $17,593. Goodwill was allocated to subsidiaries based on relative fair value of the sold subsidiaries compared to the fair value of the respective reporting units. Additionally, the Company recorded a reduction in noncontrolling interests of $10,657.
The Company expenses acquisition related costs as incurred. For the three and nine months ended September 30, 2018 and 2017, $232 and $943, respectively, and $216 and $693 respectively, of acquisition related costs were charged to operations.
5. Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period through operating income, for contingent purchase price payments, or net interest expense, for fixed purchase price payments. The Company accounts for retention payments through operating income as stock-based compensation over the required retention period.

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis, and a reconciliation to the amounts reported on the balance sheets as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
Beginning balance of contingent payments	$119,086	$224,754
Payments (1)	(54,947)	(110,234)
Additions - acquisitions and step up transactions	12,816	—
Redemption value adjustments (2)	16,276	3,273
Foreign translation adjustment	(22)	1,293
Ending balance of contingent payments	$93,209	$119,086
Fixed payments	1,520	3,340
	$94,729	$122,426

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

The following table presents the impact to the Company’s statement of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expense (Income) attributable to fair value adjustments	$11,003	$(2,462)	$8,522	$12,152
Stock-based compensation	3,076	3,160	7,758	7,080
6. Debt
The Company’s indebtedness was comprised as follows:

	September 30, 2018	December 31, 2017
Revolving credit agreement	$102,990	$—
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(15,350)	(17,587)
	987,640	882,413
Obligations under capital leases	600	706
	988,240	883,119
Less: Current portion of long-term debt	360	313
	$987,880	$882,806
6.50% Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the senior unsecured notes due 2024 (the “6.50% Notes”) . The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest, payable semiannually in arrears on May 1 and November 1, at a rate of 6.50% per annum. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased.

MDC may, at its option, redeem the 6.50% Notes in whole at any time or in part from time to time, on and after May 1, 2019, at varying prices based on the timing of the redemption.
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
The Indenture includes covenants that are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at September 30, 2018.
Revolving Credit Agreement
MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into an amended and restated, $325,000 senior secured revolving credit agreement due May 3, 2021 (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.
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
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.
At September 30, 2018, the Company had issued $5,248 of undrawn outstanding letters of credit.
The foregoing descriptions of the Indenture and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements.
7. Share Capital
The Company’s issued and outstanding share capital is as follows:
Series 4 Convertible Preference Shares
A total of 95,000, non-voting convertible preference shares, all of which were issued and outstanding as of September 30, 2018 and December 31, 2017. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 57,511,684 and 56,371,376 Class A Shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.
 On June 6, 2018, the Company’s shareholders approved additional authorized Class A Shares of 1,250,000 to be added to the Company’s 2016 Stock Incentive Plan, for a total of 2,750,000 authorized Class A Shares under the 2016 Stock Incentive Plan.
Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of September 30, 2018 and December 31, 2017.

8. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the balance sheet amounts.
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in accrued and other liabilities for the year ended December 31, 2017 and nine months ended September 30, 2018 were as follows:

Noncontrolling Interests
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	15,375
Distributions made	(8,865)
Other (1)	366
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	5,900
Distributions made	(10,410)
Other (1)	196
Balance, September 30, 2018	$6,716

(1)	Other consists primarily of business acquisitions, sale of a business, step-up transactions, and cumulative translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	2018	2017	2018	2017
Net income (loss) attributable to MDC Partners Inc.	$(16,125)	$18,493	$(42,135)	$19,180
Transfers from the noncontrolling interest:
Increase (Decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of Redeemable Noncontrolling Interests and Noncontrolling Interests	4,975	(337)	3,809	2,315
Net transfers from noncontrolling interests	$4,975	$(337)	$3,809	$2,315
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(11,150)	$18,156	$(38,326)	$21,495
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning Balance	$62,886	$60,180
Redemptions	(9,791)	(910)
Granted	—	1,666
Changes in redemption value	4,409	1,498
Currency translation adjustments	(311)	452
Ending Balance	$57,193	$62,886
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
The amount payable by the Company to purchase the noncontrolling shareholders’ incremental ownership interests if exercised is dependent on various valuation formulas and on future events, such as the average earnings of the relevant subsidiary through the date of exercise, the growth rate of the earnings of the relevant subsidiary during that period and, in some cases, the currency exchange rate at the date of payment. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
The redeemable noncontrolling interest of $57,193 as of September 30, 2018, consists of $14,320 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $38,540 upon termination of such owner’s employment with the applicable subsidiary or death and $4,333 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the nine months ended September 30, 2018 and 2017, there was no related impact on the Company’s loss per share calculation.
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
The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. During the nine months ended September 30, 2018, the Preference Shares accreted at a monthly rate of approximately $7.40 per Preference Share, for total accretion of $6,204, bringing the aggregate liquidation preference to $107,556 as of September 30, 2018. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The hierarchy for observable and unobservable inputs used to measure fair value into three broad levels are described below:

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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$798,750	$900,000	$904,500
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration are recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and, in some cases, the currency exchange rate as of the date of payment (Level 3). See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding contingent deferred acquisition consideration.
At September 30, 2018 and December 31, 2017, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity. The Company does not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and property and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. During the third quarter of 2018, the Company performed an interim goodwill impairment evaluation resulting in an impairment of goodwill. See Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the measurement of the fair value of goodwill and the impairment.

11. Supplemental Information
Accounts Payable, Accruals and Other Liabilities
At September 30, 2018 and December 31, 2017, accounts payable included $54,320 and $41,989 of outstanding checks, respectively.
At September 30, 2018 and December 31, 2017, accruals and other liabilities included accrued media of $173,222 and $207,482, respectively; and also include amounts due to noncontrolling interest holders for their share of profits. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding noncontrolling interest holders share of profits.
Goodwill and Other Asset Impairment
The Company recognized an impairment of goodwill and other assets of $21,008 in the three months ended and $23,325 for the nine months ended September 30, 2018. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit within the Global Integrated Agencies reportable segment and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment. The trademark is no longer in active use given its merger with another reporting unit in the third quarter of 2018. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the merger.

During the third quarter of 2018, the Company performed an interim goodwill impairment test resulting in, along with the impairment mentioned above, the fair value of a reporting unit, with goodwill of approximately $130,000, exceeding its carrying value by a minimal percentage. A reduction in the projected long-term operating performance of this reporting unit, market declines, changes in discount rates or other conditions could result in an impairment in the future. In connection with the interim impairment test, the Company used a combination of the income approach, which incorporates the use of a discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company applied an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates. This methodology is a Level 3 fair value assessment.

Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the quarter. Our 2018 estimated annual effective tax rate of 26.3% differs from the Canadian statutory rate of 26.5% primarily due to exclusion of income attributable to minority interest from the annual forecasted income, partially offset by U.S. federal tax impact of Global Intangible Low Taxed Income (GILTI) inclusion as well as certain non-deductible expenditures.
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
During the quarter ended September 30, 2018, the Company evaluated additional guidance provided by the tax authorities and has completed its tax accounting for the provisions of the Act in accordance with SAB 118. The Company has not recorded an adjustment to its provisional estimate during the period ended September 30, 2018 and has made a policy election to record tax effects of GILTI as a period expense when incurred.
The Company has unrecognized tax benefits at September 30, 2018 of $1,198, as compared to $1,556 at December 31, 2017. It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $400 to $500 within the next twelve months as a result of expiration of certain statute of limitations.
Income tax expense for the three months ended September 30, 2018 was $2,986 (on a loss of $10,981 resulting in an effective tax rate of 27.1%) compared to $9,049 (on income of $29,611 resulting in an effective tax rate of 30.6%) for the three months ended September 30, 2017, representing a decrease of $6,063.  The variance in tax expense year over year was primarily driven by impairments and non-deductible stock compensation in the current period for which tax benefit was not recognized as well as the impact of a valuation allowance in the U.S. in the prior period.
Our effective tax rate for the nine months ended September 30, 2018 was 8.4% compared to 42.5% for the nine months ended September 30, 2017. Income tax expense for the nine months ended September 30, 2018 was a benefit of $3,367 compared to an expense of $17,659 for the nine months ended September 30, 2017, representing a decrease of $21,026. The variance in the tax expense year over year was primarily driven by jurisdictional mix of earnings, non-deductible impairments and stock compensation in the current period for which tax benefit was not recognized as well as the impact of a valuation allowance in the U.S. in the prior period.

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
Due to changes in the Company’s internal management and reporting structure during 2018, reportable segment results for the 2017 periods presented have been recast to reflect the reclassification of certain businesses between segments. The changes were as follows:

•	Source Marketing, previously within the All Other category, was included within the Doner operating segment, which is aggregated into the Global Integrated Agencies reportable segment

•	Yamamoto, previously within the All Other category, was operationally merged with Civilian and is now included within the Domestic Creative Agencies reportable segment

•
Bruce Mau Design, Hello Design and Northstar Research Partners, previously within the All Other category, and Varick Media Management, previously within the Media Services reportable segment, were included into a newly-formed operating segment, Yes & Company, which is aggregated within the Media Services reportable segment

In the third quarter of 2018, Forsman & Bodenfors and kbs+, both within the Global Integrated Agencies reportable segment, merged under the Forsman & Bodenfors name.
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

•
The Global Integrated Agencies reportable segment is comprised of the Company’s five global, integrated operating segments (72andSunny, Anomaly, Crispin Porter + Bogusky, Doner and Forsman & Bodenfors) serving multinational clients around the world. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of global clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Global Integrated Agencies reportable segment.

The operating segments within the Global Integrated Agencies reportable segment provides a range of different services for its clients, including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast).

•
The Domestic Creative Agencies reportable segment is comprised of five operating segments that are national advertising agencies (Colle + McVoy, Laird + Partners, Mono Advertising, Union and Yamamoto) leveraging creative capabilities at their core. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long- term profitability is similar among the operating segments aggregated in the Domestic Creative Agencies reportable segment.

The operating segments within the Domestic Creative Agencies reportable segment provide similar services as the Global Integrated Agencies.

•
The Specialist Communications reportable segment is comprised of five operating segments that are each communications agencies (Allison & Partners, HL Group Partners, Hunter PR, KWT Global (formerly Kwittken), and Veritas) with core service offerings in public relations and related communications services. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Specialist Communications reportable segment.
The operating segments within the Specialist Communications reportable segment provide public relations and communications services including strategy, editorial, crisis support or issues management, media training, influencer engagement, and events management.

•
The Media Services reportable segment is comprised of two operating segments (MDC Media Partners and Yes & Company). These operating segments perform media buying and planning as their core competency across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast).

•
All Other consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes 6Degrees Communications, Concentric Partners, Gale Partners, Kenna, Kingsdale, Instrument, Redscout, Relevent, Team, Vitro, and Y Media Labs. The nature of the specialist services provided by these operating segments vary among each other and from those operating segments aggregated into the reportable segments. This results in these operating segments having current and long-term performance expectations inconsistent with those operating segments aggregated in the reportable segments.The operating segments within All Other provide a range of diverse marketing communication services, including application and website design and development, data and analytics, experiential marketing, customer research management, creative services, and branding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Global Integrated Agencies	$177,398	$196,974	$510,360	$585,290
Domestic Creative Agencies	24,798	28,096	75,503	77,325
Specialist Communications	42,636	40,670	129,724	125,470
Media Services	35,022	38,315	104,460	122,207
All Other	95,976	71,745	262,494	200,740
Total	$375,830	$375,800	$1,082,541	$1,111,032

Operating profit (loss):
Global Integrated Agencies*	$2,633	$20,069	$6,099	$33,240
Domestic Creative Agencies	5,532	6,627	14,451	15,411
Specialist Communications	4,677	4,775	14,471	13,423
Media Services	1,387	2,555	407	9,169
All Other	6,413	13,920	28,565	29,740
Corporate	(18,024)	(10,726)	(45,236)	(28,983)
Total	$2,618	$37,220	$18,757	$72,000

Other income (expense):
Interest expense and finance charges, net	(17,063)	(16,258)	(50,005)	(48,309)
Foreign exchange transaction gain (loss)	3,275	9,913	(9,934)	18,798
Other, net	189	(1,264)	1,222	(986)
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	(10,981)	29,611	(39,960)	41,503
Income tax expense (benefit)	2,986	9,049	(3,367)	17,659
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	(13,967)	20,562	(36,593)	23,844
Equity in earnings of non-consolidated affiliates	300	1,422	358	1,924
Net income (loss)	(13,667)	21,984	(36,235)	25,768
Net income attributable to the noncontrolling interest	(2,458)	(3,491)	(5,900)	(6,588)
Net income (loss) attributable to MDC Partners Inc.	$(16,125)	$18,493	$(42,135)	$19,180
* A goodwill and other asset impairment charge of $21,008 was recognized within the Global Integrated Agencies reportable segment in the three and nine months ended of 2018. See Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Global Integrated Agencies	$5,154	$6,365	$18,499	$17,913
Domestic Creative Agencies	396	375	1,185	1,172
Specialist Communications	1,134	1,220	3,163	3,657
Media Services	781	1,011	2,315	3,232
All Other	3,470	2,026	9,467	6,078
Corporate	199	255	583	864
Total	$11,134	$11,252	$35,212	$32,916

Stock-based compensation:
Global Integrated Agencies	$3,360	$3,840	$8,492	$9,912
Domestic Creative Agencies	175	187	945	534
Specialist Communications	43	659	542	2,264
Media Services	112	161	282	495
All Other	932	1,056	2,532	2,066
Corporate	1,620	477	4,089	1,599
Total	$6,242	$6,380	$16,882	$16,870

Capital expenditures:
Global Integrated Agencies	$2,418	$1,950	$7,875	$17,645
Domestic Creative Agencies	371	367	860	980
Specialist Communications	743	206	3,207	673
Media Services	428	2,308	845	4,107
All Other	1,551	2,317	2,380	4,896
Corporate	32	1	65	4
Total	$5,543	$7,149	$15,232	$28,305
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for three and nine months ended September 30, 2018 and 2017.
13. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Dismissal of Class Action Litigation in Canada. On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleged violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. On June 4, 2018, the Court dismissed (with costs) the putative class members’ motion for leave to proceed with the Plaintiff’s claims for misrepresentations of material facts pursuant to the Ontario Securities Act. Following the Court’s decision, on June 18, 2018, the Plaintiff, MDC and each of the other defendants consented to the dismissal of the action with prejudice (and without costs). In July 2018, the Court entered a final order approving the dismissal of this claim.
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
Deferred Acquisition Consideration and Options to Purchase. See Note 5 and 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the nine months ended September 30, 2018 and 2017, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At September 30, 2018, the Company had $5,248 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $60.
14. New Accounting Pronouncements
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
The following table summarizes the impact of adoption of ASC 606 on the unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	As Reported	Adjustments	Adjusted to Exclude Adoption of ASC 606
Revenue - Services	$375,830	$8,172	$384,002
Costs of services sold	$238,690	$14,122	$252,812
Operating profit (loss)	$2,618	$(5,950)	$(3,332)
Net loss attributable to MDC Partners, Inc. common shareholders	$(18,234)	$(4,700)	$(22,934)
Loss per common share - basic and diluted	$(0.32)	$(0.08)	$(0.40)

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Adjusted to Exclude Adoption of ASC 606
Revenue - Services	$1,082,541	$39,176	$1,121,717
Costs of services sold	$735,110	$48,083	$783,193
Operating profit (loss)	$18,757	$(8,907)	$9,850
Net loss attributable to MDC Partners, Inc. common shareholders	$(48,339)	$(6,085)	$(54,424)
Loss per common share - basic and diluted	$(0.85)	$(0.10)	$(0.95)
The impact on the balance sheets and shareholders’ deficit as of and for the nine months ended September 30, 2018 was immaterial. There was no effect on other comprehensive income (loss) and the statement of cash flows for the three and nine months ended September 30, 2018 and 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is intended to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. This guidance is effective January 1, 2018 and requires a retrospective transition method. Prior to the Company’s adoption on January 1, 2018, all cash outflows for contingent consideration were classified as a financing activity. Effective January 1, 2018, the Company is now required to classify any cash payments made soon after the acquisition date of a business to settle a contingent consideration liability as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. As a result, $36,570 of an acquisition-related contingent consideration payment of $89,126, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2017. There was no impact on the Company’s consolidated statement of financial position and results of operations.
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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. During the quarter ended September 30, 2018 the Company has made a policy election to record tax effects of GILTI as an expense in the period incurred.
Standard to be Adopted in Future Reporting Periods
In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance will require lessees to recognize a right-to-use asset and lease liability for most of its leases with a term of more than twelve months, including those classified as operating leases. The new guidance also requires additional quantitative and qualitative disclosures. This guidance will be effective for annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 to provide an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period financial statements. The Company plans to adopt the standard on its effective date of January 1, 2019 using the modified adoption method. The Company is in the process of reviewing its lease contracts, updating its accounting policies, and implementing a new system as well as processes and internal controls to support the Company’s financial reporting and disclosure under the new standard. The Company is not yet able to assess the full impact of the application of the new guidance; however, it expects that the recognition of a right-to-use asset and lease liability for operating leases will have a significant impact on its balance sheet.

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
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2018 and 2017 and the financial condition of the Company as of September 30, 2018. This analysis should be read in conjunction with the interim condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2017 as reported on the Form 10-K (the “Annual Report on Form 10-K”). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
Recent Developments
On September 12, 2018 the Company announced that Scott Kauffman will step down as the Company’s Chairman and Chief Executive Officer. He will remain in his role as Chairman and CEO until a successor is named. Mr. Kauffman is also expected to continue as a member of the MDC Board of Directors for the remainder of his current term.

On September 20, 2018, the Company announced its intention to explore and evaluate potential strategic alternatives, which may result in, among other things, the possible sale of the Company. The Company has not made a decision to pursue any specific strategic alternative, and there is no timetable for completing the strategic review process. This review process is proceeding in parallel with the Company’s search to identify a successor CEO. There can be no assurance that the Company will complete any specific action or transaction.
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
As discussed in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements, the Company aggregates operating segments that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. Due to changes in the Company’s internal management and reporting structure during 2018, reportable segment results for the 2017 periods presented have been recast to reflect the reclassification of certain businesses between segments. Prior period segment information included herein has been adjusted to reflect this change. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a description of each of our reportable segments and All Other category and further information regarding the reclassification of certain businesses between segments.
The Company recognized an impairment of goodwill and other assets of $21.0 million in the three months ended and $23.3 million for the nine months ended September 30, 2018. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit within the Global Integrated Agencies reportable segment and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment. The trademark is no longer in active use given its merger with another reporting unit in the third quarter of 2018. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the merger.

During the third quarter of 2018, the Company performed an interim goodwill impairment test resulting in, along with the impairment mentioned above, the fair value of a reporting unit, with goodwill of approximately $130.0 million, exceeding its carrying value by a minimal percentage. A reduction in the projected long-term operating performance of this reporting unit, market declines, changes in discount rates or other conditions could result in an impairment in the future. In connection with the interim impairment test, the Company used a combination of the income approach, which incorporates the use of a discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company applied an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.

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
Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding certain factors affecting our business.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Global Integrated Agencies	$177.4	$197.0	$510.4	$585.3
Domestic Creative Agencies	24.8	28.1	75.5	77.3
Specialist Communications	42.6	40.7	129.7	125.5
Media Services	35.0	38.3	104.5	122.2
All Other	96.0	71.7	262.5	200.7
Total	$375.8	$375.8	$1,082.5	$1,111.0

Operating profit (loss):
Global Integrated Agencies*	$2.6	$20.1	$6.1	$33.2
Domestic Creative Agencies	5.5	6.6	14.5	15.4
Specialist Communications	4.7	4.8	14.5	13.4
Media Services	1.4	2.6	0.4	9.2
All Other	6.4	13.9	28.6	29.7
Corporate	(18.0)	(10.7)	(45.2)	(29.0)
Total	$2.6	$37.2	$18.8	$72.0

Other income (expense):
Interest expense and finance charges, net	(17.1)	(16.3)	(50.0)	(48.3)
Foreign exchange transaction gain (loss)	3.3	9.9	(9.9)	18.8
Other, net	0.2	(1.3)	1.2	(1.0)
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	(11.0)	29.6	(40.0)	41.5
Income tax expense (benefit)	3.0	9.0	(3.4)	17.7
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	(14.0)	20.6	(36.6)	23.8
Equity in earnings of non-consolidated affiliates	0.3	1.4	0.4	1.9
Net income (loss)	(13.7)	22.0	(36.2)	25.8
Net income attributable to the noncontrolling interest	(2.5)	(3.5)	(5.9)	(6.6)
Net income (loss) attributable to MDC Partners Inc.	$(16.1)	18.5	(42.1)	19.2

* A goodwill and other asset impairment charge of $21.0 million was recognized within the Global Integrated Agencies reportable segment in the three and nine months ended of 2018. See Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Global Integrated Agencies	$5.2	$6.4	$18.5	$17.9
Domestic Creative Agencies	0.4	0.4	1.2	1.2
Specialist Communications	1.1	1.2	3.2	3.7
Media Services	0.8	1.0	2.3	3.2
All Other	3.5	2.0	9.5	6.1
Corporate	0.2	0.3	0.6	0.9
Total	$11.1	$11.3	$35.2	$32.9

Stock-based compensation:
Global Integrated Agencies	$3.4	$3.8	$8.5	$9.9
Domestic Creative Agencies	0.2	0.2	0.9	0.5
Specialist Communications	—	0.7	0.5	2.3
Media Services	0.1	0.2	0.3	0.5
All Other	0.9	1.1	2.5	2.1
Corporate	1.6	0.5	4.1	1.6
Total	$6.2	$6.4	$16.9	$16.9

Capital expenditures:
Global Integrated Agencies	$2.4	$2.0	$7.9	$17.6
Domestic Creative Agencies	0.4	0.4	0.9	1.0
Specialist Communications	0.7	0.2	3.2	0.7
Media Services	0.4	2.3	0.8	4.1
All Other	1.6	2.3	2.4	4.9
Corporate	—	—	0.1	—
Total	$5.5	$7.1	$15.2	$28.3

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Results of Operations

Revenues
Revenue for the three months ended September 30, 2018, and September 30, 2017 remained flat at $375.8 million. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Operating Profit
Operating profit for the three months ended September 30, 2018 was $2.6 million, compared to $37.2 million for the three months ended September 30, 2017, representing a decrease of $34.6 million. The change was primarily driven by a decline in operating profit in the Advertising and Communications Group of $27.3 million, inclusive of a $21.0 million impairment pertaining to goodwill and a trademark within the Global Integrated Agencies reportable segment. Additionally, Corporate operating expenses increased by $7.3 million, primarily related to severance expense and other restructuring costs. The impact of the adoption of ASC 606 increased operating profit by $5.9 million. Adjusted to exclude the impact of the adoption of ASC 606, operating loss would have been $3.3 million, representing a decrease of $40.6 million compared to 2017.
Other, Net
Other, net, for the three months ended September 30, 2018 was income of $0.2 million compared to expense of $1.3 million for the three months ended September 30, 2017, representing a change of 1.5 million.
Foreign Exchange Transaction Gain
Foreign exchange gain for the three months ended September 30, 2018 was $3.3 million compared to $9.9 million for the three months ended September 30, 2017. The decline in the foreign exchange gain is primarily due to the strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended September 30, 2018 was $17.1 million compared to $16.3 million for the three months ended September 30, 2017, representing an increase of $0.8 million.
Income Tax Expense
Income tax expense for the three months ended September 30, 2018 was $3.0 million (on a loss of $11.0 million resulting in an effective tax rate of 27.1%) compared to $9.0 million (on income of $29.6 million resulting in an effective tax rate of 30.6%) for the three months ended September 30, 2017, representing a decrease of $6.1 million.  The variance in tax expense year over year was primarily driven by impairments and non-deductible stock compensation in the current period for which tax benefit was not recognized as well as the impact of a valuation allowance in the U.S. in the prior period.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income or losses attributable to equity-accounted affiliate operations. The Company recorded income of $0.3 million for the three months ended September 30, 2018 compared to income of $1.4 million for the three months ended September 30, 2017.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended September 30, 2018 was $2.5 million compared to $3.5 million for the three months ended September 30, 2017.

Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the three months ended September 30, 2018 was $18.2 million, or $0.32 per diluted share, compared to net income attributable to MDC Partners Inc. common shareholders of $14.1 million, or $0.24 per diluted share, for the three months ended September 30, 2017.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.

Revenue in the Advertising and Communications Group for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 remained flat at $375.8 million. The impact of the adoption of ASC 606 reduced revenue by $8.2 million, or 2.2%, primarily due to the shift in treatment of third party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other components of the change in revenue included a negative foreign exchange impact of $4.2 million, or 1.1%, and an adverse impact from dispositions of $3.8 million, or 1.0%, offset by revenue from an acquired Partner Firm of $12.7 million, or 3.4%, and an increase in revenue from existing Partner Firms of $4.6 million, or 1.2%. Excluding the impact of the adoption of ASC 606, the growth in revenue was attributable to contribution from new client wins that was partially offset by client losses and reduction in spending by some clients. Additionally, the change in revenue was driven by growth in categories including communications, transportation and lodging, and financials, offset by declines in automotive, and retail.
Revenue growth was mixed through the geographic regions with growth in the United States of 2.4%, and Canada of 2.3%, offset by a decline of 13.8% in the other regions outside of North America partially attributable to the strengthening of the U.S. Dollar. The impact of the adoption of ASC 606 decreased revenue in other regions outside of North America by 11%, with a minimal impact to the United States and Canada.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended September 30, 2018, organic revenue increased by $5.5 million, or 1.5%, of which $4.6 million, or 1.2% pertained to Partner Firms, the Company has owned throughout each of the comparable periods presented. The remaining revenue growth of $0.9 million, or 0.3%, was generated from an acquired Partner Firm. The other components of non-GAAP activity include a positive non-GAAP acquisition (disposition), net adjustment of $6.8 million, or 1.8%, and a negative foreign exchange impact of $4.2 million, or 1.1%.
The components of the fluctuations in revenues for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Millions)
September 30, 2017	$375.8		$289.7		$31.4		$54.7
Components of revenue change:
Foreign exchange impact	(4.2)	(1.1)%	—	—%	(1.3)	(4.3)%	(2.8)	(5.2)%
Non-GAAP acquisitions (dispositions), net	6.8	1.8%	$6.6	2.3%	—	—%	0.2	0.3%
Impact of adoption of ASC 606	(8.2)	(2.2)%	(1.9)	(0.7)%	(0.3)	(0.9)%	(6.0)	(11.0)%
Organic revenue growth (decline)	5.5	1.5%	2.1	0.7%	2.3	7.5%	1.1	2.0%
Total Change	$—	—%	$6.8	2.4%	$0.7	2.3%	$(7.5)	(13.8)%
September 30, 2018	$375.8		$296.5		$32.1		$47.2

The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended September 30, 2018:

	Specialist Communications		Media Services		All Other		Total
	(Dollars in Millions)
GAAP revenue from 2018 acquisitions	$0.2		$—		$12.5		$12.7
Impact of adoption of ASC 606 from 2018 acquisitions	—		—		(1.1)		(1.1)
Contribution to non-GAAP organic revenue (growth) decline	—	—	—	—	(0.9)	—	(0.9)
Prior year revenue from dispositions	—		(3.4)		(0.4)		(3.8)
Non-GAAP acquisitions (dispositions), net	$0.2		$(3.4)		$10.0		$6.8

The geographic mix in revenues for the three months ended September 30, 2018 and 2017 is as follows:

	2018	2017
United States	79.0%	77.0%
Canada	8.5%	8.4%
Other	12.5%	14.6%
Organic revenue performance was attributable to a contribution from new client wins that was partially offset by client losses and reduction in spending by some clients. The United States and Canada had organic revenue growth of 0.7% and 7.5%, respectively. Organic revenue growth outside of North America was 2.0%.
The negative foreign exchange impact of $4.2 million, or 1.1%, was attributed to the strengthening of the U.S. Dollar against the Canadian dollar and Swedish Króna.
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$375.8		$375.8		$—	—%
Operating expenses
Cost of services sold	238.7	63.5%	249.4	66.4%	(10.7)	(4.3)%
Office and general expenses	84.6	22.5%	67.4	17.9%	17.1	25.4%
Depreciation and amortization	10.9	2.9%	11.0	2.9%	(0.1)	(0.6)%
Goodwill and intangible impairment	21.0	5.6%	—	—%	21.0	NA
	$355.2	94.5%	$327.9	87.2%	$27.3	8.3%
Operating profit	$20.6	5.5%	$47.9	12.8%	$(27.3)	(56.9)%
The decrease in operating profit was primarily attributable to a goodwill and intangible impairment pertaining to an integrated advertising reporting unit and increased operating expenses, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $5.9 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $14.7 million, representing a decrease of $33.3 million as compared to 2017. Operating margin declined by 900 basis points from 12.8% in 2017 to 3.8% in 2018 on an adjusted basis.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$51.8	13.8%	$62.9	16.7%	$(11.1)	(17.7)%
Staff costs (2)	209.4	55.7%	204.2	54.3%	5.2	2.5%
Administrative	46.4	12.4%	46.3	12.3%	0.1	0.2%
Deferred acquisition consideration	11.0	2.9%	(2.5)	(0.7)%	13.5	(546.9)%
Stock-based compensation	4.6	1.2%	5.9	1.6%	(1.3)	(21.7)%
Depreciation and amortization	10.9	2.9%	11.0	2.9%	(0.1)	(0.6)%
Goodwill and intangible impairment	21.0	5.6%	—	—%	21.0	—%
Total operating expenses	$355.2	94.5%	$327.9	87.2%	$27.3	8.3%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in direct costs was primarily attributed to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are accounted for as agent under ASC 606. The change resulted in a decrease in third party costs included in revenue of $14.1 million.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm, and higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other Partner Firms.
Deferred acquisition consideration change for the three months ended September 30, 2018 was primarily attributed to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$177.4		$197.0		$(19.6)	(9.9)%
Operating expenses
Cost of services sold	107.2	60.4%	131.2	66.6%	(24.0)	(18.3)%
Office and general expenses	41.4	23.4%	39.4	20.0%	2.1	5.2%
Depreciation and amortization	5.2	2.9%	6.4	3.2%	(1.2)	(19.0)%
Goodwill and intangible impairment	21.0	11.8%	—	—%	21.0	NA
	$174.8	98.5%	$176.9	89.8%	$(2.1)	(1.2)%
Operating profit	$2.6	1.5%	$20.1	10.2%	$(17.4)	(86.9)%
The impact of the adoption of ASC 606 reduced the Global Integrated Agencies reportable segment revenue by $8.6 million, or 4.4%. The other components of change included a decline in revenue from existing Partner Firms of $8.0 million, or 4.0%, due to cutbacks and spending delays from several existing clients and a slower pace of conversion of new business, partially offset by client wins, and a negative impact from foreign exchange of $3.0 million, or 1.5%.
The decrease in operating profit was primarily attributed to a decline in revenue and a goodwill impairment, partially offset by a decrease in operating expenses, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $5.5 million. Excluding the impact of the adoption of ASC 606, operating loss would have been $2.9 million, representing a decrease of $22.9 million compared to 2017.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$8.5	4.8%	$25.6	13.0%	$(17.0)	(66.6)%
Staff costs (2)	107.4	60.6%	112.8	57.2%	(5.3)	(4.7)%
Administrative	25.3	14.3%	26.5	13.4%	(1.1)	(4.2)%
Deferred acquisition consideration	4.0	2.2%	1.9	1.0%	2.1	108.1%
Stock-based compensation	3.4	1.9%	3.8	2.0%	(0.5)	(12.6)%
Depreciation and amortization	5.2	2.9%	6.4	3.2%	(1.2)	(19.0)%
Goodwill and intangible impairment	21.0	11.8%	—	—%	21.0	NA
Total operating expenses	$174.8	98.5%	$176.9	89.8%	$(2.1)	(1.2)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in direct costs was primarily attributed to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are accounted for as agent under ASC 606. The change resulted in a decrease in third party costs included in revenue of $14.1 million.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.
Deferred acquisition consideration change for the three months ended September 30, 2018 was primarily attributed to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$24.8		$28.1		$(3.3)	(11.7)%
Operating expenses
Cost of services sold	13.9	56.2%	15.8	56.2%	(1.9)	(11.7)%
Office and general expenses	4.9	19.9%	5.3	18.9%	(0.4)	(7.0)%
Depreciation and amortization	0.4	1.6%	0.4	1.3%	—	5.6%
	$19.3	77.7%	$21.5	76.4%	$(2.2)	(10.3)%
Operating profit	$5.5	22.3%	$6.6	23.6%	$(1.1)	(16.5)%
The change in revenue in the Domestic Creative Agencies reportable segment included a decline in revenue from existing Partner Firms of $3.2 million, or 11.5%, partially offset by a positive foreign exchange impact of $0.1 million, or 0.3%.
The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$0.5	1.9%	$1.3	4.5%	$(0.8)	(62.8)%
Staff costs (2)	15.7	63.3%	16.6	59.0%	(0.9)	(5.3)%
Administrative	2.5	10.2%	3.1	10.9%	(0.5)	(17.4)%
Stock-based compensation	0.2	0.7%	0.2	0.7%	—	(5.9)%
Depreciation and amortization	0.4	1.6%	0.4	1.3%	—	5.6%
Total operating expenses	$19.3	77.7%	$21.5	76.4%	$(2.2)	(10.3)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$42.6		$40.7		$2.0	4.8%
Operating expenses
Cost of services sold	28.4	66.7%	26.6	65.4%	1.8	6.9%
Office and general expenses	8.4	19.7%	8.1	19.9%	0.3	3.8%
Depreciation and amortization	1.1	2.7%	1.2	3.0%	(0.1)	(7.1)%
	$38.0	89.0%	$35.9	88.3%	$2.1	5.7%
Operating profit	$4.7	11.0%	$4.8	11.7%	$(0.1)	(2.0)%
The impact of the adoption of ASC 606 increased revenue in the Specialist Communications reportable segment by $0.5 million, or 1.3%. The other components of the change included a growth in revenue from Partner Firms of $1.5 million, or 3.6%, partially offset by a negative foreign exchange impact of $0.2 million, or 0.6%.
The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$9.8	23.1%	$8.9	21.9%	$0.9	10.3%
Staff costs (2)	20.9	48.9%	19.7	48.3%	1.2	6.1%
Administrative	5.5	13.0%	5.3	13.0%	0.2	4.7%
Deferred acquisition consideration	0.5	1.2%	0.1	0.3%	0.4	289.0%
Stock-based compensation	—	0.1%	0.7	1.6%	(0.6)	(93.5)%
Depreciation and amortization	1.1	2.7%	1.2	3.0%	(0.1)	(7.1)%
Total operating expenses	$38.0	89.0%	$35.9	88.3%	$2.1	5.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Media Services
The change in expenses and operating profit as a percentage of revenue in the Media Services reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$35.0		$38.3		$(3.3)	(8.6)%
Operating expenses
Cost of services sold	24.2	69.2%	25.8	67.3%	(1.6)	(6.1)%
Office and general expenses	8.6	24.7%	9.0	23.4%	(0.3)	(3.5)%
Depreciation and amortization	0.8	2.2%	1.0	2.6%	(0.2)	(22.7)%
	$33.6	96.0%	$35.8	93.3%	$(2.1)	(5.9)%
Operating (loss) profit	$1.4	4.0%	$2.6	6.7%	$(1.2)	(45.7)%
The change in revenue in the Media Services reportable segment included a negative impact from the LocalBizNow business disposition in the third quarter of 2017 of $3.4 million, or 8.9%, partially offset by an increase of $0.3 million, or 0.7% pertaining to the adoption of ASC 606.
The decrease in operating profit and margin was primarily attributable to the decline in revenue, partially offset by a decline in direct costs pertaining to the disposition. The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$9.3	26.6%	$9.8	25.5%	$(0.4)	(4.5)%
Staff costs (2)	18.4	52.4%	19.8	51.6%	(1.4)	(7.1)%
Administrative	5.1	14.5%	5.0	12.9%	0.1	2.8%
Deferred acquisition consideration	—	(0.1)%	0.1	0.3%	(0.1)	(123.5)%
Stock-based compensation	0.1	0.3%	0.2	0.4%	—	(29.8)%
Depreciation and amortization	0.8	2.2%	1.0	2.6%	(0.2)	(22.7)%
Total operating expenses	$33.6	96.0%	$35.8	93.3%	$(2.1)	(5.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$96.0		$71.7		$24.2	33.8%
Operating expenses
Cost of services sold	64.9	67.7%	50.1	69.8%	14.9	29.7%
Office and general expenses	21.2	22.0%	5.7	8.0%	15.4	270.1%
Depreciation and amortization	3.5	3.6%	2.0	2.8%	1.4	71.2%
	$89.6	93.3%	$57.8	80.6%	$31.7	54.9%
Operating profit	$6.4	6.7%	$13.9	19.4%	$(7.5)	(53.9)%
The impact of the adoption of ASC 606 decreased revenue in the All Other category by $0.4 million, or 0.5%. The other components of the change included revenue growth from existing Partner Firms of $14.3 million, or 20.0%, primarily in experiential and healthcare, revenue contributions of $12.5 million from an acquired Partner Firm, partially offset by a negative foreign exchange impact of $0.7 million, or 1.0%, and dispositions of $0.4 million, or 0.6%.
The decrease in operating profit was primarily attributed to increased revenue and an adverse change in deferred acquisition consideration, offset by increased direct costs and staff costs, as outlined below. The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$23.6	24.6%	$17.3	24.2%	$6.2	36.0%
Staff costs (2)	47.1	49.0%	35.4	49.4%	11.6	32.8%
Administrative	7.9	8.3%	6.6	9.2%	1.4	21.0%
Deferred acquisition consideration	6.5	6.8%	(4.6)	(6.4)%	11.2	(241.9)%
Stock-based compensation	0.9	1.0%	1.1	1.5%	(0.1)	(11.6)%
Depreciation and amortization	3.5	3.6%	2.0	2.8%	1.4	71.2%
Total operating expenses	$89.6	93.3%	$57.8	80.6%	$31.7	54.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs was primarily attributed to higher costs incurred on the client’s behalf from some of our Partner Firms acting as principal and contributions from an acquired Partner Firm.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm and increased staffing for certain Partner Firms to support revenue growth.
Deferred acquisition consideration increase was primarily attributed to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations and an aggregated under performance in comparison to expectations in the prior period.
Corporate
The change in operating expenses for Corporate for the three months ended September 30, 2018 and 2017 was as follows:

	2018	2017	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$12.9	$5.4	$7.5	137.6%
Administrative	3.3	4.6	(1.3)	(27.4)%
Stock-based compensation	1.6	0.5	1.1	239.6%
Depreciation and amortization	0.2	0.3	(0.1)	(22.0)%
Total operating expenses	$18.0	$10.7	$7.3	68.0%

(1)	Excludes stock-based compensation.
The increase in staff costs for Corporate was primarily attributed to severance expense and other restructuring costs related to certain corporate actions taken in 2018 in comparison to the prior year period.
The decrease in administrative costs was primarily related to a decrease in legal fees of $0.7 million and professional fees of $0.5 million, inclusive of fees related to the implementation of new accounting pronouncements.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Results of Operations

Revenues
Revenue was $1.08 billion for the nine months ended September 30, 2018 compared to revenue of $1.11 billion for the nine months ended September 30, 2017, representing a decrease of $28.5 million, or 2.6%. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Operating Profit
Operating profit for the nine months ended September 30, 2018 was $18.8 million compared to $72.0 million for the nine months ended September 30, 2017, representing a decrease of $53.2 million. The change was primarily driven by a decline in operating profit in the Advertising and Communications Group of $37.0 million, inclusive of a $21.0 million impairment pertaining to goodwill and a trademark within the Global Integrated Agencies reportable segment. Additionally, Corporate operating expenses increased by $16.3 million, primarily related to severance expense and other restructuring costs of $7.3 million, consulting fees of $2.3 million, and an impairment of a long-lived asset of $2.3 million. The impact of the adoption of ASC 606 increased operating profit by $8.9 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $9.9 million, representing a decrease of $62.1 million compared to 2017.
Other, Net
Other, net, for the nine months ended September 30, 2018 was an income of $1.2 million compared to expense of $1.0 million for the nine months ended September 30, 2017, representing a change of $2.2 million.
Foreign Exchange Transaction Gain (Loss)
Foreign exchange loss of $9.9 million in the nine months ended September 30, 2018 compared to a foreign exchange gain of $18.8 million in the nine months ended September 30, 2017 is attributed to strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the nine months ended September 30, 2018 was $50.0 million compared to $48.3 million for the nine months ended September 30, 2017, representing an increase of $1.7 million.
Income Tax Expense (Benefit)
The Company’s effective tax rate for the nine months ended September 30, 2018 was 8.4% compared to 42.5% for the nine months ended September 30, 2017. Income tax benefit for the nine months ended September 30, 2018 was $3.4 million compared to an expense of $17.7 million for the nine months ended September 30, 2017, representing a decrease of $21.1 million. The variance in the tax expense year over year was primarily driven by jurisdictional mix of earnings, impairments and non-deductible stock compensation in the current period for which tax benefit was not recognized as well as the impact of a valuation allowance in the U.S. in the prior period.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity-accounted affiliate operations. The Company recorded $0.4 million of income for the nine months ended September 30, 2018 compared to income of $1.9 million for the nine months ended September 30, 2017.
Noncontrolling Interests
The effect of noncontrolling interests for the nine months ended September 30, 2018 was $5.9 million compared to $6.6 million for the nine months ended September 30, 2017.

Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the nine months ended September 30, 2018 was $48.3 million, or $0.85 diluted loss per share, compared to net income attributable to MDC Partners Inc. common shareholders of $13.0 million, or $0.24 diluted income per share, for the nine months ended September 30, 2017.

Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue for the Advertising and Communications Group was $1.08 billion for the nine months ended September 30, 2018 compared to revenue of $1.11 billion for the nine months ended September 30, 2017, representing a decrease of $28.5 million, or 2.6%. The impact of the adoption of ASC 606 reduced revenue by $39.2 million, or 3.5%, primarily due to the shift in treatment of third party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other components of the change in revenue included a negative impact from dispositions of $14.7 million, or 1.3%, and a decline in revenue from existing Partner Firms of $2.2 million, or 0.2%, partially offset by revenue contributions from an acquired Partner Firm of $23.8 million and a positive foreign exchange impact of $4.5 million, or 0.4%. Excluding the impact of the adoption of ASC 606, revenue growth was attributable to new client wins, partially offset by cutbacks and delays from several existing clients. Additionally, the change in revenue was driven by decline in categories including automotive and retail, partially offset by growth in transportation and lodging, financials, and healthcare.
Revenue change was mixed through the geographic regions with declines of 2.4% and 7.2% in the United States and other regions outside of North America, respectively, partially offset by growth in Canada of 3.5%. The adoption of ASC 606 had a mixed impact on all geographic regions. The impact increased revenue in Canada by 2.7%, and decreased revenue in the United States and outside of North America by 1.9% and 16%, respectively.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the nine months ended September 30, 2018, organic revenue increased $2.2 million, or 0.2%, of which $2.2 million, or 0.2% of decline pertained to Partner Firms which the Company has owned throughout each of the comparable periods presented. The remaining organic revenue growth of $4.4 million, or 0.4% was generated from an acquired Partner Firm. The other components of non-GAAP activity included a negative non-GAAP acquisition (disposition), net adjustment of $4.1 million, or 0.4%, and a positive foreign exchange impact of $4.5 million, or 0.4%.
The components of the fluctuations in revenues for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Millions)
September 30, 2017	$1,111.0		$868.8		$88.5		$153.7
Components of revenue change:
Foreign exchange impact	4.5	0.4%	—	—%	1.0	1.2%	3.4	2.2%
Non-GAAP acquisitions (dispositions), net	4.1	0.4%	$5.8	0.7%	—	—%	(1.7)	(1.1)%
Impact of adoption of ASC 606	(39.2)	(3.5)%	(16.9)	(1.9)%	2.4	2.7%	(24.6)	(16.0)%
Organic revenue growth (decline)	2.2	0.2%	(9.4)	(1.1)%	(0.3)	(0.3)%	11.8	7.7%
Total Change	$(28.5)	(2.6)%	$(20.5)	(2.4)%	$3.1	3.5%	$(11.1)	(7.2)%
September 30, 2018	$1,082.5		$848.3		$91.6		$142.6

The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the nine months ended September 30, 2018:

	Global Integrated Agencies	Specialist Communications		Media Services		All Other		Total
	(Dollars in Millions)
GAAP revenue from 2018 acquisitions	$—	$0.2		$—		$23.6		$23.8
Impact from adoption of ASC 606	—	—		—		(0.7)		(0.7)
Contribution to non-GAAP organic revenue (growth) decline	—	—	—	—	—	(4.4)	—	(4.4)
Prior year revenue from dispositions	(1.9)	—		(11.6)		(1.2)		(14.7)
Non-GAAP acquisitions (dispositions), net	$(1.9)	$0.2		$(11.6)		$17.3		$4.1
The geographic mix in revenues for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	2017
United States	78.4%	78.2%
Canada	8.5%	8.0%
Other	13.2%	13.8%
Organic revenue performance was attributable to a contribution from new client wins that was partially offset by client losses and reduction in spending by some clients. The United States and Canada had organic revenue decline of 1.1% and 0.3%, respectively. Organic revenue growth outside of North America was 7.7% as we continue to extend capabilities into new markets throughout Europe, South America, Australia, and Asia.
The positive foreign exchange impact of $4.5 million, or 0.4%, was attributed to the strengthening of U.S. dollar against the European Euro and the Canadian dollar.
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$1,082.5		$1,111.0		$(28.5)	(2.6)%
Operating expenses
Cost of services sold	735.1	67.9%	754.8	67.9%	(19.7)	(2.6)%
Office and general expenses	227.8	21.0%	223.2	20.1%	4.6	2.1%
Depreciation and amortization	34.6	3.2%	32.1	2.9%	2.6	8.0%
Goodwill and intangible impairment	21.0	1.9%	—	—%	21.0	NA
	$1,018.5	94.1%	$1,010.0	90.9%	$8.5	0.8%
Operating profit	$64.0	5.9%	$101.0	9.1%	$(37.0)	(36.6)%
The decrease in operating profit was primarily attributable to a decline in revenue and a goodwill and intangible impairment, partially offset by a decrease in operating expenses, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $8.9 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $55.1 million, representing a decrease of $45.9 million compared to 2017. Operating margins declined by 430 basis points 9.1% in 2017 to 4.9% in 2018 on an adjusted basis.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$152.9	14.1%	$192.8	17.3%	$(39.9)	(20.7)%
Staff costs (2)	647.1	59.8%	615.8	55.4%	31.3	5.1%
Administrative	141.7	13.1%	140.9	12.7%	0.8	0.5%
Deferred acquisition consideration	8.5	0.8%	13.3	1.2%	(4.8)	(35.8)%
Stock-based compensation	12.8	1.2%	15.3	1.4%	(2.5)	(16.2)%
Depreciation and amortization	34.6	3.2%	32.1	2.9%	2.6	8.0%
Goodwill and intangible impairment	21.0	1.9%	—	—%	21.0	NA
Total operating expenses	$1,018.5	94.1%	$1,010.0	90.9%	$8.5	0.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in direct costs was primarily attributed to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are accounted for as agent under ASC 606. The change resulted in a decrease in third party costs included in revenue of $48.1 million.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm, higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other Partner Firms. As a percentage of revenue, the increase in staff costs was primarily due to the impact of the adoption of ASC 606 on revenue.
Deferred acquisition consideration change was primarily attributable to an increase in the acquisition consideration liability pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017.
Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$510.4		$585.3		$(74.9)	(12.8)%
Operating expenses
Cost of services sold	350.0	68.6%	410.7	70.2%	(60.7)	(14.8)%
Office and general expenses	114.8	22.5%	123.4	21.1%	(8.7)	(7.0)%
Depreciation and amortization	18.5	3.6%	17.9	3.1%	0.6	3.3%
Goodwill and intangible impairment	21.0	4.1%	—	—%	21.0	NA
	$504.3	98.8%	$552.0	94.3%	$(47.8)	(8.7)%
Operating profit	$6.1	1.2%	$33.2	5.7%	$(27.1)	(81.7)%
The impact of the adoption of ASC 606 reduced revenue in the Global Integrated Agencies reportable segment by $42.4 million, or 7.2%. The other components of change included a decline in revenue from existing Partner Firms of $33.4 million, or 5.7%, due to cutbacks and spending delays from several existing clients and a slower pace of conversion of new business, and a positive foreign exchange impact of $2.8 million, or 0.5%, partially offset by a negative impact from dispositions of $1.9 million, or 0.3%.

The decrease in operating profit was primarily attributed to a decline in revenue and a goodwill and intangible impairment, partially offset by a decreased in operating expenses, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $5.7 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $0.4 million, representing a decrease of $32.8 million compared to 2017. Operating margins declined by 560 basis points from a profit margin of 5.7% for 2017 to a profit margin of 0.1% for 2018 on an adjusted basis.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$31.2	6.1%	$86.2	14.7%	$(55.0)	(63.8)%
Staff costs (2)	345.9	67.8%	346.9	59.3%	(1.0)	(0.3)%
Administrative	76.4	15.0%	78.8	13.5%	(2.4)	(3.1)%
Deferred acquisition consideration	2.8	0.5%	12.4	2.1%	(9.6)	(77.5)%
Stock-based compensation	8.5	1.7%	9.9	1.7%	(1.4)	(14.3)%
Depreciation and amortization	18.5	3.6%	17.9	3.1%	0.6	3.3%
Goodwill and intangible impairment	21.0	4.1%	—	—%	21.0	NA
Total operating expenses	$504.3	98.8%	$552.0	94.3%	$(47.8)	(8.7)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in direct costs was primarily due to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are accounted for as agent under ASC 606. The change resulted in a decrease in third party costs included in revenue of $48.1 million.
The increase in staff costs was attributed to higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other firms. As a percentage of revenue, staff costs increased due to a decline in revenue from the adoption of ASC 606.
Deferred acquisition consideration change was primarily attributable to an increase in the acquisition consideration liability pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2017.
Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$75.5		$77.3		$(1.8)	(2.4)%
Operating expenses
Cost of services sold	44.1	58.4%	44.2	57.2%	(0.1)	(0.3)%
Office and general expenses	15.8	20.9%	16.5	21.4%	(0.7)	(4.4)%
Depreciation and amortization	1.2	1.6%	1.2	1.5%	—	1.1%
	$61.1	80.9%	$61.9	80.1%	$(0.9)	(1.4)%
Operating profit	$14.5	19.1%	$15.4	19.9%	$(1.0)	(6.2)%
The impact of the adoption of ASC 606 increased revenue in the Domestic Creative Agencies reportable segment by $1.5 million, or 1.9%. The other components of the change included a positive foreign exchange impact of $0.1 million, or 0.1%, offset by a decline in revenue growth from existing Partner Firms of $3.4 million, or 4.4%.

The adoption of ASC 606 did not have a significant impact on operating profit.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$2.2	2.9%	$3.2	4.1%	$(0.9)	(29.8)%
Staff costs (2)	47.8	63.3%	47.5	61.5%	0.2	0.5%
Administrative	8.9	11.8%	9.1	11.8%	(0.2)	(2.3)%
Deferred acquisition consideration	—	—%	0.4	0.5%	(0.4)	(100.0)%
Stock-based compensation	0.9	1.3%	0.5	0.7%	0.4	77.0%
Depreciation and amortization	1.2	1.6%	1.2	1.5%	—	1.1%
Total operating expenses	$61.1	80.9%	$61.9	80.1%	$(0.9)	(1.4)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$129.7		$125.5		$4.3	3.4%
Operating expenses
Cost of services sold	86.7	66.8%	85.4	68.0%	1.3	1.6%
Office and general expenses	25.4	19.6%	23.0	18.4%	2.4	10.2%
Depreciation and amortization	3.2	2.4%	3.7	2.9%	(0.5)	(13.5)%
	$115.3	88.8%	$112.0	89.3%	$3.2	2.9%
Operating profit	$14.5	11.2%	$13.4	10.7%	$1.1	7.8%
The impact of the adoption of ASC 606 increased revenue in the Specialist Communications reportable segment by $5.1 million, or 4.0%. The other components of the change included revenue decline from Partner Firms of $1.5 million, or 1.2%, and a positive foreign exchange impact of $0.5 million, or 0.4%.
The increase in operating profit was primarily due to an increase in revenue partially offset by an increase in staff costs. The impact of the adoption of ASC 606 increased operating profit by $5.1 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $9.4 million, representing a decrease of $4.0 million compared to 2017.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$30.2	23.3%	$29.7	23.7%	$0.5	1.7%
Staff costs (2)	63.2	48.7%	59.8	47.7%	3.4	5.7%
Administrative	16.8	13.0%	16.0	12.8%	0.8	5.0%
Deferred acquisition consideration	1.3	1.0%	0.6	0.5%	0.7	120.3%
Stock-based compensation	0.5	0.4%	2.3	1.8%	(1.7)	(76.1)%
Depreciation and amortization	3.2	2.4%	3.7	2.9%	(0.5)	(13.5)%
Total operating expenses	$115.3	88.8%	$112.0	89.3%	$3.2	2.9%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Media Services
The change in expenses and operating profit as a percentage of revenue in the Media Services reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$104.5		$122.2		$(17.7)	(14.5)%
Operating expenses
Cost of services sold	76.0	72.7%	80.6	66.0%	(4.6)	(5.7)%
Office and general expenses	25.8	24.7%	29.2	23.9%	(3.5)	(11.8)%
Depreciation and amortization	2.3	2.2%	3.2	2.6%	(0.9)	(28.4)%
	$104.1	99.6%	$113.0	92.5%	$(9.0)	(7.9)%
Operating (loss) profit	$0.4	0.4%	$9.2	7.5%	$(8.8)	(95.6)%
The impact of the adoption of ASC 606 reduced revenue in the Media Services reportable segment by $0.5 million, or 0.4%. The other components of the change included a negative impact from the LocalBizNow business disposition in the third quarter of 2017 of $11.6 million, or 9.5%, and a decline in revenue from existing Partner Firms of $6.2 million, or 5.1%.
The decrease in operating profit was primarily attributable to a decline in revenue, partially offset by a decrease in direct costs and staff costs. The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$27.8	26.6%	$30.8	25.2%	$(3.1)	(9.9)%
Staff costs (2)	57.9	55.4%	61.0	49.9%	(3.2)	(5.2)%
Administrative	15.6	15.0%	17.0	13.9%	(1.4)	(8.1)%
Deferred acquisition consideration	0.2	0.2%	0.4	0.4%	(0.2)	(57.3)%
Stock-based compensation	0.3	0.3%	0.5	0.4%	(0.2)	(43.0)%
Depreciation and amortization	2.3	2.2%	3.2	2.6%	(0.9)	(28.4)%
Total operating expenses	$104.1	99.6%	$113.0	92.5%	$(9.0)	(7.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decline in direct costs was primarily attributed to costs incurred in the prior year for a disposed Partner Firm, partially offset by an increase in costs incurred on the client’s behalf from some of our Partner Firms acting as principal.
The decline in staff costs was primarily attributed to staffing reductions at certain Partner Firms due to declines in revenue and costs incurred in the prior year for a disposed Partner Firm.
All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Revenue	$262.5		$200.7		$61.8	30.8%
Operating expenses
Cost of services sold	178.4	67.9%	133.9	66.7%	44.4	33.2%
Office and general expenses	46.1	17.6%	31.0	15.4%	15.1	48.7%
Depreciation and amortization	9.5	3.6%	6.1	3.0%	3.4	55.7%
	$233.9	89.1%	$171.0	85.2%	$62.9	36.8%
Operating profit	$28.6	10.9%	$29.7	14.8%	$(1.2)	(3.9)%
The impact of the adoption of ASC 606 reduced revenue in the All Other category by $2.9 million, or 1.4%. The other components of the change included revenue growth from existing Partner Firms of $42.4 million, or 21.1%, primarily in experiential and healthcare, revenue contributions from an acquired Partner Firm of 23.6 million, and a positive impact from foreign exchange of $0.5 million, or 0.3%, partially offset by a negative impact from dispositions of $1.2 million, or 0.6%.
The decrease in operating profit was primarily attributed to increased revenue, offset by increased direct costs and staff costs, as outlined below. The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the All Other category for the nine months ended September 30, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$61.5	23.4%	$42.9	21.4%	$18.6	43.4%
Staff costs (2)	132.3	50.4%	100.5	50.1%	31.8	31.6%
Administrative	23.9	9.1%	19.9	9.9%	4.0	19.9%
Deferred acquisition consideration	4.2	1.6%	(0.5)	(0.2)%	4.7	(969.5)%
Stock-based compensation	2.5	1.0%	2.1	1.0%	0.5	22.5%
Depreciation and amortization	9.5	3.6%	6.1	3.0%	3.4	55.7%
Total operating expenses	$233.9	89.1%	$171.0	85.2%	$62.9	36.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs was primarily attributed to an increase in costs incurred on the client’s behalf from certain Partner Firms acting as principal and contributions from an acquired Partner Firm.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm and an expansion in workforce in certain Partner Firms to support revenue growth.
Deferred acquisition consideration increase was primarily attributed to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Corporate
The change in operating expenses for Corporate for the nine months ended September 30, 2018 and 2017 was as follows:

	2018	2017	Variance
Corporate	$	$	$	%
	(Dollars in Millions)
Staff costs (1)	$24.6	$15.0	$9.7	64.6%
Administrative	13.6	11.6	2.1	17.8%
Stock-based compensation	4.1	1.6	2.5	155.7%
Depreciation and amortization	0.6	0.9	(0.3)	(32.5)%
Other asset impairment	2.3	—	2.3	NM
Total operating expenses	$45.2	$29.0	$16.3	56.1%

(1)	Excludes stock-based compensation.
The increase in staff costs for Corporate was primarily attributed to severance expense and other restructuring costs related to certain corporate actions taken in 2018 in comparison to the prior year period.
The increase in administrative costs was primarily related to an increase in professional fees of $2.3 million, inclusive of fees related to the implementation of new accounting pronouncements.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

Dollars in millions	As of and for the nine months ended September 30, 2018	As of and for the nine months ended September 30, 2017	As of and for the year ended December 31, 2017

Cash and cash equivalents	$25.1	$18.9	$46.2
Working capital (deficit)	$(181.7)	$(220.3)	$(232.9)
Cash (used in) provided by operating activities	$(31.7)	$(14.5)	$115.3
Cash used in investing activities	$(48.4)	$(19.5)	$(20.9)
Cash provided by (used in) financing activities	$59.1	$24.9	$(75.4)
Ratio of long-term debt to shareholders' deficit	(5.55)	(2.39)	(5.68)
As of September 30, 2018, September 30, 2017 and December 31, 2017, 4.0 million, $5.2 million, and $4.6 million, respectively, of the Company’s consolidated cash position was held by subsidiaries in trust, and was available for use against the trust liability, with the remaining available to fund their operating activities. Although this amount is available to the subsidiaries’ use, it does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness. It is the Company’s intent through its cash management system to reduce any outstanding borrowings under the Credit Agreement by using available cash.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At September 30, 2018, the Company had $103.0 million of borrowings outstanding and $127.5 million available under the Credit Agreement.
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
Working Capital
At September 30, 2018, the Company had a working capital deficit of $181.7 million compared to a deficit of $232.9 million at December 31, 2017. Working capital deficit decreased by $51.1 million primarily due to timing of media payments, partially offset by net borrowings on the Company’s credit agreement. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers.
The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2018 was 31.7 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments, as well as acquisition related contingent consideration payments, partially offset by net income (loss) adjusted to reconcile to net cash used in operating activities.
Cash flows used in operating activities for the nine months ended September 30, 2017 was $14.5 million, primarily reflecting unfavorable working capital requirements, driven by timing of accounts receivable, as well as acquisition related contingent consideration payments, partially offset by net income (loss) adjusted to reconcile to net cash used in operating activities.
Investing Activities

During the nine months ended September 30, 2018, cash flows used in investing activities was $48.4 million, which primarily consisting of cash paid of $34.3 million for acquisitions (see Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information) and capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $15.2 million, of which $7.9 million was incurred by the Global Integrated Agencies segment.
During the nine months ended September 30, 2017, cash flows used in investing activities was $19.5 million, primarily consisting of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $28.3 million, of which $17.6 million was incurred by the Global Integrated Agencies segment. These outflows were partially offset by net proceeds from sale of three subsidiaries of $11.1 million.
Financing Activities
During the nine months ended September 30, 2018, cash flows provided by financing activities was $59.1 million, primarily driven by $103.0 million in net borrowings under the Credit Agreement, partially offset by $32.2 million of acquisition related payments and distributions to noncontrolling partners of $10.4 million.
During the nine months ended September 30, 2017, cash flows provided by financing activities was $24.9 million, primarily driven by $95.0 million in proceeds from the issuance of convertible preference shares, partially offset by $5.8 million in net repayments under the Credit Agreement and $52.6 million of acquisition related payments.
Total Debt
Debt, net of debt issuance costs, as of September 30, 2018 was $988.2 million, an increase of $105.1 million, compared with $883.1 million outstanding at December 31, 2017.  This increase in debt was primarily a result of the Company’s net borrowings on the Credit Agreement. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s $900 million aggregate principal amount of its senior unsecured notes due 2024 and $325 million senior secured revolving credit agreement due May 3, 2021 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2018, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2018
Total Senior Leverage Ratio	0.5
Maximum per covenant	2.0

Total Leverage Ratio	5.3
Maximum per covenant	5.5

Fixed Charges Ratio	2.4
Minimum per covenant	1.0

Earnings before interest, taxes, depreciation and amortization	$187,041
Minimum per covenant	$105,000
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
Commitments, Contingencies, and Guarantees
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
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding contingent deferred acquisition consideration.
The following table presents the changes in the deferred acquisition consideration by segment for the nine months ended September 30, 2018:

	September 30, 2018
(amounts in $ millions)	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
Beginning Balance of contingent payments	$81.4	$—	$5.5	$3.7	$28.5	$119.1
Payments	(32.8)	—	(5.4)	(1.3)	(15.5)	(54.9)
Additions (1)	3.1	—	9.7	—	—	12.8
Redemption value adjustments (2)	8.8	—	1.4	0.1	5.9	16.3
Ending Balance of contingent payments	60.5	—	11.3	2.6	18.9	93.2
Fixed payments, net	1.1	—	—	—	0.5	1.5
	$61.6	$—	$11.3	$2.6	$19.3	$94.7

(1)	Additions are the initial estimated deferred acquisition payments of new acquisitions and step-up transactions completed within that fiscal period.

(2)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

Deferred acquisition consideration excludes future payments with an estimated fair value of $22.6 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.1 million will be paid in the current year, $15.4 million will be paid in one to three years, and $7.1 million will be paid in three to five years.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding redeemable noncontrolling interest.
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

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2018	2019	2020	2021	2022 & Thereafter	Total
	(Dollars in Millions)
Cash	$3.7	$2.2	$3.2	$2.0	$3.1	$14.2
Shares	—	—	0.1	—	—	0.1
	$3.7	$2.2	$3.3	$2.0	$3.1	$14.3	(1)
Operating income before depreciation and amortization to be received (2)	$2.4	$—	$1.6	$—	$0.5	$4.5
Cumulative operating income before depreciation and amortization (3)	$2.4	$2.4	$4.0	$4.0	$4.5		(5)

(1)
This amount is in addition to (i) the $38.5 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $4.3 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•
uncertainty as to whether any strategic alternative will be pursued or, if pursued, consummated; uncertainty as to the terms, value and timing of any such strategic alternative; and the impact of any actions related to the strategic review process and/or any strategic alternative on the Company’s securities or its business;

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
Debt Instruments:  At September 30, 2018, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $103.0 million borrowings under the Credit Agreement, as of September 30, 2018, a 1.0% increase or decrease in the weighted average interest rate, which was 4.06% at September 30, 2018, would have an interest impact of approximately $1.0 million.
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
Impairment Risk: The Company has recognized an impairment of goodwill and other assets of $23.3 million for the nine months ended September 30, 2018. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above fair value of a reporting unit within the Global Integrated Agencies reportable segment and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment. See Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations.
Dismissal of Class Action Litigation in Canada
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP.  The Plaintiff alleged violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation.  On June 4, 2018, the Court dismissed (with costs) the putative class members’ motion for leave to proceed with the Plaintiff’s claims for misrepresentations of material facts pursuant to the Ontario Securities Act. Following the Court’s decision, on June 18, 2018, the Plaintiff, MDC and each of the other defendants consented to the dismissal of the action with prejudice (and without costs). In July 2018, the Court entered a final order approving the dismissal of this claim.
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
Item 1A.    Risk Factors
Except for the following new risk factor, there are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
While we are exploring and evaluating strategic alternatives, we may not be successful in identifying or completing any strategic alternative and any such strategic alternative may not yield additional value for shareholders.

On September 20, 2018, we announced that we had commenced a review of strategic alternatives which could result in, among other things, the possible sale of the Company.  Our exploration of strategic alternatives may not result in the identification or consummation of any transaction.  In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives.  The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.  Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Succession Agreement dated as of September 9, 2018 by and between the Company and Scott L. Kauffman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2018).
12	Statement of computation of ratio of earnings to fixed charges.*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

November 1, 2018