Form 10-K
period 2018-12-31
MDC PARTNERS INC
filed 2019-03-18
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $223.8 million, computed upon the basis of the closing sales price $4.60 of the Class A subordinate voting shares on that date.
As of February 28, 2019, there were 57,577,825 outstanding shares of Class A subordinate voting shares without par value, and 3,755 outstanding shares of Class B multiple voting shares without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2019 Annual General Meeting of Stockholders are incorporated by reference in Part III of this report.

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
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2019, are incorporated by reference in Parts I and III: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Report of the Human Resources and Compensation Committee on Executive Compensation,” “Outstanding Shares,” “Appointment of Auditors,” and “Certain Relationships and Related Transactions.”

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
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with severe effects of international, national and regional economic conditions;

•	the Company’s ability to attract new clients and retain existing clients;

•	the spending patterns and financial success of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

•	the Company’s ability to achieve the full amount of its stated cost saving initiatives;

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
The following discussion provides additional detailed disclosure for the four reportable segments and the All Other category:
Global Integrated Agencies - This segment is comprised of the Company’s five global, integrated Partner Firms serving multinational clients around the world. The operating segments within the Global Integrated Agencies reportable segment provides a range of different services for its clients, including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast).
Domestic Creative Agencies - This segment is comprised of five Partner Firms that are national advertising agencies leveraging creative capabilities at their core.

Specialist Communications - This segment is comprised of five Partner Firms that are each communications agencies with core service offerings in public relations and related communications services.
Media Services - This segment is comprised of two operating segments with media buying and planning as its core competency.
All Other - This category consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services but are not eligible for aggregation with the reportable segments. Each of the Partner Firms in the All Other category represent less than 10% of consolidated revenue and do not meet the criteria to be a separate reportable segment.
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
For further information relating to the Company’s segments, including financial information, see Note 16 of the Notes to the Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The table below sets forth MDC’s voting ownership percentage of each listed Partner Firm as of December 31, 2018.  The table does not display all agencies or components within each Partner Firm for which MDC may or may not maintain the same ownership percentage.

MDC PARTNERS INC.
SCHEDULE OF ADVERTISING AND COMMUNICATIONS COMPANIES

	Year of Initial
Company	Investment	Locations	Ownership %
Consolidated:
Global Integrated Agencies:
72andSunny	2010	Los Angeles, New York, Netherlands, UK, Australia, Singapore	100.0%
Anomaly	2011	New York, Los Angeles, Netherlands, Canada, UK, China, Germany	100.0%
Crispin Porter Bogusky	2001	Boulder, Los Angeles, UK, Brazil, China	100.0%
Doner	2012	Detroit, Cleveland, Los Angeles, UK	100.0%
Forsman & Bodenfors	2004	Sweden, New York, Canada, China, UK, Los Angeles, Singapore	100.0%
Attention	2009	New York, Los Angeles	100.0%
The Media Kitchen	2004	New York, Canada, UK	100.0%
Domestic Creative Agencies:
Colle + McVoy	1999	Minneapolis	100.0%
Laird + Partners	2011	New York	65.0%
Mono Advertising	2004	Minneapolis, San Francisco	70.0%
Union	2013	Canada	75.0%
Yamamoto	2000	Minneapolis	100.0%
Civilian	2000	Chicago	100.0%
Specialist Communications:
Allison & Partners	2010	San Francisco, Los Angeles, New York and other US Locations, China, France, Singapore, UK, Japan, Germany	100.0%
Luntz Global	2014	Washington, D.C.	100.0%
Sloane & Company	2010	New York	100.0%
HL Group Partners	2007	New York, Los Angeles, China	100.0%
Hunter PR	2014	New York, UK	65.0%
KWT Global	2010	New York, UK, Canada	77.5%
Veritas	1993	Canada	90.0%
Media Services:
MDC Media Partners	2010	New York
Assembly	2010	New York, Detroit, Atlanta, Los Angeles	100.0%
EnPlay	2015	New York	100.0%
Trade X	2011	New York	90.0%
Unique Influence	2015	Austin	100.0%
Yes & Company	2018	New York

Bruce Mau Design		2004	Canada, New York	100.0%
Northstar Research Partners		1998	Canada, New York, UK, Indonesia	100.0%
Varick Media Management	2	2010	New York	100.0%
All Other:
6degrees Communications		1993	Canada	74.9%
Concentric Partners		2011	New York, UK	72.3%
Gale Partners		2014	Canada, New York, India, Singapore	60.0%
Instrument		2018	Portland	51.0%
Kenna		2010	Canada	100.0%
Kingsdale		2014	Canada, New York	65.0%
Redscout		2007	New York, San Francisco, UK	100.0%
Relevent		2010	New York	100.0%
TEAM		2010	Ft. Lauderdale	100.0%
Vitro		2004	San Diego, Austin	81.6%
Y Media Labs		2015	Redwood City, New York, India,	60.0%

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

Clients
MDC serves a large base of clients across the full spectrum of industry verticals. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. During 2018, 2017 and 2016, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for 23% of revenue for the three year period ended December 31, 2018.
MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice, usually 90 days. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of MDC’s arrangements with its clients.
Employees
As of December 31, 2018, we employed approximately 6,024 people worldwide. The following table provides a breakdown of full time employees across MDC’s four reportable segments, the All Other category, and Corporate:

Segment	Total
Global Integrated Agencies	2,719
Domestic Creative Agencies	482
Specialist Communications	705
Media Services	535
All Other	1,513
Corporate	70
Total	6,024
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
Seasonality
Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur. See Note 22 of the Notes to the Consolidated Financial Statements for information relating to the Company’s quarterly results.
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
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, as well as specific budgeting levels and buying patterns. Adverse developments including heightened uncertainty could reduce the demand for our services, which could adversely affect our revenue, results of operations, and financial position in 2019.
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
We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The unfavorable economic and financial conditions that have impacted many sectors of the global economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write offs of accounts receivable. If these effects were severe, the indirect impact could include impairments of goodwill, covenant violations relating to MDC’s senior secured revolving credit agreement (as amended, the “Credit Agreement”) or the $900 million aggregate principal amount of 6.50% notes due 2024 (the “6.50% Notes”), or reduced liquidity. Our ten largest clients (measured by revenue generated) accounted for 23% of our revenue in 2018.
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
On March 12, 2019, in connection with an amendment to the Credit Agreement, we reduced the maximum amount of revolving commitments provided by the lenders to $250 million from $325 million.
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement. If, however, events were to occur, which result in MDC losing all or a substantial portion of its available credit under the Credit Agreement, or if MDC was prevented from accessing such lines of credit due to other restrictions such as those in the indenture governing the 6.50% Notes, MDC could be required to seek other sources of liquidity. In addition, if MDC were unable to replace these sources of liquidity, then MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments would be materially adversely affected.
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
The Company records liabilities on its balance sheet for deferred acquisition payments at their estimated value based on the current performance of the business, which are remeasured each quarter. At December 31, 2018, these aggregate liabilities were $83.7 million, of which $32.9 million, $29.5 million and $21.3 million would be payable in 2019, 2020 and 2021.
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
The Company recorded $51.5 million on its December 31, 2018 balance sheet as redeemable noncontrolling interests for its estimated obligations in respect of noncontrolling shareholder put and call rights based on the current performance of the subsidiaries, $20.0 million of which related to put rights for which, if exercised, the payments are due at specified dates, with the remainder of redeemable noncontrolling interests attributable to put or call rights exercisable only upon termination of employment or death. No estimated obligation is recorded on the balance sheet for noncontrolling interests for which the Company has a call right but the noncontrolling holder has no put right.
Payments to be made by the Company in respect of deferred acquisition consideration and noncontrolling shareholder put rights may be significantly higher than the estimated amounts described above because the actual obligation adjusts based on the performance of the acquired businesses over time, including future growth in earnings from the calculations made at December 31, 2018. Similarly, the payments made by the Company under call rights would increase with growth in earnings of the acquired businesses. The Company expects that deferred contingent consideration and noncontrolling interests for managers may be features of future acquisitions that it may undertake and that it may also grant similar noncontrolling interests to managers of its subsidiaries unrelated to acquisitions.
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
Employees, including creative, research, analytics, media, technology development, account and practice group specialists, and their skills and relationships with clients, are among MDC’s most important assets. An important aspect of MDC’s competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and MDC may not offer a level of compensation sufficient to attract and retain these key employees. If MDC fails to hire and retain a sufficient number of these key employees, it may not be able to compete effectively. If key executives were to leave our operating units, the relationships that MDC has with its clients could be adversely affected.
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
The Company recognized an impairment of goodwill and other assets of $80.1 million for the twelve months ended December 31, 2018. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit one in each of the Global Integrated Agencies reportable segment, the Media Services reportable segment and within the All Other category and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment. The trademark is no longer in active use following the merger of the underlying agency with another reporting unit in the third quarter of 2018. See Note 10 of the Notes to the Consolidated Financial Statements for information related to the merger.

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
We rely extensively on information technology systems and cybersecurity incidents could adversely affect us.
We rely on information technologies and infrastructure to manage our business, including digital storage of client marketing and advertising information and developing new business opportunities. Increased cybersecurity threats and attacks, which are becoming more sophisticated, pose a risk to our systems and networks. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also have access to sensitive or personal data or information that is subject to privacy laws and regulations. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance and additional known and unknown threats. In addition, we use third-party service providers, including cloud providers, to store, transmit and process data.  Any breakdown or breach in our systems or data-protection policies, or those of our third-party service providers, could adversely affect our reputation or business.
Future issuances of equity securities, which may include securities that would rank senior to our Class A shares, may cause dilution to our existing shareholders and adversely affect the market price of our Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares in the market, or the sale of securities convertible into a large number of our Class A shares. The perception that these sales could occur may also depress the market price of our Class A shares. On March 4, 2017, we issued 95,000 Series 4 convertible preference shares (the “Series 4 Preference Shares”) with an initial aggregate liquidation preference of $95.0 million, which will be convertible into Class A shares or our Series 5 convertible preference shares at a current conversion price of $7.42 per share.  On March, 15, 2019, we issued 50,000 Series 6 convertible preference shares (the “Series 6 Preference Shares” and, together with the Series 4 Preference Shares, the “Preference Shares”) with an initial aggregate liquidation preference of $50.0 million, which will be convertible into Class A shares or our Series 7 convertible preference shares at an initial conversion price of $5.00 per share.  The terms of the Preference Shares provide that the conversion price may be reduced, which would result in the Preference Shares being convertible into additional Class A shares, upon certain events including distributions on our Class A shares or issuances of additional Class A shares or equity-linked securities at a price less than the then-applicable conversion price. The issuance of Class A Shares upon conversion of the Preference Shares may result in immediate and substantial dilution to the interests of our Class A Shares holders since the holders of the Preference Shares may ultimately receive and sell all of shares issuable in connection with the conversion of such Preference Shares.  The market price of our Class A shares may also be affected by factors, such as whether the market price is near or above the conversion price, that could make conversion of the Preference Shares more likely.
Further, the Preference Shares will rank senior to the Class A shares, which could affect the value of the Class A shares on liquidation or, as a result of contractual provisions, on a change in control transaction. For example, pursuant to the related purchase agreements, the Company has agreed, with certain exceptions, not to become party to certain change in control transactions that are approved by the Board other than a qualifying transaction in which holders of Preference Shares are entitled to receive cash or qualifying listed securities with a value equal to the then-applicable liquidation preference plus accrued and unpaid dividends.

See Note 14 and 23 of the Notes to the Consolidated Financial Statements for more information regarding the Series 4 Preference Shares and the Series 6 Preference Shares, respectively.
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
As of December 31, 2018, MDC had $954.6 million, net of debt issuance costs, of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. Our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
Further, we currently receive senior unsecured and long-term debt and corporate quality ratings from Standard & Poor’s and Moody’s. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain our current or any future ratings. If our ratings are reduced from their current levels, this could further adversely affect our liquidity and our business, financial condition and results of operation.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See Note 18 of the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s lease commitments and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the impact of occupancy costs on the Company’s operating expenses.
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
The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Global Integrated Agencies	Los Angeles, New York, Boulder, Detroit, Cleveland, Canada, Sweden, UK, Netherlands, China, Australia, Singapore, Germany, and Brazil.
Domestic Creative Agencies	New York, Minneapolis, San Francisco, and Canada.
Specialist Communications	San Francisco, Los Angeles, New York, Washington D.C., Canada, UK, China, France, Singapore, Japan, Germany and Thailand.
Media Services	New York, Detroit, Atlanta, Los Angeles, and Austin.
All Other	New York, Portland, San Francisco, Ft. Lauderdale, San Diego, Austin, Redwood City, Canada, India, Singapore, UK.
Corporate	New York
Item 3. Legal Proceedings
Dismissal of Class Action Litigation
On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleged violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. The Company vigorously defended this suit. On June 1, 2018, the Ontario Superior Court of Justice dismissed the plaintiff’s motion to proceed with the class action. Plaintiff agreed not to appeal this dismissal decision, and in July 2018 the Court entered a final order approving the dismissal of this claim.
Closing of Antitrust Investigation
In June 2016, one of the Company’s subsidiaries received a subpoena from the U.S. Department of Justice Antitrust Division (the “DOJ”) concerning the DOJ’s ongoing investigation of production practices in the advertising industry. The Company and its subsidiary fully cooperated with this confidential investigation. By letter dated November 5, 2018 (received by the Company’s counsel on November 12, 2018), the DOJ confirmed that the foregoing investigation had been closed. The DOJ did not bring any charges against the Company, its subsidiary or any of their respective employees.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”). There is no established public trading market for our Class B voting shares. As of February 28, 2019, the approximate number of registered holders of our Class A subordinate voting shares and Class B voting shares, including those whose shares are held in nominee name, was 220 and 87, respectively.
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
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2018, the total number of securities remaining available for future issuance is 2,766,602, including 111,866 securities to be issued upon exercise of outstanding options.
Equity Compensation Plans Not Approved by Security Holders
In connection with an employment agreement with a Senior Vice President, the Company awarded an inducement grant of 25,000 restricted shares of the Company’s Class A subordinated voting stock. The restricted stock award will vest on June 11, 2021, subject to continued employment.
See Note 13 of the Notes to the Consolidated Financial Statements included herein for further information on our equity compensation plans.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the twelve months ended December 31, 2018, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2018, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2018. The following table details those shares withheld during the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
10/1/2018 - 10/31/2018	116	$2.47	—	—
11/1/2018 - 11/30/2018	—	—	—	—
12/1/2018 - 12/31/2018	—	—	—	—
Total	116	$2.47	—	—

Item 6. Selected Financial Data
The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes that are included in this Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,476,203	$1,513,779	$1,385,785	$1,326,256	$1,223,512
Operating income	$9,696	$131,959	$48,431	$72,110	$87,749
Net income (loss)	$(111,948)	$257,223	$(40,621)	$(20,119)	$6,739
Stock-based compensation included in income (loss)	$18,416	$24,350	$21,003	$17,796	$17,696
Net income (loss) per Share
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(2.31)	$3.72	$(0.89)	$(0.58)	$(0.06)
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(2.31)	$3.71	$(0.89)	$(0.58)	$(0.06)
Cash dividends declared per share	$—	$—	$0.63	$0.84	$0.74
Financial Position Data
Total assets	$1,611,573	$1,698,892	$1,577,378	$1,577,625	$1,633,751
Total debt	$954,585	$883,119	$936,436	$728,883	$727,988
Redeemable noncontrolling interests	$51,546	$62,886	$60,180	$69,471	$194,951
Deferred acquisition consideration	$83,695	$122,426	$229,564	$347,104	$205,368
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). As a result of the adoption of ASC 606, in 2018 revenue declined $51.6 million and operating income increased $10.7 million. See Notes 3 and 19 of the Notes to the Consolidated Financial Statements for additional information regarding the adoption of ASC 606.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to a “fiscal year” means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal year 2018 means the period beginning January 1, 2018, and ending December 31, 2018).
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
While the Company believes that the methodology used in the calculation of organic revenue change is consistent with our closest U.S. competitors, the calculations may not be comparable to similarly titled measures presented by other publicly traded companies in other industries. Additional information regarding the Company’s acquisition activity as it relates to potential revenue growth is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Certain Factors Affecting our Business.”
All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
Recent Developments
Strategic Review Process and Successor CEO Search
On September 20, 2018, the Company announced its evaluation of potential strategic alternatives, which included, among other things, the possible sale of the Company. On September 12, 2018, the Company announced that Scott Kauffman’s employment as the Company’s Chief Executive Officer would terminate, which it did effective December 31, 2018. The strategic review process proceeded in parallel with the Company’s search to identify a successor CEO.
During the interim period in which the Company was evaluating strategic alternatives and assessing potential new CEO candidates, the Board of Directors has established an executive committee comprised of David Doft (EVP, Chief Financial Officer), Mitchell Gendel (EVP, General Counsel), Stephanie Nerlich (EVP, Partner Development and Talent), and David Ross (EVP, Strategy & Corporate Development) (collectively, the “Executive Committee”). Effective January 1, 2019, the Executive Committee assumed the role and responsibilities of the Chief Executive Officer until the appointment of a successor. The Board of Directors’ Strategic Alternatives Committee, comprised of three independent directors of the Board (Irwin Simon, Larry Kramer and Anne Marie O’Donovan), have provided oversight for the Executive Committee during the interim period.
The Company has completed the strategic review process and search for a new CEO. On March 14, 2019, the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell Group LLC (“Stagwell”), pursuant to which Stagwell Holdings agreed to purchase, (i) 14,285,714 newly authorized Class A shares for $3.50 per share for an aggregate purchase price of $50 million and (ii) 50,000 newly authorized Series 6 convertible preference shares for an aggregate purchase price of $50 million. See Note 23 of the Notes to the Consolidated Financial Statements included herein for additional information.
Effective March 18, 2019, the Company’s Board of the Directors appointed Mark Penn as the Chief Executive Officer (succeeding the Executive Committee) and as a director of the Board. Mr. Penn is manager of Stagwell.
Amendment to Credit Agreement
On March 12, 2019 (the “Amendment Effective Date”), the Company, Maxxcom Inc. (a subsidiary of the Company) (“Maxxcom”) and each of their subsidiaries party thereto entered into an amendment (the “Amendment”) to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”), and the lenders from time to time party thereto.

The Amendment provides financial covenant relief by increasing the total leverage ratio applicable on each testing date after the Amendment Effective Date through the period ending December 31, 2020 from 5.5:1.0 to 6.25:1.0. The total leverage ratio applicable on each testing date after December 31, 2020 will revert to 5.5:1.0.
In addition, the Company is permitted to apply a portion of the net cash proceeds of the Kingsdale Sale (as defined below) to the prepayment, redemption, defeasement, purchase or other acquisition of the Company’s senior unsecured debt.
In connection with the Amendment, the Company reduced the aggregate maximum amount of revolving commitments provided by the lenders under the Credit Agreement to $250.0 million from $325.0 million. The foregoing summary description of the Amendment to the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement. The Amendment is filed as an exhibit to this Form 10-K.
Sale of Kingsdale
On March 8, 2019, the Company consummated the sale of its Kingsdale business (the "Kingsdale Sale"), including operations in Toronto and New York City, back to the Kingsdale Founder and CEO. As consideration for the sale, the Company was paid cash plus the assumption of certain liabilities totaling approximately $50 million in the aggregate.

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
The Company aggregates operating segments into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. Due to changes in the Company’s internal management and reporting structure during 2018, reportable segment results for 2017 and prior periods presented have been recast to reflect the reclassification of certain businesses between segments. Prior period segment information included herein has been adjusted to reflect this change. See Note 16 of the Notes to the Consolidated Financial Statements included herein for a description of each of our reportable segments and All Other category and further information regarding the reclassification of certain business between segments.
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
Acquisitions and Dispositions. The Company’s strategy includes acquiring ownership stakes in well-managed businesses with world class expertise and strong reputations in the industry. The Company provides post-acquisition support to Partner Firms in order to help accelerate growth, including in areas such as business and client development (including cross-selling), corporate communications, corporate development, talent recruitment and training, procurement, legal services, human resources, financial management and reporting, and real estate utilization, among other areas. As most of the Company’s acquisitions remain as stand-alone entities post acquisition, integration is typically implemented promptly, and new Partner Firms can begin to tap into the full range of MDC’s resources immediately. Often the acquired businesses may begin to tap into certain MDC resources in the pre-acquisition period, such as talent recruitment or real estate. The Company engaged in a number of acquisition and disposition transactions during the 2009 to 2018 period, which affected revenues, expenses, operating income and net income. Additional information regarding acquisitions and dispositions is provided in Note 5 of the Notes to the Consolidated Financial Statements included herein for further information.

Foreign Exchange Fluctuation.  Our financial results and competitive position are affected by fluctuations in the exchange rate between the U.S. dollar and non-U.S. dollar, primarily the Canadian dollar. See also “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange.”
Seasonality.  Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur. See Note 22 of the Notes to the Consolidated Financial Statements for information relating to the Company’s quarterly results.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Revenue:
Global Integrated Agencies	$698,872	$797,347	$712,793
Domestic Creative Agencies	102,063	104,417	97,199
Specialist Communications	179,065	172,565	170,285
Media Services	140,753	166,216	157,696
All Other	355,450	273,234	247,812
Total	$1,476,203	$1,513,779	$1,385,785

Segment operating income (loss):
Global Integrated Agencies*	$44,868	$71,857	$59,193
Domestic Creative Agencies	18,552	19,333	18,089
Specialist Communications	18,629	20,728	1,940
Media Services*	(51,196)	13,126	5,554
All Other*	34,000	47,771	7,773
Corporate	(55,157)	(40,856)	(44,118)
Total	$9,696	$131,959	$48,431

Other Income (Expense):
Interest expense and finance charges, net	$(67,075)	$(64,364)	$(65,050)
Foreign exchange transaction gain (loss)	(23,258)	18,137	(213)
Loss on redemption of Notes	—	—	(33,298)
Other, net	230	1,346	414
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	(80,407)	87,078	(49,716)
Income tax expense (benefit)	31,603	(168,064)	(9,404)
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	(112,010)	255,142	(40,312)
Equity in earnings of non-consolidated affiliates	62	2,081	(309)
Net income (loss)	(111,948)	257,223	(40,621)
Net income attributable to the noncontrolling interest	(11,785)	(15,375)	(5,218)
Net income (loss) attributable to MDC Partners Inc.	$(123,733)	$241,848	$(45,839)
* An impairment charge primarily for goodwill and other intangible assets was recognized within the Global Integrated Agencies for $21,008, within Media Services for $52,041 and within the All Other category for $4,691 for the twelve months ended December 31, 2018. See Note 10 of the Notes to the Consolidated Financial Statements for information related to the impairment.

	Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Depreciation and amortization:
Global Integrated Agencies	$23,571	$23,831	$21,555
Domestic Creative Agencies	1,583	1,582	1,811
Specialist Communications	4,252	4,714	6,637
Media Services	3,119	4,052	6,091
All Other	12,909	8,197	8,768
Corporate	762	1,098	1,584
Total	$46,196	$43,474	$46,446

Stock-based compensation:
Global Integrated Agencies	$8,521	$15,225	$12,177
Domestic Creative Agencies	1,100	887	651
Specialist Communications	714	2,954	3,629
Media Services	318	656	318
All Other	3,104	2,494	1,703
Corporate	4,659	2,134	2,525
Total	$18,416	$24,350	$21,003

Capital expenditures:
Global Integrated Agencies	$10,088	$20,760	$16,486
Domestic Creative Agencies	951	1,168	1,153
Specialist Communications	3,618	1,288	2,741
Media Services	966	3,842	5,266
All Other	4,574	5,877	3,753
Corporate	67	23	33
Total	$20,264	$32,958	$29,432

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
Consolidated Results of Operations
Revenues
Revenue was $1.48 billion for the twelve months ended December 31, 2018, compared to revenue of $1.51 billion for the twelve months ended December 31, 2017. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues.
Operating Income
Operating income for the twelve months ended December 31, 2018 was $9.7 million, compared to $132.0 million for the twelve months ended December 31, 2017, representing a decrease of $122.3 million, or 92.7%. Operating income decreased by $108.0 million, or 62.5% in the Advertisement and Communication Group, while Corporate operating expenses increased by $14.3 million, or 35.0%. The decrease in operating income was largely due to an increase in the goodwill and other assets impairment charge and a decrease in revenue. The impact of adoption of ASC 606 increased operating income by $10.7 million. Adjusted to exclude the impact of the adoption of ASC 606, operating loss would have been $1.0 million, representing a decrease of $133.0 million compared to 2017.

Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the twelve months ended December 31, 2018 was $67.1 million compared to $64.4 million for the twelve months ended December 31, 2017, representing an increase of $2.7 million. The increase was primarily due to higher interest rates in the current year as well as increased borrowings under the Company’s revolving Credit Agreement in comparison to the prior period. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on the Credit Agreement.
Foreign Exchange Transaction Gain (Loss)
Foreign exchange loss was $23.3 million for the twelve months ended December 31, 2018 compared to a foreign exchange gain of $18.1 million for the twelve months ended December 31, 2017. The foreign exchange loss is primarily attributable to the weakening of the Canadian dollar against the U.S. dollar in 2018. In 2017, foreign exchange gain was primarily attributable to the Canadian dollar strengthening against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Goodwill and Other Asset Impairment
The Company recognized an impairment of goodwill and other assets of $80.1 million in the twelve months ended December 31, 2018. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit one in each of the Global Integrated Agencies reportable segment, the Media Services reportable segment and within the All Other category and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment. The trademark is no longer in active use given its merger with another reporting unit in the third quarter of 2018. See Note 10 of the Notes to the Consolidated Financial Statements for information related to the merger.
Other, Net
Other income, net was $0.2 million for the twelve months ended December 31, 2018 compared to $1.3 million for the twelve months ended December 31, 2017.
Income Tax Expense (Benefit)
Income tax expense for the twelve months ended December 31, 2018 was $31.6 million (associated with a pretax loss of $80.4 million) compared to an income tax benefit of $168.1 million (associated with pretax income of $87.1 million) for the twelve months ended December 31, 2017. Income tax expense in 2018 included the impact of establishing a valuation allowance of $49.4 million primarily associated with Canadian deferred tax assets and the income tax benefit in 2017 included the impact of a release of a valuation allowance of $232.6 million in certain jurisdictions as well as the incremental tax benefit associated with the Tax Cuts and Jobs Act of 2017.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates was income of $0.1 million for the twelve months ended December 31, 2018 compared to $2.1 million for the twelve months ended December 31, 2017.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $11.8 million for the twelve months ended December 31, 2018, compared to $15.4 million for the twelve months ended December 31, 2017, representing a decrease of $3.6 million. This decrease was attributable to a reduction in operating results at Partner Firms with a noncontrolling interest.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the twelve months ended December 31, 2018 was $132.1 million or $2.31 per diluted share, compared to a net income of $205.6 million, or $3.71 per diluted share reported for the twelve months ended December 31, 2017.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $1.48 billion for the twelve months ended December 31, 2018, compared to revenue of $1.51 billion for the twelve months ended December 31, 2017, representing a decrease of $37.6 million, or 2.5%. The impact of the adoption of ASC 606 reduced revenue by $51.6 million, or 3.4%, primarily due to the shift in treatment of third-party costs from principal to agent for various client arrangements of certain Partner Firms and timing of revenue recognition. The other components of the change in revenue included a negative foreign exchange impact of $0.5 million, and an adverse impact from dispositions of $14.7 million, or 1.0%, offset by revenue from acquisitions of $28.3 million, or 1.9%, and an increase in revenue from existing Partner Firms of $0.9 million. Excluding the impact of the adoption of ASC 606, the change in revenue was attributable to contribution from new client wins that was partially offset by client losses and reduction in spending by some clients. Additionally, the change in revenue was driven by growth in categories including transportation, consumer products, financials and healthcare offset by declines in automotive, and retail.

The components of the change in revenues in the Advertising and Communications Group for the twelve months ended December 31, 2018 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
December 31, 2017	$1,513,779		$1,172,364		$123,093		$218,322
Components of revenue change:
Foreign exchange impact	(463)	—%	—	—%	(301)	(0.2)%	(162)	(0.1)%
Non-GAAP acquisitions (dispositions), net	13,644	0.9%	14,466	1.2%	—	—%	(822)	(0.4)%
Impact of adoption of ASC 606	(51,636)	(3.4)%	(20,699)	(1.8)%	1,288	1.0%	(32,225)	(14.8)%
Organic revenue growth (decline)	879	0.1%	(12,940)	(1.1)%	(79)	(0.1)%	13,898	6.4%
Total Change	$(37,576)	(2.5)%	$(19,173)	(1.6)%	$908	0.7%	$(19,311)	(8.8)%
December 31, 2018	$1,476,203		$1,153,191		$124,001		$199,011
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), as defined above. For the twelve months ended December 31, 2018, organic revenue growth was $0.9 million, or 0.1%, of which growth of $7.6 million, or 0.5% was generated through acquired Partner Firms and decline of $6.7 million or 0.4% was related to Partner Firms which the Company has held throughout each of the comparable periods presented.
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the twelve months ended December 31, 2018:

Acquisition Revenue Reconciliation	Global Integrated	Specialist Communications	Media Services	All Other	Total
GAAP revenue from 2018 acquisitions (1)	$—	$1,276	$—	$34,841	$36,117
Impact of adoption of ASC 606 from 2018 acquisition	—	—	—	(168)	(168)
Contribution to non-GAAP organic revenue (growth)	—	—	—	(7,606)	(7,606)
Prior year revenue from dispositions	(1,910)	—	(11,569)	(1,220)	(14,699)
Non-GAAP acquisitions (dispositions), net	$(1,910)	$1,276	$(11,569)	$25,847	$13,644

(1)
Operating segments not impacted by revenue from acquired Partner Firms in the 2018 and 2017 were excluded. See Note 5 of the Notes to the Consolidated Financial Statements included herein for further information pertaining to the acquisitions and dispositions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
United States	78.1%	77.5%
Canada	8.4%	8.1%
Other	13.5%	14.4%

The impact of the adoption of ASC 606 decreased revenue in the United States by $20.7 million or 1.8%, and $32.2 million or 14.8% in other regions outside of North America with a minimal impact in Canada.
Organic revenue performance was attributable to a contribution from net client wins and additional spending by some clients. The United States had organic revenue decline of $12.9 million, or 1.1%. In Canada, organic revenue declined $0.1 million, or 0.1%. Organic revenue growth outside of North America was $13.9 million, or 6.4%, consisting of contributions from existing Partner Firms due to net new client wins.
The negative foreign exchange impact of $0.5 million was primarily due to the fluctuation of the U.S. dollar against British Pound, Euro, Canadian dollar and Swedish Króna.
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$1,476,203		$1,513,779		$(37,576)	(2.5)%
Operating expenses
Cost of services sold	991,215	67.1%	1,023,476	67.6%	(32,261)	(3.2)%
Office and general expenses	296,961	20.1%	271,874	18.0%	25,087	9.2%
Depreciation and amortization	45,434	3.1%	42,376	2.8%	3,058	7.2%
Goodwill and other asset impairment	77,740	5.3%	3,238	0.2%	74,502	NM
	$1,411,350	95.6%	$1,340,964	88.6%	$70,386	5.2%
Operating profit	$64,853	4.4%	$172,815	11.4%	$(107,962)	(62.5)%
The decrease in operating profit was largely due to an increase in the goodwill and other asset impairment charge, and a decrease in revenue. The impact of the adoption of ASC 606 increased operating profit by $10.7 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $54.1 million, representing a decrease of $118.7 million compared to 2017.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$213,354	14.5%	$260,776	17.2%	$(47,422)	(18.2)%
Staff costs (2)	872,459	59.1%	829,568	54.8%	42,891	5.2%
Administrative costs	189,063	12.8%	187,687	12.4%	1,376	0.7%
Deferred acquisition consideration	(457)	—%	(4,898)	(0.3)%	4,441	(90.7)%
Stock-based compensation	13,757	0.9%	22,217	1.5%	(8,460)	(38.1)%
Depreciation and amortization	45,434	3.1%	42,376	2.8%	3,058	7.2%
Goodwill and other asset impairment	77,740	5.3%	3,238	0.2%	74,502	NM
Total operating expenses	$1,411,350	95.6%	$1,340,964	88.6%	$70,386	5.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
The decrease in direct costs was primarily attributed to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are now accounted for as agent under ASC 606. The change resulted in a decrease in third-party costs included in revenue of approximately $62.4 million. This decrease was partially offset by revenue of an acquisition during the year.

The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm, and higher costs to support the growth of certain Partner Firms, partially offset by staffing reductions at other Partner Firms.
Deferred acquisition consideration change for the twelve months ended December 31, 2018 and 2017 was primarily due to the aggregate performance of certain Partner Firms in the respective years relative to the previously projected expectations.
Stock-based compensation change for the twelve months ended December 31, 2018 was primarily due to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
The goodwill and other asset impairment in 2018 primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit one in each of the Global Integrated Agencies reportable segment, the Media Services reportable segment and within the All Other category and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment in comparison to a partial impairment in 2017. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Global Integrated Agencies
The change in revenue and expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$698,872		$797,347		$(98,475)	(12.4)%
Operating expenses
Cost of services sold	464,304	66.4%	549,443	68.9%	(85,139)	(15.5)%
Office and general expenses	145,121	20.8%	149,475	18.7%	(4,354)	(2.9)%
Depreciation and amortization	23,571	3.4%	23,831	3.0%	(260)	(1.1)%
Goodwill and other asset impairment	21,008	0.3%	2,741	0.3%	18,267	NM
	$654,004	93.6%	$725,490	91.0%	$(71,486)	(9.9)%
Operating profit	$44,868	6.4%	$71,857	9.0%	$(26,989)	(37.6)%
The impact of the adoption of ASC 606 reduced the Global Integrated Agencies reportable segment revenue by $56.3 million or 7.1%. The other components of the change included a decline in revenue from existing Partner Firms of $39.5 million, or 5.0%, due to cutbacks and spending delays from several existing clients and a slower pace of conversion of new business, partially offset by client wins, and a negative impact from dispositions of $1.9 million or 0.2%, as well as a negative foreign exchange impact of $0.8 million, or 0.1%.
The decrease in operating profit was primarily attributed to the goodwill and other asset impairment recognized in 2018. In addition, lower revenues were mostly offset by a decline in expenses, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $7.4 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $37.5 million in 2018, representing a decrease of $34.4 million compared to 2017.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$44,358	6.3%	$108,688	13.6%	$(64,330)	(59.2)%
Staff costs (2)	461,286	66.0%	465,522	58.4%	(4,236)	(0.9)%
Administrative	100,604	14.4%	104,879	13.2%	(4,275)	(4.1)%
Deferred acquisition consideration	(5,344)	(0.8)%	4,604	0.6%	(9,948)	(216.1)%
Stock-based compensation	8,521	1.2%	15,225	1.9%	(6,704)	(44.0)%
Depreciation and amortization	23,571	3.4%	23,831	3.0%	(260)	(1.1)%
Goodwill and other asset impairment	21,008	0.3%	2,741	—%	18,267	—%
Total operating expenses	$654,004	93.6%	$725,490	91.0%	$(71,486)	(9.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
The decrease in direct costs was primarily attributed to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are now accounted for as agent under ASC 606. The change resulted in a decrease in third-party costs included in revenue of $62.4 million.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.
Deferred acquisition consideration change for the twelve months ended December 31, 2018 was primarily due to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Stock-based compensation change for the twelve months ended December 31, 2018 was primarily due to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
The goodwill and other asset impairment in 2018 primarily consist of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit and the full write-down of a trademark for a reporting unit in comparison to a partial impairment in 2017. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein.
Domestic Creative Agencies
The change in revenue and expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$102,063		$104,417		$(2,354)	(2.3)%
Operating expenses
Cost of services sold	59,888	58.7%	61,623	59.0%	(1,735)	(2.8)%
Office and general expenses	22,040	21.6%	21,879	21.0%	161	0.7%
Depreciation and amortization	1,583	1.6%	1,582	1.5%	1	0.1%
	$83,511	81.8%	$85,084	81.5%	$(1,573)	(1.8)%
Operating profit	$18,552	18.2%	$19,333	18.5%	$(781)	(4.0)%
The impact of the adoption of ASC 606 increased revenue in the Domestic Creative Agencies reportable segment by $1.2 million or 1.2%. In addition, revenue from existing Partner Firms declined $3.6 million or 3.5%.
The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$2,888	2.8%	$4,362	4.2%	$(1,474)	(33.8)%
Staff costs (2)	66,020	64.7%	65,814	63.0%	206	0.3%
Administrative	11,920	11.7%	12,080	11.6%	(160)	(1.3)%
Deferred acquisition consideration	—	—%	359	0.3%	(359)	(100.0)%
Stock-based compensation	1,100	1.1%	887	0.8%	213	24.0%
Depreciation and amortization	1,583	1.6%	1,582	1.5%	1	0.1%
Total operating expenses	$83,511	81.8%	$85,084	81.5%	$(1,573)	(1.8)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
The decrease in direct costs was primarily attributed to lower costs to support the decline in revenue of certain Partner Firms.
Specialist Communications
The change in revenue and expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$179,065		$172,565		$6,500	3.8%
Operating expenses
Cost of services sold	122,710	68.5%	117,195	67.9%	5,515	4.7%
Office and general expenses	33,474	18.7%	29,928	17.3%	3,546	11.8%
Depreciation and amortization	4,252	2.4%	4,714	2.7%	(462)	(9.8)%
	$160,436	89.6%	$151,837	88.0%	$8,599	5.7%
Operating profit	$18,629	10.4%	$20,728	12.0%	$(2,099)	(10.1)%
The impact of the adoption of ASC 606 increased revenue in the Specialist Communications reportable segment by $1.2 million or 0.7%. The other components of the change included growth in revenue from existing Partner Firms of $3.8 million or 2.2%, revenue contributions of $1.3 million or 0.7% from an acquired Partner Firm.
The decrease in operating profit was due to the increase in revenues, offset by higher operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$45,627	25.5%	$42,754	24.8%	$2,873	6.7%
Staff costs (2)	85,767	47.9%	79,873	46.3%	5,894	7.4%
Administrative	22,969	12.8%	21,961	12.7%	1,008	4.6%
Deferred acquisition consideration	1,107	0.6%	(419)	(0.2)%	1,526	(364.2)%
Stock-based compensation	714	0.4%	2,954	1.7%	(2,240)	(75.8)%
Depreciation and amortization	4,252	2.4%	4,714	2.7%	(462)	(9.8)%
Total operating expenses	$160,436	89.6%	$151,837	88.0%	$8,599	5.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
The increase in direct and staff costs were primarily attributed to supporting the growth in revenue of certain Partner Firms, and contributions from an acquired Partner Firm.
The change in the deferred acquisition consideration adjustment was due to the aggregate performance of certain Partner Firms in 2018 as compared to their performance in 2017.
Stock-based compensation declined for the twelve months ended December 31, 2018 primarily due to the aggregate performance of certain Partner Firms in 2018 relative to the previously projected expectations.
Media Services
The change in revenues and expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$140,753		$166,216		$(25,463)	(15.3)%
Operating expenses
Cost of services sold	102,117	72.6%	111,850	67.3%	(9,733)	(8.7)%
Office and general expenses	34,672	24.6%	36,691	22.1%	(2,019)	(5.5)%
Depreciation and amortization	3,119	2.2%	4,549	2.7%	(1,430)	(31.4)%
Goodwill impairment	52,041	37.0%	—	—%	52,041	100.0%
	$191,949	136.4%	$153,090	92.1%	$38,859	25.4%
Operating profit (loss)	$(51,196)	(36.4)%	$13,126	7.9%	$(64,322)	(490.0)%
The impact of the adoption of ASC 606 increased revenue in the Media Services reportable segment by $1.1 million or 0.7%. The other components of the change included a negative impact from the disposition of a Partner Firm in the third quarter of 2017 of $11.6 million, or 7.0%, and a decline in revenue from existing Partner Firms of $15.4 million or 9.3%.
The operating loss in 2018 was driven by the goodwill impairment. The change in operating profit was also due to a decline in revenue, partially offset by a decrease in operating expenses, as outlined below.
The adoption of ASC 606 did not have a significant impact on operating profit.

The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$38,834	27.6%	$46,411	27.9%	$(7,577)	(16.3)%
Staff costs (2)	76,510	54.4%	80,234	48.3%	(3,724)	(4.6)%
Administrative	20,809	14.8%	22,059	13.3%	(1,250)	(5.7)%
Deferred acquisition consideration	318	0.2%	(819)	(0.5)%	1,137	(138.8)%
Stock-based compensation	318	0.2%	656	0.4%	(338)	(51.5)%
Depreciation and amortization	3,119	2.2%	4,549	2.7%	(1,430)	(31.4)%
Goodwill impairment	52,041	37.0%	—	—%	52,041	100.0%
Total operating expenses	$191,949	136.4%	$153,090	92.1%	$38,859	25.4%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
The decline in direct costs was primarily attributed to costs incurred in the prior year for a disposed Partner Firm.
The decline in staff costs was primarily attributed to staffing reductions at certain Partner Firms due to declines in revenue and costs incurred in the prior year for a disposed Partner Firm.
The goodwill impairment in 2018 primarily consist of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein.
All Other
The change in revenue and expenses as a percentage of revenue in the All Other category for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$355,450		$273,234		$82,216	30.1%
Operating expenses
Cost of services sold	242,197	68.1%	183,366	67.1%	58,831	32.1%
Office and general expenses	61,653	17.3%	33,901	12.4%	27,752	81.9%
Depreciation and amortization	12,909	3.6%	8,197	3.0%	4,712	57.5%
Goodwill impairment	4,691	1.3%	$—	—%	4,691	100.0%
	$321,450	90.4%	$225,464	82.5%	$95,986	42.6%
Operating profit	$34,000	9.6%	$47,771	17.5%	$(13,770)	(28.8)%
The impact of the adoption of ASC 606 increased revenue in the All Other category by $1.0 million or 0.4%. The other components of the change included revenue growth from existing Partner Firms of $55.6 million or 20.3%, revenue contributions of $25.8 million or 9.5% from an acquired Partner Firm net of dispositions, offset by an immaterial negative foreign exchange impact.
These decrease in operating profit was primarily due to higher revenue, being more than offset by an increase in operating expenses, as outlined below. The impact of the adoption of ASC 606 increased operating profit by $1.0 million or 0.4%.

The change in the categories of expenses as a percentage of revenue in the All Other category for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$81,647	23.0%	$58,561	21.4%	$23,086	39.4%
Staff costs (2)	182,878	51.4%	138,127	50.6%	44,751	32.4%
Administrative	32,758	9.2%	26,707	9.8%	6,051	22.7%
Deferred acquisition consideration	3,463	1.0%	(8,623)	(3.2)%	12,086	(140.2)%
Stock-based compensation	3,104	0.9%	2,495	0.9%	609	24.4%
Depreciation and amortization	12,909	3.6%	8,197	3.0%	4,712	57.5%
Goodwill impairment	4,691	1.3%	$—	—%	4,691	100.0%
Total operating expenses	$321,450	90.4%	$225,464	82.5%	$95,986	42.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
These increase in direct and staff costs were primarily due to contributions from an acquired Partner Firm and an expansion in workforce in certain Partner Firms to support revenue growth.
The change in deferred acquisition consideration was primarily due to aggregate higher performance of certain Partner Firms as compared to forecasted expectations in the current period.
The goodwill impairment in 2018 was comprised of a partial impairment relating to a Partner Firm that was classified as Held For Sale as of December 31, 2018. For more information see Note 5 and 10 of the Notes to the Consolidated Financial Statements included herein.
Corporate
The change in operating expenses for Corporate for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs (1)	$30,179	$20,926	$9,253	44.2%
Administrative	17,240	15,521	1,719	11.1%
Stock-based compensation	4,659	2,134	2,525	118.3%
Depreciation and amortization	762	1,098	(336)	(30.6)%
Other asset impairment	2,317	1,177	1,140	96.9%
Total operating expenses	$55,157	$40,856	$14,301	35.0%

(1)	Excludes stock-based compensation.
The increase in staff costs for Corporate was primarily attributed to severance expense related to certain corporate actions taken in 2018 in comparison to 2017.
The increase in administrative costs was primarily related to an increase in professional fees of $5.4 million, primarily related to fees for the implementation of ASC 606, which was adopted effective January 1, 2018.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
Consolidated Results of Operations
Revenues
Revenue was $1.51 billion for the twelve months ended December 31, 2017, compared to revenue of $1.39 billion the twelve months ended December 31, 2016. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues.
Operating Income
Operating income for twelve months ended December 31, 2017 was $132.0 million, compared to $48.4 million for the twelve months ended December 31, 2016, representing an increase of $83.6 million, or 172.5%. Operating income increased by $80.3 million, or 86.7% in the Advertisement and Communication Group, while Corporate operating expenses decreased by $3.3 million, or 7.4%.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the twelve months ended December 31, 2017 was $64.4 million compared to $65.1 million for the twelve months ended December 31, 2016, representing a decrease of $0.7 million. The decrease was primarily due to lower borrowings under the Company’s revolving Credit Agreement in comparison to the prior period. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on the Wells Fargo Credit Agreement.
Foreign Exchange Transaction Gain (Loss)
Foreign exchange gain was $18.1 million for the twelve months ended December 31, 2017 compared to a foreign exchange loss of $0.2 million for the twelve months ended December 31, 2016. The foreign exchange gain in 2017 was primarily related to the U.S. dollar denominated indebtedness that was an obligation of the Company’s Canadian parent company and was driven by the appreciation of the Canadian dollar against the U.S. dollar in the period.
Goodwill and Other Asset Impairment
The Company recognized an impairment of goodwill and other assets of $4.4 million from two operating units in the Global Integrated Agencies reportable segment and the Media Services reportable segment and other assets in the Corporate segment for twelve months ended December 31, 2017 as compared to $48.5 million from partial impairment of goodwill relating to one of the Company’s reporting units and for the twelve months ended December 31, 2016. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit.
Other, Net
Other income, net was $1.3 million for the twelve months ended December 31, 2017 compared to $0.4 million for the twelve months ended December 31, 2016.
Income Tax Expense (Benefit)
Income tax benefit for the twelve months ended December 31, 2017 was $168.1 million (associated with pretax income of $87.1 million) compared to an income tax benefit of $9.4 million (associated with a pretax loss of $49.7 million) for the twelve months ended December 31, 2016. The change in tax benefit year over year was primarily driven by the release of a valuation allowance in certain jurisdictions as well as the incremental tax benefit associated with the Tax Cuts and Jobs Act of 2017.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates was income of $2.1 million for the twelve months ended December 31, 2017 compared to loss of $0.3 million for the twelve months ended December 31, 2016.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $15.4 million for the twelve months ended December 31, 2017, compared to $5.2 million for the twelve months ended December 31, 2016, representing an increase of $10.2 million. This increase was attributable to an increase in operating results at Partner Firms with a noncontrolling interest.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the twelve months ended December 31, 2017 was $205.6 million, or $3.71 per diluted share, compared to a net loss of $45.8 million, or $0.89 per diluted share reported for the twelve months ended December 31, 2016.

Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue in the Advertising and Communications Group was $1.51 billion for the twelve months ended December 31, 2017, compared to revenue of $1.39 billion for the twelve months ended December 31, 2016, representing an increase of $128.0 million, or 9.2%. The change in revenue was driven by revenue growth from existing Partner Firms of $91.5 million, or 6.6%, and a positive foreign exchange impact of $3.6 million, or 0.3%. Revenue from acquired Partner Firms was $43.5 million, or 3.1%, including growth of $4.9 million from organic revenue growth, partially offset by a negative impact from dispositions of $10.6 million. Revenue growth was attributable to net new client wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. There was broad based growth by client sector, with particular strength in communications, food & beverage, financials, and consumer products, partially offset by declines within technology and retail.
The components of the change in revenues in the Advertising and Communications Group for the twelve months ended December 31, 2017 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
December 31, 2016	$1,385,786		$1,103,712		$124,102		$157,972
Components of revenue change:
Foreign exchange impact	1,227	0.1%	—	—%	2,208	1.8%	(981)	(0.6)%
Non-GAAP acquisitions (dispositions), net	30,385	2.2%	(5,609)	(0.5)%	(1,499)	(1.2)%	37,493	23.7%
Organic revenue growth (decline)	96,381	7.0%	74,261	6.7%	(1,718)	(1.4)%	23,838	15.1%
Total Change	$127,993	9.2%	$68,652	6.2%	$(1,009)	(0.8)%	$60,350	38.2%
December 31, 2017	$1,513,779		$1,172,364		$123,093		$218,322
The Company also utilizes a non-GAAP metric called organic revenue growth (decline), as defined above. For the twelve months ended December 31, 2017, organic revenue growth was $96.4 million, or 7.0%, of which $91.5 million, or 6.6% pertained to Partner Firms which the Company has held throughout each of the comparable periods presented. The remaining $4.9 million, or 0.4%, was generated through acquired Partner Firms. The other components of non-GAAP activity include non-GAAP acquisitions (dispositions), net adjustments of $30.4 million, or 2.2%, and a positive foreign exchange impact of $1.2 million, or 0.1%.

The below is a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the twelve months ended December 31, 2017:

Acquisition Revenue Reconciliation	Global Integrated Agencies	Media Services	All Other	Total
	(Dollars in Thousands)
GAAP revenue from prior year acquisitions (1)	$43,536	$—	$—	$43,536
Foreign exchange impact	2,387	—	—	2,387
Contribution to non-GAAP organic revenue growth (decline) (2)	(4,930)	—	—	(4,930)
Prior year revenue from dispositions	(3,500)	(5,609)	(1,499)	(10,608)
Non-GAAP acquisitions (dispositions), net	$37,493	$(5,609)	$(1,499)	$30,385

(1)
Operating segments not impacted by revenue from acquired Partner Firms in the 2017 and 2016 were excluded. See Note 5 of the Notes to the Consolidated Financial Statements included herein for further information pertaining to the acquisitions and dispositions.

(2)
Contributions to organic revenue growth (decline) represents the change in revenue, measured on a constant currency basis, relative to the comparable pre-acquisition period for acquired businesses that is included in the Company’s organic revenue growth (decline) calculation.

The geographic mix in revenues in the Advertising and Communications Group for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017	2016
United States	77.5%	79.6%
Canada	8.1%	9.0%
Other	14.4%	11.4%
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

The change in revenue and expenses as a percentage of revenue in the Advertising and Communications Group for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$1,513,779		$1,385,785		$127,994	9.2%
Operating expenses
Cost of services sold	1,023,476	67.6%	936,133	67.6%	87,343	9.3%
Office and general expenses	271,874	18.0%	263,717	19.0%	8,157	3.1%
Depreciation and amortization	42,376	2.8%	44,861	3.2%	(2,485)	(5.5)%
Goodwill and other asset impairment	3,238	0.2%	48,524	3.5%	(45,286)	(93.3)%
	$1,340,964	88.6%	$1,293,235	93.3%	$47,729	3.7%
Operating profit	$172,815	11.4%	$92,550	6.7%	$80,265	86.7%
Operating profit in the Advertising and Communications Group for the twelve months ended December 31, 2017 was $172.8 million, compared to $92.6 million for the twelve months ended December 31, 2016, representing an increase of $80.3 million, or 86.7%. Operating margins improved by 470 basis points from 6.7% in 2016, to 11.4% in 2017. These improvements were largely due to a decline in the goodwill impairment charge, a decrease in staff costs as a percentage of revenue, and a change in the deferred acquisition consideration adjustment, partially offset by an increase in direct costs.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$260,776	17.2%	$212,259	15.3%	$48,517	22.9%
Staff costs (2)	829,568	54.8%	781,947	56.4%	47,621	6.1%
Administrative costs	187,687	12.4%	179,199	12.9%	8,488	4.7%
Deferred acquisition consideration	(4,898)	(0.3)%	7,968	0.6%	(12,866)	(161.5)%
Stock-based compensation	22,217	1.5%	18,478	1.3%	3,739	20.2%
Depreciation and amortization	42,376	2.8%	44,861	3.2%	(2,485)	(5.5)%
Goodwill and other asset impairment	3,238	0.2%	48,524	3.5%	(45,286)	(93.3)%
Total operating expenses	$1,340,964	88.6%	$1,293,236	93.3%	$47,728	3.7%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.

Direct costs in the Advertising and Communications Group for the twelve months ended December 31, 2017 were $260.8 million, compared to $212.3 million for the twelve months ended December 31, 2016, representing an increase of $48.5 million, or 22.9%. As a percentage of revenue, direct costs increased from 15.3% in 2016 to 17.2% in 2017. The increase in direct costs and as a percentage of revenue was primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio, in addition to an increase in costs incurred on the client’s behalf from some of our existing Partner Firms acting as principal.

Staff costs for the twelve months ended December 31, 2017 were $829.6 million, compared to $781.9 million for the twelve months ended December 31, 2016, representing an increase of $47.6 million, or 6.1%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. Staff costs as a percentage of revenue in the Advertising and Communications Group decreased from 56.4% in 2016 to 54.8% in 2017, which was primarily driven by revenue growth as well improvements in staffing relative to the prior period.

Goodwill impairment in the Advertising and Communications Group for the twelve months ended December 31, 2017 was $3.2 million, compared to $48.5 million for the twelve months ended December 31, 2016, representing a decrease of $45.3 million, or 93.3%. The decrease was due to a partial impairment in 2017 of $3.2 million relating to the Global Integrated Agencies reportable segment and the Media Services reportable segment in comparison to a partial impairment in 2016 of $48.5 million relating to the All Other, Specialist Communications and Media Services reportable segments. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein.

Deferred acquisition consideration in the Advertising and Communications Group for the twelve months ended December 31, 2017 resulted in income of $4.9 million compared to an expense of $8.0 million for the twelve months ended December 31, 2016, representing a change of $12.9 million, or 161.5%. The change in the deferred acquisition consideration adjustment was primarily due to the higher than estimated liability in the prior period driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition, increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2016, and the aggregate under-performance of certain Partner Firms in 2017 relative to the previously forecasted expectations.

Stock-based compensation in the Advertising and Communications Group was $22.2 million for the twelve months ended December 31, 2017, compared to $18.5 million for the twelve months ended December 31, 2016, representing an increase of $3.7 million, or 20.2%. As a percentage of revenue, stock-based compensation increased from 1.3% in 2016 to 1.5% in 2017.

Depreciation and amortization expense in the Advertising and Communications Group for the twelve months ended December 31, 2017 was $42.4 million compared to $44.9 million for the twelve months ended December 31, 2016, representing a decrease of $2.5 million, or 5.5%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.

Global Integrated Agencies

The change in revenue and expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$797,347		$712,793		$84,554	11.9%
Operating expenses
Cost of services sold	549,443	68.9%	485,081	68.1%	64,362	13.3%
Office and general expenses	149,475	18.7%	146,964	20.6%	2,511	1.7%
Depreciation and amortization	23,831	3.0%	21,555	3.0%	2,276	10.6%
Goodwill and other asset impairment	2,741	0.3%	—	—%	2,741	100.0%
	$725,490	91.0%	$653,600	91.7%	$71,890	11.0%
Operating profit	$71,857	9.0%	$59,193	8.3%	$12,664	21.4%
Revenue in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2017 was $797.3 million, compared to $712.8 million for the twelve months ended December 31, 2016, representing an increase of $84.6 million, or 11.9%. The change in revenue included contributions from existing Partner Firms consisting of revenue growth of $45.9 million, or 6.4%, and a positive foreign exchange impact of $0.2 million. Revenue growth was primarily driven by net new client wins, increased spending as well as expanded scopes of services by existing clients, and increased pass-through costs. Revenue from acquired Partner Firms was $42.0 million, or 5.9%, partially offset by a negative impact from dispositions of $3.5 million, or 0.5%.

Operating profit in the Global Integrated Agencies reportable segment in 2017 was $71.9 million, compared to $59.2 million in 2016. Operating margins declined by 70 basis points from 9.0% in 2017 to 8.3% in 2016. The increases in operating profit and margin were largely due to improvements in staff costs as a percentage of revenue and a reduction in the deferred acquisition consideration expense, partially offset by an increase in direct costs.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$108,688	13.6%	$72,995	10.2%	$35,693	48.9%
Staff costs (2)	465,522	58.4%	440,723	61.8%	24,799	5.6%
Administrative costs	104,879	13.2%	94,595	13.3%	10,284	10.9%
Deferred acquisition consideration	4,604	0.6%	11,555	1.6%	(6,951)	(60.2)%
Stock-based compensation	15,225	1.9%	12,177	1.7%	3,048	25.0%
Depreciation and amortization	23,831	3.0%	21,555	3.0%	2,276	10.6%
Goodwill and other asset impairment	2,741	0.3%	—	—%	2,741	100.0%
Total operating expenses	$725,490	91.0%	$653,600	91.7%	$71,890	11.0%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2017 were $108.7 million compared to $73.0 million for the twelve months ended December 31, 2016, representing an increase of $35.7 million, or 48.9%. As a percentage of revenue, direct costs increased from 10.2% in 2016 to 13.6% in 2017. These increases were primarily due to contributions from an acquired Partner Firm which has a higher direct cost to revenue ratio, in addition to an increase in costs incurred on certain clients’ behalf from some of our existing Partner Firms acting as principal.

Staff costs in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2017 were $465.5 million compared to $440.7 million for the twelve months ended December 31, 2016, representing an increase of $24.8 million, or 5.6%. The increase in staff costs was due to increased headcount driven by certain Partner Firms to support the growth of their businesses as well as additional contributions from acquired Partner Firms. As a percentage of revenue, staff costs decreased from 61.8% in 2016 to 58.4% in 2017, primarily driven by revenue growth as well improvements in staffing relative to the prior period.

Deferred acquisition consideration in the Global Integrated Agencies reportable segment resulted in an expense of $4.6 million in 2017, compared to $11.6 million in 2016, representing a decrease of $7.0 million, or 60.2%. The change in the deferred acquisition consideration adjustment was primarily due to the increased estimated liability in the prior period driven by the decrease in the Company’s estimated future stock price, pertaining to an equity funded acquisition completed in 2016 as well as increased expenses pertaining to amendments to purchase agreements of previously acquired incremental ownership interest entered into during 2016.

Domestic Creative Agencies

The change in expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$104,417		$97,199		$7,218	7.4%
Operating expenses
Cost of services sold	61,623	59.0%	56,588	58.2%	5,035	8.9%
Office and general expenses	21,879	21.0%	20,712	21.3%	1,167	5.6%
Depreciation and amortization	1,582	1.5%	1,811	1.9%	(229)	(12.6)%
	$85,084	81.5%	$79,111	81.4%	$5,973	7.6%
Operating profit	$19,333	18.5%	$18,088	18.6%	$1,245	6.9%
Revenue in the Domestic Creative Agencies reportable segment was $104.4 million for the twelve months ended December 31, 2017, compared to $97.2 million for the twelve months ended December 31, 2016, representing an increase of $7.2 million, or 7.4%. The change in revenue was due to revenue growth from Partner Firms of $7.0 million, or 7.2%, and a positive foreign exchange impact of $0.2 million, or 0.2%.

Operating profit in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2017 was $19.3 million compared to $18.1 million for the twelve months ended December 31, 2016, representing an increase of $1.2 million, or 6.9%. Operating margins declined by 10 basis points from 18.6% in 2016 to 18.5% in 2017. The increase in operating profit was largely due to revenue growth, partially offset by an increase in staff costs.

The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Millions)
Direct costs (1)	$4,362	4.2%	$3,852	4.0%	$510	13.2%
Staff costs (2)	65,814	63.0%	60,803	62.6%	5,011	8.2%
Administrative costs	12,080	11.6%	12,275	12.6%	(195)	(1.6)%
Deferred acquisition consideration	359	0.3%	(281)	(0.3)%	640	(227.8)%
Stock-based compensation	887	0.8%	651	0.7%	236	36.3%
Depreciation and amortization	1,582	1.5%	1,811	1.9%	(229)	(12.6)%
Total operating expenses	$85,084	81.5%	$79,111	81.4%	$5,973	7.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Staff costs in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2017 were $65.8 million compared to $60.8 million for the twelve months ended December 31, 2016, representing an increase of $5.0 million, or 8.2%. As a percentage of revenue, staff costs increased from 62.6% in 2016 to 63.0% in 2017. These increases were primarily due to increases in workforces at certain Partner Firms to support revenue growth and new business wins.

Specialist Communications

The change in revenue and expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$172,565		$170,285		$2,280	1.3%
Operating expenses
Cost of services sold	117,195	67.9%	118,136	69.4%	(941)	(0.8)%
Office and general expenses	29,928	17.3%	24,679	14.5%	5,249	21.3%
Depreciation and amortization	4,714	2.7%	6,637	3.9%	(1,923)	(29.0)%
Goodwill impairment	—	—%	18,893	11.1%	(18,893)	(100.0)%
	$151,837	88.0%	$168,345	98.9%	$(16,508)	(9.8)%
Operating profit	$20,728	12.0%	$1,940	1.1%	$18,788	968.5%
Revenue in the Specialist Communications reportable segment was $172.6 million for the twelve months ended December 31, 2017, compared to revenue of $170.3 million for the twelve months ended December 31, 2016, representing an increase of $2.3 million, or 1.3%. The increase in revenue was attributable to revenue growth of $2.2 million, or 1.3%, from existing Partner Firms and a positive foreign exchange impact of $0.1 million.

Operating profit in the Specialist Communications reportable segment for the twelve months ended December 31, 2017 was $20.7 million compared to $1.9 million in for the twelve months ended December 31, 2016, representing an increase of $18.8 million, or 968.5%. Operating margins improved by 1,090 basis points from 1.1% in 2016 to 12.0% in 2017. These increases were largely due to a goodwill impairment recognized in the prior period and lower income from deferred acquisition consideration.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$42,754	24.8%	$41,914	24.6%	$840	2.0%
Staff costs (2)	79,873	46.3%	80,818	47.5%	(945)	(1.2)%
Administrative costs	21,961	12.7%	21,670	12.7%	291	1.3%
Deferred acquisition consideration	(419)	(0.2)%	(5,216)	(3.1)%	4,797	(92.0)%
Stock-based compensation	2,954	1.7%	3,629	2.1%	(675)	(18.6)%
Depreciation and amortization	4,714	2.7%	6,637	3.9%	(1,923)	(29.0)%
Goodwill impairment	—	—%	18,893	11.1%	(18,893)	(100.0)%
Total operating expenses	$151,837	88.0%	$168,345	98.9%	$(16,508)	(9.8)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Deferred acquisition consideration in the Specialist Communications reportable segment for the year ended twelve months ended December 31, 2017 resulted in income of $0.4 million compared to income of $5.2 million in for the twelve months ended December 31, 2016, representing a decrease in income of $4.8 million, or 92.0%. The change in the deferred acquisition consideration adjustment was due to the aggregate under-performance of certain Partner Firms in 2016 as compared to forecasted expectations.

Goodwill impairment in the Specialist Communications reportable segment was $18.9 million for the twelve months ended December 31, 2016 pertaining to a partial impairment of goodwill relating to one of the Company’s strategic communications reporting units. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein for further information.

Media Services

The change in expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$166,216		$157,696		$8,520	5.4%
Operating expenses
Cost of services sold	111,850	67.3%	115,820	73.4%	(3,970)	(3.4)%
Office and general expenses	36,691	22.1%	28,493	18.1%	8,198	28.8%
Depreciation and amortization	4,052	2.4%	7,829	5.0%	(3,777)	(48.2)%
Goodwill and other asset amortization	497	0.3%	—	—%	497	100.0%
	$153,090	92.1%	$152,142	96.5%	$948	0.6%
Operating profit	$13,126	7.9%	$5,554	3.5%	$7,572	136.3%
Revenue in the Media Services reportable segment was $166.2 million for the twelve months ended December 31, 2017, compared to revenue of $157.7 million for the twelve months ended December 31, 2016, representing an increase of $8.5 million, or 5.4%. The increase in revenue was driven by revenue growth of $8.3 million, or 5.3%, primarily due to new business wins and an increase in pass-through costs, and positive foreign exchange impact of $5.8 million, or 3.7%, partially offset by a negative disposition impact of $5.6 million, or 3.6%.

Operating profit in the Media Services reportable segment for the twelve months ended December 31, 2017 was $13.1 million compared to $5.6 million for the twelve months ended December 31, 2016, representing an increase of $7.6 million, 136.3%. Operating margins improved by 440 basis points from 3.5% in 2016 to 7.9% in 2017. These increases were largely due to revenue growth and a decrease in office and general expenses as well as depreciation and amortization expense, partially offset by an increase in direct costs.

The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$46,411	27.9%	$39,791	25.2%	$6,620	16.6%
Staff costs (2)	80,234	48.3%	77,677	49.3%	2,557	3.3%
Administrative	22,059	13.3%	25,954	16.5%	(3,895)	(15.0)%
Deferred acquisition consideration	(819)	(0.5)%	573	0.4%	(1,392)	(242.9)%
Stock-based compensation	656	0.4%	318	0.2%	338	106.3%
Depreciation and amortization	4,052	2.4%	7,829	5.0%	(3,777)	(48.2)%
Goodwill and other asset amortization	497	0.3%	—	—%	497	100.0%
Total operating expenses	$153,090	92.1%	$152,142	96.5%	$948	0.6%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Direct costs in the Media Services reportable segment for the twelve months ended December 31, 2017 were $46.4 million compared to $39.8 million for the twelve months ended December 31, 2016, representing an increase of $6.6 million, or 16.6%. As a percentage of revenue, direct costs increased from 25.2% in 2016 to 27.9% in 2017. The increase in direct costs is primarily due to increases in pass-through costs incurred on clients’ behalf, from one of the Company’s Partner Firms acting as Principal versus Agent.

Administrative costs in the Media Services reportable segment for the twelve months ended December 31, 2017 were $22.1 million compared to $26.0 million for the twelve months ended December 31, 2016, representing a decrease of $3.9 million, or 15.0%. As a percentage of revenue, administrative costs decreased from 16.5% in 2016 to 13.3% in 2017. The decrease in administrative costs was due to a reduction in outside professional services fees as well as occupancy cost savings realized from real estate consolidation initiatives.

Depreciation and amortization expense in the Media Services reportable segment for the twelve months ended December 31, 2017 was $4.1 million compared to $7.8 million for the twelve months ended December 31, 2016, representing a decrease of $3.8 million or 48.2%. The decrease was primarily due to lower amortization from intangibles related to prior period acquisitions.

The goodwill impairment in 2017 was comprised of an impairment on a non-material reporting unit. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein for further information.

All Other

The change in expenses as a percentage of revenue in the All Other category for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$273,234		$247,812		$25,422	10.3%
Operating expenses
Cost of services sold	183,366	67.1%	160,508	64.8%	22,858	14.2%
Office and general expenses	33,901	12.4%	42,870	17.3%	(8,969)	(20.9)%
Depreciation and amortization	8,197	3.0%	8,768	3.5%	(571)	(6.5)%
Goodwill impairment	—	—%	27,893	11.3%	(27,893)	(100.0)%
	$225,464	82.5%	$240,039	96.9%	$(14,575)	(6.1)%
Operating profit	$47,771	17.5%	$7,773	3.1%	$39,997	514.6%
Revenue in the All Other category was $273.2 million for the twelve months ended December 31, 2017 compared to revenue of $247.8 million for the twelve months ended December 31, 2016, representing an increase of $25.4 million, or 10.3%. The increase was driven by revenue growth from existing Partner Firm of $25.9 million, or 10.4%, and a positive foreign exchange impact of $1.0 million, or 0.4%, partially offset by a negative impact from dispositions of $1.5 million, or 0.6%.

Operating profit in the All Other category for the twelve months ended December 31, 2017 was $47.8 million compared to $7.8 million for the twelve months ended December 31, 2016, representing an increase of $40.0 million, or 514.6%. These increases were largely due to a decline in the goodwill impairment charge and the change in the deferred acquisition consideration adjustment, partially offset by an increase in staff costs as a percentage of revenue.

The change in the categories of expenses as a percentage of revenue in the All Other category for the twelve months ended December 31, 2017 and 2016 was as follows:

	2017		2016		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$58,561	21.4%	$53,705	21.7%	$4,856	9.0%
Staff costs (2)	138,127	50.6%	121,925	49.2%	16,202	13.3%
Administrative	26,707	9.8%	24,707	10.0%	2,000	8.1%
Deferred acquisition consideration	(8,623)	(3.2)%	1,337	0.5%	(9,960)	NM
Stock-based compensation	2,495	0.9%	1,703	0.7%	792	46.5%
Depreciation and amortization	8,197	3.0%	8,768	3.5%	(571)	(6.5)%
Goodwill impairment	—	—%	27,893	11.3%	(27,893)	(100.0)%
Total operating expenses	$225,464	82.5%	$240,038	96.9%	$(14,574)	(6.1)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services sold and office and general expenses.
Staff costs in the All Other category for the twelve months ended December 31, 2017 were $138.1 million compared to $121.9 million for the twelve months ended December 31, 2016, representing an increase of $16.2 million, or 13.3%. As a percentage of revenue, staff costs increased from 49.2% in 2016 to 50.6% in 2017. These increases were primarily due to higher headcount at certain Partner Firms to support growth of the business.

Deferred acquisition consideration in the All Other category resulted in income of $8.6 million for the twelve months ended December 31, 2017 compared to an expense of $1.3 million for the twelve months ended December 31, 2016, representing a change of $10.0 million. The change was primarily due to aggregate under performance of certain Partner Firms as compared to forecasted expectations in the current period.

The goodwill impairment in 2016 was comprised of a partial impairment of goodwill relating to an All Other reporting unit. For more information see Note 10 of the Notes to the Consolidated Financial Statements included herein for further information.

Corporate
The change in operating expenses for Corporate for the twelve months ended December 31, 2017 and 2016 was as follows:

			Change
Corporate	2017	2016	$	%
	(Dollars in Thousands)
Staff costs (1)	$20,926	$26,048	$(5,122)	(19.7)%
Administrative costs	15,521	13,960	1,561	11.2%
Stock-based compensation	2,134	2,525	(391)	(15.5)%
Depreciation and amortization	1,098	1,585	(487)	(30.7)%
Stock-based compensation	1,177	—	1,177	100.0%
Total operating expenses	$40,856	$44,118	$(3,262)	(7.4)%

(1)	Excludes stock-based compensation.
Total operating expenses for Corporate decreased by $3.3 million to $40.9 million in 2017, compared to $44.1 million in 2016.

Staff costs for Corporate decreased by $5.1 million, or 19.7%. The decrease was primarily due to reductions in executive compensation expense and severance expense.

Administrative costs for Corporate increased by $1.6 million, or 11.2%. This increase was primarily due to an increase in professional fees of $2.4 million relating to the implementation of ASC 606, Revenue from Contracts with Customers, which is effective January 1, 2018. Additionally, there was a reduction in insurance proceeds of $4.8 million received by the Company in 2016 compared to 2017, relating to the class action litigation and the completed SEC investigation, offset by reductions in legal fees in 2017 relating to the class action litigation and the completed SEC investigation. In addition, for the year ended December 31, 2016, the Company paid a one-time SEC civil penalty payment of $1.5 million.

Liquidity and Capital Resources
The following table provides information about the Company’s liquidity position:

Liquidity	2018	2017	2016

	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$30,873	$46,179	$27,921
Working capital (deficit)	$(152,682)	$(232,859)	$(313,239)
Cash provided by (used in) operating activities	$17,280	$71,786	$(45,907)
Cash used in investing activities	$(50,431)	$(20,884)	$(25,196)
Cash provided by (used in) financing activities	$21,434	$(32,599)	$35,657
Ratio of long-term debt to shareholders’ deficit	(3.87)	(5.68)	(1.84)
As of December 31, 2018, 2017 and 2016, $3.9 million (classified within Assets held for sale in the Consolidated Balance Sheet), $4.6 million, and $5.3 million, respectively, of the Company’s consolidated cash position was held by subsidiaries in trust, and was available for use against the trust liability. This amount does not represent cash that is distributable as earnings to MDC for use to reduce its indebtedness.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At December

31, 2018, there were $68.1 million borrowings under the Credit Agreement and $4.7 million of undrawn outstanding letters of credit resulting in $152.3 million available borrowings under the Credit Agreement. Advances under the Credit Agreement will be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. See the Recent Developments section above for information regarding the Company’s amendment to the Credit Agreement, including the reduction of the maximum revolving commitment amount under the Credit Agreement to $250 million from $325 million.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and the principal and interest payments on borrowings under the Company’s 6.50% Senior Notes due 2024 (the “Senior Notes”). Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in Item 1A of Part I of this Annual Report on Form 10-K and in the Company’s other SEC filings.
As market conditions warrant, the Company may from time to time seek to purchase its notes, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing its indebtedness, any purchase made by the Company may be funded by the net proceeds from any asset dispositions or the use of cash on its balance sheet. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Working Capital
At December 31, 2018, the Company had a working capital deficit of $152.7 million compared to a deficit of $232.9 million at December 31, 2017. The working capital deficit decreased by $80.2 million primarily due to the timing of media payments, partially offset by net borrowings on the Company’s credit agreement. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Operating Activities
Cash flows provided by operating activities for the twelve months ended December 31, 2018 was $17.3 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments, as well as acquisition related contingent consideration payments, being more than offset by the net loss adjusted to reconcile to net cash provided by operating activities.
Cash flows provided by operating activities for the twelve months ended December 31, 2017 was $71.8 million, primarily reflecting unfavorable working capital requirements, driven by timing of accounts receivable, as well as acquisition related contingent consideration payments, being more than offset by the net income adjusted to reconcile to net cash provided by operating activities.

Cash flows used in operating activities for the twelve months ended December 31, 2016 was $45.9 million, primarily reflecting unfavorable working capital requirements, driven by timing of accounts receivable, and media and other supplier payments, as well as acquisition related contingent consideration payments, partially offset by the net loss adjusted to reconcile to net cash used in operating activities.
Investing Activities
During the twelve months ended December 31, 2018, cash flows used in investing activities was $50.4 million, primarily consisting of cash paid of $32.7 million for acquisitions (see Note 5 of the Notes to the Consolidated Financial Statements for additional information) and capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $20.3 million.
During the twelve months ended December 31, 2017, cash flows used in investing activities was $20.9 million, primarily consisting of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $33.0 million, partially offset by net proceeds from sale of three subsidiaries of $10.6 million.
During the twelve months ended December 31, 2016, cash flows used in investing activities was $25.2 million, primarily consisting of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $29.4 million, partially offset by $7.4 million of distributions from non-consolidated affiliates.

Financing Activities
During the twelve months ended December 31, 2018, cash flows provided by financing activities was $21.4 million, primarily driven by $68.1 million in net borrowings under the Credit Agreement, partially offset by $32.2 million of acquisition related payments and distributions to noncontrolling partners of $13.4 million.
During the twelve months ended December 31, 2017, cash flows used in financing activities was $32.6 million, primarily driven by $54.4 million in net repayments under the Credit Agreement, $57.1 million of acquisition related payments and distributions to noncontrolling partners of $8.9 million. These amounts were partially offset by $95.0 million of gross proceeds from the issuance of convertible preference shares.
During the twelve months ended December 31, 2016, cash flows provided by financing activities was $35.7 million, primarily driven by redemption of the 6.75% Notes of $735.0 million, a premium paid in connection with such redemption of $26.9 million including accrued interest through the settlement date, $90.8 million of acquisition related payments, payment of dividends of $32.9 million, $21.6 million of debt issuance costs paid in connection with the issuance of the 6.50% Notes, and distributions to noncontrolling partners of $7.8 million. These amounts were partially offset by $900.0 million in proceeds from the issuance of the 6.50% Notes and $54.4 million in net borrowings under the Credit Agreement.
Total Debt
Debt, net of debt issuance costs, as of December 31, 2018 was $954.6 million, an increase of $71.5 million, compared with $883.1 million outstanding at December 31, 2017. This increase in debt was primarily a result of the Company’s net borrowings under the Credit Agreement. See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the Company’s $900 million Senior Notes.
The Credit Agreement is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions. The Credit Agreement includes covenants that, among other things, restrict MDC’s ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains financial covenants (see below and each as more fully described in the Credit Agreement). The Credit Agreement is also subject to customary events of default.
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the Credit Agreement, or if the Company uses the maximum available amount under the Credit Agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering, access to the capital markets or asset sales, the Company’s ability to fund its working capital needs and any contingent obligations with respect to acquisitions and redeemable noncontrolling interests would be adversely affected.

Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2018, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2018
Senior Leverage Ratio	0.3
Maximum per covenant	2.0

Total Leverage Ratio	5.2
Maximum per covenant	5.5

Fixed Charges Ratio	2.4
Minimum per covenant	1.1

Earnings before interest, taxes, depreciation and amortization	$183.1 million
Minimum per covenant	$105.0 million

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

Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2018 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations :

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in Thousands)
Indebtedness (1)	$968,143	$—	$68,143	$—	$900,000
Capital lease obligations	478	356	122	—	—
Operating leases	345,910	58,015	101,185	78,735	107,975
Interest on debt	312,000	58,500	117,000	117,000	19,500
Deferred acquisition consideration (2)	83,695	32,928	29,517	21,250	—
Other long-term liabilities	5,133	2,788	2,345	—	—
Total contractual obligations (3)	$1,715,359	$152,587	$318,312	$216,985	$1,027,475

(1)	Indebtedness includes $68.1 million borrowings under the Credit Agreement due in 2021.

(2)
Deferred acquisition consideration excludes future payments with an estimated fair value of $17.5 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $1.8 million will be paid in less than one year and $15.7 million will be paid in one to three years.

(3)	Pension obligations of $14.8 million are not included since the timing of payments are not known.

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
Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements included herein for further information.
The following table presents the Company’s obligation by segment for deferred acquisition consideration and the changes for the year ended December 31, 2018:

	December 31, 2018
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
	(Dollars in Thousands)
Beginning Balance of contingent payments	$81,411	$—	$5,467	$3,735	$28,473	$119,086
Payments	(32,792)	—	(5,355)	(1,325)	(15,475)	(54,947)
Additions - acquisition and step-up transactions	3,092	—	11,851	—	—	14,943
Redemption value adjustments	(84)	—	1,226	279	2,091	3,512
Foreign translation adjustment	—	—	4	—	—	4
Ending Balance of contingent payments	51,627	—	13,193	2,689	15,089	82,598
Fixed payments	1,096	—	—	—	1	1,097
	$52,723	$—	$13,193	$2,689	$15,090	$83,695

Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.
Redeemable Noncontrolling Interest
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Notes 2 and 8 of the Notes to the Consolidated Financial Statements included herein for further information.
Upon the settlement of the total amount of such options to purchase, the Company estimates that it would receive incremental annual operating income before depreciation and amortization of $4.4 million. The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization.

Consideration(4)	2019	2020	2021	2022	2023 & Thereafter	Total
	(Dollars in Thousands)
Cash	$4,696	$2,320	$4,053	$2,881	$3,264	$17,214
Shares	19	35	53	34	18	159
	$4,715	$2,355	$4,106	$2,915	$3,282	$17,373	(1)
Operating income before depreciation and amortization to be received (2)	$2,378	$—	$1,778	$—	$237	$4,393
Cumulative operating income before depreciation and amortization (3)	$2,378	$2,378	$4,156	$4,156	$4,393		(5)
(1) This amount is in addition to (i) $31.5 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) $2.6 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 2 of the Consolidated Financial Statements. Our critical accounting policies are those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results.
Our critical accounting policies include our accounting for revenue recognition, business combinations, deferred acquisition consideration, redeemable noncontrolling interests, goodwill and intangible assets, income taxes and stock-based compensation. The financial statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.
Revenue Recognition.  Effective January 1, 2018, the Company adopted ASC 606. The Company’s revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 3 of the Notes to the Consolidated Financial Statements included herein for further information.
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
Deferred Acquisition Consideration. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions is recorded as a deferred acquisition consideration liability and are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations.
Redeemable Noncontrolling Interests.  Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There was no impact on the Company’s earnings (loss) per share calculation in any period.
Goodwill and Other Intangibles.  The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. The Company performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired and additional analysis is not required. However, if the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the recognition of an impairment charge is required.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2018 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. We performed the quantitative impairment test in 2018. See Note 10 of the Consolidated Financial Statements for additional information regarding the Company’s impairment test and impairment charges recognized.
The assumptions used for the long-term growth rate and WACC in the annual goodwill impairment test are as follows:

October 1,
2018
Long-term growth rate	3.0%
WACC	9.13% - 11.05%
For the 2018 annual goodwill impairment test, the Company had 28 reporting units, all of which were subject to the quantitative goodwill impairment test and the carrying amount of three of the Company’s reporting units exceeded their fair value. The range of the excess of fair value over the carrying amount for the Company’s reporting units was from 3% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, one additional reporting unit with goodwill of approximately $131.2 million would fail the quantitative impairment test.
The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. Specifically, as mentioned above, the fair value of one reporting unit, with goodwill of approximately $131.2 million, exceeded its carrying value by 3% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. See Note 10 of the Consolidated Financial Statements for additional information regarding the Company’s impairment of a trademark.
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
See Note 11 of the Notes to the Consolidated Financial Statements included herein for information related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017, and Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) issued by the SEC in December 2017.
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
From time to time, certain acquisitions and step-up transactions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation. See Note 13 of the Notes to the Consolidated Financial Statements for further information.
New Accounting Pronouncements
Information regarding new accounting guidance can be found in Note 19 of the Notes to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, and foreign currencies and impairment risk.
Debt Instruments:  At December 31, 2018, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $68.1 million of borrowings under the Credit Agreement, as of December 31, 2018, a 1% increase or decrease in the weighted average interest rate, which was 4.16% at December 31, 2018, would have an immaterial interest impact.
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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s Consolidated Statements of Operations would be approximately $3 million.
Impairment Risk:  At December 31, 2018, the Company had goodwill of $741.0 million and other intangible assets of $67.8 million. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policy and Estimates section above and Note 10 of the Notes to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data
MDC PARTNERS INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MDC Partners Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MDC Partners Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principles
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The effects of adoption are described in Note 3 to the consolidated financial statements.
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

New York, New York
March 18, 2019

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of United States Dollars, Except per Share Amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Services	$1,476,203	$1,513,779	$1,385,785
Operating Expenses:
Cost of services sold	991,198	1,023,476	936,133
Office and general expenses	349,056	310,455	306,251
Depreciation and amortization	46,196	43,474	46,446
Goodwill and other asset impairment	80,057	4,415	48,524
	1,466,507	1,381,820	1,337,354
Operating income	9,696	131,959	48,431
Other Income (Expenses):
Interest expense and finance charges, net	(67,075)	(64,364)	(65,050)
Foreign exchange gain (loss)	(23,258)	18,137	(213)
Other income, net	230	1,346	414
Loss on redemption of Notes	—	—	(33,298)
	(90,103)	(44,881)	(98,147)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(80,407)	87,078	(49,716)
Income tax expense (benefit)	31,603	(168,064)	(9,404)
Income (loss) before equity in earnings of non-consolidated affiliates	(112,010)	255,142	(40,312)
Equity in earnings (losses) of non-consolidated affiliates	62	2,081	(309)
Net income (loss)	(111,948)	257,223	(40,621)
Net income attributable to the noncontrolling interests	(11,785)	(15,375)	(5,218)
Net income (loss) attributable to MDC Partners Inc.	(123,733)	241,848	(45,839)
Accretion on and net income allocated to convertible preference shares	(8,355)	(36,254)	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(132,088)	$205,594	$(45,839)
Income (Loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(2.31)	$3.72	$(0.89)
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(2.31)	$3.71	$(0.89)
Weighted Average Number of Common Shares Outstanding:
Basic	57,218,994	55,255,797	51,345,807
Diluted	57,218,994	55,481,786	51,345,807
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$12,513	$19,015	$14,237
Office and general expenses	5,903	5,335	6,766
Total	$18,416	$24,350	$21,003
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of United States Dollars)

	Years Ended December 31,
	2018	2017	2016
Comprehensive Income (Loss)
Net income (loss)	$(111,948)	$257,223	$(40,621)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	3,158	3,611	(4,586)
Benefit plan adjustment, net of income tax expense of $223 in 2018 and nil for 2017 and 2016	555	(1,336)	(3,101)
Other comprehensive income (loss)	3,713	2,275	(7,687)
Comprehensive income (loss) for the year	(108,235)	259,498	(48,308)
Comprehensive income attributable to the noncontrolling interests	(8,824)	(17,780)	(5,612)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(117,059)	$241,718	$(53,920)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of United States Dollars)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$30,873	$46,179
Cash held in trusts	—	4,632
Accounts receivable, less allowance for doubtful accounts of $1,879 and $2,453	395,200	434,072
Expenditures billable to clients	42,369	31,146
Assets held for sale	78,913	—
Other current assets	42,499	26,742
Total Current Assets	589,854	542,771
Fixed assets, at cost, less accumulated depreciation of $128,546 and $123,599	88,189	90,306
Investment in non-consolidated affiliates	6,556	6,307
Goodwill	740,955	835,935
Other intangible assets, net, less accumulated amortization of $161,868 and $173,546	67,765	70,605
Deferred tax assets	92,741	115,325
Other assets	25,513	37,643
Total Assets	$1,611,573	$1,698,892
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$221,995	$244,527
Trust liability	—	4,632
Accruals and other liabilities	312,785	327,812
Liabilities held for sale	35,967	—
Advance billings	138,505	148,133
Current portion of long-term debt	356	313
Current portion of deferred acquisition consideration	32,928	50,213
Total Current Liabilities	742,536	775,630
Long-term debt, less current portion	954,229	882,806
Long-term portion of deferred acquisition consideration	50,767	72,213
Other liabilities	54,133	54,110
Deferred tax liabilities	5,329	6,760
Total Liabilities	1,806,994	1,791,519
Redeemable Noncontrolling Interests	51,546	62,886
Commitments, Contingencies and Guarantees (See Note 18)
Shareholders’ Deficit:
Convertible preference shares, 95,000 authorized, issued and outstanding at December 31, 2018 and 2017	90,123	90,220
Common stock and other paid in capital	58,579	38,191
Accumulated deficit	(464,903)	(340,000)
Accumulated other comprehensive loss	4,720	(1,954)
MDC Partners Inc. Shareholders’ Deficit	(311,481)	(213,543)
Noncontrolling Interests	64,514	58,030
Total Shareholders’ Deficit	(246,967)	(155,513)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,611,573	$1,698,892
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net Income (loss)	$(111,948)	$257,223	$(40,621)
Adjustments to reconcile income to cash provided by (used in) operating activities:
Stock-based compensation	18,416	24,350	21,003
Depreciation	27,111	23,873	22,293
Amortization of intangibles	19,085	19,601	24,153
Amortization of deferred finance charges and debt discount	3,193	3,022	9,135
Goodwill and other asset impairment	80,057	4,415	48,524
Loss on redemption of Notes	—	—	26,873
Adjustment to deferred acquisition consideration	(374)	(4,819)	8,227
Deferred income taxes	23,573	(173,019)	(10,038)
Gain on sale of assets	(1,867)	(1,600)	(424)
(Earnings) losses of non-consolidated affiliates	(62)	(2,081)	309
Other and non-current assets and liabilities	392	(4,420)	13,527
Foreign exchange	20,795	(17,637)	(8,240)
Changes in working capital:
Accounts receivable	30,211	(50,030)	(16,752)
Expenditures billable to clients	(11,223)	1,892	13,048
Prepaid expenses and other current assets	(17,189)	6,569	(13,608)
Accounts payable, accruals and other current liabilities	(18,222)	13,398	(110,018)
Acquisition related payments	(29,141)	(42,790)	(44,914)
Cash in trust	(656)	(709)	219
Advance billings	(14,871)	14,548	11,397
Net cash provided by (used in) operating activities	17,280	71,786	(45,907)
Cash flows used in investing activities:
Capital expenditures	(20,264)	(32,958)	(29,432)
Deposits	—	—	(2,528)
Proceeds from sale of assets	2,082	10,631	666
Acquisitions, net of cash acquired	(32,713)	—	2,531
Distributions from non-consolidated affiliates	963	3,672	7,402
Other investments	(499)	(2,229)	(3,835)
Net cash used in investing activities	(50,431)	(20,884)	(25,196)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of United States Dollars) – (continued)

	Years Ended December 31,
	2018		2017		2016
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 6.50% Notes	—		—		900,000
Repayment of 6.75% Notes	—		—		(735,000)
Repayments of revolving credit facility	(1,625,862)		(1,479,632)		(1,790,108)
Proceeds from revolving credit facility	1,694,005		1,425,207		1,844,533
Proceeds from issuance of convertible shares	—		95,000		—
Convertible preference shares issuance costs	—		(4,780)		—
Acquisition related payments	(32,172)		(57,083)		(90,779)
Distributions to noncontrolling interests	(13,419)		(8,865)		(7,772)
Payment of dividends	(196)		(284)		(32,918)
Repayment of long-term debt	(146)		(404)		(507)
Premium paid on redemption of Notes	—		—		(26,873)
Deferred financing costs	—		—		(21,569)
Purchase of shares	(776)		(1,758)		(3,350)
Net cash provided by (used in) financing activities	21,434		(32,599)		35,657
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	77		(754)		2,128
Net increase (decrease) in cash, cash equivalents, and cash held in trusts including cash classified within assets held for sale	(11,640)	—	17,549	—	(33,318)
Net decrease in cash, cash equivalents, and cash held in trusts classified within assets held for sale	(8,298)		—		—
Net increase (decrease) in cash, cash equivalents, and cash held in trusts	(19,938)		17,549		(33,318)
Cash, cash equivalents, and cash held in trusts at beginning of year	50,811		33,262		66,580
Cash, cash equivalents, and cash held in trusts at end of year	$30,873		$50,811		$33,262
Supplemental disclosures:
Cash income taxes paid	$3,836		$8,099		$2,895
Cash interest paid	$64,012		$62,895		$64,671
Non-cash transactions:
Capital leases	$95		$670		$265
Note receivable exchanged for shares of subsidiary	$—		$6,139		$—
Dividends payable	$196		$453		$739
Acquisition related consideration settled through issuance of shares	$—		$28,727		$10,458
Value of shares issued for acquisition	$7,030		$—		$34,219
Leasehold improvements paid for by landlord	$—		$—		$7,250
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars)

	Common Shares	Share Capital to Be Issued		Common Stock and Other Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Shares	Amount
Balance at December 31, 2015	49,990,460	—	$—	$(45,419)	$(536,009)	$6,257	$(575,171)	$79,079	$(496,092)
Net loss attributable to MDC Partners	—	—	—	—	(45,839)	—	(45,839)	—	(45,839)
Other comprehensive income (loss)	—	—	—	—	—	(8,081)	(8,081)	394	(7,687)
Deferred acquisition consideration settled through issuance of shares	691,559	100,000	2,360	10,458	—	—	12,818	—	12,818
Issuance of restricted stock and stock options	425,915	—	—	—	—	—	—	—	—
Shares issued, acquisition	1,900,000	—	—	34,219	—	—	34,219	—	34,219
Shares acquired and canceled	(205,876)	—	—	(3,350)	—	—	(3,350)	—	(3,350)
Stock-based compensation	—	—	—	10,662	—	—	10,662	—	10,662
Changes in redemption value of redeemable noncontrolling interests	—	—	—	9,604	—	—	9,604	—	9,604
Changes in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	22,776	—	—	22,776	(13,840)	8,936
Dividends paid and to be paid	—	—	—	(32,747)	—	—	(32,747)	—	(32,747)
Balance at December 31, 2016	52,802,058	100,000	$2,360	$6,203	$(581,848)	$(1,824)	$(575,109)	$65,633	$(509,476)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Convertible Preference Shares		Common Shares	Share Capital to Be Issued		Common Stock and Other Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares	Shares	Amount
Balance at December 31, 2016	—	$—	52,802,058	100,000	$2,360	$6,203	$(581,848)	$(1,824)	$(575,109)	$65,633	$(509,476)
Net income attributable to MDC Partners	—	—	—	—	—	—	241,848	—	241,848	—	241,848
Other comprehensive income (loss)	—	—	—	—	—	—	—	(130)	(130)	2,405	2,275
Issuance of Series 4 convertible preference shares in private placement	95,000	90,220	—	—	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	380,669	—	—	—	—	—	—	—	—
Shares acquired and canceled	—	—	(161,535)	—	—	(1,758)	—	—	(1,758)	—	(1,758)
Deferred acquisition consideration settled through issuance of shares	—	—	3,353,939	(100,000)	(2,360)	30,212	—	—	27,852	—	27,852
Stock-based compensation	—	—	—	—	—	8,028	—	—	8,028	—	8,028
Changes in redemption value of redeemable noncontrolling interests	—	—	—	—	—	(1,498)	—	—	(1,498)	—	(1,498)
Increase (decrease) in noncontrolling interests and redeemable noncontrolling interests from business acquisitions and step-up transactions	—	—	—	—	—	2,315	—	—	2,315	(11,965)	(9,650)
Changes in noncontrolling interest and redeemable noncontrolling interests from business dispositions	—	—	—	—	—	(5,654)	—	—	(5,654)	12,614	6,960
Dispositions	—	—	—	—	—	—	—	—	—	(10,657)	(10,657)
Other	—	—	—	—	—	343	—	—	343	—	343
Balance at December 31, 2017	95,000	$90,220	56,375,131	—	$—	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Thousands of United States Dollars) – (continued)

	Convertible Preference Shares		Common Shares	Common Stock and Other Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners, Inc.	—	—	—	—	(123,733)	—	(123,733)	—	(123,733)
Other comprehensive income (loss)	—	—	—	—	—	6,674	6,674	(2,961)	3,713
Expenses for convertible preference shares	—	(97)	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	243,529	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(108,898)	(776)	—	—	(776)	—	(776)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	8,165	—	—	8,165	—	8,165
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(4,171)	—	—	(4,171)	—	(4,171)
Business acquisitions and step-up transactions, net of tax	—	—	—	10,140	—	—	10,140	15,410	25,550
Changes in ownership interest	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Except per Share Amounts)

1. Basis of Presentation and Recent Developments
The accompanying consolidated financial statements include the accounts of MDC Partners Inc. (the “Company” or “MDC”) and its subsidiaries. References herein to “Partner Firms” generally refer to the Company’s subsidiary agencies.
MDC has prepared the consolidated financial statements included herein in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting financial information on Form 10-K.
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
Recent Developments
Strategic Review Process and Successor CEO Search
On September 20, 2018, the Company announced its evaluation of potential strategic alternatives, which included, among other things, the possible sale of the Company. On September 12, 2018, the Company announced that Scott Kauffman’s employment as the Company’s Chief Executive Officer would terminate, which it did effective December 31, 2018. The strategic review process proceeded in parallel with the Company’s search to identify a successor CEO.
During the interim period in which the Company was evaluating strategic alternatives and assessing potential new CEO candidates, the Board of Directors has established an executive committee comprised of David Doft (EVP, Chief Financial Officer), Mitchell Gendel (EVP, General Counsel), Stephanie Nerlich (EVP, Partner Development and Talent), and David Ross (EVP, Strategy & Corporate Development) (collectively, the “Executive Committee”). Effective January 1, 2019, the Executive Committee assumed the role and responsibilities of the Chief Executive Officer until the appointment of a successor. The Board of Directors’ Strategic Alternatives Committee, comprised of three independent directors of the Board (Irwin Simon, Larry Kramer and Anne Marie O’Donovan), have provided oversight for the Executive Committee during the interim period.
The Company has completed the strategic review process and search for a new CEO. On March 14, 2019, the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell Group LLC (“Stagwell”), pursuant to which Stagwell Holdings agreed to purchase, (i)14,285,714 newly authorized Class A shares for $3.50 per share for an aggregate purchase price of $50 million and (ii) 50,000 newly authorized Series 6 convertible preference shares for an aggregate purchase price of $50 million. See Note 23 of the Notes to the Consolidated Financial Statements included herein for additional information.
Effective March 18, 2019, the Company’s Board of the Directors appointed Mark Penn as the Chief Executive Officer (succeeding the Executive Committee) and as a director of the Board. Mr. Penn is manager of Stagwell.
Amendment to Credit Agreement
On March 12, 2019 , the Company, Maxxcom Inc. (a subsidiary of the Company) (“Maxxcom”) and each of their subsidiaries party thereto entered into an amendment (the “Amendment”) to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”), and the lenders from time to time party thereto. See Note 12 of the Notes to the Consolidated Financial Statements included herein for additional information regarding the amendments to the Credit Agreement.
Sale of Kingsdale
On March 8, 2019, the Company consummated the sale of its Kingsdale business, including operations in Toronto and New York City, back to the Kingsdale Founder and CEO. As consideration for the sale, the Company was paid cash plus the assumption of certain liabilities totaling approximately $50 million in the aggregate.

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
Reclassifications. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Additionally, certain changes to presentation have been made.  The Company changed its presentation of net income allocated to convertible preference shareholders. In the Company’s Form 10-K for the year ended December 31, 2017, this amount was presented in the Income (Loss) per Common Share footnote and not on the Consolidated Statements of Operations.  In connection with the presentation of the Form 10-K for the year ended December 31, 2018, the Company changed the 2017 Consolidated Statement of Operations to include the net income allocated to convertible preference shares, which was previously disclosed in footnote 3 of the December 31, 2017 financial statements.
Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. To the extent actual results differ from the assumptions used, results of operations and cash flows could be materially affected.
Fair Value.  The Company applies the fair value measurement guidance for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions.
When available, the Company uses quoted market prices in active markets to determine the fair value of its financial instruments and classifies such items in Level 1. In some cases, quoted market prices are used for similar instruments in active markets and the Company classifies such items in Level 2. See Note 15 of the Notes to the Consolidated Financial Statements included herein for additional information regarding fair value measurements.
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2018 and 2017. No sales to an individual client or country other than the United States accounted for more than 10% of revenue for the fiscal years ended December 31, 2018, 2017, or 2016. As the Company operates in foreign markets, it is always considered at least reasonably possible foreign operations will be disrupted in the near term.
Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts.
Cash in Trust. A subsidiary of the Company holds restricted cash in trust accounts related to funds received on behalf of clients. Such amounts are held in escrow under depositary service agreements and distributed at the direction of the clients.  The funds are presented as a corresponding liability on the balance sheet. As of December 31, 2018, cash held in trusts and the trust liability totaling $3,976 were classified within assets and liabilities held for sale within the Consolidated Balance Sheet. Refer to Note 5 in the Notes to Consolidated Financial Statements included herein for further information regarding the sale of this subsidiary.
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
Expenditures Billable to Clients.  Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the production process.
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
Equity Method Investments.  Equity method investments are investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement, (i) over the operating and financial policies of the affiliate or (ii) has an ownership interest greater than 50%; however, the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s proportionate share of the net income or loss of equity method investments is included in the results of operations and any dividends and distributions reduce the carrying value of the investments. The Company’s equity method investments, include various interests in investment funds, are included in Investments in non-consolidated affiliates within the Consolidated Balance Sheets. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary.
Other Investments.  From time to time, the Company makes investments in start-ups, such as advertising technology and innovative consumer product companies, where the Company does not exercise significant influence over the operating and financial policies of the investee. Non-marketable equity investments (cost method investments) do not have a readily determinable fair value and are recorded at cost, less any impairment, adjusted for qualifying observable investment balance changes. The carrying amount for these investments, which are included in Other Assets within the Consolidated Balance Sheets as of December 31, 2018 and 2017 was $8,072 and $9,527, respectively.
The Company is required to measure these other investments at fair value and recognize any changes in fair value within net income or loss unless for investments that don’t have readily determinable fair values and don’t qualify for certain criteria an alternative for measurement exists. The alternative is to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to measure these investments under the alternative method effective January 1, 2018. The Company performs a qualitative assessment to review these investments for impairment by identifying any impairment indicators, such as significant deterioration of earnings or significant change in the industry. If the qualitative assessment indicates an investment is impaired, the Company estimates the fair value and reduces the carrying value of the investment down to its fair value with the loss recorded within net income or loss.
Goodwill and Indefinite Lived Intangibles.  Goodwill (the excess of the acquisition cost over the fair value of the net assets acquired) and an indefinite life intangible asset (a tradename) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level.
For the annual impairment test, the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing a quantitative goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and for reporting units for which the qualitative assessment is not performed, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2018 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. We performed the quantitative impairment test in 2018. See Note 10 for additional information regarding the Company’s impairment test and impairment charges recognized.
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances.
Definite Lived Intangible Assets.  Definite lived intangible assets are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. See Note 10 included herein for further information.
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
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible assets value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company’s overall acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the existing client relationships. The expected benefits of the Company’s acquisitions are typically shared across multiple agencies and regions.
Deferred Acquisition Consideration. Consistent with our acquisition strategy and past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions is recorded as a deferred acquisition consideration liability and are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
2. Significant Accounting Policies – (continued)

estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the balance sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There was no impact on the Company’s earnings (loss) per share calculation in any period.
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
Revenue Recognition.   Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 3 of the Notes to the Consolidated Financial Statements included herein for additional information.
Cost of Services Sold.  Cost of services sold primarily consists of staff costs, and does not include depreciation charges for fixed assets.
Interest Expense.  The Company uses the effective interest method to amortize deferred financing costs and any original issue premium or discount, if applicable. The Company also uses the straight-line method, which approximates the effective interest method, to amortize the deferred financing costs on the Credit Agreement.
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
See Note 11 of the Notes to the Consolidated Financial Statements included herein for information related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017, and Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) issued by the SEC in December 2017.
Stock-Based Compensation.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, generally the award’s vesting period. The Company uses its historical volatility derived over the expected term of the award to determine the volatility factor used in determining the fair value of the award. The Company recognizes forfeitures as they occur.
Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model and is recorded in operating income over the service period, in this case the award’s vesting period.
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
Retirement Costs.  Several of the Company’s U.S. and Canadian subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $9,810, $10,124 and $10,026 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company also has a defined benefit pension plan. See Note 20 of the Notes to the Consolidated Financial Statements included herein for additional information.
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
The Company has 95,000 authorized and issued Series 4 Convertible Preference Shares (the “Preference Shares”) sold in a private placement in 2017. The two-class method is applied to calculate basic net income (loss) attributable to MDC Partners Inc. per common share in periods in which shares of convertible preference shares are outstanding, as shares of convertible preference shares are participating securities due to their dividend rights. See Note 14 of the Notes to the Consolidated Financial Statements included herein for additional information. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. Either the two-class method or the if-converted method is applied to calculate diluted net income per common share, depending on which method results in more dilution. The Company’s participating securities are not included in the computation of net loss per common share in periods of net loss because the convertible preference shareholders have no contractual obligation to participate in losses.
Foreign Currency Translation.  The functional currency of the Company is the Canadian dollar; however, it has decided to use U.S. dollars as its reporting currency for consolidated reporting purposes. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the Consolidated Balance Sheets of the Company and its non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in accumulated other comprehensive income (loss). Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings unless they are actually realized through a sale or upon complete, or substantially complete, liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings. The balance sheets of non-U.S. dollar based subsidiaries are translated at the period end rate. The Consolidated Statements of Operating of the Company and its non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.
Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings. Unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long-term nature (that is settlement is not planned or anticipated in the future) are included as cumulative translation adjustments in accumulated other comprehensive income (loss).
3. Revenue
Effective January 1, 2018, the Company adopted ASC Topic 606. ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). See Note 19 of the Notes to the Consolidated Financial Statements included herein for additional information surrounding the Company’s adoption of ASC 606.
The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The MDC network provides an extensive range of services to our clients offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations services including strategy, editorial, crisis support or issues management, media training, influencer engagement and events management. We also provide media buying and planning across a range of platforms

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
3. Revenue - (continued)

(out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
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
The determination of our performance obligations is specific to the services included within each contract. Based on a client’s requirements within the contract, and how these services are provided, multiple services could represent separate performance obligations or be combined and considered one performance obligation. Contracts that contain services that are not significantly integrated nor interdependent, nor that significantly modify or customize each other, are considered separate performance obligations. Typically, we consider media planning, media buying, creative (or strategy), production and experiential marketing services to be separate performance obligations if included in the same contract as each of these services can be provided on a stand-alone basis, and do not significantly modify or customize each other. Public relations services and application/website design and development are typically each considered one performance obligation as there is a significant integration of these services into a combined output.
We typically satisfy our performance obligations over time, as services are performed. Fees for services are typically recognized using input methods (direct labor hours, materials and third-party costs) that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract. Point in time recognition primarily relates to certain commission-based contracts, which are recognized upon the placement of advertisements in various media when the Company has no further performance obligation.
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
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of MDC’s agencies under a production services agreement is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of MDC’s agencies under media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. We do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services.
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
3. Revenue - (continued)

varied marketing needs by crafting custom integrated solutions. Additionally, the Company maintains separate, independent operating companies to enable it to effectively manage potential conflicts of interest by representing competing clients across the MDC network.
The following table presents revenue disaggregated by client industry vertical for the twelve months ended December 31, 2018, 2017, and 2016 and the impact of adoption of ASC 606:

		Twelve Months Ended December 31,
		2018			2017	2016
Industry	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
Food & Beverage	All	$313,368	$7,064	$320,432	$313,786	$266,600
Retail	All	152,552	(2,683)	149,869	178,152	182,428
Consumer Products	All	162,524	585	163,109	162,307	147,849
Communications	All	178,410	25,957	204,367	208,701	160,064
Automotive	All	88,807	8,587	97,394	127,023	129,352
Technology	All	104,479	38	104,517	99,325	109,309
Healthcare	All	127,547	507	128,054	124,261	115,159
Financials	All	110,069	146	110,215	104,713	85,480
Transportation and Travel/Lodging	All	86,419	2,461	88,880	56,955	58,298
Other	All	152,028	8,974	161,002	138,556	131,246
		$1,476,203	$51,636	$1,527,839	$1,513,779	$1,385,785

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

The following table presents revenue disaggregated by geography for the twelve months ended December 31, 2018, 2017, and 2016 and the impact of adoption of ASC 606:

		Twelve Months Ended December 31,
		2018			2017	2016
Geographic Location	Reportable Segment	As reported	Adjustment to exclude impact of Adoption of ASC 606	Adjusted
United States	All	$1,153,192	$20,699	$1,173,891	$1,172,364	$1,103,714
Canada	All	124,000	(1,288)	122,712	123,092	124,101
Other	All, Excluding Domestic Creative Agencies	199,011	32,225	231,236	218,323	157,970
		$1,476,203	$51,636	$1,527,839	$1,513,779	$1,385,785

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
3. Revenue - (continued)

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $64,362 and $54,177 at December 31, 2018 and December 31, 2017, respectively, and are included as a component of accounts receivable on the Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $42,369 and $31,146 at December 31, 2018 and December 31, 2017, respectively, and are included on the Consolidated Balance Sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s Consolidated Balance Sheets. Advance billings at December 31, 2018 and December 31, 2017 were $138,505 and $148,133, respectively. The decrease in the advance billings balance of $9,628 for the twelve months ended December 31, 2018 is primarily driven by $135,573 of revenues recognized that were included in the advance billings balances as of December 31, 2017 and reductions due to the incurrence of third-party costs, offset by cash payments received or due in advance of satisfying our performance obligations.
Changes in the contract asset and liability balances during the twelve months ended December 31, 2018 and December 31, 2017 were not materially impacted by write offs, impairment losses or any other factors.
Practical Expedients
In adopting ASC 606, the Company applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Amounts related to those performance obligations with expected durations of more than one year are immaterial.

4. Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31:

	2018	2017	2016
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$(123,733)	$241,848	$(45,839)
Accretion on convertible preference shares	(8,355)	(6,352)	—
Net income allocated to convertible preference shares	—	(29,902)	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	(132,088)	205,594	(45,839)

Adjustment to net income allocated to convertible preference shares	—	106	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(132,088)	$205,700	$(45,839)
Denominator:
Basic weighted average number of common shares outstanding	57,218,994	55,255,797	51,345,807
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	—	225,989	—
Diluted weighted average number of common shares outstanding	57,218,994	55,481,786	51,345,807
Net income (loss) attributable to MDC Partners Inc. common shareholders per common share:
Basic	$(2.31)	$3.72	$(0.89)
Diluted	$(2.31)	$3.71	$(0.89)
Anti-dilutive stock awards                         1,442,518 - 1,391,456

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

Restricted stock and restricted stock unit awards of 1,012,637, 1,443,921, and 503,321 for the twelve months ended December 31, 2018, 2017, and 2016, respectively, which are contingent upon the Company meeting a cumulative three year earnings target (2018, 2019, and 2020) and contingent upon continued employment, are excluded from the computation of diluted income per common share as the contingencies were not satisfied at December 31, 2018, 2017, and 2016, respectively. In addition, there were 95,000 shares of Preference Shares outstanding which were convertible into 10,970,714 and 10,135,244 Class A common shares at December 31, 2018 and 2017, respectively. These Preference Shares were anti-dilutive for the twelve months ended December 31, 2018 and 2017 and are therefore excluded from the diluted income (loss) per common share calculation.
5. Acquisitions and Dispositions
2018 Acquisitions
On September 7, 2018, a subsidiary of the Company purchased 100% interests of OneChocolate Communications Limited and OneChocolate Communications LLC, PR (“OneChocolate”) a digital marketing consultancy headquartered in London, UK, for an aggregate purchase price of $3,231, working capital payment of $966 and additional deferred acquisition payments with an estimated present value of $2,146. OneChocolate’s results are reflected in the Allison & Partners operating segment which is included in the Specialist Communications reportable segment which had an immaterial impact on our results.
On July 1, 2018, the Company acquired the remaining 14.87% and 3% of membership interests of Doner Partners, LLC and Source Marketing LLC respectively for an aggregate purchase price of $7,618, comprised of a closing cash payment of $3,279 and additional deferred acquisition payments with an estimated present value of $4,305 as of December 31, 2018. As of the acquisition date, the fair value of the additional interests acquired was $16,361 for Doner Partners LLC. The fair values were measured using a discounted cash flow model. As a result of the transaction, the Company reduced noncontrolling interest by $11,946 and redeemable noncontrolling interest by $933.
On April 2, 2018, the Company purchased 51% of the membership interests of Instrument LLC (“Instrument”), a digital creative agency based in Portland, Oregon, for an aggregate purchase price of $35,591. The acquisition is expected to facilitate the Company’s growth and help to build its portfolio of modern, innovative and digital-first agencies. The purchase price consisted of a cash payment of $28,561 and the issuance of 1,011,561 shares of the Company’s Class A subordinate voting stock with an acquisition date fair value of $7,030. The Company issued these shares in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act.
The purchase price allocation for Instrument resulted in tangible assets of $10,304, identifiable intangibles of $23,130, consisting primarily of customer lists and a trade name, and goodwill of $32,776. In addition, the Company has recorded $27,357 as the fair value of noncontrolling interests, which was derived from the Company’s purchase price less a discount related to the noncontrolling parties’ lack of control. The identified assets have a weighted average useful life of approximately six years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. The goodwill is tax deductible. Instruments’ results are included in the All Other category from a segment reporting perspective. The Company has a controlling financial interest in Instrument through its majority voting interest, and as such, has aggregated the acquired Partner Firm’s financial data into the Company’s consolidated financial statements. The operating results of Instrument in the current year is not material.
Effective January 1, 2018, the Company acquired the remaining 24.5% ownership interest of Allison & Partners LLC for an aggregate purchase price of $10,023, comprised of a closing cash payment of $300 and additional deferred acquisition payments with an estimated present value at the acquisition date of $9,723. The deferred payments are based on the future financial results of the underlying business from 2017 to 2020 with final payments due in 2021. As of the acquisition date, the fair value of the additional interest acquired was $20,096. The fair value was measured using a discounted cash flow model. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $8,857. The difference between the purchase price and the noncontrolling interest of $1,166 was recorded in additional paid-in capital.
Assets and Liabilities Held for Sale
The Company has initiated a process to sell its ownership interest in Kingsdale, an operating segment that provides shareholder services, and a foreign office within the Global Integrated Agencies reportable segment. The assets and liabilities of both entities were classified as Assets and Liabilities held for sale, at their fair value less cost to sell, within the Consolidated Balance Sheet as of December 31, 2018. The significant assets classified as held for sale were accounts receivable and goodwill and significant liabilities were accounts payable and accrued liabilities. This also resulted in a write down of goodwill of Kingsdale totaling $4,691. This charge is included in Goodwill and other asset impairment within the Consolidated Statement of Operations for the year

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
5. Acquisitions and Dispositions - (continued)

ended December 31, 2018. The sale of Kingsdale was consummated on March 8, 2019. See Note 1 of the Notes to the Consolidated Financial Statements for additional information. The sale of the foreign office is expected to be completed within the next twelve months.
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
In addition, the Company sold a noncontrolling ownership interest in two subsidiaries during 2017. The Company recorded $6,961 of noncontrolling interest equity and $1,690 of redeemable noncontrolling interest, representing the fair value of the disposed ownership interest at the time of execution. Additionally, stock-based compensation of $2,473 was recognized, representing the excess in the proportionate fair value over the total consideration received.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)

6. Deferred Acquisition Considerations
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
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of December 31, 2018 and 2017.

	2018	2017
Beginning balance of contingent payments	$119,086	$224,754
Payments (1)	(54,947)	(110,234)
Additions - acquisition and step-up transactions	14,943	—
Redemption value adjustments (2)	3,512	3,273
Foreign translation adjustment	4	1,293
Ending balance of contingent payments	$82,598	$119,086
Fixed payments (3)	1,097	3,340
	$83,695	$122,426

(1)
For the twelve months ended December 31, 2017, payments include $28,727 of deferred acquisition consideration settled through the issuance of 3,353,939 MDC Class A subordinate voting shares in lieu of cash.

(2)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment. Redemption value adjustments are recorded within cost of services sold and office and general expenses on the Consolidated Statements of Operations.

(3)	The Company made $6,366 in fixed payments for the twelve months ended December 31, 2018.
The following table presents the impact to the Company’s statement of operations due to redemption value adjustments for the twelve months ended December 31, 2018 and 2017:

	2018	2017
Income attributable to fair value adjustments	$(3,679)	$(6,021)
Stock-based compensation expense	7,191	9,294
Redemption value adjustments	$3,512	$3,273

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

7. Fixed Assets
The following is a summary of the Company’s fixed assets as of December 31:

	2018			2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$100,276	$(73,060)	$27,216	$101,806	$(74,429)	$27,377
Leasehold improvements	116,459	(55,486)	60,973	112,099	(49,170)	62,929
	$216,735	$(128,546)	$88,189	$213,905	$(123,599)	$90,306
At December 31, 2018 and 2017, included in fixed assets are assets under capital lease obligations with a cost of $1,447 and $1,903, respectively, and accumulated depreciation of $780 and $1,176, respectively. Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $27,111, $23,873 and $22,293, respectively.

8. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the amounts recorded in the Company’s Consolidated Balance Sheets.
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in accruals and other liabilities on the Consolidated Balance Sheets for the twelve months ended December 31, 2018 and 2017 were as follows:

Noncontrolling Interests
Balance, December 31, 2016	$4,154
Income attributable to noncontrolling interests	15,375
Distributions made	(8,865)
Other (1)	366
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	11,785
Distributions made	(13,419)
Other (1)	(118)
Balance, December 31, 2018	$9,278

(1) Other consists of cumulative translation adjustments.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
8. Noncontrolling and Redeemable Noncontrolling Interests - (continued)

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to MDC Partners Inc.	$(123,733)	$241,848	$(45,839)
Transfers from the noncontrolling interests
Increase in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of noncontrolling interests and redeemable noncontrolling interests	10,140	2,315	22,776
Net transfers from noncontrolling interests	$10,140	$2,315	$22,776
Change from net income (loss) attributable to MDC Partners Inc. and transfers (to) from noncontrolling interests	$(113,593)	$244,163	$(23,063)
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests as of December 31, 2018 and 2017:

	2018	2017
Beginning Balance	$62,886	$60,180
Redemptions	(11,943)	(910)
Granted	—	1,666
Changes in redemption value	1,067	1,498
Currency translation adjustments	(464)	452
Ending balance	$51,546	$62,886

The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2019 to 2024. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $51,546 as of December 31, 2018, consists of $17,373 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised,$31,567 upon termination of such owner’s employment with the applicable subsidiary or death and $2,606 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There was no related impact on the Company’s income (loss) per share calculations.

9. Financial Instruments
Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. The revolving credit agreement is a variable rate debt, the carrying value of which approximates fair value. The Company’s notes are a fixed rate debt instrument recorded at carrying value. See Note 15 of the Notes to the Consolidated Financial Statements included herein for additional information for the fair value. The fair value of financial commitments, guarantees and letters of credit, are based on the stated value of the underlying instruments, if any.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
10. Goodwill and Intangible Assets

As of December 31, goodwill was as follows:

Goodwill	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Balance at December 31, 2016	$350,716	$36,762	$78,691	$176,686	$201,904	$844,759
Acquired goodwill	—	—	—	—		—
Disposition	(964)	—	—	(16,629)	—	(17,593)
Impairment loss recognized	(2,741)	—	—	(497)	—	(3,238)
Transfer of goodwill between segments	6,371	—	—	497	(6,868)	—
Foreign currency translation	5,689	218	15	—	6,085	12,007
Balance at December 31, 2017	$359,071	$36,980	$78,706	$160,057	$201,121	$835,935
Acquired goodwill	—	—	4,816	—	32,776	37,592
Impairment loss recognized	(17,828)	—	—	(52,041)	(4,691)	(74,560)
Transfer of goodwill between segments	17,081	2,066	—	3,773	(22,920)	—
Transfer of goodwill to asset held for sale (1)	—	—	—	—	(45,224)	(45,224)
Foreign currency translation	(5,169)	(266)	(19)	(443)	(6,891)	(12,788)
Balance at December 31, 2018	$353,155	$38,780	$83,503	$111,346	$154,171	$740,955

(1) See Note 5 of the Notes to the Consolidated Financial Statements included herein for additional information.
The Company recognized an impairment of goodwill and other assets of $80,057 for the twelve months ended December 31, 2018. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of three reporting units, one in each of the Global Integrated Agencies reportable segment, the Media Services reportable segment and within the All Other category. The impairment of goodwill was in connection with the Company’s interim and annual impairment tests performed in 2018. See below for information regarding an impairment of a tradename.
The Company recognized an impairment of goodwill and other assets of $4,415 for the twelve months ended December 31, 2017. The impairment primarily consists of the write-down of goodwill equal to the excess carrying value above the fair value of two reporting units, one in each of the Global Integrated Agencies reportable segment and the Media Services reportable segment.The impairment of goodwill was in connection with the Company’s annual impairment test performed in 2017.
The Company recognized an impairment of goodwill of $48,524 for the twelve months ended December 31, 2016. The impairment was recognized at three reporting units, the Specialist Communications reportable segment, Media Services reportable segment and All Other reportable segment. The impairment of goodwill was in connection with the Company’s interim and annual impairment tests performed in 2016.
The total accumulated goodwill impairment charges are $173,205 through December 31, 2018.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
10. Goodwill and Intangible Assets - (continued)

As of December 31, the gross and net amounts of acquired intangible assets other than goodwill were as follows:

	For the Year Ended December 31,
Intangible Assets	2018	2017
Trademarks (indefinite life)	$14,600	$17,780
Customer relationships – gross	$93,296	$102,325
Less accumulated amortization	(59,144)	(73,767)
Customer relationships – net	$34,152	$28,558
Other intangibles – gross	$40,803	$37,273
Less accumulated amortization	(21,790)	(13,006)
Other intangibles – net	$19,013	$24,267
Total intangible assets	$148,699	$157,378
Less accumulated amortization	(80,934)	(86,773)
Total intangible assets – net	$67,765	$70,605
In 2018, the Company recognized the full write-down of a trademark totaling $3,180 for a reporting unit within the Global Integrated Agencies reportable segment. The tradename is no longer in active use given its merger with another reporting unit. See Note 16 of the Notes to the Consolidated Financial Statements for information related to the merger.
The weighted average amortization period for customer relationships is six years and other intangible assets is eight years. In total, the weighted average amortization period is seven years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2018, 2017, and 2016 was $17,290, $17,125, and $21,726, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2019	$12,257
2020	9,601
2021	8,220
2022	7,666
2023 and thereafter	15,421

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

11. Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code including but not limited to a reduction in U.S. federal corporate tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
The SEC issued SAB 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed its accounting for the provisions of the Act in accordance with SAB 118. As of December 31, 2017 the Company recorded a provisional amount of $26,674 related to the re-measurement of its deferred tax assets and liabilities resulting from the change in the corporate tax rate from 35% to 21% and has not adjusted the amount when completing its analysis.
The Tax Act created a new requirement that Global Intangible Low-Taxed Income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. A deduction is permitted to a domestic corporation in an amount up to 50% of the sum of the GILTI inclusion and the amount treated as a dividend because the corporation has claimed a foreign tax credit (FTC) as a result of the inclusion of the GILTI amount in income. The Company has made a policy election to record tax effects of GILTI as a period expense when incurred.
The components of the Company’s income (loss) before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2018	2017	2016
Income (Loss):
U.S.	$(68,698)	$48,053	$(16,661)
Non-U.S.	(11,709)	39,025	(33,055)
	$(80,407)	$87,078	$(49,716)
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2018	2017	2016
Current tax provision
U.S. federal	$444	$(1,657)	$—
U.S. state and local	2	98	(1,520)
Non-U.S.	7,584	6,514	2,154
	8,030	4,955	634
Deferred tax provision (benefit):
U.S. federal	(9,315)	(172,873)	5,785
U.S. state and local	(2,990)	(7,775)	(3,550)
Non-U.S.	35,878	7,629	(12,273)
	23,573	(173,019)	(10,038)
Income tax provision (benefit)	$31,603	$(168,064)	$(9,404)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Income Taxes - (continued)

A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2018	2017	2016
Income (loss) before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$(80,407)	$87,078	$(49,716)
Statutory income tax rate	21.0%	35.0%	35.0%
Tax expense (benefit) using statutory income tax rate	(16,886)	30,477	(17,401)
State and foreign taxes	(2,988)	8,863	(94)
Non-deductible stock-based compensation	1,512	1,441	1,123
Other non-deductible expense	10,091	(220)	1,848
Change to valuation allowance	49,482	(103,212)	6,605
Effect of the difference in U.S. federal and local statutory rates	(152)	(2,939)	(353)
Impact of tax reform	—	(100,472)	—
Noncontrolling interests	(2,674)	(4,413)	(1,287)
Impact of foreign operations	1,711	(2,453)	—
Adjustment to deferred tax balances	(8,865)	—	—
Other, net	372	4,864	155
Income tax expense (benefit)	$31,603	$(168,064)	$(9,404)
Effective income tax rate	(39.3)%	(193.0)%	18.9%
The Company has evaluated the usefulness of our rate reconciliation presented in prior periods which utilized the Canadian statutory tax rate of 26.5%. As the majority of our business operations and shareholders are located in the U.S., we believe using the U.S. statutory rate is more informative. The periods 2017 and 2016 in the table above have been conformed to reflect the U.S. statutory rate.
Income tax expense for the twelve months ended December 31, 2018 was $31,603 (associated with a pretax loss of $80,407) compared to an income tax benefit of $168,064 (associated with pretax income of $87,078) for the twelve months ended December 31, 2017. Income tax expense in 2018 included the impact of establishing a valuation allowance primarily associated with Canadian deferred tax assets and the income tax benefit in 2017 included the impact of a release of a valuation allowance in certain jurisdictions as well as the incremental tax benefit associated with the Tax Act.
Income taxes receivable were $4,388 and $4,582 at December 31, 2018 and 2017, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $10,045 and $3,810 at December 31, 2018 and 2017, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Income Taxes - (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2018	2017
Deferred tax assets:
Capital assets and other	$905	$5,059
Net operating loss carry forwards	70,646	49,318
Interest deductions	8,911	2,026
Refinancing charge	2,926	5,578
Goodwill and intangibles	123,504	129,455
Stock compensation	2,101	1,208
Pension plan	3,872	4,165
Unrealized foreign exchange	14,645	8,653
Capital loss carry forwards	11,827	11,450
Accounting reserves	8,280	412
Gross deferred tax asset	247,617	217,324
Less: valuation allowance	(68,479)	(19,032)
Net deferred tax assets	179,138	198,292
Deferred tax liabilities:
Goodwill amortization	(91,726)	(89,727)
Total deferred tax liabilities	(91,726)	(89,727)
Net deferred tax asset (liability)	$87,412	$108,565
Disclosed as:
Deferred tax assets	$92,741	$115,325
Deferred tax liabilities	(5,329)	(6,760)
	$87,412	$108,565
The Company has U.S. federal net operating loss carry forwards of $68,325 and non-U.S. net operating loss carry forwards of $153,021. These carry forwards expire in years 2017 through 2032. The Company also has total indefinite loss carry forwards of $122,830. These indefinite loss carry forwards consist of $33,572 relating to the U.S. and $89,258 which are related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $118,575.
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
As of December 31, 2017, the Company maintained valuation allowance against foreign net deferred tax assets of $19,032 as it believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s historical losses and uncertainties as to the amount of future taxable income.
As of December 31, 2018, the Company evaluated positive and negative evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. As of December 31, 2018, the Company’s Canadian three-year cumulative pre-tax income declined compared to the period ended December 31, 2017 and the Company recorded a valuation allowance of $49,447. The related effect on the accompanying consolidated statements of operations and comprehensive income or loss resulted in the Company recording a U.S. income tax expense of $49,447 for the year ended December 31, 2018.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
11. Income Taxes - (continued)

The Company is permanently reinvested with respect to its foreign earnings in certain jurisdictions, and no deferred taxes have been recorded related to such earnings as the determination of the amount is not practicable. The Company currently does not intend to distribute previously taxed income under the Tax Act. Upon distribution in the future, the Company may incur state and foreign withholding taxes on such income, the amount of which is not practicable to compute.
As of December 31, 2018 and 2017, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $973 and $1,556, respectively. As of December 31, 2018 and 2017, accrued penalties and interest included in unrecognized tax benefits were approximately $87 and $123, respectively. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany fees. To the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the consolidated financial statements. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

	2018	2017	2016
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$1,433	$1,465	$3,605
Current year positions	—	489	—
Prior period positions	7	(436)	(134)
Settlements	(314)	—	(1,374)
Lapse of statute of limitations	(239)	(85)	(632)
Unrecognized tax benefits - Ending Balance	$887	$1,433	$1,465
It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $400 to $500 in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) concluded its review of the 2013 tax year and all years prior to 2015 are closed. The statute of limitations has also expired in non-U.S. jurisdictions through 2013.

12. Debt
As of December 31, the Company’s indebtedness was comprised as follows:

	2018	2017
Revolving credit agreement	$68,143	$—
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(14,036)	(17,587)
	954,107	882,413
Obligations under capital leases	478	706
	954,585	883,119
Less: Current portion of long-term debt	(356)	(313)
	$954,229	$882,806
Interest expense related to long-term debt for the years ended December 31, 2018, 2017, and 2016 was $64,420, $62,001 and $56,468, respectively. For the twelve months ended December 31, 2016, the Company recorded a charge for the loss on redemption of the 6.75% Notes of $33,298, which included accrued interest, related premiums, fees and expenses, write offs of unamortized original issue premium, and unamortized debt issuance costs. For the year ended December 31, 2016, interest expense included income of $312, related to the amortization of the original issue premium. For the years ended December 31, 2018, 2017, and 2016, interest expense included $87, $100 and $255, respectively, of present value adjustments for fixed deferred acquisition payments.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Debt – (continued)

The amortization of deferred finance costs included in interest expense were $3,193, $3,022 and $3,022 for the years ended December 31, 2018, 2017, and 2016, respectively.
6.50% Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the senior unsecured notes due 2024 (the “6.50% Notes”). The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest payable semiannually in arrears on May 1 and November 1, at a rate of 6.50% per annum. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at December 31, 2018.
Redemption of 6.75% Notes
On March 23, 2016, the Company redeemed the 6.75% Notes in whole at a redemption price of 103.375% of the principal amount thereof with the proceeds from the issuance of the 6.50% Notes.
Credit Agreement
On May 3, 2016 MDC, Maxxcom Inc. (a subsidiary of MDC) and each of their subsidiaries party thereto entered into a second amended and restated, $325,000 senior secured revolving credit agreement due May 3, 2021 (as amended, the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement. Capitalized terms used in this section and not otherwise defined have the meanings set forth in the Credit Agreement.
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
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries, subject to customary exceptions and collateralized by a portion of MDC’s outstanding receivable balance. The Credit Agreement includes covenants that, among other things, restrict MDC’s

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Debt – (continued)

ability and the ability of its subsidiaries to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; impose limitations on dividends or other amounts from MDC’s subsidiaries; incur certain liens, sell or otherwise dispose of certain assets; enter into transactions with affiliates; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Company is currently in compliance with all of the terms and conditions of its Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with the covenants over the next twelve months.
Amendment to Credit Agreement
On March 12, 2019 (the “Amendment Effective Date”), the Company, Maxxcom Inc. (a subsidiary of the Company) (“Maxxcom”) and each of their subsidiaries party thereto entered into an amendment (the “Amendment”) to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”), and the lenders from time to time party thereto.
The Amendment provides financial covenant relief by increasing the total leverage ratio applicable on each testing date after the Amendment Effective Date through the period ending December 31, 2020 from 5.5:1.0 to 6.25:1.0. The total leverage ratio applicable on each testing date after December 31, 2020 will revert to 5.5:1.0.
In addition, the Company is permitted to apply a portion of the net cash proceeds of the Kingsdale Sale to the prepayment, redemption, defeasement, purchase or other acquisition of the Company’s senior unsecured debt.
In connection with the Amendment, the Company reduced the aggregate maximum amount of revolving commitments provided by the lenders under the Credit Agreement to $250.0 million from $325.0 million.
At December 31, 2018, the Company had issued $4,701 of undrawn letters of credit.
At December 31, 2018 and 2017, accounts payable included $40,271 and $41,989, respectively, of outstanding checks.
Future Principal Repayments
Future principal repayments, including capital lease obligations, for the years ended December 31, and in aggregate, are as follows:

Period	Amount
2019	$356
2020	101
2021	68,164
2022	—
2023	—
2024 and thereafter	900,000
$968,621

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
12. Debt – (continued)

Capital Leases
Future minimum capital lease payments for the years ended December 31 and in aggregate, are as follows:

Period	Amount
2019	$356
2020	101
2021	21
2022	—
2023	—
2024 and thereafter	—
478
Less: imputed interest	(42)
436
Less: current portion	(356)
$80
Capital lease obligations at December 31 were:

	2018	2017
Current	$356	$313
Long-term	122	393
	$478	$706

13. Share Capital
As of December 31, 2018, we changed the presentation of our Consolidated Statements of Shareholders’ Deficit to combine the amounts in common shares and charges in excess of capital to present a combined “Common stock and other paid-in capital” as SEC Regulation S-X allows for this presentation. As such, we reclassified the prior year balances as of December 31, 2017 and 2016 to conform with the current period presentation.
Authorized Share Capital
The authorized share capital of the Company is as follows:
Series 4 Convertible Preference Shares
See Note 14 of the Notes to the Consolidated Financial Statements included herein for additional information.
Class A Shares
An unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B shares, convertible at the option of the holder into one Class B share for each Class A share after the occurrence of certain events related to an offer to purchase all Class B shares. There is an unlimited number of Class A shares authorized, 57,517,568 and 56,371,376 Class A shares are issued and outstanding as of December 31, 2018, and 2017, respectively.
Class B Shares
An unlimited number, carrying 20 votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There is an unlimited number of Class B shares authorized, 3,755 Class B shares are issued and outstanding as of December 31, 2018, and 2017, respectively.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Share Capital – (continued)

Employee Stock Incentive Plan
As of December 31, 2018, a total of 15,650,000 shares have been authorized under our employee stock incentive plan.
The following table summarizes information about financial performance based and time based restricted stock and restricted stock unit awards:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	—	$—	785,085	$11.94
Granted	503,321	9.17	156,440	7.38
Vested	(4,444)	10.30	(239,085)	14.99
Forfeited	(45,965)	9.29	(75,500)	9.75
Balance at December 31, 2018	452,912	$9.15	626,940	$9.83
Time-based awards granted in the twelve months ended December 31, 2017 had a weighted average grant date fair value of $8.98. No performance based awards were granted in 2017. Performance based and time based awards granted in the twelve months ended December 31, 2016 had a weighted average grant date fair value of $14.00 and $12.53, respectively. The vesting of the performance based awards is contingent upon the Company meeting a cumulative three year earnings target and continued employment through the vesting date. Once the Company defines the earnings target, the grant date is established and the Company will record the compensation expense over the vesting period. The term of the time based awards is generally three years with vesting up to generally three years. The vesting period of the time-based awards is generally commensurate with the requisite service period.
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2018, 2017 and 2016 was $3,583, $7,316 and $6,272, respectively. At December 31, 2018, the weighted average remaining contractual life for time based and performance based awards was 1.98 and less than a year, respectively.
At December 31, 2018, the unrecognized compensation expense for performance based awards was $260 to be recognized over a weighted average period of less than a year. At December 31, 2018, the unrecognized compensation expense for time based awards was $2,325 to be recognized over a weighted average period of 1.98 years.
The following table summarizes information about share option awards:

Share Option Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2017	—	$—	$—
Granted	111,866	2.23	4.85
Vested	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2018	111,866	$2.23	$4.85
We use the Black-Scholes option-pricing model to estimate the fair value of options granted. The grant date fair value of the options granted in 2018 was determined to be $2.23. The assumptions for the model were as follows: expected life of 4.9 years, risk free interest rate of 2.9%, expected volatility of 52.9% and dividend yield of 0%. Options granted in 2018 vest in three years. The vesting period of these awards is generally commensurate with the requisite service period. At December 31, 2018, the weighted average remaining contractual life for these awards was 3 years.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
13. Share Capital – (continued)

No options were exercised during 2018. The intrinsic value of options exercised during 2017 and 2016, was $125 and $471, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2018 is nil. As of December 31, 2018, no options were exercisable. No options were granted in 2017 or 2016.
At December 31, 2018, the unrecognized compensation expense for these awards was $225 to be recognized over a weighted average period of 3 years. The cash received from the stock options exercised in 2017 and 2016 was nil and nil.
The following table summarizes information about stock appreciation rights (“SAR”) awards:

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2017	327,500	$2.35	$6.60
Granted	—	—	—
Vested	—	—	—
Forfeited	(76,700)	2.35	6.60
Exercised	—	—	—
Balance at December 31, 2018	250,800	$2.35	$6.60
We use the Black-Scholes option-pricing model to estimate the fair value of the SAR awards. The assumptions for the model were as follows: expected life of 4 years, risk free interest rate of 1.7%, expected volatility of 46.2% and dividend yield of 0%. SAR awards granted in 2017 vest on the third anniversary of the grant date, and have a grant date fair value of $2.35. The vesting period of awards granted is generally commensurate with the requisite service period. At December 31, 2018, the weighted average remaining contractual life for these awards was 1.08 years.
No SAR awards were granted in 2016. As of December 31, 2018, no SAR awards were exercisable. As of December 31, 2018, there were no SAR awards that were vested. The aggregate intrinsic value of the SAR awards outstanding as of December 31, 2018 is nil.
At December 31, 2018, the unrecognized compensation expense for these awards was $213 to be recognized over a weighted average period of 1.08 years.

For the years ended December 31, 2018, 2017 and 2016, $5,892, $5,335, and $5,808 was recognized in stock compensation related to all stock compensation awards, respectively. The related income tax benefit for the years ended December 31, 2018, 2017 and 2016 was $472, $1,401, and $2,030, respectively.

14. Convertible Preference Shares
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
The holders of the Preference Shares have the right to convert their Preference Shares in whole at any time and from time to time, and in part at any time and from time to time after the ninetieth day following the original issuance date of the Preference Shares, into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Preference Share is $1,000. The initial Conversion Price is $10.00 per Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities. In connection with the anti-dilution protection provision associated with the issuance of equity securities on March 14, 2019 (see Note 23), the Conversion Price has been reduced to $7.42 from $10.00 per Preference Share.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
14. Convertible Preference Shares – (continued)

The Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date. For the twelve months ended 2018 and 2017, the Preference Shares accreted at a monthly rate of approximately $7.55 and $6.97 per Preference Share, for total accretion of $8,355 and $6,352, respectively, bringing the aggregate liquidation preference to $109,707 as of December 31, 2018. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders.
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
 In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The hierarchy for observable inputs and unobservable inputs used to measure fair value into three broad levels are described below:

•	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3 - Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is measured at fair value on a recurring basis at December 31:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$834,750	$900,000	$904,500
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration are recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent upon future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and, in some cases, the currency exchange rate as of the date of payment (Level 3). See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding contingent deferred acquisition consideration.
 At December 31, 2018 and 2017, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill and intangible assets. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. See Note 2 and 10 of the Notes to the Consolidated Financial Statements for information related to the measurement of the fair value of goodwill (a Level 3 fair value assessment).
16. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. Effective January 1, 2019, the Executive Committee assumed the role and responsibilities of the Chief Executive Officer until the appointment of a successor which occurred on March 18, 2019. See Note 1 of the Notes to the Consolidated Financial Statements included herein for additional information. Once operating segments are identified, the Company performs an analysis to determine if aggregation of operating segments is applicable. This determination is based upon a quantitative analysis of the expected and historic average long-term profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Segment Information – (continued)

Due to changes in the Company’s internal management and reporting structure during 2018, reportable segment results for 2017 and prior periods presented have been recast to reflect the reclassification of certain businesses between segments. The changes were as follows:

•	Source Marketing, previously within the All Other category, was included within the Doner operating segment, which is aggregated into the Global Integrated Agencies reportable segment;

•	Yamamoto, previously within the All Other category, was operationally merged with Civilian and is now included within the Domestic Creative Agencies reportable segment;

•
Bruce Mau Design, Hello Design and Northstar Research Partners, previously within the All Other category, and Varick Media Management, previously within the Media Services reportable segment, were included into a newly-formed operating segment, Yes & Company, which is aggregated within the Media Services reportable segment.

Also in 2018, Forsman & Bodenfors and kbs+, both within the Global Integrated Agencies reportable segment, merged under the Forsman & Bodenfors name.
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

•
The Global Integrated Agencies reportable segment is comprised of the Company’s five global, integrated operating segments (72andSunny, Anomaly, Crispin Porter Bogusky, Doner and Forsman & Bodenfors) serving multinational clients around the world. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of global clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Global Integrated Agencies reportable segment.

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
16. Segment Information – (continued)

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

•
All Other consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes 6Degrees Communications, Concentric Partners, Gale Partners, Kenna, Kingsdale, Instrument, Redscout, Relevent, Team, Vitro, and Y Media Labs. The nature of the specialist services provided by these operating segments vary among each other and from those operating segments aggregated into the reportable segments. This results in these operating segments having current and long-term performance expectations inconsistent with those operating segments aggregated in the reportable segments. The operating segments within All Other provide a range of diverse marketing communication services, including application and website design and development, data and analytics, experiential marketing, customer research management, creative services, and branding.

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

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Segment Information – (continued)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Global Integrated Agencies	$698,872	$797,347	$712,793
Domestic Creative Agencies	102,063	104,417	97,199
Specialist Communications	179,065	172,565	170,285
Media Services	140,753	166,216	157,696
All Other	355,450	273,234	247,812
Total	$1,476,203	$1,513,779	$1,385,785

Segment operating income (loss):
Global Integrated Agencies	$44,868	$71,857	$59,193
Domestic Creative Agencies	18,552	19,333	18,089
Specialist Communications	18,629	20,728	1,940
Media Services	(51,196)	13,126	5,554
All Other	34,000	47,771	7,773
Corporate	(55,157)	(40,856)	(44,118)
Total	$9,696	$131,959	$48,431

Other Income (Expense):
Interest expense and finance charges, net	(67,075)	(64,364)	(65,050)
Foreign exchange transaction gain (loss)	(23,258)	18,137	(213)
Loss on redemption of Notes	—	—	(33,298)
Other, net	230	1,346	414
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	(80,407)	87,078	(49,716)
Income tax expense (benefit)	31,603	(168,064)	(9,404)
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	(112,010)	255,142	(40,312)
Equity in earnings (losses) of non-consolidated affiliates	62	2,081	(309)
Net income (loss)	(111,948)	257,223	(40,621)
Net income attributable to the noncontrolling interest	(11,785)	(15,375)	(5,218)
Net income (loss) attributable to MDC Partners Inc.	$(123,733)	$241,848	$(45,839)

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Segment Information – (continued)

	Years Ended December 31,
	2018	2017	2016
Depreciation and amortization:
Global Integrated Agencies	$23,571	$23,831	$21,555
Domestic Creative Agencies	1,583	1,582	1,811
Specialist Communications	4,252	4,714	6,637
Media Services	3,119	4,052	6,091
All Other	12,909	8,197	8,768
Corporate	762	1,098	1,584
Total	$46,196	$43,474	$46,446

Stock-based compensation:
Global Integrated Agencies	$8,521	$15,225	$12,177
Domestic Creative Agencies	1,100	887	651
Specialist Communications	714	2,954	3,629
Media Services	318	656	318
All Other	3,104	2,494	1,703
Corporate	4,659	2,134	2,525
Total	$18,416	$24,350	$21,003

Capital expenditures:
Global Integrated Agencies	$10,088	$20,760	$16,486
Domestic Creative Agencies	951	1,168	1,153
Specialist Communications	3,618	1,288	2,741
Media Services	966	3,842	5,266
All Other	4,574	5,877	3,753
Corporate	67	23	33
Total	$20,264	$32,958	$29,432
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, by geographic region at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2018	$76,781	$4,779	$6,629	$88,189
2017	$77,163	$5,638	$7,505	$90,306
Goodwill and Intangible Assets
2018	$679,344	$61,748	$67,628	$808,720
2017	$706,241	$127,014	$73,285	$906,540
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
16. Segment Information – (continued)

A summary of the Company’s revenue by geographic region at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2018	$1,153,192	$124,000	$199,011	$1,476,203
2017	$1,172,364	$123,092	$218,323	$1,513,779
2016	$1,103,714	$124,101	$157,970	$1,385,785
17. Related Party Transaction
Scott L. Kauffman is Chairman of the Company’s Board of Directors, and is the former Chief Executive Officer of the Company. His daughter, Sarah Kauffman, has been employed by Partner Firm Forsman & Bodenfors since July 2011, and currently acts as Director of Operations, Attention Partners. In 2018 and 2017, her total compensation, including salary, bonus and other benefits, totaled approximately $172 and $155, respectively. Her compensation is commensurate with that of her peers.
18. Commitments, Contingencies and Guarantees
Legal Proceedings.  The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Dismissal of Class Action Litigation. On August 7, 2015, Roberto Paniccia issued a Statement of Claim in the Ontario Superior Court of Justice in the City of Brantford, Ontario seeking to certify a class action suit naming the following as defendants: MDC, former CEO Miles S. Nadal, former CAO Michael C. Sabatino, CFO David Doft and BDO U.S.A. LLP. The Plaintiff alleged violations of section 138.1 of the Ontario Securities Act (and equivalent legislation in other Canadian provinces and territories) as well as common law misrepresentation based on allegedly materially false and misleading statements in the Company’s public statements, as well as omitting to disclose material facts with respect to the SEC investigation. On June 4, 2018, the Court dismissed (with costs) the putative class members’ motion for leave to proceed with the Plaintiff’s claims for misrepresentations of material facts pursuant to the Ontario Securities Act. Following the Court’s decision, on June 18, 2018, the Plaintiff, MDC and each of the other defendants consented to the dismissal of the action with prejudice (and without costs). In July 2018, the Court entered a final order approving the dismissal of this claim.
Closing of Antitrust Investigation. In 2016, one of the Company’s subsidiary agencies received a subpoena from the U.S. Department of Justice Antitrust Division (the “DOJ”) concerning the DOJ’s ongoing investigation of production bidding practices in the advertising industry. The Company and its subsidiary fully cooperated with this confidential investigation. By letter dated November 5, 2018 (received by the Company’s counsel on November 12, 2018), the DOJ confirmed that the foregoing investigation had been closed. The DOJ did not bring any charges against the Company, its subsidiary or any of their respective employees.
Deferred Acquisition Consideration and Option to Purchase. See Note 6 of the Notes to the Consolidated Financial Statements included herein for additional information regarding potential payments associated with deferred acquisition consideration and Note 8 for the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the twelve months ended December 31, 2018 and 2017, these operations did not incur any material costs related to damages resulting from hurricanes.
Guarantees. Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when these losses are probable and estimable.
Commitments.  At December 31, 2018, the Company had $4,701 of undrawn letters of credit. In addition, the Company has commitments to fund investments in an aggregate amount of $40.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
18. Commitments, Contingencies and Guarantees - (continued)

Leases.  The Company and its subsidiaries lease certain facilities and equipment. For the years ended December 31, 2018, 2017, and 2016, gross premises rental expense amounted to $65,093, $64,086, and $56,725, respectively, which was reduced by sublease income of $3,671, $2,797, and $3,027, respectively. Certain of our office facilities’ leases contain escalation clauses, lease renewals and lease incentives, including periods of free rent and allowances from landlords to be applied against necessary leasehold improvements.
In circumstances where the exercise of renewal options is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.
Minimum rental commitments for the rental of office and production premises and equipment under non-cancellable leases net of sublease income, some of which provide for rental adjustments due to increased property taxes and operating costs, for the years ending December 31, 2019 and thereafter, are as follows:

Period	Amount
2019	$58,015
2020	55,211
2021	45,974
2022	40,387
2023	38,348
2024 and thereafter	107,975
$345,910
At December 31, 2018, the total future cash to be received on sublease income is $15,930.

19. New Accounting Pronouncements
Adopted In The Current Reporting Period
Effective January 1, 2018, the Company adopted ASC 606. ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under ASC 605.
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
The following table summarizes the impact of adoption of ASC 606 on the Consolidated Statement of Operations during the twelve months ended December 31, 2018:

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
19. New Accounting Pronouncements – (continued)

	Twelve Months Ended December 31, 2018
	As Reported	Adjustments	Adjusted to Exclude Adoption of ASC 606
Revenue - Services	$1,476,203	$51,636	$1,527,839
Costs of services sold	$991,198	$62,358	$1,053,556
Operating income (loss)	$9,696	$(10,722)	$(1,026)
Net loss attributable to MDC Partners Inc. common shareholders	$(132,088)	$(6,883)	$(138,971)
Loss per common share - basic and diluted	$(2.31)	$(0.12)	$(2.43)
The impact on the Consolidated Balance Sheet and Consolidated Statement of Shareholders’ Deficit as of and for the twelve months ended December 31, 2018 was immaterial. There was no effect on the Consolidated Statement of Comprehensive Income (Loss) and the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018 and 2017.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119, which provides guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has adopted this standard effective January 1, 2018 and has made a policy election to record tax effects of GILTI as an expense in the period incurred. For the twelve months ending December 31, 2018 GILTI resulted in additional income tax expense of $710. For more information on the adoption of the Act, see Note 11.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that the Consolidated Statement of Cash Flows present the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We have adopted this amended guidance retrospectively as of the year ended December 31, 2018. The Consolidated Statements of Cash Flows now reflect the inclusion and activity of restricted cash balances of $3.9 million (classified within Assets held for sale in the Consolidated Balance Sheet), $4.6 million, and $5.3 million as of December 31, 2018, 2017, and 2016 respectively.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is intended to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. This guidance is effective January 1, 2018 and requires a retrospective transition method. Prior to the Company’s adoption on January 1, 2018, all cash outflows for contingent consideration were classified as a financing activity. Effective January 1, 2018, the Company is now required to classify any cash payments made soon after the acquisition date of a business to settle a contingent consideration liability as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. As a result, $29,141, $42,790, and $44,914 of an acquisition-related contingent consideration payment of $61,313, $99,873, and $135,693, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the twelve months ended

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)
19. New Accounting Pronouncements – (continued)

December 31, 2018, 2017, and 2016 respectively. There was no impact on the Company’s consolidated statement of financial position and results of operations.
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
To be Adopted in Future Reporting Periods
In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance will require lessees to recognize a right-to-use asset and lease liability for most of its leases with a term of more than twelve months, including those classified as operating leases. The new guidance also requires additional quantitative and qualitative disclosures. This guidance will be effective for annual periods beginning after December 15, 2018, with early adoption permitted. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period consolidated financial statements. The Company elected to adopt the standard on January 1, 2019, which is the date of initial application, using the modified retrospective adoption method. The Company has implemented a new system to support the Company’s financial reporting and disclosure under the new standard and is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that the recognition of a right-to-use asset and lease liability for operating leases will have a significant impact on its balance sheet.
20. Employee Benefit Plans
A subsidiary acquired in 2012 sponsors a defined benefit plan. The benefits under the defined benefit plan are based on each employee’s years of service and compensation. Effective February 28, 2007, the plan was closed to all new entrants, and effective February 28, 2010, all benefit accruals under the plan were frozen.
Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension cost consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits	Pension Benefits
	2018	2017	2016
Service cost	$—	$—	$—
Interest cost on benefit obligation	1,641	1,725	1,855
Expected return on plan assets	(1,948)	(1,830)	(1,863)
Curtailment and settlements	1,039	—	929
Amortization of actuarial losses	258	222	137
Net periodic benefit cost	$990	$117	$1,058
The above costs are included within Other income, net on the Consolidated Statements of Operations.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
20. Employee Benefit Plans (continued)

The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits	Pension Benefits	Pension Benefits
	2018	2017	2016
Discount rate	3.83%	4.32%	4.69%
Expected return on plan assets	7.00%	7.40%	7.40%
Rate of compensation increase	N/A	N/A	N/A
The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes.
Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income (Loss) consist of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2018	2017
Current year actuarial (gain) loss	$(520)	$1,558
Amortization of actuarial loss	(258)	(222)
Total recognized in other comprehensive (income) loss	$(778)	$1,336
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$212	$1,453
The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31:

	2018	2017
Change in benefit obligation:
Benefit obligation, Beginning balance	$43,750	$40,722
Interest Cost	1,641	1,725
Actuarial losses	(3,522)	3,088
Benefits paid	(3,931)	(1,785)
Benefit obligation, Ending balance	37,938	43,750
Change in plan assets:
Fair value of plan assets, Beginning balance	27,977	24,482
Actual return on plan assets	(2,093)	3,360
Employer contributions	1,228	1,920
Benefits paid	(3,931)	(1,785)
Fair value of plan assets, Ending balance	23,181	27,977
Unfunded status	$14,757	$15,773

Amounts recognized in the balance sheet at December 31 consist of the following:

	Pension Benefits	Pension Benefits
	2018	2017
Non-current liability	$14,757	$15,773
Net amount recognized	$14,757	$15,773

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
20. Employee Benefit Plans (continued)

Amounts recognized in Accumulated Other Comprehensive Loss before income taxes consists of the following components for the years ended December 31:

	Pension Benefits	Pension Benefits
	2018	2017
Accumulated net actuarial losses	$12,878	$13,656
Amount recognized	$12,878	$13,656
In 2019, the Company estimates that it will recognize $266 of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to the pension plan.
The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits	Pension Benefits
	2018	2017
Discount rate	4.42%	3.83%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2018 and 2017 were determined independently. A yield curve was produced for a universe containing the majority of U.S.-issued AA-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
Fair Value of Plan Assets and Investment Strategy
The fair value of the plan assets as of December 31 is as follows:

	December 31, 2018	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,736	$1,736	$—	$—
Mutual Funds	21,445	21,445	—	—
Total	$23,181	$23,181	$—	$—

	December 31, 2017	Level 1	Level 2	Level 3
Asset Category:
Money Market Fund – Short Term Investments	$1,695	$1,695	$—	$—
Mutual Funds	26,282	26,282	—	—
Total	$27,977	$27,977	$—	$—

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except Share and per Share Amounts)
20. Employee Benefit Plans (continued)

The pension plans weighted-average asset allocation for the years ended December 31, 2018, and 2017 are as follows:

	Target Allocation	Actual Allocation	Actual Allocation
	2018	2018	2017
Asset Category:
Equity Securities	65.0%	67.0%	68.9%
Debt Securities	30.0%	25.5%	25.0%
Cash/Cash Equivalents and Short Term Investments	5.0%	7.5%	6.1%
	100.0%	100.0%	100.0%
The goals of the pension plan investment program are to fully fund the obligation to pay retirement benefits in accordance with the plan documents and to provide returns that, along with appropriate funding from the Company, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits.
Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States, as well as a smaller percentage invested in large-cap and mid-cap companies located outside of the United States. Debt securities are diversified across different asset types with bonds issued in the United States as well as outside the United States. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the preceding tables.
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. During 2018, the Company contributed $1,228 to the pension plan. The Company estimates that it will make approximately $1,156 in contributions to the pension plan in 2019. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.
The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2019	$1,690
2020	1,857
2021	1,848
2022	1,912
2023	2,139
2024 – 2027	11,047

21. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the twelve months ended December 31, were:

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2016	$(12,320)	$10,496	$(1,824)
Other comprehensive income before reclassifications	—	1,206	1,206
Amounts reclassified from accumulated other comprehensive income (loss)	(1,336)	—	(1,336)
Other comprehensive income (loss)	(1,336)	1,206	(130)
Balance December 31, 2017	$(13,656)	$11,702	$(1,954)
Other comprehensive income before reclassifications	—	6,119	6,119
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $223)	555	—	555
Other comprehensive income	555	6,119	6,674
Balance December 31, 2018	$(13,101)	$17,821	$4,720

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

22. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2018	$326,968	$379,743	$375,830	$393,662
2017	$344,700	$390,532	$375,800	$402,747
Cost of services sold:
2018	$243,030	$253,390	$238,690	$256,088
2017	$237,563	$267,822	$249,418	$268,673
Net Income (loss):
2018	$(28,519)	$5,951	$(13,667)	$(75,713)
2017	$(9,683)	$13,467	$21,984	$231,455
Net income (loss) attributable to MDC Partners Inc.:
2018	$(29,416)	$3,406	$(16,125)	$(81,598)
2017	$(10,566)	$11,253	$18,493	$222,668
Income (loss) per common share:
Basic
2018	$(0.56)	$0.02	$(0.32)	$(1.46)
2017	$(0.21)	$0.14	$0.25	$3.33
Diluted
2018	$(0.56)	$0.02	$(0.32)	$(1.46)
2017	$(0.21)	$0.14	$0.24	$3.30
The above revenue, cost of services sold, and income (loss) have primarily been affected by acquisitions and divestitures.
Historically, with some exceptions, the Company’s fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.
Income (loss) have been affected as follows:

•	The fourth quarter of 2018 and 2017 included a foreign exchange loss of $13,324 and $660, respectively.

•	The fourth quarter of 2018 and 2017 included stock-based compensation charges of $1,534 and $7,480, respectively.

•	The fourth quarter of 2018 and 2017 included changes in deferred acquisition resulting in income of $8,979 and $18,173, respectively.

•
The fourth quarter of 2018 included goodwill and other asset impairment charges of $56,732 and the third and fourth quarter of 2017 included goodwill impairment charges of $29,631 and $18,893, respectively.

•
The fourth quarter of 2018 included income tax expense related to the establishment of the Company’s valuation allowance of $49,447. The fourth quarter of 2017 included income tax benefit of $226,466 relating to the decrease to the valuation allowance.

MDC PARTNERS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of United States Dollars, Unless Otherwise Stated Except per Share Amounts)

23. Subsequent Events
On March 14, 2019 (the “Issue Date”), the Company entered into a securities purchase agreement with Stagwell Holdings, an affiliate of Stagwell, pursuant to which Stagwell Holdings agreed to purchase, (i) 14,285,714 newly authorized Class A shares for $3.50 per share for an aggregate purchase price of $50 million and (ii) 50,000 newly authorized Series 6 convertible preference shares (“Series 6 Preference Shares”) for an aggregate purchase price of $50 million.
The holders of the Series 6 Preference Shares have the right to convert their Series 6 Preference Shares in whole at any time and from time to time, and in part at any time and from time to time after 1.00 year following the original issuance date of the Preference Shares, into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Series 6 Preference Share is $1,000. The initial Conversion Price is $5.00 per Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities.
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Issue Date.
Holders of the Series 6 Preference Shares are entitled to dividends in an amount equal to any dividends that would otherwise have been payable on the Class A Shares issued upon conversion of the Series 6 Preference Shares. The Series 6 Preference Shares are convertible at the Company’s option (i) on and after the two-year anniversary of the Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least 125% of the Conversion Price or (ii) after the fifth anniversary of the Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least equal to the Conversion Price.
Following certain change in control transactions of the Company in which holders of Series 6 Preference Shares are not entitled to receive cash or qualifying listed securities with a value at least equal to the liquidation preference plus accrued and unpaid dividends, (i) holders will be entitled to cash dividends on the liquidation preference at an increasing rate (beginning at 7%), and (ii) the Company will have a right to redeem the Series 6 Preference Shares for cash at the greater of their liquidation preference plus accrued and unpaid dividends or their as-converted value.

Subject to certain limitations, the Series 6 Preference Shares are not convertible into Class A Shares to the extent upon conversion the holder will beneficially hold more than 19.9% of the Company’s outstanding common shares or voting power. In the event that such restrictions would prevent the conversion of any Series 6 Preference Shares, such Series 6 Preference Shares will be converted into a separate newly authorized series of convertible preference shares of the Company, the Series 7 convertible preference shares (the “Alternative Preference Shares”), at the same conversion rate at which the Series 6 Preference Shares would convert into Class A Shares. The Alternative Preference Shares, in turn, are convertible into Class A Shares on a One-to-one basis, subject to certain conversion rate adjustments.

Series 6 Preference Shares or Alternative Preference Shares will not entitle their holders to vote in the election of directors and, other than as required by applicable law, holders of the Series 6 Preference Shares will not have voting rights.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not Applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officers (CEOs) and our Chief Financial Officer (CFO), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.
We conducted an evaluation, under the supervision and with the participation of our management, including our CEOs, our CFO and our management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEOs and CFO concluded that the Company’s disclosure controls and procedures were effective at such time at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that:

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
Management (with the participation of our CEOs and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our CEOs and CFO concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our management, including our CEOs and CFO, believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been independently audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MDC Partners Inc.
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited MDC Partners Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules presented in Item 15 and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
March 18, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections captioned “Nomination of Directors,” “Information Concerning Nominees for Election as Directors,” “Information Concerning Executive Officers,” “Audit Committee,” “Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2019 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2018, which sections are incorporated herein by reference.
Executive Officers of MDC Partners
The executive officers of MDC Partners as of March 1, 2019 are:

Name	Age	Office
David B. Doft	47	Chief Financial Officer and member of CEO Executive Committee
Mitchell S. Gendel	53	Executive Vice President, General Counsel and member of CEO Executive Committee
Stephanie Nerlich	49	Executive Vice President, Partner Development & Talent, and member of CEO Executive Committee
David C. Ross	38	Executive Vice President, Strategy and Corporate Development, and member of CEO Executive Committee
Ryan Linder	42	Executive Vice President, Global Chief Marketing Officer
Vincenzo DiMaggio	44	Senior Vice President, Chief Accounting Officer
____________
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
Mr. Linder joined MDC Partners in 2013 as SVP, Strategic Growth and currently serves as Executive Vice President, Global Chief Marketing Officer. Prior to joining MDC Partners, he was EVP, CMO for Omnicom shop, Zimmerman Advertising and led marketing and business development efforts for Olson in Minneapolis and IPG’s Jack Morton Worldwide.
Mr. DiMaggio joined MDC Partners in June 2018 as Chief Accounting Officer. Prior to joining MDC Partners, he served as the Senior Vice President, Global Controller & Chief Accounting Officer at Endeavor, from October 2017 to June 2018. Prior thereto, he worked at Viacom Inc. from October 2012 to October 2017 as Senior Vice President, Deputy Controller and at the New York Times Company from October 1999 to October 2012 ultimately serving as its Vice President, Assistant Corporate Controller.
Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2019 Annual General Meeting of Stockholders.

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
Item 11. Executive Compensation
Reference is made to the sections captioned “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2019 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to Item 5 of this Form 10-K and to the sections captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s next Proxy Statement for the 2019 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K and to “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2019 Annual General Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Reference is made to the section captioned “Appointment of Auditors” in the Company’s Proxy Statement for the 2019 Annual General Meeting of Stockholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules
The Financial Statements and Schedules listed in the accompanying Index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2018	$2,453	$1,538	$(1,795)	$(317)	$1,879
December 31, 2017	$1,523	$1,989	$(924)	$(135)	$2,453
December 31, 2016	$1,306	$1,053	$(830)	$(6)	$1,523
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2018	$19,032	$49,447	$—	$—	$68,479
December 31, 2017	$248,867	$(230,358)	$4,108	$(3,585)	$19,032
December 31, 2016	$247,967	$6,605	$(6,032)	$327	$248,867

(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:
MDC PARTNERS INC.

Date:	March 18, 2019	/s/ David Doft
Name: David Doft Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Doft	Chief Financial Officer and member of CEO Executive Committee	March 18, 2019
David Doft
/s/ Vincenzo DiMaggio	Chief Accounting Officer	March 18, 2019
Vincenzo DiMaggio
/s/ Clare Copeland	Director	March 18, 2019
Clare Copeland
/s/ Daniel Goldberg	Director	March 18, 2019
Daniel Goldberg
/s/ Bradley Gross	Director	March 18, 2019
Bradley Gross
/s/ Scott L. Kauffman	Chairman	March 18, 2019
Scott L. Kauffman
/s/ Lawrence S. Kramer	Director	March 18, 2019
Lawrence S. Kramer
/s/ Anne Marie O’Donovan	Director	March 18, 2019
Anne Marie O’Donovan
/s/ Desirée Rogers	Director	March 18, 2019
Desirée Rogers
/s/ Irwin D. Simon	Director	March 18, 2019
Irwin D. Simon

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004);
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004);
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010);
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011);
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014);
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014);
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014);
3.1.7	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2016);
3.1.8	Articles of Amendment, dated March 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 15, 2019);
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007);
3.2.1	By-law No. 2 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 18, 2019);
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

10.1.1
Consent and First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Bank, N.A., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 15, 2019);

10.2
Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2016);

10.3
Securities Purchase Agreement, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019);

10.4 †	Employment Agreement, effective March 18, 2019, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 15, 2019);
10.5 †	Employment Agreement between the Company and Scott Kauffman, dated as of August 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on February 26, 2016);
10.5.1 †	Succession Agreement between the Company and Scott Kauffman, dated as of September 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2018);
10.6 †
Amended and Restated Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 7, 2007);

10.6.1 †
Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2011);

10.7 †
Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);

10.7.1 †
Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2011);

10.8 †
Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s 10-K filed on March 1, 2017);

10.9 †
Amended and Restated Employment Agreement between the Company and Stephanie Nerlich, dated as of November 1, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s 10-K filed on March 1, 2018);

10.10 †	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018*;
10.11 †
Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);

10.12 †
Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);

10.13 †
2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);

10.14 †
2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011);

10.15 †	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2011);
10.16 †
MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan, as adopted March 6, 2014, including forms of 2014 Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 10, 2014);

10.17 †	2016 Stock Incentive Plan, as amended June 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2018);
10.17.1 †
Form of Financial-Performance Based Restricted Stock Grant Agreement (2017) under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s 10-K filed on March 1, 2017);

10.18 †	Amended Form of Senior Executive Retention Award (December 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 27, 2018);
14	Code of Conduct of MDC Partners Inc. (as amended, February 2016) (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on February 26, 2016);
14.1	MDC Partners’ Corporate Governance Guidelines (as amended, February 2016) (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on February 26, 2016);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1
Certification by Chief Financial Officer Co-Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification by Co-Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.3	Certification by Co-Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.4	Certification by Co-Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Financial Officer and Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification by Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.3	Certification by Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
32.4	Certification by Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;
___________
*    Filed electronically herewith.
†    Indicates management contract or compensatory plan