Form 10-K/A
period 2018-12-31
MDC PARTNERS INC
filed 2019-03-19
CIK 876883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to MDC Partners Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on March 18, 2019 (the “Original Form 10-K”), is being filed with the limited purpose of amending the Consent of Independent Registered Public Accounting Firm in Exhibit 23 of the Original Form 10-K to include the correct Registration Statements and report date. Due to an administrative oversight, an incorrect version of the Consent was inadvertently included in the Original Report.

Except for the correction of the Consent referenced above, there have been no changes to any of the financial or other information contained in the Original Form 10-K. Accordingly, this Amendment is as of the filing date of the Original Form 10-K and should be read in conjunction with the Original Form 10-K. This Amendment does not reflect any subsequent information or events and no other information included in the Original Form 10-K has been modified or updated in any way, except as described above.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1	Certification by Chief Financial Officer and Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.3	Certification by Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.4	Certification by Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:

MDC PARTNERS INC.

Date:	March 18, 2019	/s/ David Doft
Name: David Doft Title: Chief Financial Officer