Form 10-Q
period 2019-03-31
MDC PARTNERS INC
filed 2019-05-09
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares, no par value	MDCA	NASDAQ
The number of common shares outstanding as of April 30, 2019 was 71,896,266 Class A subordinate voting shares and 3,755 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Services	$328,791	$326,968
Operating expenses:
Cost of services sold	237,153	243,030
Office and general expenses	67,118	83,879
Depreciation and amortization	8,838	12,375
Other asset impairment	—	2,317
	313,109	341,601
Operating income (loss)	15,682	(14,633)
Other Income (Expenses):
Interest expense and finance charges, net	(16,760)	(16,083)
Foreign exchange gain (loss)	5,442	(6,660)
Other, net	(3,383)	441
	(14,701)	(22,302)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	981	(36,935)
Income tax expense (benefit)	748	(8,330)
Income (loss) before equity in earnings of non-consolidated affiliates	233	(28,605)
Equity in earnings of non-consolidated affiliates	83	86
Net income (loss)	316	(28,519)
Net income attributable to the noncontrolling interests	(429)	(897)
Net loss attributable to MDC Partners Inc.	(113)	(29,416)
Accretion on convertible preference shares	(2,383)	(2,027)
Net loss attributable to MDC Partners Inc. common shareholders	$(2,496)	$(31,443)
Loss Per Common Share:
Basic
Net loss attributable to MDC Partners Inc. common shareholders	$(0.04)	$(0.56)
Diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.04)	$(0.56)
Weighted Average Number of Common Shares Outstanding:
Basic	60,258,102	56,415,042
Diluted	60,258,102	56,415,042
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$4,545	$3,347
Office and general expenses	(1,573)	1,690
Total	$2,972	$5,037
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended March 31,
	2019	2018
Comprehensive Income (Loss)
Net income (loss)	$316	$(28,519)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(4,659)	2,278
Other comprehensive income (loss)	(4,659)	2,278
Comprehensive loss for the period	(4,343)	(26,241)
Comprehensive loss (income) attributable to the noncontrolling interests	(780)	204
Comprehensive loss attributable to MDC Partners Inc.	$(5,123)	$(26,037)
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,372	$30,873
Accounts receivable, less allowance for doubtful accounts of $2,066 and $1,879	438,648	395,200
Expenditures billable to clients	46,663	42,369
Assets held for sale	11,861	78,913
Other current assets	44,689	42,499
Total Current Assets	568,233	589,854
Fixed assets, at cost, less accumulated depreciation of $133,879 and $128,546	85,456	88,189
Right of use assets - operating leases	246,643	—
Investment in non-consolidated affiliates	6,586	6,556
Goodwill	742,775	740,955
Other intangible assets, net, less accumulated amortization of $164,347 and $161,868	64,858	67,765
Deferred tax assets	92,439	92,741
Other assets	26,129	25,513
Total Assets	$1,833,119	$1,611,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$214,694	$221,995
Accruals and other liabilities	251,300	313,141
Liabilities held for sale	11,218	35,967
Advance billings	171,151	138,505
Current portion of lease liabilities - operating leases	44,129	—
Current portion of deferred acquisition consideration	36,521	32,928
Total Current Liabilities	729,013	742,536
Long-term debt	919,050	954,107
Long-term portion of deferred acquisition consideration	39,862	50,767
Long-term lease liabilities - operating leases	248,609	—
Other Liabilities	17,523	54,255
Deferred tax liabilities	5,329	5,329
Total Liabilities	1,959,386	1,806,994
Redeemable Noncontrolling Interests	48,006	51,546
Commitments, Contingencies and Guarantees (Note 13)
Shareholders' Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at March 31, 2019 and 95,000 at December 31, 2018	152,117	90,123
Common stock and other paid-in capital	98,693	58,579
Accumulated deficit	(465,016)	(464,903)
Accumulated other comprehensive (loss) income	(290)	4,720
MDC Partners Inc. Shareholders' Deficit	(214,496)	(311,481)
Noncontrolling Interests	40,223	64,514
Total Shareholders' Deficit	(174,273)	(246,967)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,833,119	$1,611,573
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities:
Net income (loss)	$316	$(28,519)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	2,972	5,037
Depreciation	6,359	8,402
Amortization of intangibles	2,479	3,973
Amortization of deferred finance charges and debt discount	826	807
Other asset impairment	—	2,317
Adjustment to deferred acquisition consideration	(7,643)	2,586
Deferred income taxes	748	(10,786)
Loss on sale of assets	3,592	19
Earnings of non-consolidated affiliates	(83)	(86)
Other and non-current assets and liabilities	(1,755)	(1,004)
Foreign exchange	(5,188)	6,864
Changes in working capital:
Accounts receivable	(29,957)	12,358
Expenditures billable to clients	(4,294)	(26,739)
Prepaid expenses and other current assets	(3,373)	(9,734)
Accounts payable, accruals and other current liabilities	(75,105)	(76,826)
Acquisition related payments	(3,657)	(6,665)
Advance billings	32,563	56,963
Net cash used in operating activities	(81,200)	(61,033)
Cash flows provided by (used in) investing activities:
Capital expenditures	(3,606)	(3,799)
Proceeds from sale of assets	23,050	—
Acquisitions, net of cash acquired	(1,050)	—
Other investments	(293)	(69)
Net cash provided by (used in) investing activities	18,101	(3,868)
Cash flows provided by financing activities:
Repayments of revolving credit facility	(466,437)	(250,800)
Proceeds from revolving credit facility	431,097	309,816
Proceeds from issuance of common and convertible preference shares, net of issuance costs	97,629	—
Acquisition related payments	—	(7,422)
Distributions to noncontrolling interests	(1,501)	(3,295)
Payment of dividends	—	(146)
Purchase of shares	—	(456)
Other	(35)	(79)
Net cash provided by financing activities	60,753	47,618
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	(576)	306

	Three Months Ended March 31,
	2019	2018
Net decrease in cash, cash equivalents, and cash held in trusts including cash classified within assets held for sale	(2,922)	(16,977)
Change in cash and cash equivalents held in trusts classified within held for sale	(3,307)	(165)
Change in cash and cash equivalents classified within assets held for sale	1,728	—
Net decrease in cash and cash equivalents	(4,501)	(17,142)
Cash, cash equivalents, and cash held in trusts at beginning of period	30,873	50,811
Cash, cash equivalents, and cash held in trusts at end of period	$26,372	$33,669
Supplemental disclosures:
Cash income taxes paid	$1,677	$1,333
Cash interest paid	$1,629	$649
See notes to the unaudited condensed consolidated financial statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars)

	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(113)	—	(113)	—	(113)
Other comprehensive income (loss)	—	—	—	—	—	(5,010)	(5,010)	351	(4,659)
Issuance of common and convertible preference shares	50,000	61,994	14,285,714	35,635	—	—	97,629	—	97,629
Issuance of restricted stock	—	—	117,000	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(34,016)	(56)	—	—	(56)	—	(56)
Stock-based compensation	—	—	—	(1,291)	—	—	(1,291)	—	(1,291)
Changes in redemption value of redeemable noncontrolling interests	—	—	—	5,919	—	—	5,919		5,919
Changes in ownership interest	—	—	—	(93)	—	—	(93)	(24,642)	(24,735)
Balance at March 31, 2019	145,000	$152,117	71,890,021	$98,693	$(465,016)	$(290)	$(214,496)	$40,223	$(174,273)

	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit

	Shares	Amount	Shares
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(29,416)	—	(29,416)	—	(29,416)
Other comprehensive income (loss)	—	—	—	—	—	3,379	3,379	(1,101)	2,278
Expenses for convertible preference shares	—	(97)	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	109,444	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(48,508)	(455)	—	—	(455)	—	(455)
Stock-based compensation	—	—	—	2,217	—	—	2,217	—	2,217
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(375)	—	—	(375)	—	(375)
Business acquisitions and step-up transactions, net of tax	—	—	—	(1,166)	—	—	(1,166)	—	(1,166)
Changes in ownership interest	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Balance at March 31, 2018	95,000	$90,123	56,436,067	$38,412	(370,586)	$1,425	$(240,626)	$50,964	$(189,662)

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
MDC Partners Inc. has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).
The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Due to changes in the composition of certain business and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 periods presented have been recast to reflect the reclassification of certain businesses between segments. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Recent Developments
Issuance of Shares and Appointment of Chief Executive Officer
On March 14, 2019, the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell Group LLC (“Stagwell”). See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the issuance of the Class A and Series 6 convertible preference shares.
Effective March 18, 2019, the Company’s Board of Directors (the “Board”) appointed Mark Penn as the Chief Executive Officer and as a director of the Board. Mr. Penn is manager of Stagwell. Effective April 18, 2019, Mr. Penn was also appointed as Chairman of the Board.
Amendment to Credit Agreement
On March 12, 2019 , the Company, Maxxcom Inc. (a subsidiary of the Company) (“Maxxcom”) and each of their subsidiaries party thereto entered into an amendment (the “Amendment”) to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”), and the lenders from time to time party thereto. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the amendments to the Credit Agreement.
Sale of Kingsdale
On March 8, 2019, the Company consummated the sale of its equity interest in Kingsdale. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the sale of Kingsdale.

2. Revenue
The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The MDC network provides an extensive range of services to our clients offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations services including strategy, editorial, crisis support or issues management, media training, influencer engagement and events management. We also provide media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
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

The following table presents revenue disaggregated by client industry vertical for the three months ended March 31, 2019 and 2018:

		Three months ended March 31,
Industry	Reportable Segment	2019	2018
Food & Beverage	All	$66,663	$64,285
Retail	All	32,580	35,772
Consumer Products	All	35,001	31,802
Communications	All	39,798	29,657
Automotive	All	18,191	20,494
Technology	All	26,616	34,144
Healthcare	All	23,297	33,170
Financials	All	25,126	21,838
Transportation and Travel/Lodging	All	17,441	14,848
Other	All	44,078	40,958
		$328,791	$326,968

MDC has historically largely focused where the Company was founded in North America, the largest market for its services in the world. In recent years the Company has expanded its global footprint to support clients looking for help to grow their businesses in new markets. Today, MDC’s Partner Firms are located in the United States, Canada, and an additional twelve countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.

The following table presents revenue disaggregated by geography:

		Three Months Ended March 31,
Geographic Location	Reportable Segment	2019	2018
United States	All	$263,017	$256,524
Canada	All, excluding Media Services	22,378	26,379
Other	All, excluding Media Services	43,396	44,065
		$328,791	$326,968

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $87,054 and $64,362 at March 31, 2019 and December 31, 2018, respectively, and are included as a component of accounts receivable on the unaudited condensed consolidated balance sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $46,663 and $42,369 at March 31, 2019 and December 31, 2018, respectively, and are included on the unaudited condensed consolidated balance sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s unaudited condensed consolidated balance sheets. Advance billings at March 31, 2019 and December 31, 2018 were $171,151 and $138,505, respectively. The increase in the advance billings balance of $32,646 for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $60,941 of revenues recognized that were included in the advance billings balances as of December 31, 2018 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the three months ended March 31, 2019 and December 31, 2018 were not materially impacted by write offs, impairment losses or any other factors.

3. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to MDC Partners Inc.	$(113)	$(29,416)
Accretion on convertible preference shares	(2,383)	(2,027)
Net loss attributable to MDC Partners Inc. common shareholders	$(2,496)	$(31,443)
Denominator:
Basic weighted average number of common shares outstanding	60,258,102	56,415,042
Diluted weighted average number of common shares outstanding	60,258,102	56,415,042
Basic	$(0.04)	$(0.56)
Diluted	$(0.04)	$(0.56)
Anti-dilutive stock awards          1,633,464 1,560,856

Restricted stock and restricted stock unit awards of 257,280 and 1,343,781 for the three months ended March 31, 2019 and 2018, respectively, which are contingent upon the Company meeting a cumulative three year earnings target and contingent upon continued employment, are excluded from the computation of diluted income per common share as the contingencies were not satisfied at March 31, 2019 and 2018, respectively. In addition, there were 95,000 shares of Preference Shares outstanding which were convertible into 15,081,035 and 10,337,949 Class A common shares at March 31, 2019 and 2018, respectively and 50,000 Preference Shares outstanding which were convertible into 10,037,778 Class A common shares at March 31, 2019. These Preference Shares were anti-dilutive for the three months ended March 31, 2019 and 2018 and are therefore excluded from the diluted loss per common share calculation.

4. Acquisitions and Dispositions
2019 Disposition
On March 8, 2019, the Company consummated the sale of Kingsdale, an operating segment with operations in Toronto and New York City, that provides shareholder services. As consideration for the sale, the Company was paid cash plus the assumption of certain liabilities totaling approximately $50 million in the aggregate. The sale resulted in a loss of approximately $3 million, which is included in Other, net within the Unaudited Condensed Consolidated Statement of Operations.
2018 Acquisitions
On September 7, 2018, a subsidiary of the Company purchased 100% interests of OneChocolate Communications Limited and OneChocolate Communications LLC, PR (“OneChocolate”) a digital marketing consultancy headquartered in London, UK, for an aggregate purchase price of $3,231, working capital of $966 and additional deferred acquisition payments estimated present value of $2,146. OneChocolate’s results are reflected in the Allison & Partners operating segment which is included in the Specialist Communications reportable segment which had an immaterial impact on our results.
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

5. Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period through operating income, for contingent purchase price payments, net interest expense, and fixed purchase price payments. The Company accounts for retention payments through operating income as stock-based compensation over the required retention period.
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
Beginning Balance of contingent payments	$82,598	$119,086
Payments	(275)	(54,947)
Redemption value adjustments (1)	(6,834)	3,512
Additions - acquisitions and step up transactions	—	14,943
Foreign translation adjustment	59	4
Ending balance of contingent payments	$75,548	$82,598
Fixed payments	835	1,097
	$76,383	$83,695

(1) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment. Redemption value adjustments are recorded within cost of services sold and office and general expenses on the unaudited condensed Consolidated Statements of Operations.
The following table presents the impact to the Company’s statement of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three months ended March 31,
	2019	2018
Income (loss) attributable to fair value adjustments	$(7,643)	$2,586
Stock-based compensation	809	2,361
Redemption value adjustments	$(6,834)	$4,947

6. Leases

Effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases (“ASC 842”). As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 840, Leases. See Note 14 of the Notes to the Consolidated Financial Statements included herein for additional information regarding the Company’s adoption of ASC 842. The policies described herein refer to those in effect as of January 1, 2019.
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2019 through 2032. Finance leases are considered to be immaterial to the Company.
The Company’s leasing policies are established in accordance with ASC 842, and accordingly, the Company recognizes on the balance sheet at the time of lease commencement a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All right-of-use assets are reviewed for impairment. As the Company’s implicit rate in its leases is not readily determinable, in determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. Lease payments included in the measurement of the lease liability are comprised of noncancelable lease payments, payments based upon an index or rate, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
Lease costs are recognized in the Consolidated Statement of Operations over the lease term on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.
Some of the Company’s leases contain variable lease payments, including payments based upon an index or rate. Variable lease payments based upon an index or rate are initially measured using the index or rate in effect at the lease commencement date and are included within the lease liabilities. Lease liabilities are not remeasured as a result of changes in the index or rate, rather changes in these types of payments are recognized in the period in which the obligation for those payments is incurred. In addition, some of our leases contain variable payments for utilities, insurance, real estate tax, repairs and maintenance, and other variable operating expenses. Such amounts are not included in the measurement of the lease liability and are recognized in the period when the facts and circumstances on which the variable lease payments are based upon occur.
The Company’s leases include options to extend or renew the lease through 2040. The renewal and extension options are not included in the lease term as the Company is not reasonably certain that it will exercise its option.
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2019 through 2024. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Europe and Asia.
As of March 31, 2019, the Company has entered into certain operating leases for which the commencement date has not yet occurred as these lease spaces are in the process of being prepared by the landlord for occupancy. Accordingly, these leases represent obligations of the Company that are not on the Consolidated Balance Sheet as of March 31, 2019. The future liability related to these leases is approximately $8 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three months ended March 31, 2019:

Three Months Ended March 31,
2019
Lease Cost:
Operating lease cost	$16,441
Variable lease cost	4,964
Sublease rental income	(1,599)
Total lease cost	$19,806
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$15,652

Right-of-use assets obtained in exchange for operating lease liabilities	$256,818
Weighted average remaining lease term (in years) - Operating leases	7.3
Weighted average discount rate - Operating leases	8.7

Operating lease expense is included in office and general expenses in the unaudited condensed Consolidated Statement of Operations. Short term lease expense is immaterial to the Company. Rental expense for the three months ended March 31, 2018 was $17,560 offset by $713 in sublease rental income.

The following table presents minimum future rental payments under the Company’s leases at March 31, 2019 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2019	$50,672
2020	65,996
2021	56,032
2022	46,124
2023	42,778
Thereafter	140,202
Total	401,804
Less: Present value discount	$(109,066)
Lease liability	$292,738

7. Debt
As of March 31, 2019 and December 31, 2018, the Company’s indebtedness was comprised as follows:

	March 31, 2019	December 31, 2018
Revolving credit agreement	$32,803	$68,143
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(13,753)	(14,036)
	$919,050	$954,107
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
The Indenture includes covenants that are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at March 31, 2019.
Credit Agreement
The Company is party to a $250,000 secured revolving credit facility due May 3, 2021. The amounts outstanding under the revolving credit facility as of March 31, 2019 and December 31, 2018 are presented in the table above and additional details are provided below.
On March 12, 2019 (the “Amendment Effective Date”), the Company, Maxxcom Inc. and each of their subsidiaries party thereto entered into an Amendment to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom, each of their subsidiaries party thereto, Wells Fargo, and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement.
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
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions and collateralized by a portion of MDC’s outstanding receivable balance. The Company is currently in compliance with all of the terms and conditions of its Credit Agreement.
At March 31, 2019 and December 31, 2018, the Company had issued $4,701 of undrawn outstanding letters of credit.

8. Share Capital
The authorized share capital of the Company is as follows:
Series 6 Convertible Preference Shares
On March 14, 2019 (the “Series 6 Issue Date”), the Company entered into a securities purchase agreement with Stagwell Holdings, an affiliate of Stagwell, pursuant to which Stagwell Holdings agreed to purchase, (i) 14,285,714 newly authorized Class A shares (the “Stagwell Class A Shares”) for an aggregate contractual purchase price of $50,000 and (ii) 50,000 newly authorized Series 6 convertible preference shares (“Series 6 Preference Shares”) for an aggregate contractual purchase price of $50 million. The Company received proceeds of approximately $97,629, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. The proceeds allocated to the Stagwell Class A Shares were $35,635 and to Series 6 Preference Shares were $61,994 based on their relative fair value calculated by utilizing a Monte Carlo Simulation model. In connection with the closing of the transaction, the Company increased the size of its Board and appointed one nominee designated by the Purchaser. Except as required by law, the Series 6 Preference Shares do not have voting rights and are not redeemable at the option of the Purchaser.
The holders of the Series 6 Preference Shares have the right to convert their Series 6 Preference Shares in whole at any time and from time to time, and in part at any time and from time to time, into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Series 6 Preference Share is $1,000. The initial Conversion Price is $5.00 per Series 6 Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities.
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the three months ended March 31, 2019, the Series 6 Preference Shares had accretion of $189, bringing the aggregate liquidation preference to $50,189 as of March 31, 2019. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
Holders of the Series 6 Preference Shares are entitled to dividends in an amount equal to any dividends that would otherwise have been payable on the Class A Shares issued upon conversion of the Series 6 Preference Shares. The Series 6 Preference Shares are convertible at the Company’s option (i) on and after the two-year anniversary of the Series 6 Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least 125% of the Conversion Price or (ii) after the fifth anniversary of the Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least equal to the Conversion Price.
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

Series 4 Convertible Preference Shares
On March 7, 2017 (the “Series 4 Issue Date”), the Company issued 95,000 newly created Preference Shares (“Series 4 Preference Shares”) to affiliates of The Goldman Sachs Group, Inc. (collectively, the “Purchaser”) pursuant to a $95,000 private placement. The Company received proceeds of approximately $90,123, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. In connection with the closing of the transaction, the Company increased the size of its Board and appointed one nominee designated by the Purchaser. Except as required by law, the Series 4 Preference Shares do not have voting rights and are not redeemable at the option of the Purchaser.
Subsequent to the ninetieth day following the Series 4 Issue Date, the holders of the Series 4 Preference Shares have the right to convert their Series 4 Preference Shares in whole at any time and from time to time and in part at any time and from time to time into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation per share preference of each Series 4 Preference Share is $1,000. The Conversion Price of a Series 4 Preference Share is subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities. In connection with the anti-dilution protection provision triggered by the issuance of equity securities to Stagwell, the Conversion Price per Series 4 Preference Share was reduced to $7.42 from the initial Conversion Price of $10.00.

The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the three months ended March 31, 2019, the Series 4 Preference Shares accreted at a monthly rate of approximately $7.70 per Series 4 Preference Share, for total accretion of $2,194, bringing the aggregate liquidation preference to $111,901 as of March 31, 2019. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
Holders of the Series 4 Preference Shares are entitled to dividends in an amount equal to any dividends that would otherwise have been payable on the Class A Shares issued upon conversion of the Series 4 Preference Shares. The Series 4 Preference Shares are convertible at the Company’s option (i) on and after the two-year anniversary of the Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least 125% of the Conversion Price or (ii) after the fifth anniversary of the Series 4 Issue Date, if the closing trading price of the Class A Shares over a specified period prior to conversion is at least equal to the Conversion Price.
Following certain change in control transactions of the Company in which holders of Series 4 Preference Shares are not entitled to receive cash or qualifying listed securities with a value at least equal to the liquidation preference plus accrued and unpaid dividends, (i) holders will be entitled to cash dividends on the liquidation preference at an increasing rate (beginning at 7%), and (ii) the Company will have a right to redeem the Series 4 Preference Shares for cash at the greater of their liquidation preference plus accrued and unpaid dividends or their as-converted value.
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 71,886,266 (including the Class A Shares issued to Stagwell) and 57,517,568 Class A Shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.
Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying 20 votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,755 Class B Shares issued and outstanding as of March 31, 2019 and December 31, 2018.

9. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the amounts recorded in the Company’s unaudited condensed Consolidated Balance Sheet.

Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in accruals and other liabilities on the unaudited condensed Consolidated Balance Sheets for the year ended December 31, 2018 and three months ended March 31, 2019 were as follows:

Noncontrolling Interests
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	11,785
Distributions made	(13,419)
Other (1)	(118)
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	429
Distributions made	(1,501)
Other (1)	43
Balance, March 31, 2019	$8,249

(1)	Other consists of cumulative translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to MDC Partners Inc.	$(113)	$(29,416)
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of redeemable noncontrolling interests and noncontrolling interests	—	(1,166)
Net transfers from noncontrolling interests	$—	$(1,166)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(113)	$(30,582)
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Beginning Balance	$51,546	$62,886
Redemptions	—	(11,943)
Granted	—	—
Changes in redemption value	(3,574)	1,067
Currency translation adjustments	34	(464)
Ending Balance	$48,006	$51,546
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
The redeemable noncontrolling interest of $48,006 as of March 31, 2019, consists of $15,618 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $28,921 upon termination of such owner’s employment with the applicable subsidiary or death and $3,467 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the three months ended March 31, 2019 and 2018, there was no related impact on the Company’s loss per share calculation.

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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$750,375	$900,000	$834,750
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration are recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent upon future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and, in some cases, the currency exchange rate as of the date of payment (Level 3). See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding contingent deferred acquisition consideration.
At March 31, 2019 and December 31, 2018, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill and intangible assets (a Level 3 fair value assessment). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets in the three months ended March 31, 2019 or March 31, 2018.

11. Supplemental Information
Accounts Payable, Accruals and Other Liabilities
At March 31, 2019 and December 31, 2018, accruals and other liabilities included accrued media of $137,975 and $180,586, respectively; and also included amounts due to noncontrolling interest holders for their share of profits. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding noncontrolling interest holders share of profits.

Goodwill and Indefinite Lived Intangibles
Goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. For the three months ended March 31, 2019 and the year ended December 31, 2018, goodwill was $742,775 and $740,955, respectively.

Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the quarter.
Income tax expense for the three months ended March 31, 2019 was $748 (on income of $981 resulting in an effective tax rate of 76.3%) compared to a benefit of $8,330 (on a loss of $36,935 resulting in an effective tax rate of 22.6%) for the three months ended March 31, 2018.  The effective tax rate of 76.3% was primarily related to the impact of certain discrete items recognized for the three months ended March 31, 2019.

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
Due to changes in the composition of certain business and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 periods presented have been recast to reflect the reclassification of certain businesses between segments. The changes were as follows:

•	Doner, previously within the Global Integrated Agencies reportable segment is now included within the Domestic Creative Agencies reportable segment.

•
HL Group Partners, previously within the Specialist Communications reportable segment, and Redscout, previously within the All Other category, are now included in the Yes & Company operating segment. The Yes & Company operating segment previously within the Media Services reportable segment is now included within the Domestic Creative Agencies reportable segment.

•	Attention, previously within the Forsman & Bodenfors operating segment has operationally merged into MDC Media Partners, which is included within the Media Services reportable segment.
The four reportable segments that result from applying the aggregation criteria are as follows: “Global Integrated Agencies”; “Domestic Creative Agencies”; “Specialist Communications”; and “Media Services.” In addition, the Company combines and discloses those operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s Form 10-K for the year ended December 31, 2018.

•
The Global Integrated Agencies reportable segment is comprised of the Company’s four global, integrated operating segments (72andSunny, Anomaly, Crispin Porter + Bogusky, and Forsman & Bodenfors) serving multinational clients around the world. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of global clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Global Integrated Agencies reportable segment.

The operating segments within the Global Integrated Agencies reportable segment provides a range of different services for its clients, including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast).

•
The Domestic Creative Agencies reportable segment is comprised of seven operating segments that are primarily national advertising agencies (Colle + McVoy, Doner, Laird + Partners, Mono Advertising, Union, Yamamoto, and Yes & Company) leveraging creative capabilities at their core. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long- term profitability is similar among the operating segments aggregated in the Domestic Creative Agencies reportable segment.
The operating segments within the Domestic Creative Agencies reportable segment provide similar services as the Global Integrated Agencies.

•
The Specialist Communications reportable segment is comprised of four operating segments that are each communications agencies (Allison & Partners, Hunter, KWT Global, and Veritas) with core service offerings in public relations and related communications services. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Specialist Communications reportable segment.

The operating segments within the Specialist Communications reportable segment provide public relations and communications services including strategy, editorial, crisis support or issues management, media training, influencer engagement, and events management.

•
The Media Services reportable segment is comprised of a single operating segment known as MDC Media Partners. MDC Media Partners, which operates primarily in North America, performs media buying and planning as their core competency across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast).

•
All Other consists of the Company’s remaining operating segments that provide a range of diverse marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes 6Degrees Communications, Concentric Partners, Gale Partners, Kenna, Kingsdale (through the date of sale on March 8, 2019), Instrument, Relevent, Team, Vitro, and Y Media Labs. The nature of the specialist services provided by these operating segments vary among each other and from those operating segments aggregated into the reportable segments. This results in these operating segments having current and long-term performance expectations inconsistent with those operating segments aggregated in the reportable segments. The operating segments within All Other provide a range of diverse marketing communication services, including application and website design and development, data and analytics, experiential marketing, customer research management, creative services, and branding.

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

	Three Months Ended March 31,
	2019	2018
Revenue:
Global Integrated Agencies	$129,719	$129,524
Domestic Creative Agencies	67,007	66,654
Specialist Communications	38,953	38,824
Media Services	20,179	24,684
All Other	72,933	67,282
Total	$328,791	$326,968

Segment operating income (loss):
Global Integrated Agencies	$3,770	$(13,593)
Domestic Creative Agencies	5,477	2,878
Specialist Communications	7,077	3,728
Media Services	(1,834)	(19)
All Other	6,014	6,445
Corporate	(4,822)	(14,072)
Total	$15,682	$(14,633)

Other Income (Expenses):
Interest expense and finance charges, net	(16,760)	(16,083)
Foreign exchange gain (loss)	5,442	(6,660)
Other, net	(3,383)	441
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	981	(36,935)
Income tax expense (benefit)	748	(8,330)
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	233	(28,605)
Equity in earnings of non-consolidated affiliates	83	86
Net income (loss)	316	(28,519)
Net income attributable to the noncontrolling interest	(429)	(897)
Net loss attributable to MDC Partners Inc.	$(113)	$(29,416)

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization:
Global Integrated Agencies	$4,065	$7,410
Domestic Creative Agencies	1,239	1,293
Specialist Communications	567	966
Media Services	691	637
All Other	2,059	1,845
Corporate	217	224
Total	$8,838	$12,375

Stock-based compensation:
Global Integrated Agencies	$3,767	$2,460
Domestic Creative Agencies	464	410
Specialist Communications	26	187
Media Services	—	74
All Other	288	658
Corporate	(1,573)	1,248
Total	$2,972	$5,037

Capital expenditures:
Global Integrated Agencies	$1,418	$2,243
Domestic Creative Agencies	694	903
Specialist Communications	251	236
Media Services	41	184
All Other	1,201	225
Corporate	1	8
Total	$3,606	$3,799

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for three months ended March 31, 2019 and 2018.

13. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Deferred Acquisition Consideration and Options to Purchase. See Notes 5 and 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2019 and 2018, these operations did not incur any material costs related to damages resulting from hurricanes.

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
Commitments.  At March 31, 2019, the Company had $4,701 of undrawn letters of credit.

14. New Accounting Pronouncements
Adopted In The Current Reporting Period
Effective January 1, 2019, the Company adopted ASC 842. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 840, Leases. With the adoption of ASC 842, the Company has elected to apply the package of practical expedients: (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. Additionally, the Company elected the practical expedient to not separate non-lease components from lease components for all operating leases.
The adoption of ASC 842 had a material impact on the Company’s unaudited condensed Consolidated Balance Sheet, resulting in the recognition, on January 1, 2019, of a lease liability of $299,243 which represents the present value of the remaining lease payments, and a right-of-use asset of $254,245 which represents the lease liability, offset by adjustments as appropriate under ASC 842. The adoption of ASC 842 did not have a material impact on the Company’s other unaudited condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a “fiscal year” means the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2019 means the period beginning January 1, 2019, and ending December 31, 2019).
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2019 and 2018 and the financial condition of the Company as of March 31, 2019. This analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2018 as reported on the Form 10-K (the “Annual Report on Form 10-K”). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
Recent Developments
Issuance of Shares and Appointment of Chief Executive Officer

On March 14, 2019, the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell Group LLC (“Stagwell”). See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the issuance of the Class A and Series 6 convertible preference shares.
Effective March 18, 2019, the Company’s Board of Directors (the “Board”) appointed Mark Penn as the Chief Executive Officer and as a director of the Board. Mr. Penn is manager of Stagwell. Effective April 18, 2019, Mr. Penn was also appointed as Chairman of the Board.
Amendment to Credit Agreement
On March 12, 2019 , the Company, Maxxcom Inc. (a subsidiary of the Company) (“Maxxcom”) and each of their subsidiaries party thereto entered into an amendment (the “Amendment”) to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”), and the lenders from time to time party thereto. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the amendments to the Credit Agreement.
Sale of Kingsdale
On March 8, 2019, the Company consummated the sale of its equity interest in Kingsdale. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the sale of Kingsdale.
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
As discussed in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for the Company aggregates operating segments that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. Due to changes in the composition of certain business and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 periods presented have been recast to reflect the reclassification of certain businesses between segments. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a description of each of our reportable segments and All Other category and further information regarding the reclassification of certain businesses between segments.
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
Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding certain factors affecting our business.

Results of Operations:

	Three Months Ended March 31,
	2019	2018
Revenue:	(Dollars in Thousands)
Global Integrated Agencies	$129,719	$129,524
Domestic Creative Agencies	67,007	66,654
Specialist Communications	38,953	38,824
Media Services	20,179	24,684
All Other	72,933	67,282
Total	$328,791	$326,968

Segment operating income (loss):
Global Integrated Agencies	$3,770	$(13,593)
Domestic Creative Agencies	5,477	2,878
Specialist Communications	7,077	3,728
Media Services	(1,834)	(19)
All Other	6,014	6,445
Corporate	(4,822)	(14,072)
Total	$15,682	$(14,633)

Other Income (Expenses):
Interest expense and finance charges, net	(16,760)	(16,083)
Foreign exchange gain (loss)	5,442	(6,660)
Other, net	(3,383)	441
Income (loss) before income taxes and equity in earnings (losses) of non-consolidated affiliates	981	(36,935)
Income tax expense (benefit)	748	(8,330)
Income (loss) before equity in earnings (losses) of non-consolidated affiliates	233	(28,605)
Equity in earnings of non-consolidated affiliates	83	86
Net income (loss)	316	(28,519)
Net income attributable to the noncontrolling interest	(429)	(897)
Net loss attributable to MDC Partners Inc.	$(113)	$(29,416)

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization:	(Dollars in Thousands)
Global Integrated Agencies	$4,065	$7,410
Domestic Creative Agencies	1,239	1,293
Specialist Communications	567	966
Media Services	691	637
All Other	2,059	1,845
Corporate	217	224
Total	$8,838	$12,375

Stock-based compensation:
Global Integrated Agencies	$3,767	$2,460
Domestic Creative Agencies	464	410
Specialist Communications	26	187
Media Services	—	74
All Other	288	658
Corporate	(1,573)	1,248
Total	$2,972	$5,037

Capital expenditures:
Global Integrated Agencies	$1,418	$2,243
Domestic Creative Agencies	694	903
Specialist Communications	251	236
Media Services	41	184
All Other	1,201	225
Corporate	1	8
Total	$3,606	$3,799

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Consolidated Results of Operations

Revenues
Revenue was $328.8 million for the three months ended March 31, 2019 compared to revenue of $327.0 million for the three months ended March 31, 2018. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Operating Income
Operating income for the three months ended March 31, 2019 was $15.7 million, compared to loss of $14.6 million for the three months ended March 31, 2018, representing a change of $30.3 million. The change was primarily driven by an increase in operating income in the Advertising and Communications Group of $21.1 million. Additionally, Corporate operating expenses decreased by $9.3 million, primarily related to lower compensation expense, stock-based compensation and professional fees as well as an impairment charge of $2.3 million recognized in 2018.
Other, Net
Other, net, for the three months ended March 31, 2019 was loss of $3.4 million compared to income of $0.4 million for the three months ended March 31, 2018, primarily driven by a loss on the sale of Kingsdale.
Foreign Exchange Gain (Loss)
Foreign exchange gain for the three months ended March 31, 2019 was $5.4 million compared to loss of $6.7 million for the three months ended March 31, 2018. The decline in the foreign exchange loss is primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2019 was $16.8 million compared to $16.1 million for the three months ended March 31, 2018, representing an increase of $0.8 million.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2019 was $0.7 million (on income of $1.0 million resulting in an effective tax rate of 76.3%) compared to a benefit of $8.3 million (on a loss of $36.9 million resulting in an effective tax rate of 22.6%) for the three months ended March 31, 2018.  The effective tax rate of 76.3% was primarily related to the impact of certain discrete items recognized for the three months ended March 31, 2019.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income or losses attributable to equity method investments. Income recorded for the three months ended March 31, 2019 and 2018 remained flat at $0.1 million.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended March 31, 2019 was $0.4 million compared to $0.9 million for the three months ended March 31, 2018.

Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the three months ended March 31, 2019 was $2.5 million, or $0.04 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $31.4 million, or $0.56 diluted loss per share, for the three months ended March 31, 2018.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
Revenue was $328.8 million for the three months ended March 31, 2019 compared to revenue of $327.0 million for the three months ended March 31, 2018, representing an increase of $1.8 million.

The change in revenue included a negative foreign exchange impact of $5.1 million, or 1.6% and a decrease in revenue from existing Partner Firms of $6.9 million, or 2.1%, partially offset by revenue from acquired Partner Firms of $15.7 million, or 4.8%. The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins. Additionally, the change in revenue was driven by a decline in categories including automotive and retailers, offset by growth in technology.
Revenue growth was mixed through the geographic regions with growth in the United States of 2.5%, offset by a decline in Canada of 15.2%, 1.5% in the other regions outside of North America partially attributable to the strengthening of the U.S. dollar.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended March 31, 2019, organic revenue decreased by $2.9 million, or 0.9%, of which $6.9 million, or 2.1% pertained to Partner Firms the Company has owned throughout each of the comparable periods presented. The remaining revenue growth of $4.0 million, or 1.2%, was generated from acquired Partner Firms.
The components of the fluctuations in revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
March 31, 2018	$326,968		$256,524		$26,379		$44,065
Components of revenue change:
Foreign exchange impact	(5,139)	(1.6)%	—	—%	(1,252)	(4.7)%	(3,887)	(8.8)%
Non-GAAP acquisitions (dispositions), net	9,852	3.0%	$10,738	4.2%	(1,737)	(6.6)%	851	1.9%
Organic revenue growth (decline)	(2,890)	(0.9)%	(4,245)	(1.7)%	(1,012)	(3.8)%	2,367	5.4%
Total Change	$1,823	0.6%	$6,493	2.5%	$(4,001)	(15.2)%	$(669)	(1.5)%
March 31, 2019	$328,791		$263,017		$22,378		$43,396
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended March 31, 2019:

	Specialist Communications		All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2018 acquisitions	$1,243		$14,442		$15,685
Contribution to non-GAAP organic revenue (growth) decline	(203)	—	(3,805)	—	(4,008)
Prior year revenue from dispositions	—		(1,825)		(1,825)
Non-GAAP acquisitions (dispositions), net	$1,040		$8,812		$9,852

The geographic mix in revenues for the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018
United States	80.0%	78.5%
Canada	6.8%	8.0%
Other	13.2%	13.5%
The United States and Canada had organic revenue decline of 1.7% and 3.8%, respectively. Organic revenue growth outside of North America was 5.4%. Organic revenue performance in the United States and Canada was attributable to client losses and a reduction in spending by some clients, partially offset by a contribution from new client wins.
The negative foreign exchange impact of $5.1 million, or 1.6%, was attributed to the strengthening of the U.S. dollar against the Canadian dollar and Swedish Króna.

The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$328,791		$326,968		$1,823	0.6%
Operating expenses
Cost of services sold	237,421	72.2%	243,030	74.3%	(5,609)	(2.3)%
Office and general expenses	62,246	18.9%	72,348	22.1%	(10,102)	(14.0)%
Depreciation and amortization	8,620	2.6%	12,151	3.7%	(3,531)	(29.1)%
	$308,287	93.8%	$327,529	100.2%	$(19,242)	(5.9)%
Operating profit (loss)	$20,504	6.2%	$(561)	(0.2)%	$21,065	NM (1)
(1) NM - Not meaningful
The change in operating profit was attributable to lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$56,450	17.2%	$48,514	14.8%	$7,936	16.4%
Staff costs (2)	201,558	61.3%	213,074	65.2%	(11,516)	(5.4)%
Administrative cost	44,757	13.6%	47,415	14.5%	(2,658)	(5.6)%
Deferred acquisition consideration	(7,643)	(2.3)%	2,586	0.8%	(10,229)	(395.6)%
Stock-based compensation	4,545	1.4%	3,789	1.2%	756	20.0%
Depreciation and amortization	8,620	2.6%	12,151	3.7%	(3,531)	(29.1)%
Total operating expenses	$308,287	93.8%	$327,529	100.2%	$(19,242)	(5.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was primarily attributed to staffing reductions at Partner Firms, and lower costs to support the operations of Partner Firms.
Deferred acquisition consideration change for the three months ended March 31, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$129,719		$129,524		$195	0.2%
Operating expenses
Cost of services sold	97,276	75.0%	103,037	79.6%	(5,761)	(5.6)%
Office and general expenses	24,608	19.0%	32,670	25.2%	(8,062)	(24.7)%
Depreciation and amortization	4,065	3.1%	7,410	5.7%	(3,345)	(45.1)%
	$125,949	97.1%	$143,117	110.5%	$(17,168)	(12.0)%
Operating profit (loss)	$3,770	2.9%	$(13,593)	(10.5)%	$17,363	(127.7)%
The change in revenue includes an increase in revenue from existing Partner Firms of $3.8 million, or 2.9%, due to net client wins, offset by cutbacks and spending delays from several existing clients and a negative impact from foreign exchange of $3.6 million, or 2.8%.
The change in operating profit was primarily attributed to lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$14,496	11.2%	$6,501	5.0%	$7,995	123.0%
Staff costs (2)	89,242	68.8%	102,401	79.1%	(13,159)	(12.9)%
Administrative	19,343	14.9%	22,911	17.7%	(3,568)	(15.6)%
Deferred acquisition consideration	(4,964)	(3.8)%	1,434	1.1%	(6,398)	(446.2)%
Stock-based compensation	3,767	2.9%	2,460	1.9%	1,307	53.1%
Depreciation and amortization	4,065	3.1%	7,410	5.7%	(3,345)	(45.1)%
Total operating expenses	$125,949	97.1%	$143,117	110.5%	$(17,168)	(12.0)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.
Deferred acquisition consideration change for the three months ended March 31, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$67,007		$66,654		$353	0.5%
Operating expenses
Cost of services sold	47,724	71.2%	48,595	72.9%	(871)	(1.8)%
Office and general expenses	12,567	18.8%	13,888	20.8%	(1,321)	(9.5)%
Depreciation and amortization	1,239	1.8%	1,293	1.9%	(54)	(4.2)%
	$61,530	91.8%	$63,776	95.7%	$(2,246)	(3.5)%
Operating profit	$5,477	8.2%	$2,878	4.3%	$2,599	90.3%
The increase in operating profit was primarily attributed lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$14,687	21.9%	$10,873	16.3%	$3,814	35.1%
Staff costs (2)	37,869	56.5%	42,400	63.6%	(4,531)	(10.7)%
Administrative	7,874	11.8%	8,571	12.9%	(697)	(8.1)%
Deferred acquisition consideration	(603)	(0.9)%	229	0.3%	(832)	(363.3)%
Stock-based compensation	464	0.7%	410	0.6%	54	13.2%
Depreciation and amortization	1,239	1.8%	1,293	1.9%	(54)	(4.2)%
Total operating expenses	$61,530	91.8%	$63,776	95.7%	$(2,246)	(3.5)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.

Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$38,953		$38,824		$129	0.3%
Operating expenses
Cost of services sold	25,873	66.4%	26,743	68.9%	(870)	(3.3)%
Office and general expenses	5,436	14.0%	7,387	19.0%	(1,951)	(26.4)%
Depreciation and amortization	567	1.5%	966	2.5%	(399)	(41.3)%
	$31,876	81.8%	$35,096	90.4%	$(3,220)	(9.2)%
Operating profit	$7,077	18.2%	$3,728	9.6%	$3,349	89.8%
The increase in operating profit was primarily attributed to lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$7,824	20.1%	$9,479	24.4%	$(1,655)	(17.5)%
Staff costs (2)	20,171	51.8%	18,964	48.8%	1,207	6.4%
Administrative	5,082	13.0%	4,992	12.9%	90	1.8%
Deferred acquisition consideration	(1,794)	(4.6)%	508	1.3%	(2,302)	(453.1)%
Stock-based compensation	26	0.1%	187	0.5%	(161)	(86.1)%
Depreciation and amortization	567	1.5%	966	2.5%	(399)	(41.3)%
Total operating expenses	$31,876	81.8%	$35,096	90.4%	$(3,220)	(9.2)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Deferred acquisition consideration change for the three months ended March 31, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Media Services
The change in expenses and operating profit as a percentage of revenue in the Media Services reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$20,179		$24,684		$(4,505)	(18.3)%
Operating expenses
Cost of services sold	14,794	73.3%	16,775	68.0%	(1,981)	(11.8)%
Office and general expenses	6,528	32.4%	7,291	29.5%	(763)	(10.5)%
Depreciation and amortization	691	3.4%	637	2.6%	54	8.5%
	$22,013	109.1%	$24,703	100.1%	$(2,690)	(10.9)%
Operating loss	$(1,834)	(9.1)%	$(19)	(0.1)%	$(1,815)	NM
The decrease in operating profit was primarily attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below. The decline in revenue was primarily driven by net client losses as well as spending cutbacks from certain clients.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$3,929	19.5%	$3,804	15.4%	$125	3.3%
Staff costs (2)	12,476	61.8%	15,751	63.8%	(3,275)	(20.8)%
Administrative	4,230	21.0%	4,355	17.6%	(125)	(2.9)%
Deferred acquisition consideration	687	3.4%	82	0.3%	605	737.8%
Stock-based compensation	—	—%	74	0.3%	(74)	(100.0)%
Depreciation and amortization	691	3.4%	637	2.6%	54	8.5%
Total operating expenses	$22,013	109.1%	$24,703	100.1%	$(2,690)	(10.9)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.

All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$72,933		$67,282		$5,651	8.4%
Operating expenses
Cost of services sold	51,754	71.0%	47,881	71.2%	3,873	8.1%
Office and general expenses	13,106	18.0%	11,111	16.5%	1,995	18.0%
Depreciation and amortization	2,059	2.8%	1,845	2.7%	214	11.6%
	$66,919	91.8%	$60,837	90.4%	$6,082	10.0%
Operating profit	$6,014	8.2%	$6,445	9.6%	$(431)	(6.7)%
The increase in revenue was primarily attributable to revenue contributions of $13.3 million from an acquired Partner Firm, offset by decline from existing Partner Firms of $7.1 million, or 10.6%, primarily in transportation and travel/lodging and healthcare and negative foreign exchange impact of $0.6 million, or 1.2%.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$15,515	21.3%	$17,857	26.5%	$(2,342)	(13.1)%
Staff costs (2)	41,798	57.3%	33,559	49.9%	8,239	24.6%
Administrative	8,228	11.3%	6,586	9.8%	1,642	24.9%
Deferred acquisition consideration	(969)	(1.3)%	332	0.5%	(1,301)	(391.9)%
Stock-based compensation	288	0.4%	658	1.0%	(370)	(56.2)%
Depreciation and amortization	2,059	2.8%	1,845	2.7%	214	11.6%
Total operating expenses	$66,919	91.8%	$60,837	90.4%	$6,082	10.0%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm and increased staffing for certain Partner Firms to support revenue growth.
Deferred acquisition consideration change for the three months ended March 31, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Corporate
The change in operating expenses for Corporate for the three months ended March 31, 2019 and 2018 was as follows:

	2019	2018	Variance
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs (1)	$2,525	$5,364	$(2,839)	(52.9)%
Administrative	3,653	4,919	(1,266)	(25.7)%
Stock-based compensation	(1,573)	1,248	(2,821)	(226.0)%
Depreciation and amortization	217	224	(7)	(3.1)%
Other asset impairment	—	2,317	(2,317)	(100.0)%
Total operating expenses	$4,822	$14,072	$(9,250)	(65.7)%

(1)	Excludes stock-based compensation.
Staff costs declined as a result of lower compensation expense primarily associated with reductions in staff.
The decrease in administrative costs was primarily related to lower professional fees as the prior year included fees related to the implementation of a new accounting pronouncement.
Stock-based compensation was a credit in the three months ended of 2019 due to the reversal of expense previously recognized in connection with the forfeiture of a performance based equity award.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	As of and for the three months ended March 31, 2019	As of and for the three months ended March 31, 2018	As of and for the year ended December 31, 2018
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$26,372	$29,202	$30,873
Working capital (deficit)	$(160,780)	$(195,925)	$(152,682)
Cash provided by (used in) operating activities	$(81,200)	$(61,033)	$17,280
Cash provided by (used in) investing activities	$18,101	$(3,868)	$(50,431)
Cash provided by financing activities	$60,753	$47,618	$21,434
Ratio of long-term debt to shareholders' deficit	(5.27)	(4.97)	(3.87)
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At March 31, 2019, the Company had $32.8 million of borrowings outstanding and $201.3 million available under the Credit Agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 6.50% Senior Notes due 2024. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the foreseeable future. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in the Company’s 2018 Annual Report on Form 10-K and in the Company’s other SEC filings.
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
Working Capital
At March 31, 2019, the Company had a working capital deficit of $160.8 million compared to a deficit of $152.7 million at December 31, 2018. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2019 was 81.2 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Cash flows used in operating activities for the three months ended March 31, 2018 was $61.0 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments as well as net income (loss) adjusted to reconcile to net cash used in operating activities.

Investing Activities

During the three months ended March 31, 2019, cash flows provided by investing activities was $18.1 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $3.6 million of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements.
During the three months ended March 31, 2018, cash flows used in investing activities was $3.9 million, primarily consisting of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $3.8 million.
Financing Activities
During the three months ended March 31, 2019, cash flows provided by financing activities was $60.8 million, driven by $100.0 million in proceeds from the issuance of common and preferred shares, partially offset by $35.3 million in net repayments under the Credit Agreement.
During the three months ended March 31, 2018, cash flows provided by financing activities was $47.6 million, primarily driven by $59.0 million in net borrowings under the Credit Agreement and $7.4 million of acquisition related payments.
Total Debt
Debt, net of debt issuance costs, as of March 31, 2019 was $919.1 million as compared to $954.1 million outstanding at December 31, 2018. The decrease of $35.1 million in debt was primarily a result of the Company’s net repayments on the Credit Agreement. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s $900 million aggregate principal amount of its senior unsecured notes due 2024 and $250 million senior secured revolving credit agreement due May 3, 2021 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2019, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2019
Total Senior Leverage Ratio	0.14
Maximum per covenant	2.00

Total Leverage Ratio	5.05
Maximum per covenant	6.25

Fixed Charges Ratio	2.38
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization	$183,779
Minimum per covenant	$105,000
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
The following table presents the changes in the deferred acquisition consideration by segment for the three months ended March 31, 2019:

	March 31, 2019
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
	(Dollars in Thousands)
Beginning Balance of contingent payments	$47,880	$3,747	$13,193	$2,689	$15,089	$82,598
Payments	—	—	—	—	(275)	(275)
Redemption value adjustments (1)	(4,964)	(603)	(1,794)	687	(969)	(7,643)
Stock-based compensation	644	—	—	—	165	809
Foreign translation adjustment	—	—	—	—	59	59
Ending Balance of contingent payments	43,560	3,144	11,399	3,376	14,069	75,548
Fixed payments, net	262	573	—	—	—	835
	$43,822	$3,717	$11,399	$3,376	$14,069	$76,383

(1)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

Deferred acquisition consideration excludes future payments with an estimated fair value of $14.2 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $1.2 million will be paid in the current year and $13 million will be paid in one to three years
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding redeemable noncontrolling interest.
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

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2019	2020	2021	2022	2023 & Thereafter	Total
	(Dollars in Thousands)
Cash	$4,485	$1,375	$3,757	$2,754	$3,118	$15,489
Shares	15	31	43	28	12	$129
	$4,500	$1,406	$3,800	$2,782	$3,130	$15,618	(1)
Operating income before depreciation and amortization to be received (2)	$1,829	$57	$1,761	$—	$227	$3,874
Cumulative operating income before depreciation and amortization (3)	$1,829	$1,886	$3,647	$3,647	$3,874		(5)

(1)
This amount is in addition to (i) the $28.9 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $3.5 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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

Critical Accounting Policies
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding the Company’s critical accounting policies.

New Accounting Pronouncements
Information regarding new accounting pronouncements can be found in Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein.
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

•	the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and

•	foreign currency fluctuations
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in Company’s Annual Report for the year ended December 31, 2018 under the caption “Risk Factors,” and in the Company’s other SEC filings.
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
Debt Instruments:  At March 31, 2019, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $32.8 million borrowings under the Credit Agreement, as of March 31, 2019, a 1.0% increase or decrease in the weighted average interest rate, which was 4.89% at March 31, 2019, would have an interest impact of approximately $0.3 million.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings. The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.0 million.
Impairment Risk: At March 31, 2019, the Company had goodwill of $742.8 million and other intangible assets of $64.9 million. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2018 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is appropriate.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We implemented the new lease standard under ASC 842 as of January 1, 2019. The Company has substantially centralized the accounting and disclosure requirements under ASC 842 utilizing a newly implemented third-party software solution. In connection with these changes, we implemented certain modifications to our internal controls over financial reporting, including the documentation of our policy for the new accounting for leases, implementation of processes to address various judgments and assessments necessary during the life of a lease; as well as implementing new controls to capture the expanded disclosures required under ASC 842.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations.
Item 1A.    Risk Factors
There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended March 31, 2019, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2019, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of March 31, 2019. The following table details those shares withheld during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
1/1/2019 - 1/31/2019	$—	$—	$—	$—
2/1/2019 - 2/28/2019	19,559	2.94	—	—
3/1/2019 - 3/31/2019	14,457	2.50	—	—
Total	$34,016	$2.85	$—	$—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Separation and Release Agreement with David Doft
On May 8, 2019, the Company and David Doft mutually agreed to separate his employment as the Company’s Executive Vice President, Chief Financial Officer.  In connection with his pending departure, Mr. Doft entered into a Separation and Release Agreement, a copy of which is attached hereto as Exhibit 10.5 (the “CFO Separation Agreement”). Pursuant to the CFO Separation Agreement, Mr. Doft will remain as an executive of the Company until his termination date on or about July 31, 2019.  During that period of time, he will coordinate an appropriate transition of duties and responsibilities to Frank Lanuto, the Company’s newly-appointed Chief Financial Officer. Effective on his termination date, Mr. Doft will receive the severance benefits described in his employment agreement for a termination without cause, including a cash payment equal to $1,655,000, in addition to payment of his previously disclosed 2018 retention bonus; vesting of his outstanding restricted shares of the Company’s Class A subordinate voting stock; and eligibility to receive a pro-rated amount of his previously granted 2018 LTIP Award, each as further described in, and subject to the terms and conditions of, the CFO Separation Agreement. In addition, Mr. Doft provided the Company with a release of claims, reaffirmed his restrictive covenants and agreed to mutual non-disparagement provisions.

Separation and Release Agreement with Mitchell Gendel

On May 6, 2019, the Company and Mitchell Gendel mutually agreed to separate his employment as the Company’s Executive Vice President, General Counsel and Corporate Secretary.  In connection with his pending departure, Mr. Gendel entered into a Separation and Release Agreement, a copy of which is attached hereto as Exhibit 10.6 (the “GC Separation Agreement”). Pursuant to the GC Separation Agreement, Mr. Gendel will remain as an executive of the Company until his termination date on or about July 31, 2019.  During that period of time, he will coordinate an appropriate transition of duties and responsibilities to Jonathan Mirsky, the Company’s newly-appointed General Counsel. Effective on his termination date, Mr. Gendel will receive the severance benefits described in his employment agreement for a termination without cause, including a cash payment equal to $1,550,000, in addition to payment of his previously disclosed 2018 retention bonus; vesting of his outstanding restricted shares of the Company’s Class A subordinate voting stock; and eligibility to receive a pro-rated amount of his previously granted 2018 LTIP Award, each as further described in, and subject to the terms and conditions of, the GC Separation Agreement. In addition, Mr. Gendel provided the Company with a release of claims, reaffirmed his restrictive covenants and agreed to mutual non-disparagement provisions.

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment, dated March 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 15, 2019).
10.1
Consent and First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Bank, N.A., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 15, 2019).

10.2
Securities Purchase Agreement, by and between the Company and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019).

10.3	Employment Agreement, effective March 18, 2019, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 15, 2019).
10.4
Agreement, dated April 19, 2019, by and between the Company and FrontFour Capital Group LLC, on behalf of itself and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2019).

10.5	Separation and Release Agreement, dated as of May 8, 2019, by and between the Company and David Doft.*
10.6	Separation and Release Agreement, dated as of May 6, 2019, by and between the Company and Mitchell Gendel.*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ David Doft
David Doft
Chief Financial Officer and Authorized Signatory

May 9, 2019