Form 10-Q
period 2019-06-30
MDC PARTNERS INC
filed 2019-08-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of July 19, 2019 was 71,943,994 Class A subordinate voting shares and 3,749 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Services	$362,130	$379,743	$690,921	$706,711
Operating Expenses:
Cost of services sold	240,749	253,390	477,903	496,420
Office and general expenses	87,276	83,878	154,394	167,757
Depreciation and amortization	10,663	11,703	19,501	24,078
Other asset impairment	—	—	—	2,317
	338,688	348,971	651,798	690,572
Operating income	23,442	30,772	39,123	16,139
Other Income (Expenses):
Interest expense and finance charges, net	(16,413)	(16,859)	(33,174)	(32,942)
Foreign exchange gain (loss)	2,932	(6,549)	8,374	(13,209)
Other, net	(746)	592	(4,128)	1,033
	(14,227)	(22,816)	(28,928)	(45,118)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	9,215	7,956	10,195	(28,979)
Income tax expense (benefit)	2,088	1,977	2,835	(6,353)
Income (loss) before equity in earnings of non-consolidated affiliates	7,127	5,979	7,360	(22,626)
Equity in earnings (losses) of non-consolidated affiliates	206	(28)	289	58
Net income (loss)	7,333	5,951	7,649	(22,568)
Net income attributable to the noncontrolling interest	(3,043)	(2,545)	(3,472)	(3,442)
Net income (loss) attributable to MDC Partners Inc.	4,290	3,406	4,177	(26,010)
Accretion on and net income allocated to convertible preference shares	(3,515)	(2,273)	(5,625)	(4,095)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$775	$1,133	$(1,448)	$(30,105)
Income (loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.01	$0.02	$(0.02)	$(0.53)
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.01	$0.02	$(0.02)	$(0.53)
Weighted Average Number of Common Shares Outstanding:
Basic	71,915,832	57,439,823	66,118,749	56,924,208
Diluted	72,024,689	57,802,872	66,118,749	56,924,208
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$2,442	$4,047	$6,987	$7,394
Office and general expenses	1,192	1,556	(381)	3,246
Total	$3,634	$5,603	$6,606	$10,640
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive Income (Loss)
Net income (loss)	$7,333	$5,951	$7,649	$(22,568)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(1,385)	(1,848)	(6,044)	429
Other comprehensive income (loss)	(1,385)	(1,848)	(6,044)	429
Comprehensive income (loss) for the period	5,948	4,103	1,605	(22,139)
Comprehensive income attributable to the noncontrolling interests	(3,081)	(1,641)	(3,861)	(1,436)
Comprehensive income (loss) attributable to MDC Partners Inc.	$2,867	$2,462	$(2,256)	$(23,575)
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,304	$30,873
Accounts receivable, less allowance for doubtful accounts of $2,792 and $1,879	434,512	395,200
Expenditures billable to clients	40,605	42,369
Assets held for sale	—	78,913
Other current assets	44,815	42,499
Total Current Assets	547,236	589,854
Fixed assets, at cost, less accumulated depreciation of $141,167 and $128,546	83,950	88,189
Right of use assets - operating leases	237,418	—
Investments in non-consolidated affiliates	6,761	6,556
Goodwill	743,582	740,955
Other intangible assets, net, less accumulated amortization of $168,748 and $161,868	60,848	67,765
Deferred tax assets	92,439	92,741
Other assets	26,415	25,513
Total Assets	$1,798,649	$1,611,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$228,069	$221,995
Accruals and other liabilities	253,868	313,141
Liabilities held for sale	—	35,967
Advance billings	168,142	138,505
Current portion of lease liabilities - operating leases	46,338	—
Current portion of deferred acquisition consideration	35,439	32,928
Total Current Liabilities	731,856	742,536
Long-term debt	914,092	954,107
Long-term portion of deferred acquisition consideration	22,804	50,767
Long-term lease liabilities - operating leases	233,165	—
Other liabilities	19,503	54,255
Deferred tax liabilities	6,571	5,329
Total Liabilities	1,927,991	1,806,994
Redeemable Noncontrolling Interests	42,635	51,546
Commitments, Contingencies, and Guarantees (Note 13)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at June 30, 2019 and 95,000 at December 31, 2018	152,746	90,123
Common stock and other paid-in capital	97,455	58,579
Accumulated deficit	(460,726)	(464,903)
Accumulated other comprehensive loss (income)	(1,713)	4,720
MDC Partners Inc. Shareholders' Deficit	(212,238)	(311,481)
Noncontrolling interests	40,261	64,514
Total Shareholders' Deficit	(171,977)	(246,967)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,798,649	$1,611,573
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$7,649	$(22,568)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	6,606	10,640
Depreciation	12,621	14,642
Amortization of intangibles	6,880	9,436
Amortization of deferred finance charges and debt discount	1,663	1,605
Other asset impairment	—	2,317
Adjustment to deferred acquisition consideration	(5,570)	(2,479)
Deferred income taxes	2,835	(9,494)
Loss on sale of assets	3,407	(955)
Earnings of non-consolidated affiliates	(289)	(58)
Other and non-current assets and liabilities	(4,139)	(1,114)
Foreign exchange	(7,363)	12,128
Changes in working capital:
Accounts receivable	(21,570)	19,181
Expenditures billable to clients	1,763	(27,935)
Prepaid expenses and other current assets	(3,345)	(12,732)
Accounts payable, accruals and other current liabilities	(66,343)	(60,015)
Acquisition related payments	(4,376)	(23,894)
Advance billings	29,334	29,582
Net cash used in operating activities	(40,237)	(61,713)
Cash flows from investing activities:
Capital expenditures	(7,923)	(9,689)
Proceeds from sale of assets	23,050	—
Acquisitions, net of cash acquired	(5,130)	(27,299)
Other investments	(179)	867
Net cash provided by (used in) investing activities	9,818	(36,121)
Cash flows from financing activities:
Repayment of revolving credit facility	(834,538)	(782,600)
Proceeds from revolving credit facility	793,940	897,844
Proceeds from issuance of common and convertible preference shares, net of issuance costs	98,620	—
Acquisition related payments	(24,219)	(29,172)
Distributions to noncontrolling interests	(7,957)	(8,927)
Payment of dividends	(56)	(168)
Purchase of shares	(78)	(493)
Other	—	(141)
Net cash provided by financing activities	25,712	76,343
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	4	311
Net decrease in cash, cash equivalents, and cash held in trusts including cash classified within assets held for sale	(4,703)	(21,180)
Change in cash and cash equivalents held in trusts classified within held for sale	(3,307)	—
Change in cash and cash equivalents classified within assets held for sale	4,441	—
Net decrease in cash and cash equivalents	(3,569)	(21,180)
Cash and cash equivalents at beginning of period	30,873	46,179

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents at end of period	$27,304	$24,999
Supplemental disclosures:
Cash income taxes paid	$3,494	$2,626
Cash interest paid	$31,643	$31,414
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(thousands of United States dollars, except share amounts)

	Three Months Ended
	June 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at March 31, 2019	145,000	$152,117	71,890,021	$98,693	$(465,016)	$(290)	$(214,496)	$40,223	$(174,273)
Net income attributable to MDC Partners Inc.	—	—	—	—	4,290	—	4,290	—	4,290
Other comprehensive loss	—	—	—	—	—	(1,423)	(1,423)	38	(1,385)
Issuance of common and convertible preference shares	—	629	—	362	—	—	991	—	991
Issuance of restricted stock	—	—	76,979	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(19,257)	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	1,800	—	—	1,800	—	1,800
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(3,190)	—	—	(3,190)		(3,190)
Business acquisitions and step-up transactions, net of tax	—	—	—	(97)	—	—	(97)	—	(97)
Changes in ownership interest	—	—	—	(91)	—	—	(91)	—	(91)
Balance at June 30, 2019	145,000	$152,746	71,947,743	$97,455	$(460,726)	$(1,713)	$(212,238)	$40,261	$(171,977)

	Six Months Ended
	June 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)
Net income attributable to MDC Partners Inc.	—	—	—	—	4,177	—	4,177	—	4,177
Other comprehensive loss	—	—	—	—	—	(6,433)	(6,433)	389	(6,044)
Issuance of common and convertible preference shares	50,000	62,623	14,285,714	35,997	—	—	98,620	—	98,620
Issuance of restricted stock	—	—	193,979	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(53,273)	(78)	—	—	(78)	—	(78)
Stock-based compensation	—	—	—	509	—	—	509	—	509
Changes in redemption value of redeemable noncontrolling interests	—	—	—	2,729	—	—	2,729	—	2,729
Business acquisitions and step-up transactions, net of tax	—	—	—	(97)	—	—	(97)	—	(97)
Changes in ownership interest	—	—	—	(184)	—	—	(184)	(24,642)	(24,826)
Balance at June 30, 2019	145,000	$152,746	71,947,743	$97,455	$(460,726)	$(1,713)	$(212,238)	$40,261	$(171,977)

	Three Months Ended
	June 30, 2018
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at March 31, 2018	95,000	$90,123	56,436,067	$38,412	$(370,586)	$1,425	$(240,626)	$50,964	$(189,662)
Net income attributable to MDC Partners Inc.	—	—	—	—	3,406	—	3,406	—	3,406
Other comprehensive loss	—	—	—	1	—	(944)	(943)	(905)	(1,848)
Issuance of restricted stock	—	—	12,585	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(6,185)	(39)	—	—	(39)	—	(39)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	2,107	—	—	2,107	—	2,107
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,687)	—	—	(1,687)	—	(1,687)
Business acquisitions and step-up transactions, net of tax	—	—	—	—	—	—	—	27,357	27,357
Balance at June 30, 2018	95,000	$90,123	57,454,028	$45,824	$(367,180)	$481	$(230,752)	$77,416	$(153,336)

	Six Months Ended
	June 30, 2018
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(26,010)	—	(26,010)	—	(26,010)
Other comprehensive income (loss)	—	—	—	—	—	2,435	2,435	(2,006)	429
Expenses for convertible preference shares	—	(97)	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	122,029	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(54,693)	(493)	—	—	(493)	—	(493)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	4,324	—	—	4,324	—	4,324
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(2,062)	—	—	(2,062)	—	(2,062)
Business acquisitions and step-up transactions, net of tax	—	—	—	(1,166)	—	—	(1,166)	27,357	26,191
Changes in ownership interest	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Balance at June 30, 2018	95,000	$90,123	57,454,028	$45,824	$(367,180)	$481	$(230,752)	$77,416	$(153,336)

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
The following table presents revenue disaggregated by client industry vertical for the three and six months ended June 30, 2019 and 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
Industry	Reportable Segment	2019	2018	2019	2018
Food & Beverage	All	$73,305	$84,464	$139,969	$147,932
Retail	All	39,894	38,396	72,350	76,411
Consumer Products	All	45,296	41,367	78,232	77,973
Communications	All	47,793	43,097	87,490	81,454
Automotive	All	18,541	25,294	36,732	45,788
Technology	All	28,876	23,540	54,279	45,080
Healthcare	All	25,954	35,426	49,161	68,002
Financials	All	27,868	30,207	52,795	52,702
Transportation and Travel/Lodging	All	27,050	18,776	44,085	33,664
Other	All	27,553	39,176	75,828	77,705
		$362,130	$379,743	$690,921	$706,711

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

The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2019 and 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographic Location	Reportable Segment	2019	2018	2019	2018
United States	All	$284,659	$295,268	$547,676	$551,792
Canada	All, excluding Media Services	24,564	33,086	46,942	59,465
Other	All, excluding Media Services and Domestic Creative Agencies	52,907	51,389	96,303	95,454
		$362,130	$379,743	$690,921	$706,711

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $92,317 and $64,362 at June 30, 2019 and December 31, 2018, respectively, and are included as a component of accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $40,605 and $42,369 at June 30, 2019 and December 31, 2018, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s Unaudited Condensed Consolidated Balance Sheets. Advance billings at June 30, 2019 and December 31, 2018 were $168,142 and $138,505, respectively. The increase in the advance billings balance of $29,637 for the six months ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $101,431 of revenues recognized that were included in the advance billings balances as of December 31, 2018 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the six months ended June 30, 2019 and December 31, 2018 were not materially impacted by write-offs, impairment losses or any other factors.

3. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$4,290	$3,406	$4,177	$(26,010)
Accretion on convertible preference shares	(3,242)	(2,068)	(5,625)	(4,095)
Net income allocated to convertible preference shares	(273)	(205)	—	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$775	$1,133	$(1,448)	$(30,105)

Adjustment to net income allocated to convertible preference shares	—	1	—	—
Numerator for dilutive income (loss) per common share:
Net income (loss) attributable to MDC Partners Inc. common shareholders	$775	$1,134	$(1,448)	$(30,105)
Denominator:
Basic weighted average number of common shares outstanding	71,915,832	57,439,823	66,118,749	56,924,208
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	108,857	363,049	—	—
Diluted weighted average number of common shares outstanding	72,024,689	57,802,872	66,118,749	56,924,208
Basic	$0.01	$0.02	$(0.02)	$(0.53)
Diluted	$0.01	$0.02	$(0.02)	$(0.53)
Anti-dilutive stock awards 2,662,666 327,500 4,406,206 1,594,761

Restricted stock and restricted stock unit awards of 242,338 and 1,308,781 for the three and six months ended June 30, 2019 and 2018, respectively, which are contingent upon the Company meeting a cumulative three year earnings target and contingent upon continued employment, are excluded from the computation of diluted income per common share as the contingencies were not satisfied at June 30, 2019 and 2018, respectively. In addition, there were 145,000 and 95,000 Preference Shares outstanding which were convertible into 25,621,189 and 10,544,708 Class A common shares at June 30, 2019 and 2018, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.

4. Acquisitions and Dispositions
2019 Acquisition
Effective April 1, 2019, the Company acquired the 35% ownership interest of HPR Partners LLC (Hunter) it did not own for an aggregate purchase price of $9,585, comprised of a closing cash payment of $3,890 and additional deferred acquisition payments with an estimated present value at the acquisition date of $5,695. The deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As of the acquisition date, the fair value of the additional interest acquired was $20,178. The fair value was measured using a discounted cash flow model.
As a result of the transaction, the Company reduced redeemable noncontrolling interests by $9,488. The difference between the purchase price and the noncontrolling interest of $97 was recorded in common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheet.
2019 Disposition
On March 8, 2019, the Company consummated the sale of Kingsdale, an operating segment with operations in Toronto and New York City that provides shareholder advisory services. As consideration for the sale, the Company was paid cash plus the assumption of certain liabilities totaling approximately $50 million in the aggregate. The sale resulted in a loss of approximately $3 million, which is included in Other, net within the Unaudited Condensed Consolidated Statement of Operations.

Assets and Liabilities Held for Sale - Change in Plan to Sell
In the fourth quarter of 2018, the Company initiated a process to sell its ownership interest in a foreign office within the Global Integrated Agencies reportable segment. The assets and liabilities of the entity were classified as Assets and Liabilities held for sale, at their fair value less cost to sell, within the Consolidated Balance Sheet as of December 31, 2018. In the second quarter of 2019, following the appointment of Mark Penn as Chief Executive Officer, management changed its strategy and plan to sell the foreign office. In connection with management’s decision, the amounts classified within assets and liabilities held for sale were reclassified into the respective line items within the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.
2018 Acquisitions
On September 7, 2018, a subsidiary of the Company purchased 100% interests of OneChocolate Communications Limited and OneChocolate Communications LLC, PR (“OneChocolate”) a digital marketing consultancy headquartered in London, UK, for an aggregate purchase price of $3,231, working capital of $966 and additional deferred acquisition payments with an estimated present value of $2,146. OneChocolate’s results are reflected in the Allison & Partners operating segment which is included in the Specialist Communications reportable segment which had an immaterial impact on our results.
On July 1, 2018, the Company acquired the remaining 14.87% and 3% of membership interests of Doner Partners, LLC and Source Marketing LLC, respectively, for an aggregate purchase price of $7,618, comprised of a closing cash payment of $3,279 and additional deferred acquisition payments with an estimated present value of $4,305 as of December 31, 2018. As of the acquisition date, the fair value of the additional interests acquired was $16,361 for Doner Partners LLC. The fair values were measured using a discounted cash flow model. As a result of the transaction, the Company reduced noncontrolling interest by $11,946 and redeemable noncontrolling interest by $933.
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
The purchase price allocation for Instrument resulted in tangible assets of $10,304, identifiable intangibles of $23,130, consisting primarily of customer lists and a trade name, and goodwill of $32,776. In addition, the Company has recorded $27,357 as the fair value of noncontrolling interests, which was derived from the Company’s purchase price less a discount related to the noncontrolling parties’ lack of control. The identified assets have a weighted average useful life of approximately six years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. The goodwill is tax deductible. Instruments’ results are included in the All Other category from a segment reporting perspective. The Company has a controlling financial interest in Instrument through its majority voting interest, and as such, has aggregated the acquired Partner Firm’s financial data into the Company’s Unaudited Condensed Consolidated Financial Statements. The operating results of Instrument in the current year is not material.
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

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
Beginning Balance of contingent payments	$82,598	$119,086
Payments	(24,492)	(54,947)
Redemption value adjustments (1)	(6,100)	3,512
Additions - acquisitions and step up transactions	5,695	14,943
Other	—	4
Ending Balance of contingent payments	$57,701	$82,598
Fixed payments	542	1,097
	$58,243	$83,695

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
The following table presents the impact to the Company’s statement of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) attributable to fair value adjustments	$2,073	$(5,065)	$(5,570)	$(2,479)
Stock-based compensation	(1,339)	2,321	(530)	4,682
Redemption value adjustments	$734	$(2,744)	$(6,100)	$2,203

6. Leases

Effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases (“ASC 842”). As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 840, Leases. See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the Company’s adoption of ASC 842. The policies described herein refer to those in effect as of January 1, 2019.
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
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2019 through 2023. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Europe and Asia.
As of June 30, 2019, the Company has entered into an operating lease for which the commencement date has not yet occurred as this leased space is in the process of being prepared by the landlord for occupancy. Accordingly, this lease represents an obligation of the Company that is not on the Consolidated Balance Sheet as of June 30, 2019. The aggregate future liability related to the lease is approximately $6 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease Cost:
Operating lease cost	$17,473	$33,914
Variable lease cost	4,361	9,325
Sublease rental income	(2,590)	(4,189)
Total lease cost	$19,244	$39,050
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$19,523	$35,175

Right-of-use assets obtained in exchange for operating lease liabilities	$2,195	$259,013
Weighted average remaining lease term (in years) - Operating leases	7.0	7.0
Weighted average discount rate - Operating leases	8.6	8.6

Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statement of Operations. Lease expense for leases with a term of 12 months or less is immaterial to the Company. Rental expense for the three and six months ended June 30, 2018 was $15,981 and $33,541, respectively, offset by $926 and $1,640, respectively in sublease rental income.

The following table presents minimum future rental payments under the Company’s leases at June 30, 2019 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2019	$33,776
2020	66,425
2021	56,428
2022	45,942
2023	42,113
Thereafter	133,823
Total	378,507
Less: Present value discount	(99,004)
Lease liability	$279,503

7. Debt
As of June 30, 2019 and December 31, 2018, the Company’s indebtedness was comprised as follows:

	June 30, 2019	December 31, 2018
Revolving credit agreement	$27,545	$68,143
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(13,453)	(14,036)
	$914,092	$954,107
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
The Indenture includes covenants that are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at June 30, 2019.
Credit Agreement
The Company is party to a $250,000 secured revolving credit facility due May 3, 2021. The amounts outstanding under the revolving credit facility as of June 30, 2019 and December 31, 2018 are presented in the table above and additional details are provided below.
On March 12, 2019 (the “Amendment Effective Date”), the Company, Maxxcom Inc. (a subsidiary of the Company) (“Maxxcom”) and each of their subsidiaries party thereto entered into an Amendment to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”) and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement.
The Amendment provides financial covenant relief by increasing the total leverage ratio applicable on each testing date after the Amendment Effective Date through the period ending December 31, 2020 from 5.5:1.0 to 6.25:1.0. The total leverage ratio applicable on each testing date after December 31, 2020 will revert to 5.5:1.0.
In connection with the Amendment, the Company reduced the aggregate maximum amount of revolving commitments provided by the lenders under the Credit Agreement to $250 million from $325 million.
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
At June 30, 2019 and December 31, 2018, the Company had issued undrawn outstanding letters of credit of $4,744 and $4,701, respectively.

8. Share Capital
The authorized and outstanding share capital of the Company is as follows:
Series 6 Convertible Preference Shares
On March 14, 2019 (the “Series 6 Issue Date”), the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell Group LLC (“Stagwell”), pursuant to which Stagwell Holdings agreed to purchase, (i) 14,285,714 newly authorized Class A shares (the “Stagwell Class A Shares”) for an aggregate contractual purchase price of $50,000 and (ii) 50,000 newly authorized Series 6 convertible preference shares (“Series 6 Preference Shares”) for an aggregate contractual purchase price of $50 million. The Company received proceeds of approximately $98,620, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. The proceeds allocated to the Stagwell Class A Shares were $35,997 and to Series 6 Preference Shares were $62,623 based on their relative fair value calculated by utilizing a Monte Carlo Simulation model. In connection with the closing of the transaction, the Company increased the size of its Board and appointed one nominee designated by the Purchaser. Except as required by law, the Series 6 Preference Shares do not have voting rights and are not redeemable at the option of the Purchaser.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the six months ended June 30, 2019, the Series 6 Preference Shares accreted at a monthly rate of $6.69, for total accretion of $1,193, bringing the aggregate liquidation preference to $51,193 as of June 30, 2019. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the six months ended June 30, 2019, the Series 4 Preference Shares accreted at a monthly rate of approximately $7.85 per Series 4 Preference Share, for total accretion of $4,432, bringing the aggregate liquidation preference to $114,139 as of June 30, 2019. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
An unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 71,943,994 (including the Class A Shares issued to Stagwell) and 57,517,568 Class A Shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.
Class B Common Shares (“Class B Shares”)
An unlimited number of voting shares, carrying twenty votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,749 and 3,755 Class B Shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

9. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s Unaudited Condensed Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through additional paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the amounts recorded in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2018 and six months ended June 30, 2019 were as follows:

Noncontrolling Interests
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	11,785
Distributions made	(13,419)
Other (1)	(118)
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	3,472
Distributions made	(7,957)
Other (1)	25
Balance, June 30, 2019	$4,818

(1)	Other consists of cumulative translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to MDC Partners Inc.	$4,290	$3,406	$4,177	$(26,010)
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of redeemable noncontrolling interests and noncontrolling interests	(97)	—	(97)	(1,166)
Net transfers from noncontrolling interests	$(97)	$—	$(97)	$(1,166)
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$4,193	$3,406	$4,080	$(27,176)
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning Balance	$51,546	$62,886
Redemptions	(9,486)	(11,943)
Granted	—	—
Changes in redemption value	421	1,067
Currency translation adjustments	154	(464)
Ending Balance	$42,635	$51,546
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
The redeemable noncontrolling interest of $42,635 as of June 30, 2019, consists of $19,158 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $19,926 upon termination of such owner’s employment with the applicable subsidiary or death and $3,551 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the three months ended June 30, 2019 and 2018, there was no related impact on the Company’s loss per share calculation.

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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$823,500	$900,000	$834,750
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
At June 30, 2019 and December 31, 2018, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill and intangible assets (a Level 3 fair value assessment). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets in the three and six months ended June 30, 2019 or June 30, 2018

11. Supplemental Information
Accounts Payable, Accruals and Other Liabilities
At June 30, 2019 and December 31, 2018, accruals and other liabilities included accrued media of $151,143 and $180,586, respectively; and also included amounts due to noncontrolling interest holders for their share of profits. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding noncontrolling interest holders share of profits.

Goodwill and Indefinite Lived Intangibles
Goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. Goodwill balances as of June 30, 2019 and December 31, 2018, were $743,582 and $740,955, respectively.

Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
Income tax expense for the three months ended June 30, 2019 was $2,088 (on income of $9,215 resulting in an effective tax rate of 22.7%) compared to an expense of $1,977 (on income of $7,956 resulting in an effective tax rate of 24.8%) for the three months ended June 30, 2018. The change in the effective tax rate was primarily driven by the jurisdictional mix of earnings.
Income tax expense for the six months ended June 30, 2019 was $2,835 (on income of $10,195 resulting in an effective tax rate of 27.8%) compared to a benefit of $6,353 (on a loss of $28,979 resulting in an effective tax rate of 21.9%) for the six months ended June 30, 2018. The change in the effective tax rate was primarily driven by the jurisdictional mix of earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Global Integrated Agencies	$154,368	$158,163	$284,087	$287,686
Domestic Creative Agencies	65,193	72,971	132,201	139,625
Specialist Communication	47,170	40,304	86,123	79,128
Media Services	21,331	21,398	41,510	46,082
All Other	74,068	86,907	147,000	154,190
Total	$362,130	$379,743	$690,921	$706,711

Segment operating income (loss):
Global Integrated Agencies	$20,720	$18,352	$24,491	$4,760
Domestic Creative Agencies	8,730	5,077	14,207	7,955
Specialist Communication	6,683	6,216	13,760	9,944
Media Services	991	(1,719)	(843)	(1,738)
All Other	2,949	15,986	8,962	22,430
Corporate	(16,631)	(13,140)	(21,454)	(27,212)
Total	$23,442	$30,772	$39,123	$16,139

Other Income (Expenses):
Interest expense and finance charges, net	$(16,413)	$(16,859)	$(33,174)	$(32,942)
Foreign exchange gain (loss)	2,932	(6,549)	8,374	(13,209)
Other, net	(746)	592	(4,128)	1,033
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	9,215	7,956	10,195	(28,979)
Income tax expense (benefit)	2,088	1,977	2,835	(6,353)
Income (loss) before equity in earnings of non-consolidated affiliates	7,127	5,979	7,360	(22,626)
Equity in earnings (losses) of non-consolidated affiliates	206	(28)	289	58
Net income (loss)	7,333	5,951	7,649	(22,568)
Net income attributable to the noncontrolling interest	(3,043)	(2,545)	(3,472)	(3,442)
Net income (loss) attributable to MDC Partners Inc.	$4,290	$3,406	$4,177	$(26,010)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization:
Global Integrated Agencies	$4,437	$4,743	$8,502	$12,152
Domestic Creative Agencies	1,547	1,281	2,786	2,574
Specialist Communication	698	992	1,265	1,959
Media Services	794	635	1,485	1,273
All Other	2,966	3,892	5,025	5,736
Corporate	221	160	438	384
Total	$10,663	$11,703	$19,501	$24,078

Stock-based compensation:
Global Integrated Agencies	$1,232	$2,475	$4,999	$4,935
Domestic Creative Agencies	522	1,097	986	1,507
Specialist Communication	52	52	78	239
Media Services	(16)	74	(16)	149
All Other	652	684	940	1,341
Corporate	1,192	1,221	(381)	2,469
Total	$3,634	$5,603	$6,606	$10,640

Capital expenditures:
Global Integrated Agencies	$1,816	$2,411	$3,234	$4,654
Domestic Creative Agencies	369	569	1,063	1,473
Specialist Communication	231	2,208	482	2,443
Media Services	126	131	167	315
All Other	1,757	547	2,958	772
Corporate	18	24	19	32
Total	$4,317	$5,890	$7,923	$9,689

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for three months ended June 30, 2019 and 2018.

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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and six months ended June 30, 2019 and 2018 these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At June 30, 2019, the Company had $4,744 of undrawn letters of credit.

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
The adoption of ASC 842 had a material impact on the Company’s Unaudited Condensed Consolidated Balance Sheets, resulting in the recognition, on January 1, 2019, of a lease liability of $299,243 which represents the present value of the remaining lease payments, and a right-of-use asset of $254,245 which represents the lease liability, offset by adjustments as appropriate under ASC 842. The adoption of ASC 842 did not have a material impact on the Company’s other Unaudited Condensed Consolidated Financial Statements.

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

While the Company believes that the methodology used in the calculation of organic revenue change is entirely consistent with our closest U.S. competitors, the calculations may not be comparable to similarly titled measures presented by other publicly traded companies in other industries. Additional information regarding the Company’s acquisition activity as it relates to potential revenue growth is provided in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Certain Factors Affecting our Business.”
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2019 and 2018 and the financial condition of the Company as of June 30, 2019. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report for the year ended December 31, 2018 as reported on the Form 10-K (the “Annual Report on Form 10-K”). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:	(Dollars in Thousands)
Global Integrated Agencies	$154,368	$158,163	$284,087	$287,686
Domestic Creative Agencies	65,193	72,971	132,201	139,625
Specialist Communication	47,170	40,304	86,123	79,128
Media Services	21,331	21,398	41,510	46,082
All Other	74,068	86,907	147,000	154,190
Total	$362,130	$379,743	$690,921	$706,711

Segment operating income (loss):
Global Integrated Agencies	$20,720	$18,352	$24,491	$4,760
Domestic Creative Agencies	8,730	5,077	14,207	7,955
Specialist Communication	6,683	6,216	13,760	9,944
Media Services	991	(1,719)	(843)	(1,738)
All Other	2,949	15,986	8,962	22,430
Corporate	(16,631)	(13,140)	(21,454)	(27,212)
Total	$23,442	$30,772	$39,123	$16,139

Other Income (Expenses):
Interest expense and finance charges, net	$(16,413)	$(16,859)	$(33,174)	$(32,942)
Foreign exchange gain (loss)	2,932	(6,549)	8,374	(13,209)
Other, net	(746)	592	(4,128)	1,033
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	9,215	7,956	10,195	(28,979)
Income tax expense (benefit)	2,088	1,977	2,835	(6,353)
Income (loss) before equity in earnings of non-consolidated affiliates	7,127	5,979	7,360	(22,626)
Equity in earnings (losses) of non-consolidated affiliates	206	(28)	289	58
Net income (loss)	7,333	5,951	7,649	(22,568)
Net income attributable to the noncontrolling interest	(3,043)	(2,545)	(3,472)	(3,442)
Net income (loss) attributable to MDC Partners Inc.	$4,290	$3,406	$4,177	$(26,010)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization:	(Dollars in Thousands)
Global Integrated Agencies	$4,437	$4,743	$8,502	$12,152
Domestic Creative Agencies	1,547	1,281	2,786	2,574
Specialist Communication	698	992	1,265	1,959
Media Services	794	635	1,485	1,273
All Other	2,966	3,892	5,025	5,736
Corporate	221	160	438	384
Total	$10,663	$11,703	$19,501	$24,078

Stock-based compensation:
Global Integrated Agencies	$1,232	$2,475	$4,999	$4,935
Domestic Creative Agencies	522	1,097	986	1,507
Specialist Communication	52	52	78	239
Media Services	(16)	74	(16)	149
All Other	652	684	940	1,341
Corporate	1,192	1,221	(381)	2,469
Total	$3,634	$5,603	$6,606	$10,640

Capital expenditures:
Global Integrated Agencies	$1,816	$2,411	$3,234	$4,654
Domestic Creative Agencies	369	569	1,063	1,473
Specialist Communication	231	2,208	482	2,443
Media Services	126	131	167	315
All Other	1,757	547	2,958	772
Corporate	18	24	19	32
Total	$4,317	$5,890	$7,923	$9,689

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Consolidated Results of Operations

Revenues
Revenue was $362.1 million for the three months ended June 30, 2019 compared to revenue of $379.7 million for the three months ended June 30, 2018. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Operating Income
Operating income for the three months ended June 30, 2019 was $23.4 million, compared to $30.8 million for the three months ended June 30, 2018, representing a decrease of $7.4 million. The decrease was primarily driven by a decline in operating income in the Advertising and Communications Group of $3.8 million. Additionally, Corporate operating expenses were higher by $3.5 million, driven by severance expense in the second quarter of 2019.
Other, Net
Other, net, for the three months ended June 30, 2019 was loss of $0.7 million compared to income of $0.6 million for the three months ended June 30, 2018.
Foreign Exchange Gain (Loss)
Foreign exchange gain for the three months ended June 30, 2019 was $2.9 million compared to loss of $6.5 million for the three months ended June 30, 2018. The improvement in the foreign exchange impact is primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended June 30, 2019 was $16.4 million compared to $16.9 million for the three months ended June 30, 2018, representing a decrease of $0.5 million.
Income Tax Expense (Benefit)
Income tax expense for the three months ended June 30, 2019 was $2.1 million (on income of $9.2 million resulting in an effective tax rate of 22.7%) compared to an expense of $2.0 million (on income of $8.0 million resulting in an effective tax rate of 24.8%) for the three months ended June 30, 2018.  The change in the effective tax rate was primarily driven by the jurisdictional mix of earnings.
Equity in Earnings of Non-Consolidated Affiliates
Equity in earnings of non-consolidated affiliates represents the income or losses attributable to equity method investments. Income recorded for the three months ended June 30, 2019 was $0.2 million compared to the loss of $0.03 million for the three months ended June 30, 2018.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended June 30, 2019 was $3.0 million compared to $2.5 million for the three months ended June 30, 2018.

Net Income Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net income attributable to MDC Partners Inc. common shareholders for the three months ended June 30, 2019 was $0.8 million, or $0.01 diluted income per share, compared to net income attributable to MDC Partners Inc. common shareholders of $1.1 million, or $0.02 diluted income per share, for the three months ended June 30, 2018.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, and the “All Other” category, within the Advertising and Communications Group.

The components of the fluctuations in revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
June 30, 2018	$379,743		$295,268		$33,086		$51,389
Components of revenue change:
Foreign exchange impact	(4,176)	(1.1)%	—	—%	(1,122)	(3.4)%	(3,054)	(5.9)%
Non-GAAP acquisitions (dispositions), net	(4,218)	(1.1)%	496	0.2%	(5,545)	(16.8)%	831	1.6%
Organic revenue growth (decline)	(9,219)	(2.4)%	(11,105)	(3.8)%	(1,855)	(5.6)%	3,741	7.3%
Total Change	$(17,613)	(4.6)%	$(10,609)	(3.6)%	$(8,522)	(25.8)%	$1,518	3.0%
June 30, 2019	$362,130		$284,659		$24,564		$52,907
Revenue was $362.1 million for the three months ended June 30, 2019 compared to revenue of $379.7 million for the three months ended June 30, 2018, representing a decline of $17.6 million.

The negative foreign exchange impact of $4.2 million, or 1.1%, was attributed to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended June 30, 2019, organic revenue decreased by $9.2 million, or 2.4%, of which $9.7 million, or 2.5% pertained to Partner Firms the Company has owned throughout each of the comparable periods presented. The remaining revenue growth of $0.4 million, or 0.1%, was generated from acquired Partner Firms. The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins. Additionally, the change in revenue was driven by a decline in categories including health care, food and beverage and automotive, partially offset by growth in transportation and technology.
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended June 30, 2019:

	Specialist Communications		All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2018 and 2019 acquisitions	$1,519		$698		$2,217
Contribution to non-GAAP organic revenue (growth) decline	(440)	—	—	—	(440)
Prior year revenue from dispositions	—		(5,995)		(5,995)
Non-GAAP acquisitions (dispositions), net	$1,079		$(5,297)		$(4,218)

The geographic mix in revenues for the three months ended June 30, 2019 and 2018 is as follows:

	2019	2018
United States	78.6%	77.8%
Canada	6.8%	8.7%
Other	14.6%	13.5%
Revenue growth was mixed through the geographic regions with a decline in the United States of 3.6%, a decline in Canada of 25.8%, partially offset by growth of 3.0% in the other regions outside of North America partially attributable to the strengthening of the U.S. dollar.

The United States and Canada had organic revenue decline of 3.8% and 5.6%, respectively. Organic revenue growth outside of North America was 7.3%. Organic revenue performance in the United States and Canada was attributable to client losses and a reduction in spending by some clients, partially offset by a contribution from new client wins.
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$362,130		$379,743		$(17,613)	(4.6)%
Operating expenses
Cost of services sold	240,482	66.4%	253,390	66.7%	(12,908)	(5.1)%
Office and general expenses	71,132	19.6%	70,898	18.7%	234	0.3%
Depreciation and amortization	10,442	2.9%	11,543	3.0%	(1,101)	(9.5)%
	$322,056	88.9%	$335,831	88.4%	$(13,775)	(4.1)%
Operating profit (loss)	$40,074	11.1%	$43,912	11.6%	$(3,838)	(8.7)%
The change in operating profit was primarily attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$60,040	16.6%	$52,590	13.8%	$7,450	14.2%
Staff costs (2)	204,442	56.5%	224,582	59.1%	(20,140)	(9.0)%
Administrative	42,617	11.8%	47,801	12.6%	(5,184)	(10.8)%
Deferred acquisition consideration	2,073	0.6%	(5,067)	(1.3)%	7,140	NM
Stock-based compensation	2,442	0.7%	4,382	1.2%	(1,940)	(44.3)%
Depreciation and amortization	10,442	2.9%	11,543	3.0%	(1,101)	(9.5)%
Total operating expenses	$322,056	88.9%	$335,831	88.4%	$(13,775)	(4.1)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs increased primarily attributed to higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was primarily attributed to staffing reductions at Partner Firms and lower costs to support the operations of Partner Firms.
Deferred acquisition consideration change for the three months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$154,368		$158,163		$(3,795)	(2.4)%
Operating expenses
Cost of services sold	97,230	63.0%	104,959	66.4%	(7,729)	(7.4)%
Office and general expenses	31,981	20.7%	30,109	19.0%	1,872	6.2%
Depreciation and amortization	4,437	2.9%	4,743	3.0%	(306)	(6.4)%
	$133,648	86.6%	$139,811	88.4%	$(6,163)	(4.4)%
Operating profit	$20,720	13.4%	$18,352	11.6%	$2,368	12.9%
The decline in revenue is primarily due to a negative impact from foreign exchange of $2.9 million, or 1.8%.
The change in operating profit was primarily attributed to a decline in revenue, more than offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$15,785	10.2%	$11,237	7.1%	$4,548	40.5%
Staff costs (2)	91,357	59.2%	102,066	64.5%	(10,709)	(10.5)%
Administrative	19,026	12.3%	21,899	13.8%	(2,873)	(13.1)%
Deferred acquisition consideration	1,811	1.2%	(2,609)	(1.6)%	4,420	NM
Stock-based compensation	1,232	0.8%	2,475	1.6%	(1,243)	(50.2)%
Depreciation and amortization	4,437	2.9%	4,743	3.0%	(306)	(6.4)%
Total operating expenses	$133,648	86.6%	$139,811	88.4%	$(6,163)	(4.4)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs increased primarily attributed to higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.
Deferred acquisition consideration change for the three months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$65,193		$72,971		$(7,778)	(10.7)%
Operating expenses
Cost of services sold	41,782	64.1%	49,830	68.3%	(8,048)	(16.2)%
Office and general expenses	13,134	20.1%	16,783	23.0%	(3,649)	(21.7)%
Depreciation and amortization	1,547	2.4%	1,281	1.8%	266	20.8%
	$56,463	86.6%	$67,894	93.0%	$(11,431)	(16.8)%
Operating profit	$8,730	13.4%	$5,077	7.0%	$3,653	72.0%
The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins.
The change in operating profit was attributed to the decline in revenue, more than offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$9,863	15.1%	$12,267	16.8%	$(2,404)	(19.6)%
Staff costs (2)	37,009	56.8%	42,809	58.7%	(5,800)	(13.5)%
Administrative	7,688	11.8%	9,207	12.6%	(1,519)	(16.5)%
Deferred acquisition consideration	(166)	(0.3)%	1,233	1.7%	(1,399)	NM
Stock-based compensation	522	0.8%	1,097	1.5%	(575)	(52.4)%
Depreciation and amortization	1,547	2.4%	1,281	1.8%	266	20.8%
Total operating expenses	$56,463	86.6%	$67,894	93.0%	$(11,431)	(16.8)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decline in direct costs are attributable to the decline in revenues.
The decrease in staff costs were attributed to staffing reductions at certain Partner Firms.
Deferred acquisition consideration change for the three months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$47,170		$40,304		$6,866	17.0%
Operating expenses
Cost of services sold	32,112	68.1%	25,613	63.5%	6,499	25.4%
Office and general expenses	7,677	16.3%	7,483	18.6%	194	2.6%
Depreciation and amortization	698	1.5%	992	2.5%	(294)	(29.6)%
	$40,487	85.8%	$34,088	84.6%	$6,399	18.8%
Operating profit	$6,683	14.2%	$6,216	15.4%	$467	7.5%
The increase in revenue is primarily due to client wins at certain Partner firms as well as a contribution of $1.5 million from an acquired Partner Firm.
The change in operating profit was attributed to the increase in revenue, partially offset by higher operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$13,017	27.6%	$8,970	22.3%	$4,047	45.1%
Staff costs (2)	20,977	44.5%	18,769	46.6%	2,208	11.8%
Administrative	4,998	10.6%	5,048	12.5%	(50)	(1.0)%
Deferred acquisition consideration	745	1.6%	257	0.6%	488	NM
Stock-based compensation	52	0.1%	52	0.1%	—	—
Depreciation and amortization	698	1.5%	992	2.5%	(294)	(29.6)%
Total operating expenses	$40,487	85.8%	$34,088	84.6%	$6,399	18.8%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs are attributable to higher revenues.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm and higher costs to support the growth of certain Partner Firms.

Media Services
The change in expenses and operating profit as a percentage of revenue in the Media Services reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$21,331		$21,398		$(67)	(0.3)%
Operating expenses
Cost of services sold	14,835	69.5%	15,239	71.2%	(404)	(2.7)%
Office and general expenses	4,711	22.1%	7,243	33.8%	(2,532)	(35.0)%
Depreciation and amortization	794	3.7%	635	3.0%	159	25.0%
	$20,340	95.4%	$23,117	108.0%	$(2,777)	(12.0)%
Operating income (loss)	$991	4.6%	$(1,719)	(8.0)%	$2,710	NM
NM - Not meaningful
The change in operating profit was primarily attributable lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$3,716	17.4%	$1,652	7.7%	$2,064	125.0%
Staff costs (2)	12,710	59.6%	16,629	77.7%	(3,919)	(23.6)%
Administrative	3,751	17.6%	4,037	18.9%	(286)	(7.1)%
Deferred acquisition consideration	(615)	(2.9)%	90	0.4%	(705)	NM
Stock-based compensation	(16)	(0.1)%	74	0.3%	(90)	NM
Depreciation and amortization	794	3.7%	635	3.0%	159	25.0%
Total operating expenses	$20,340	95.4%	$23,117	108.0%	$(2,777)	(12.0)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs is driven by incremental costs to support certain client arrangements.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.

All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$74,068		$86,907		$(12,839)	(14.8)%
Operating expenses
Cost of services sold	54,522	73.6%	57,749	66.4%	(3,227)	(5.6)%
Office and general expenses	13,631	18.4%	9,280	10.7%	4,351	46.9%
Depreciation and amortization	2,966	4.0%	3,892	4.5%	(926)	(23.8)%
	$71,119	96.0%	$70,921	81.6%	$198	0.3%
Operating profit	$2,949	4.0%	$15,986	18.4%	$(13,037)	(81.6)%
The decline in revenue was primarily attributable to a disposition of a Partner Firm with an impact of $6.0 million as well as a decline from existing Partner Firms of $7.0 million, primarily attributable to reduced spending from existing clients.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$17,659	23.8%	$18,464	21.2%	$(805)	(4.4)%
Staff costs (2)	42,390	57.2%	44,309	51.0%	(1,919)	(4.3)%
Administrative	7,154	9.7%	7,610	8.8%	(456)	(6.0)%
Deferred acquisition consideration	298	0.4%	(4,038)	(4.6)%	4,336	NM
Stock-based compensation	652	0.9%	684	0.8%	(32)	(4.7)%
Depreciation and amortization	2,966	4.0%	3,892	4.5%	(926)	(23.8)%
Total operating expenses	$71,119	96.0%	$70,921	81.6%	$198	0.3%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was primarily attributed to staffing reductions at certain Partner Firms and a positive benefit from the disposition of a Partner Firm.

Deferred acquisition consideration change for the three months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Corporate
The change in operating expenses for Corporate for the three months ended June 30, 2019 and 2018 was as follows:

	2019	2018	Variance
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs (1)	$11,325	$6,377	$4,948	77.6%
Administrative	3,893	5,382	(1,489)	(27.7)%
Stock-based compensation	1,192	1,221	(29)	(2.4)%
Depreciation and amortization	221	160	61	38.1%
Total operating expenses	$16,631	$13,140	$3,491	26.6%

(1)	Excludes stock-based compensation.
Staff costs increased due to a $6.7 million severance charge, partially offset by lower compensation expense associated with a reduction in staff related to certain actions taken in the prior year.

The decrease in administrative costs was primarily related to lower professional fees as the prior year included fees related to the implementation of a new accounting pronouncement.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Consolidated Results of Operations

Revenues
Revenue was $690.9 million for the six months ended June 30, 2019 compared to revenue of $706.7 million for the six months ended June 30, 2018. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Operating Profit
Operating profit for the six months ended June 30, 2019 was $39.1 million compared to $16.1 million for the six months ended June 30, 2018, representing a change of $23.0 million. The change was primarily driven by an increase in operating income in the Advertising and Communications Group of $17.2 million. Additionally, Corporate operating expenses decreased by $5.8 million, primarily related to lower compensation expense, stock-based compensation and professional fees as well as an impairment charge of $2.3 million recognized in 2018.
Other, Net
Other, net, for the six months ended June 30, 2019 was loss of $4.1 million compared to income of $1.0 million for the six months ended June 30, 2018, primarily driven by a loss on the sale of Kingsdale.
Foreign Exchange Transaction Gain (Loss)
Foreign exchange gain for the six months ended June 30, 2019 was $8.4 million compared to a loss of $13.2 million for the six months ended June 30, 2018. The change in foreign exchange is primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the six months ended June 30, 2019 was $33.2 million compared to $32.9 million for the six months ended June 30, 2018, representing an increase of $0.3 million
Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2019 was $2.8 million (on income of $10.2 million resulting in an effective tax rate of 27.8%) compared to a benefit of $6.4 million (on a loss of $29.0 million resulting in an effective tax rate of 21.9%) for the six months ended June 30, 2018. The change in the effective tax rate was primarily driven by the jurisdictional mix of earnings.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity-accounted affiliate operations. The Company recorded $0.3 million of income for the six months ended June 30, 2019 compared to income of $0.1 million for the six months ended June 30, 2018.
Noncontrolling Interests
The effect of noncontrolling interests for the six months ended June 30, 2019 was $3.5 million compared to $3.4 million for the six months ended June 30, 2018.

Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net loss attributable to MDC Partners Inc. common shareholders for the six months ended June 30, 2019 was $1.4 million, or $0.02 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $30.1 million, or $0.53 diluted income per share, for the six months ended June 30, 2018.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
The components of the fluctuations in revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
June 30, 2018	$706,711		$551,792		$59,465		$95,454
Components of revenue change:
Foreign exchange impact	(9,316)	(1.3)%	—	—%	(2,375)	(4.0)%	(6,941)	(7.3)%
Non-GAAP acquisitions (dispositions), net	5,635	0.8%	11,234	2.0%	(7,281)	(12.2)%	1,682	1.8%
Organic revenue growth (decline)	(12,109)	(1.7)%	(15,350)	(2.8)%	(2,867)	(4.8)%	6,108	6.4%
Total Change	$(15,790)	(2.2)%	$(4,116)	(0.7)%	$(12,523)	(21.1)%	$849	0.9%
June 30, 2019	$690,921		$547,676		$46,942		$96,303
Revenue for the Advertising and Communications Group was $690.9 million for the six months ended June 30, 2019 compared to revenue of $706.7 million for the six months ended June 30, 2018, representing a decrease of $15.8 million, or 2.2%.
The negative foreign exchange impact of $9.3 million, or 1.3%, was attributed to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the six months ended June 30, 2019, organic revenue decreased by $12.1 million, or 1.7%, of which $16.6 million, or 2.3% pertained to Partner Firms the Company has owned throughout each of the comparable periods presented. The remaining revenue growth of $4.4 million, or 0.6%, was generated from acquired Partner Firms. The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins. Additionally, the change in revenue was driven by a decline in categories including health care, food and beverage and automotive, partially offset by growth in transportation and technology.

The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the six months ended June 30, 2019:

	Specialist Communications		All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2018 and 2019 acquisitions	$2,762		$15,140		$17,902
Contribution to non-GAAP organic revenue (growth) decline	(643)	—	(3,805)	—	(4,448)
Prior year revenue from dispositions	—		(7,819)		(7,819)
Non-GAAP acquisitions (dispositions), net	$2,119		$3,516		$5,635
The geographic mix in revenues for the six months ended June 30, 2019 and 2018 is as follows:

	2019	2018
United States	79.3%	78.1%
Canada	6.8%	8.4%
Other	13.9%	13.5%
Revenue growth was mixed through the geographic regions with a decline in the United States of 0.7%, a decline in Canada of 21.1% and growth of 0.9% in the other regions outside of North America partially attributable to the strengthening of the U.S. dollar.
The United States and Canada had organic revenue decline of 2.8% and 4.8%, respectively. Organic revenue growth outside of North America was 6.4% as we continue to extend capabilities into new markets throughout Europe, South America, Australia, and Asia.
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$690,921		$706,711		$(15,790)	(2.2)%
Operating expenses
Cost of services sold	477,903	69.2%	496,420	70.2%	(18,517)	(3.7)%
Office and general expenses	133,377	19.3%	143,246	20.3%	(9,869)	(6.9)%
Depreciation and amortization	19,063	2.8%	23,694	3.4%	(4,631)	(19.5)%
	$630,343	91.2%	$663,360	93.9%	$(33,017)	(5.0)%
Operating profit	$60,578	8.8%	$43,351	6.1%	$17,227	39.7%

The change in operating profit was attributable to a decline in revenue, more than offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$116,492	16.9%	$101,102	14.3%	$15,390	15.2%
Staff costs (2)	406,000	58.8%	437,655	61.9%	(31,655)	(7.2)%
Administrative	87,371	12.6%	95,219	13.5%	(7,848)	(8.2)%
Deferred acquisition consideration	(5,570)	(0.8)%	(2,481)	(0.4)%	(3,089)	NM
Stock-based compensation	6,987	1.0%	8,171	1.2%	(1,184)	(14.5)%
Depreciation and amortization	19,063	2.8%	23,694	3.4%	(4,631)	(19.5)%
Total operating expenses	$630,343	91.2%	$663,360	93.9%	$(33,017)	(5.0)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs increased primarily attributed to higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was primarily attributed to staffing reductions at Partner Firms and lower costs to support the operations of Partner Firms.
The decrease in administrative costs is driven by lower spending in connection with savings initiatives.
Deferred acquisition consideration change for the six months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%

Revenue	$284,087		$287,686		$(3,599)	(1.3)%
Operating expenses
Cost of services sold	194,506	68.5%	207,996	72.3%	(13,490)	(6.5)%
Office and general expenses	56,588	19.9%	62,778	21.8%	(6,190)	(9.9)%
Depreciation and amortization	8,502	3.0%	12,152	4.2%	(3,650)	(30.0)%
	$259,596	91.4%	$282,926	98.3%	$(23,330)	(8.2)%
Operating profit	$24,491	8.6%	$4,760	1.7%	$19,731	414.5%
Revenue was lower due to a negative foreign exchange impact of $6.5 million, or 2.3%, partially offset by an increase in revenue from existing Partner Firms of $2.9 million, or 1.0%, primarily attributable to client wins at a certain agency.
The change in operating profit was primarily attributed to lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$30,281	10.7%	$17,738	6.2%	$12,543	70.7%
Staff costs (2)	180,600	63.6%	204,465	71.1%	(23,865)	(11.7)%
Administrative	38,368	13.5%	44,810	15.6%	(6,442)	(14.4)%
Deferred acquisition consideration	(3,154)	(1.1)%	(1,174)	(0.4)%	(1,980)	NM
Stock-based compensation	4,999	1.8%	4,935	1.7%	64	1.3%
Depreciation and amortization	8,502	3.0%	12,152	4.2%	(3,650)	(30.0)%
Total operating expenses	$259,596	91.4%	$282,926	98.3%	$(23,330)	(8.2)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs increased primarily attributed to higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.
The decrease in administrative costs is driven by lower spending in connection with savings initiatives.
Deferred acquisition consideration change for the six months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$132,201		$139,625		$(7,424)	(5.3)%
Operating expenses
Cost of services sold	89,506	67.7%	98,424	70.5%	(8,918)	(9.1)%
Office and general expenses	25,702	19.4%	30,672	22.0%	(4,970)	(16.2)%
Depreciation and amortization	2,786	2.1%	2,574	1.8%	212	8.2%
	$117,994	89.3%	$131,670	94.3%	$(13,676)	(10.4)%
Operating profit	$14,207	10.7%	$7,955	5.7%	$6,252	78.6%
The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins.
The change in operating profit was primarily attributed to the decline in revenue, offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$24,550	18.6%	$23,139	16.6%	$1,411	6.1%
Staff costs (2)	74,879	56.6%	85,209	61.0%	(10,330)	(12.1)%
Administrative	15,562	11.8%	17,778	12.7%	(2,216)	(12.5)%
Deferred acquisition consideration	(769)	(0.6)%	1,463	1.0%	(2,232)	NM
Stock-based compensation	986	0.7%	1,507	1.1%	(521)	(34.6)%
Depreciation and amortization	2,786	2.1%	2,574	1.8%	212	8.2%
Total operating expenses	$117,994	89.3%	$131,670	94.3%	$(13,676)	(10.4)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.
Deferred acquisition consideration change for the six months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$86,123		$79,128		$6,995	8.8%
Operating expenses
Cost of services sold	57,986	67.3%	52,355	66.2%	5,631	10.8%
Office and general expenses	13,112	15.2%	14,870	18.8%	(1,758)	(11.8)%
Depreciation and amortization	1,265	1.5%	1,959	2.5%	(694)	(35.4)%
	$72,363	84.0%	$69,184	87.4%	$3,179	4.6%
Operating profit	$13,760	16.0%	$9,944	12.6%	$3,816	38.4%
The increase in revenue is primarily due to client wins at certain Partner firms as well as a contribution of $2.8 million from an acquired Partner Firm.
The change in operating profit was primarily attributed to an increase in revenue partially offset by an increase in operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$20,842	24.2%	$18,448	23.3%	$2,394	13.0%
Staff costs (2)	41,147	47.8%	37,732	47.7%	3,415	9.1%
Administrative	10,080	11.7%	10,041	12.7%	39	0.4%
Deferred acquisition consideration	(1,049)	(1.2)%	765	1.0%	(1,814)	NM
Stock-based compensation	78	0.1%	239	0.3%	(161)	(67.3)%
Depreciation and amortization	1,265	1.5%	1,959	2.5%	(694)	(35.4)%
Total operating expenses	$72,363	84.0%	$69,184	87.4%	$3,179	4.6%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs are in line with the growth in revenue.

The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm, and higher costs to support the growth of certain Partner Firms.

Deferred acquisition consideration change for the six months ended June 30, 2019 was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Media Services
The change in expenses and operating profit as a percentage of revenue in the Media Services reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$41,510		$46,082		$(4,572)	(9.9)%
Operating expenses
Cost of services sold	29,629	71.4%	32,013	69.5%	(2,384)	(7.4)%
Office and general expenses	11,239	27.1%	14,534	31.5%	(3,295)	(22.7)%
Depreciation and amortization	1,485	3.6%	1,273	2.8%	212	16.7%
	$42,353	102.0%	$47,820	103.8%	$(5,467)	(11.4)%
Operating (loss) profit	$(843)	(2.0)%	$(1,738)	(3.8)%	$895	51.5%
The decline in revenue is primarily due to client losses and a reduction in spending by certain clients, partially offset by new client wins.
The change in operating profit was primarily attributable to a decline in revenue, more than offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$7,645	18.4%	$5,455	11.8%	$2,190	40.2%
Staff costs (2)	25,185	60.7%	32,380	70.3%	(7,195)	(22.2)%
Administrative	7,981	19.2%	8,391	18.2%	(410)	(4.9)%
Deferred acquisition consideration	73	0.2%	172	0.4%	(99)	(57.6)%
Stock-based compensation	(16)	—%	149	0.3%	(165)	NM
Depreciation and amortization	1,485	3.6%	1,273	2.8%	212	16.7%
Total operating expenses	$42,353	102.0%	$47,820	103.8%	$(5,467)	(11.4)%
NM - Not meaningful

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was attributed to staffing reductions at certain Partner Firms.

All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$147,000		$154,190		$(7,190)	(4.7)%
Operating expenses
Cost of services sold	106,276	72.3%	105,632	68.5%	644	0.6%
Office and general expenses	26,737	18.2%	20,392	13.2%	6,345	31.1%
Depreciation and amortization	5,025	3.4%	5,736	3.7%	(711)	(12.4)%
	$138,038	93.9%	$131,760	85.5%	$6,278	4.8%
Operating profit	$8,962	6.1%	$22,430	14.5%	$(13,468)	(60.0)%
The change in revenue was primarily attributable to revenue contributions of $15.1 million, or 10.3% from acquired Partner Firms, partially offset by negative revenue impact of $7.8 million or 5.3% from the disposition of a Partner firm, a decline from existing Partner Firms of $13.0 million, or 8.9%, and negative foreign exchange impact of $1.4 million, or 0.9%.
The change in the categories of expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2019 and 2018 was as follows:

The change in the categories of expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$33,174	22.6%	$36,322	23.6%	$(3,148)	(8.7)%
Staff costs (2)	84,188	57.3%	77,869	50.5%	6,319	8.1%
Administrative	15,382	10.5%	14,199	9.2%	1,183	8.3%
Deferred acquisition consideration	(671)	(0.5)%	(3,707)	(2.4)%	3,036	81.9%
Stock-based compensation	940	0.6%	1,341	0.9%	(401)	(29.9)%
Depreciation and amortization	5,025	3.4%	5,736	3.7%	(711)	(12.4)%
Total operating expenses	$138,038	93.9%	$131,760	85.5%	$6,278	4.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in staff costs was primarily attributed to contributions from an acquired Partner Firm.
Deferred acquisition consideration increase was primarily attributed to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Corporate
The change in operating expenses for Corporate for the six months ended June 30, 2019 and 2018 was as follows:

	2019	2018	Variance
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs (1)	$13,851	$11,742	$2,109	18.0%
Administrative	7,546	10,301	(2,755)	(26.7)%
Stock-based compensation	(381)	2,469	(2,850)	NM
Depreciation and amortization	438	384	54	14.1%
Other asset impairment	—	2,317	(2,317)	(100.0)%
Total operating expenses	$21,454	$27,213	$(5,759)	(21.2)%
NM - Not meaningful

(1)	Excludes stock-based compensation.
Staff costs increased due to a $6.7 million severance charge, partially offset by lower compensation expense associated with a reduction in staff related to certain actions taken in the prior year.

The decrease in administrative costs was primarily related to lower professional fees as the prior year included fees related to the implementation of a new accounting pronouncement.
Stock-based compensation was a credit in the six months ended June 30, 2019 due to the reversal of expense previously recognized in connection with the forfeiture of a performance based equity award.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	As of and for the six months ended June 30, 2019	As of and for the six months ended June 30, 2018	As of and for the year ended December 31, 2018
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$27,304	$24,999	$30,873
Working capital (deficit)	$(184,620)	$(176,959)	$(152,682)
Cash provided by (used in) operating activities	$(40,237)	$(61,713)	$17,280
Cash provided by (used in) investing activities	$9,818	$(36,121)	$(50,431)
Cash provided by (used in) financing activities	$25,712	$76,343	$21,434
Ratio of long-term debt to shareholders' deficit	-5.32	-6.52	-3.87
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At June 30, 2019, the Company had $27.5 million of borrowings outstanding and $202.7 million available under the Credit Agreement.
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
Working Capital
At June 30, 2019, the Company had a working capital deficit of $184.6 million compared to a deficit of $152.7 million at December 31, 2018. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2019 was $40.2 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Cash flows used in operating activities for the six months ended June 30, 2018 was $61.7 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments, deferred acquisition consideration payments as well as net income (loss) adjusted to reconcile to net cash used in operating activities.

Investing Activities

During the six months ended June 30, 2019, cash flows provided by investing activities was $9.8 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $7.9 million of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements and $5.1 million paid for acquisitions.
During the six months ended June 30, 2018, cash flows used in investing activities was $36.1 million, primarily consisting of cash paid of $27.3 million for the acquisition of Instrument and capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $9.7 million.
Financing Activities
During the six months ended June 30, 2019, cash flows provided by financing activities was $25.7 million, primarily driven by $98.6 million in proceeds, net of fees from the issuance of common and preferred shares, partially offset by $40.6 million in net repayments under the Credit Agreement, and $24.2 million in deferred acquisition consideration payments
During the six months ended June 30, 2018, cash flows provided by financing activities was $76.3 million, primarily driven by $115.2 million in net borrowings under the Credit Agreement and $29.2 million of acquisition related payments.
Total Debt
Debt, net of debt issuance costs, as of June 30, 2019 was $914.1 million as compared to $954.1 million outstanding at December 31, 2018. The decrease of $40 million in debt was primarily a result of the Company’s net repayments on the Credit Agreement. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s $900 million aggregate principal amount of its senior unsecured notes due 2024 and $250 million senior secured revolving credit agreement due May 3, 2021 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2019, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2019
Total Senior Leverage Ratio	0.11
Maximum per covenant	2.00

Total Leverage Ratio	4.91
Maximum per covenant	6.25

Fixed Charges Ratio	2.45
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$187,920
Minimum per covenant (in millions)	$105,000
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
The following table presents the changes in the deferred acquisition consideration by segment for the six months ended June 30, 2019:

	June 30, 2019
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communication Agencies	Media Services	All Other	Total
	(Dollars in Thousands)
Beginning Balance of contingent payments	$47,880	$3,747	$13,193	$2,689	$15,089	$82,598
Payments	(20,773)	(526)	(2,031)	(250)	(912)	(24,492)
Additions - acquisitions and step up transactions	—	—	5,695	—	—	5,695
Redemption value adjustments (1)	(3,154)	(769)	(1,049)	73	(671)	(5,570)
Stock-based compensation	(1,711)	26	—	—	1,155	(530)
Other	—	—	—	—	—	—
Ending Balance of contingent payments	22,242	2,478	15,808	2,512	14,661	57,701
Fixed payments	263	279	—	—	—	542
	$22,505	$2,757	$15,808	$2,512	$14,661	$58,243

(1)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

Deferred acquisition consideration excludes future payments with an estimated fair value of $8.6 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.2 million will be paid in the current year and $8.4 million will be paid in one to three years
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding redeemable noncontrolling interest.
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

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2019	2020	2021	2022	2023 & Thereafter	Total
	(Dollars in Thousands)
Cash	$4,671	$1,673	$3,798	$2,720	$6,149	$19,011
Shares	16	32	49	33	17	$147
	$4,687	$1,705	$3,847	$2,753	$6,166	$19,158	(1)
Operating income before depreciation and amortization to be received (2)	$2,001	$80	$1,768	$—	$569	$4,418
Cumulative operating income before depreciation and amortization (3)	$2,001	$2,081	$3,849	$3,849	$4,418		(5)

(1)
This amount is in addition to (i) the $19.9 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $3.6 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 and accessible on the SEC’s website at www.sec.gov., under the caption “Risk Factors,” and in the Company’s other SEC filings.
Website Access to Company Reports
MDC Partners Inc.’s Internet website address is www.mdc-partners.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report on Form 10-Q. From time to time, the Company may use its website as a channel of distribution of material company information.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments:  At June 30, 2019, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $27.5 million borrowings under the Credit Agreement, as of June 30, 2019, a 1.0% increase or decrease in the weighted average interest rate, which was 5.01% at June 30, 2019, would have an interest impact of approximately $0.3 million.
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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $1.0 million.
Impairment Risk: At June 30, 2019, the Company had goodwill of $743.6 million and other intangible assets of $60.8 million. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2018 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended June 30, 2019, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
For the three months ended June 30, 2019, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of June 30, 2019. The following table details those shares withheld during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
4/1/2019 - 4/30/2019	$—	$—	$—	$—
5/1/2019 - 5/31/2019	5,602	2.61	—	—
6/1/2019 - 6/30/2019	13,655	2.91	—	—
Total	$19,257	$2.70	$—	$—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004).
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004).
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010).
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011).
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014).
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014).
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014).
3.1.7	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2017).
3.1.8	Articles of Amendment, dated March 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 15, 2019).
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007).
10.1
Agreement, dated April 19, 2019, by and between the Company and FrontFour Capital Group LLC, on behalf of itself and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2019).

10.2	Employment Agreement, dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2019).
10.3	Employment Agreement, dated as of May 6, 2019, by and between the Company and Jonathan Mirsky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 8, 2019).
10.4	Employment Agreement, dated as of May 16, 2019, by and between the Company and Seth Gardner (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 23, 2019).
10.5	Separation and Release Agreement, dated as of May 9, 2019, by and between the Company and David Doft (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 9, 2019).
10.6	Separation and Release Agreement, dated as of May 6, 2019, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 9, 2019).
10.7
Agreement of Settlement and Release, dated as of June 3, 2019, by and between the Company and Stephanie Nerlich (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 6, 2019).

10.8	Amendment to Incentive/Retention Agreement, dated June 4, 2019, by and between the Company and David Ross (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 6, 2019).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory

August 7, 2019